Form 10-Q
period 1996-03-31
PARK NATIONAL CORP /OH/
filed 1996-05-10
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  -------------------------------

Commission File Number              1-13006
                      ---------------------------------------------------------

                            Park National Corporation
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                          31-1179518
 ------------------------------                     --------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  50 North Third Street, Newark, Ohio    43055
- - -------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                               (614) 349-8451
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- - -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
   --------   --------

7,139,972 common shares, no par value per share, outstanding at April 29, 1996.


                                  Page 1 of 27
                              Exhibit Index Page 17

                            PARK NATIONAL CORPORATION


                                    CONTENTS
                                    --------


                                                               Page
                                                               ----
PART I.  FINANCIAL INFORMATION                                  3-8

 Item 1.  Financial Statements                                  3-8

            Consolidated Balance Sheet as of
            March 31, 1996 and December 31, 1995
            (unaudited)                                           3

            Consolidated Condensed Statement of
            Income for the Three Months Ended
            March 31, 1996 and 1995 (unaudited)                 4,5

            Consolidated Statement of Cash Flows
            for the Three Months ended March 31,
            1996 and 1995 (unaudited)                           6,7

            Notes to Consolidated Financial Statements            8

 Item 2.  Management's Discussion and Analysis of Financial    9-13
          Condition and Results of Operations


PART II.  OTHER INFORMATION                                   14-15

 Item 1.  Legal Proceedings                                      14

 Item 2.  Changes in Securities                                  14

 Item 3.  Defaults Upon Senior Securities                        14

 Item 4.  Submission of Matters to a Vote of Security Holders 14-15

 Item 5.  Other Information                                      15

 Item 6.  Exhibits and Reports on Form 8-K                       15


SIGNATURES                                                       16

EXHIBIT INDEX                                                 17-27



PARK NATIONAL CORPORATION
Consolidated Balance Sheet (Unaudited)
(Dollars in thousands, except per share data)

                                                    March 31,    December 31,
                                                      1996          1995
                                                  -----------    -----------
Assets:
      Cash and due from banks                     $    67,501    $    92,752
      Money market investments                         47,800              0
      Securities available-for-sale, at fair
        value (amortized cost of $306,567
        and $308,298 at March 31, 1996
        and December 31, 1995)                        310,446        317,414
      Securities held-to-maturity, at amortized
        cost (fair value approximates $11,365
        and $11,917 at March 31, 1996
        and December 31, 1995)                         10,842         11,316

      Loans (net of unearned interest)              1,019,811      1,024,727
      Allowance for possible loan losses               25,877         25,073
        Net loans                                     993,934        999,654

      Bank premises and equipment, net                 17,033         17,161
      Other assets                                     41,273         37,911
                                                  -----------    -----------
          Total assets                            $ 1,488,829    $ 1,476,208
 Liabilities and Stockholders' Equity
      Deposits:
        Noninterest-bearing                       $   162,203    $   190,014
        Interest-bearing                            1,052,830      1,016,526
           Total deposits                           1,215,033      1,206,540
      Short-term borrowings                           119,255        113,992
      Other liabilities                                17,772         19,252
           Total liabilities                        1,352,060      1,339,784

      Stockholders' Equity:
         Common stock (No par value; 10,000,000
          shares authorized; 7,222,610 shares
          issued in 1996 and 1995)                     26,819         26,819
         Unrealized holding gain on
          available-for-sale securities, net            2,521          5,926
         Retained earnings                            110,105        106,508
         Treasury stock (84,188 shares in 1996
          and 87,388 shares in 1995)                   (2,676)        (2,829)
          Total stockholders' equity                  136,769        136,424
                                                  -----------    -----------
          Total liabilities and
           stockholders' equity                   $ 1,488,829    $ 1,476,208


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)


                                   Three Months Ended
                                        March 31,

                                     1996      1995
                                   -------   -------
Interest Income:

   Interest & fees on loans        $24,116   $21,563

   Interest on:
     Obligations of U.S. Govt,
          its agencies & other
          securities                 5,220     4,372
     Obligations of states &
          political subdivisions       143       159

   Other interest income               424        64

     Total interest income          29,903    26,158


Interest expense:

   Interest on deposits:
     Demand & savings deposits       3,069     3,253
     Time deposits                   7,838     5,499

   Non-deposit interest              1,412     1,795

     Total interest expense         12,319    10,547

          Net interest income       17,584    15,611

Provision for loan losses            1,005       910

          Net interest income
              after provision       16,579    14,701


PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited) - (Continued) (Dollars in thousands, except per share data)

                                        Three Months Ended
                                              March 31,
                                        1996            1995
                                    -----------    -----------
Other income                        $     3,681    $     3,389

Loss on sale of securities                 (294)          (614)

Other expense:

  Salaries & employee benefits            5,471          5,085
  Occupancy                                 595            510
  Furniture & equipment                     560            523
  Other expenses                          4,358          3,965
       Total other expense               10,984         10,083


            Income before federal
                  income taxes            8,982          7,393

Federal income taxes                      2,887          2,377


            Net income              $     6,095    $     5,016
                                    ===========    ===========
Per Share:

  Net income                        $      0.85    $      0.70

  Weighted average common
     shares outstanding               7,136,037      7,189,650

  Cash dividends declared           $      0.35    $      0.30



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

                                                Three Months Ended
                                                    March 31,
                                                 1996        1995
                                               --------    --------
Operating activities:
    Net income                                 $  6,095    $  5,016
    Adjustments to reconcile net income to
           net cash provided by operating
           activities:
     Depreciation, amortization & accretion          63         133
     Provision for loan losses                    1,005         910
     Amortization of the excess of cost over
           net assets of banks purchased             65         143
     Realized investment security losses            294         614
     Changes in assets & liabilities:
        Increase in other assets                 (1,594)       (254)
        Increase (decrease) in other
           liabilities                            1,022        (895)

     Net cash provided by operating
      activities                                  6,950       5,667


Investing activities:

     Proceeds from sales of:
       Available-for-sale securities             15,061      31,362
     Proceeds from maturities of:
       Available-for-sale securities             32,645      18,027
       Held-to-maturity securities                  474         764
     Purchases of:
       Available-for-sale securities            (45,976)    (25,380)
     Net decrease (increase) in loans             4,858     (17,226)
     Purchases of premises & equipment, net        (372)       (235)

       Net cash provided by
        investing activities                      6,690       7,312


PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)

                                                      Three Months Ended
                                                           March 31,
                                                        1996        1995
                                                     ---------    --------
Financing activities:

   Net increase in deposits                          $   8,493    $  2,341
   Net increase (decrease) in
          short-term borrowings                          5,263     (11,340)
   Reissue of treasury stock                               153           0
   Cash dividends paid                                  (5,000)     (4,314)

      Net cash provided by (used by)
            financing activities                         8,909     (13,313)

      Increase (decrease) in cash &
             cash equivalents                           22,549        (334)

Cash & cash equivalents at beginning of year            92,752      64,116

      Cash & cash equivalents
            at end of period                         $ 115,301    $ 63,782
                                                     =========    ========

Supplemental disclosures of cash flow information:

Cash paid for:
     Interest                                        $  12,675    $ 10,278

     Income taxes                                        1,200           0





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three Month Periods Ended March 31, 1996 and 1995.

Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1996.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheet, condensed statement of income and statement of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report for the year ended December 31, 1995. Certain amounts in prior periods have been reclassified to conform to the financial statement presentation used for current periods.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Results of Operations for the Quarters
                         Ended March 31, 1996 and 1995

Net Interest Income
- - -------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $2.0 million or 12.6% to $17.6 million for the three months ended March 31, 1996 compared to $15.6 million for the first quarter of 1995. The following table indicates that the tax equivalent net interest margin (defined as net interest income divided by average earning assets) increased to 5.29% for the first quarter of 1996 compared to 5.18% for the first quarter of 1995.

                      Three Months Ended March 31st
                              (In Thousands)

                              1996                     1995
                      ---------------------    ---------------------
                                     Tax                       Tax
                       Average    Equivalent     Average   Equivalent
                       Balance        %          Balance        %
                      ---------------------    ----------------------

Loans, Net            $  992,209       9.80%  $  962,711       9.11%

Taxable               $  312,522       6.72%  $  254,662       6.96%
 Investments

Tax-Exempt
 Investments          $    9,305       8.90%  $   10,385       8.98%

Money Markets         $   31,853       5.35%  $    4,381       5.93%
                      ----------       ----   ----------       ----
Interest-Earning      $1,345,889       8.98%  $1,232,139       8.65%
   Assets             ----------       ----   ----------       ----
Interest-Bearing      $1,025,723       4.25%  $  933,689       3.75%
   Deposits

Borrowings            $  121,278       4.68%  $  138,111       5.27%
                      ----------       ----   ----------       ----
Interest-Bearing      $1,147,001       4.32%  $1,071,800       3.99%
   Liabilities        ----------       ----   ----------       ----

Excess Interest-      $  198,888       4.66%  $  160,339       4.66%
   Earning Assets
Net Interest Margin                    5.29%                   5.18%



Average interest-earning assets increased by 9.2% to $1,346 million for the quarter ended March 31, 1996 compared to the same quarter in 1995. Net average loans outstanding increased by 3.1% to $992 million for the first quarter of 1996 compared to the same period in 1995. Average investment securities including money markets increased by 31.3% to $354 million in 1996 compared to $269 million in 1995. The growth in average net loans outstanding at 3.1% in 1996 is somewhat slower than the 12.5% loan growth rate in the first quarter of 1995. The primary reason for the slower growth in net average loan balances has been weaker loan demand. Excess funds generated from the growth of interest-bearing deposits, and not needed to fund loans, have increased average investment securities and money markets by 31.3%.

Average interest-bearing liabilities increased by 7.0% to $1,147 million for the three months ended March 31, 1996 compared to the same quarter in 1995. This increase was due to a 9.9% increase in average interest-bearing deposits to $1,026 million in the first quarter of 1996 compared to the same quarter in 1995. The increase in average interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit which have been more attractive to customers due to higher interest rates being paid on these deposits.

For the three months ended March 31, 1996 and 1995, the net interest spread was 4.66%. The increase of .33% in the yield on interest-earning assets to 8.98% was offset by the increase in the cost of interest-bearing liabilities by .33% to 4.32% for first quarter of 1996 compared to the same period in 1995. However, the net interest margin improved to 5.29% in 1996 compared to 5.18% in 1995 due to both the increase in the amount of excess interest-earning assets and the increase in the yield on those assets to 8.98% from 8.65%.


Provision For Loan Losses
- - -------------------------

The provision for loan losses increased by $95,000 or 10.4% to $1.0 million for the three months ended March 31, 1996 compared to $910,000 for the same period in 1995. Net charge-offs were $201,000 for the quarter ended March 31, 1996 compared to $16,000 for the same quarter in 1995. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans, were $4.0 million or .39% of loans at March 31, 1996 compared to $4.5 million or
 .43% of loans at December 31, 1995 and $4.4 million or .44% of loans at March 31, 1995. The reserve for loan losses as a percentage of outstanding loans was 2.54% at March 31, 1996 compared to 2.45% at December 31, 1995 and 2.25% at March 31, 1995.


Non-Interest Income
- - -------------------

Non-interest income increased by $292,000 or 8.6% to $3.7 million for the three months ended March 31, 1996 compared to $3.4 million for the same period in 1995. The increase was primarily due to a $136,000 increase in non-yield loan fees which resulted from increased originations and sales into the secondary market of fixed rate mortgage loans. Fees from fiduciary activities and service charges on deposits also increased in 1996 compared to 1995.


Security Losses
- - ---------------

Investment security losses were $294,000 for the three months ended March 31, 1996 compared to losses of $614,000 for the same period in 1995. In both 1996 and 1995, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities. The average life of the taxable investment portfolio was approximately 3 years at both March 31, 1996 and 1995.

During the first quarter of 1996, longer-term taxable investment rates increased which resulted in the net unrealized holding gain on available-for-sale securities decreasing to $3.9 million at March 31, 1996 compared to $9.1 million at December 31, 1995. If this trend of higher interest rates were to continue, the Corporation could realize additional investment security losses in 1996.


Other Expense
- - -------------

Total other expense increased by $901,000 or 8.9% to $11.0 million for the three months ended March 31, 1996 compared to $10.1 million for the same period in 1995. Salaries and employee benefits expense increased by $386,000 or 7.6% to $5.5 million for the first quarter of 1996 compared to 1995. Full time equivalent employees were 686 atMarch 31, 1996 compared to 659 at March 31, 1995. Occupancy expense increased by $85,000 or 16.7% to $595,000 in 1996 compared to 1995. This increase was primarily due to the increase in the cost of snow removal in 1996 as a result of the severe winter.

The subcategory other expense which includes data processing expense, fees and service charges, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles, and expenses pertaining to other real estate owned, increased by $393,000 or 9.9% to $4.4 million in 1996 compared to 1995. Increases in data processing expense, fees and service charges, and miscellaneous expense were partially offset by a decrease in deposit insurance premiums.

Federal Income Taxes
- - --------------------

Federal income tax expense was $2.9 million for the first quarter of 1996 compared to $2.4 million for the same period in 1995. The ratio of federal income tax expense to income before taxes was approximately 32% for both 1996 and 1995.

Net Income
- - ----------

Net income increased by $1.1 million or 21.5% to $6.1 million for the three months ended March 31, 1996 compared to the same period in 1995. The annualized, first quarter net income to average assets ratio (ROA) was 1.68% in 1996 compared to 1.51% for the same period in 1995. The annualized, first quarter net income to average equity ratio (ROE) was 17.97% in 1996 compared to 17.46% in 1995.



                        COMPARISON OF FINANCIAL CONDITION
                    FOR MARCH 31, 1996 AND DECEMBER 31, 1995


Changes in Financial Condition and Liquidity
- - --------------------------------------------

Total assets increased by $12.6 million or .9% to $1,489 million at March 31, 1996 compared to $1,476 million at December 31, 1995. Loan balances decreased by $4.9 million to $1,020 million while federal funds sold and investment securities increased by $40.4 million. Loan balances were 68.5% of total assets at March 31, 1996 compared to 69.4% at December 31, 1995 and 73.5% of total assets at March 31, 1995.

Total liabilities increased by $12.3 million or .9% to $1,352 million at March 31, 1996 compared to $1,340 million at December 31, 1995. This increase was due to an increase in interest-bearing deposits and short-term borrowings which more than offset the decrease in non-interest-bearing deposits.


Capital Resources and Liquidity
- - -------------------------------

Stockholders' equity at March 31, 1996 was $136.8 million or 9.19% of total assets compared to $136.4 million or 9.24% at December 31, 1995 and $121.9 million or 8.98% of total assets at March 31, 1995.

Financial institution regulators have established guidelines for minimum capital ratios and well capitalized capital ratios for banks, thrifts, and bank holding companies. The unrealized net gain on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by assets less intangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage capital ratio was 9.11% at March 31, 1996 and 8.91% at December 31, 1995. The minimum Tier I risk-based capital ratio (defined at leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.70% at March 31, 1996 and 13.35% at December 31, 1995. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.97% at March 31, 1996 and 14.61% at December 31, 1995.

The financial institution subsidiaries of Park each met the applicable well capitalized capital ratio guidelines at March 31, 1996. The following table indicates the capital ratios for each subsidiary at March 31, 1996:

                                          Tier I       Total
                             Leverage  Risk-Based   Risk-Based
                             --------  ----------   ----------
Park National Bank             7.84%     11.39%        12.66%
Richland Trust Company         7.97%     12.41%        13.68%
Mutual Federal Savings Bank    7.39%     12.65%        13.92%


At the April 15, 1996 Park National Corporation Board of Directors' Meeting, a cash dividend of $.35 per share was declared payable on June 10, 1996 to shareholders of record on May 17, 1996.

                            PARK NATIONAL CORPORATION
                          PART II - OTHER INFORMATION

Item l.  Legal Proceedings
         -----------------

         Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.

Item 2.  Changes in Securities
         ---------------------
         Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         a. On April 15, 1996, Park National Corporation held its annual meeting of shareholders. At the close of business on the record date, 7,135,672 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 6,692,787 or 93.8% of the outstanding common shares entitled to vote were represented by proxy or in person.

         b. Directors elected at annual meeting for a three year term:

                        John W. Alford
         6,686,734  For   6,053  Withheld  -0-  Abstain and broker
         ---------        -----            ---
                                                Non-Vote

                        C. Daniel DeLawder

         6,686,898  For   5,889  Withheld  -0-  Abstain and broker
         ---------        -----            ---
                                                Non-Vote

                        Tamala Longaberger Kaido

         6,681,194  For  11,593  Withheld  -0-  Abstain and broker
         ---------       ------            ---
                                                Non-Vote

                        Howard E. LeFevre

         6,686,734  For   6,053  Withheld  -0-  Abstain and broker
         ---------        -----            ---
                                                Non-Vote

                        John J. O'Neill

         6,686,685  For   6,102  Withheld  -0-  Abstain and broker
         ---------        -----            ---
                                                Non-Vote

         Directors whose term of office continued after the annual meeting:

                       Dominic C. Fanello
                       R. William Geyer
                       William T. McConnell
                       William A. Phillips
                       Phillip T. Leitnaker
                       J. Gilbert Reese
                       Rick R. Taylor
                       John L. Warner

         c.  See Item 4(b) for the voting results for directors.

             Proposal to increase the authorized number of common shares, without par value, of Park National Corporation from 10,000,000 to 20,000,000.

6,650,673  For  31,510  Against  10,604  Abstain  -0- Broker Non-Vote
- - -----------     --------         --------         ----

         d.  Not Applicable


Item 5.  Other Information
         -----------------
         Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         a.  Exhibits
             --------
             See Exhibit Index at Page 17

          b. Reports on Form 8-K
             -------------------
             No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PARK NATIONAL CORPORATION





DATE: MAY 10, 1996         BY:  /s/ C. Daniel Delawder
     ------------------       ----------------------------------
                               C. Daniel DeLawder
                               President




DATE: May 10, 1996         BY: /s/ David C. Bowers
     ------------------       ----------------------------------
                               David C. Bowers
                               Chief Financial Officer/Secretary

                           PARK NATIONAL CORPORATION


                                 Exhibit Index
                                 -------------



      Exhibit Number           Description              Page Number
      --------------           -----------              -----------

           3(a)           Certificate of Amendment to         18
                          the Articles of Incorporation
                          of Park National Corporation
                          as filed with the Ohio Secretary
                          of State on April 16, 1996


           3(b)           Articles of Incorporation           21
                          of Park National Corporation
                          (as amended)


          27              Financial Data Schedule             27