Form 10-Q
period 1996-06-30
PARK NATIONAL CORP /OH/
filed 1996-08-09
CIK 805676

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996

                                 OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number                1-13006
                      -------------------------------------------

                            Park National Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                    31-1179518
- -------------------------------                 -------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

                  50 North Third Street, Newark, Ohio  43055
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (614)  349-8451
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      N/A
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days.

Yes    X         No
    -------         -------
7,141,532 common shares, no par value per share, outstanding at July 31, 1996.

                                 Page 1 of 18
                             Exhibit Index Page 16

                             PARK NATIONAL CORPORATION


                                      CONTENTS
                                      --------

                                                                      Page
PART I.  FINANCIAL INFORMATION                                        3-8

   Item 1.  Financial Statements                                      3-8

                   Consolidated Balance Sheet as of
                   June 30, 1996 and December 31, 1995
                   (unaudited)                                          3

                   Consolidated Condensed Statement of
                   Income for the Three Months Ended
                   and for the Six Months Ended June 30,
                   1996 and 1995 (unaudited)                          4,5

                   Consolidated Statement of Cash Flows
                   for the Six Months Ended June 30, 1996
                   and 1995 (unaudited)                               6,7

                   Notes to Consolidated Financial Statements           8


   Item 2.  Management's Discussion and Analysis of Financial        9-15
            Condition and Results of Operations


PART II.  OTHER INFORMATION                                            16

   Item 1.  Legal Proceedings                                          16

   Item 2.  Changes in Securities                                      16

   Item 3.  Defaults Upon Senior Securities                            16

   Item 4.  Submission of Matters to a Vote of Security Holders        16

   Item 5.  Other Information                                          16

   Item 6.  Exhibits and Reports on Form 8-K                           16


SIGNATURES                                                             17

Exhibit 27                                                             18

PARK NATIONAL CORPORATION
Consolidated Balance Sheet (Unaudited)
(Dollars in thousands, except per share data)

                                                 June 30,    December 31,
                                                   1996           1995
                                               -----------    -----------
Assets:
   Cash and due from banks                     $    56,729    $    92,752
   Money market investments                         21,700              0
   Securities available-for-sale, at fair
      value (amortized cost of $314,928
      and $308,298 at June 30, 1996
      and December 31, 1995)                       315,048        317,414
   Securities held-to-maturity, at amortized
      cost (fair value approximates $12,508
      and $11,917 at June 30, 1996
      and December 31, 1995)                        12,065         11,316
   Loans (net of unearned interest)              1,031,530      1,024,727
   Allowance for possible loan losses               26,565         25,073
      Net loans                                  1,004,965        999,654
   Bank premises and equipment, net                 16,773         17,161
   Other assets                                     43,253         37,911
                                               -----------    -----------
   Total assets                                $ 1,470,533    $ 1,476,208

Liabilities and Stockholders' Equity
   Deposits:
      Noninterest-bearing                      $   164,386    $   190,014
      Interest-bearing                           1,050,792      1,016,526
         Total deposits                          1,215,178      1,206,540
      Short-term borrowings                        101,885        113,992
      Other liabilities                             14,609         19,252
         Total liabilities                       1,331,672      1,339,784

   Stockholders' Equity:
      Common stock (No par value; 20,000,000
         shares authorized in 1996 and
         10,000,000 authorized in 1995;
         7,222,610 shares issued in 1996
         and 1995)                                  26,819         26,819
      Unrealized holding gain on
      available-for-sale securities, net                78          5,926
      Retained earnings                            114,404        106,508
      Treasury stock (79,238 shares in 1996
         and 87,388 shares in 1995)                 (2,440)        (2,829)
         Total stockholders' equity                138,861        136,424
                                               -----------    -----------
            Total liabilities and
               stockholders' equity            $ 1,470,533    $ 1,476,208

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)


                                     Three Months         Six Months
                                     Ended June 30,      Ended June 30,
                                    1996      1995      1996      1995
                                   -------   -------   -------   -------
Interest Income:

   Interest & fees on loans        $23,941   $23,126   $48,057   $44,689

   Interest on:
      Obligations of U.S. Govt.,
         its agencies & other
         securities                  5,353     4,430    10,573     8,802
      Obligations of states &
         political subdivisions        154       157       297       316

   Other interest income               468       103       892       167

      Total interest income         29,916    27,816    59,819    53,974

Interest expense:

   Interest on deposits:
      Demand & savings deposits      3,040     3,219     6,109     6,472
      Time deposits                  7,907     6,614    15,745    12,113

   Non-deposit interest              1,140     1,646     2,552     3,441

      Total interest expense        12,087    11,479    24,406    22,026

         Net interest income        17,829    16,337    35,413    31,948


Provision for loan losses            1,005     1,000     2,010     1,910


         Net interest income
            after provision         16,824    15,337    33,403    30,038

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited) - (Continued) (Dollars in thousands, except per share data)


                                         Three Months                      Six Months
                                        Ended June 30,                   Ended June 30,
                                      1996          1995               1996           1995
                                  -----------    ----------        -----------    -----------
Other income                      $     3,587    $    3,175        $     7,268    $     6,564


Loss on sale of securities               (401)            0               (695)          (614)


Other expense:

   Salaries & employee benefits         5,263         4,951             10,734         10,036
   Occupancy                              528           502              1,123          1,012
   Furniture & equipment                  561           520              1,121          1,043
   Other expenses                       3,598         4,000              7,956          7,965
      Total other expense               9,950         9,973             20,934         20,056

         Income before federal
            income taxes               10,060         8,539             19,042         15,932


Federal income taxes                    3,256         2,826              6,143          5,203


         Net income               $     6,804    $    5,713        $    12,899    $    10,729
                                  ===========    ==========        ===========    ===========


Per Share:

   Net income                     $      0.96    $     0.79        $      1.81    $      1.49

   Weighted average common
      shares outstanding            7,141,679     7,178,028          7,138,858      7,183,839

   Cash dividends declared        $      0.35    $     0.30        $      0.70    $      0.60



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)


                                                   Six Months Ended
                                                        June 30,
                                                    1996        1995
                                                  --------    --------
Operating activities:


   Net income                                     $ 12,899    $ 10,729
   Adjustments to reconcile net income to
         net cash provided by operating
         activities:
      Depreciation, amortization & accretion           189         317
      Provision for loan losses                      2,010       1,910
      Amortization of the excess of cost over
            net assets of banks purchased              130         234
      Realized investment security losses              695         614
      Changes in assets & liabilities:
         Increase in other assets                   (2,323)     (1,244)
         Decrease in other liabilities              (2,146)     (5,123)

      Net cash provided by operating
         activities                                 11,454       7,437


Investing activities:

   Proceeds from sales of:
      Available-for-sale securities                 37,635      31,362
   Proceeds from maturities of:
      Available-for-sale securities                 52,640      26,883
      Held-to-maturity securities                      826         929
   Purchases of:
      Available-for-sale securities                (97,012)    (50,679)
      Held-to-maturity securities                   (1,575)       (914)
      Net increase in loans                         (7,091)    (29,358)
   Purchases of premises & equipment, net             (619)       (720)

      Net cash used by investing activities        (15,196)    (22,497)

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)


                                                      Six Months Ended
                                                           June 30,
                                                       1996        1995
                                                     --------    --------
Financing activities:

   Net increase in deposits                          $  8,638    $ 49,887
   Decrease in short-term borrowings                  (12,107)    (31,575)
   Reissue (purchase) of treasury stock                   389      (1,523)
   Cash dividends paid                                 (7,501)     (6,465)

      Net cash (used by) provided by
            financing activities                      (10,581)     10,324


      Decrease in cash and cash equivalents           (14,323)     (4,736)

Cash & cash equivalents at beginning of year           92,752      64,116


      Cash & cash equivalents
            at end of period                         $ 78,429    $ 59,380
                                                     ========    ========



Supplemental disclosures of cash flow information:

   Cash paid for:
      Interest                                       $ 24,757    $ 21,437

      Income taxes                                      7,700       3,300





SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             PARK NATIONAL CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Six Month Periods Ended June 30, 1996 and 1995.

Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1996.

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

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Comparison of Results of Operations for the Three and Six Month
                  Periods Ended June 30, 1996 and 1995

Net Interest Income
- -------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.5 million or 9.1% to $17.8 million for the three months ended June 30, 1996 compared to $16.3 million for the second quarter of 1995. The following table indicates that the tax equivalent net interest margin (defined as net interest income divided by average earning assets) increased to 5.34% for the second quarter of 1996 compared to 5.26% for the second quarter of 1995.

                          Three Months Ended June 30th
                                  (In Thousands)
                           1996                     1995
                  ----------------------    ----------------------
                                 Tax                       Tax
                   Average    Equivalent     Average   Equivalent
                   Balance        %          Balance        %
                  ----------------------    ----------------------
Loans, Net        $  991,648     9.74%      $  980,854     9.48%

Taxable           $  315,372     6.83%      $  259,150     6.86%
  Investments

Tax-Exempt
  Investments     $   10,195     8.71%      $   10,422     8.74%

Money Markets     $   35,433     5.31%      $    6,656     6.24%
                 ------------   ------     ------------   -------
Interest-Earning  $1,352,648     8.93%      $1,257,082     8.92%
    Assets       ------------   -------    ------------   -------

Interest-Bearing  $1,048,154     4.20%      $  959,652     4.11%
   Deposits

Borrowings        $  105,944     4.33%      $  126,823     5.21%
                  ----------     -----      ----------     -----
Interest-Bearing  $1,154,098     4.21%      $1,086,475     4.24%
    Liabilities   ----------     -----      ----------     -----

Excess Interest-  $  198,550     4.72%      $  170,607     4.68%
  Earning Assets
Net Interest
  Margin                         5.34%                     5.26%

Average interest-earning assets increased by 7.6% to $1,353 million for the quarter ended June 30, 1996 compared to the same quarter in 1995. Net average loans outstanding increased by 1.1% to $992 million for the second quarter of 1996 compared to the same period in 1995. Average investment securities including money markets increased by 30.7% to $361 million in 1996 compared to $276 million in 1995. The growth in average net loans outstanding of 1.1% in 1996 is somewhat slower than the 10.4% loan growth rate in the second quarter of 1995. The primary reason for the slower growth in net average loan balances has been weaker loan demand. Excess funds generated from the growth of interest-bearing deposits, and not needed to fund loans, have increased average investment securities and money markets by 30.7%.

Average interest-bearing liabilities increased by 6.2% to $1,154 million for the three months ended June 30, 1996 compared to the same quarter in 1995. This increase was due to a 9.2% increase in average interest-bearing deposits to $1,048 million in the second quarter of 1996 compared to the same quarter in 1995. The increase in average interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit which have been more attractive to customers due to higher interest rates being paid on these deposits.

For the three months ended June 30, 1996, the net interest spread improved to 4.72% compared to 4.68% for the same quarter in 1995. The average yield on interest-earning assets increased by .01% to 8.93% and the average cost of interest-bearing liabilities decreased by .03% to 4.21%. The net interest margin increased to 5.34% for the second quarter of 1996 compared to 5.26% for the same quarter in 1995. The increase in the net interest margin was due to the increase in the net interest spread and the increase in the amount of excess interest-earning assets.

Net interest income increased by $3.5 million or 10.8% to $35.4 million for the six months ended June 30, 1996 compared to $31.9 million for the same period in 1995. The following table indicates that the tax equivalent net interest margin increased to 5.32% for the first half of 1996 compared to 5.22% for the first half of 1995.


                            Six Months Ended June 30th
                                  (In Thousands)
                           1996                     1995
                  ----------------------    ----------------------
                                 Tax                       Tax
                   Average    Equivalent     Average   Equivalent
                   Balance        %          Balance        %
                  ----------------------    ----------------------
Loans, Net        $  991,928     9.77%      $  971,854     9.30%

Taxable           $  313,948     6.77%      $  256,964     6.91%
  Investments

Tax-Exempt
  Investments     $    9,750     8.80%      $   10,403     8.86%

Money Markets     $   33,643     5.33%      $    5,536     6.10%
                 ------------   ------     ------------   -------
Interest-Earning  $1,349,269     8.95%      $1,244,757     8.79%
    Assets       ------------   -------    ------------   -------

Interest-Bearing  $1,036,938     4.24%      $  946,835     3.96%
   Deposits

Borrowings        $  113,611     4.52%      $  132,407     5.24%
                  ----------     -----      ----------     -----
Interest-Bearing  $1,150,549     4.27%      $1,079,242     4.12%
    Liabilities   ----------     -----      ----------     -----

Excess Interest-  $  198,720     4.68%      $  165,515     4.67%
  Earning Assets
Net Interest
  Margin                         5.32%                     5.22%



Average interest-earning assets increased by 8.4% to $1,349 million for the six months ended June 30, 1996 compared to the same period in 1995. Net average loans outstanding increased by 2.1% to $992 million for the first half of 1996 compared to the same period in 1995. Average investment securities including money markets increased by 30.9% to $357 million in 1996 compared to $273 million in 1995. The primary reason for the slow growth in net average loan balances has been weaker loan demand. Excess funds generated from the growth of interest-bearing deposits, and not needed to fund loans, have increased average investment securities and money market by 30.9%.

Average interest-bearing liabilities increased by 6.6% to $1,151 million for the six months ended June 30, 1996 compared to the same period in 1995. This increase was due to a 9.5% increase in average interest-bearing deposits to $1,037 million for the first half of 1996 compared to the same period in 1995. The increase in average interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit.

For the six months ended June 30, 1996, the net interest spread improved to 4.68% compared to 4.67% for the same period in 1995. The average yield on interest-earning assets increased by .16% to 8.95% and the average cost of interest-bearing liabilities increased by .15% to 4.27%. The net interest margin increased to 5.32% for the first half of 1996 compared to 5.22% for the same period in 1995. This increase was primarily due to both the increase in the amount of excess interest-earning assets and the increase in the yield on those assets to 8.95% in 1996 compared to 8.79% in 1995.

Provision For Loan Losses
- -------------------------

The provision for loan losses increased by $5,000 to $1,005,000 for the three months ended June 30, 1996 and by $100,000 to $2,010,000 for the six months ended June 30, 1996 compared to the same periods in 1995. Net charge-offs were $317,000 and $518,000, respectively, for the three and six month periods ended June 30, 1996 compared to net charge-offs of $230,000 and $246,000, respectively, for the same periods in 1995. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans, were $4.2 million or .41% of loans at June 30, 1996 compared to $4.5 million or .43% of loans at December 31, 1995 and $5.0 million or .50% of loans at June 30, 1995. The reserve for loan losses as a percentage of outstanding loans was 2.58% at June 30, 1996 compared to 2.45% at December 31, 1995 and 2.30% at June 30, 1995.

Non-Interest Income
- -------------------

Non-interest income increased by $412,000 or 13.0% to $3.6 million for the three months ended June 30, 1996 and increased by $704,000 or 10.7% to $7.3 million for the six months ended June 30, 1996 compared to the same periods in 1995. The increase in non-interest income for both periods in 1996 compared to 1995 was due to increases in non-yield loan fees, service charges on deposit accounts, and fees from fiduciary activities. The increase in non-yield loan fees resulted from increased originations and sales into the secondary market of fixed rate mortgage loans.

Security Losses
- ---------------

Investment security losses were $401,000 for the three month period ended June 30, 1996 and $695,000 for the first half of 1996 compared to no loss for the second quarter of 1995 and a loss of $614,000 for the first half of 1995. In both 1996 and 1995, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities. The average life of the taxable investment portfolio was approximately three years at June 30, 1996 and 1995.

During the first half of 1996, longer-term taxable investment rates increased which resulted in the net unrealized holding gain on available-for-sale securities decreasing to $78,000 at June 30, 1996 compared to $5.9 million at December 31, 1995. If this trend of higher interest rates were to continue, the Corporation could realize additional investment security losses in the second half of 1996.

Other Expense
- -------------

Total other expense decreased by $23,000 to $9.95 million for the three month period ended June 30, 1996 compared to $9.97 million for the same period in 1995. This decrease was due to a $402,000 decrease to $3.6 million in the subcategory other expense which exceeded the increases in salaries and employee benefits, occupancy, and furniture & equipment expense. The decrease in the subcategory other expense was due to a $435,000 decrease in deposit insurance premiums as a result of the reduction in the deposit insurance rate for banks in 1996. The subcategory other expense also includes data processing expense, fees and service charges, marketing, telephone, postage, and expenses pertaining to other real estate owned. Salaries and employee benefits expense increased by $312,000 or 6.3% to $5.3 million for the quarter ended June 30, 1996 compared to the same quarter in 1995. Full time equivalent employees were 703 at June 30, 1996 compared to 671 at June 30, 1995.

For the six months ended June 30, 1996, total other expense increased by $878,000 or 4.4% to $20.9 million compared to the same period in 1995. This increase was primarily due to a $698,000 or 6.9% increase to $10.7 million in salaries and employee benefits expense for the first half of 1996 compared to $10.0 million for the same period in 1995. In the subcategory other expense, increases in data processing expense, fees & service charges, and miscellaneous expense offset the decrease in deposit insurance premiums for the first six months of 1996 compared to the same period in 1995.


Federal Income Taxes
- --------------------

Federal income tax expense increased by $430,000 to $3.3 million and by $940,000 to $6.1 million for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. The ratio of federal income tax expense to income before taxes was approximately 32.5% for both periods in 1996 and 1995.


Net Income
- ----------

Net income increased by $1.1 million or 19.1% to $6.8 million for the three months ended June 30, 1996 compared to $5.7 million for the same period in 1995. For the six months ended June 30, 1996, net income increased by $2.2 million or 20.2% to $12.9 million compared to $10.7 million for the same period in 1995. The annualized, net income to average asset ratio (ROA) was 1.87% and 1.78%, respectively, for the three and six month periods ended June 30, 1996 compared to 1.67% and 1.59%, respectively, for the same periods in 1995. The annualized, net income to average equity ratios (ROE) was 20.1% and 19.0%, respectively, for the three and six month periods ended June 30, 1996 compared to 18.7% and 18.1%, respectively, for the same periods in 1995.

                         COMPARISON OF FINANCIAL CONDITION
                     FOR JUNE 30, 1996 AND DECEMBER 31, 1995


Changes in Financial Condition and Liquidity
- --------------------------------------------

Total assets decreased by $5.7 million to $1,470 million at June 30, 1996 compared to $1,476 million at December 31, 1995. Cash and due from banks decreased by $36.0 million to $56.7 million at June 30, 1996 compared to $92.7 million at December 31, 1995. This decrease was primarily due to a decrease in noninterest-bearing deposits of $25.6 million to $164.4 million at June 30, 1996 compared to $190.0 million at December 31, 1995. Noninterest-bearing deposit accounts had temporarily increased at year-end 1995 which caused cash and due from banks to also temporarily increase. The average balance for cash and due from banks was $55 million for the first half of 1996 and the average 1996 balance for noninterest-bearing deposit accounts was $156 million.

Federal funds sold and investment securities increased by $20.1 million and loans increased by $6.8 million during the first half of 1996 which partially offset the $36.0 million decrease in cash and due from banks. Loan balances were 70.1% of total assets at June 30, 1996 compared to 69.4% at December 31, 1995 and 72.8% of total assets at June 30, 1995.

Total liabilities decreased by $8.1 million to $1,332 million at June 30, 1996 compared to $1,340 million at December 31, 1995. This decrease was primarily due to the $25.6 million decrease in noninterest-bearing deposit accounts and a $12.1 million decrease in short-term borrowings. These decreases were partially offset by the $34.3 million increase in interest-bearing deposits which resulted primarily from an increase in certificates of deposit.

Capital Resources
- -----------------

Stockholders' equity at June 30, 1996 was $138.9 million or 9.44% of total assets compared to $136.4 million or 9.24% of total assets at December 31, 1995 and $128.1 million or 9.23% of total assets at June 30, 1995.

Financial institution regulators have established guidelines for minimum capital ratios and well capitalized capital ratios for banks, thrifts, and bank holding companies. The unrealized net gain on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by assets less intangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage capital ratio was 9.39% at June 30, 1996 and 8.91% at December 31, 1995. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%.

Park's Tier I risk-based capital ratio was 14.05% at June 30, 1996 and 13.35% at December 31, 1995. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 15.31% at June 30, 1996 and 14.61% at December 31, 1995.

The financial institution subsidiaries of Park each met the applicable well capitalized capital ratio guidelines at June 30, 1996. The following table indicates the capital ratios for each subsidiary at June 30, 1996:

                                         Tier I       Total
                             Leverage  Risk-Based   Risk-Based
                             --------  ----------   ----------
Park National Bank             8.37%     12.11%        13.38%
Richland Trust Company         8.13%     12.73%        14.00%
Mutual Federal Savings Bank    7.60%     12.90%        14.16%


At the July 15, 1996 Park National Corporation Board of Directors' Meeting, a cash dividend of $.35 per share was declared payable on September 10, 1996 to shareholders of record on August 23, 1996.

                            PARK NATIONAL CORPORATION
                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
         -----------------

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

         Not applicable


Item 5.  Other Information
         -----------------

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

             See Exhibit 27, Financial Data Schedule on Page 18

         b.  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PARK NATIONAL CORPORATION





DATE:  August 9, 1996      BY:  /S/ C. Daniel DeLawder
       ---------------         ----------------------------------
                               C. Daniel DeLawder
                               President




DATE:  August 9, 1996      BY:  /s/ David C. Bowers
       ---------------         ----------------------------------
                               David C. Bowers
                               Chief Financial Officer/Secretary