Form 10-Q
period 1996-09-30
PARK NATIONAL CORP /OH/
filed 1996-11-12
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ----------------------

Commission File Number            1-13006
                      ---------------------------------------------------------

                     Park National Corporation
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Ohio                                               31-1179518
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

                    50 North Third Street, Newark, Ohio 43055
-------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (614) 349-8451
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X         No
   -----------     -----------

7,130,997 common shares, no par value per share, outstanding at October 31, 1996.

                                  Page 1 of 77
                            Exhibit Index at Page 19

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION                                               3-8

 Item 1.  Financial Statements                                               3-8

                       Consolidated Balance Sheet as of
                       September 30, 1996 and December 31, 1995
                       (unaudited)                                             3

                       Consolidated Condensed Statement of
                       Income for the Three Months Ended
                       and for the Nine Months Ended September 30,
                       1996 and 1995 (unaudited)                             4,5

                       Consolidated Statement of Cash Flows
                       for the Nine Months Ended September 30, 1996
                       and 1995 (unaudited)                                  6,7

                       Notes to Consolidated Financial Statements              8

 Item 2.  Management's Discussion and Analysis of Financial                 9-15
          Condition and Results of Operations

PART II.  OTHER INFORMATION                                                   16

 Item 1.  Legal Proceedings                                                   16

 Item 2.  Changes in Securities                                               16

 Item 3.  Defaults Upon Senior Securities                                     16

 Item 4.  Submission of Matters to a Vote of Security Holders                 16

 Item 5.  Other Information                                                   16

 Item 6.  Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                    18

Exhibits                                                                   19-77

PARK NATIONAL CORPORATION
Consolidated Balance Sheet  (Unaudited)
(Dollars in thousands, except share data)

                                                      Sept. 30,     December 31,
                                                        1996            1995
                                                     -----------    -----------
Assets:
      Cash and due from banks                        $    55,194    $    92,752
      Money market investments                            35,500              0
      Securities available-for-sale, at fair
           value (amortized cost of $311,489
           and $308,298 at September 30, 1996
           and December 31, 1995)                        313,853        317,414
      Securities held-to-maturity, at amortized
           cost (fair value approximates $12,116
           and $11,917 at September 30, 1996
           and December 31, 1995)                         11,684         11,316

      Loans (net of unearned interest)                 1,064,022      1,024,727
      Allowance for possible loan losses                  27,212         25,073
           Net loans                                   1,036,810        999,654

      Bank premises and equipment, net                    16,590         17,161
      Other assets                                        41,575         37,911
                                                     -----------    -----------
              Total assets                           $ 1,511,206    $ 1,476,208

Liabilities and Stockholders' Equity
      Deposits:
           Noninterest-bearing                       $   160,749    $   190,014
           Interest-bearing                            1,068,115      1,016,526
              Total deposits                           1,228,864      1,206,540
      Short-term borrowings                              121,386        113,992
      Other liabilities                                   16,403         19,252

              Total liabilities                        1,366,653      1,339,784

      Stockholders' Equity:
           Common stock (No par value; 20,000,000
              shares authorized in 1996 and
              10,000,000 authorized in 1995;
              7,222,610 shares issued in 1996
              and 1995)                                   26,819         26,819
           Unrealized holding gain on
                available-for-sale securities, net         1,536          5,926
           Retained earnings                             119,248        106,508
           Treasury stock (91,613 shares in 1996
                and 87,388 shares in 1995)                (3,050)        (2,829)
                Total stockholders' equity               144,553        136,424
                                                     -----------    -----------
                      Total liabilities and
                         stockholders' equity        $ 1,511,206    $ 1,476,208

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)

                                             Three Months         Nine Months
                                            Ended Sept. 30,     Ended Sept. 30,
                                            1996      1995      1996      1995
                                            ------  ------      ------  ------
Interest Income:

      Interest & fees on loans             $24,669   $23,899   $72,726   $68,588

      Interest on:
           Obligations of U.S. Govt.,
                its agencies & other
                securities                   5,378     4,922    15,951    13,724
           Obligations of states &
                political subdivisions         154       167       451       483

      Other interest income                    459       236     1,351       403

           Total interest income            30,660    29,224    90,479    83,198

Interest expense:

      Interest on deposits:
           Demand & savings deposits         3,132     3,179     9,241     9,651
           Time deposits                     7,888     7,395    23,633    19,508

      Non-deposit interest                   1,269     1,732     3,821     5,173

           Total interest expense           12,289    12,306    36,695    34,332

                Net interest income         18,371    16,918    53,784    48,866


Provision for loan losses                    1,005     1,540     3,015     3,450

                Net interest income
                      after provision       17,366    15,378    50,769    45,416

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited) - (Continued) (Dollars in thousands, except per share data)

                                            Three Months                 Nine Months
                                           Ended Sept. 30,            Ended Sept. 30,
                                         1996          1995         1996           1995
                                      ----------    ----------   -----------    -----------
Other income                          $    3,595    $    3,233   $    10,863    $     9,797

Loss on sale of securities                  (157)            0          (852)          (614)

Other expense:

      Salaries & employee benefits         5,278         5,071        16,012         15,107
      Occupancy                              536           496         1,659          1,508
      Furniture & equipment                  547           519         1,668          1,562
      Other expenses                       3,542         3,538        11,498         11,503
           Total other expense             9,903         9,624        30,837         29,680

                Income before federal
                      income taxes        10,901         8,987        29,943         24,919


Federal income taxes                       3,558         2,981         9,701          8,184

                Net income            $    7,343    $    6,006   $    20,242    $    16,735
                                      ==========    ==========   ===========    ===========

Per Share:

      Net income                      $     1.03    $     0.84   $      2.84    $      2.33

      Weighted average common
           shares outstanding          7,138,155     7,151,101     7,138,623      7,172,926

      Cash dividends declared         $     0.35    $     0.30   $      1.05    $      0.90



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

                                                         Nine Months Ended
                                                            Sept. 30,
                                                         1996        1995
                                                       --------    --------
Operating activities:

      Net income                                      $  20,242    $ 16,735
      Adjustments to reconcile net income to
                net cash provided by operating
                activities:
           Depreciation, amortization & accretion           248         527
           Provision for loan losses                      3,015       3,450
           Amortization of the excess of cost over
                      net assets of banks purchased         194         298
           Realized investment security losses              852         614
           Changes in assets & liabilities:
                Increase in other assets                 (1,495)     (2,076)
                (Decrease) increase in
                      other liabilities                    (353)      1,833
           Net cash provided by operating
                activities                               22,703      21,381


Investing activities:

      Proceeds from sales of:
           Available-for-sale securities                 46,813      31,363
      Proceeds from maturities of:
           Available-for-sale securities                 62,113      31,131
           Held-to-maturity securities                    1,207       1,172
      Purchases of:
           Available-for-sale securities               (112,087)    (85,935)
           Held-to-maturity securities                   (1,575)       (914)
      Net increase in loans                             (39,778)    (37,331)
      Purchases of premises & equipment, net               (952)     (1,135)

           Net cash used by investing activities        (44,259)    (61,649)


PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)

                                                       Nine Months Ended
                                                           Sept. 30,
                                                       1996         1995
                                                     -------      -------
Financing activities:

      Net increase in deposits                       $ 22,324    $ 84,428
      Increase (decrease) in
             short-term borrowings                      7,394     (24,769)
      Purchase of treasury stock                         (221)     (1,904)
      Cash dividends paid                              (9,999)     (8,610)

           Net cash provided by
                      financing activities             19,498      49,145


           (Decrease) increase in
                      cash and cash equivalents        (2,058)      8 877


Cash & cash equivalents at beginning of year           92,752      64,116


           Cash & cash equivalents
                      at end of period               $ 90,694    $ 72,993
                                                     ========    ========


Supplemental disclosures of cash flow information:

      Cash paid for:
           Interest                                  $ 36,841    $ 33,160

           Income taxes                                10,900       5,800


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 1996 & 1995.

Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1996.

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

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Comparison of Results of Operations for the Three and Nine Month Periods Ended September 30, 1996 and 1995

Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.5 million or 8.6% to $18.4 million for the three months ended September 30, 1996 compared to $16.9 million for the third quarter of 1995. The following table indicates that the tax equivalent net interest margin (defined as net interest income divided by average earning assets) increased to 5.35% for the third quarter of 1996 compared to 5.18% for the third quarter of 1995.

                            Three Months Ended September 30th
                                     (In Thousands)
                                1996                1995
                      --------------------- ---------------------
                                    Tax                   Tax
                        Average  Equivalent  Average   Equivalent
                        Balance       %      Balance        %
                      --------------------- ---------------------
Loans, Net            $1,016,338    9.68%   $  989,329   9.61%

Taxable
    Investments       $  314,955    6.79%   $  291,012   6.71%

Tax-Exempt
    Investments       $   10,312    8.54%   $   11,185   8.48%

Money Markets         $   33,893    5.39%   $   16,053   5.84%
                      ----------    ----    ----------   ----
Interest-Earning
        Assets        $1,375,498    8.90%   $1,307,579   8.91%
                      ----------    ----    ----------   ----

Interest-Bearing
      Deposits        $1,052,867    4.16%   $  991,543   4.24%

Borrowings            $  113,839    4.44%   $  136,881   5.02%
                      ----------    ----    ----------   ----
Interest-Bearing
        Liabilities   $1,166,706    4.19%   $1,128,424   4.33%
                      ----------    ----    ----------   ----


Excess Interest-
    Earning Assets    $  208,792    4.71%   $  179,155   4.58%
Net Interest Margin                 5.35%                5.18%


Average interest-earning assets increased by 5.2% to $1,375 million for the quarter ended September 30, 1996 compared to the same quarter in 1995. Net average loans outstanding increased by 2.7% to $1,016 million for the third quarter of 1996 compared to the same period in 1995. Average investment securities including money markets increased by 12.9% to $359 million in 1996 compared to $318 million in 1995. The growth in average net loans outstanding of 2.7% in 1996 is somewhat slower than the 8.0% loan growth rate in the third quarter of 1995. The primary reason for the slower growth in net average loan balances has been weaker loan demand. Excess funds generated from the growth of interest-bearing deposits, and not needed to fund loans, have increased average investment securities and money markets by 12.9%.

Average interest-bearing liabilities increased by 3.4% to $1,167 million for the three months ended September 30, 1996 compared to the same quarter in 1995. This increase was due to a 6.2% increase in average interest-bearing deposits to $1,053 million in the third quarter of 1996 compared to the same quarter in 1995. The increase in average interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit.

For the three months ended September 30, 1996, the net interest spread improved to 4.71% compared to 4.58% for the same quarter in 1995. The average yield on interest-earning assets decreased by .01% to 8.90% and the average cost of interest-bearing liabilities decreased by .14% to 4.19%. The net interest margin increased to 5.35% for the third quarter of 1996 compared to 5.18% for the same quarter in 1995. The increase in the net interest margin was due to the increase in the net interest spread and the increase in the amount of excess interest-earning assets.

Net interest income increased by $4.9 million or 10.1% to $53.8 million for the nine months ended September 30, 1996 compared to $48.9 million for the same period in 1995. The following table indicates that the tax equivalent net interest margin increased to 5.35% for the first three quarters of 1996 compared to 5.18% for the same period in 1995.


                            Nine Months Ended September 30th
                                     (In Thousands)
                              1996                   1995
                       -------------------  ---------------------
                                   Tax                    Tax
                       Average  Equivalent   Average   Equivalent
                       Balance       %       Balance        %
                       -------------------  ---------------------
Loans, Net            $1,000,124    9.74%   $  977,739   9.41%

Taxable               $  314,286    6.78%   $  268,463   6.83%
    Investments


Tax-Exempt
    Investments       $    9,939    8.71%   $   10,667   8.73%

Money Markets         $   33,727    5.35%   $    9,080   5.94%
                      ----------    ----    ----------   ----
Interest-Earning
    Assets            $1,358,076    8.94%   $1,265,949   8.83%
                      ----------    ----    ----------   ----

Interest-Bearing
    Deposits          $1,042,287    4.21%   $  961,905   4.05%

Borrowings            $  113,687    4.49%   $  133,933   5.16%
                      ----------    ----    ----------   ----
Interest-Bearing
    Liabilities       $1,155,974    4.24%   $1,095,838   4.19%
                      ----------    ----    ----------   ----

Excess Interest-
    Earning Assets    $  202,102    4.70%   $  170,111   4.64%
Net Interest Margin                 5.33%                5.20%



Average interest-earning assets increased by 7.3% to $1,358 million for the nine months ended September 30, 1996 compared to the same period in 1995. Net average loans outstanding increased by 2.3% to $1,000 million for the first three quarters of 1996 compared to the same period in 1995. Average investment securities including money markets increased by 24.2% to $358 million in 1996 compared to $288 million in 1995. The primary reason for the slow growth in net average loan balances has been weaker loan demand. Excess funds generated from the growth of interest-bearing deposits, and not needed to fund loans, have increased average investment securities and money markets by 24.2%.

Average interest-bearing liabilities increased by 5.5% to $1,156 million for the nine months ended September 30, 1996 compared to the same period in 1995. This increase was due to a 8.4% increase in average interest-bearing deposits to $1,042 million for the first nine months of 1996 compared to the same period in 1995. The increase in average interest-bearing deposits was primarily due to an increase in the average balance of certificates of deposit.

For the nine months ended September 30, 1996, the net interest spread improved to 4.70% compared to 4.64% for the same period in 1995. The average yield on interest-earning assets increased by .11% to 8.94% and the average cost of interest-bearing liabilities increased by .05% to 4.24%. The net interest margin increased to 5.33% for the first nine months of 1996 compared to 5.20% for the same period in 1995. This increase was primarily due to both the increase in the net interest spread and the increase in the amount of excess interest-earning assets.

Provision For Loan Losses
-------------------------

The provision for loan losses decreased by $535,000 to $1.0 million for the three months ended September 30, 1996 and by $435,000 to $3.0 million for the nine months ended September 30, 1996 compared to the same periods in 1995. Net charge-offs were $358,000 and $876,000, respectively, for the three and nine month periods ended September 30, 1996 compared to net charge-offs of $429,000 and $675,000, respectively, for the same periods in 1995. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans, were $5.4 million or .51% of loans at September 30, 1996 compared to $4.5 million or .43% of loans at December 31, 1995 and $5.3 million or .53% of loans at September 30, 1995. The reserve for loan losses as a percentage of outstanding loans was 2.56% at September 30, 1996 compared to 2.45% at December 31, 1995 and 2.39% at September 30, 1995.

The provision for loan losses has been approximately $1.0 million for each quarter in 1996 for a year to date total of $3.0 million which exceeds year to date net charge-offs by $2.1 million. The reserve for loan losses as a percentage of outstanding loans has increased to 2.56% at September 30, 1996, which management believes is adequate.

Non-Interest Income
-------------------

Non-interest income increased by $362,000 or 11.2% to $3.6 million for the three months ended September 30, 1996 and increased by $1.1 million or 10.9% to $10.9 million for the nine months ended September 30, 1996 compared to the same periods in 1995. The increase in non-interest income for the three months ended September 30, 1996 compared to the same period in 1995 was primarily due to increases in fees from fiduciary activities and service charges on deposit accounts. For the nine months ended September 30, 1996, the increase in non-interest income in 1996 compared to 1995 was primarily due to increases in fees from fiduciary activities, service charges on deposit accounts, and non-yield loan fees. The increase in non-yield loan fees resulted from increased originations and sales into the secondary market of fixed rate mortgage loans during the first six months of 1996.

Security Losses
---------------

Investment security losses were $157,000 for the three month period ended September 30, 1996 and $852,000 for the nine months ended September 30, 1996 compared to no loss for the third quarter of 1995 and a loss of $614,000 for the first nine months of 1995. In both 1996 and 1995, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities. The average life of the taxable investment portfolio was approximately three years at September 30, 1996 and 1995.

During 1996, longer-term taxable investment rates increased which resulted in the net unrealized holding gain on available-for-sale securities decreasing to $1.5 million at September 30, 1996 compared to $5.9 million at December 31, 1995. The Corporation could realize additional investment security losses in the fourth quarter of 1996.

Other Expense
-------------

Total other expense increased by $279,000 or 2.9% to $9.9 million for the three month period ended September 30, 1996 compared to $9.6 million for the same period in 1995. This increase was primarily due to a $207,000 or 4.1% increase in salaries and employee benefits expense to $5.3 million for the three months ended September 30, 1996 compared to $5.1 million for the same quarter in 1995. Full time equivalent employees were 689 at September 30, 1996 compared to 681 at September 30, 1995.

For the nine months ended September 30, 1996, total other expense increased by $1.2 million or 3.9% to $30.8 million compared to the same period in 1995. This increase was primarily due to a $905,000 or 6.0% increase to $16.0 million in salaries and employee benefits expense for the first nine months of 1996 compared to $15.1 million for the same period in 1995.

Federal Income Taxes
--------------------

Federal income tax expense increased by $577,000 to $3.6 million and by $1.5 million to $9.7 million for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995. The ratio of federal income tax expense to income before taxes was approximately 32.5% for both periods in 1996 and approximately 33% for both periods in 1995.

Net Income
----------

Net income increased by $1.3 million or 22.3% to $7.3 million for the three months ended September 30, 1996 compared to $6.0 million for the same quarter in 1995. For the nine months ended September 30, 1996, net income increased by $3.5 million or 21.0% to $20.2 million compared to $16.7 million for the same period in 1995. The annualized, net income to average asset ratios (ROA) were 1.97% and 1.84%, respectively, for the three and nine month periods ended September 30, 1996 compared to 1.68% and 1.62%, respectively, for the same periods in 1995. The annualized, net income to average equity ratios (ROE) were 21.0% and 19.7%, respectively, for the three and nine month periods ended September 30, 1996 compared to 18.7% and 18.3%, respectively, for the same periods in 1995.

                        COMPARISON OF FINANCIAL CONDITION
                  FOR SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $35.0 million to $1,511 million at September 30, 1996 compared to $1,476 million at December 31, 1995. This increase was primarily due to increases in loans, federal funds sold and investment securities which offset the decrease in cash and due from banks.

Loan balances increased by $39.3 million or 3.8% to $1,064 million at September 30, 1996 compared to $1,025 million at December 31, 1995. Loan balances were 70.4% of total assets at September 30, 1996 compared to 69.4% at December 31, 1995 and 70.8% at September 30, 1995.

Federal funds sold and investment securities increased by $32.3 million or 9.8% to $361 million compared to $329 million at December 31, 1995.

Cash and due from banks decreased by $37.6 million to $55 million at September 30, 1996 compared to $93 million at December 31, 1995. This decrease was primarily due to a decrease in noninterest-bearing deposits of $29.3 million to $161 million at September 30, 1996 compared to $190 million at December 31, 1995. Noninterest-bearing deposit accounts had temporarily increased at year-end 1995 which caused cash and due from banks to also temporarily increase. The average balance for cash and due from banks was $54 million for the first nine months of 1996 and the average 1996 balance for noninterest-bearing deposit accounts was $158 million.

Total liabilities increased by $26.9 million to $1,367 million at September 30, 1996 compared to $1,340 million at December 31, 1995. This increase was primarily due to a $51.6 million or a 5.1% increase in interest-bearing deposits to $1,068 million at September 30, 1996 compared to $1,016 million at December 31, 1995. This increase exceeded the $29.3 million decrease in noninterest-bearing deposits.

Capital Resources
-----------------

Stockholders' equity at September 30, 1996 was $144.6 million or 9.57% of total assets compared to $136.4 or 9.24% of total assets at December 31, 1995 and $130.9 million or 9.10% of total assets at September 30, 1995.

Financial institution regulators have established guidelines for minimum capital ratios and well capitalized capital ratios for banks, thrifts, and bank holding companies. The unrealized net gain on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by assets less intangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage capital ratio was 9.54% at September 30, 1996 and 8.91% at December 31, 1995. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 14.18% at September 30, 1996 and 13.35% at December 31, 1995. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 15.45% at September 30, 1996 and 14.61% at December 31, 1995.

The financial institution subsidiaries of Park each met the applicable well capitalized capital ratio guidelines at September 30, 1996. The following table indicates the capital ratios for each subsidiary at September 30, 1996:

                                            Tier I         Tier I
                              Leverage    Risk-Based     Risk-Based
                              --------    ----------     ----------
Park National Bank             8.82%        12.48%         13.75%
Richland Trust Company         8.35%        12.84%         14.11%
Mutual Federal Savings Bank    7.96%        13.43%         14.70%

On August 29, 1996, Park announced that its subsidiary, Richland Trust Company had entered into a definitive agreement to acquire five branch offices in Richland County from Peoples National Bank.

In addition to the fixed assets, the purchase includes approximately $105 million in deposits and $30 million in loans. The banking business of the five branches will be integrated into current Richland Trust Company operations, which consist of nine branches in Richland County.

This acquisition is expected to be completed in December 1996. Park will infuse approximately $7 million of capital into Richland Trust Company so that it will continue to meet the well capitalized capital requirements. This transaction will not have a significant impact on the capital ratios and the operating results of Park.

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

        Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable

Item 5. Other Information
        -----------------

        Park National Corporation ("Park") and First-Knox Banc Corp. ("First-Knox") jointly announced on October 29, 1996, that they had entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") providing for a merger of First-Knox into Park. Under the terms of the Merger Agreement, the stockholders of First-Knox are expected to receive .5914 shares of Park common stock per share of First-Knox common stock.

        Completion of the merger is subject to certain conditions, including
        (i) the approval of the stockholders of First- Knox, (ii) the approval of the stockholders of Park, (iii) the approval of the appropriate bank regulators and other governmental agencies, (iv) the receipt by Park and First-Knox of a letter from Ernst & Young that the transaction contemplated by the Merger Agreement qualifies for pooling-of-interests accounting treatment, (v) the receipt by Park and First-Knox of an opinion by Porter, Wright, Morris & Arthur that the merger will be treated for federal income tax purposes as a tax free reorganization and (vi) other conditions to closing customary of a transaction of this type.

         Reference is made to the news release, dated October 29, 1996, a copy of which is filed as Exhibit 99 and the Agreement and Plan of Merger, dated October 28, 1996, a copy of which is filed as
         Exhibit 2 for a complete description of the terms of the merger.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits
             --------

             See Exhibit Index at Page 19

         b.  Reports on Form 8-K
             -------------------

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PARK NATIONAL CORPORATION

DATE:  November 8, 1996    BY: /s/ C. Daniel DeLawder
                               ----------------------------------
                               C. Daniel DeLawder
                               President

DATE:  November 8, 1996    BY: /s/ David C. Bowers
                               ----------------------------------
                               David C. Bowers
                               Chief Financial Officer/Secretary

                            PARK NATIONAL CORPORATION
                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------

     2               Agreement and Plan of Merger, dated
                     as of October 28, 1996 by and between
                     Park National Corporation and First-
                     Knox Banc Corp.

    27               Financial Data Schedule

    99               Press Release dated October 29, 1996.