Form 10-K
period 1996-12-31
PARK NATIONAL CORP /OH/
filed 1997-03-25
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT of 1934
          For the fiscal year ended December 31, 1996
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ____________

Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                             Ohio                                                     31-1179518
--------------------------------------------------------------             ------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

            50 North Third Street, Newark, Ohio                                          43055
--------------------------------------------------------------             ------------------------------------
         (Address of principal executive offices)                                      (Zip Code)

Registrant's telephone number, including area code:                                   (614) 349-8451
                                                                           ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
         Title of each class                                                          on which registered
         -------------------                                                          -------------------
         Common Shares, without par value (7,107,859                                American Stock Exchange
         common shares outstanding on February 28, 1997)

Securities registered pursuant to Section 12(g) of the Act:                                  None
                                                                           ------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the American Stock Exchange on February 28, 1997, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $219,890,188.

Documents Incorporated by Reference:

         (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         (2) Portions of the Registrant's definitive Joint Proxy Statement/Prospectus for its Annual Meeting of Shareholders to be held on April 21, 1997, are incorporated by reference into
                  Part III of this Annual Report on Form 10-K.

                       Exhibit Index on Page 83

                             Page 1 of 131 Pages.

                                     PART I
                                     ------

Item 1.     Business.
---------------------

                                     General
                                     -------

         Park National Corporation, an Ohio corporation (the "Company"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company is also a savings and loan holding company, but is exempt from regulation by the Office of Thrift Supervision (the "OTS"), because the Company is regulated as a bank holding company. The executive offices of the Company are located in Newark, Ohio.

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association ("PNB"), The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank ("Richland"), and Mutual Federal Savings Bank, Zanesville, Ohio, a federally-chartered stock savings association ("Mutual"), the Company is engaged in a general commercial banking and trust business, in eleven counties in central and southern Ohio. PNB operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio.

         On December 6, 1996, Richland acquired five branch offices in Richland County, Ohio from Peoples National Bank, headquartered in Wooster, Ohio, pursuant to a Purchase and Assumption Agreement, dated August 28, 1996. In addition to the fixed assets of such branches, the purchase included approximately $98 million of deposits and approximately $31 million of loans. The banking business of the five branches has been consolidated into Richland's operations.

         On October 28, 1996, the Company entered into an Agreement and Plan of Merger with First-Knox Banc Corp., a bank holding company headquartered in Mount Vernon, Ohio ("First-Knox"), and on January 10, 1997, the Company and First-Knox entered into an Amendment to Agreement and Plan of Merger (collectively, the "Merger Agreement"). The Merger Agreement provides for the merger (the "Merger") of First-Knox with and into the Company. Under the terms of the Merger Agreement, each outstanding First-Knox common share, other than those owned directly by the Company, by First-Knox or by any of their wholly-owned subsidiaries, which will be canceled in the Merger, and other than First-Knox common shares as to which dissenter's rights have been perfected under the General Corporation Law of Ohio, will be converted into the right to receive common shares of the Company. The exact number of common shares of the Company to be received for each First-Knox common share (the "First-Knox Exchange Ratio") will be determined pursuant to a specified formula that is based upon certain variables, including the average closing sale price of a Company common share on the American Stock Exchange for the five "trading" days (meaning days on which actual trades of the Company's common shares occur) ending on the tenth business day immediately preceding the closing (the "First-Knox Closing") of the Merger and the aggregate of the amount of cash paid to First-Knox prior to the First-Knox Closing as a result of the exercise of stock options to purchase First-Knox common shares ("First-Knox Stock Options") and the exercise price of any First-Knox Stock Options which are not exercised prior to the First-Knox Closing. Management of the Company currently anticipates that the First-Knox Exchange Ratio will be approximately .5914 and that an aggregate of 2,345,000 common shares of the Company will be issued in connection with the Merger. Consummation of the Merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the approval of the shareholders of First-Knox and of the Company, and other conditions to closing customary of a transaction of this type. The principal regulatory approvals required to be obtained are from the Federal Reserve Board and the Ohio Division of Financial Institutions (the "ODFI"). A bank holding company merger application and a change of bank control notice were submitted for filing to the Federal Reserve Board and the ODFI, respectively, on December 31, 1996. On February 14, 1997, the bank holding company merger application filed with the Federal Reserve Board was approved. Pursuant to the terms of such approval, the Merger could not be consummated before March 1, 1997 and must be consummated before May 14, 1997, unless such period is extended by the Federal Reserve Board. On March 10, 1997, the ODFI notified the Company that the ODFI had no objection to the proposed change in control of First-Knox's state-chartered subsidiary. The Company's Annual Meeting of Shareholders, at which the Merger is to be considered, has been scheduled for April 21, 1997, and the First-Knox Special Meeting of Shareholders, at which the Merger is to be considered, has been scheduled for April 23, 1997. The Merger is expected to be completed during the second quarter of 1997.

                 Services Provided by the Company's Subsidiaries
                 -----------------------------------------------

         PNB, Richland and Mutual provide the following principal services: the acceptance of deposits for demand, savings and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards and personal lines of credit; safe deposit operations; trust services; cash management; electronic funds transfers; and a variety of additional banking-related services tailored to the needs of individual customers. The Company believes that the deposit mix of its subsidiaries is such that no material portion thereof has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary of the Company would not have a materially adverse effect on the business of that subsidiary or the Company.

         The Company's subsidiaries deal with a wide cross-section of businesses and corporations which are located primarily in Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Licking, Morgan, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Lending decisions at each of the Company's subsidiaries are made in accordance with written loan policies designed to maintain loan quality. Each of the Company's subsidiaries originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Fixed rate residential real estate loans are also generated for the secondary market. The loans of each of the Company's subsidiaries are spread over a broad range of industrial classifications. The Company believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and such subsidiaries do not have any loans to foreign entities.

         Commercial lending entails significant additional risks as compared with consumer lending -- i.e., single-family residential mortgage lending, installment lending, credit card loans and automobile leasing. In addition, the payment experience on commercial loans is typically dependent on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

         At December 31, 1996, the Company's subsidiaries had outstanding approximately $345.1 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 31.0% of their total aggregate loan portfolio as of that date. PNB's, Richland's and Mutual's regulatory limits for loans made to one borrower were $11.7 million, $4.0 million and $4.7 million, respectively, at December 31, 1996. However, participations in loans of amounts larger than $5.0 million are generally sold to other banks. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Executive Committee approval is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.0 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

         Each of the Company's subsidiaries has a loan review program and each reevaluates annually all loans greater in amount than $100,000 so that effective and prompt action can be taken where deterioration occurs. Upon detection of a reduced ability of a borrower to service interest and/or principal on a loan, the loan is downgraded and placed on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit the principal and interest on the loan to be serviced by the borrower. Loans which deteriorate and show an inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         PNB also leases equipment under terms similar to its commercial lending policies. Park Leasing Company, a division of PNB, originates and services direct leases of equipment which PNB acquires with no outside financing. In addition, Scope Leasing, Inc., a wholly-owned subsidiary of PNB, specializes in the direct leasing of aircraft with no outside financing.

         At December 31, 1996, the Company's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $248.1 million constituting approximately 22.3% of their aggregate total loan portfolio. The Company's subsidiaries make installment credit available to customers and prospective customers in their primary market area of Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Licking, Morgan, Muskingum, Perry and Richland Counties, Ohio. In addition, the Company's subsidiaries are participants in an automobile installment loan program sponsored by an insurance company as a result of which automobile installment loans may be made to borrowers in other counties located in the State of Ohio. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Company's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. The Company's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. It is the policy of each of the Company's subsidiaries to review its consumer loan portfolio monthly and to charge off loans which do not meet that subsidiary's standards. Each subsidiary also offers VISA and MasterCard accounts through their consumer lending departments. These accounts are administered in accordance with the same standards as applied to other consumer loans and leases.

         Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.

         At December 31, 1996, there were approximately $519.4 million in residential real estate, home equity lines of credit and construction mortgages outstanding, representing approximately 46.7% of total loans outstanding. The market area for real estate lending by the Company's subsidiaries is concentrated in Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Licking, Morgan,

Muskingum, Perry and Richland Counties, Ohio. The Company's subsidiaries generally require that the loan amount with respect to residential real estate loans be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower with respect to the percentage exceeding such 80%. Loans made for each subsidiary's portfolio in this lending category are generally one year adjustable rate, fully amortized mortgages. Each subsidiary also originates fixed rate real estate loans for the secondary market. The standards applicable to these loans permit a higher loan to value ratio and a longer loan term. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of title or a title insurance policy. The Company's subsidiaries also require proof of hazard insurance with the appropriate subsidiary named as the mortgagee and as the loss payee. Independent appraisals are required in the case of loans in excess of $250,000.

         Home equity lines of credit are generally made as second mortgages by the Company's subsidiaries. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten year terms but are subject to review and reappraisal every three years. A variable interest rate is generally charged on the home equity lines of credit.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Company's subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment, should the borrower default.

                                   Competition
                                   -----------

         The Company's subsidiaries compete for deposits and loans with other banks and savings associations, credit unions and other types of financial institutions. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and the convenience of office locations.

                                    Employees
                                    ---------

         As of December 31, 1996, the Company and its subsidiaries had 711 full-time equivalent employees.

                           Supervision and Regulation
                           --------------------------

         The following is a summary of certain statutes and regulations affecting the Company and its subsidiaries. The summary is qualified in its entirety by reference to such statutes and regulations.

         The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Company and the acquisition by the Company of voting shares or assets of any bank, savings association or other company. The Company is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Bank holding companies are prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by the bank holding company or its subsidiaries. In addition, any savings association acquired by a bank holding company must conform its activities to those permissible for a bank holding company under the Bank Holding Company Act.

         The Company is also a savings and loan holding company, but because it is a bank holding company regulated by the Federal Reserve Board, it is not subject to any separate regulation as a savings and loan holding company. Transactions between a savings association subsidiary of a savings and loan holding company and an affiliate thereof are subject to the same restrictions imposed by the Federal Reserve Act on subsidiary banks of a bank holding company.

         As a national bank, PNB is supervised and regulated by the Comptroller of the Currency (the "Comptroller"). As an Ohio state-chartered bank, Richland is supervised and regulated by the ODFI and the FDIC. As a federally chartered savings association, Mutual is currently supervised and regulated by the OTS; however, Mutual has received approval from the Comptroller to convert to a national bank charter. Such conversion is expected to occur in early April of 1997 at which time Mutual's name will be changed to "Century National Bank".

         The deposits of PNB, Richland and Mutual are insured by the FDIC and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. See "Deposit Insurance Assessments and Recent Legislation". A subsidiary of a bank holding company or savings and loan holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or savings and loan holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

         Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of PNB, Richland and Mutual including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. In general, Mutual can branch anywhere in the United States with OTS approval. Pursuant to recent federal legislation, PNB may branch across state lines, if permitted by the law of the other state. In addition, effective June 1997, such interstate branching by PNB will be authorized, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to weighted risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 4% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 1.0-2.0% higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as PNB, are subject to similar capital requirements adopted by the Comptroller of the Currency, and state non-member bank subsidiaries, such as Richland, are subject to similar capital requirements adopted by the FDIC. Savings association subsidiaries, such as Mutual, are subject to comparable capital requirements adopted by the OTS. These OTS capital requirements include an additional interest rate risk component of the risk-based capital requirement, which requires additional capital if a savings association's interest rate risk exceeds levels deemed normal. Under an outstanding proposal of the Comptroller and the FDIC to also establish an interest rate risk component, PNB and Richland may be required to have additional capital if their interest rate risk exposure exceeds acceptable levels provided for in the regulation when adopted.

         The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution or savings association to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

         The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks and savings associations. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease. Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

         The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to PNB and Richland, which may require it to retain capital for further investment in the subsidiaries, rather than for dividends for shareholders of the Company. PNB, Richland and Mutual may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. PNB and Richland must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the bank. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

         Mutual will not be permitted to pay dividends on its capital stock or repurchase shares of its stock if its regulatory capital would be reduced below the amount required for the liquidation account established in its conversion from mutual stock form or if such payment of dividends or repurchase of shares would contravene the capital distribution regulations promulgated by the OTS. Current OTS regulations require a savings and loan holding company's savings association subsidiary to give to the OTS 30 days' advance notice of any proposed declaration of dividends to the holding company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the holding company.

         Prior to the enactment of the Small Business Jobs Protection Act (the "1996 Act") which was signed into law on August 21, 1996, earnings appropriated to bad debt reserves and deducted for federal income tax purposes could not be used by Mutual to pay cash dividends to the Company without the payment of federal income taxes by the Company at the then current income tax rate on the amount deemed distributed, which would include the amount of any federal income taxes attributable to the distribution. As a result of modifications enacted in the 1996 Act, pre-1988 bad debt reserves which are not otherwise recaptured as discussed below in "Deposit Insurance Assessments and Recent Legislation", may be recaptured if they are used for payment of cash dividends or other distributions to a shareholder. Thus, any dividends to the Company that would reduce amounts appropriated to Mutual's pre-1988 bad debt reserves and deducted for federal income tax purposes could create a significant tax liability for Mutual. The Company intends to make full use of the favorable tax treatment afforded to Mutual and the Company does not contemplate any distribution by Mutual in a manner which would create the above-mentioned federal tax liabilities.

              Deposit Insurance Assessments and Recent Legislation
              ----------------------------------------------------

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and of the SAIF. PNB and Richland are members of the BIF and Mutual is a member of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy commercial banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on Mutual and other institutions in the SAIF.

         Federal legislation, which became effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF deposits must pay that special assessment on 80% of deposits at March 31, 1995. In addition, the cost of prior thrift failures will be shared by both the SAIF and the BIF. As a result of such cost sharing, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

         Prior to the 1996 Act, savings associations, including Mutual, meeting certain requirements had been able to deduct from taxable income amounts designated as reserved for bad debts. Currently, if a savings association converts to a commercial bank charter, certain amounts of its bad debt reserve must be recaptured as taxable income over a six-year period, if the association has used the percentage of taxable income method to compute its reserve (the "Percentage Method"). As a result of the 1996 Act, the Percentage Method was eliminated effective with the first taxable year beginning after December 31, 1995. Savings associations that are treated as small banks are allowed to utilize the experience method applicable to such savings associations, while savings associations that are treated as large banks are required to use only the specific charge off method. A large bank is defined for this purpose as an institution which has total average assets in excess of $500,000,000 or is a member of a parent-subsidiary consolidated group and the average total assets of the group exceed $500,000,000.

         A savings association like Mutual which is required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury, which will require certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the savings association. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a savings association like Mutual that is treated as a large bank, the amount of the savings association's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserve as of the close of its last taxable year beginning before January 1, 1988.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a savings association meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as an adjustment for the year will be suspended. A savings association meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the savings association during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the savings association during the six most recent tax years beginning before January 1, 1996.

         Mutual had $284 million in deposits in March 31, 1995. Mutual paid a special assessment of $1.8 million on November 27, 1996, which was accounted for and recorded as of September 30, 1996. This assessment is tax-deductible, but has reduced earnings for the year ended, and capital at, December 31, 1996.

                     Monetary Policy and Economic Conditions
                     ---------------------------------------

         The business of commercial banks and savings associations is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank and savings association borrowings and changes in reserve requirements against bank and savings association deposits. These policies and regulations significantly affect the overall growth and distribution of bank and savings association loans, investments and deposits and the interest rates charged on loans as well as the interest rates paid on deposits and accounts.

         The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks and savings associations in the past and are expected to have significant effects in the future. In view of the changing conditions in the economy and the money market and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.

                       Effect of Environmental Regulation
                       ----------------------------------

         Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company and its subsidiaries. The Company believes that the nature of the operations of its subsidiaries has little, if any, environmental impact. The Company, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. The Company's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties which they may acquire through foreclosure proceedings in the future; however, the amount of such capital expenditures, if any, is not currently determinable.

Item 2.     Properties.
-----------------------

         The Company's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. The Company neither leases nor owns any physical property, real or personal.

         The principal offices of PNB are located in its two-story main office building at 50 North Third Street, Newark, Ohio 43055. PNB occupies all of this building. PNB's Operations Center is located in a three-story building owned by it at 21 South First Street, Newark, Ohio 43055. PNB occupies approximately 36,000 square feet of this building, with the remaining 4,000 square feet leased to outside tenants. PNB, in addition to having six offices in Newark (including the main office and the Operations Center), has offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville and Utica in Licking County, an office in Columbus in Franklin County, an office in Cincinnati in Hamilton County and offices in Baltimore, Pickerington and Lancaster (four offices) in Fairfield County. The offices in Fairfield County comprise the Fairfield National Division. PNB also operates six stand-alone automatic banking center locations. The properties occupied by ten of PNB's Licking County offices (including the main office and the Operations Center) and by two Fairfield County offices are owned by PNB. The remaining three offices in Licking County, four offices in Fairfield County and PNB's Franklin County and Hamilton County offices are leased under leases with various expiration dates through 2006. Certain of the leases contain renewal options. PNB owes no mortgage debt on any of its property.

         The principal offices of Richland are located in its eight-story main office building located at 3 North Main Street, Mansfield, Ohio. Richland occupies 22,166 square feet out of the total 42,969 square feet of the building, with the remaining portion leased to tenants not affiliated with Richland. Richland, in addition to six offices in Mansfield (including the main office), has offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland also operates three stand-alone automatic banking center locations. Richland owns the property occupied by all of these offices, with the exception of one branch office in Mansfield which is leased through 2000. Richland owes no mortgage debt on any of its property.

         The principal offices of Mutual are located in a two-story building owned by it at 14 South Fifth Street, Zanesville, Ohio. Mutual occupies all of this building. Mutual, in addition to having four offices (including the main office) and a mortgage lending office in Zanesville, has offices in New Concord in Muskingum County, Malta in Morgan County, New Lexington in Perry County, Logan in Hocking County, Athens in Athens County and Coshocton in Coshocton County. Mutual also operates three stand-alone automatic banking center locations and a lending office in Dresden in Muskingum County. All of the properties occupied by Mutual's offices are owned by Mutual, with the exception of the office located in Coshocton which is leased under a lease which expires in November, 1999 and the lending office in Dresden which is leased month-to-month. Mutual owes no mortgage debt on any of its properties.

Item 3.     Legal Proceedings.
------------------------------

         There are no pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which the Company's subsidiaries are parties incidental to their respective banking businesses. None of such proceedings are considered by the Company to be material.

Item 4.     Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

         Not applicable.

Executive Officers of the Registrant.
-------------------------------------

         The following table lists the names and ages of the executive officers of the Company as of the date of this Annual Report on Form 10-K, the positions presently held by each such executive officer and the business experience of each such executive officer during the past five years. Unless otherwise indicated, each person has held his principal occupation(s) for more than five years. All executive officers serve at the pleasure of the Board of Directors of the Company.


Name                                       Age      Position(s) Held with the Company and its Principal
----                                       ---      Subsidiaries and Principal Occupation(s)
                                                    ----------------------------------------
William T. McConnell                        63      Chairman of the Board since 1994, Chief Executive Officer and
                                                    Director since 1986, and President from 1986 to 1994, of the
                                                    Company; Chairman of the Board since 1993, Chief Executive
                                                    Officer since 1983, President from 1979 to 1993, and Director since 1977, of PNB; Director of Richland since 1987; Director of Mutual since 1990

C. Daniel DeLawder                          47      President and Director of the Company since 1994; President since 1993, Executive Vice President from 1992 to 1993, and
                                                    Director since 1992, of PNB; Chairman of Advisory Board since
                                                    1989, and President from 1985 to 1992, of the Fairfield
                                                    National Division of PNB

David C. Bowers                             60      Secretary since 1987, Chief Financial Officer and Chief
                                                    Accounting Officer since 1990, and Director from 1989 to 1990, of the Company; Senior Vice President since 1986, and Director since 1989, of PNB

                                     PART II
                                     -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
-------------------------------------------------------------------------------

         In accordance with General Instruction G(2), the information called for in this Item 5 is incorporated herein by reference to page 34 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

Item 6.  Selected Financial Data.
---------------------------------

         In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to page 32 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operation.
         ---------------------

         In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 19 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996.

Item 8.  Financial Statements and Supplementary Data.
-----------------------------------------------------

         The Consolidated Balance Sheet of the Company and its subsidiaries at December 31, 1996 and December 31, 1995, the related Consolidated Statements of Income, of Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 1996, the related Notes to the Consolidated Financial Statements, and the Report of Independent Auditors, appearing on pages 36 through 60 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996, are incorporated herein by reference. Quarterly Financial Data set forth on page 33 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1996 are also incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure.
         ---------------------

         No response required.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Company's definitive Joint Proxy Statement/Prospective (the "Joint Proxy Statement"), filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 21, 1997, under the captions "ELECTION OF DIRECTORS--Nominees for Election" and "PRINCIPAL SHAREHOLDERS OF PARK--Section 16(a) Beneficial Ownership Reporting Compliance." In addition, certain information concerning the executive officers of the Company called for in this

Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.   Executive Compensation.
----------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Company's definitive Joint Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 21, 1997, under the captions "ELECTION OF PARK DIRECTORS--Compensation Committee Interlocks and Insider Participation," "ELECTION OF PARK DIRECTORS--Executive Compensation" and "ELECTION OF PARK DIRECTORS--Certain Matters Pertaining to the Park Board of Directors." Neither the report on executive compensation nor the performance graph included in the Company's definitive Joint Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 21, 1997, shall be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
--------------------------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Company's definitive Joint Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 21, 1997, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

Item 13.   Certain Relationships and Related Transactions.
----------------------------------------------------------

         In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Company's definitive Joint Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 21, 1997, under the caption "ELECTION OF PARK DIRECTORS--Transactions Involving Management."


                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

(a)(1)   Financial Statements.
         ---------------------

         For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 20.

(a)(2)   Financial Statement Schedules.
         ------------------------------

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)   Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 83. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Exhibit
  No.              Description                                        Location
-------            -----------                                        --------
10(a)              Certified Copy of Resolutions Adopted by           Incorporated herein by reference to the
                   Board of Directors of Park National                Company's Annual Report on Form 10-K for the
                   Corporation on July 17, 1995 Affecting Park        fiscal year ended December 31, 1995 (File No.
                   National Corporation Defined Benefit Pension       1-13006) (the "1995 Form 10-K") [Exhibit
                   Plan and Trust                                     10(a)]

10(b)              Park National Corporation Defined Benefit          Incorporated herein by reference to the
                   Pension Plan                                       Company's 1995 Form 10-K [Exhibit 10(b)]

10(c)              Park National Corporation Employees Voluntary      Incorporated herein by reference to the
                   Salary Deferral Plan and Trust                     Company's Annual Report on Form 10-K for the
                                                                      fiscal year ended December 31, 1993 (File No.
                                                                      0-18772) [Exhibit 10(d)]

10(d)              Summary of Incentive Bonus Plan of Park            Incorporated herein by reference to the
                   National Corporation                               Company's Registration Statement on Form S-4,
                                                                      filed on January 24, 1997 (Registration No.
                                                                      333-20417) (the "Company's Form S-4")
                                                                      [Exhibit 10(d)]

Exhibit
  No.              Description                                        Location
-------            -----------                                        --------
10(e)              Split-Dollar Agreement, dated May 17, 1993,        Incorporated herein by reference to: (a) the
                   between William T. McConnell and The Park          Company's Annual Report on Form 10-K for the
                   National Bank; and Schedule A to Exhibit           fiscal year ended December 31, 1993 (File No.
                   10(f) identifying other identical                  0-18772) [Exhibit 10(f)]; and (b) the
                   Split-Dollar Agreements between The Park           Company's Annual Report on Form 10-K for the
                   National Bank and executive officers of the        fiscal year ended December 31, 1994 (File No.
                   Company                                            1-13006) [Exhibit 10(g)]

10(f)              Split-Dollar Agreement, dated September 29,        Incorporated herein by reference to: (a) the
                   1993, between Dominic C. Fanello and The           Company's Annual Report on Form 10-K for the
                   Richland Trust Company; and Schedule A to          fiscal year ended December 31, 1993 (File No.
                   Exhibit 10(f) identifying other identical          0-18772 [Exhibit 10(g)]; and (b) the
                   Split-Dollar Agreements between directors of       Company's Form S-4 [Exhibit 10(f)]
                   the Company and The Park National Bank, The
                   Richland Trust Company or Mutual Federal
                   Savings Bank, as identified in such Schedule A

10(g)              Park National Corporation 1995 Incentive           Incorporated herein by reference to the
                   Stock Option Plan                                  Company's Registration Statement on Form S-8
                                                                      filed May 9, 1995 (Registration No. 33-92060)
                                                                      [Exhibit 4(d)]

10(h)              Form of Stock Option Agreement executed in         Incorporated herein by reference to the
                   connection with the grant of options under         Company's 1995 Form 10-K [Exhibit 10(i)]
                   Park National Corporation 1995 Incentive
                   Stock Option Plan

10(i)              Description of Park National Corporation           Incorporated herein by reference to the
                   Supplemental Executive Retirement Plan             Company's Form S-4 [Exhibit 10(i)]

(b)      Reports on Form 8-K.
         --------------------

         There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1996.

(c)      Exhibits.
         ---------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 83.

(d)      Financial Statement Schedules.
         ------------------------------

         None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PARK NATIONAL CORPORATION



Date:  March 24, 1997                    By  David C. Bowers,
                                             Secretary, Chief Financial Officer
                                             and Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                         Date                             Capacity
         ----                                         ----                             --------
*William T. McConnell                                   *         Chairman of the Board, Chief Executive Officer,
                                                                  Principal Executive Officer and Director

*C. Daniel DeLawder                                     *         President and Director

*David C. Bowers                                        *         Secretary, Chief Financial Officer and Chief
                                                                  Accounting Officer

*Dominick C. Fanello                                    *         Director

*R. William Geyer                                       *         Director

*Tamala Longaberger Kaido                               *         Director

*Howard E. LeFevre                                      *         Director

*Phillip T. Leitnaker                                   *         Director


*By:     David C. Bowers,
         Attorney-in-Fact

Date:  March 24, 1997

         Name                                         Date                             Capacity
         ----                                         ----                             --------
*John J. O'Neill                                        *                              Director

*William A. Phillips                                    *                              Director

*J. Gilbert Reese                                       *                              Director

*Rick R. Taylor                                         *                              Director

*John L. Warner                                         *                              Director


*By:     David C. Bowers,
         Attorney-in-Fact

Date:  March 24, 1997

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                                        PAGE(S)
DESCRIPTION                                                                                          IN FORM 10-K
-----------                                                                                          ------------
Consolidated Balance Sheet at December 31, 1996 and 1995.........................................        58-59

Consolidated Statement of Income for the years ended December 31,
         1996, 1995 and 1994.....................................................................        60-61

Consolidated Statement of Stockholders' Equity for the years ended December 31,
         1996, 1995 and 1994.....................................................................           62

Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995
         and 1994................................................................................           63

Notes to the Consolidated Financial Statements...................................................        64-81

Report of Independent Auditors (Ernst & Young LLP)...............................................           82

FINANCIAL HIGHLIGHTS

                                                                                                            PERCENT
   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                1996                   1995                 CHANGE
-------------------------------------------------------------------------------------------------------------------
EARNINGS:
   Total interest income                                     $   122,291          $   113,200               8.03%
-------------------------------------------------------------------------------------------------------------------
   Total interest expense                                         49,332               46,848               5.30%
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                            72,959               66,352               9.96%
-------------------------------------------------------------------------------------------------------------------
   Net income                                                     25,664               22,120              16.02%
-------------------------------------------------------------------------------------------------------------------
PER SHARE:
   Net income                                                $      3.60          $      3.09              16.50%
-------------------------------------------------------------------------------------------------------------------
   Cash dividends declared                                          1.45                 1.25              16.00%
-------------------------------------------------------------------------------------------------------------------
   Book value (end of period)                                      20.89                19.12               9.26%
-------------------------------------------------------------------------------------------------------------------
AT YEAR-END:
   Total assets                                               $1,614,767           $1,476,208               9.39%
-------------------------------------------------------------------------------------------------------------------
   Deposits                                                    1,336,617            1,206,540              10.78%
-------------------------------------------------------------------------------------------------------------------
   Loans                                                       1,112,603            1,024,727               8.58%
-------------------------------------------------------------------------------------------------------------------
   Investment securities                                         396,967              328,730              20.76%
-------------------------------------------------------------------------------------------------------------------
   Stockholders' equity                                          148,986              136,424               9.21%
-------------------------------------------------------------------------------------------------------------------
RATIOS:
   Return on average equity                                       18.38%               17.69%                  --
-------------------------------------------------------------------------------------------------------------------
   Return on average assets                                        1.73%                1.58%                  --
-------------------------------------------------------------------------------------------------------------------


NET INCOME (millions)                         EARNINGS PER SHARE

1996            $25.7                         1996           $3.60
1995            $22.1                         1995           $3.09
1994            $20.0                         1994           $2.80
1993            $19.0                         1993           $2.69
1992            $16.5                         1992           $2.33


RETURN ON AVERAGE EQUITY                     RETURN ON AVERAGE ASSETS

1996             18.4%                       1996            1.73%
1995             17.7%                       1995            1.58%
1994             18.1%                       1994            1.52%
1993             19.0%                       1993            1.53%
1992             18.6%                       1992            1.37%

FINANCIAL REVIEW

This financial review presents management's discussion and analysis of financial condition and results of operations for Park National Corporation ("Park" or the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data.


OVERVIEW

Net income for 1996 was $25.7 million, the highest in Park's nine year history as a bank holding company. This represents a 16.0% increase over net income of $22.1 million for 1995. Net income per share was $3.60 for 1996, an increase of 16.5% compared to $3.09 for 1995. Net income has increased at an annual compound growth rate of 11.2% over the last five years, and net income per share has grown at an annual compound growth rate of 11.1% over the same period.

Effective with the fourth quarter of 1996, the quarterly cash dividend on common stock was increased to $.40 per share. The new annualized dividend of $1.60 per share is 14.3% greater than the dividend paid in 1995. The Corporation has paid quarterly dividends since becoming a holding company in early 1987. The annual compound growth rate for the Corporation's per share dividend for the last five years is 13.5% and the dividend payout to net income ratio has averaged 38.5% over that same period.

The purchase of five Richland County, Ohio offices by Richland Trust Company, a subsidiary of Park, was completed during December, 1996. The banking business of the purchased branches has been consolidated into the branch operations of Richland Trust Company. As a result, the number of banking offices has increased by only two in a market not previously served by Richland Trust Company. In addition to the branch real estate and other fixed assets, the purchase included approximately $98.0 million of deposits and $31.0 million of loans which are included in the Corporation's year-end totals. See Footnote 2 to the financial statements.

On October 28, 1996, Park entered into an Agreement and Plan of Merger with First-Knox Banc Corp. ("First-Knox"), a $574 million bank holding company headquartered in Mount Vernon, Ohio, providing for a merger of First-Knox into Park. Under the terms of that Agreement, the stockholders of First-Knox are expected to receive .5914 shares of Park common stock per share of First-Knox common stock in a tax-free exchange. Park expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger, which will be accounted for as a pooling-of-interests. Completion of the merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the approval of the stockholders of First-Knox and Park, and other conditions to closing customary of a transaction of this type. The merger is expected to be completed during the second quarter of 1997.

Park's business focus is geared toward maximizing the return to stockholders. The Corporation's common stock value has appreciated 17.7% annually on a compounded, total return basis for the last five years. The December 31, 1996 value of a $100 investment on December 31, 1991 would be $226, inclusive of the reinvestment of dividends in the Corporation's common stock.


ABOUT OUR BUSINESS

Through its banking and thrift subsidiaries, the Corporation is engaged in the general commercial banking and trust business. Management believes there is a significant number of consumers and businesses which seek long-term relationships with community-based financial institutions of quality and strength. While avoiding activities such as foreign lending, nationally syndicated loans and investment banking operations, the Corporation attempts to meet the needs of its customers for commercial, real estate and consumer loans, and investment and deposit services. Familiarity with the local market, coupled with conservative loan underwriting standards, has allowed the Corporation to achieve solid financial results even in periods where there have been changes in economic conditions and the general level of interest rates.

The Corporation has produced performance ratios which compare favorably to other financial institutions in terms of equity and asset returns, capital adequacy and asset quality. Continued satisfactory results are contingent upon economic conditions in Ohio and competitive factors, among other things.

The Corporation's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions. The Corporation and its subsidiaries operate forty-one full-service banking offices and a network of thirty-nine automatic teller machines in eleven central and southern Ohio counties.

A table of financial data of the Corporation's affiliates for 1996, 1995, and 1994 is shown below:

TABLE 1 - PARK NATIONAL CORPORATION AFFILIATE FINANCIAL DATA



                                                 1996                         1995                       1994
                                         Average         Net         Average         Net         Average         Net
     (IN THOUSANDS)                      Assets        Income        Assets        Income        Assets        Income
     ----------------------------------------------------------------------------------------------------------------

   Park National Division              $   672,374      $15,900    $   637,211     $13,716     $   608,321     $11,994
   -------------------------------------------------------------------------------------------------------------------
   Fairfield National Division             187,226        3,564        171,572       3,315         150,565       2,538
   -------------------------------------------------------------------------------------------------------------------
   Richland Trust Company                  275,287        3,747        255,311       3,642         238,968       3,205
   -------------------------------------------------------------------------------------------------------------------
   Mutual Federal Savings Bank             346,512        3,401        329,848       2,016         318,244       2,652
   -------------------------------------------------------------------------------------------------------------------
   Parent Company,
     including consolidating
     entries                                 4,158         (948)         2,280        (569)            522        (372)
   -------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED TOTALS                  $1,485,557      $25,664     $1,396,222     $22,120      $1,316,620     $20,017
   -------------------------------------------------------------------------------------------------------------------



RETURN ON EQUITY

The Corporation's primary financial goal is to achieve a superior, long-term return on stockholders' equity. The Corporation measures performance in its attempts to achieve this goal against its peers, defined as all U.S. bank holding companies between $1 billion and $3 billion in assets. At year-end 1996, there were approximately 121 peer bank holding companies. The Corporation's net income to average equity was 18.38%, 17.69% and 18.08% in 1996, 1995, and 1994,
respectively. In the past five years, the Corporation's net income to average equity exceeded the mean and median return of the peer group by a substantial margin.



           HISTORICAL COMPARISON OF RETURN ON AVERAGE EQUITY

            <GRAPH>

The return on average equity ratio has averaged 18.36% over the past five years. While net income has increased at an annual compound rate of 11.2% over this period, average equity has increased at a faster rate at 12.2%. Maximizing the Corporation's return on an ever increasing equity base is a continual challenge for management.


BALANCE SHEET COMPOSITION

Park National Corporation functions as a financial intermediary. The following section discusses the sources of funds and the manner in which management has invested these funds.

SOURCE OF FUNDS

DEPOSITS: The Corporation's major source of funds is provided by core deposits from individuals, businesses, and local government units. These core deposits consist of all noninterest-bearing and interest-bearing deposits, excluding certificates of deposit of $100,000 and over which were less than 8.5% of total deposits for the last three years. In 1996, year-end total deposits increased by $130.1 million or 10.8% of which $98.0 million was from the purchase of branches in Richland County. In 1995, year-end total deposits increased by $128.2 million or 11.9%. The mix of core deposits shifted toward certificates of deposit, particularly in 1995, as more aggressive pricing and flexible withdrawal options were offered. In 1996, 1995, and 1994, core deposits were approximately 75% of total assets.

Maturity of time certificates of deposit and other time deposits of $100,000 and over as of December 31, 1996 were:

TABLE 2 - OVER $100,000 MATURITY SCHEDULE

                                                                                        TIME CERTIFICATES
      DECEMBER 31, 1996 (IN MILLIONS)                                                        OF DEPOSIT
   ------------------------------------------------------------------------------------------------------
   3 months or less                                                                            $  55.9
   ------------------------------------------------------------------------------------------------------
   Over 3 months through 6 months                                                                 27.8
   ------------------------------------------------------------------------------------------------------
   Over 6 months through 12 months                                                                10.7
   ------------------------------------------------------------------------------------------------------
   Over 12 months                                                                                 18.3
   ------------------------------------------------------------------------------------------------------
      TOTAL                                                                                     $112.7
   ------------------------------------------------------------------------------------------------------


SHORT-TERM BORROWINGS: Short-term borrowings include securities sold under agreements to repurchase, Federal Home Loan Bank advances and federal funds purchased. These funds are also used to manage the Corporation's liquidity needs and interest rate sensitivity risk. They are subject to short-term price swings as the Corporation's needs change or the overall market rates for short-term investment funds change. In 1996, average short-term borrowings were $114 million compared to $133 million in 1995 and $122 million in 1994. Average short-term borrowings were 7.7%, 9.5%, and 9.2% of average assets in 1996, 1995, and 1994, respectively.

LONG-TERM DEBT: During the past three years, the Corporation incurred no long-term debt.

STOCKHOLDERS' EQUITY: Average stockholders' equity to average assets increased to 9.40% in 1996 compared to 8.96% in 1995 and 8.41% in 1994.

In accordance with Statement of Financial Accounting Standards No. 115, the Corporation reflects any unrealized holding gain/(loss) on available-for-sale securities, net of federal taxes, as an adjustment to the Corporation's equity. While the effect of this accounting is not recognized for calculation of regulatory capital adequacy ratios, it does impact the Corporation's equity as reported in the audited financial statements. The unrealized holding gain/(loss) on available-for-sale securities, net of federal taxes, was $3.3, $5.9, and ($5.7) million in 1996, 1995, and 1994, respectively.


INVESTMENT OF FUNDS

LOANS: Average loans, net of unearned income and the loan loss allowance, were $1,014 million in 1996 compared to $981 million in 1995 and $901 million in 1994. The average yield on net loans was 9.74% in 1996 compared to 9.50% in 1995 and 8.46% in 1994. Approximately 75% of loan balances mature or reprice within one year. This results in the yield on the loan portfolio adjusting with changes in interest rates, but on a delayed basis.

Year-end loan balances, net of unearned income, increased by $88 million or 8.6% in 1996 and by $44 million or 4.4% in 1995. The growth in 1996, includes $31.0 million of loans acquired from the purchase of branches in Richland County. As a percentage of assets, year-end loan balances were 68.9%, 69.4%, and 72.0% in 1996, 1995, and 1994, respectively.

Consumer loans increased by $30.5 million or 14.5% in 1996 and were unchanged in 1995 compared with 1994. The growth in consumer loans was principally due to an increase in the volume of automobile related installment loans. During 1995, net consumer loan growth was flat due to the Corporation selling $18 million of student loans as a result of anticipated difficulties in complying with new government servicing and reporting regulations. The Corporation continues to originate student loans to serve its market and sells them to a loan servicer.

Table 3 reports year-end loan balances by type of loan for the past five years.



TABLE 3 - LOANS BY TYPE

      DECEMBER 31, (IN THOUSANDS)                  1996           1995           1994            1993           1992
      ----------------------------------------------------------------------------------------------------------------
   Commercial, financial and
      agriculture                              $   129,269    $   118,225      $104,559        $109,531       $126,029
   -------------------------------------------------------------------------------------------------------------------
   Real estate - construction                       52,443         40,871        34,880          32,037         23,276
   -------------------------------------------------------------------------------------------------------------------
   Real estate - residential                       466,957        444,005       430,483         373,820        338,832
   -------------------------------------------------------------------------------------------------------------------
   Real estate - commercial                        203,023        191,127       181,703         157,199        122,516
   -------------------------------------------------------------------------------------------------------------------
   Consumer, net                                   239,961        209,481       209,141         187,830        170,651
   -------------------------------------------------------------------------------------------------------------------
   Leases, net                                      20,950         21,018        20,374          11,971         12,705
   -------------------------------------------------------------------------------------------------------------------
      TOTAL LOANS                               $1,112,603     $1,024,727      $981,140        $872,388       $794,009
   -------------------------------------------------------------------------------------------------------------------


TABLE 4 - SELECTED LOAN MATURITY DISTRIBUTION

                                                                          Over One            Over
                                                        One Year           Through            Five
      DECEMBER 31, 1996 (IN THOUSANDS)                   or Less         Five Years           Years            TOTAL
----------------------------------------------------------------------------------------------------------------------
   Commercial, financial and
      agriculture                                         $105,927         $18,596            $4,746          $129,269
----------------------------------------------------------------------------------------------------------------------
   Real Estate - construction                               46,725           5,718               --             52,443
----------------------------------------------------------------------------------------------------------------------
      TOTAL                                               $152,652         $24,314            $4,746          $181,712
----------------------------------------------------------------------------------------------------------------------
   Total of these selected loans due
      after one year with:
        Fixed interest rate                                                                                  $  23,527
----------------------------------------------------------------------------------------------------------------------
        Floating interest rate                                                                                   5,533
----------------------------------------------------------------------------------------------------------------------


INVESTMENT SECURITIES: The Corporation's securities portfolio is structured to provide liquidity and contribute to earnings. The Corporation classifies approximately 95% of its securities as available-for-sale -- see Footnote 4 to the financial statements. These securities are carried on the books at the estimated fair value with the unrealized holding gain or loss, net of taxes, accounted for as an adjustment to the Corporation's equity. Management classifies a large portion of the securities portfolio as available-for-sale so that these securities will be available to be sold in future periods in carrying out the Corporation's investment strategies. The remaining securities are classified as held-to-maturity and are accounted for at amortized cost.

The Corporation's investment strategy is dynamic. As conditions change over time, the Corporation's overall interest rate risk, liquidity needs, and potential return on the investment portfolio will change. The Corporation regularly re-evaluates the securities in its portfolio based on circumstances as they evolve. Circumstances that may precipitate a sale of a security would be to better manage interest rate risk, to meet liquidity needs, or to improve the overall yield from the investment portfolio. Investment security losses were $1.3 million, $.6 million, and $3.3 million in 1996, 1995, and 1994, respectively. The Corporation's strategy has generally been to reinvest the proceeds from the sale of securities into higher yielding, longer maturity taxable investment securities.

The Corporation's taxable investment securities portfolio was approximately 97% of the total investment securities portfolio at year-end 1996, 1995, and 1994. The average yield on taxable investment securities was 6.77%, 6.80%, and 6.16% for 1996, 1995, and 1994, respectively. The average maturity or repricing of the taxable investment portfolio was approximately 2.5 years at year-end 1996 compared to 3 years at year-end 1995 and 2.5 years at year-end 1994.

The average tax-equivalent yield on the tax-exempt securities portfolio was 8.69%, 8.67%, and 9.62% for 1996, 1995, and 1994, respectively. The average maturity of the tax-exempt portfolio was approximately 3.3 years at year-end 1996 compared to 4.1 years at year-end 1995 and 3.8 years at year-end 1994.

The following table sets forth the book value of investment securities at year-end:

TABLE 5 - INVESTMENT SECURITIES

---------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                1994
---------------------------------------------------------------------------------------------------------------------
   Obligations of U.S. Treasury and other
      U.S. Government agencies                                       $164,275            $157,056            $107,509
---------------------------------------------------------------------------------------------------------------------
   Obligations of states and political subdivisions                     9,784               9,566              10,898
---------------------------------------------------------------------------------------------------------------------
   U.S. Government asset-backed securities                            212,464             150,680             146,886
---------------------------------------------------------------------------------------------------------------------
   Non U.S. Government asset-backed securities                          2,510               3,909               5,679
---------------------------------------------------------------------------------------------------------------------
   Other securities                                                     7,934               7,519               6,846
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                          $396,967            $328,730            $277,818
---------------------------------------------------------------------------------------------------------------------

EARNING RESULTS

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest-earning assets and interest-bearing liabilities in conjunction with the average rates earned and paid on them.

The net yield on interest-earning assets improved to 5.35% for 1996 compared to 5.22% for 1995 and 5.01% in 1994. During 1996, the average yield on earning assets increased to 8.94% compared to 8.87% for 1995 while the average rate paid on interest-bearing liabilities was unchanged at 4.23%. In 1994 and for part of 1995, the overall level of interest rates increased. During 1995, the average yield on earning assets increased 95 basis points to 8.87% and the average rate paid on interest-bearing liabilities increased 89 basis points to 4.23% in 1995. For both 1996 and 1995, the increase in the net interest spread was the primary reason for the increase in the net yield on interest-earning assets.

TABLE 6 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (DOLLARS IN THOUSANDS)                                                      1996
                                                                             Daily                             Average
                                                                            Average           Interest           Rate
----------------------------------------------------------------------------------------------------------------------
   ASSETS
   INTEREST-EARNING ASSETS:
      Loans, net (1) (2)                                                   $1,013,719        $  98,776          9.74%
----------------------------------------------------------------------------------------------------------------------
      Taxable investment securities                                           315,036           21,337          6.77%
----------------------------------------------------------------------------------------------------------------------
      Tax-exempt investment securities (3)                                      9,985              868          8.69%
----------------------------------------------------------------------------------------------------------------------
      Interest-bearing deposits in banks                                          --               --             --
----------------------------------------------------------------------------------------------------------------------
      Federal funds sold                                                       34,400            1,840          5.35%
----------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-EARNING ASSETS                                       1,373,140          122,821          8.94%
----------------------------------------------------------------------------------------------------------------------
   NONINTEREST-EARNING ASSETS:
      Cash and due from banks                                                  54,122
----------------------------------------------------------------------------------------------------------------------
      Premises and equipment, net                                              16,890
----------------------------------------------------------------------------------------------------------------------
      Other assets                                                             41,405
----------------------------------------------------------------------------------------------------------------------
        TOTAL                                                              $1,485,557
----------------------------------------------------------------------------------------------------------------------
   LIABILITIES AND STOCKHOLDERS'EQUITY
   INTEREST-BEARING LIABILITIES:
      Transaction accounts                                                 $  238,065        $   5,509          2.31%
----------------------------------------------------------------------------------------------------------------------
      Savings deposits                                                        243,470            7,028          2.89%
----------------------------------------------------------------------------------------------------------------------
      Time deposits                                                           571,443           31,696          5.55%
----------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                                                   114,187            5,099          4.47%
----------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST-BEARING LIABILITIES                                  1,167,165           49,332          4.23%
----------------------------------------------------------------------------------------------------------------------
   NONINTEREST-BEARING LIABILITIES:
      Demand deposits                                                         160,173
----------------------------------------------------------------------------------------------------------------------
      Other                                                                    18,581
----------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST-BEARING LIABILITIES                                 178,754
----------------------------------------------------------------------------------------------------------------------
      Stockholders' equity                                                    139,638
----------------------------------------------------------------------------------------------------------------------
        TOTAL                                                              $1,485,557
----------------------------------------------------------------------------------------------------------------------
   Net interest earnings                                                                     $  73,489
----------------------------------------------------------------------------------------------------------------------
   Net interest spread                                                                                          4.71%
----------------------------------------------------------------------------------------------------------------------
   Net yield on interest-earning assets                                                                         5.35%
----------------------------------------------------------------------------------------------------------------------



 (1) Loan income includes net fee loan income of $1,639 in 1996, $1,327 in 1995 and $976 in 1994. Loan income also includes the effects of taxable equivalent adjustments using a 35% rate in 1996, 1995 and 1994. The taxable equivalent adjustment was $265 in 1996, $272 in 1995 and $315 in 1994.

 (2) For purposes of this computation, non-accrual loans are included in the daily average loans outstanding.

 (3) Interest income on tax-exempt securities includes the effect of taxable equivalent adjustments using a 35% rate in 1996, 1995 and 1994. The taxable equivalent adjustment was $265 in 1996, $282 in 1995 and $459 in 1994.

TABLE 6 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY
(continued)

                            1995                                                              1994
----------------------------------------------------------------------------------------------------------------------
          Daily                             Average                          Daily                             Average
         Average          Interest           Rate                           Average         Interest            Rate
----------------------------------------------------------------------------------------------------------------------

       $   980,828       $  93,144            9.50%                       $   901,029         $76,261           8.46%
----------------------------------------------------------------------------------------------------------------------
           278,149          18,905            6.80%                           283,165          17,434           6.16%
----------------------------------------------------------------------------------------------------------------------
            10,661             924            8.67%                            15,834           1,524           9.62%
----------------------------------------------------------------------------------------------------------------------
               --              --               --                              2,249             210           9.34%
----------------------------------------------------------------------------------------------------------------------
            13,257             781            5.89%                             3,987             162           4.06%
----------------------------------------------------------------------------------------------------------------------
         1,282,895         113,754            8.87%                         1,206,264          95,591           7.92%
----------------------------------------------------------------------------------------------------------------------
            56,463                                                             54,704
----------------------------------------------------------------------------------------------------------------------
            16,933                                                             16,407
----------------------------------------------------------------------------------------------------------------------
            39,931                                                             39,245
----------------------------------------------------------------------------------------------------------------------
        $1,396,222                                                         $1,316,620
----------------------------------------------------------------------------------------------------------------------
        $  226,352      $    5,348            2.36%                       $   247,354        $  5,475           2.21%
----------------------------------------------------------------------------------------------------------------------
           250,611           7,461            2.98%                           288,384           8,333           2.89%
----------------------------------------------------------------------------------------------------------------------
           496,713          27,256            5.49%                           395,164          16,969           4.29%
----------------------------------------------------------------------------------------------------------------------
           132,839           6,783            5.11%                           121,678           4,387           3.61%
----------------------------------------------------------------------------------------------------------------------
         1,106,515          46,848            4.23%                         1,052,580          35,164           3.34%
----------------------------------------------------------------------------------------------------------------------
           149,383                                                            141,786
----------------------------------------------------------------------------------------------------------------------
            15,282                                                             11,513
----------------------------------------------------------------------------------------------------------------------
           164,665                                                            153,299
----------------------------------------------------------------------------------------------------------------------
           125,042                                                            110,741
----------------------------------------------------------------------------------------------------------------------
        $1,396,222                                                         $1,316,620
----------------------------------------------------------------------------------------------------------------------
                         $  66,906                                                            $60,427
----------------------------------------------------------------------------------------------------------------------
                                              4.64%                                                             4.58%
----------------------------------------------------------------------------------------------------------------------
                                              5.22%                                                             5.01%
----------------------------------------------------------------------------------------------------------------------

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 7 - VOLUME/RATE VARIANCE ANALYSIS

---------------------------------------------------------------------------------------------------------------------
                                               Change from 1995 to 1996                 Change from 1994 to 1995
      (IN THOUSANDS)                       Volume        Rate         Total          Volume        Rate         Total
---------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in:
      Interest income:
         Total loans                       $3,212        $2,420       $5,632         $7,071       $9,812       $16,883
----------------------------------------------------------------------------------------------------------------------
      Taxable investments                   2,515           (83)       2,432           (314)       1,785         1,471
----------------------------------------------------------------------------------------------------------------------
      Tax-exempt investments                  (58)            2          (56)          (461)        (139)         (600)
----------------------------------------------------------------------------------------------------------------------
      Interest-bearing deposits
         in banks                             --            --           --            (105)        (105)         (210)
----------------------------------------------------------------------------------------------------------------------
      Federal funds sold                    1,137           (78)       1,059            519          100           619
----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST INCOME              6,806         2,261        9,067          6,710       11,453        18,163
----------------------------------------------------------------------------------------------------------------------
   Interest expense:
      Transaction accounts                    274          (113)         161           (483)         356          (127)
----------------------------------------------------------------------------------------------------------------------
      Savings accounts                       (211)         (222)        (433)        (1,124)         252          (872)
----------------------------------------------------------------------------------------------------------------------
      Time deposits                         4,139           301        4,440          4,927        5,360        10,287
----------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                  (890)         (794)      (1,684)           433        1,963         2,396
----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE             3,312          (828)       2,484          3,753        7,931        11,684
----------------------------------------------------------------------------------------------------------------------
         Net variance                      $3,494        $3,089       $6,583         $2,957       $3,522        $6,479
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME: Total other income, exclusive of security losses, increased by 6.8% to $14.5 million in 1996 and increased by 9.7% to $13.5 million in 1995 compared to $12.3 million for 1994. Income from fiduciary activities increased by 15.4% to $3.3 million in 1996 and increased by 21.3% to $2.9 million in 1995 compared to $2.4 million in 1994. This increase in both years was due to fees related to the growth in assets under management from new Trust Department customers. The Other subcategory increased in 1995 due to rental income from operating leases originated by Scope Leasing, Inc., acquired by the Corporation in May, 1994.

Losses on sale of securities were $1.3 million in 1996 compared to $.6 million in 1995 and $3.3 million in 1994. The proceeds from the sale of securities were generally invested in higher yielding, longer maturity securities to take advantage of an upward sloping yield curve. During 1994, all off-balance sheet derivative investments either matured or were sold. At year end 1996, 1995, and 1994, the Corporation had no off-balance sheet derivative investments.

OTHER EXPENSE: Total other expense increased by 3.8% to $43.2 million in 1996 and increased by 10% to $41.6 million in 1995 compared to $37.9 million in 1994.

Salaries and employee benefits increased by 6.9% in 1996 and by 8.8% in 1995 compared to the prior years. The increase in both years was due to normal merit increases and staff increases to accommodate new banking offices, extended hours in selected banking offices, and annuity/mutual fund sales in order to provide the Corporation's customers with alternative investment products. Full-time equivalent employees at year-end were 711 in 1996, 688 in 1995 and 660 in 1994.

Insurance expense decreased in 1996 and 1995 as the FDIC's bank deposit insurance premium rate was sharply reduced. The FDIC bank deposit insurance premium paid by the Corporation's bank subsidiaries decreased sharply in both 1996 and 1995 but the Corporation's thrift subsidiary continued to pay the same

FDIC thrift deposit rate in 1996 and 1995 and additionally incurred a one-time recapitalization expense in 1996. As a result, management expects the deposit insurance premium expense for the Corporation to decrease further in 1997.

Fees and service charges increased by $.8 million during 1996 to $3.0 million. This increase was primarily due to one-time expenses in connection with the pending merger with First-Knox.

The subcategory Other expense decreased by $1.1 million in 1996 and increased by $2.0 million in 1995. The decrease in expense in 1996 was primarily due to a decrease in depreciation expense from operating leases while the increase in 1995 was primarily due to an increase in depreciation expense from operating leases compared to the prior year. The operating leases pertain to leases originated by Scope Leasing, Inc. which was acquired in May, 1994. See Footnote 2 to the financial statements.

INCOME TAXES: Federal income tax expense as a percentage of income before taxes was 33% in 1996 and 1995 and 31% in 1994. The lower tax percentage rate in 1994 was primarily due to a larger amount of tax-exempt interest income in 1994. The Corporation's federal tax rate was 35% for all three years.

CREDIT EXPERIENCE
PROVISION FOR LOAN LOSSES: The provision for loan losses is the amount added to the allowance for loan losses to absorb possible future loan charge-offs. The amount of the loan loss provision is determined by management after reviewing the risk characteristics of the loan portfolio, historical loan loss experience and anticipated future economic conditions.

The following table summarizes the loan loss provision, charge-offs and recoveries for the last five years:

TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE

     DECEMBER 31, (DOLLARS IN THOUSANDS)                  1996           1995          1994         1993        1992
----------------------------------------------------------------------------------------------------------------------

   AVERAGE LOANS (NET OF UNEARNED INTEREST)             $1,040,237     $1,004,016    $922,172     $829,323    $759,688
----------------------------------------------------------------------------------------------------------------------
   ALLOWANCE FOR POSSIBLE LOAN LOSSES:
     Beginning balance                                  $   25,073     $     21,562   $  20,178    $  18,402   $17,037
----------------------------------------------------------------------------------------------------------------------
     Charge-offs:
       Commercial                                              712            247         949          926       1,145
----------------------------------------------------------------------------------------------------------------------
       Real estate                                             185            471          48          336         881
----------------------------------------------------------------------------------------------------------------------
       Consumer                                              2,548          1,640       1,330        1,376       1,387
----------------------------------------------------------------------------------------------------------------------
       Lease financing                                         414             55         103           92         122
----------------------------------------------------------------------------------------------------------------------
         TOTAL CHARGE-OFFS                                   3,859          2,413       2,430        2,730       3,535
----------------------------------------------------------------------------------------------------------------------
     RECOVERIES:
       Commercial                                              397            144         971        1,050         486
----------------------------------------------------------------------------------------------------------------------
       Real estate                                             365            171         164          112          73
----------------------------------------------------------------------------------------------------------------------
       Consumer                                              1,243            860         766          473         552
----------------------------------------------------------------------------------------------------------------------
       Lease financing                                          63             85          73           61          85
----------------------------------------------------------------------------------------------------------------------
         TOTAL RECOVERIES                                    2,068          1,260       1,974        1,696       1,196
----------------------------------------------------------------------------------------------------------------------
           NET CHARGE-OFFS                                   1,791          1,153         456        1,034       2,339
----------------------------------------------------------------------------------------------------------------------
       Provision charged to earnings                         4,520          4,664       1,840        2,810       3,704
----------------------------------------------------------------------------------------------------------------------
     ENDING BALANCE                                   $     27,802   $     25,073   $  21,562    $  20,178   $  18,402
----------------------------------------------------------------------------------------------------------------------
   RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS                 0.17%          0.11%       0.05%        0.12%       0.31%
----------------------------------------------------------------------------------------------------------------------
   RATIO OF ALLOWANCE FOR POSSIBLE LOAN
     LOSSES TO END OF YEAR LOANS, NET OF
     UNEARNED INTEREST                                       2.50%          2.45%       2.20%        2.31%       2.32%
----------------------------------------------------------------------------------------------------------------------

The following table summarizes the allocation of allowance for possible loan losses:

TABLE 9 - ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

                        1996                 1995                        1994                     1993
------------------------------------------------------------------------------------------------------------------

                             Percent of              Percent of              Percent of               Percent of
  (Dollars in                Loans Per               Loans Per               Loans Per                Loans Per
  thousands)     Allowance   Category    Allowance   Category   Allowance    Category     Allowance   Category
------------------------------------------------------------------------------------------------------------------

Commercial      $  5,171       11.62%    $  4,729      11.54%    $  3,942       10.66%    $  4,134      12.56%
------------------------------------------------------------------------------------------------------------------

Real estate       11,386       64.93%      11,701      65.97%      10,448       65.95%      10,332      64.54%
------------------------------------------------------------------------------------------------------------------

Consumer          10,197       21.57%       7,855      20.44%       6,561       21.31%       5,437      21.53%
------------------------------------------------------------------------------------------------------------------
Leases             1,048        1.88%         788       2.05%         611        2.08%         275       1.37%
------------------------------------------------------------------------------------------------------------------
  Total          $27,802      100.00%     $25,073     100.00%     $21,562      100.00%     $20,178     100.00%
------------------------------------------------------------------------------------------------------------------


                         1992
                 ---------------------

                            Percent of
  (Dollars in               Loans Per
  thousands)     Allowance  Category
--------------------------------------

Commercial       $  4,420     15.87%
--------------------------------------

Real estate         9,077     61.04%
--------------------------------------

Consumer            4,622     21.49%
--------------------------------------
Leases                283      1.60%
--------------------------------------
  Total           $18,402    100.00%
----------------------------------------


As of December 31, 1996, the Corporation had no significant concentrations of loans to borrowers engaged in the same or similar industries nor did the Corporation have any loans to foreign governments.

NON-PERFORMING ASSETS: Non-performing loans include: 1) loans whose interest is accounted for on a non-accrual basis; 2) loans whose terms have been renegotiated; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue. Other real estate owned results from taking title to property used as collateral for a defaulted loan.

The following is a summary of the non-accrual, past due and renegotiated loans and other real estate owned for the last five years:

TABLE 10 - NON-PERFORMING ASSETS

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (DOLLARS IN THOUSANDS)                 1996          1995           1994           1993        1992
----------------------------------------------------------------------------------------------------------------------

   Non-accrual loans                                    $1,984         $2,228        $1,872        $2,244       $2,554
----------------------------------------------------------------------------------------------------------------------
   Renegotiated loans                                    1,872          1,403           480           351        1,017
----------------------------------------------------------------------------------------------------------------------
   Loans past due 90 days or more                        1,059            778           633           821          691
----------------------------------------------------------------------------------------------------------------------
     TOTAL NON-PERFORMING LOANS                          4,915          4,409         2,985         3,416        4,262
----------------------------------------------------------------------------------------------------------------------
   Other real estate owned                                 237             91           262         1,386        3,664
----------------------------------------------------------------------------------------------------------------------
     TOTAL NON-PERFORMING ASSETS                        $5,152         $4,500        $3,247        $4,802       $7,926
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NON-PERFORMING LOANS TO
     LOANS, NET OF UNEARNED INTEREST                     0.44%          0.43%         0.30%         0.39%        0.54%
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NON-PERFORMING ASSETS TO
     LOANS, NET OF UNEARNED INTEREST                     0.46%          0.44%         0.33%         0.55%        1.00%
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NON-PERFORMING ASSETS TO
     TOTAL ASSETS                                        0.32%          0.30%         0.24%         0.37%        0.64%
----------------------------------------------------------------------------------------------------------------------

Tax-equivalent interest income from loans of $98.8 million for 1996 would have increased by $54,000 if all loans had been current in accordance with their original terms. Interest income for the year ended December 31, 1996 in the approximate amount of $243,000 is included in interest income for those loans in accordance with their original terms.

The Corporation had $9.2 million of loans included on the Corporation's watch list of potential problem loans at December 31, 1996 compared to $9.7 million at year-end 1995 and $13 million at year-end 1994. The existing conditions of these loans do not warrant classification as non-accrual. Management undertakes additional surveillance regarding a borrower's ability to comply with payment terms for watch list loans.

CAPITAL RESOURCES

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT: The Corporation's objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Liquidity is enhanced by assets maturing or repricing within one year. Assets maturing or repricing within one year were $931.8 million or 61.7% of interest-earning assets at year-end 1996. Liquidity is also enhanced by a significant amount of stable core deposits from a variety of customers in several Ohio markets served by the Corporation.

An asset/liability committee monitors and forecasts rate-sensitive assets and liabilities and develops strategies and pricing policies to influence the acquisition of certain assets and liabilities. The purpose of these efforts is to guard the Corporation from adverse impacts of unforeseen swings in interest rates and to enhance the net income of the Corporation by accepting a limited amount of interest rate risk, based on interest rate projections.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 1996:

TABLE 11 - INTEREST RATE SENSITIVITY

                                                  0-3        3-12         1-3          3-5       Over 5
     (DOLLARS IN THOUSANDS)                     Months      Months       Years        Years       Years        TOTAL
     -----------------------------------------------------------------------------------------------------------------
   INTEREST RATE SENSITIVE ASSETS:
     Investment securities                   $   57,619    $  25,983    $179,333   $  88,250   $  45,782    $  396,967
     -----------------------------------------------------------------------------------------------------------------
     Loans                                      405,335      442,826     162,217      53,996      48,229     1,112,603
     -----------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-EARNING ASSETS            462,954      468,809     341,550     142,246      94,011     1,509,570
     -----------------------------------------------------------------------------------------------------------------
   INTEREST-BEARING LIABILITIES:
     Interest-bearing checking (1)               38,078          --      114,234         --          --        152,312
     -----------------------------------------------------------------------------------------------------------------
     Savings accounts (1)                       125,705          --      125,705         --          --        251,410
     -----------------------------------------------------------------------------------------------------------------
     Money market checking                      105,453          --          --          --          --        105,453
     -----------------------------------------------------------------------------------------------------------------
     Time deposits                              231,516      230,493     150,290      38,272       1,107       651,678
     -----------------------------------------------------------------------------------------------------------------
     Other                                        1,606          --          --          --          --          1,606
     -----------------------------------------------------------------------------------------------------------------
       Total deposits                           502,358      230,493     390,229      38,272       1,107     1,162,459
     -----------------------------------------------------------------------------------------------------------------
     Short-term borrowings                      109,230          --          --          --          --        109,230
     -----------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST-BEARING
         LIABILITIES                            611,588      230,493     390,229      38,272       1,107     1,271,689
     -----------------------------------------------------------------------------------------------------------------
   INTEREST RATE SENSITIVITY GAP              (148,634)      238,316    (48,679)     103,974      92,904       237,881
     -----------------------------------------------------------------------------------------------------------------
   CUMULATIVE RATE SENSITIVITY GAP            (148,634)       89,682      41,003     144,977     237,881           --
     -----------------------------------------------------------------------------------------------------------------
   CUMULATIVE GAP AS A PERCENTAGE
     OF TOTAL INTEREST-EARNING ASSETS        - 9.85%        5.94%        2.72%        9.60%       15.76%           --
     -----------------------------------------------------------------------------------------------------------------


(1) Management considers interest-bearing checking accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 25% of interest-bearing checking accounts and 50% of savings accounts are considered to reprice within one year.

For the first three months, there was a cumulative excess of rate-sensitive liabilities over rate-sensitive assets while in the next period (three to twelve months), the reverse was true. For the year, rate-sensitive assets are greater than rate-sensitive liabilities, by 5.94% of interest-earning assets, which indicates that the Corporation's interest rate risk position is somewhat balanced. A positive one-year cumulative gap would suggest that the Corporation's net interest margin would increase, if interest rates were to rise.

The usefulness of the interest sensitivity gap analysis as a forecasting tool in projecting net interest income is limited. The gap analysis does not consider the magnitude by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of transaction and savings accounts that may not prove to be correct. Management supplements the interest sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin. The interest rate sensitivity gap analysis does provide a good overall picture of the Corporation's static interest rate risk position.

The Corporation's current policy is that the one-year cumulative gap should not exceed fifteen percent of earning assets for three consecutive quarters. Trying to manage this gap within an acceptable percentage range of earning assets is a continual challenge in a changing interest rate environment and one of the objectives of the Corporation's Asset/Liability Committee.

CAPITAL: The Corporation's primary means of maintaining capital adequacy is through net retained earnings. At December 31, 1996, the Corporation's equity capital was $149.0 million, an increase of 9.2% over the equity capital at December 31, 1995. Exclusive of the unrealized gain or loss on available-for-sale securities, equity capital increased 11.6% in 1996 compared to 1995.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The capital standard of risk-based capital to risk-based assets is 8.00% at December 31, 1996. At year-end 1996, the Corporation had a risk-based capital ratio of 14.04% or capital above the minimum required by $63.5 million. The capital standard of tier 1 capital to risk-based assets is 4% at December 31, 1996. Tier 1 capital includes stockholders' equity net of goodwill and any other intangible assets. At year-end 1996, the Corporation had a tier 1 capital to risk-based assets ratio of 12.78% or capital above the minimum required by $92.2 million. Bank regulators have also established a leverage capital ratio of 4%, consisting of tier 1 capital to total assets, not risk adjusted. At year-end 1996, the Corporation had a leverage capital ratio of 8.82% or capital above the minimum required by $73.4 million. Regulatory guidelines also establish capital ratio requirements for "well capitalized" bank holding companies. The capital ratios are 10% for risk-based capital, 6% for tier 1 capital to risk-based assets and 5% for tier 1 capital to total assets. The Corporation exceeds these higher capital standards and, therefore, is classified as "well capitalized."

The financial institution subsidiaries of the Corporation each met the well capitalized capital ratio guidelines at December 31, 1996. The table below indicates the capital ratios for each subsidiary and the Corporation at December 31, 1996:


TABLE 12 - CAPITAL RATIOS

                                                                                  TIER 1                   Total
     DECEMBER 31, 1996                                    LEVERAGE              RISK-BASED              RISK-BASED
     -------------------------------------------------------------------------------------------------------------
   Park National Bank                                       6.68%                   9.59%                  10.86%
   ---------------------------------------------------------------------------------------------------------------
   Richland Trust Company                                   7.22%                  10.25%                  11.52%
   ---------------------------------------------------------------------------------------------------------------
   Mutual Federal Savings Bank                              7.44%                  12.50%                  13.76%
   ---------------------------------------------------------------------------------------------------------------
   Park National Corporation                                8.82%                  12.78%                  14.04%
   ---------------------------------------------------------------------------------------------------------------
   Minimum Capital Ratio                                    4.00%                   4.00%                   8.00%
   ---------------------------------------------------------------------------------------------------------------
   Well Capitalized Ratio                                   5.00%                   6.00%                  10.00%
   ---------------------------------------------------------------------------------------------------------------

          [ BAR-GRAPH OF RISK-BASED CAPITAL RATIOS December 31, 1996]


                    AVERAGE STOCKHOLDERS' EQUITY (millions)


                                1996           $139.6
                                1995           $125.0
                                1994           $110.7
                                1993           $100.1
                                1992            $88.6








EFFECTS OF INFLATION: Balance sheets of financial institutions typically contain assets and liabilities that are monetary in nature and, therefore, differ greatly from most commercial and industrial companies which have significant investments in premises, equipment and inventory. During periods of inflation, financial institutions that are in a net positive monetary position will experience a decline in purchasing power, which does have an impact on growth. Another significant weight on internal equity growth is other expenses, which tend to rise during periods of inflation.

Management believes the most significant impact on financial results is the Corporation's ability to align its asset/liability management program to react to changes in interest rates.

The following table summarizes five-year financial information:

TABLE 13 - CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31,                                      1996             1995         1994         1993         1992
     (DOLLARS IN THOUSANDS,
     EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
   RESULTS OF OPERATIONS:
     Interest income                                $   122,291    $   113,200  $     94,817 $     90,384 $     95,811
----------------------------------------------------------------------------------------------------------------------
     Interest expense                                    49,332         46,848        35,164       33,823       41,627
----------------------------------------------------------------------------------------------------------------------
     Net interest income                                 72,959         66,352        59,653       56,561       54,184
----------------------------------------------------------------------------------------------------------------------
     Noninterest income                                  13,142         12,922         9,036       10,910        9,636
----------------------------------------------------------------------------------------------------------------------
     Noninterest expense                                 43,239         41,643        37,867       39,132       36,697
----------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                            4,520          4,664         1,840        2,810        3,704
----------------------------------------------------------------------------------------------------------------------
     Income before extraordinary item and
       cumulative effect of a change in
       accounting principle                              25,664         22,120        20,017       17,545       16,148
----------------------------------------------------------------------------------------------------------------------
     Net income                                          25,664         22,120        20,017       19,045       16,520
----------------------------------------------------------------------------------------------------------------------
   PER SHARE:
     Income before extraordinary item and
       cumulative effect of a change in
       accounting principle                               $3.60          $3.09         $2.80        $2.48        $2.28
----------------------------------------------------------------------------------------------------------------------
     Net income                                            3.60           3.09          2.80         2.69         2.33
----------------------------------------------------------------------------------------------------------------------
     Cash dividends declared                               1.45           1.25          0.98         1.05         0.88
----------------------------------------------------------------------------------------------------------------------
   AVERAGE BALANCES:
     Loans, net                                      $1,013,719    $   980,828   $   901,029  $   809,245  $   741,954
----------------------------------------------------------------------------------------------------------------------
     Investment securities                              325,021        288,810       298,999      330,736      340,578
----------------------------------------------------------------------------------------------------------------------
     Money market instruments and other                  34,400         13,257         6,236       11,500       34,206
----------------------------------------------------------------------------------------------------------------------
       TOTAL EARNING ASSETS                           1,373,140      1,282,895     1,206,264    1,151,481    1,116,738
----------------------------------------------------------------------------------------------------------------------
     Noninterest-bearing deposits                       160,173        149,383       141,786      129,621      115,751
----------------------------------------------------------------------------------------------------------------------
     Interest-bearing deposits                        1,052,978        973,676       930,902      903,886      896,789
----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                 1,213,151      1,123,059     1,072,688    1,033,507    1,012,540
----------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                              114,187        132,839       121,678      102,304       85,139
----------------------------------------------------------------------------------------------------------------------
     Long-term debt                                         --             --            --           --         5,160
----------------------------------------------------------------------------------------------------------------------
     Stockholders' equity                               139,638        125,042       110,741      100,081       88,629
----------------------------------------------------------------------------------------------------------------------
     Total assets                                     1,485,557      1,396,222     1,316,620    1,246,903    1,202,449
----------------------------------------------------------------------------------------------------------------------
   RATIOS:
     Return on average assets                             1.73%          1.58%         1.52%        1.53%        1.37%
----------------------------------------------------------------------------------------------------------------------
     Return on average equity                            18.38%         17.69%        18.08%       19.03%       18.64%
----------------------------------------------------------------------------------------------------------------------
     Net interest margin (1)                              5.35%          5.22%         5.01%        5.00%        4.98%
----------------------------------------------------------------------------------------------------------------------
     Noninterest expense to
       net revenue (1)                                   49.91%         52.17%        54.51%       57.10%       56.21%
----------------------------------------------------------------------------------------------------------------------
     Dividend payout ratio                               40.34%         40.46%        35.08%       39.03%       37.55%
----------------------------------------------------------------------------------------------------------------------
     Average stockholders' equity to
       average total assets                               9.40%          8.96%         8.41%        8.03%        7.37%
----------------------------------------------------------------------------------------------------------------------
     Leveraged capital                                    8.82%          8.91%         8.80%        8.08%        7.25%
----------------------------------------------------------------------------------------------------------------------
     Tier 1 capital                                      12.78%         13.35%        13.19%       13.24%       12.17%
----------------------------------------------------------------------------------------------------------------------
     Risk-based capital                                  14.04%         14.61%        14.45%       14.51%       13.44%
----------------------------------------------------------------------------------------------------------------------


32
     (1) Computed on a fully taxable equivalent basis

The following table is a summary of selected quarterly results of operations for the years ended December 31, 1996 and 1995. Certain quarterly amounts have been reclassified to conform to the year-end financial statement presentation.

TABLE 14 - QUARTERLY FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------

     (IN THOUSANDS, EXCEPT SHARE DATA)                   MARCH 31           JUNE 30         SEPT. 30           DEC. 31
----------------------------------------------------------------------------------------------------------------------
   1996:
     Interest income                                       $29,903          $29,916           $30,660          $31,812
----------------------------------------------------------------------------------------------------------------------
     Interest expense                                       12,319           12,087            12,289           12,637
----------------------------------------------------------------------------------------------------------------------
     Net interest income                                    17,584           17,829            18,371           19,175
----------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                               1,005            1,005             1,005            1,505
----------------------------------------------------------------------------------------------------------------------
     Loss on the sale of securities                           (294)            (401)             (157)            (458)
----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                              8,982           10,060            10,901            8,399
----------------------------------------------------------------------------------------------------------------------
     Net income                                              6,095            6,804             7,343            5,422
----------------------------------------------------------------------------------------------------------------------
     Per share data:
       Net income                                             0.85             0.96              1.03             0.76
----------------------------------------------------------------------------------------------------------------------
     Weighted-average
       common stock equivalent                           7,136,037        7,141,679         7,138,155        7,131,685
----------------------------------------------------------------------------------------------------------------------
   1995:
     Interest income                                       $26,158          $27,816           $29,224          $30,002
----------------------------------------------------------------------------------------------------------------------
     Interest expense                                       10,547           11,479            12,306           12,516
----------------------------------------------------------------------------------------------------------------------
     Net interest income                                    15,611           16,337            16,918           17,486
----------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                 910            1,000             1,540            1,214
----------------------------------------------------------------------------------------------------------------------
     Loss on the sale of securities                           (614)             --                --               --
----------------------------------------------------------------------------------------------------------------------
     Income before income taxes                              7,393            8,539             8,987            8,048
----------------------------------------------------------------------------------------------------------------------
     Net income                                              5,016            5,713             6,006            5,385
----------------------------------------------------------------------------------------------------------------------
     Per share data:
       Net income                                             0.70             0.79              0.84             0.76
----------------------------------------------------------------------------------------------------------------------
     Weighted-average
       common stock equivalent                           7,189,650        7,178,028         7,151,101        7,144,940
----------------------------------------------------------------------------------------------------------------------

The Corporation's common stock (symbol:PRK) is traded on the American Stock Exchange (AMEX). At December 31, 1996, the Corporation had 1,375 stockholders of record. The following table sets forth the high, low and closing sale prices of, and dividends declared on, the common stock for each quarterly period for the years ended December 31, 1996 and 1995, as reported by AMEX.


TABLE 15 - MARKET AND DIVIDEND INFORMATION

   -----------------------------------------------------------------------------------------------------------------
                                                                                                          CASH
                                                                                                        DIVIDEND
                                                                                          LAST          DECLARED
                                                 HIGH                 LOW                 PRICE         PER SHARE
   -----------------------------------------------------------------------------------------------------------------


   1996:
     First Quarter                             $50 1/4               $47 3/8                $48 3/8            $0.35
   -----------------------------------------------------------------------------------------------------------------
     Second Quarter                             49 1/2                46 3/8                 49 1/2             0.35
   -----------------------------------------------------------------------------------------------------------------
     Third Quarter                              49 5/8                47 7/8                 48 1/4             0.35
   -----------------------------------------------------------------------------------------------------------------
     Fourth Quarter                             53                    48                     53                 0.40
   -----------------------------------------------------------------------------------------------------------------
   1995:
     First Quarter                             $54 1/4               $43 3/8                $43 3/4            $0.30
   -----------------------------------------------------------------------------------------------------------------
     Second Quarter                             48 3/4                43 7/8                 48 5/8             0.30
   -----------------------------------------------------------------------------------------------------------------
     Third Quarter                              49 1/4                44 7/8                 45 5/8             0.30
   -----------------------------------------------------------------------------------------------------------------
     Fourth Quarter                             48                    45                     47 3/4             0.35
   -----------------------------------------------------------------------------------------------------------------




       [GRAPH OF TEN-YEAR RETURN (December 31, 1986 - December 31, 1996)]


Assumes initial investment of $1,000 with reinvestment of dividends in the comon stock of Park

STOCKHOLDERS' INFORMATION

STOCK LISTING:

      AMEX Symbol - PRK
      CUSIP #700658107



GENERAL STOCKHOLDER INQUIRIES:

      Park National Corporation
      David C. Bowers, Secretary
      50 North Third Street
      Post Office Box 3500
      Newark, Ohio 43058-3500
      614/349-3708



DIVIDEND REINVESTMENT PLAN:

      The Corporation offers a plan whereby participating stockholders can purchase additional shares of Park National Corporation common stock through automatic reinvestment of their regular quarterly cash dividends. All commissions and fees connected with the purchase and safekeeping of the shares are paid by the Corporation. Details of the Plan and an enrollment card can be obtained by contacting the Secretary as indicated above.



STOCK TRANSFER AGENT AND REGISTRAR:

      Registrar and Transfer Company
      10 Commerce Drive
      Cranford, New Jersey 07016
      800/368-5948



FORM 10-K:

      Copies of Park National Corporation's Form 10-K for 1996 may be obtained, without cost, by contacting the Secretary as indicated above.



INTERNET ADDRESS:

      http://www.parknationalbank.com



E-MAIL:

      main@parknationalbank.com

CONSOLIDATED BALANCE SHEET

PARK NATIONAL CORPORATION AND SUBSIDIARIES for the years ended December 31, 1996 and 1995 (Dollars in thousands)


ASSETS

                                                                                          1996                 1995
-------------------------------------------------------------------------------------------------------------------------
   Cash and due from banks                                                              $   61,454          $   92,752
-------------------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES:
     Securities available-for-sale, at fair value
       (amortized cost of $381,117 and $308,298 at
       December 31, 1996 and 1995)                                                         386,187             317,414
-------------------------------------------------------------------------------------------------------------------------
     Securities held-to-maturity, at amortized
       cost (fair value approximates $11,217 and
       $11,917 at December 31, 1996 and 1995)                                               10,780              11,316
-------------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTMENT SECURITIES                                                       396,967             328,730
-------------------------------------------------------------------------------------------------------------------------
   Loans                                                                                 1,123,615           1,036,274
-------------------------------------------------------------------------------------------------------------------------
     Unearned loan interest                                                                (11,012)            (11,547)
-------------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                                                                     1,112,603           1,024,727
-------------------------------------------------------------------------------------------------------------------------
     Allowance for possible loan losses                                                    (27,802)            (25,073)
-------------------------------------------------------------------------------------------------------------------------
         LOANS, NET                                                                      1,084,801             999,654
-------------------------------------------------------------------------------------------------------------------------
   OTHER ASSETS:
     Premises and equipment, net                                                            16,812              17,161
-------------------------------------------------------------------------------------------------------------------------
     Accrued interest receivable                                                             8,543               9,114
-------------------------------------------------------------------------------------------------------------------------
     Other                                                                                  46,190              28,797
-------------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                 71,545              55,072
-------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                 $1,614,767          $1,476,208
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

PARK NATIONAL CORPORATION AND SUBSIDIARIES for the years ended December 31, 1996 and 1995 (Dollars in thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                          1996                 1995
------------------------------------------------------------------------------------------------------------------------
   DEPOSITS:
     Noninterest-bearing                                                                $  174,158          $  190,014
------------------------------------------------------------------------------------------------------------------------
     Interest-bearing                                                                    1,162,459           1,016,526
------------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                                                    1,336,617           1,206,540
------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                   109,230             113,992
------------------------------------------------------------------------------------------------------------------------
   OTHER LIABILITIES:
     Accrued interest payable                                                                3,860               3,749
------------------------------------------------------------------------------------------------------------------------
     Other                                                                                  16,074              15,503
------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER LIABILITIES                                                              19,934              19,252
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                               1,465,781           1,339,784
------------------------------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY:
     Common stock, no par value (authorized shares of 20,000,000 and 10,000,000 at December 31, 1996 and 1995, respectively;
       7,222,610 shares issued in 1996 and 1995)                                            26,857              26,819
------------------------------------------------------------------------------------------------------------------------
     Unrealized holding gain on
       available-for-sale securities, net                                                    3,296               5,926
------------------------------------------------------------------------------------------------------------------------
     Retained earnings                                                                     121,818             106,508
------------------------------------------------------------------------------------------------------------------------
     Less: Treasury stock (89,426 shares in 1996 and
       87,388 shares in 1995)                                                               (2,985)             (2,829)
------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                        148,986             136,424
------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,614,767          $1,476,208
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF INCOME

for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands, except share data)



                                                                            1996              1995               1994
------------------------------------------------------------------------------------------------------------------------
   INTEREST INCOME:
     Interest and fees on loans                                            $ 98,511          $ 92,872          $75,946
------------------------------------------------------------------------------------------------------------------------
     Interest and dividends on:
       Obligations of U.S. Government, its agencies
         and other securities                                                21,337            18,905           17,434
------------------------------------------------------------------------------------------------------------------------
       Obligations of states and political subdivisions                         603               642            1,065
------------------------------------------------------------------------------------------------------------------------
     Other interest income                                                    1,840               781              372
------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST INCOME                                                122,291           113,200           94,817
------------------------------------------------------------------------------------------------------------------------
   INTEREST EXPENSE:
     Interest on deposits:
       Demand and savings deposits                                           12,537            12,809           13,808
------------------------------------------------------------------------------------------------------------------------
       Time deposits                                                         31,696            27,256           16,969
------------------------------------------------------------------------------------------------------------------------
     Interest on short-term borrowings                                        5,099             6,783            4,387
------------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EXPENSE                                                49,332            46,848           35,164
------------------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME                                                 72,959            66,352           59,653
------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  4,520             4,664            1,840
------------------------------------------------------------------------------------------------------------------------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 68,439            61,688           57,813
------------------------------------------------------------------------------------------------------------------------
   OTHER INCOME:
     Income from fiduciary activities                                         3,325             2,881            2,375
------------------------------------------------------------------------------------------------------------------------
     Service charges on deposit accounts                                      4,611             4,188            4,449
------------------------------------------------------------------------------------------------------------------------
     Loss on sales of securities                                             (1,310)             (614)          (3,306)
------------------------------------------------------------------------------------------------------------------------
     Other service income                                                     2,293             2,220            2,129
------------------------------------------------------------------------------------------------------------------------
     Other                                                                    4,223             4,247            3,389
------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER INCOME                                                  $ 13,142          $ 12,922          $ 9,036
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands, except share data)



                                                                            1996              1995               1994
------------------------------------------------------------------------------------------------------------------------
   OTHER EXPENSE:
     Salaries and employee benefits                                         $21,808           $20,395          $18,745
------------------------------------------------------------------------------------------------------------------------
     Data processing fees                                                     3,370             3,072            2,636
------------------------------------------------------------------------------------------------------------------------
     Fees and service charges                                                 3,010             2,242            2,229
------------------------------------------------------------------------------------------------------------------------
     Net occupancy expense of bank premises                                   2,195             2,012            1,986
------------------------------------------------------------------------------------------------------------------------
     Amortization of intangibles                                                380               363              571
------------------------------------------------------------------------------------------------------------------------
     Furniture and equipment expense                                          2,236             2,056            1,838
------------------------------------------------------------------------------------------------------------------------
     Insurance                                                                1,671             1,882            2,713
------------------------------------------------------------------------------------------------------------------------
     Marketing                                                                1,518             1,409            1,275
------------------------------------------------------------------------------------------------------------------------
     Postage and telephone                                                    1,901             1,846            1,643
------------------------------------------------------------------------------------------------------------------------
     State taxes                                                              1,326             1,468            1,379
------------------------------------------------------------------------------------------------------------------------
     Other                                                                    3,824             4,898            2,852
------------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSE                                                   43,239            41,643           37,867
------------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE FEDERAL INCOME TAXES                                  38,342            32,967           28,982
------------------------------------------------------------------------------------------------------------------------
   Federal income taxes                                                      12,678            10,847            8,965
------------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                         $25,664           $22,120          $20,017
------------------------------------------------------------------------------------------------------------------------
   NET INCOME PER SHARE:
     NET INCOME PER SHARE                                                     $3.60             $3.09            $2.80
------------------------------------------------------------------------------------------------------------------------
   Weighted-average common shares outstanding                             7,136,889         7,165,930        7,154,796
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

for the years ended December 31, 1996, 1995 and 1994 (Dollars in thousands, except share data)






                                                             UNREALIZED
                                                               HOLDING
                                                           GAIN/(LOSS) ON
                                           COMMON STOCK      AVAILABLE-                  TREASURY STOCK
                                        ------------------    FOR-SALE                 -----------------
                                        SHARES               SECURITIES,  RETAINED
                                        ISSUED      AMOUNT       NET      EARNINGS     SHARES     AMOUNT        TOTAL
------------------------------------------------------------------------------------------------------------------------
   BALANCE, JANUARY 1, 1994             7,118,048    $25,420    $3,422      $80,343    32,960       $(255)    $108,930
------------------------------------------------------------------------------------------------------------------------
     Acquisition of
       Scope Leasing                      104,562      1,370       --           --        --          --         1,370
------------------------------------------------------------------------------------------------------------------------
     Net income                               --         --        --        20,017       --          --        20,017
------------------------------------------------------------------------------------------------------------------------
     Cash dividends:
       Corporation at
       $0.98 per share                        --         --        --        (7,022)      --          --        (7,022)
------------------------------------------------------------------------------------------------------------------------
     Unrealized net holding
       loss on available-for-sale
       securities                             --         --     (9,136)         --        --          --        (9,136)
------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1994           7,222,610     26,790    (5,714)      93,338    32,960        (255)     114,159
------------------------------------------------------------------------------------------------------------------------
     Treasury stock purchased                 --         --        --           --     58,726      (2,749)      (2,749)
------------------------------------------------------------------------------------------------------------------------
     Treasury stock reissued
       primarily for stock
       options exercised                      --          29       --           --     (4,298)        175          204
------------------------------------------------------------------------------------------------------------------------
     Net income                               --         --        --        22,120       --          --        22,120
------------------------------------------------------------------------------------------------------------------------
     Cash dividends:
       Corporation at
       $1.25 per share                        --         --        --        (8,950)      --          --        (8,950)
------------------------------------------------------------------------------------------------------------------------
     Unrealized net holding
       gain on available-for-sale
       securities                             --         --     11,640          --        --          --        11,640
------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1995           7,222,610     26,819     5,926      106,508    87,388      (2,829)     136,424
------------------------------------------------------------------------------------------------------------------------
     Treasury stock purchased                 --         --        --           --     13,000        (640)        (640)
------------------------------------------------------------------------------------------------------------------------
     Treasury stock reissued
       primarily for stock
       options exercised                      --          38       --           --    (10,962)        484          522
------------------------------------------------------------------------------------------------------------------------
     Net income                               --         --        --        25,664       --          --        25,664
------------------------------------------------------------------------------------------------------------------------
     Cash dividends:
       Corporation at
       $1.45 per share                        --         --        --       (10,354)      --          --       (10,354)
------------------------------------------------------------------------------------------------------------------------
     Unrealized net holding
       loss on available-for-sale
       securities                             --         --     (2,630)         --        --          --        (2,630)
------------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31, 1996           7,222,610    $26,857    $3,296     $121,818    89,426     $(2,985)    $148,986
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASHFLOWS

for the years ended December 31, 1996, 1995 and 1994  (Dollars in thousands)

                                                                             1996              1995             1994
-------------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES:
     Net income                                                          $   25,664        $   22,120       $   20,017
-------------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Provision for loan losses                                              4,520             4,664            1,840
-------------------------------------------------------------------------------------------------------------------------
       Amortization of loan costs and fees, net                                (476)             (124)             164
-------------------------------------------------------------------------------------------------------------------------
       Provision for depreciation and amortization                            2,027             1,925            1,700
-------------------------------------------------------------------------------------------------------------------------
       Amortization of the excess of cost over net assets
         of banks purchased                                                     380               363              571
-------------------------------------------------------------------------------------------------------------------------
       Accretion of investment security discounts, net                       (1,323)           (1,083)             541
-------------------------------------------------------------------------------------------------------------------------
       Deferred income taxes                                                   (170)             (775)             371
-------------------------------------------------------------------------------------------------------------------------
       Realized investment security losses                                    1,310               614            3,306
-------------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities:
         Increase in other assets                                            (5,183)             (149)          (1,328)
-------------------------------------------------------------------------------------------------------------------------
         Increase in other liabilities                                          326             4,417            2,942
-------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         27,075            31,972           30,124
-------------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES:
     Proceeds from sales of securities:
       Available-for-sale                                                    71,355            31,363          131,314
-------------------------------------------------------------------------------------------------------------------------
     Proceeds from maturities of securities:
       Held-to-maturity                                                       2,110             2,923           11,960
-------------------------------------------------------------------------------------------------------------------------
       Available-for-sale                                                    67,594            40,264          107,527
-------------------------------------------------------------------------------------------------------------------------
     Purchase of securities:
       Held-to-maturity                                                      (1,575)             (914)         (15,043)
-------------------------------------------------------------------------------------------------------------------------
       Available-for-sale                                                  (211,754)         (106,172)        (201,938)
-------------------------------------------------------------------------------------------------------------------------
     Net decrease in interest-bearing deposits in banks                         --                --             4,862
-------------------------------------------------------------------------------------------------------------------------
     Net increase in loans                                                  (58,436)          (44,616)        (100,985)
-------------------------------------------------------------------------------------------------------------------------
     Purchase of loans                                                      (30,755)              --               --
-------------------------------------------------------------------------------------------------------------------------
     Cash paid for branches                                                 (10,857)              --               --
-------------------------------------------------------------------------------------------------------------------------
     Purchases of premises and equipment, net                                (1,254)           (1,989)          (2,526)
-------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                           (173,572)          (79,141)         (64,829)
-------------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES:
     Purchase of deposits                                                    97,928               --               --
-------------------------------------------------------------------------------------------------------------------------
     Net increase in deposits                                                32,149           128,234           19,878
-------------------------------------------------------------------------------------------------------------------------
     Net (decrease) increase in short-term borrowings                        (4,762)          (41,274)          37,008
-------------------------------------------------------------------------------------------------------------------------
     Purchase of treasury stock, net                                           (118)           (2,545)             --
-------------------------------------------------------------------------------------------------------------------------
     Cash dividends paid                                                     (9,998)           (8,610)          (8,054)
-------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                        115,199            75,805           48,832
-------------------------------------------------------------------------------------------------------------------------
           (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                 (31,298)           28,636           14,127
-------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of year                            92,752            64,116           49,989
-------------------------------------------------------------------------------------------------------------------------
           CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   61,454        $   92,752       $   64,116
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Park National Corporation (the Corporation) and all of its subsidiaries. Material intercompany accounts and transactions have been eliminated.


ORGANIZATION

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. Through its banking subsidiaries, Park National Bank (PNB) and Richland Trust Company (Richland) and its savings association subsidiary, Mutual Federal Savings Bank (Mutual), the Corporation is engaged in a general commercial banking and trust business, primarily in Central Ohio. PNB, Richland, and Mutual provide the following principal services: the acceptance of deposits for demand, savings, and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing; trust services; cash management; safe deposit operations; electronic funds transfers; and a variety of additional banking-related services.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


INVESTMENT SECURITIES

Investment securities are classified upon acquisition into one of three categories: Held-to-maturity, available-for-sale, or trading (see Note 4).

Held-to-maturity securities are those securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Corporation's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes. At December 31, 1996 and 1995, the Corporation did not hold any trading securities.

Gains and losses realized on the sale of investment securities have been accounted for on the completed transaction method in the year of sale on an "identified certificate" basis.


PREMISES AND EQUIPMENT

Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the lives of the respective leases or the estimated useful lives of the improvements, whichever are the shorter periods. Upon the sale or other disposal of the assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred while renewals and improvements are capitalized.

OTHER REAL ESTATE OWNED

Other real estate owned is recorded at the lower of cost or fair market value (which is not in excess of estimated net realizable value) and consists of property acquired through foreclosure, loans in judgment and subject to redemption, and real estate held for sale. Subsequent to acquisition, allowances for losses are established if carrying values exceed fair value less estimated costs to sell. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell), whereas costs relating to holding the properties are charged to expense.


FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

INVESTMENT SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

LOANS RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

OFF-BALANCE SHEET INSTRUMENTS: Fair values for the Corporation's loan commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing.

DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.


INCOME RECOGNITION

Income earned by the Corporation and its subsidiaries is recognized principally on the accrual basis of accounting. Loan origination fees are amortized over the life of the loans using the interest method on a loan by loan basis, and origination costs are deferred and amortized if material. Certain fees, principally service, are recognized as income when billed or collected.

The Corporation's subsidiaries suspend the accrual of interest when, in management's opinion, the collection of all or a portion of interest has become doubtful. Generally, when a loan is placed on non-accrual, the Corporation's subsidiaries charge all previously accrued and unpaid interest against income. In future periods, interest will be included in income to the extent received only if complete principal recovery is reasonably assured.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operating expense is based upon each subsidiary's past loan loss experience and an evaluation of potential losses in the current loan portfolios. In management's opinion, the provision is sufficient to maintain the allowance for possible loan losses at a level that adequately provides for potential losses.


LEASE FINANCING

Leases of equipment, automobiles, and aircraft to customers generally are direct leases in which the Corporation's subsidiaries have acquired the equipment, automobiles, or aircraft with no outside financing.

Such leases are accounted for as direct financing leases for financial reporting purposes. Under the direct financing method, a receivable is recorded for the total amount of the lease payments to be received.

Unearned lease income, representing the excess of the sum of the aggregate rentals of the equipment, automobiles or aircraft over its cost is included in income over the term of the lease under the interest method.


EXCESS OF COST OVER NET ASSETS OF BANKS PURCHASED

The excess of cost over net assets of the banks purchased is being amortized, principally on the straight-line method, over periods ranging from seven to fifteen years.


CONSOLIDATED STATEMENT OF CASH FLOWS

Cash and cash equivalents include cash and cash items, amounts due from banks and federal funds sold. Generally federal funds are purchased and sold for one day periods.

Net cash provided by operating activities reflects cash payments as follows:

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                1994
----------------------------------------------------------------------------------------------------------------------
   Interest paid on deposits and other borrowings                   $49,220              $45,443             $35,111
----------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                $13,800             $  8,700            $  8,415
----------------------------------------------------------------------------------------------------------------------

INCOME TAXES

The Corporation accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


EARNINGS PER SHARE

Per common share amounts have been calculated based upon the weighted average number of common shares outstanding in each period, as adjusted for the two-for-one stock split distributed in August 1994. The dilutive effects of unexercised stock options are not significant.

ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was released in June 1996 and is effective for transactions occurring after December 31, 1996. Early adoption of the Statement is not permitted. Under the provisions of SFAS No. 125, each party to a transaction recognizes only assets it controls and liabilities it has incurred, derecognizes assets only when control has been surrendered and derecognizes liabilities only when they have been extinguished. Transactions are to be separated into components and separate assets and liabilities may need to be recorded for the different components. The Corporation does not expect the adoption of this pronouncement to have a material impact on the financial statements.



2. ACQUISITIONS

On May 2, 1994, the Corporation acquired all of the outstanding stock of Scope Leasing, Inc. (Scope) in exchange for 104,562 common shares of the Corporation. Scope, a Columbus, Ohio based company specializing in aircraft leasing, operates as a wholly-owned subsidiary of Park National Bank under the Scope name. At the time of acquisition, Scope had approximately $16 million in assets. The transaction was accounted for as a pooling-of-interests, but due to the immateriality of such acquisition, prior year financial statements were not restated.

On December 6, 1996, Richland Trust Company acquired five branch offices in Richland County from Peoples National Bank. In addition to the fixed assets, the purchase included $98 million of deposits and $31 million of loans. The banking business of the five branches was consolidated into Richland Trust Company's operations. The excess of the cost over net assets purchased was $10 million and is being amortized using the straight-line method over seven years.

On October 28, 1996, the Corporation entered into an Agreement and Plan of Merger (the "Merger Agreement") with First-Knox Banc Corp. (First-Knox), a bank holding company headquartered in Mount Vernon, Ohio, providing for a merger of First-Knox into the Corporation. Under the terms of the Merger Agreement, the stockholders of First-Knox are expected to receive .5914 shares of the Corporation's common stock per share of First-Knox common stock in a tax free exchange. The Corporation expects to issue an aggregate of 2,345,000 shares of common stock to complete the merger which will be accounted for as a pooling-of-interests. Completion of the merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the approval of stockholders of First-Knox and the Corporation, and other conditions to closing customary of a transaction of this type. The merger is expected to be completed during the second quarter of 1997.



3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation's banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve balance was approximately $13,745,000 and $17,187,000 at December 31, 1996 and 1995,
respectively. No other compensating balance arrangements were in existence at year end.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31 are as follows:


                                                                                GROSS          GROSS
                                                                             UNREALIZED     UNREALIZED
      (IN THOUSANDS)                                         AMORTIZED         HOLDING        HOLDING        ESTIMATED
                                                               COST             GAINS         LOSSES        FAIR VALUE
-------------------------------------------------------------------------------------------------------------------------
   1996:
     SECURITIES AVAILABLE-FOR-SALE:
       Obligations of U.S. Treasury and other
         U.S. Government agencies                            $ 160,803         $ 3,481        $    9         $ 164,275
-------------------------------------------------------------------------------------------------------------------------
       U.S. Government agencies'
         asset-backed securities                               210,981           1,754           271           212,464
-------------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                             1,863               9            30             1,842
-------------------------------------------------------------------------------------------------------------------------
       Other equity securities                                   7,470             136           --              7,606
-------------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES AVAILABLE-FOR-SALE                  $381,117         $ 5,380          $310          $386,187
-------------------------------------------------------------------------------------------------------------------------
     SECURITIES HELD-TO-MATURITY:
       Obligations of states and
         political subdivisions                              $   9,784         $   453        $    8         $  10,229
-------------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                               668               3            11               660
-------------------------------------------------------------------------------------------------------------------------
       Other securities                                            328             --            --                328
-------------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES HELD-TO-MATURITY                   $  10,780         $   456         $  19         $  11,217
-------------------------------------------------------------------------------------------------------------------------
   1995:
     SECURITIES AVAILABLE-FOR-SALE:
       Obligations of U.S. Treasury and other
         U.S. Government agencies                            $ 150,234         $ 6,849         $  27         $ 157,056
-------------------------------------------------------------------------------------------------------------------------
       U.S. Government agencies'
         asset-backed securities                               148,492           2,293           105           150,680
-------------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                             2,857               9           --              2,866
-------------------------------------------------------------------------------------------------------------------------
       Other equity securities                                   6,715              97           --              6,812
-------------------------------------------------------------------------------------------------------------------------
         Total Securities Available-for-Sale                 $ 308,298         $ 9,248         $ 132         $ 317,414
-------------------------------------------------------------------------------------------------------------------------
     SECURITIES HELD-TO-MATURITY:
       Obligations of states and
         political subdivisions                              $   9,566         $   622         $  10         $  10,178
-------------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                             1,043               5            16             1,032
-------------------------------------------------------------------------------------------------------------------------
       Other securities                                            707             --            --                707
-------------------------------------------------------------------------------------------------------------------------
         Total Securities Held-to-Maturity                  $   11,316         $   627         $  26         $  11,917
-------------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of investments in debt securities at December 31, 1996 are shown below (in thousands) by contractual maturity except for asset-backed securities which are shown based on expected maturities:


                                                                                                WEIGHTED
                                                              AMORTIZED        ESTIMATED         AVERAGE       AVERAGE
                                                                COST          FAIR VALUE        MATURITY        YIELD
------------------------------------------------------------------------------------------------------------------------
   SECURITIES AVAILABLE-FOR-SALE:
     U.S. Treasury and agencies' notes:
       Within one year                                        $  44,915        $  44,906        .1 years       5.36%
------------------------------------------------------------------------------------------------------------------------
       One through five years                                    95,888           99,061       2.3 years       7.50%
------------------------------------------------------------------------------------------------------------------------
       Five through ten years                                    20,000           20,308       8.4 years       7.37%
------------------------------------------------------------------------------------------------------------------------
         Total                                                 $160,803         $164,275       2.4 years       6.89%
------------------------------------------------------------------------------------------------------------------------
     U.S. Government agencies'
       asset-backed securities:
       Within one year                                        $  39,176        $  39,110        .7 years       5.80%
------------------------------------------------------------------------------------------------------------------------
       One through five years                                   168,893          170,376       3.5 years       6.82%
------------------------------------------------------------------------------------------------------------------------
       Five through ten years                                     2,912            2,978       5.2 years       7.13%
------------------------------------------------------------------------------------------------------------------------
         Total                                                 $210,981         $212,464       3.0 years       6.63%
------------------------------------------------------------------------------------------------------------------------
     Other asset-backed securities:
       One through five years                                 $   1,863        $   1,842       4.1 years       7.07%
------------------------------------------------------------------------------------------------------------------------
   SECURITIES HELD-TO-MATURITY:
     Obligations of state and political subdivisions:
       Within one year                                        $   2,313        $   2,330        .5 years       5.18%
------------------------------------------------------------------------------------------------------------------------
       One through five years                                     6,037            6,465       3.2 years       6.31%
------------------------------------------------------------------------------------------------------------------------
       Five through ten years                                     1,434            1,434       8.5 years       5.05%
------------------------------------------------------------------------------------------------------------------------
         Total                                                $   9,784        $  10,229       3.3 years       5.86%
------------------------------------------------------------------------------------------------------------------------
     Other asset-backed securities:
       One through five years                                 $     668        $     660       2.1 years       6.04%
------------------------------------------------------------------------------------------------------------------------
     Other securities:
       Within one year                                        $      10        $      10        .2 years       5.50%
------------------------------------------------------------------------------------------------------------------------
       One through five years                                       318              318       4.4 years       6.54%
------------------------------------------------------------------------------------------------------------------------
         Total                                                $     328        $     328       4.3 years       6.51%
------------------------------------------------------------------------------------------------------------------------


Investment securities having a book value of $282,468,000 and $248,147,000 at December 31, 1996 and 1995, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements and to secure repurchase agreements sold.

Gross losses of approximately $1,310,000 and $614,000 were recognized during 1996 and 1995 on sales of available-for-sale securities, respectively. There were no gross gains from the sale of securities in 1996 or 1995. Gross gains and losses of approximately $4,000 and $3,310,000, respectively, were recognized during 1994 on sales of available-for-sale securities. Tax benefits related to securities losses were $459,000 in 1996, $215,000 in 1995 and $1,157,000 in
1994.

The Corporation transferred $14,476,000 of securities classified as held-to-maturity to available-for-sale at December 31, 1995. An unrealized gain of $571,000 was recorded as an adjustment to stockholders' equity at the date of the transfer. The transfer was made pursuant to the Financial Accounting Standards Board's November, 1995 Special Report on SFAS No. 115 which permitted one time transfers of securities. The Corporation transferred all the U.S. Government agency asset-backed securities that were classified as held-to-maturity to available-for-sale. All U.S. Government agency securities are classified as available-for-sale at December 31, 1996 and 1995.



5. LOANS

The composition of the loan portfolio is as follows:

     DECEMBER 31, (IN THOUSANDS)                                              1996                            1995
-----------------------------------------------------------------------------------------------------------------------
   Commercial, financial and agricultural                                 $   129,269                      $   118,225
-----------------------------------------------------------------------------------------------------------------------
   Real estate - construction                                                  52,443                           40,871
-----------------------------------------------------------------------------------------------------------------------
   Real estate - residential                                                  466,957                          444,005
-----------------------------------------------------------------------------------------------------------------------
   Real estate - commercial                                                   203,023                          191,127
-----------------------------------------------------------------------------------------------------------------------
   Consumer, net                                                              239,961                          209,481
-----------------------------------------------------------------------------------------------------------------------
   Leases, net                                                                 20,950                           21,018
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                 $1,112,603                       $1,024,727
-----------------------------------------------------------------------------------------------------------------------


Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" (SFAS No. 114 and 118). SFAS No. 114 and 118 require that impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Under the Corporation's credit policies and practices, all non-accrual and restructured commercial, financial, agricultural, construction, and commercial real estate loans meet the definition of impaired loans under SFAS No. 114 and
118. Impaired loans as defined by SFAS No. 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as non-accrual.

Non-accrual and restructured loans are summarized as follows:

     DECEMBER 31, (IN THOUSANDS)                                              1996                            1995
-----------------------------------------------------------------------------------------------------------------------
   Impaired loans:
     Non-accrual                                                             $  813                          $  717
-----------------------------------------------------------------------------------------------------------------------
     Restructured                                                             1,872                           1,403
-----------------------------------------------------------------------------------------------------------------------
       Total impaired loans                                                   2,685                           2,120
-----------------------------------------------------------------------------------------------------------------------
   Other non-accrual loans                                                    1,171                           1,511
-----------------------------------------------------------------------------------------------------------------------
         TOTAL NON-ACCRUAL AND RESTRUCTURED LOANS                            $3,856                          $3,631
-----------------------------------------------------------------------------------------------------------------------

The allowance for credit losses related to impaired loans at December 31, 1996 and 1995 was $403,000 and $318,000, respectively. All impaired loans for both periods were subject to a related allowance for credit losses.

The average balance of impaired loans was $2,857,000 for 1996 and $2,624,000 for 1995.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. For the years ended December 31, 1996 and 1995, the Corporation recognized $337,000 and $279,000, respectively, of interest income on impaired loans, which included $324,000 and $276,000, respectively, of interest income recognized using the cash basis method of income recognition.

Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," (SFAS No. 122), which requires the recognition of rights to service loans for others as separate assets, however those servicing rights are acquired. The adoption of SFAS No. 122 did not have a material impact on the Corporation's financial statements in 1996.

Certain of the Corporation's executive officers, directors and their affiliates are loan customers of the Corporation's banking subsidiaries. As of December 31, 1996 and 1995, loans aggregating approximately $27,798,000 and $24,805,000, respectively, were outstanding to such parties.



6. ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is summarized as follows:

     (IN THOUSANDS)                                                  1996                 1995                1994
-----------------------------------------------------------------------------------------------------------------------
   Balance, January 1                                               $25,073              $21,562             $20,178
-----------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                        4,520                4,664               1,840
-----------------------------------------------------------------------------------------------------------------------
     Losses charged to the reserve                                   (3,859)              (2,413)             (2,430)
-----------------------------------------------------------------------------------------------------------------------
     Recoveries                                                       2,068                1,260               1,974
-----------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31                                             $27,802              $25,073             $21,562
-----------------------------------------------------------------------------------------------------------------------


7. INVESTMENT IN FINANCING LEASES

The following is a summary of the components of the Corporation's affiliates' net investment in direct financing leases:

     DECEMBER 31, (IN THOUSANDS)                                                1996                            1995
-------------------------------------------------------------------------------------------------------------------------
   Total minimum payments to be received                                      $25,014                          $25,049
-------------------------------------------------------------------------------------------------------------------------
   Estimated unguaranteed residual value of leased property                       --                                13
-------------------------------------------------------------------------------------------------------------------------
   Less: unearned income                                                       (4,064)                          (4,044)
-------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                    $20,950                          $21,018
-------------------------------------------------------------------------------------------------------------------------

Minimum lease payments, in thousands, to be received as of December 31, 1996 are:

     DECEMBER 31, (IN THOUSANDS)
---------------------------------------------------------------------------------
   1997                                                                 $  6,731
---------------------------------------------------------------------------------
   1998                                                                    5,381
---------------------------------------------------------------------------------
   1999                                                                    4,317
---------------------------------------------------------------------------------
   2000                                                                    2,978
---------------------------------------------------------------------------------
   2001                                                                    5,607
---------------------------------------------------------------------------------
     TOTAL                                                              $ 25,014
---------------------------------------------------------------------------------



8. PREMISES AND EQUIPMENT

The major categories of premises and equipment and accumulated depreciation are summarized as follows:

     DECEMBER 31, (IN THOUSANDS)                                                1996                            1995
------------------------------------------------------------------------------------------------------------------------
   Land                                                                     $   4,560                        $   4,543
------------------------------------------------------------------------------------------------------------------------
   Buildings                                                                   15,929                           15,639
------------------------------------------------------------------------------------------------------------------------
   Equipment, furniture and fixtures                                           14,383                           14,106
------------------------------------------------------------------------------------------------------------------------
   Leasehold improvements                                                         967                              780
------------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                     35,839                           35,068
------------------------------------------------------------------------------------------------------------------------
   Less: accumulated depreciation and amortization                            (19,027)                         (17,907)
------------------------------------------------------------------------------------------------------------------------
     PREMISES AND EQUIPMENT, NET                                            $  16,812                        $  17,161
------------------------------------------------------------------------------------------------------------------------


Depreciation and amortization expense amounted to $2,027,000, $1,925,000 and $1,700,000 for the three years ended December 31, 1996, 1995 and 1994, respectively.

The Corporation and its subsidiaries lease certain premises and equipment accounted for as operating leases. The following is a schedule at December 31, 1996 of the future minimum rental payments required for the next five years under such leases with initial terms in excess of one year:

     DECEMBER 31, (IN THOUSANDS)
----------------------------------------------------------------------------------
   1997                                                                   $  353
----------------------------------------------------------------------------------
   1998                                                                      362
----------------------------------------------------------------------------------
   1999                                                                      367
----------------------------------------------------------------------------------
   2000                                                                      273
----------------------------------------------------------------------------------
   2001                                                                      191
----------------------------------------------------------------------------------
   Thereafter                                                                548
----------------------------------------------------------------------------------
     TOTAL                                                                $2,094
----------------------------------------------------------------------------------


Rent expense amounted to $416,000, $382,000, and $296,000 for the three years ended December 31, 1996, 1995 and 1994, respectively.

9. STOCK OPTION PLAN

The Park National Corporation 1995 Incentive Stock Option Plan (the "Plan") was adopted April 17, 1995. The Plan is intended as an incentive to encourage stock ownership by the key employees of the Corporation. The maximum number of common shares with respect to which incentive stock options may be granted under the Plan is 200,000. Approximately 128,000 were available for future grants at December 31, 1996. Incentive stock options may be granted at a price not less than fair market value at the date of the grant for an option term of up to five years. No incentive stock options may be granted under the Plan after January 16, 2005.

The Corporation's stock option activity and related information is summarized as follows:

     DECEMBER 31,                                           1996                               1995
----------------------------------------------------------------------------------------------------------------
                                                                   WEIGHTED                           WEIGHTED
                                                                    AVERAGE                            AVERAGE
                                                                   EXERCISE                           EXERCISE
                                                  OPTIONS            PRICE           OPTIONS            PRICE
----------------------------------------------------------------------------------------------------------------
   Outstanding at beginning of period              40,000           $47.67              --         $      --
----------------------------------------------------------------------------------------------------------------
     Granted                                       28,581            47.97           43,550             47.68
----------------------------------------------------------------------------------------------------------------
     Exercised                                    (10,000)           47.71           (3,550)            47.75
----------------------------------------------------------------------------------------------------------------
     Forfeited/Expired                               (400)           47.28              --                --
----------------------------------------------------------------------------------------------------------------
   Outstanding at end of period                    58,181            47.82           40,000             47.67
----------------------------------------------------------------------------------------------------------------
   Exercisable at end of period                    56,331            47.75           36,450             47.75
----------------------------------------------------------------------------------------------------------------
   Weighted-average fair value
     of options granted during the year
     per option                                    $10.41              --            $10.29               --
----------------------------------------------------------------------------------------------------------------


Exercise prices for options outstanding as of December 31, 1996 ranged from $45.50 to $53.00. The weighted-average remaining contractual life of these options is approximately 3.8 years.

The Corporation has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.48% and 6.41%; a dividend yield of 2.50%, a volatility factor of the expected market price of the Corporation's common stock of .219, and a weighted-average expected option life of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Because the effect of applying SFAS No. 123's fair value method to the Corporation's stock options results in net income and earnings per share that are not materially different from amounts reported in the consolidated statements of income, pro forma information has not been provided.



10. SHORT-TERM BORROWINGS

Short-term borrowings are as follows:

     DECEMBER 31, (IN THOUSANDS)                                               1996                             1995
------------------------------------------------------------------------------------------------------------------------
   Securities sold under agreements to
     repurchase and federal funds purchased                                  $107,345                         $102,651
------------------------------------------------------------------------------------------------------------------------
   Federal home loan bank advances                                                --                            10,000
------------------------------------------------------------------------------------------------------------------------
   Other short-term borrowings                                                  1,885                            1,341
------------------------------------------------------------------------------------------------------------------------
     Total short-term borrowings                                             $109,230                         $113,992
------------------------------------------------------------------------------------------------------------------------


The outstanding balances for all short-term borrowings as of December 31, 1996, 1995 and 1994 (in thousands) and the weighted-average interest rates as of and paid during each of the years then ended are as follows:

                                                                  REPURCHASE                                 DEMAND
                                                                  AGREEMENTS             FEDERAL              NOTES
                                                                  AND FEDERAL           HOME LOAN           DUE U.S.
                                                                     FUNDS                BANK              TREASURY
     DECEMBER 31, (DOLLARS IN THOUSANDS)                           PURCHASED            ADVANCES            AND OTHER
-----------------------------------------------------------------------------------------------------------------------
   1996:
     ENDING BALANCE                                                 $107,345             $    --              $1,885
-----------------------------------------------------------------------------------------------------------------------
     HIGHEST MONTH-END BALANCE                                       131,672              10,000               2,786
-----------------------------------------------------------------------------------------------------------------------
     AVERAGE DAILY BALANCE                                           111,480               1,066               1,641
-----------------------------------------------------------------------------------------------------------------------
     WEIGHTED-AVERAGE INTEREST RATE:
       AS OF YEAR-END                                                  4.42%                 --                5.78%
-----------------------------------------------------------------------------------------------------------------------
       PAID DURING THE YEAR                                            4.41%               6.29%               5.73%
-----------------------------------------------------------------------------------------------------------------------
   1995:
     Ending balance                                                 $102,651             $10,000              $1,341
-----------------------------------------------------------------------------------------------------------------------
     Highest month-end balance                                       149,556              10,000               3,144
-----------------------------------------------------------------------------------------------------------------------
     Average daily balance                                           121,057               9,699               2,083
-----------------------------------------------------------------------------------------------------------------------
     Weighted-average interest rate:
       As of year-end                                                  4.67%               5.94%               5.23%
-----------------------------------------------------------------------------------------------------------------------
       Paid during the year                                            4.98%               6.21%               4.95%
-----------------------------------------------------------------------------------------------------------------------
   1994:
     Ending balance                                                 $141,475             $10,000              $3,791
-----------------------------------------------------------------------------------------------------------------------
     Highest month-end balance                                       141,475              20,000               3,791
-----------------------------------------------------------------------------------------------------------------------
     Average daily balance                                           112,956               6,773               1,963
-----------------------------------------------------------------------------------------------------------------------
     Weighted-average interest rate:
       As of year-end                                                  5.04%               6.31%               6.20%
-----------------------------------------------------------------------------------------------------------------------
       Paid during the year                                            3.50%               5.07%               4.45%
-----------------------------------------------------------------------------------------------------------------------

11. FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities are as follows:

     DECEMBER 31, (IN THOUSANDS)                                               1996                             1995
------------------------------------------------------------------------------------------------------------------------
   Deferred tax assets:
     Allowance for loan losses                                               $  9,731                         $  8,775
------------------------------------------------------------------------------------------------------------------------
     Deferred loan fees                                                           328                              455
------------------------------------------------------------------------------------------------------------------------
     Deferred compensation                                                        559                              494
------------------------------------------------------------------------------------------------------------------------
     Other                                                                      2,085                            1,883
------------------------------------------------------------------------------------------------------------------------
       TOTAL DEFERRED TAX ASSETS                                             $ 12,703                         $ 11,607
------------------------------------------------------------------------------------------------------------------------
   Deferred tax liabilities:
     Lease revenue reporting                                                 $  2,819                         $  2,681
------------------------------------------------------------------------------------------------------------------------
     Unrealized holding gain on securities                                      1,775                            3,191
------------------------------------------------------------------------------------------------------------------------
     Fixed assets, principally due to depreciation                                657                              696
------------------------------------------------------------------------------------------------------------------------
     Other                                                                      3,878                            3,051
------------------------------------------------------------------------------------------------------------------------
       TOTAL DEFERRED TAX LIABILITIES                                        $  9,129                         $  9,619
------------------------------------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS, NET                                            $  3,574                         $  1,988
------------------------------------------------------------------------------------------------------------------------


The components of the provision for federal income taxes are shown below:

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                1994
----------------------------------------------------------------------------------------------------------------------
   Currently payable                                                $12,848              $11,622              $8,594
----------------------------------------------------------------------------------------------------------------------
   Deferred                                                            (170)                (775)                371
----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                          $12,678              $10,847              $8,965
----------------------------------------------------------------------------------------------------------------------


The following is a reconcilement of federal income tax expense to the amount computed at the statutory rate of 35% for the years ended December 31, 1996, 1995 and 1994.

     DECEMBER 31,                                                    1996                 1995                1994
----------------------------------------------------------------------------------------------------------------------
   Statutory corporate tax rate                                       35.0%                35.0%               35.0%
----------------------------------------------------------------------------------------------------------------------
   Changes in rate resulting from:
     Tax-exempt interest income                                      - 1.0%               - 1.2%              - 1.8%
----------------------------------------------------------------------------------------------------------------------
     Other                                                           - 0.9%               - 0.9%              - 2.3%
----------------------------------------------------------------------------------------------------------------------
   EFFECTIVE TAX RATE                                                 33.1%                32.9%               30.9%
----------------------------------------------------------------------------------------------------------------------

12. BENEFIT PLANS

The Corporation has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee's years of service and compensation. The Corporation's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

Net pension cost included the following components:

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                1994
-----------------------------------------------------------------------------------------------------------------------
   Service cost - benefits earned during the year                   $   639              $   599              $  651
-----------------------------------------------------------------------------------------------------------------------
   Interest cost on projected benefit obligation                        654                  566                 530
-----------------------------------------------------------------------------------------------------------------------
   Actual return on plan assets                                      (1,748)              (1,843)               (221)
-----------------------------------------------------------------------------------------------------------------------
   Net amortization and deferral                                        950                1,201                (369)
-----------------------------------------------------------------------------------------------------------------------
     PENSION COST, NET                                              $   495              $   523              $  591
-----------------------------------------------------------------------------------------------------------------------


The funded status of the plan and the accrued pension cost were as follows:

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                 1994
-----------------------------------------------------------------------------------------------------------------------
   Actuarial present value of benefit obligations:
     Vested benefits                                                $ 6,393              $ 6,012              $5,370
-----------------------------------------------------------------------------------------------------------------------
     Nonvested benefits                                                 128                  118                 111
-----------------------------------------------------------------------------------------------------------------------
       ACCUMULATED BENEFIT OBLIGATION                                 6,521                6,130               5,481
-----------------------------------------------------------------------------------------------------------------------
   Impact of projected future salary increases                        2,625                2,603               2,221
-----------------------------------------------------------------------------------------------------------------------
       PROJECTED BENEFIT OBLIGATION                                   9,146                8,733               7,702
-----------------------------------------------------------------------------------------------------------------------
   Plan assets at fair value                                         10,670                9,549               7,265
-----------------------------------------------------------------------------------------------------------------------
       PLAN ASSETS IN EXCESS OF/(LESS THAN)
         PROJECTED BENEFIT OBLIGATION                                 1,524                  816                (437)
-----------------------------------------------------------------------------------------------------------------------
   Items not yet recognized in income:
     Unrecognized net (gain)/loss from past experience
       different from that assumed and effects of
       changes in assumptions                                        (1,756)                (643)                330
-----------------------------------------------------------------------------------------------------------------------
   Unrecognized prior service cost                                     (189)                (208)               (256)
-----------------------------------------------------------------------------------------------------------------------
   Initial transition asset which is being
     amortized over 15.8 years                                          (91)                (107)               (123)
-----------------------------------------------------------------------------------------------------------------------
       ACCRUED PENSION COST INCLUDED IN
         CONSOLIDATED BALANCE SHEET                                 $  (512)             $  (142)             $ (486)
-----------------------------------------------------------------------------------------------------------------------


The Corporation contributed approximately $125,000, $867,000, and $0 to the plan in 1996, 1995 and 1994, respectively.

The assumptions used in determining pension expense and funded status information presented above were as follows:

     DECEMBER 31,                                                    1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------
   Weighted-average discount rate                                     7.50%                7.50%               7.50%
----------------------------------------------------------------------------------------------------------------------
   Rate of future salary increases                                    5.00%                5.00%               5.00%
----------------------------------------------------------------------------------------------------------------------
   Long-term rate of return on assets                                 8.00%                8.00%               8.00%
----------------------------------------------------------------------------------------------------------------------


The Corporation has a voluntary salary deferral plan covering substantially all of its employees. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $400,000, $380,000 and $286,000 for 1996, 1995
and 1994, respectively.



13. DIVIDEND RESTRICTIONS

Bank and thrift regulators limit the amount of dividends a subsidiary bank or thrift can declare in any calendar year without obtaining prior approval. At December 31, 1996, approximately $16,371,000 of the total stockholders' equity of the bank and thrift subsidiaries is available for the payment of dividends to the Corporation, without approval by the applicable regulatory authorities.



14.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
     FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK

The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk are as follows:

     DECEMBER 31, (IN THOUSANDS)                                               1996                             1995
------------------------------------------------------------------------------------------------------------------------
   Loan commitments                                                          $182,573                         $151,665
------------------------------------------------------------------------------------------------------------------------
   Unused credit card limits                                                   79,657                           67,668
------------------------------------------------------------------------------------------------------------------------
   Standby letters of credit                                                    5,666                            5,741
------------------------------------------------------------------------------------------------------------------------


The Corporation was party to various interest rate swap agreements, which matured in 1994, for which it received a six month variable interest rate and paid a fixed interest rate with a notional amount of $16 million at December 31, 1993. The weighted-average of the variable interest rates was 3.38% at December 31, 1993 compared to weighted-average fixed rates of 12.50% at December 31, 1993. A portion of these swaps was matched to various tax-exempt securities with $5.4 million matched at December 31, 1993. Net interest expense resulting from these swaps was $18,000 in 1994 and is shown as a reduction in interest income on tax-exempt securities in the consolidated statement of income.

The Corporation was also party to an interest rate swap agreement for which it received a fixed rate of interest and paid a six month variable interest rate with a notional amount of $10 million at December 31, 1993. The fixed interest rate was 4.32% and the variable interest rate was 3.50% at December 31, 1993. This swap hedged a portion of the variable rate loan portfolio and was terminated in 1994. Net interest expense or income from this swap is included in interest income on loans in the consolidated statement of income. Net interest expense from this swap was $85,000 in 1994. At December 31, 1994, there were no deferred gains or losses from swap terminations.

The Corporation grants retail, commercial and commercial real estate loans to customers primarily located in Central Ohio. The Corporation evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Although the Corporation has a diversified loan portfolio, a substantial portion of the debtors' ability to honor their contracts is dependent upon the economic conditions in each loan's respective location.



15. FAIR VALUES OF FINANCIAL INSTRUMENTS
The fair value of financial instruments at December 31, 1996 and 1995 is as follows:

                                                                   1996                                1995
                                                        CARRYING            FAIR            CARRYING           FAIR
      DECEMBER 31, (IN THOUSANDS)                        AMOUNT             VALUE            AMOUNT            VALUE
------------------------------------------------------------------------------------------------------------------------
   FINANCIAL ASSETS:
     Cash and federal funds sold                       $   61,454       $   61,454         $   92,752       $   92,752
------------------------------------------------------------------------------------------------------------------------
     Investment securities                                396,967          397,404            328,730          329,331
------------------------------------------------------------------------------------------------------------------------
     Loans:
       Commercial, financial and agricultural             129,269          129,269            118,225          118,225
------------------------------------------------------------------------------------------------------------------------
       Real estate - construction                          52,443           52,443             40,871           40,871
------------------------------------------------------------------------------------------------------------------------
       Real estate - residential                          466,957          476,488            444,005          452,345
------------------------------------------------------------------------------------------------------------------------
       Real estate - commercial                           203,023          202,948            191,127          190,803
------------------------------------------------------------------------------------------------------------------------
       Consumer, net                                      239,961          241,462            209,481          211,199
------------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                                    1,091,653        1,102,610          1,003,709        1,013,443
------------------------------------------------------------------------------------------------------------------------
         Allowance for loan losses                        (27,802)             --             (25,073)             --
------------------------------------------------------------------------------------------------------------------------
           LOANS RECEIVABLE, NET                       $1,063,851       $1,102,610         $  978,636       $1,013,443
------------------------------------------------------------------------------------------------------------------------
   FINANCIAL LIABILITIES:
     Noninterest-bearing checking                      $  174,158       $  174,158         $  190,014        $ 190,014
------------------------------------------------------------------------------------------------------------------------
     Interest-bearing checking                            152,312          152,312            141,214          141,214
------------------------------------------------------------------------------------------------------------------------
     Savings accounts                                     251,410          251,410            236,950          236,950
------------------------------------------------------------------------------------------------------------------------
     Money market accounts                                105,453          105,453             83,873           83,873
------------------------------------------------------------------------------------------------------------------------
     Time deposits                                        651,678          655,155            552,866          557,308
------------------------------------------------------------------------------------------------------------------------
     Other                                                  1,606            1,606              1,623            1,623
------------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                  $1,336,617       $1,340,094         $1,206,540       $1,210,982
------------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                             $  109,230       $  109,230         $  113,992       $  113,992
------------------------------------------------------------------------------------------------------------------------
   UNRECOGNIZED FINANCIAL INSTRUMENTS:
     Loan commitments                                         --        $     (183)               --        $     (152)
------------------------------------------------------------------------------------------------------------------------
     Standby letters of credit                                --               (29)               --               (29)
------------------------------------------------------------------------------------------------------------------------

16. STOCK SPLIT

The Corporation's Board of Directors declared a two-for-one stock split at the July 18, 1994 Directors' meeting. The additional shares of 3,594,825 were distributed on August 12, 1994 to stockholders of record on July 29, 1994. All shares and per share data have been restated for the two-for-one stock split.



17. CAPITAL RATIOS

The following table reflects various measures of capital at December 31, 1996 and December 31, 1995:

                                                                   1996                                1995
----------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (DOLLARS IN THOUSANDS)                AMOUNT             RATIO            AMOUNT            RATIO
----------------------------------------------------------------------------------------------------------------------
   Total equity (1)                                      $148,986          9.23%             $136,424          9.24%
----------------------------------------------------------------------------------------------------------------------
   Tier 1 capital (2)                                     134,291         12.78%              128,900         13.35%
----------------------------------------------------------------------------------------------------------------------
   Total risk-based capital (3)                           147,612         14.04%              141,132         14.61%
----------------------------------------------------------------------------------------------------------------------
   Leverage (4)                                           134,291          8.82%              128,900          8.91%
----------------------------------------------------------------------------------------------------------------------

(1) Computed in accordance with generally accepted accounting principles, including unrealized market value adjustment of securities available-for-sale.
(2) Stockholders' equity less certain intangibles and the unrealized market value adjustment of securities available-for-sale; computed as a ratio to risk-adjusted assets as defined.
(3) Tier 1 capital plus qualifying loan loss allowance; computed as a ratio to risk-adjusted assets, as defined.
(4) Tier 1 capital computed as a ratio to average total assets less certain intangibles.



The Corporation's Tier 1, total risk-based capital and leverage ratios are well above both the required minimum levels of 4.00%, 8.00%, and 4.00%, respectively, and the well-capitalized levels of 6.00%, 10.00%, and 5.00%, respectively.

At December 31, 1996, all of the Corporation's subsidiary financial institutions met the well-capitalized levels under the capital definitions prescribed in the FDIC Improvement Act of 1991.



18. PARENT COMPANY STATEMENTS

The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below.

Investments in subsidiaries are accounted for using the equity method of accounting.

The effective tax rate for the Parent Company is substantially less than the statutory rate due principally to tax-exempt dividends from subsidiaries.

Cash represents noninterest-bearing deposits with a bank subsidiary.

Net cash provided by operating activities reflects cash payments for income taxes of $627,000, $873,000 and $23,000 in 1996, 1995 and 1994, respectively.

At December 31, 1996 and 1995, stockholders' equity reflected in the Parent Company balance sheet includes $47.7 million and $40.6 million, respectively, of undistributed earnings of the Corporation's subsidiaries which are restricted from transfer as dividends to the Corporation.


                                  BALANCE SHEET
                 for the years ended December 31, 1996 and 1995

     DECEMBER 31, (IN THOUSANDS)                                                    1996                        1995
------------------------------------------------------------------------------------------------------------------------
   ASSETS:
     Cash                                                                         $ 15,322                    $ 13,224
------------------------------------------------------------------------------------------------------------------------
     Investment in subsidiaries                                                    123,619                     116,388
------------------------------------------------------------------------------------------------------------------------
     Excess of cost over net assets of banks purchased, net                          1,339                       1,598
------------------------------------------------------------------------------------------------------------------------
     Dividends receivable from subsidiaries                                          8,700                       7,500
------------------------------------------------------------------------------------------------------------------------
     Other assets                                                                    3,939                         587
------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                           $152,919                    $139,297
------------------------------------------------------------------------------------------------------------------------
   Liabilities:
     Other liabilities                                                            $  3,933                    $  2,873
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                           3,933                       2,873
------------------------------------------------------------------------------------------------------------------------
     Stockholders' equity:
         TOTAL STOCKHOLDERS' EQUITY                                                148,986                     136,424
------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $152,919                    $139,297
------------------------------------------------------------------------------------------------------------------------


                               STATEMENT OF INCOME
              for the years ended December 31, 1996, 1995 and 1994

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------
   Income:
     DIVIDENDS FROM SUBSIDIARIES                                    $24,600              $21,500             $ 8,680
----------------------------------------------------------------------------------------------------------------------
   Expense:
     Amortization of intangibles                                        259                  259                 259
----------------------------------------------------------------------------------------------------------------------
     Other, net                                                       1,014                  687                 363
----------------------------------------------------------------------------------------------------------------------
       TOTAL EXPENSES                                                 1,273                  946                 622
----------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE FEDERAL TAXES AND EQUITY IN
         UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                      23,327               20,554               8,058
----------------------------------------------------------------------------------------------------------------------
   Federal income tax benefit                                           475                  525                 403
----------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARIES                                    23,802               21,079               8,461
----------------------------------------------------------------------------------------------------------------------
   Equity in undistributed earnings
     of subsidiaries                                                  1,862                1,041              11,556
----------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                   $25,664              $22,120             $20,017
----------------------------------------------------------------------------------------------------------------------

                             STATEMENT OF CASH FLOWS
              for the years ended December 31, 1996, 1995 and 1994

     DECEMBER 31, (IN THOUSANDS)                                     1996                 1995                 1994
----------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES:
     Net income                                                    $ 25,664             $ 22,120            $ 20,017
----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization                                                     259                  259                 259
----------------------------------------------------------------------------------------------------------------------
       Undistributed earnings of subsidiaries                        (1,862)              (1,041)            (11,556)
----------------------------------------------------------------------------------------------------------------------
       Increase in dividends receivable
         from subsidiaries                                           (1,200)                (990)             (1,710)
----------------------------------------------------------------------------------------------------------------------
       (Increase) decrease in other assets                           (3,298)                 105                (272)
----------------------------------------------------------------------------------------------------------------------
       Increase (decrease) in other liabilities                         705                  411                (631)
----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   20,268               20,864               6,107
----------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES:
     Capital contribution to subsidiary                              (8,000)                 --                  --
----------------------------------------------------------------------------------------------------------------------
     Purchase of investment securities                                  (54)                 (30)                --
----------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                       (8,054)                 (30)                --
----------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES:
     Cash dividends paid                                             (9,998)              (8,610)             (8,054)
----------------------------------------------------------------------------------------------------------------------
     Purchase of treasury stock, net                                   (118)              (2,545)                --
----------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN FINANCING ACTIVITIES                      (10,116)             (11,155)             (8,054)
----------------------------------------------------------------------------------------------------------------------
         NET INCREASE (DECREASE) IN CASH                              2,098                9,679              (1,947)
----------------------------------------------------------------------------------------------------------------------
   Cash at beginning of year                                         13,224                3,545               5,492
----------------------------------------------------------------------------------------------------------------------
         CASH AT END OF YEAR                                       $ 15,322             $ 13,224            $  3,545
----------------------------------------------------------------------------------------------------------------------

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Park National Corporation


We have audited the accompanying consolidated balance sheets of Park National Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park National Corporation and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ ERNST & YOUNG L.L.P.


Columbus, Ohio
January 21, 1997

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996
                     ---------------------------------------


                                INDEX TO EXHIBITS
                                -----------------


Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
     2(a)           Purchase and Assumption Agreement, dated            Pages 87 through 113
                    August 28, 1996, between Richland Trust
                    Company and Peoples National Bank

     2(b)           Agreement and Plan of Merger, dated as of           Incorporated herein by reference to
                    October 28, 1996, between Park National             Registrant's Registration Statement on
                    Corporation ("Registrant") and First-Knox Banc      Form S-4, filed January 24, 1997
                    Corp.                                               (Registration No. 333-20417)
                                                                        ("Registrant's Form S-4") [Exhibit 2(a)]

     2(c)           Amendment to Agreement and Plan of Merger,          Incorporated herein by reference to
                    dated as of January 10, 1997, between               Registrant's Form S-4 [Exhibit 2(b)]
                    Registrant and First-Knox Banc Corp.

     3(a)           Articles of Incorporation of Park National          Incorporated herein by reference to
                    Corporation as filed with the Ohio Secretary        Registrant's Form 8-B, filed May 20,
                    of State on March 24, 1992                          1992 (File No. 0-18772) ("Registrant's
                                                                        Form 8-B") [Exhibit 3(a)]

     3(b)           Certificate of Amendment to the Articles of         Incorporated herein by reference to
                    Incorporation of Park National Corporation as       Registrant's Annual Report on Form 10-K
                    filed with the Ohio Secretary of State on           for the fiscal year ended
                    May 6, 1993                                         December 31, 1993 (File No. 0-18772)
                                                                        [Exhibit 3(b)]

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
     3(c)           Certificate of Amendment to the Articles of         Incorporated herein by reference to
                    Incorporation of Park National Corporation as       Registrant's Quarterly Report on Form
                    filed with the Ohio Secretary of State on           10-Q for the fiscal quarter ended
                    April 16, 1996                                      March 31, 1996 (File No. 1-13006)
                                                                        ("Registrant's March 1996 Form 10-Q")
                                                                        [Exhibit 3(a)]

     3(d)           Articles of Incorporation of Park National          Incorporated herein by reference to
                    Corporation, as amended (current)                   Registrant's March 1996 Form 10-Q
                                                                        [Exhibit 3(b)

     3(e)           Regulations of Registrant                           Incorporated herein by reference to
                                                                        Registrant's Form 8-B [Exhibit 3(b)]

    10(a)           Certified Copy of Resolutions Adopted by Board      Incorporated herein by reference to
                    of Directors of Park National Corporation on        Registrant's Annual Report on Form 10-K
                    July 17, 1995 Affecting Park National               for the fiscal year ended December 31,
                    Corporation Defined Benefit Pension Plan and        1995 (File No. 1-13006) ("Registrant's
                    Trust                                               1995 Form 10-K") [Exhibit 10(a)]

    10(b)           Park National Corporation Defined Benefit           Incorporated herein by reference to
                    Pension Plan                                        Registrant's 1995 Form 10-K [Exhibit
                                                                        10(b)]

    10(c)           Park National Corporation Employees Voluntary       Incorporated herein by reference to
                    Salary Deferral Plan and Trust                      Registrant's Annual Report on Form 10-K
                                                                        for the fiscal year ended December
                                                                        31, 1993 (File No. 0-18772) [Exhibit
                                                                        10(d)]

    10(d)           Summary of Incentive Bonus Plan of Park             Incorporated herein by reference to
                    National Corporation                                Registrant's Form S-4 [Exhibit 10(d)]

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
    10(e)           Split-Dollar Agreement, dated May 17, 1993,         Incorporated herein by reference to:
                    between William T. McConnell and The Park           (a) Registrant's Annual Report on
                    National Bank; and Schedule A to Exhibit 10(f)      Form 10-K for the fiscal year ended
                    identifying other identical Split-Dollar            December 31, 1993 (File No. 0-18772)
                    Agreements between The Park National Bank and       [Exhibit 10(f)]; and (b) Registrant's
                    executive officers of Registrant                    Annual Report on Form 10-K for the
                                                                        fiscal year ended December 31, 1994
                                                                        (File No. 1-13006) [Exhibit 10(g)]

    10(f)           Split-Dollar Agreement, dated September 29,         Incorporated herein by reference to: (a)
                    1993, between Dominic C. Fanello and The            Registrant's Annual Report on Form 10-K
                    Richland Trust Company; and Schedule A to           for the fiscal year ended December 31,
                    Exhibit 10(f) identifying other identical           1993 (File No. 0-18772) [Exhibit 10(g)];
                    Split-Dollar Agreements between directors of        and (b) Registrant's Form S-4 [Exhibit
                    Registrant and The Park National Bank, The          10(f)]
                    Richland Trust Company or Mutual Federal
                    Savings Bank, as identified in such Schedule A

    10(g)           Park National Corporation 1995 Incentive Stock      Incorporated herein by reference to
                    Option Plan                                         Registrant's Registration Statement on
                                                                        Form S-8 filed May 9, 1995 (Registration
                                                                        No. 33-92060) [Exhibit 4(d)]

    10(h)           Form of Stock Option Agreement executed in          Incorporated herein by reference to
                    connection with the grant of options under the      Registrant's 1995 Form 10-K [Exhibit
                    Park National Corporation 1995 Incentive Stock      10(i)]
                    Option Plan

    10(i)           Description of Park National Corporation            Incorporated herein by reference to
                    Supplemental Executive Retirement Plan              Registrant's Form S-4 [Exhibit 10(i)]

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
    10(j)           Employment Security Agreement, dated as of          Incorporated by reference to
                    July 12, 1996, between The First-Knox National      Registrant's Form S-4 [Exhibit 10(j)]
                    Bank of Mount Vernon, Ohio and Carlos E.
                    Watkins (identical agreements were entered
                    into with Gordon E. Yance and Ian Watson) [To
                    be assumed by Registrant pursuant to Agreement
                    and Plan of Merger and Amendment to Agreement
                    and Plan of Merger with First-Knox Banc Corp.
                    identified as Exhibits 2(a) and 2(b)]

       13           Annual Report to Stockholders of Registrant         Incorporated herein by reference to the
                    for the fiscal year ended December 31, 1996         financial statements portion of this
                    (Not deemed filed except for portions thereof       Annual Report on Form 10-K beginning at
                    which are specifically incorporated by              page 20
                    reference into this Annual Report on Form 10-K)

       21           Subsidiaries of Registrant                          Incorporated herein by reference to
                                                                        Registrant's Form S-4 [Exhibit 21]

       23           Consent of Ernst & Young LLP                        Pages 114 and 115

       24           Powers of Attorney                                  Pages 116 through 129

       27           Financial Data Schedule                             Pages 130 and 131