Form 10-Q
period 1997-03-31
PARK NATIONAL CORP /OH/
filed 1997-05-14
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ____________________ to ____________________

  Commission File Number                  1-13006
                         ---------------------------------------

                           Park National Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                      31-1179518
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   50 North Third Street, Newark, Ohio 43055
-------------------------------------------------------------------------------
               (Address of principal executive offices) Zip Code

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

Yes __X__    No _____

7,097,434 common shares, no par value per share, outstanding at May 2, 1997.

                                  Page 1 of 18
                             Exhibit Index Page 16

                           PARK NATIONAL CORPORATION

                                    CONTENTS

                                                                               Page
                                                                               ----
PART I.   FINANCIAL INFORMATION                                                 3-8

Item 1. Financial Statements                                                    3-8

        Consolidated Balance Sheet as of March 31, 1997 and
        and December 31, 1996 (unaudited)                                         3

        Consolidated Condensed Statement of Income for the
        Three Months Ended March 31, 1997 and 1996 (unaudited)                  4,5

        Consolidated Statement of Cash Flows for the Three Months
        ended March 31, 1997 and 1996 (unaudited)                               6,7

        Notes to Consolidated Financial Statements                              8,9

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 10-14

PART II. OTHER INFORMATION                                                    15-16

        Item 1. Legal Proceedings                                                15

        Item 2. Changes in Securities                                            15

        Item 3. Defaults Upon Senior Securities                                  15

        Item 4. Submission of Matters to a Vote of Security Holders           15-16

        Item 5. Other Information                                                16

        Item 6. Exhibits and Reports on Form 8-K                                 16

  SIGNATURES                                                                     17

  EXHIBIT 27                                                                     18

PARK NATIONAL CORPORATION
Consolidated Balance Sheet  (Unaudited)
(Dollars in thousands, except per share data)

                                             March 31 ,   December 31,
                                                1997          1996
                                            -----------   -----------
Assets:
   Cash and due from banks                  $    59,878   $    61,454
   Money market investments                      30,700             0
   Securities available-for-sale, at fair
      value (amortized cost of $365,876
      and $381,117 at March 31, 1997
      and December 31, 1996)                    365,710       386,187
   Securities held-to-maturity, at amortized
      cost (fair value approximates $11,078
      and $11,217 at March 31, 1997
      and December 31, 1996)                     10,723        10,780

   Loans (net of unearned interest)           1,130,058     1,112,603
   Allowance for possible loan losses            28,948        27,802
      Net loans                               1,101,110     1,084,801

   Bank premises and equipment, net              16,780        16,812
   Other assets                                  58,972        54,733
                                            -----------   -----------
         Total assets                       $ 1,643,873   $ 1,614,767

Liabilities and Stockholders' Equity
   Deposits:
      Noninterest-bearing                   $   173,058   $   174,158
      Interest-bearing                        1,173,222     1,162,459
         Total deposits                       1,346,280     1,336,617
   Short-term borrowings                        130,796       109,230
   Other liabilities                             18,426        19,934
         Total liabilities                    1,495,502     1,465,781

   Stockholders' Equity:
      Common stock (No par value; 20,000,000
         shares authorized; 7,222,610 shares
         issued in 1997 and 1996)                26,857        26,857
      Unrealized holding (loss)/gain on
         available-for-sale securities, net        (108)        3,296
      Retained earnings                         126,261       121,818
      Treasury stock (120,776 shares in 1997
         and 89,426 shares in 1996)              (4,639)       (2,985)
         Total stockholders' equity             148,371       148,986
                                            -----------   -----------
            Total liabilities and
               stockholders' equity         $ 1,643,873   $ 1,614,767


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)

                                              Three Months Ended
                                                    March 31,
                                            1997                1996
                                         ---------           ---------
Interest Income:

   Interest & fees on loans              $ 25,950            $ 24,116

   Interest on:
      Obligations of U.S. Govt.,
         its agencies & other
         securities                         6,227               5,220
      Obligations of states &
         political subdivisions               150                 143

   Other interest income                      264                 424

      Total interest income                32,591              29,903

Interest expense:

   Interest on deposits:
      Demand & savings deposits             3,278               3,069
      Time deposits                         8,814               7,838

   Non-deposit interest                     1,226               1,412

      Total interest expense               13,318              12,319

         Net interest income               19,273              17,584

Provision for loan losses                   1,035               1,005

         Net interest income
            after provision                18,238              16,579

PARK NATIONAL CORPORATION

(Dollars in thousands, except per share data)

                                             Three Months Ended
                                                  March 31,
                                           1997                1996
                                         --------            --------
Other income                             $  4,075            $  3,681

Loss on sale of securities                      0                (294)

Other expense:

   Salaries & employee benefits             5,718               5,471
   Occupancy                                  595                 595
   Furniture & equipment                      563                 560
   Other expenses                           4,686               4,358
      Total other expense                  11,562              10,984

         Income before federal
            income taxes                   10,751               8,982

Federal income taxes                        3,455               2,887

         Net income                      $  7,296            $  6,095
                                         ========            ========

Per Share:

   Net income                            $   1.02            $   0.85

   Weighted average common
      shares outstanding                7,121,676           7,136,037

   Cash dividends declared               $   0.40            $   0.35


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

                                                 Three Months Ended
                                                      March 31,
                                                 1997          1996
                                               --------      --------
Operating activities:

   Net income                                  $  7,296      $  6,095
   Adjustments to reconcile net income to
         net cash provided by operating
         activities:
      Depreciation, amortization & accretion       (313)           63
      Provision for loan losses                   1,035         1,005
      Amortization of the excess of cost over
            net assets of banks purchased           428            65
      Realized investment security losses             0           294
      Changes in assets & liabilities:
         Increase in other assets                (2,836)       (1,594)
         Increase in other liabilities            1,345         1,022

      Net cash provided from operating
         activities                               6,955         6,950

Investing activities:

   Proceeds from sales of:
      Available-for-sale securities              24,923        15,061
   Proceeds from maturities of:
      Available-for-sale securities              65,571        32,645
      Held-to-maturity securities                    59           474
   Purchases of:
      Available-for-sale securities             (74,757)      (45,976)
   Net (increase)/decrease in loans             (17,043)        4,858
   Purchases of premises & equipment, net          (453)         (372)

      Net cash (used by)/provided from
         investing activities                    (1,700)        6,690

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)

                                                Three Months Ended
                                                    March  31,
                                                1997          1996
                                              ---------     ---------
Financing activities:

   Net increase in deposits                   $   9,663     $   8,493
   Net increase in
         short-term borrowings                   21,566         5,263
   (Purchase)/reissue of treasury stock          (1,654)          153
   Cash dividends paid                           (5,706)       (5,000)

      Net cash provided from
            financing activities                 23,869         8,909

      Increase in cash and
            cash equivalents                     29,124        22,549

Cash & cash equivalents at beginning of year     61,454        92,752

      Cash & cash equivalents
            at end of period                  $  90,578     $ 115,301
                                              =========     =========


Supplemental disclosures of cash flow information:

   Cash paid for:
     Interest                                 $  13,554     $  12,675

     Income taxes                                     0         1,200


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the Three Month Periods Ended March 31, 1997 and 1996.

  Note 1 - Basis of Presentation

  The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1997.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheet, condensed statement of income and statement of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report for the year ended December 31, 1996. Certain amounts in prior periods have been reclassified to conform to the financial statement presentation used for current periods.

  Note 2 - Acquisition

  On May 5, 1997, Park merged with First-Knox Banc Corp. ("First-Knox"), a $569 million bank holding company headquartered in Mount Vernon, Ohio, in a transaction accounted for as a pooling-of-interests. Park will issue approximately 2.3 million shares of common stock to the stockholders of First-Knox based upon an exchange ratio of .5914 shares of Park common stock for each outstanding share of First-Knox common stock. The historical operating results of Park and First-Knox will be shown on a combined basis in future financial statements.

  Separate results of operations for Park and First-Knox follow:

                                          Three Months
                                         Ended March 31              For Calendar Year
                                        1997        1996             1996         1995
                                          (unaudited)
                                        ----------------             -----------------
    Net Interest Income
        Park                          $19,273      $17,584         $72,959      $66,352
        First-Knox                      5,443        4,990          20,968       19,589
                                      -------      -------         -------      -------
           Combined                   $24,716      $22,574         $93,927      $85,941

    Net Income
        Park                           $7,296       $6,095         $25,664      $22,120
        First-Knox                      1,694        1,494           6,036        5,709
                                       -------      -------        -------      -------
           Combined                    $8,990       $7,589         $31,700      $27,829

    Net Income Per Common Share
        Park                            $1.02         $.85           $3.60        $3.09
        First-Knox                        .44          .39            1.59         1.50
           Combined                       .96          .81            3.38         2.95

  Note 3 - Allowance for Possible Loan Losses

  The allowance for possible loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current and anticipated economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

                                                         1997             1996
                    (In Thousands)                       ----             ----
              Balance January 1                        $27,802          $25,073
                   Provision for loan losses             1,035            1,005
                   Losses charged to the reserve          (793)            (802)
                   Recoveries                              904              601
                                                       -------          -------
              Balance March 31                         $28,948          $25,877
                                                       =======          =======

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

           Comparison of Results of Operations for the Quarters Ended
                            March 31, 1997 and 1996

  Net Interest Income

  The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.7 million or 9.6% to $19.3 million for the three months ended March 31, 1997 compared to $17.6 million for the first quarter of 1996. The following table indicates that the tax equivalent net interest margin (defined as net interest income divided by average earning assets) was 5.29% for both the first quarter of 1997 and the first quarter of 1996.

                                              Three Months Ended March 31st
                                                     (In Thousands)
                                            1997                          1996
                                            ----                          ----
                                                  Tax                           Tax
                                    Average    Equivalent         Average    Equivalent
                                    Balance        %              Balance        %
                                   -----------------------       -----------------------
  Loans, Net                        $1,090,603     9.68%          $  992,130     9.80%

  Taxable Investments               $  367,701     6.87%          $  312,387     6.72%

  Tax-Exempt Investments            $    9,782     8.96%          $    9,304     8.90%

  Money Markets                     $   19,799     5.40%          $   32,294     5.28%
                                    ----------     ----           ----------     ----
  Interest-Earning Assets           $1,487,885     8.93%          $1,346,115     8.98%
                                    ----------     ----           ----------     ----

  Interest-Bearing Deposits         $1,168,350     4.20%          $1,025,735     4.28%

  Borrowings                        $  112,553     4.42%          $  121,454     4.67%
                                    ----------     ----           ----------     ----
  Interest-Bearing Liabilities      $1,280,903     4.22%          $1,147,189     4.32%
                                    ----------     ----           ----------     ----
  Excess Interest-Earning Assets    $  206,982     4.71%          $  198,926     4.66%

  Net Interest Margin                              5.29%                         5.29%

  Average interest-earning assets increased by 10.5% to $1,488 million for the quarter ended March 31, 1997 compared to the same quarter in 1996. Average net loans outstanding increased by $98 million or 9.9% to $1,091 million for the first quarter of 1997 compared to $992 million for the same period in 1996. Approximately $31 million of this increase was due to loans acquired as part of the purchase of branches in Richland County in December, 1996. Loan demand continues to be relatively strong, particularly for consumer loans secured by automobiles. Average investment securities including federal funds sold increased by 12.2% to $397 million in 1997 compared to $354 million in 1996.

  Average interest-bearing liabilities increased by 11.7% to $1,281 million for the three months ended March 31, 1997 compared to the same quarter in 1996. This increase was due to a 13.9% increase in average interest-bearing deposits to $1,168 million in the first quarter of 1997 compared to the same quarter in 1996. Average interest-bearing deposits increased by $143 million to $1,168.4 million in the first quarter of 1997 compared to $1,025.7 million for the same quarter in 1996. Approximately $98 million of this increase was due to deposits acquired as part of the purchase of branches in Richland County in December, 1996.

  For the three months ended March 31, 1997, the net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) was 4.71% compared to 4.66% for the same period in 1996. The yield on interest-earning assets decreased by .05% to 8.93% for the quarter ended March 31, 1997 compared to 8.98% for the first quarter of 1996. The cost of interest-bearing liabilities decreased by .10% to 4.22% for the first quarter of 1997 compared to 4.32% for the same quarter in 1996.

  Provision for Loan Losses

  The provision for loan losses increased by $30,000 or 3.0% to $1.03 million for the three months ended March 31, 1997 compared to $1.0 million for the same period in 1996. Net charge-offs showed a recovery of $111,000 for the quarter ended March 31, 1997 compared to net charge-offs of $201,000 for the same period in 1996. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans, were $5.1 million or .45% of loans at March 31, 1997 compared to $4.9 million or .44% of loans at December 31, 1996 and $4.0 million or .39% of loans at March 31, 1996. The reserve for loan losses as a percentage of outstanding loans was 2.56% at March 31, 1997 compared to 2.50% at December 31, 1996 and 2.54% at March 31, 1996. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

  Non-Interest Income

  Non-interest income increased by $394,000 or 10.7% to $4.1 million for the three months ended March 31, 1997 compared to $3.7 million for the same quarter in 1996. This increase was primarily due to increases in fee income from fiduciary activities and service charges on deposits.

  Security Losses

  Investment security losses were $294,000 for the three months ended March 31, 1996 compared to no losses for the same period in 1997. In 1996, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities. The average life of the taxable investment portfolio was approximately 3 years at both March 31, 1997 and 1996.

  During the first quarter of 1997, longer-term taxable investment rates increased which resulted in the unrealized holding gain on available-for-sale securities of $5.1 million at December 31, 1996 decreasing to an unrealized holding loss of $166,000 at March 31, 1997. If this trend of higher interest rates were to continue, the Corporation could realize some investment security losses during the last three quarters of 1997.

  Other Expense

  Total other expense increased by $578,000 or 5.3% to $11.6 million for the three months ended March 31, 1997 compared to $11.0 million for the same period in 1996. Salaries and employee benefits expense increased by $247,000 or 4.5% to $5.7 million for the first quarter of 1997 compared to the first quarter of 1996. Full time equivalent employees were 718 at March 31, 1997 compared to 686 at March 31, 1996.

  The subcategory other expense which includes data processing expense, fees and service charges, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles, and expenses pertaining to other real estate owned, increased by $328,000 or 7.5% to $4.7 million in 1997 compared to 1996. Increases in the amortization of intangibles and fees and service charges were partially offset by a decrease in deposit insurance premiums.

  Federal Income Taxes

  Federal income tax expense was $3.5 million for the first quarter of 1997 compared to $2.9 million for the same period in 1996. The ratio of federal income tax expense to income before taxes was approximately 32% for both 1997 and 1996.

  Net Income

  Net income increased by $1.2 million or 19.7% to $7.3 million for the three months ended March 31, 1997 compared to $6.1 million for the same period in 1996. The annualized, first quarter net income to average assets ratio (ROA) was 1.83% in 1997 compared to 1.68% for the same period in 1996. The annualized, first quarter net income to average equity ratio (ROE) was 19.99% in 1997 compared to 17.97% in 1996.

                       COMPARISON OF FINANCIAL CONDITION
                    For March 31, 1997 and December 31, 1996

  Changes in Financial Condition and Liquidity

  Total assets increased by $29 million or 1.8% to $1,644 million at March 31, 1997 compared to $1,615 million at December 31, 1996. Loan balances increased by $17 million to $1,130 million and federal funds sold and investment securities increased by $10 million to $407 million.

  Total liabilities increased by $30 million or 2.0% to $1,496 million at March 31, 1997 compared to $1,466 million at December 31. 1996. This increase was due to increases in short-term borrowings and interest-bearing deposits. Short-term borrowings, which primarily consist of overnight repurchase agreements with customers, increased by $22 million to $131 million and interest-bearing deposits increased by $11 million to $1,173 million at March 31, 1997 compared to December 31, 1996.

  Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

  Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 68.7% at March 31, 1997 compared to 68.9% at December 31, 1996 and 68.5% at March 31, 1996. Cash and cash equivalents increased by $29 million to $91 million during the three months ended March 31, 1997. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

  Capital Resources

  Stockholders' equity at March 31, 1997 was $148.4 million or 9.03% of total assets compared to $149.0 million or 9.23% of total assets at December 31, 1996 and $136.8 million or 9.19% of total assets at March 31, 1996.

  Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 8.58% at March 31, 1997 and 8.82% at December 31, 1996. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 12.82% at March 31, 1997 and 12.78% at December 31, 1996. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.09% at March 31, 1997 and 14.04% at December 31, 1996.

  The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 1997. The following table indicates the capital ratios for each subsidiary and Park at March 31, 1997:

                                                          Tier I            Total
                                          Leverage      Risk-Based        Risk-Based
                                          --------      ----------        ----------
       Park National Bank                   7.32%          10.11%           11.38%
       Richland Trust Company               6.16%          10.62%           11.89%
       Mutual Federal Savings Bank          7.84%          13.46%           14.73%
       Park National Corporation            8.58%          12.82%           14.09%
       Minimum Capital Ratio                4.00%           4.00%            8.00%
       Well Capitalized Ratio               5.00%           6.00%           10.00%


  Mutual Federal Savings Bank converted from a thrift charter to a national commercial bank charter effective April 7, 1997 and accordingly changed its name to Century National Bank.

  At the April 21, 1997 Park National Corporation Board of Directors' Meeting, a cash dividend of $.40 per share was declared payable on June 10, 1997 to stockholders of record on May 16, 1997.

                           PARK NATIONAL CORPORATION
                          PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

          Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.

  Item 2. Changes in Securities

          Not applicable

  Item 3. Defaults Upon Senior Securities

          Not applicable

          Item 4. Submission of Matters to a Vote of Security Holders

          a. On April 21, 1997, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the record date, 7,107,859 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 6,452,738 or 90.8% of the outstanding common shares entitled to vote were represented by proxy or in person.

          b. Directors elected at Annual Meeting for a three year term:


                                R. William Geyer

          5,189,677   For   1,263,061   Withheld    -0-    Abstain and Broker Non-Votes

                               William A. Phillips

          5,189,498   For   1,263,240   Withheld    -0-    Abstain and Broker Non-Votes

                              William T. McConnell

          5,189,601   For   1,263,137   Withheld    -0-    Abstain and Broker Non-Votes

                                 John L. Warner

          5,189,677   For   1,263,061   Withheld    -0-    Abstain and Broker Non-Votes

          Directors whose term of office continued after the Annual Meeting:

                               C. Daniel DeLawder
                               Dominic C. Fanello
                               Tamala Longaberger Kaido
                               Howard L. LeFevre
                               Phillip T. Leitnaker
                               John J. O'Neill
                               J. Gilbert Reese
                               Rick R. Taylor

          c.  See Item 4(b) for the voting results for directors.

          1. Proposal to adopt the merger agreement and approve the proposed merger of First-Knox Banc Corp. into Park.

          6,166,524     For      1,392      Against      2,314    Abstain       282,508     Broker Non-Votes

          2. Proposal to amend Subsection 2.02(A) of Park's Regulations to decrease the maximum allowable number of directors from twenty-five to sixteen if the merger agreement with First-Knox is adopted.

         6,167,381      For        368      Against       2,481    Abstain       282,508     Broker Non-Votes

          3. Proposal to amend Article SIXTH of the Articles of Incorporation of Park to eliminate pre-emptive rights in respect of the offering or sale of Park Common Shares held as treasury shares.

         6,144,176      For       9,416     Against       16,598    Abstain      282,548   Broker Non-Votes


          d. Not Applicable

  Item 5. Other Information

          Not Applicable

  Item 6. Exhibits and Reports on Form 8-K

          a. Exhibits

             See Exhibit 27, Financial Data Schedule on Page 18

          b. Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PARK NATIONAL CORPORATION

  DATE: May 12, 1997              BY: /s/ C. Daniel DeLawder
        ------------                  ----------------------
                                          C. Daniel DeLawder
                                          President

  DATE: May 12, 1997              BY: /s/ David C. Bowers
        ------------                  ----------------------
                                          David C. Bowers
                                          Chief Financial Officer and Secretary