Form 10-Q
period 1997-06-30
PARK NATIONAL CORP /OH/
filed 1997-08-12
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                                                    OR

          [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                    to
                                ------------------    -------------------------

  Commission File Number                          1-13006
                        -------------------------------------------------------

                            Park National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-1179518
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

                    50 North Third Street, Newark, Ohio 43055
--------------------------------------------------------------------------------
                (Address of principal executive offices) Zip Code

                                 (614) 349-8451
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes      X    No
      ---------   ---------

9,419,274 common shares, no par value per share, outstanding at July 31, 1997.

                                  Page 1 of 54
                            Exhibit Index At Page 20

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                                        Page
                                                                                        ----
  PART I.   FINANCIAL INFORMATION                                                        3-8

      Item 1.  Financial Statements                                                      3-8

               Consolidated Balance Sheet as of June 30, 1997
               and December 31, 1996 (unaudited)                                           3

               Consolidated Condensed Statement of Income for the Three
               Months Ended and for the Six Months Ended June 30, 1997 and
               1996 (unaudited)                                                          4-5

               Consolidated Statement of Cash Flows for the Six Months
               ended June 30, 1997 and 1996 (unaudited)                                  6-7

               Notes to Consolidated Financial Statements                               8-10

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                            11-17

      PART II.  OTHER INFORMATION                                                          18

       Item 1.  Legal Proceedings                                                          18

       Item 2.  Changes in Securities                                                      18

       Item 3.  Defaults Upon Senior Securities                                            18

       Item 4.  Submission of Matters to a Vote of Security Holders                        18

       Item 5.  Other Information                                                          18

       Item 6.  Exhibits and Reports on Form 8-K                                           18

      SIGNATURES                                                                           19

      EXHIBITS                                                                          20-54

PARK NATIONAL CORPORATION
Consolidated Balance Sheet (Unaudited)
(Dollars in thousands, except per share data)

                                                      June 30,      December 31,
                                                        1997           1996
                                                     -----------    ------------
Assets:
     Cash and due from banks                         $    80,924    $    81,765
     Federal funds sold                                      600              0
     Securities available-for-sale, at fair
          value (amortized cost of $576,076
          and $556,436 at June 30, 1997
          and December 31, 1996)                         582,423        563,613
     Securities held-to-maturity, at amortized
          cost (fair value approximates $9,462
          and $11,217 at June 30, 1997
          and December 31, 1996)                           9,243         10,780

Loans (net of unearned interest)                       1,534,410      1,472,024

Allowance for possible loan losses                        34,325         32,347
     Net loans                                         1,500,085      1,439,677

Bank premises and equipment, net                          27,321         27,548
Other assets                                              65,857         61,587
                                                     -----------    -----------
               Total assets                          $ 2,266,453    $ 2,184,970

Liabilities and Stockholders' Equity
     Deposits:
          Noninterest-bearing                        $   242,812    $   225,424
          Interest-bearing                             1,534,985      1,537,994
               Total deposits                          1,777,797      1,763,418
     Short-term borrowings                               218,356        135,111
     Long term debt                                       41,346         62,375
     Other liabilities                                    18,381         25,105
               Total liabilities                       2,055,880      1,986,009

Stockholders' Equity:
          Common stock (No par value; 20,000,000
          shares authorized; 9,547,610 shares
          in 1997 and 9,443,864 shares
          issued in 1996)                                 68,063         64,612
     Unrealized holding gain on
          available-for-sale securities, net               4,146          4,687
     Retained earnings                                   143,665        132,647
     Treasury stock (129,897 shares in 1997
          and 89,426 shares in 1996)                      (5,301)        (2,985)
          Total stockholders' equity                     210,573        198,961
                                                     -----------    -----------
               Total liabilities and
                    stockholders' equity             $ 2,266,453    $ 2,184,970



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)

                                          Three Months Ended   Six Months Ended
                                              June  30,            June  30,
                                            1997      1996      1997      1996
                                           -------   -------   -------   -------
Interest Income:

     Interest & fees on loans              $35,515   $31,676   $69,645   $63,426

     Interest on:
          Obligations of U.S. Govt.
               its agencies & other
               securities                    8,811     6,695    17,184    13,216
          Obligations of states &
               political subdivisions          938       882     1,808     1,724

     Other interest income                     142       554       426     1,101

          Total interest income             45,406    39,807    89,063    79,467

Interest expense:

     Interest on deposits:
          Demand & savings deposits          4,269     3,929     8,362     7,900
          Time deposits                     12,300    10,996    24,537    21,962

     Non-deposit interest                    2,897     1,705     5,344     3,701

          Total interest expense            19,466    16,630    38,243    33,563

               Net interest income          25,940    23,177    50,820    45,904
Provision for loan losses                    1,454     1,256     2,648     2,342

               Net interest income
                    after provision         24,486    21,921    48,172    43,562

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited) - (Continued) (Dollars in thousands, except per share data)

                                          Three Months Ended            Six Months Ended
                                               June  30,                   June  30,
                                          1997          1996           1997          1996
                                       -----------   -----------    -----------   -----------
Other income                           $     4,829   $     4,238    $     9,771   $     8,656

Loss on sale of securities                       0          (401)             0          (700)

Other expense:

     Salaries & employee benefits            7,734         6,769         15,387        14,054
     Occupancy                                 821           757          1,652         1,565
     Furniture & equipment                     890           909          1,789         1,801
     Other expenses                          6,021         5,149         12,250        10,994
          Total other expense               15,466        13,584         31,078        28,414


               Income before federal
                    income taxes            13,849        12,174         26,865        23,104

Federal income taxes                         4,297         3,751          8,324         7,092

               Net income              $     9,552   $     8,423    $    18,541   $    16,012
                                       ===========   ===========    ===========   ===========
Per Share:

     Net income per share:
          Primary                      $      1.01   $      0.90    $      1.97   $      1.71
          Fully diluted                $      1.01   $      0.90    $      1.97   $      1.71

     Weighted average common
               shares outstanding:
          Primary                        9,419,553     9,385,147      9,402,216     9,381,644
          Fully Diluted                  9,430,958     9,385,933      9,408,196     9,382,760
     Cash dividends declared           $      0.40   $      0.35    $      0.80   $      0.70


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

                                                      Six Months Ended
                                                           June 30,
                                                      1997         1996
                                                    ---------    ---------
Operating activities:


     Net income                                     $  18,541    $  16,012
     Adjustments to reconcile net income to
               net cash provided by operating
               activities:
          Depreciation, amortization & accretion          217          591
          Provision for loan losses                     2,648        2,342
          Amortization of the excess of cost over
                    net assets of banks purchased         978          257
          Realized investment security losses               0          700
          Changes in assets & liabilities:
               Increase in other assets                (4,959)      (2,450)
               Decrease in other liabilities           (2,969)      (2,146)

          Net cash provided from operating
               activities                              14,456       15,306

Investing activities:

     Proceeds from sales of:
          Available-for-sale securities                24,925       37,636
     Proceeds fro maturities of:
          Available-for-sale securities                85,873       64,062
          Held-to-maturity securities                   1,888          826
     Purchases of:
          Available-for-sale securities              (129,974)    (112,835)
          Held-to-maturity securities                       0       (1,575)
     Net increase in loans                            (62,502)     (16,760)
     Purchases of premises & equipment, net            (1,358)      (1,007)

          Net cash used by investing activities       (81,148)     (29,653)


PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       1997         1996
                                                     ---------    ---------
Financing activities:

     Net increase in deposits                        $  14,379    $  19,370
     Net increase/(decrease) in
          short-term borrowings                         83,245      (12,623)
     Exercise of stock options                           3,451           85
     (Purchase)/reissue of treasury stock               (2,317)         389
     Repayment of long term debt                       (21,029)        (507)
     Cash dividends paid                               (11,278)      (8,533)

          Net cash provided from/(used by)
               financing activities                     66,451       (1,819)

          Decrease in cash & cash equivalents             (241)     (16,166)
Cash & cash equivalents at beginning of year            81,765      113,164

          Cash & cash equivalents
               at end of period                      $  81,524    $  96,998
                                                     =========    =========
Supplemental disclosures of cash flow information:

     Cash paid for:
          Interest                                   $  39,729    $  34,015

     Income taxes                                        7,455        8,350


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 1997 and 1996.

Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1997.

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

Primary earnings per share is computed based on the weighted average shares outstanding during the periods presented plus common equivalent shares arising from dilutive stock options, using the treasury stock method. Fully diluted earnings per share reflects additional dilution related to stock options due to the use of market price at the end of the period when higher than the average price for the period.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a more simply calculated basic earnings per share which will not include the impact of any potentially dilutive securities. Diluted earnings per share will continue to be disclosed and will be calculated using a methodology not significantly different from that presently used to calculate fully diluted earnings per share. The new calculation methods will not have a material impact on the earnings per share results as the Corporation has not had significant dilution from stock options.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 - Acquisition
         -----------

On May 5, 1997, Park merged with First-Knox Banc Corp. ("First-Knox"), a $569 million bank holding company headquartered in Mount Vernon, Ohio, in a transaction accounted for as a pooling-of-interests. Park issued approximately
2.3 million shares of common stock to the stockholders of First-Knox based upon an exchange ratio of .5914 shares of Park common stock for each outstanding share of First-Knox common stock. The historical financial statements of Park have been restated to show Park and First-Knox on a combined basis.

Separate results of operations for Park and First-Knox follow:

                                            Three Months              Six Months
                                        Ended June 30, 1996       Ended June 30,  1996
                                        -------------------       --------------  ----
Net Interest Income
    Park                                       $17,829                   $35,413
    First-Knox                                   5,348                    10,491
                                               -------                   -------
       Combined                                $23,177                   $45,904

Net Income
    Park                                       $ 6,804                   $12,899
    First-Knox                                   1,619                     3,113
                                               -------                   -------
       Combined                                $ 8,423                   $16,012

Net Income Per Common Share
    Park                                       $   .96                   $  1.81
    First-Knox                                     .43                       .82
       Combined                                $   .90                   $  1.71


Certain amounts in prior periods in 1996 have been reclassified to conform to the financial statement presentation used for current periods.

Note 3 - Allowance for Possible Loan Losses
         ----------------------------------

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

                                                         (In Thousands)
                                                    1997              1996
                                                  --------          --------
            Balance January 1                     $ 32,347          $ 29,239
            Provision for loan losses                2,648             2,342
            Losses charged to the reserve           (2,102)           (2,037)
            Recoveries                               1,432             1,314
                                                  --------          --------
            Balance June 30, 1997                 $ 34,325          $ 30,858
                                                  ========          ========

Note 4 - Long-Term Debt
         --------------

                Description                                                   (In Thousands)
              ---------------                                          June 30,            December 31,
                                                                        1997                   1996
                                                                       --------              --------
                Fixed rate Federal Home Loan Bank advances
                with monthly principal and interest payments:

                     5.60% Advance due August 1, 2003                  $ 2,043               $ 2,180
                     6.35% Advance due August 1, 2013                  $ 2,676               $ 2,723
                     5.95% Advance due March 1, 2004                   $   553               $   586
                     5.70% Advance due May 1, 2004                     $ 4,499               $ 4,760
                     5.85% Advance due January 1, 2016                 $ 4,325               $ 4,876

                Fixed rate Federal Home Loan Bank advances with monthly interest payments:

                     5.35% Advance due February 1, 1999                $  5,000              $  5,000
                     5.60% Advance due April 1, 1999                   $  5,000              $  5,000
                     5.70% Advance due June 1, 1999                    $  7,000              $  7,000
                     6.35% Advance due March 1, 2004                   $    250              $    250
                     6.15% Advance due July 21, 1997                   $10,000               $ 10,000
                     6.60% Advance due July 21, 1999                   $   -0-               $ 10,000
                     6.90% Advance due July 21, 2001                   $   -0-               $ 10,000
                                                                       --------              --------
                                                                       $ 41,346              $ 62,375
                                                                       ========              ========

Federal Home Loan Bank (FHLB) advances are collateralized by the FHLB stock owned by Park's affiliate banks and by residential mortgage loans pledged under a blanket agreement by Park's affiliate banks.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

 Comparison of Results of Operations for the Three and Six Month Periods Ended
                             June 30, 1997 and 1996

Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $2.8 million or 11.9% to $25.94 million for the three months ended June 30, 1997 compared to $23.18 million for the second quarter of 1996. The following table compares the average balance and tax equivalent yield/cost for interest-earning assets and interest-bearing liabilities for the second quarter of 1997 with the same quarter in 1996.

                                                            Three Months Ended June 30th
                                                                  (In Thousands)
                                                   1997                            1996
                                                              Tax                              Tax
                                         Average           Equivalent     Average           Equivalent
                                         Balance               %          Balance                %
                                       ---------------------------       ---------------------------
Loans                                  $1,511,498             9.46%      $1,350,470            9.47%

Taxable Investments                    $  503,649             7.02%      $  399,510            6.74%

Tax-Exempt Investments                 $   67,197             8.46%      $   62,639            8.56%

Federal Funds Sold                     $   10,878             5.24%      $   41,789            5.33%
                                       ----------             ----       ----------            ----
Interest-Earning Assets                $2,093,222             8.83%      $1,854,408            8.77%
                                       ----------             ----       ----------            ----
Interest-Bearing Deposits              $1,554,898             4.27%      $1,413,519            4.25%

Short-Term Borrowings                  $  158,801             4.90%      $  111,614            4.42%

Long-Term Borrowings                   $   63,264             6.06%      $   35,009            5.49%
                                       ----------             ----       ----------            ----
Interest-Bearing Liabilities           $1,776,963             4.39%      $1,560,142            4.29%
                                       ----------             ----       ----------            ----
Excess Interest-Earning Assets         $  316,259             4.44%      $  294,266            4.48%

Net Interest Margin                                           5.09%                            5.16%


Average interest-earning assets increased by $239 million or 12.9% to $2,093 million for the quarter ended June 30, 1997 compared to the same quarter in 1996. Average loans outstanding increased by $161 million or 11.9% to $1,511 million for the second quarter of 1997 compared to the same quarter in 1996. Approximately $31 million of this increase was due to loans acquired as part of the purchase of branches in Richland County in December, 1996. Loan demand continues to be relatively strong. Average investment securities including federal funds sold increased by $78 million or 15.4% to $582 million in 1997 compared to the same quarter in 1996. The yield on taxable investments increased to 7.02% for the second quarter of 1997 compared to 6.74% for the same quarter in 1996. The increase in yield on taxable investments resulted primarily from the purchase of longer-term mortgage-backed securities and callable U.S. Agency securities acquired during the third quarter of 1996.

Average interest-bearing liabilities increased by $217 million or 13.9% to $1,777 million for the quarter ended June 30, 1997 compared to the same quarter in 1996. Average interest-bearing deposits increased by $141 million or 10.0% to $1,555 million for the second quarter of 1997 compared to the same quarter in 1996. Approximately $98 million of this increase was due to deposits acquired as part of the purchase of branches in Richland County in December, 1996. Average total borrowings increased by $75 million or 52% to $222 million for the second quarter of 1997 compared to the same quarter in 1996. The increase in average borrowings was primarily used to fund the purchase of longer-term investment securities.

The increase in net interest income of $2.8 million or 11.9% to $25.94 million for the three months ended June 30, 1997 was primarily due to the 12.9% increase in average interest-earning assets. The tax equivalent net interest margin (defined as net interest income divided by average earning assets) decreased to 5.09% for the second quarter of 1997 compared to 5.16% for the same quarter in 1996. For the three months ended June 30, 1997, the net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased by .04% to 4.44% compared to 4.48% for the same period in 1996. The yield on interest-earning assets increased by .06% to 8.83% for the second quarter of 1997 compared to 8.77% for the same quarter in 1996 and the cost of interest-bearing liabilities increased by .10% to 4.39% for the second quarter of 1997 compared to 4.29% for the same period in 1996.

Net interest income increased by $4.9 million or 10.7% to $50.8 million for the six months ended June 30, 1997 compared to $45.9 million for the same period in 1996. The following table compares the average balance and tax equivalent yield/cost for interest-earning assets and interest-bearing liabilities for the first six months of 1997 with the same period in 1996.

                                       Six Months Ended June 30th
                                            (In Thousands)
                                     1997                     1996
                            ----------------------  ----------------------
                                        Tax                      Tax
                             Average    Equivalent     Average   Equivalent
                             Balance        %          Balance        %
                            --------------------    ----------------------
Loans                       $1,495,690      9.43%     $1,347,995     9.50%

Taxable                     $  498,382      6.95%     $  398,087     6.68%
  Investments

Tax-Exempt
  Investments               $   63,806      8.63%     $   61,140     8.57%

Federal Funds               $   16,102      5.33%     $   41,434     5.34%
  Sold                      ----------      ----      ----------     ----

Interest-Earning            $2,073,980      8.79%     $1,848,656     8.80%
  Assets                    ----------      ----      ----------     ----
Interest-Bearing            $1,551,010      4.28%     $1,399,173     4.29%
   Deposits

Short-Term                  $  147,517      4.68%     $  119,749     4.60%
   Borrowings

Long-Term                   $   61,494      6.29%     $   35,132     5.51%
   Borrowings               ----------      ----      ----------     ----

Interest-Bearing            $1,760,021      4.38%     $1,554,054     4.34%
    Liabilities             ----------      ----      ----------     ----


Excess Interest-            $  313,959      4.41%     $  294,602     4.46%
  Earning Assets

Net Interest Margin                         5.07%                    5.14%


Average interest-earning assets increased by $225 million or 12.2% to $2,074 million for the six months ended June 30, 1997 compared to the same period in 1996. Average loans outstanding increased by $148 million or 11.0% to $1,496 million for the first half of 1997 compared to the same period in 1996. Approximately $31 million of this increase was due to loans acquired as part of the purchase of branches in Richland County in December, 1996. Loan demand continues to be relatively strong, particularly for consumer loans secured by automobiles. Average investment securities including federal funds sold increased by $78 million or 15.5% to $578 million for the first six months of 1997 compared to the same period in 1996. The yield on taxable investments increased to 6.95% for the first half of 1997 compared to 6.68% for the same period in 1996. The increase in yield on taxable investments resulted primarily from the purchase of longer-term mortgage-backed securities and callable U.S. Agency securities acquired during the third quarter of 1996.

Average interest-bearing liabilities increased by $206 million or 13.3% to $1,760 million for the first six months of 1997 compared to the same period in 1996. Average interest-bearing deposits increased by $152 million or 10.9% to $1,551 million for the first half of 1997 compared to the same period in 1996. Approximately $98 million of this increase was due to deposits acquired as part of the purchase of branches in Richland County in December, 1996. Average total borrowings increased by $54 million or 34.9% to $209 million for the first half of 1997 compared to the same period in 1996. The increase in average borrowings was primarily used to fund the purchase of longer-term investment securities.

The increase in net interest income of $4.9 million or 10.7% to $50.8 million for the first six months of 1997 was primarily due to the 12.2% increase in average interest-earning assets. The tax equivalent net interest margin (defined as net interest income divided by average earning assets) decreased to 5.07% for the first half of 1997 compared to 5.14% for the same period in 1996. For the six months ended June 30, 1997, the net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased by .05% to 4.41% compared to 4.46% for the same period in 1996. The yield on interest-earning assets decreased by .01% to 8.79% in 1997 compared to 8.80% for 1996 and the cost of interest-bearing liabilities increased by .04% to 4.38% in 1997 compared to 4.34% in 1996.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $198,000 to $1.45 million for the three months ended June 30, 1997 and increased by $306,000 to $2.65 million for the six months ended June 30, 1997 compared to the same periods in 1996. Net charge-offs were $716,000 and $670,000, respectively, for the three and six month periods ended June 30, 1997 compared to net charge-offs of $421,000 and $723,000, respectively, for the same periods in 1996. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans were $7.1 million or .46% of loans at June 30, 1997 compared to $7.8 million or .53% of loans at December 31, 1996 and $6.9 million or .50% of loans at June 30, 1996. The reserve for loan losses as a percentage of outstanding loans was 2.24% at June 30, 1997 compared to 2.20% at December 31, 1996 and 2.25% at June 30, 1996. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Non-Interest Income
-------------------

Non-interest income increased by $591,000 or 13.9% to $4.8 million for the three months ended June 30, 1997 and increased by $1.1 million or 12.9% to $9.8 million for the six months ended June 30, 1997 compared to the same periods in 1996. The increase in non-interest income for both periods in 1997 compared to 1996 was primarily due to increases in fees from fiduciary activities and service charges on deposit accounts.

Security Losses
---------------

Investment security losses were $401,000 for the three month period ended June 30, 1996 and $700,000 for the first half of 1996 compared to no gain or loss for the same periods in 1997. In 1996, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities.

At June 30, 1997, the unrealized net holding gain on available-for-sale securities was $4.1 million compared to an unrealized net hold gain of $4.7 million at December 31, 1996. If longer-term interest rates would increase during the second half of 1997, the Corporation could realize some investment security losses in the last two quarters of 1997.

Other Expense
-------------

Total other expense increased by $1.9 million or 13.9% to $15.5 million for the three months ended June 30, 1997 and increased by $2.7 million or 9.4% to $31.1 million for the six months ended June 30, 1997 compared to the same periods in 1996. Salaries and employee benefits expense increased by $965,000 or 14.3% to $7.7 million for the three months ended June 30, 1997 and increased by $1.3 million or 9.5% to $15.4 million for the six months ended June 30, 1997 compared to the same periods in 1996. Included in salaries and employee benefits expense were expenses pertaining to the payment of stock appreciation rights and the related payroll taxes, and payroll taxes pertaining to the exercise of nonqualifying employee stock options. The stock appreciation rights and the stock options were exercised by the First-Knox employees during May, 1997 after the merger with Park was completed. See Footnote 2 for information about the merger. The additional expense due to the exercise of the stock appreciation rights and the stock options was $339,000 for the three months ended June 30, 1997 and $437,000 for the six months ended June 30, 1997 compared to the same periods in 1996. Full time equivalent employees were 980 at June 30, 1997 compared to 956 at June 30, 1996.

The subcategory other expense which includes data processing expense, fees and service charges, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles, and expenses pertaining to other real estate owned, increased by $872,000 or 16.9% to $6.0 million for the three months ended June 30, 1997 and increased by $1.3 million or 11.4% to $12.3 million for the six months ended June 30, 1997. The increase in the subcategory other expense for both periods was primarily due to increases in the amortization of intangibles and to a lesser extent increases in marketing expense and fees and service charges. The increase in the amortization of intangibles was $360,000 for the second quarter of 1997 and $721,000 for the first six months of 1997 compared to the same periods in 1996.

Federal Income Taxes
--------------------

Federal income tax expense increased by $546,000 to $4.3 million and by $1.2 million to $8.3 million for the three and six month periods ended June 30, 1997, respectively, compared to the same periods in 1996. The ratio of federal income tax expense to income before taxes was approximately 31% for both periods in 1997 and 1996.

Net Income
----------

Net income increased by $1.1 million or 13.4% to $9.55 million for the three months ended June 30, 1997 compared to $8.42 million for the same period in 1996. For the six months ended June 30, 1997, net income increased by $2.5 million or 15.8% to $18.5 million compared to $16.0 million for the same period in 1996. The annualized, net income to average asset ratio (ROA) was 1.73% and 1.70%, respectively, for the three and six month periods ended June 30, 1997 compared to 1.72% and 1.64%, respectively, for the same periods in 1996. The annualized, net income to average equity ratios (ROE) was 19.25% and 18.81%, respectively, for the three and six month periods ended June 30, 1997 compared to 18.49% and 17.54%, respectively, for the same periods in 1996.

                        COMPARISON OF FINANCIAL CONDITION
                     FOR JUNE 30, 1997 AND DECEMBER 31, 1996

Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $81 million or 3.7% to $2,266 million at June 30, 1997 compared to $2,185 million at December 31, 1996. Loan balances increased by $62 million to $1,534 million and federal funds sold and investment securities increased by $18 million to $592 million.

Total liabilities increased by $70 million or 3.5% to $2,056 million at June 30, 1997 compared to $1,986 million at December 31. 1996. This increase was due to increases in short-term borrowings and non-interest-bearing deposits. Total borrowing increased by $62 million to $260 million at June 30, 1997. Short-term borrowings, which primarily consist of overnight repurchase agreements with customers, increased by $83 million to $218 million while long-term debt, which consists of Federal Home Loan Bank advances, decreased by $21 million to $41 million at June 30, 1997. Proceeds from short-term borrowings were used to prepay higher rate long-term debt at the end of the second quarter of 1997. Total deposits increased by $14 million to $1,778 million at June 30, 1997 as noninterest-bearing deposits increased by $17 million and interest-bearing deposits decreased by $3 million.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 67.7% at June 30, 1997 compared to 67.4% at December 31, 1996 and 69.4% at June 30, 1997. Cash and cash equivalents were unchanged during the six months ended June 30, 1997 and remained at $82 million. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at June 30, 1997 was $210.6 million or 9.29% of total assets compared to $199.0 million or 9.11% of total assets at December 31, 1996 and $185.4 million or 9.39% of total assets at June 30, 1996.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 8.83% at June 30, 1997 and 8.73% at December 31, 1996. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.63% at June 30, 1997 and 13.16% at December 31, 1996. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.89% at June 30, 1997 and 14.42% at December 31, 1996.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 1997. The following table indicates the capital ratios for each subsidiary and Park at June 30, 1997:

                                                            Tier I           Total
                                              Leverage     Risk-Based      Risk-Based
                                              --------     ----------      ----------
       Park National Bank                       7.73%         10.60%          11.87%
       Richland Trust Company                   6.56%         11.69%          12.96%
       Century National Bank                    8.24%         14.18%          15.44%
       First-Knox National Bank                 7.40%         12.53%          13.78%
       Farmers and Savings Bank                 8.19%         12.27%          13.52%
       Park National Corporation                8.83%         13.63%          14.89%
       Minimum Capital Ratio                    4.00%          4.00%           8.00%
       Well Capitalized Ratio                   5.00%          6.00%          10.00%


Mutual Federal Savings Bank converted from a thrift charter to a national commercial bank charter effective April 7, 1997 and accordingly changed its name to Century National Bank.

At the July 21, 1997 Park National Corporation Board of Directors' Meeting, a cash dividend of $.40 per share was declared payable on September 10, 1997 to stockholders of record on August 22, 1997.

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

          Not applicable

Item 5.   Other Information
          -----------------

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a. Exhibits
             --------

             See Exhibit Index at Page 20

          b.  Reports on Form 8-K
              -------------------

              A Form 8-K was filed by Park on May 19, 1997 announcing the acquisition of First-Knox. Included in the filing were a condensed pro forma combined balance sheet of Park and First-Knox as of March 31, 1997 and condensed pro forma combined statements of income for the quarters ended March 31, 1997 and 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARK NATIONAL CORPORATION

  DATE:     August 12, 1997             BY:  /s/ C. Daniel DeLawder
       -------------------------           ------------------------------------
                                              C. Daniel DeLawder
                                              President

  DATE:     August 12, 1997             BY:  /s/ David C. Bowers
       -------------------------           ------------------------------------
                                              David C. Bowers
                                              Chief Financial Officer/Secretary

                            PARK NATIONAL CORPORATION
                                  EXHIBIT INDEX

      EXHIBIT NUMBER                               DESCRIPTION
      --------------                               -----------

          3(a)1 Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997.

          3(a)2 Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) (for SEC reporting compliance purposes only; not filed with Ohio Secretary of State)

          3(b)1 Certified Resolution regarding adoption of amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by shareholders on April 21, 1997.

          3(b)2 Regulations of Park National Corporation (reflecting amendments through April 21,
                                       1997) (For SEC reporting compliance
                                       purposes only)

              27                       Financial Data Schedule