Form 10-Q
period 1997-09-30
PARK NATIONAL CORP /OH/
filed 1997-11-13
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

Commission File Number  1-13006
                       ---------

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


                    50 North Third Street, Newark, Ohio 43055
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

9,387,210 common shares, no par value per share, outstanding at October 31, 1997.

                                  Page 1 of 20
                            Exhibit Index At Page 18

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION                                                       3-8

    Item 1.  Financial Statements                                                     3-8

              Consolidated Balance Sheet as of September 30, 1997 and
              and December 31, 1996 (unaudited)                                         3

              Consolidated Condensed Statement of Income for the Three
              Months Ended and for the Nine Months Ended September 30, 1997
              and 1996 (unaudited)                                                    4-5

              Consolidated Statement of Cash Flows for the Nine Months
              ended September 30, 1997 and 1996 (unaudited)                           6-7

              Notes to Consolidated Financial Statements                              8-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               11-17


PART II.  OTHER INFORMATION                                                             18

     Item 1.  Legal Proceedings                                                         18

     Item 2.  Changes in Securities and Use of Proceeds                                 18

     Item 3.  Defaults Upon Senior Securities                                           18

     Item 4.  Submission of Matters to a Vote of Security Holders                       18

     Item 5.  Other Information                                                         18

     Item 6.  Exhibits and Reports on Form 8-K                                          18



SIGNATURES                                                                              19

EXHIBITS                                                                                20

PARK NATIONAL CORPORATION
Consolidated Balance Sheet (Unaudited)
(Dollars in thousands, except per share data)

                                                   September 30,      December 31,
                                                       1997               1996
                                                   -------------      ------------
Assets:
   Cash and due from banks                          $   93,595         $   81,765
   Federal funds sold                                        0                  0
   Securities available-for-sale, at fair
     value (amortized cost of $527,898
     and $556,436 at September 30, 1997
     and December 31, 1996)                            537,824            563,613
   Securities held-to-maturity, at amortized
     cost (fair value approximates $8,964
     and $11,217 at September 30, 1997
     and December 31, 1996)                              8,603             10,780

   Loans (net of unearned interest)                  1,562,686          1,472,024
   Allowance for possible loan losses                   35,020             32,347
     Net loans                                       1,527,666          1,439,677

   Bank premises and equipment, net                     27,297             27,548
   Other assets                                         65,710             61,587
                                                    ----------         ----------
        Total assets                                $2,260,695         $2,184,970

Liabilities and Stockholders' Equity
   Deposits:
     Noninterest-bearing                            $  248,358         $  225,424
     Interest-bearing                                1,562,518          1,537,994
        Total deposits                               1,810,876          1,763,418
   Short-term borrowings                               178,542            135,111
   Long-term debt                                       31,069             62,375
   Other liabilities                                    22,864             25,105
        Total liabilities                            2,043,351          1,986,009

   Stockholders' Equity:
     Common stock (No par value; 20,000,000
        shares authorized; 9,550,712 shares
        in 1997 and 9,443,864 shares
        issued in 1996)                                 68,238             64,612
     Unrealized holding gain on
        available-for-sale securities, net               6,483              4,687
     Retained earnings                                 150,279            132,647
     Treasury stock (162,397 shares in 1997
        and 89,426 shares in 1996)                      (7,656)            (2,985)
        Total stockholders' equity                     217,344            198,961
                                                    ----------         ----------
           Total liabilities and
              stockholders' equity                  $2,260,695         $2,184,970

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited)
(Dollars in thousands, except per share data)

                                         Three Months Ended             Nine Months Ended
                                            September 30,                 September 30,
                                         1997           1996           1997            1996
                                       -------        -------        --------        --------
Interest Income:

   Interest & fees on loans            $36,435        $32,434        $105,692        $ 95,544

   Interest on:
      Obligations of U.S. Govt
         its agencies & other
         securities                      8,142          7,187          25,326          20,403
      Obligations of states &
         political subdivisions          1,150            885           2,958           2,609

   Other interest income                     4            568             430           1,669

      Total interest income             45,731         41,074         134,406         120,225


Interest expense:

   Interest on deposits:
      Demand & savings deposits          4,228          4,019          12,590          11,918
      Time deposits                     12,413         11,166          36,950          33,128

   Non-deposit interest:
      Short-term borrowings              2,334          1,367           5,759           4,105
      Long-term debt                       476            931           2,395           1,894

      Total interest expense            19,451         17,483          57,694          51,045

         Net interest income            26,280         23,591          76,712          69,180


Provision for loan losses                1,521          1,216           4,169           3,558

         Net interest income
            after provision             24,759         22,375          72,543          65,622

PARK NATIONAL CORPORATION
Consolidated Condensed Statement of Income (Unaudited) - (Continued) (Dollars in thousands, except per share data)

                                          Three Months Ended                 Nine Months Ended
                                             September 30,                     September 30,
                                         1997             1996             1997             1996
                                       --------         --------         --------         --------
Other income                           $  5,181         $  4,531         $ 15,340         $ 13,502

Loss on sale of securities                   (7)            (168)              (7)            (868)

Other expense:

   Salaries & employee benefits           7,477            7,076           22,864           21,130
   Occupancy                                832              753            2,484            2,318
   Furniture & equipment                    907              887            2,696            2,688
   Other expenses                         5,677            5,051           17,927           16,045
      Total other expense                14,893           13,767           45,971           42,181


         Income before federal
            income taxes                 15,040           12,971           41,905           36,075


Federal income taxes                      4,656            4,024           12,980           11,116

         Net income                    $ 10,384         $  8,947         $ 28,925         $ 24,959
                                       ========         ========         ========         ========

Per Share:

   Net income per share:
      Primary                          $   1.10         $   0.95         $   3.07         $   2.66
      Fully diluted                    $   1.10         $   0.95         $   3.07         $   2.66

   Weighted average common
         shares outstanding:
      Primary                         9,447,301        9,384,030        9,417,244        9,382,439
      Fully Diluted                   9,453,936        9,384,449        9,423,442        9,383,323

   Cash dividends declared             $   0.40         $   0.35         $   1.20         $   1.05

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited)
(Dollars in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        1997              1996
                                                     ---------         ---------
Operating activities:

   Net income                                        $  28,925         $  24,958
   Adjustments to reconcile net income to
         net cash provided by operating
         activities:
      Depreciation, amortization & accretion               528               248
      Provision for loan losses                          4,169             3,558
      Amortization of the excess of cost over
            net assets of banks purchased                1,463               385
      Realized investment security losses                    7               868
      Changes in assets & liabilities:
         Increase in other assets                       (6,540)           (2,511)
         Increase/(decrease) in
            other liabilities                            1,514              (457)

      Net cash provided from operating
         activities                                     30,066            27,049


Investing activities:
   Proceeds from sales of:
      Available-for-sale securities                     45,083            56,845
   Proceeds from maturities of:
      Available-for-sale securities                    117,274            76,083
      Held-to-maturity securities                        2,178             1,207
   Purchases of:
      Available-for-sale securities                   (132,586)         (184,377)
      Held-to-maturity securities                            0            (1,575)
   Net increase in loans                               (91,516)          (61,479)
   Purchases of premises & equipment, net               (2,160)           (1,477)

      Net cash used by investing activities            (61,727)         (114,773)

PARK NATIONAL CORPORATION
Consolidated Statement of Cash Flows (Unaudited) - (Continued)
(Dollars in thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                      1997             1996
                                                    --------         --------
Financing activities:

   Net increase in deposits                         $ 47,458         $ 44,415
   Net increase in short-term borrowings              43,431           19,256
   Exercise of stock options                           3,626              144
   Purchase of treasury stock                         (4,671)            (221)
   Proceeds from issuance of long-term debt                0           30,000
   Repayment of long-term debt                       (31,306)            (772)
   Cash dividends paid                               (15,047)         (11,530)

      Net cash provided from
            financing activities                      43,491           81,292


      Increase/(decrease) in
            cash & cash equivalents                   11,830           (6,432)


Cash & cash equivalents at beginning of year          81,765          113,164

      Cash & cash equivalents
            at end of period                        $ 93,595         $106,732
                                                    ========         ========

Supplemental disclosures of cash flow
     information:

   Cash paid for:
      Interest                                      $ 57,753         $ 51,384

      Income taxes                                     9,455           12,360

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 1997 and 1996.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 1997 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1997.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheet, condensed statement of income and statement of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10K for the year ended December 31, 1996. Certain amounts in prior periods have been reclassified to conform to the financial statement presentation used for current periods.

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

Separate results of operations for Park and First-Knox follow:

                                           Three Months                        Nine Months
                                      Ended September 30, 1996          Ended September 30, 1996
                                      ------------------------          ------------------------
     Net Interest Income
         Park                                $18,178                             $53,276
         First-Knox                            5,413                              15,904
                                             -------                             -------
            Combined                         $23,591                             $69,180

     Net Income
         Park                                $ 7,343                             $20,242
         First-Knox                            1,604                               4,717
                                             -------                             -------
            Combined                         $ 8,947                             $24,959

     Net Income Per Common Share
         Park                                $  1.03                             $  2.84
         First-Knox                              .42                                1.24
            Combined                         $   .95                             $  2.66

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

                                                  (In Thousands)

                                              1997               1996
                                              ----               ----
       Balance January 1                    $32,347            $29,239
       Provision for loan losses              4,169              3,558
       Losses charged to the reserve         (3,500)            (2,987)
       Recoveries                             2,004              1,840
                                            -------            -------
       Balance September 30, 1997           $35,020            $31,650
                                            =======            =======

Note 4 - Long-Term Debt
         --------------

      Description                                                   (In Thousands)
      -----------
                                                          September 30,        December 31,
                                                              1997                 1996
                                                          -------------        ------------
      Fixed rate Federal Home Loan Bank advances
      with monthly principal and interest payments:

           5.60% Advance due August 1, 2003                  $ 1,973              $ 2,180
           6.35% Advance due August 1, 2013                  $ 2,653              $ 2,723
           5.95% Advance due March 1, 2004                   $   536              $   586
           5.70% Advance due May 1, 2004                     $ 4,365              $ 4,760
           5.85% Advance due January 1, 2016                 $ 4,292              $ 4,876

      Fixed rate Federal Home Loan Bank advances with monthly interest payments:

           5.35% Advance due February 1, 1999                $ 5,000              $ 5,000
           5.60% Advance due April 1, 1999                   $ 5,000              $ 5,000
           5.70% Advance due June 1, 1999                    $ 7,000              $ 7,000
           6.35% Advance due March 1, 2004                   $   250              $   250
           6.15% Advance due July 21, 1997                   $  -0-               $10,000
           6.60% Advance due July 21, 1999                   $  -0-               $10,000
           6.90% Advance due July 21, 2001                   $  -0-               $10,000
                                                             -------              -------
                                                             $31,069              $62,375
                                                             =======              =======

Federal Home Loan Bank (FHLB) advances are collateralized by the FHLB stock owned by Park's affiliate banks and by residential mortgage loans pledged under a blanket agreement by Park's affiliate banks.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Comparison of Results of Operations for the Three and Nine Month Periods Ended
                           September 30, 1997 and 1996


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $2.7 million or 11.4% to $26.3 million for the three months ended September 30, 1997 compared to $23.6 million for the third quarter of 1996. The following table compares the average balance and tax equivalent yield/cost for interest-earning assets and interest-bearing liabilities for the third quarter of 1997 with the same quarter in 1996.

                                                  Three Months Ended September 30th
                                                            (In Thousands)

                                                  1997                          1996
                                                  ----                          ----
                                                           Tax                            Tax
                                       Average          Equivalent     Average         Equivalent
                                       Balance              %          Balance             %
                                      ----------------------------   ----------------------------
Loans                                 $1,544,201           9.39%     $1,387,039           9.33%

Taxable Investments                   $  464,924           6.95%     $  422,443           6.77%

Tax-Exempt Investments                $   82,726           8.14%     $   62,334           8.54%

Federal Funds Sold                    $      446           3.29%     $   37,372           6.05%
                                      ----------           ----      ----------           ----
Interest-Earning Assets               $2,092,297           8.80%     $1,909,188           8.68%
                                      ----------           ----      ----------           ----

Interest-Bearing Deposits             $1,542,756           4.28%     $1,425,169           4.23%

Short-Term Borrowings                 $  186,573           4.96%     $  122,229           4.45%

Long-Term Borrowings                  $   33,077           5.72%     $   61,265           6.04%
                                      ----------           ----      ----------           ----
Interest-Bearing Liabilities          $1,762,406           4.38%     $1,608,663           4.32%
                                      ----------           ----      ----------           ----
Excess Interest-Earning Assets        $  329,891           4.42%     $  300,525           4.36%

Net Interest Margin                                        5.11%                          5.03%

Average interest-earning assets increased by $183 million or 9.6% to $2,092 million for the quarter ended September 30, 1997 compared to the same quarter in 1996. Average loans outstanding increased by $157 million or 11.3% to $1,544 million for the third quarter of 1997 compared to the same quarter in 1996. Approximately $31 million of this increase was due to loans acquired as part of the purchase of branches in Richland County in December, 1996. Loan demand continues to be relatively strong. Average investment securities including federal funds sold increased by $26 million or 5.0% to $548 million in 1997 compared to the same quarter in 1996. The yield on taxable investments increased to 6.95% for the third quarter of 1997 compared to 6.77% for the same quarter in 1996. The increase in yield on taxable investments resulted primarily from the purchase of longer-term mortgage-backed securities and callable U.S. Agency securities acquired during the third quarter of 1996.

The tax equivalent yield on tax-exempt investment securities decreased to 8.14% for the third quarter of 1997 compared to 8.54% for the same quarter in 1996. This decrease in yield resulted primarily from the purchase of $25 million of tax-exempt securities during the second and third quarters of 1997 at a tax equivalent yield of 7.47%.

Average interest-bearing liabilities increased by $154 million or 9.6% to $1,762 million for the quarter ended September 30, 1997 compared to the same quarter in 1996. Average interest-bearing deposits increased by $118 million or 8.3% to $1,543 million for the third quarter of 1997 compared to the same quarter in 1996. Approximately $98 million of this increase was due to deposits acquired as part of the purchase of branches in Richland County in December, 1996. Average short-term borrowings increased by $64 million or 53% to $187 million for the third quarter of 1997 compared to the same quarter in 1996. The increase in average short-term borrowings was primarily used to fund the purchase of longer-term investment securities and to repay higher rate long-term borrowings. Average long-term borrowings decreased by $28 million to $33 million for the third quarter of 1997 compared to the same period in 1996.

The increase in net interest income of $2.7 million or 11.4% to $26.3 million for the three months ended September 30, 1997 was due to the 9.6% increase in average interest-earning assets and the increase in the net interest spread. The tax equivalent net interest margin (defined as net interest income divided by average earning assets) increased to 5.11% for the third quarter of 1997 compared to 5.03% for the same quarter in 1996. For the three months ended September 30, 1997, the net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) increased by .06% to 4.42% compared to 4.36% for the same period in 1996. The yield on interest-earning assets increased by .12% to 8.80% for the third quarter of 1997 compared to 8.68% for the same quarter in 1996 and the cost of interest-bearing liabilities increased by .06% to 4.38% for the third quarter of 1997 compared to 4.32% for the same period in 1996.

Net interest income increased by $7.5 million or 10.9% to $76.7 million for the nine months ended September 30, 1997 compared to $69.2 million for the same period in 1996. The following table compares the average balance and tax equivalent yield/cost for interest-earning assets and interest-bearing liabilities for the first nine months of 1997 with the same period in 1996.

                                     Nine Months Ended September 30th
                                               (In Thousands)

                                    1997                          1996
                        ----------------------------   ----------------------------
                                             Tax                            Tax
                          Average         Equivalent     Average         Equivalent
                          Balance             %          Balance             %
                        ----------------------------   ----------------------------
Loans                   $1,512,038           9.38%     $1,361,103           9.41%

Taxable
  Investment            $  484,569           6.99%     $  401,231           6.79%

Tax-Exempt
  Investments           $   70,182           8.44%     $   61,541           8.56%

Federal Funds
  Sold                  $   10,815           5.30%     $   40,116           5.56%
                        ----------           ----      ----------           ----
Interest-Earning
  Assets                $2,077,604           8.77%     $1,863,991           8.74%
                        ----------           ----      ----------           ----

Interest-Bearing
   Deposits             $1,548,229           4.28%     $1,407,914           4.27%

Short-Term
   Borrowings           $  160,679           4.79%     $  119,920           4.57%

Long-Term
   Borrowings           $   51,917           6.17%     $   44,596           5.67%
                        ----------           ----      ----------           ----
Interest-Bearing
    Liabilities         $1,760,825           4.38%     $1,572,430           4.34%
                        ----------           ----      ----------           ----

Excess Interest-
  Earning Assets        $  316,779           4.39%     $  291,561           4.40%

Net Interest Margin                          5.06%                          5.08%


Average interest-earning assets increased by $214 million or 11.5% to $2,078 million for the nine months ended September 30, 1997 compared to the same period in 1996. Average loans outstanding increased by $151 million or 11.1% to $1,512 million for the first nine months of 1997 compared to the same period in 1996. Approximately $31 million of this increase was due to loans acquired as part of the purchase of branches in Richland County in December, 1996. Loan demand continues to be relatively strong. Average investment securities including federal funds sold increased by $63 million or 12.5% to $566 million for the first nine months of 1997 compared to the same period in 1996. The yield on taxable investments increased to 6.99% for the first nine months of 1997 compared to 6.79% for the same period in 1996. The increase in yield on taxable investments resulted primarily from the purchase of longer-term mortgage-backed securities and callable U.S. Agency securities acquired during the third quarter of 1996.

Average interest-bearing liabilities increased by $188 million or 12.0% to $1,761 million for the first nine months of 1997 compared to the same period in 1996. Average interest-bearing deposits increased by $140 million or 17.0% to $1,548 million for the first nine months of 1997 compared to the same period in 1996. Approximately $98 million of this increase was due to deposits acquired as part of the purchase of branches in Richland County in December, 1996. Average short-term borrowings increased by $41 million or 34.0% to $161 million for the first nine months of 1997 compared to the same period in 1996. The increase in average short-term borrowings was primarily used to fund the purchase of longer-term investment securities.

The increase in net interest income of $7.5 million or 10.9% to $76.7 million for the first nine months of 1997 was primarily due to the 11.5% increase in average interest-earning assets. The tax equivalent net interest margin (defined as net interest income divided by average earning assets) decreased to 5.06% for the first half of 1997 compared to 5.08% for the same period in 1996. For the nine months ended September 30, 1997, the net interest spread (the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities) decreased by .01% to 4.39% compared to 4.40% for the same period in 1996. The yield on interest-earning assets increased by .03% to 8.77% in 1997 compared to 8.74% for 1996 and the cost of interest-bearing liabilities increased by .04% to 4.38% in 1997 compared to 4.34% in 1996.


Provision for Loan Losses
-------------------------

The provision for loan losses increased by $305,000 to $1.52 million for the three months ended September 30, 1997 and increased by $611,000 to $4.17 million for the nine months ended September 30, 1997 compared to the same periods in 1996. Net charge-offs were $826,000 and $1.5 million respectively, for the three and nine month periods ended September 30, 1997 compared to net charge-offs of $424,000 and $1.15 million, respectively, for the same periods in 1996. Non-performing loans, defined as loans that are 90 days past due, renegotiated loans and non-accrual loans were $6.8 million or .43% of loans at September 30, 1997 compared to $7.8 million or .53% of loans at December 31, 1996 and $7.5 million or .53% of loans at September 30, 1996. The reserve for loan losses as a percentage of outstanding loans was 2.24% at September 30, 1997 compared to 2.20% at December 31, 1996 and 2.24% at September 30, 1996. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.


Non-Interest Income
-------------------

Non-interest income increased by $650,000 or 14.4% to $5.2 million for the three months ended September 30, 1997 and increased by $1.8 million or 13.6% to $15.3 million for the nine months ended September 30, 1997 compared to the same periods in 1996. The increase in non-interest income for both periods in 1997 compared to 1996 was primarily due to increases in fees from fiduciary activities and service charges on deposit accounts.


Security Losses
---------------

Investment security losses were $7,000 for the three and nine month periods ended September 30, 1997 compared to losses of $168,000 and $868,000 for the three and nine month periods ended September 30, 1996, respectively. In 1996, taxable investment securities were sold and the proceeds reinvested into taxable investment securities with slightly longer maturities.

At September 30, 1997, the unrealized net holding gain on available-for-sale securities was $6.5 million compared to an unrealized net holding gain of $4.7 million at December 31, 1996. If longer-term interest rates would increase during the fourth quarter of 1997, the Corporation could realize some investment security losses during the quarter.


Other Expense
-------------

Total other expense increased by $1.1 million or 8.2% to $14.9 million for the three months ended September 30, 1997 compared to $13.8 million for the same quarter in 1996. Salaries and employee benefits increased by $401,000 or 5.7% to $7.5 million for the quarter ended September 30, 1997 compared to $7.1 million for the same period a year ago. Full time equivalent employees were 971 at September 30, 1997 compared to 939 at September 30, 1996.

The subcategory other expense which includes data processing expense, fees and service charges, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles, and expenses pertaining to other real estate owned increased by $626,000 or 12.4% to $5.7 million for the quarter ended September 30, 1997 compared to $5.1 million for the same quarter in 1996. The increase in the subcategory other expense was primarily due to a $357,000 increase in the amortization of intangibles and to a lesser extent increases in marketing expense and data processing expense.

For the nine month period ended September 30, 1997, total other expense increased by $3.8 million or 9.0% to $46.0 million compared to $42.2 million for the same period in 1996. Salaries and employee benefits increased by $1.7 million or 8.2% to $22.9 million for the nine months ended September 30, 1997 compared to the same period in 1996. Included in salaries and employee benefits expense were expenses pertaining to the payment of stock appreciation rights and the related payroll taxes, and payroll taxes pertaining to the exercise of non-qualifying employee stock options. The stock appreciation rights and the stock options were exercised by the First-Knox employees during May, 1997 after the merger with Park was completed. See Footnote 2 for information about the merger. The additional expense due to the exercise of the stock appreciation rights and the stock options was $437,000 for the nine months ended September 30, 1997 compared to the same period in 1996.

The subcategory other expense increased by $1.9 million or 11.7% to $17.9 million for the nine months ended September 30, 1997 compared to $16.0 million for the same period in 1996. The increase was primarily due to a $1.1 million increase in the amortization of intangibles and to a lesser extent increases in marketing expense and other fees and services.


Federal Income Taxes
--------------------

Federal income tax expense increased by $632,000 to $4.6 million and by $1.9 million to $13.0 million for the three and nine month periods ended September 30, 1997, respectively, compared to the same periods in 1996. The ratio of federal income tax expense to income before taxes was approximately 31% for both periods in 1997 and 1996.


Net Income
----------

Net income increased by $1.4 million or 16.1% to $10.38 million for the three months ended September 30, 1997 compared to $8.95 million for the same period in 1996. For the nine months ended September 30, 1997, net income increased by $4.0 million or 15.9% to $28.93 million compared to $24.96 million for the same period in 1996. The annualized, net income to average asset ratio (ROA) was 1.85% and 1.75%, respectively, for the three and nine month periods ended September 30, 1997 compared to 1.76% and 1.68%, respectively, for the same periods in 1996. The annualized, net income to average equity ratios (ROE) was 19.49% and 19.05%, respectively, for the three and nine month periods ended September 30, 1997 compared to 19.06% and 18.04%, respectively, for the same periods in 1996.

                        COMPARISON OF FINANCIAL CONDITION
                  FOR SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $76 million or 3.5% to $2,261 million at September 30, 1997 compared to $2,185 million at December 31, 1996. Loan balances increased by $91 million to $1,563 million and investment securities decreased by $28 million to $546 million.

Total liabilities increased by $57 million or 2.8% to $2,043 million at September 30, 1997 compared to $1,986 million at December 31. 1996. This increase was due to increases in deposits and short-term borrowings. Total borrowings increased by $12 million to $210 million at September 30, 1997. Short-term borrowings, which primarily consist of overnight repurchase agreements with customers, increased by $43 million to $179 million while long-term debt, which consists of Federal Home Loan Bank advances, decreased by $31 million to $31 million at September 30, 1997. Proceeds from short-term borrowings were used to prepay higher rate long-term debt at the end of the second quarter of 1997. Total deposits increased by $47 million to $1,811 million at September 30, 1997 as noninterest-bearing deposits increased by $23 million and interest-bearing deposits increased by $24 million.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 69.1% at September 30, 1997 compared to 67.4% at December 31, 1996 and 68.4% at September 30, 1996. Cash and cash equivalents increased by $12 million during the nine months ended September 30, 1997 to $94 million. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


Capital Resources
-----------------

Stockholders' equity at September 30, 1997 was $217.3 million or 9.61% of total assets compared to $199.0 million or 9.11% of total assets at December 31, 1996 and $192.6 million or 9.31% of total assets at September 30, 1996.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.02% at September 30, 1997 and 8.73% at December 31, 1996. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.78% at September 30, 1997 and 13.16% at December 31, 1996. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 15.04% at September 30, 1997 and 14.42% at December 31, 1996.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 1997. The following table indicates the capital ratios for each subsidiary and Park at September 30, 1997:

                                                      Tier I        Total
                                       Leverage     Risk-Based    Risk-Based
                                       --------     ----------    ----------
     Park National Bank                  8.21%        11.45%        12.72%
     Richland Trust Company              6.99%        12.29%        13.56%
     Century National Bank               8.63%        14.57%        15.84%
     First-Knox National Bank            7.85%        12.95%        14.87%
     Farmers and Savings Bank            8.39%        12.31%        13.57%
     Park National Corporation           9.02%        13.78%        15.04%
     Minimum Capital Ratio               4.00%         4.00%         8.00%
     Well Capitalized Ratio              5.00%         6.00%        10.00%


Park has established a task force that is working on the year 2000 software issue. Management does not anticipate that a material amount of management time or other expense will be needed to complete this project.

                            PARK NATIONAL CORPORATION
                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

          Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

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

          Not applicable

Item 5.   Other Information
          -----------------

          Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

          a.  Exhibits
              --------

              See Exhibit 27, Financial Data Schedule on Page 20.

          b.  Reports on Form 8-K
              -------------------

              No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PARK NATIONAL CORPORATION


DATE:  November 12, 1997                BY:  /s/ C. Daniel DeLawder
      ------------------                    ------------------------------------
                                               C. Daniel DeLawder
                                               President


DATE:  November 12, 1997                BY:  /s/ David C. Bowers
      ------------------                    ------------------------------------
                                               David C. Bowers
                                               Chief Financial Officer/Secretary