Form 10-K
period 1997-12-31
PARK NATIONAL CORP /OH/
filed 1998-03-19
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                 -----------    ------------
Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                            Ohio                                                          31-1179518
--------------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organization)              (I.R.S. Employer Identification No.)


            50 North Third Street, Newark, Ohio                                             43055
         ----------------------------------------                            -----------------------------------
         (Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code                                     (740) 349-8451
                                                                             -----------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of each exchange
         Title of each class                                                         on which registered
         -------------------                                                         -----------------------
Common Shares, without par value (9,391,648 common shares                            American Stock Exchange
outstanding on February 27, 1998)

Securities registered pursuant to Section 12(g) of the Act:                                    None
                                                                                    --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the American Stock Exchange on February 27, 1998, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $576,589,375.
                                    -----------
Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated by reference into Part II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 20, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page 92
                                                  ---

                                     PART I

Item 1.    Business.

                                     General

           Park National Corporation, an Ohio corporation (the "Company"), is a bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The executive offices of the Company are located in Newark, Ohio.

           Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association ("PNB"), The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank ("Richland"), Century National Bank, Zanesville, Ohio, a national banking association ("Century"), and The First-Knox National Bank of Mount Vernon, a national banking association ("FKNB"), the Company is engaged in a general commercial banking and trust business, in fifteen counties in central and southern Ohio. PNB operates through two banking divisions with the Park Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Bank Division headquartered in Loudonville, Ohio (formerly The Farmers and Savings Bank).

           Effective April 7, 1997, Mutual Federal Savings Bank converted from a federal savings association charter to a national bank charter and, in connection therewith, changed its name to "Century National Bank."

           On May 5, 1997, the Company merged with First-Knox Banc Corp., a $569 million bank holding company headquartered in Mount Vernon, Ohio ("First-Knox"), in a transaction accounted for as a pooling of interests (the "Merger"). Upon effectiveness of the Merger, pursuant to the terms of an Agreement and Plan of Merger, dated as of October 28, 1996, as amended by an Amendment to Agreement and Plan of Merger, dated as of January 10, 1997 (collectively, the "Merger Agreement"), each of the outstanding common shares of First-Knox was converted into the right to receive .5914 common shares of the Company (the "Exchange Ratio"). As a result of the Merger, approximately 2.3 million common shares of the Company were issued to the former First-Knox shareholders.

           On December 8, 1997, the Fairfield National Division of PNB acquired three branch offices in Lancaster, Ohio from KeyBank National Association pursuant to a Branch Purchase and Assumption Agreement, dated as of May 23, 1997, as amended by an Amendment No. 1 to Branch Purchase and Assumption Agreement, dated as of September 24, 1997. In addition to the fixed assets of such branches, the purchase included approximately $49 million of deposits and approximately $12 million of loans. The banking business of these three branches has been consolidated into the operations of the Fairfield National Division.

           Effective December 30, 1997, The Farmers and Savings Bank, an Ohio state-charted bank which had been a subsidiary of First-Knox and became a subsidiary of the Company as a result of the Merger, merged into FKNB, a former subsidiary of First-Knox which also became a subsidiary of the

Company as a result of the Merger. The operations of The Farmers and Savings Bank are now conducted through the Farmers and Savings Bank Division of FKNB.

                 Services Provided by the Company's Subsidiaries

           PNB, Richland, Century and FKNB provide the following principal services: the acceptance of deposits for demand, savings and time accounts and the servicing of such accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing; safe deposit operations; trust services; cash management; electronic funds transfers; and a variety of additional banking-related services tailored to the needs of individual customers. The Company believes that the deposit mix of its subsidiaries is such that no material portion thereof has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary of the Company would not have a materially adverse effect on the business of that subsidiary or the Company.

           The Company's subsidiaries deal with a wide cross-section of businesses and corporations which are located primarily in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Lending decisions at each of the Company's subsidiaries are made in accordance with written loan policies designed to maintain loan quality. Each of the Company's subsidiaries originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Fixed rate residential real estate loans are also generated for the secondary market. The loans of each of the Company's subsidiaries are spread over a broad range of industrial classifications. The Company believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and such subsidiaries do not have any loans to foreign entities.

           Commercial lending entails significant additional risks as compared with consumer lending -- i.e., single-family residential mortgage lending, home equity lines of credit, installment lending, credit card loans and automobile leasing. In addition, the payment experience on commercial loans is typically dependent on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

           At December 31, 1997, the Company's subsidiaries had outstanding approximately $481.3 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 30.2% of their total aggregate loan portfolio as of that date. PNB's, Richland's, Century's and FKNB's regulatory limits for loans made to one borrower were $13.1 million, $4.3 million, $4.0 million and $6.5 million, respectively, at December 31, 1997. However, participations in loans of amounts larger than $5.0 million are generally sold to other banks. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Executive Committee approval is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.0 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows in order to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

           The Company has a loan review program which reevaluates annually all loans with an outstanding amount greater than $100,000. If it is determined that deterioration has occurred, effective and prompt action is taken by the responsible subsidiary. Upon detection of a reduced ability of a borrower to service interest and/or principal on a loan, the loan is downgraded and placed on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit the principal and interest on the loan to be serviced by the borrower. Loans which deteriorate and show an inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

           PNB also leases equipment under terms similar to its commercial lending policies. Park Leasing Company, a division of PNB, originates and services direct leases of equipment which PNB acquires with no outside financing. In addition, Scope Leasing, Inc., a wholly-owned subsidiary of PNB, specializes in the direct leasing of aircraft with no outside financing.

           At December 31, 1997, the Company's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $336.3 million constituting approximately 21.1% of their aggregate total loan portfolio. The Company's subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. In addition, the Company's subsidiaries are participants in an automobile installment loan program sponsored by an insurance company as a result of which automobile installment loans may be made to borrowers in other counties located in the State of Ohio. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of the Company's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. The Company's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. It is the policy of each of the Company's subsidiaries to review its consumer loan portfolio monthly and to charge off loans which do not meet that subsidiary's standards. Each subsidiary also offers VISA and MasterCard accounts through their consumer lending departments. These accounts are administered in accordance with the same standards as applied to other consumer loans and leases.

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

           At December 31, 1997, there were approximately $774.3 million in residential real estate, home equity lines of credit and construction mortgages outstanding, representing approximately 48.6% of total loans outstanding. The market area for real estate lending by the Company's subsidiaries is concentrated in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. The Company's subsidiaries generally require that the loan amount with respect to residential real estate loans be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower with respect to the percentage exceeding such 80%. Loans made for each subsidiary's portfolio in this lending category are generally one year adjustable rate, fully amortized mortgages. Each subsidiary also originates fixed rate real estate loans for the secondary market. The standards applicable to these loans permit a higher loan to value ratio and a longer loan term. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of title or a title insurance policy. The Company's subsidiaries also require proof of hazard insurance with the appropriate subsidiary named as the mortgagee and as the loss payee. Independent appraisals are required in the case of loans in excess of $250,000.

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

                                   Competition

           The Company's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and the convenience of office locations.

                                    Employees

           As of December 31, 1997, the Company and its subsidiaries had 978 full-time equivalent employees.

                           Supervision and Regulation

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

           As national banks, PNB, Century and FKNB are supervised and regulated by the Comptroller of the Currency (the "Comptroller"). As an Ohio state-chartered bank, Richland is supervised and regulated by the Ohio Division of Financial Institutions (the "ODFI").

           The deposits of PNB, Richland, Century and FKNB are insured by the Federal Deposit Insurance Corporation (the "FDIC") and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. See "Deposit Insurance Assessments and Recent Legislation" below. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to such subsidiary in danger of default. In addition, the holding company of any insured financial institution that submits a capital plan under the federal banking agencies' regulations on prompt corrective action guarantees a portion of the institution's capital shortfall, as discussed below.

           Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of PNB, Richland, Century and FKNB including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. Since June 1997, pursuant to federal legislation, PNB, Century and FKNB have been authorized to branch across state lines, unless the law of the other state specifically prohibits the interstate branching authority granted by federal law.

           The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to weighted risk assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. At least 4.0 percentage points is to be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), noncumulative perpetual preferred stock, a limited amount of cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist, among other things, of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet certain specified conditions, including no operational, financial or supervisory deficiencies, and including having the highest regulatory rating. The minimum leverage ratio is 100-200 basis points higher for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as PNB, Century and FKNB, are subject to similar capital requirements adopted by the Comptroller and state non-member bank subsidiaries, such as Richland, are subject to similar capital requirements adopted by the FDIC.

           The Company and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of deposit insurance by the FDIC.

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

           The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects the Company to serve as a source of strength to PNB, Richland, Century and FKNB which may require it to retain capital for further investment in the subsidiaries, rather than use such funds for dividends for shareholders of the Company. PNB, Richland, Century and FKNB may not pay dividends to the Company if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. PNB, Richland, Century and FKNB must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net profits and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by the bank subsidiaries may be restricted at any time at the discretion of the regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for the bank. These provisions could have the effect of limiting the Company's ability to pay dividends on its outstanding common shares.

              Deposit Insurance Assessments and Recent Legislation

           The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and members of the Savings Association Insurance Fund ("SAIF"). PNB, Richland and FKNB are members of the BIF and Century is a member of the

SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

                     Monetary Policy and Economic Conditions

           The business of commercial banks is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits. These policies and regulations significantly affect the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans as well as the interest rates paid on deposits and accounts.

           The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to have significant effects in the future. In view of the changing conditions in the economy and the money market and the activities of monetary and fiscal authorities, no definitive predictions can be made as to future changes in interest rates, credit availability or deposit levels.

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

                           FORWARD-LOOKING STATEMENTS

           Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", anticipates", expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

           Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (i) the strength of the U.S. economy in general and the strength of the local economies in which operations of the Company's subsidiaries are conducted; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development of and acceptance of new products and services and perceived overall value of these products and services by customers; (v) changes in consumer spending, borrowing and saving habits;
(vi) technological changes; (vii) acquisitions and the ability to successfully integrate their operations; (viii) the ability to increase market share and control expenses; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (x) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (xi) changes in the Company's organization, compensation and benefit plans; (xii) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (xiii) the success of the Company at managing the risks involved in the foregoing.

           Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Item 2.    Properties.

           The Company's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. The Company neither leases nor owns any physical property, real or personal.

           The principal offices of PNB are located in its two-story main office building at 50 North Third Street, Newark, Ohio 43055. PNB occupies all of this building. PNB's Operations Center is located in a three-story building owned by it at 21 South First Street, Newark, Ohio 43055. PNB occupies approximately 36,000 square feet of this building, with the remaining 4,000 square feet leased to outside tenants. PNB, in addition to having six offices in Newark (including the main office and the Operations Center), has offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, an office in Columbus in Franklin County, an office in Cincinnati in Hamilton County and offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The offices in Fairfield County comprise the Fairfield National Division. PNB also operates eight stand-alone automatic banking center locations. The properties occupied by ten of PNB's Licking County offices (including the main office and the Operations Center) and by four

Fairfield County offices are owned by PNB. The remaining three offices in Licking County, five offices in Fairfield County and PNB's Franklin County and Hamilton County offices are leased under leases with various expiration dates through 2006. Certain of the leases contain renewal options. PNB owes no mortgage debt on any of its property.

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

           The principal offices of Century are located in a two-story building owned by it at 14 South Fifth Street, Zanesville, Ohio. Century occupies all of this building. Century, in addition to having four offices (including the main office) and a mortgage lending office in Zanesville, has offices in New Concord in Muskingum County, Malta in Morgan County, New Lexington in Perry County, Logan in Hocking County, Athens in Athens County and Coshocton in Coshocton County. Century also operates three stand-alone automatic banking center locations and a lending office in Dresden in Muskingum County. All of the properties occupied by Century's offices are owned by Century, with the exception of the office located in Coshocton which is leased under a lease which expires in November, 1999 and the lending office in Dresden which is leased month-to-month. Century owes no mortgage debt on any of its properties.

           The principal offices of FKNB are located in its four-story main office building located at One South Main Street, Mount Vernon, Ohio. FKNB occupies all of this building. FKNB's Operations Center is located in a two-story building owned by it at 105 West Vine Street, Mount Vernon, Ohio. FKNB occupies all of this building. FKNB, in addition to having three offices (including the main office and the Operations Center) in Mount Vernon, has offices in Loudonville and Perrysville in Ashland County, an office in Millersburg in Holmes County, offices in Centerburg, Danville and Fredericktown in Knox County, two offices in Mount Gilead in Morrow County and offices in Bellville and Lexington in Richland County. The offices in Ashland County comprise the Farmers and Savings Bank Division. FKNB also operates five stand-alone automatic banking center locations. FKNB owns the property occupied by all of these offices, with the exception of the branch in Millersburg where a portion of this branch is leased through 2000. FKNB owes no mortgage debt on any of its property.

Item 3.    Legal Proceedings.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not applicable.

Executive Officers of the Registrant.

           The following table lists the names and ages of the executive officers of the Company as of the date of this Annual Report on Form 10-K, the positions presently held by each such executive officer and the positions held by each such executive officer during his tenure as an executive officer of the Company and its subsidiaries. All executive officers serve at the pleasure of the Board of Directors of the Company.

                                                                    Position(s) Held with the Company
Name                            Age                                  and its Principal Subsidiaries
----                            ---                                  ------------------------------

William T. McConnell            64                Chairman of the Board since 1994, Chief Executive Officer and
                                                  Director since 1986, and President from 1986 to 1994, of the
                                                  Company; Chairman of the Board since 1993, Chief Executive
                                                  Officer since 1983, President from 1979 to 1993, and Director since 1977, of PNB; Director of Century since 1990; Director of
                                                  FKNB since 1997

C. Daniel DeLawder              48                President and Director of the Company since 1994; President since
                                                  1993, Executive Vice President from 1992 to 1993, and Director since 1992, of PNB; Chairman of Advisory Board since 1989, and
                                                  President from 1985 to 1992, of the Fairfield National Division of PNB; Director of Richland since 1997

David C. Bowers                 61                Secretary since 1987, Chief Financial Officer and Chief
                                                  Accounting Officer since 1990, and Director from 1989 to 1990, of the Company; Senior Vice President since 1986, and Director since
                                                  1989, of PNB

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters.

           In accordance with General Instruction G(2), the information called for in Item 201 of Regulation S-K is incorporated herein by reference to page 39 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

           On November 11, 1997, the Company issued to (a) each of the thirteen non-employee directors of the Company 150 common shares (for an aggregate of 1,950 common shares) in lieu of an annual cash retainer for serving as a director of the Company and its subsidiaries, and (b) each of the 33 non-employee directors of one of the Company's subsidiaries who is not also a director of the Company 50 common shares (for an aggregate of 1,650 common shares) in lieu of an annual cash retainer for serving as a director of the subsidiary. The common shares had a market value of

$89.31 per share on the date of issuance. The common shares were issued in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom the common shares were "sold" and the status of each of such individuals as a director of the Company or of one of its subsidiaries.

Item 6.    Selected Financial Data.

           In accordance with General Instruction G(2), the information called for in this Item 6 is incorporated herein by reference to page 37 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

           In accordance with General Instruction G(2), the information called for in this Item 7 is incorporated herein by reference to pages 23 through 36 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997.

Item 7A.   Quantitive and Qualitative Disclosure About Market Risk.

           As noted on page 29 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, during 1997, 1996 and 1995, the Company and its subsidiaries had no investment in off-balance sheet derivative instruments.

Item 8.    Financial Statements and Supplementary Data.

           The Consolidated Balance Sheets of the Company and its subsidiaries at December 31, 1997 and December 31, 1996, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 1997, the related Notes to the Consolidated Financial Statements, and the Report of Independent Auditors, appearing on pages 41 through 68 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997, are incorporated herein by reference. Quarterly Financial Data set forth on page 38 of the Company's Annual Report to Shareholders for the fiscal year ended December 31, 1997 are also incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

           No response required.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

           In accordance with General Instruction G(3), the information called for in this Item 10 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 20, 1998, under the captions "ELECTION OF DIRECTORS" and "SECURITY

OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Section 16(a) Beneficial Ownership Reporting Compliance." In addition, certain information concerning the executive officers of the Company called for in this Item 10 is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant" in accordance with General Instruction G(3).

Item 11.   Executive Compensation.

           In accordance with General Instruction G(3), the information called for in this Item 11 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 20, 1998, under the captions "ELECTION OF DIRECTORS -- Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS." Neither the report on executive compensation nor the performance graph included in the Company's definitive Proxy Statement relating to the Company's Annual Meeting of Shareholders to be held on April 20, 1998, shall be deemed to be incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           In accordance with General Instruction G(3), the information called for in this Item 12 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 20, 1998, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.   Certain Relationships and Related Transactions.

           In accordance with General Instruction G(3), the information called for in this Item 13 is incorporated herein by reference to the Company's definitive Proxy Statement, filed with the Securities and Exchange Commission pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934, relating to the Company's Annual Meeting of Shareholders to be held on April 20, 1998, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)     Financial Statements.

           For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 18.

(a)(2)     Financial Statement Schedules.

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3)     Exhibits.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 92. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

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

10(f)              Split-Dollar Agreement, dated September 29,        Incorporated herein by reference to the
                   1993, between Dominic C. Fanello and The           Company's Annual Report on Form 10-K for the
                   Richland Trust Company; and Schedule A to          fiscal year ended December 31, 1993 (File No.
                   Exhibit 10(f) identifying other identical          0-18772 [Exhibit 10(g)]; Schedule A to
                   Split-Dollar Agreements between directors of       Exhibit 10(f) is being filed herewith
                   the Company and The Park National Bank, The
                   Richland Trust Company or Century National
                   Bank, as identified in such Schedule A

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

(b)        Reports on Form 8-K.

           There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1997.

(c)        Exhibits.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 92.

(d)        Financial Statement Schedules.

           None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PARK NATIONAL CORPORATION



Date:  March 19, 1998                    By   David C. Bowers,
             --                               Secretary, Chief Financial Officer
                                              and Chief Accounting Officer

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

         Name                                Date                     Capacity
         ----                                ----                     --------

*William T. McConnell                         *                Chairman of the Board, Chief Executive Officer,
                                                               Principal Executive Officer and Director

*C. Daniel DeLawder                           *                President and Director

*David C. Bowers                              *                Secretary, Chief Financial Officer and Chief Accounting
                                                               Officer

*Maureen Buchwald                             *                Director

*James J. Cullers                             *                Director

*Dominic C. Fanello                           *                Director

*R. William Geyer                             *                Director

*Philip H. Jordan, Jr.                        *                Director

*Tamala Longaberger Kaido                     *                Director


*By:     David C. Bowers,
         Attorney-in-Fact

Date:  March 19, 1998

                 Name                        Date                    Capacity
                 ----                        ----                    --------
*Howard E. LeFevre                            *                     Director

*Phillip T. Leitnaker                         *                     Director

*James A. McElroy                             *                     Director

*John J. O'Neill                              *                     Director

*William A. Phillips                          *                     Director

*J. Gilbert Reese                             *                     Director

*Rick R. Taylor                               *                     Director

*John L. Warner                               *                     Director

















*By:     David C. Bowers,
         Attorney-in-Fact

Date:  March 19, 1998

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE(S)
DESCRIPTION                                                                                            IN FORM 10-K
-----------                                                                                            ------------
Report of Independent Auditors (Ernst & Young LLP)...............................................          62

Consolidated Balance Sheets at December 31, 1997 and 1996........................................          63-64

Consolidated Statements of Income for the years ended December 31, 1997, 1996
         and 1995................................................................................          65-66

Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1997, 1996 and 1995........................................................          67

Consolidated Statements of Cash Flows for the years ended December 31, 1997,
         1996 and 1995...........................................................................          68

Notes to the Consolidated Financial Statements...................................................          69-89


FINANCIAL REVIEW

This financial review presents management's discussion and analysis of financial condition and results of operations for Park National Corporation ("Park" or the "Corporation"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes and the five-year summary of selected financial data. Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those in such statements. For a discussion of certain factors that may cause such forward-looking statements to differ materially from Park's actual results see Park's Annual Report on Form 10-K for the year ended December 31, 1997.

OVERVIEW

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

Net income for 1997 was $37.7 million, the highest in Park's ten- year history as a bank holding company. This represents an 18.9% increase over net income of $31.7 million for 1996. Net income per share-diluted was $4.00 for 1997, up by 18.3% over the $3.38 net income per share-diluted for 1996. Net income has increased at an annual compound growth rate of 12.99% over the last five years, and net income per share has grown at an annual compound growth rate of 12.40% over the same period.

Effective with the fourth quarter of 1997, the quarterly cash dividend on common stock was increased to $.48 per share. The new annualized dividend of $1.92 per share is 20.0% greater than the dividend paid in 1997. The Corporation has paid quarterly dividends since becoming a holding company in early 1987. The annual compound growth rate for the Corporation's per share dividend for the last five years is 13.81% and the dividends declared to net income ratio has averaged 38.4% over that same period.

Park's business strategy is geared toward maximizing the return to stockholders. The Corporation's common stock value has appreciated 19.8% annually on a compounded, total return basis for the last five years. The December 31, 1997 value of a $100 investment on December 31, 1992 would be $247, inclusive of the reinvestment of dividends in the Corporation's stock.

ABOUT OUR BUSINESS

Through its banking subsidiaries, Park is engaged in the commercial banking and trust business, generally in small to medium population Ohio communities. Management believes there is a significant number of consumers and businesses which seek long-term relationships with community-based financial institutions of quality and strength. While not engaging in activities such as foreign lending, nationally syndicated loans and investment banking operations, the Corporation attempts to meet the needs of its customers for commercial, real estate and consumer loans, and investment and deposit services. Familiarity with the local market, coupled with conservative loan underwriting standards, has allowed the Corporation to achieve solid financial results even in periods where there have been changes in economic conditions and the general level of interest rates.

The Corporation has produced performance ratios which compare favorably to peer bank holding companies in terms of equity and asset returns, capital adequacy and asset quality. Continued satisfactory results are contingent upon economic conditions in Ohio and competitive factors, among other things.

The Corporation's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions. The Corporation and its subsidiaries operate fifty-seven full-service banking offices and a network of fifty-eight automatic teller machines in fifteen central and southern Ohio counties.

A table of financial data of the Corporation's affiliates for 1997, 1996, and 1995 is shown below:

TABLE 1 - PARK NATIONAL CORPORATION AFFILIATE FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------------
                                                 1997                         1996                       1995
-----------------------------------------------------------------------------------------------------------------------
                                         AVERAGE         NET         Average         Net         Average         Net
     (In thousands)                      ASSETS        INCOME        Assets        Income        Assets        Income
-----------------------------------------------------------------------------------------------------------------------
   Park National Bank:

     Park National Division            $   716,356      $20,013    $   672,374     $15,900     $   637,211     $13,716
-----------------------------------------------------------------------------------------------------------------------
     Fairfield National Division           202,681        3,893        187,226       3,564         171,572       3,315
-----------------------------------------------------------------------------------------------------------------------
   Richland Trust Company                  385,469        5,195        275,287       3,747         255,311       3,642
-----------------------------------------------------------------------------------------------------------------------
   Century National Bank                   348,861        5,805        346,512       3,401         329,848       2,016
-----------------------------------------------------------------------------------------------------------------------
   First-Knox National Bank:
     First-Knox
     National Division                     502,723        2,516        471,046       5,646         423,925       5,036
-----------------------------------------------------------------------------------------------------------------------
     Farmers and Savings
     Division                               60,189          512         56,718         827          53,247         695
-----------------------------------------------------------------------------------------------------------------------
   Parent Company,
     including consolidating
     entries                                 3,303         (241)         2,632      (1,385)          1,885        (591)
-----------------------------------------------------------------------------------------------------------------------
   CONSOLIDATED TOTALS                  $2,219,582      $37,693     $2,011,795     $31,700      $1,872,999     $27,829
-----------------------------------------------------------------------------------------------------------------------

RETURN ON EQUITY

The Corporation's primary financial goal is to achieve a superior, long-term return on stockholders' equity. The Corporation measures performance in its attempts to achieve this goal against its peers, defined as all U.S. bank holding companies between $1 billion and $3 billion in assets. At year-end 1997 there were 126 peer bank holding companies. The Corporation's net income to average equity was 18.21%, 16.88% and 16.52% in 1997, 1996, and 1995,
respectively. In the past five years, the Corporation's net income to average equity exceeded the mean and median return of the peer group by a substantial margin.

The return on equity ratio has averaged 17.19% over the past five years. Maintaining the Corporation's favorable equity return on an ever increasing equity base is a continual challenge for management.

HISTORICAL COMPARISON OF RETURN ON AVERAGE EQUITY

[GRAPHIC]

                  1993    1994    1995    1996    1997

Park             17.61%  16.72%  16.52%  16.88%    18.21%
Peer Median      12.41%  12.27%  12.58%  13.55%    14.42%*

                                        *as of 09/30/97

BALANCE SHEET COMPOSITION

Park functions as a financial intermediary. The following section discusses the sources of funds and the manner in which management has invested these funds.

SOURCE OF FUNDS

DEPOSITS: The Corporation's major source of funds is provided by core deposits from individuals, businesses, and local government units. These core deposits consist of all noninterest bearing and interest bearing deposits, excluding certificates of deposit of $100,000 and over which were less than 12.2% of total deposits for the last three years. In 1997, year-end total deposits increased by $92 million or 5.2%. Approximately $49.2 million of this increase was a result of the purchase of three bank branches in Lancaster, Ohio from KeyBank, Cleveland, Ohio in December, 1997. The mix of core deposits shifted toward core certificates of deposit as more aggressive pricing and more flexible withdrawal options were offered. Increases in noninterest bearing deposits were experienced in all three years, primarily from commercial and public fund depositors.

Maturity of time certificates of deposit and other time deposits of $100,000 and over as of December 31, 1997 were:

TABLE 2 - OVER $100,000 MATURITY SCHEDULE

-------------------------------------------------------------------------------
                                                             TIME CERTIFICATES
      DECEMBER 31, 1997 (IN THOUSANDS)                          OF DEPOSIT
-------------------------------------------------------------------------------
   3 months or less                                              $  97,176
-------------------------------------------------------------------------------
   Over 3 months through 6 months                                   27,009
-------------------------------------------------------------------------------
   Over 6 months through 12 months                                  45,373
-------------------------------------------------------------------------------
   Over 12 months                                                   36,599
-------------------------------------------------------------------------------
      TOTAL                                                       $206,157
-------------------------------------------------------------------------------

SHORT-TERM BORROWINGS: Short-term borrowings primarily result from securities sold under agreements to repurchase but also include Federal Home Loan Bank advances and federal funds purchased. These funds are also used to manage the Corporation's liquidity needs and interest rate sensitivity risk. They are subject to short-term price swings as the Corporation's needs change or the overall market rates for short-term investment funds change. In 1997, average short-term borrowings were $162.6 million compared to $126.7 million in 1996 and $139.0 million in 1995. Average short-term borrowings were less than 7.5% of average assets in all years.

LONG-TERM DEBT: Long-term debt is a result of borrowings from the Federal Home Loan Bank. These borrowings were reduced in late 1997 as more attractive rates were available in short-term markets.

STOCKHOLDERS' EQUITY: Average stockholders' equity to average total assets increased to 9.33% in both 1997 and 1996 from 8.99% in 1995. In accordance with Statement of Financial Accounting Standards No. 115, the Corporation reflects any unrealized holding gain/(loss) on available-for-sale securities, net of federal taxes as an adjustment to the Corporation's equity. While the effects of this accounting is not recognized for calculation of regulatory capital adequacy ratios, it does impact the Corporation's equity as reported in the audited financial statements. The unrealized holding gain/(loss) on available-for-sale securities, net of federal taxes, was $7.0, $4.7, and $7.8 million at year-end 1997, 1996, and 1995, respectively.

INVESTMENT OF FUNDS

Loans: Average loans, net of unearned income, were $1,528 million in 1997 compared to $1,380 million in 1996 and $1,318 million in 1995. The average yield on loans was reasonably stable at 9.37% in 1997 compared to 9.41% in 1996 and 9.26% in 1995. Approximately 73% of loan balances mature or reprice within one year. This results in the interest rate yield on the loan portfolio adjusting with changes in interest rates, but on a delayed basis.

Year-end loan balances, net of unearned income, increased by $120 million or 8.2% in 1997 and by $116.7 million or 8.6% in 1996. The growth in 1997, includes $11.6 million of loans acquired from the purchase of three branches in Lancaster in December, 1997. As a percentage of assets, year-end loan balances were 69.6%, 67.4%, and 68.7% in 1997, 1996, and 1995, respectively.

Year-end real estate loans, both commercial and residential, increased to $965 million from $832 million in 1996, an increase of 16.0% . The growth in real estate loans was principally due to the strength of the economy in Central Ohio.

Table 3 reports year-end loan balances by type of loan for the past five years.

TABLE 3 - LOANS BY TYPE

-----------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (IN THOUSANDS)                 1997           1996           1995            1994           1993
-----------------------------------------------------------------------------------------------------------------------
   Commercial, financial and
      agriculture                              $   212,970    $   224,912   $   211,535     $   189,303    $   203,005
-----------------------------------------------------------------------------------------------------------------------
   Real estate - construction                       65,548         70,359        52,084          42,485         32,037
-----------------------------------------------------------------------------------------------------------------------
   Real estate - residential                       708,768        617,018       585,739         565,663        509,107
-----------------------------------------------------------------------------------------------------------------------
   Real estate - commercial                        256,074        215,372       200,675         187,936        157,199
-----------------------------------------------------------------------------------------------------------------------
   Consumer, net                                   313,517        320,831       282,618         278,427        249,141
-----------------------------------------------------------------------------------------------------------------------
   Leases, net                                      35,050         23,532        22,717          21,494         12,807
-----------------------------------------------------------------------------------------------------------------------
      TOTAL LOANS                               $1,591,927     $1,472,024    $1,355,368      $1,285,308     $1,163,296
-----------------------------------------------------------------------------------------------------------------------

TABLE 4 - SELECTED LOAN MATURITY DISTRIBUTION

----------------------------------------------------------------------------------------------------------------------
                                                                          Over One            Over
                                                          One Year         Through            Five
      DECEMBER 31, 1997 (IN THOUSANDS)                    or Less         Five Years          Years             TOTAL
----------------------------------------------------------------------------------------------------------------------
   Commercial, financial and
      agriculture                                         $105,449         $62,239           $45,282          $212,970
----------------------------------------------------------------------------------------------------------------------
   Real estate - construction                               28,423           4,595            32,530            65,548
----------------------------------------------------------------------------------------------------------------------
      TOTAL                                               $133,872         $66,834           $77,812          $278,518
----------------------------------------------------------------------------------------------------------------------
   Total of these selected loans due after one year with:
        Fixed interest rate                                                                                  $  37,165
----------------------------------------------------------------------------------------------------------------------
        Floating interest rate                                                                                 107,481
----------------------------------------------------------------------------------------------------------------------

INVESTMENT SECURITIES: The Corporation's securities portfolio is structured to provide liquidity and contribute to earnings. The Corporation classifies approximately 98% of its securities as available-for-sale -- see Footnote 4 to the financial statements. These securities are carried on the books at the estimated fair value with the unrealized holding gain/(loss), net of taxes, accounted for as an adjustment to the Corporation's equity. Management classifies a large portion of the securities portfolio as available-for-sale so that these securities will be available to be sold in future periods in carrying out the Corporation's investment strategies. The remaining securities are classified as held-to-maturity and are accounted for at amortized cost.

The Corporation's investment strategy is dynamic. As conditions change over time, the Corporation's overall interest rate risk, liquidity needs, and potential return on the investment portfolio will change. The Corporation regularly re-evaluates the securities in its portfolio based on circumstances as they evolve. Circumstances that may precipitate a sale of a security would be to better manage interest rate risk, meet liquidity needs, or to improve the overall yield from the investment portfolio. There were negligible security losses in 1997, $1.3 million, and $.6 million in 1996, and 1995, respectively. The Corporation's strategy has generally been to reinvest the proceeds from the sale of securities at a loss into higher yielding securities with modest extension of maturities. Generally lower overall interest rates in 1997 prevented this strategy from being executed.

The average yield on taxable investment securities was 7.00%, 6.85%, and 6.69% for 1997, 1996, and 1995, respectively. The average maturity or repricing of the taxable investment portfolio was approximately 3.1 years at year-end 1997 compared to 3.2 years at year-end 1996 and 3.4 years at year-end 1995.

The Corporation's nontaxable investment securities as a percent of total securities was increased to 16.2% in 1997 as more favorable tax-effective rates were available. The average tax-equivalent yield on the tax-exempt securities portfolio was 7.82%, 8.56%, and 8.61% for 1997, 1996, and 1995, respectively. The average maturity of the tax-exempt portfolio was approximately 7.1 years at year-end 1997 and year-end 1996 compared to 7.6 years at year-end 1995.

The following table sets forth the book value of investment securities at year end:

TABLE 5 - INVESTMENT SECURITIES

---------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (IN THOUSANDS)                                     1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Obligations of U.S. Treasury and other
      U.S. Government agencies                                       $159,248            $222,034            $192,263
---------------------------------------------------------------------------------------------------------------------
   Obligations of states and political subdivisions                    87,367              67,357              64,763
---------------------------------------------------------------------------------------------------------------------
   U.S. Government asset-backed securities
      and other asset-backed securities                               274,234             270,003             191,883
---------------------------------------------------------------------------------------------------------------------
   Other securities                                                    19,881              14,999              11,809
---------------------------------------------------------------------------------------------------------------------
      TOTAL                                                          $540,730            $574,393            $460,718
---------------------------------------------------------------------------------------------------------------------


EARNING RESULTS

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

The net yield on interest earning assets was relatively stable at 5.07% for 1997 compared to 5.09% for 1996 and 5.02% in 1995. Similarly, the net interest rate spread -- the difference between rates received for interest earning assets and the rates paid for interest bearing liabilities was within the narrow range of 4.36% to 4.41% for all three years.

The yield on average interest earning assets was 8.76% in 1997 compared to 8.75% in 1996 and 8.68% in 1995. Average interest earning assets increased by $193 million or 10.2% to $2,084 million in 1997 compared to an increase of $135 million or 7.7% to $1,892 million in 1996.

The rate paid on average interest bearing liabilities was 4.38% in 1997 compared to 4.34% in 1996 and 4.32% in 1995. Average interest bearing liabilities increased by $166.0 million or 10.4% to $1,760.1 million in 1997 compared to an increase of $104.4 million or 7.0% to $1,594.1 million in 1996. Average interest bearing deposits as a percentage of average interest bearing liabilities were 88.1% in 1997, 89.1% in 1996, and 88.4% in 1995.

TABLE 6 - DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

----------------------------------------------------------------------------------------------------------------------------
      December 31,                            1997                         1996                        1995
      (Dollars in thousands)       DAILY                 AVERAGE     Daily              Average    Daily             Average
                                  AVERAGE     INTEREST     RATE     Average  Interest     Rate    Average  Interest   Rate
----------------------------------------------------------------------------------------------------------------------------
   ASSETS
   INTEREST EARNING ASSETS:
      Loans (1) (2)               $1,527,694   $143,157    9.37%  $1,379,973  $129,843    9.41% $1,318,275 $122,121    9.26%
----------------------------------------------------------------------------------------------------------------------------
      Taxable investment
        securities                   474,707     33,229    7.00%     410,339    28,125    6.85%    360,539   24,119    6.69%
----------------------------------------------------------------------------------------------------------------------------
      Tax-exempt investment
        securities (3)                73,613      5,757    7.82%      61,768     5,288    8.56%     60,550    5,212    8.61%
----------------------------------------------------------------------------------------------------------------------------
      Interest bearing deposits
        in banks                          --         --      --           --        --      --         157        8    5.10%
----------------------------------------------------------------------------------------------------------------------------
      Federal funds sold               8,132        461    5.67%      39,573     2,184    5.52%     17,168    1,001    5.83%
----------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST EARNING
          ASSETS                   2,084,146    182,604    8.76%   1,891,653   165,440    8.75%  1,756,689  152,461    8.68%
----------------------------------------------------------------------------------------------------------------------------
   NONINTEREST EARNING ASSETS:
      Allowance for possible
        loan losses                  (34,346)                        (30,816)                      (27,171)
----------------------------------------------------------------------------------------------------------------------------
      Cash and due from banks         71,244                          69,396                        70,231
----------------------------------------------------------------------------------------------------------------------------
      Premises and equipment, net     27,361                          27,742                        27,541
----------------------------------------------------------------------------------------------------------------------------
      Other assets                    71,177                          53,820                        45,709
----------------------------------------------------------------------------------------------------------------------------
        TOTAL                     $2,219,582                      $2,011,795                    $1,872,999
----------------------------------------------------------------------------------------------------------------------------
   LIABILITIES AND
   STOCKHOLDERS' EQUITY
   INTEREST BEARING LIABILITIES:
      Transaction accounts        $  364,776 $    8,927    2.45%   $ 354,944  $  8,450    2.38% $  268,568 $  6,180    2.30%
----------------------------------------------------------------------------------------------------------------------------
      Savings deposits               278,371      7,863    2.82%     269,991     7,599    2.81%    358,490   10,658    2.97%
----------------------------------------------------------------------------------------------------------------------------
      Time deposits                  907,718     49,659    5.47%     795,984    44,612    5.60%    690,267   38,385    5.56%
----------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST BEARING
          DEPOSITS                 1,550,865     66,449    4.28%   1,420,919    60,661    4.27%  1,317,325   55,223    4.19%
----------------------------------------------------------------------------------------------------------------------------
      Short-term borrowings          162,626      7,738    4.76%     126,721     5,694    4.49%    139,035    7,173    5.16%
----------------------------------------------------------------------------------------------------------------------------
      Long-term debt                  46,652      2,846    6.10%      46,497     2,800    6.02%     33,413    1,951    5.84%
----------------------------------------------------------------------------------------------------------------------------
        TOTAL INTEREST BEARING
          LIABILITIES              1,760,143     77,033    4.38%   1,594,137    69,155    4.34%  1,489,773   64,347    4.32%
----------------------------------------------------------------------------------------------------------------------------
   NONINTEREST BEARING LIABILITIES:
      Demand deposits                228,598                         207,262                       196,406
----------------------------------------------------------------------------------------------------------------------------
      Other                           23,842                          22,641                        18,388
----------------------------------------------------------------------------------------------------------------------------
        TOTAL NONINTEREST BEARING
          LIABILITIES                252,440                         229,903                       214,794
----------------------------------------------------------------------------------------------------------------------------
      Stockholders' equity           206,999                         187,755                       168,432
----------------------------------------------------------------------------------------------------------------------------
        TOTAL                     $2,219,582                      $2,011,795                    $1,872,999
----------------------------------------------------------------------------------------------------------------------------
   Net interest earnings                       $105,571                      $  96,285                    $  88,114
----------------------------------------------------------------------------------------------------------------------------
   Net interest spread                                    4.38%                          4.41%                        4.36%
----------------------------------------------------------------------------------------------------------------------------
   Net yield on interest
      earning assets                                      5.07%                          5.09%                        5.02%
----------------------------------------------------------------------------------------------------------------------------

(1) Loan income includes net fee loan income of $1,670 in 1997, $1,905 in 1996 and $1,577 in 1995. Loan income also includes the effects of taxable equivalent adjustments using a 35% rate in 1997, 1996 and 1995. The taxable equivalent adjustment was $435 in 1997, $459 in 1996 and $395 in 1995.

(2) For purposes of this computation, nonaccrual loans are included in the daily average loans outstanding.

(3) Interest income on tax-exempt securities includes the effect of taxable equivalent adjustments using a 35% rate in 1997, 1996 and 1995. The taxable equivalent adjustment was $1,658 in 1997, $1,788 in 1996 and $1,778 in 1995.

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

TABLE 7 - VOLUME/RATE VARIANCE ANALYSIS

----------------------------------------------------------------------------------------------------------------------
                                               Change from 1996 to 1997                 Change from 1995 to 1996
                                          ----------------------------------------------------------------------------
      (IN THOUSANDS)                       Volume        Rate         TOTAL          Volume        Rate         Total
----------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in:
      Interest income:
         TOTAL LOANS                      $13,867      $   (553)     $13,314       $  5,737       $1,985      $  7,722
----------------------------------------------------------------------------------------------------------------------
      Taxable investments                   4,479           625        5,104          3,415          591         4,006
----------------------------------------------------------------------------------------------------------------------
      Tax-exempt investments                  953          (484)         469            106          (30)           76
----------------------------------------------------------------------------------------------------------------------
      Federal funds sold                   (1,781)           58       (1,723)         1,239          (56)        1,183
----------------------------------------------------------------------------------------------------------------------
      Interest bearing deposits
         in banks                              --            --           --             (4)          (4)           (8)
----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST INCOME             17,518          (354)      17,164         10,493        2,486        12,979
----------------------------------------------------------------------------------------------------------------------
   Interest expense:
      Transaction accounts                    231           246          477          2,048          222         2,270
----------------------------------------------------------------------------------------------------------------------
      Savings accounts                        237            27          264         (2,511)        (548)       (3,059)
----------------------------------------------------------------------------------------------------------------------
      Time deposits                         6,107        (1,060)       5,047          5,948          279         6,227
----------------------------------------------------------------------------------------------------------------------
      Short-term borrowings                 1,686           358        2,044           (600)        (879)       (1,479)
----------------------------------------------------------------------------------------------------------------------
      Long-term debt                            9            37           46            787           62           849
----------------------------------------------------------------------------------------------------------------------
         TOTAL INTEREST EXPENSE             8,270          (392)       7,878          5,672         (864)        4,808
----------------------------------------------------------------------------------------------------------------------
         NET VARIANCE                    $  9,248     $      38     $  9,286       $  4,821       $3,350      $  8,171
----------------------------------------------------------------------------------------------------------------------

OTHER INCOME: Total other income, exclusive of security losses, increased by 13.9% to $20.5 million in 1997 and increased by 7.8% to $18.0 million in 1996 compared to $16.7 million for 1995. Income from fiduciary activities increased by 26.7% to $5.2 million in 1997 primarily due to increases in assets under management for new Trust Department customers. The Other subcategory increased in 1997 due to rental income from operating leases originated by Scope Leasing, Inc., an aircraft leasing company acquired by the Corporation in May, 1994 and increased fees from check card and ATM products.

Losses on sale of securities were $1.3 million in 1996 compared to $.6 million in 1995. The proceeds from these sales of securities were generally invested in higher yielding, longer maturity securities to take advantage of an upward sloping yield curve. Generally lower overall interest rates and a flat yield curve prevented sales for losses and related reinvestments in 1997. During 1997, 1996, and 1995, the Corporation had no investment in off-balance sheet derivative instruments.

OTHER EXPENSE: Total Other Expense increased by 5.6% to $62.4 million in 1997 and increased by 4.6% to $59.1 million in 1996 compared to $56.5 million in 1995. Increases in Total Other Expense of approximately $2.0 million in 1997 and $1.4 million in 1996 were due to one-time expenses related to the May, 1997 merger with First-Knox. These expenses were absorbed by First-Knox in 1997 and 1996.

Salaries and employee benefits increased by 10.1% in 1997 and by 5.4% in 1996 compared to the prior years. The increase in 1997 was primarily due to one-time expenses related to the First-Knox merger of approximately $1.9 million for deferred employee payments, stock appreciation rights, and employee benefits expense. The increase in 1996 was due to normal merit increases and staff increases to accommodate new banking offices, extended hours in selected banking offices, and annuity/mutual fund alternative investment product sales. Full-time equivalent employees at year-end were 978 in 1997, 961 in 1996 and 944 in 1995. Amortization of intangibles expense increased sharply in 1997 to $2.0 million due to the increased amortization of goodwill resulting from branch purchases in 1997 and 1996.

Insurance expense decreased in 1997 and 1996 as Park's deposit insurance premium expense was sharply reduced. The Corporation's thrift subsidiary -- Mutual Federal Savings -- incurred a one-time FDIC recapitalization expense in 1996. Mutual Federal Savings converted to a national bank charter in the second quarter of 1997 and now operates under the name of Century National Bank.

The subcategory Other Expense decreased from 1995 in 1996 and 1997 primarily due to a decrease in depreciation expense from operating leases.

INCOME TAXES: Federal income tax expense as a percentage of income before taxes was 30.9% in 1997, 31.5% in 1996 and 30.8% in 1995. A lower tax percentage rate than the statutory rate of thirty-five percent is primarily due to tax-exempt interest income from state and municipal bond investments.

CREDIT EXPERIENCE

PROVISION FOR LOAN LOSSES: The provision for loan losses is the amount added to the allowance for loan losses to absorb possible future loan charge-offs. The amount of the loan loss provision is determined by management after reviewing the risk characteristics of the loan portfolio, historical loan loss experience and projections of future economic conditions. In 1997, First-Knox absorbed a significant increase in the loan loss provision charged to earnings in order to bring its allowance for possible loan losses into alignment with other Corporation affiliates. The impact of this was partially offset by a reduced loan loss provision at Park National Division.

The allowance for possible loan losses at December 31, 1997 totaled $35.6 million and represented 2.24% of total loans outstanding at December 31, 1997 compared to $32.3 million or 2.20% of total loans outstanding at December 31, 1996 and $29.2 million or 2.16% of total loans outstanding at December 31, 1995. The provision for loan losses increased by $1.7 million to $7.0 million for 1997 compared to $5.3 million for 1996 and $5.2 million for 1995. Net charge-offs increased by $1.6 million to $3.8 million for 1997 compared to $2.2 million for 1996 and $1.4 million for 1995.

The allowance for possible loan losses as a percentage of ending loans represents one measure of adequacy. The allowance for possible loan losses expressed as a percentage of nonperforming loans is another. On this basis, the December 31, 1997 allowance for possible loan losses represented 573% of nonperforming loans up from 425% at December 31, 1996 and 444% at December 31, 1995. It is management's opinion that the allowance for possible loan losses at year-end 1997 is adequate to absorb estimated credit losses in the loan portfolio.

The following table summarizes the loan loss provision, charge-offs and recoveries for the last five years:

TABLE 8 - SUMMARY OF LOAN LOSS EXPERIENCE

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31,
     (DOLLARS IN THOUSANDS)                          1997          1996           1995           1994         1993
----------------------------------------------------------------------------------------------------------------------
   AVERAGE LOANS
     (NET OF UNEARNED INTEREST)                   $1,527,694     $1,379,973     $1,318,275    $1,220,333    $1,112,873
----------------------------------------------------------------------------------------------------------------------
   ALLOWANCE FOR POSSIBLE LOAN LOSSES:
     Beginning balance                            $   32,347     $   29,239     $   25,438    $   23,775    $   21,564
----------------------------------------------------------------------------------------------------------------------
     CHARGE-OFFS:
       Commercial                                      1,332            868            407         1,131         1,374
----------------------------------------------------------------------------------------------------------------------
       Real estate                                     1,265            185            471            60           398
----------------------------------------------------------------------------------------------------------------------
       Consumer                                        3,530          2,971          2,019         1,777         1,748
----------------------------------------------------------------------------------------------------------------------
       Lease financing                                   144            414             55           103            92
----------------------------------------------------------------------------------------------------------------------
         TOTAL CHARGE-OFFS                             6,271          4,438          2,952         3,071         3,612
----------------------------------------------------------------------------------------------------------------------
     RECOVERIES:
       Commercial                                        400            420            175         1,035         1,088
----------------------------------------------------------------------------------------------------------------------
       Real estate                                       696            365            171           164           118
----------------------------------------------------------------------------------------------------------------------
       Consumer                                        1,198          1,404          1,074           984           622
----------------------------------------------------------------------------------------------------------------------
       Lease financing                                   226             63             85            73            61
----------------------------------------------------------------------------------------------------------------------
         TOTAL RECOVERIES                              2,520          2,252          1,505         2,256         1,889
----------------------------------------------------------------------------------------------------------------------
           NET CHARGE-OFFS                             3,751          2,186          1,447           815         1,723
----------------------------------------------------------------------------------------------------------------------
       Provision charged to earnings                   6,999          5,294          5,248         2,478         3,934
----------------------------------------------------------------------------------------------------------------------
     ENDING BALANCE                               $   35,595     $   32,347     $   29,239    $   25,438    $   23,775
----------------------------------------------------------------------------------------------------------------------
   RATIO OF NET CHARGE-OFFS TO
     AVERAGE LOANS                                     0.25%          0.16%          0.11%         0.07%         0.15%
----------------------------------------------------------------------------------------------------------------------
   RATIO OF ALLOWANCE FOR POSSIBLE
     LOAN LOSSES TO END OF YEAR LOANS,
     NET OF UNEARNED INTEREST                          2.24%          2.20%          2.16%         1.98%         2.04%
----------------------------------------------------------------------------------------------------------------------


The following table summarizes the allocation of allowance for possible loan losses:

TABLE 9 - ALLOCATION OF ALLOWANCE FOR POSSIBLE LOAN LOSSES

 -----------------------------------------------------------------------------------------------------------------------
                           1997                 1996                1995                1994                 1993
 -----------------------------------------------------------------------------------------------------------------------
                             PERCENT OF           Percent of          Percent of           Percent of          Percent of
   (Dollars in                LOANS PER           Loans Per           Loans Per            Loans Per           Loans Per
    thousands)     ALLOWANCE  CATEGORY  Allowance Category  Allowance Category   Allowance Category  Allowance Category
 -----------------------------------------------------------------------------------------------------------------------
   Commercial       $10,116     13.38%  $  8,996    15.28%  $  8,779     15.61%  $  7,572    14.73%  $  8,120    17.45%
 -----------------------------------------------------------------------------------------------------------------------
   Real estate       11,420     64.73%     9,902    61.32%     8,071     61.86%     7,252    61.94%     6,238    60.03%
 -----------------------------------------------------------------------------------------------------------------------
   Consumer          12,541     19.69%    12,513    21.80%    11,474     20.85%     9,772    21.66%     8,894    21.42%
 -----------------------------------------------------------------------------------------------------------------------
   Leases             1,518      2.20%       936     1.60%       915      1.68%       842     1.67%       523     1.10%
 -----------------------------------------------------------------------------------------------------------------------
     TOTAL          $35,595    100.00%   $32,347   100.00%   $29,239    100.00%   $25,438   100.00%   $23,775   100.00%
 -----------------------------------------------------------------------------------------------------------------------

As of December 31, 1997, the Corporation had no significant concentrations of loans to borrowers engaged in the same or similar industries nor did the Corporation have any loans to foreign governments.

NONPERFORMING ASSETS: Nonperforming loans include: l) loans whose interest is accounted for on a nonaccrual basis; 2) loans whose terms have been renegotiated; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue. Other real estate owned results from taking title to property used as collateral for a defaulted loan.

The following is a summary of the nonaccrual, past due and renegotiated loans and other real estate owned for the last five years:

TABLE 10 - NONPERFORMING ASSETS

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (DOLLARS IN THOUSANDS)                 1997          1996           1995           1994        1993
----------------------------------------------------------------------------------------------------------------------
   Nonaccrual loans                                     $2,060         $2,301        $2,425        $2,677       $2,718
----------------------------------------------------------------------------------------------------------------------
   Renegotiated loans                                    1,642          2,348         2,525         1,365        1,285
----------------------------------------------------------------------------------------------------------------------
   Loans past due 90 days or more                        2,512          2,963         1,640         1,090        2,035
----------------------------------------------------------------------------------------------------------------------
     TOTAL NONPERFORMING LOANS                           6,214          7,612         6,590         5,132        6,038
----------------------------------------------------------------------------------------------------------------------
   Other real estate owned                                 300            329           183           406        1,386
----------------------------------------------------------------------------------------------------------------------
     TOTAL NONPERFORMING ASSETS                         $6,514         $7,941        $6,773        $5,538       $7,424
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NONPERFORMING LOANS TO
     LOANS, NET OF UNEARNED INTEREST                     0.39%          0.52%         0.49%         0.40%        0.52%
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NONPERFORMING ASSETS TO
     LOANS, NET OF UNEARNED INTEREST                     0.41%          0.54%         0.50%         0.43%        0.64%
----------------------------------------------------------------------------------------------------------------------
   PERCENTAGE OF NONPERFORMING ASSETS TO
     TOTAL ASSETS                                        0.28%          0.36%         0.34%         0.30%        0.43%
----------------------------------------------------------------------------------------------------------------------

Tax equivalent interest income from loans of $143.2 million for 1997 would have increased by $87,000 if all loans had been current in accordance with their original terms. Interest income for the year ended December 31, 1997 in the approximate amount of $373,000 is included in interest income for those loans in accordance with original terms.

The Corporation had $17.6 million of loans included on the Corporation's watch list of potential problem loans at December 31, 1997 compared to $19.8 million at year-end 1996 and $18.9 million at year-end 1995. The existing conditions of these loans do not warrant classification as nonaccrual. Management undertakes additional surveillance regarding a borrower's ability to comply with payment terms for watch list loans.

TECHNOLOGY RISK - YEAR 2000 COMPLIANCE ISSUES

In early 1997, the Corporation formed a Year 2000 project team to identify software systems and computer-related devices that require modification for the year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of completing this project plan. The Corporation has incurred expenses throughout 1997 related to this project and will continue to incur expenses over the next two years. These expenses are not expected to materially impact operating results in any one period, with a significant portion of these expenses represented by existing staff that has been redeployed to this project. Many of the Corporation's systems are vendor-supplied. All the vendors have been contacted and most have provided certification or a delivery commitment letter for compliance with Year 2000. Management presently believes with the planned modifications to existing systems, conversion to new systems, and vendor delivery of millenium-compliant systems, the year 2000 compliance issues will be resolved on a timely basis, and any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.

CAPITAL RESOURCES

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT: The Corporation's objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents increased by $11.8 million during 1997 to $93.6 million at year end. Cash provided by operating activities was $44.8 million in 1997, $35.2 million in 1996, and $39.3 million in 1995. Net income was the primary source of such cash during each year.

Cash used in investing activities was $93.4 million in 1997, $249.5 million in 1996, and $103.0 million in 1995. The primary use of cash in investing activities was the net increase in the loan portfolio. Cash used for the net increase in loans was $111.3 million in 1997, $87.6 million in 1996, and $71.4 million in 1995. Cash of $6.7 million was used in 1997 to purchase branch offices and $11.6 million was used to acquire the related loans. During 1996, $10.9 million in cash was used to purchase branch offices and $30.8 million was invested to acquire the related loans.

Security transactions are the other major source or use of cash in investing activities. Proceeds from the sale or maturity of securities provide cash and purchases of securities use cash. Net security transactions provided $38.9 million of cash in 1997 and used $118.2 million and $27.7 million of cash in 1996 and 1995, respectively.

Cash provided by financing activities was $60.4 million in 1997, $183.0 million in 1996, and $94.6 million in 1995. A major source of cash for financing activities is the net increase in deposits. Cash provided from the net increase in deposits was $42.3 million in 1997, $54.9 million in 1996 and $155.1 million in 1995. The purchase of deposits with the branch offices in 1997 and 1996 provided cash of $49.2 million and $97.9 million, respectively.

Changes in short-term borrowings or long-term debt is a major source or use of cash for financing activities. The net increase in short-term borrowings provided cash of $16.5 million in 1997 and $13.1 million in 1996. The net decrease in short-term borrowings used cash of $44.7 million in 1995. Proceeds from long-term debt provided cash of $30.0 million in 1996 and $5.0 million in 1995. Cash was used to repay long-term debt of $31.5 million in 1997, $1.0 million in 1996, and $6.3 million in 1995.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Liquidity is enhanced by assets maturing or repricing within one year. Assets maturing or repricing within one year were $1,273 million or 59.7% of interest earning assets at year-end 1997. Liquidity is also enhanced by a significant amount of stable core deposits from a variety of customers in several Ohio markets served by the Corporation.

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

The following table shows interest sensitivity data for five different time intervals as of December 31, 1997:

TABLE 11 - INTEREST RATE SENSITIVITY

----------------------------------------------------------------------------------------------------------------------
                                                  0-3        3-12         1-3          3-5       Over 5
     (DOLLARS IN THOUSANDS)                     Months      Months       Years        Years       Years        TOTAL
----------------------------------------------------------------------------------------------------------------------
   INTEREST RATE SENSITIVE ASSETS:
     Investment securities (1)               $   31,607   $  78,547     $146,826   $  60,239    $223,511    $  540,730
----------------------------------------------------------------------------------------------------------------------
     Loans (1)                                  544,828     618,389      271,157     115,459      42,094     1,591,927
----------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EARNING ASSETS            576,435     696,936      417,983     175,698     265,605     2,132,657
----------------------------------------------------------------------------------------------------------------------
   INTEREST BEARING LIABILITIES:
     Interest bearing checking (2)               31,022          --       93,065          --          --       124,087
----------------------------------------------------------------------------------------------------------------------
     Savings accounts (2)                       137,013          --      137,012          --          --       274,025
----------------------------------------------------------------------------------------------------------------------
     Money market checking                      242,854          --           --          --          --       242,854
----------------------------------------------------------------------------------------------------------------------
     Time deposits                              201,715     449,682      255,841      44,000       3,326       954,564
----------------------------------------------------------------------------------------------------------------------
     Other                                        1,567          --           --          --          --         1,567
----------------------------------------------------------------------------------------------------------------------
       Total deposits                           614,171     449,682      485,918      44,000       3,326     1,597,097
----------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                      149,824       1,800           --          --          --       151,624
----------------------------------------------------------------------------------------------------------------------
     Long-term debt                                 731       1,080       20,984       2,398       5,675        30,868
----------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST BEARING
         LIABILITIES                            764,726     452,562      506,902      46,398       9,001     1,779,589
----------------------------------------------------------------------------------------------------------------------
   INTEREST RATE SENSITIVITY GAP               (188,291)    244,374      (88,919)    129,300     256,604       353,068
----------------------------------------------------------------------------------------------------------------------
   CUMULATIVE RATE SENSITIVITY GAP             (188,291)     56,083      (32,836)     96,464     353,068
----------------------------------------------------------------------------------------------------------------------
   CUMULATIVE GAP AS A PERCENTAGE
     OF TOTAL INTEREST EARNING ASSETS            -8.83%       2.63%       -1.54%       4.52%      16.56%
----------------------------------------------------------------------------------------------------------------------

(1) Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their repricing date or their expected repayment dates and not by their contractual maturity.

(2) Management considers interest bearing checking accounts and savings accounts to be core deposits; therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 25% of interest bearing checking accounts and 50% of savings accounts are considered to reprice within one year. If all of the interest bearing checking accounts and savings accounts were considered to reprice within one year, the one-year cumulative gap would change from a positive 2.63% to a negative 8.16%.


For the first three months, there was a cumulative excess of rate-sensitive liabilities over rate-sensitive assets while in the next period (three to twelve months), the reverse was true. For the year, rate-sensitive assets are greater than rate-sensitive liabilities, by 2.63% of interest earning assets, which indicates that the Corporation's interest rate risk position is somewhat balanced. A positive one-year cumulative gap would suggest that the Corporation's net interest margin would modestly increase, if interest rates were to rise. The interest rate sensitivity gap analysis does provide a good overall picture of the Corporation's static interest rate risk position.

The Corporation's current policy is that the one-year cumulative gap should not exceed fifteen percent of earning assets for three consecutive quarters. Trying to manage this gap within an acceptable percentage range of earning assets is a continual challenge in a changing interest rate environment and one of the objectives of the Corporation's Asset/Liability Committee.

The usefulness of the interest sensitivity gap analysis as a forecasting tool in projecting net interest income is limited. The gap analysis does not consider the magnitude by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of transaction and savings accounts that may not prove to be correct. Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin.

The Corporation uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. This model is based on actual cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. This model also includes management's projections for activity levels of various balance sheet instruments and noninterest fee income and operating expense. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into this earnings simulation model. These assumptions are inherently uncertain and, as a result, the model can not precisely measure net interest income or precisely predict the impact of changes in interest rates on net interest income and net income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management uses a .50% change in market interest rates per quarter for a total of 2.00% per year in evaluating the impact of changing interest rates on net interest income and net income over a one-year horizon. At December 31, 1997, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and decrease by 2.2% using a declining interest rate scenario over the next year. At December 31, 1996, the earnings simulation model projected that net income would increase by 2.8% using a rising interest rate scenario and decrease by 3.2% using a declining interest rate scenario over a one-year horizon. Management believes that at December 31, 1997 the balance sheet reflects a slight asset sensitive rate risk position for the one-year horizon.

CAPITAL: The Corporation's primary means of maintaining capital adequacy is through net retained earnings. At December 31, 1997, the Corporation's equity capital was $222.1 million, an increase of 11.6% over the equity capital at December 31, 1996. Exclusive of the unrealized gain on available-for-sale securities, equity capital increased 10.7% in 1997 compared to 1996.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. In 1990, the banking industry began to phase in new capital requirements based on "risk-based" assets. The unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The capital standard of risk-based capital to risk-based assets is 8.00% at December 31, 1997. At year-end 1997, the Corporation had a risk-based capital ratio of 14.72% or capital above the minimum required by $99.4 million. The capital standard of Tier 1 capital to risk-based assets is 4% at December 31, 1997. Tier 1 capital includes stockholders' equity net of goodwill and any other intangible assets.
At year-end 1997, the Corporation had a Tier 1 capital to risk-based assets ratio of 13.46% or capital above the minimum required by $139.8 million. Bank regulators have also established a leverage capital ratio of 4%, consisting of Tier 1 capital to total assets, not risk adjusted. At year-end 1997, the Corporation had a leverage capital ratio of 8.91% or capital above the minimum required by $109.7 million. Regulatory guidelines also establish capital ratio requirements for "well capitalized" bank holding companies. The capital ratios are 10% for risk-based capital, 6% for Tier 1 capital to risk-based assets and 5% for Tier 1 capital to total assets. The Corporation exceeds these higher capital standards and therefore is classified as "well capitalized."

The financial institution subsidiaries of the Corporation each met the well capitalized capital ratio guidelines at December 31, 1997. The table below indicates the capital ratios for each subsidiary and the Corporation at December 31, 1997:

TABLE 12 - CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------------------
                                                                                  TIER 1                   TOTAL
     DECEMBER 31, 1997                                    LEVERAGE              RISK-BASED              RISK-BASED
-------------------------------------------------------------------------------------------------------------------
   Park National Bank                                       6.17%                   8.55%                  11.22%
-------------------------------------------------------------------------------------------------------------------
   Richland Trust Company                                   5.97%                  10.43%                  11.69%
-------------------------------------------------------------------------------------------------------------------
   Century National Bank                                    5.93%                  10.03%                  11.30%
-------------------------------------------------------------------------------------------------------------------
   First-Knox National Bank                                 6.67%                   9.63%                  11.49%
-------------------------------------------------------------------------------------------------------------------
   Park National Corporation                                8.91%                  13.46%                  14.72%
-------------------------------------------------------------------------------------------------------------------
   Minimum Capital Ratio                                    4.00%                   4.00%                   8.00%
-------------------------------------------------------------------------------------------------------------------
   Well Capitalized Ratio                                   5.00%                   6.00%                  10.00%
-------------------------------------------------------------------------------------------------------------------



RISK-BASED CAPITAL RATIOS  December 31, 1997

[GRAPHIC]

        Park
        Well Capitalized
        Regulatory Minimum

AVERAGE STOCKHOLDERS' EQUITY (millions)

1997                $207.0
1996                $187.8
1995                $168.4
1994                $150.6
1993                $134.6

EFFECTS OF INFLATION: Balance sheets of financial institutions typically contain assets and liabilities that are monetary in nature and therefore, differ greatly from most commercial and industrial companies which have significant investments in premises, equipment and inventory. During periods of inflation, financial institutions that are in a net positive monetary position will experience a decline in purchasing power, which does have an impact on growth. Another significant effect on internal equity growth is other expenses, which tend to rise during periods of inflation.

Management believes the most significant impact on financial results is the Corporation's ability to align its asset/liability management program to react to changes in interest rates.

The following table summarizes five-year financial information:

TABLE 13 - CONSOLIDATED FIVE-YEAR SELECTED FINANCIAL DATA

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31,
     (DOLLARS IN THOUSANDS,                            1997             1996         1995         1994         1993
     EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
   RESULTS OF OPERATIONS:
     Interest income                                $   180,511    $   163,193    $  150,288   $  127,411   $  121,676
----------------------------------------------------------------------------------------------------------------------
     Interest expense                                    77,033         69,155        64,347       48,791       46,520
----------------------------------------------------------------------------------------------------------------------
     Net interest income                                103,478         94,038        85,941       78,620       75,156
----------------------------------------------------------------------------------------------------------------------
     Noninterest income                                  20,479         16,660        16,049       11,783       13,375
----------------------------------------------------------------------------------------------------------------------
     Noninterest expense                                 62,408         59,112        56,501       52,512       52,959
----------------------------------------------------------------------------------------------------------------------
     Provision for losses                                 6,999          5,294         5,248        2,478        3,934
----------------------------------------------------------------------------------------------------------------------
     Income before extraordinary item and
       cumulative effect of a change in
       accounting principle                              37,693         31,700        27,829       25,181       22,211
----------------------------------------------------------------------------------------------------------------------
     Net income                                          37,693         31,700        27,829       25,181       23,711
----------------------------------------------------------------------------------------------------------------------
   PER SHARE:
     Income before extraordinary item and
       cumulative effect of a change in
       accounting principle - basic                       $4.02          $3.39         $2.96        $2.68        $2.42
----------------------------------------------------------------------------------------------------------------------
     Income before extraordinary item and
       cumulative effect of a change in
       accounting principle - diluted                      4.00           3.38          2.95         2.67         2.39
----------------------------------------------------------------------------------------------------------------------
     Net income - basic                                    4.02           3.39          2.96         2.68         2.58
----------------------------------------------------------------------------------------------------------------------
     Net income - diluted                                  4.00           3.38          2.95         2.67         2.55
----------------------------------------------------------------------------------------------------------------------
     Cash dividends declared                               1.68           1.45          1.25         0.98         1.05
----------------------------------------------------------------------------------------------------------------------
   AVERAGE BALANCES:
     Loans                                           $1,527,694     $1,379,973    $1,318,275   $1,221,333   $1,112,873
----------------------------------------------------------------------------------------------------------------------
     Investment securities                              548,320        472,107       421,089      429,572      434,963
----------------------------------------------------------------------------------------------------------------------
     Money market instruments and other                   8,132         39,573        17,325        8,612       18,473
----------------------------------------------------------------------------------------------------------------------
       TOTAL INTEREST EARNING ASSETS                  2,084,146      1,891,653     1,756,689    1,659,517    1,566,309
----------------------------------------------------------------------------------------------------------------------
     Noninterest bearing deposits                       228,598        207,262       196,406      186,508      169,498
----------------------------------------------------------------------------------------------------------------------
     Interest bearing deposits                        1,550,865      1,420,919     1,317,325    1,264,862    1,229,858
----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                 1,779,463      1,628,181     1,513,731    1,451,370    1,399,356
----------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                              162,626        126,721       139,035      130,831      110,973
----------------------------------------------------------------------------------------------------------------------
     Long-term debt                                      46,652         46,497        33,413       27,246        4,773
----------------------------------------------------------------------------------------------------------------------
     Stockholders' equity                               206,999        187,755       168,432      150,640      134,642
----------------------------------------------------------------------------------------------------------------------
     Total assets                                     2,219,582      2,011,795     1,872,999    1,772,848    1,662,533
----------------------------------------------------------------------------------------------------------------------
   RATIOS:
     Return on average assets                             1.70%          1.58%         1.49%        1.42%        1.43%
----------------------------------------------------------------------------------------------------------------------
     Return on average equity                            18.21%         16.88%        16.52%       16.72%       17.61%
----------------------------------------------------------------------------------------------------------------------
     Net interest margin (1)                              5.07%          5.09%         5.02%        4.88%        4.94%
----------------------------------------------------------------------------------------------------------------------
     Noninterest expense to
       net revenue (1)                                   49.51%         52.34%        54.24%       56.59%       58.38%
----------------------------------------------------------------------------------------------------------------------
     Dividend payout ratio                               41.93%         40.66%        38.45%       33.95%       36.87%
----------------------------------------------------------------------------------------------------------------------
     Average stockholders' equity to
       average total assets                               9.33%          9.33%         8.99%        8.50%        8.10%
----------------------------------------------------------------------------------------------------------------------
     Leveraged capital                                    8.91%          8.73%         9.06%        8.62%        8.14%
----------------------------------------------------------------------------------------------------------------------
     Tier 1 capital                                      13.46%         13.16%        14.06%       13.37%       13.47%
----------------------------------------------------------------------------------------------------------------------
     Risk-based capital                                  14.72%         14.42%        15.30%       14.61%       14.70%
----------------------------------------------------------------------------------------------------------------------

(1) Computed on a fully taxable equivalent basis

The following table is a summary of selected quarterly results of operations for the years ended December 31, 1997 and 1996. Certain quarterly amounts have been reclassified to conform to the year-end financial statement presentation.

TABLE 14 - QUARTERLY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------------
     (DOLLARS IN THOUSANDS,                                                 THREE MONTHS ENDED
     EXCEPT PER SHARE DATA)                         --------------------------------------------------------------------
                                                          MARCH 31          JUNE 30           SEPT. 30         DEC. 31
------------------------------------------------------------------------------------------------------------------------
   1997:
     Interest income                                       $43,461          $45,214           $45,731          $46,105
------------------------------------------------------------------------------------------------------------------------
     Interest expense                                       18,777           19,466            19,451           19,339
------------------------------------------------------------------------------------------------------------------------
     Net interest income                                    24,684           25,748            26,280           26,766
------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                               1,194            1,454             1,521            2,830
------------------------------------------------------------------------------------------------------------------------
     Loss on the sale of securities                             --               --                (7)              --
------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                             13,016           13,849            15,040           12,645
------------------------------------------------------------------------------------------------------------------------
     Net income                                              8,989            9,552            10,384            8,768
------------------------------------------------------------------------------------------------------------------------
     Per share data:
       Net income - basic                                     0.96             1.02              1.11             0.93
------------------------------------------------------------------------------------------------------------------------
       Net income - diluted                                   0.96             1.01              1.10             0.93
------------------------------------------------------------------------------------------------------------------------
     Weighted-average common
       stock outstanding - basic                         9,343,358        9,402,886         9,410,162        9,386,903
------------------------------------------------------------------------------------------------------------------------
     Weighted-average common
       stock equivalent - diluted                        9,390,650        9,420,240         9,448,032        9,436,164
------------------------------------------------------------------------------------------------------------------------
   1996:
     Interest income                                       $39,511          $39,640           $41,074          $42,968
------------------------------------------------------------------------------------------------------------------------
     Interest expense                                       16,933           16,629            17,483           18,110
------------------------------------------------------------------------------------------------------------------------
     Net interest income                                    22,578           23,011            23,591           24,858
------------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                               1,086            1,256             1,216            1,736
------------------------------------------------------------------------------------------------------------------------
     Loss on the sale of securities                           (300)            (400)             (168)            (456)
------------------------------------------------------------------------------------------------------------------------
     Income before income taxes                             10,930           12,174            12,971           10,217
------------------------------------------------------------------------------------------------------------------------
     Net income                                              7,589            8,423             8,947            6,741
------------------------------------------------------------------------------------------------------------------------
     Per share data:
       Net income - basic                                     0.81             0.90              0.96             0.72
------------------------------------------------------------------------------------------------------------------------
       Net income - diluted                                   0.81             0.90              0.95             0.72
------------------------------------------------------------------------------------------------------------------------
     Weighted-average common
       stock outstanding - basic                         9,346,853        9,354,309         9,353,594        9,352,853
------------------------------------------------------------------------------------------------------------------------
     Weighted-average common
       stock equivalent - diluted                        9,380,518        9,385,471         9,393,742        9,386,219
------------------------------------------------------------------------------------------------------------------------

The Corporation's common stock (symbol:PRK) is traded on the American Stock Exchange (AMEX). At December 31, 1997, the Corporation had 2,691 stockholders of record. The following table sets forth the high, low and closing sale prices of, and dividends declared on the common stock for each quarterly period for the years ended December 31, 1997 and 1996, as reported by AMEX.


TABLE 15 - MARKET AND DIVIDEND INFORMATION

---------------------------------------------------------------------------------------------------------------------
                                                                                                              CASH
                                                                                                            DIVIDEND
                                                                                         LAST               DECLARED
                                               HIGH                 LOW                 PRICE               PER SHARE
---------------------------------------------------------------------------------------------------------------------
   1997:
     First Quarter                            $54 5/8               $51 1/8              $54 5/8                $0.40
---------------------------------------------------------------------------------------------------------------------
     Second Quarter                            79 3/4                54 1/8               79 3/4                 0.40
---------------------------------------------------------------------------------------------------------------------
     Third Quarter                             80 7/8                66 5/8               80 7/8                 0.40
---------------------------------------------------------------------------------------------------------------------
     Fourth Quarter                            98                    80                   88 1/8                 0.48
---------------------------------------------------------------------------------------------------------------------
   1996:
     First Quarter                             $50 1/4               $47 3/8             $48 3/8                $0.35
---------------------------------------------------------------------------------------------------------------------
     Second Quarter                            49 1/2                46 3/8               49 1/2                 0.35
---------------------------------------------------------------------------------------------------------------------
     Third Quarter                             49 5/8                47 7/8               48 1/4                 0.35
---------------------------------------------------------------------------------------------------------------------
     Fourth Quarter                            53                    48                   53                     0.40
---------------------------------------------------------------------------------------------------------------------

TEN-YEAR RETURN  (December 31, 1987 - December 31, 1997)

                                   [GRAPHIC]

87               $ 1,000
88
89
90
91
92
93
94
95
96
97               $11,687


Assumes initial investment of $1,000 with reinvestment of dividends in the common stock of Park.

STOCKHOLDERS' INFORMATION

STOCK LISTING:

      AMEX Symbol - PRK
      CUSIP #700658107

GENERAL STOCKHOLDER INQUIRIES:

      Park National Corporation
      David C. Bowers, Secretary
      50 North Third Street
      Post Office Box 3500
      Newark, Ohio 43058-3500
      740/349-3708

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

DIRECT DEPOSIT OF DIVIDENDS:

      The Corporation's stockholders may have their dividend payments directly deposited into their checking, savings or money market account. This direct deposit of dividends is free for all stockholders. If you have any questions or need an enrollment form, please contact the Corporation's Stock Transfer Agent and Registrar indicated below.

STOCK TRANSFER AGENT AND REGISTRAR:

      First-Knox National Bank
      P.O. Box 871
      One South Main Street
      Mount Vernon, Ohio 43050-0871
      800/837-5266

FORM 10-K:

      Copies of Park National Corporation's Form 10-K for 1997, including financial statements and inserts, may be obtained by contacting the Secretary as indicated above.

INTERNET ADDRESS:

      http://www.parknationalbank.com/corp.htm

E-MAIL:

      main@parknationalbank.com

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Park National Corporation

We have audited the accompanying consolidated balance sheets of Park National Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Park National Corporation and First-Knox Banc Corp. (First-Knox), which has been accounted for using the pooling of interests accounting method as described in Note 2 to the consolidated financial statements. We did not audit the 1996 and 1995 financial statements of First-Knox, which statements reflect total assets constituting 26% for 1996 and net income constituting 19% for 1996 and 21% for 1995 of the related consolidated financial statement totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for First-Knox, is based solely on the report of other auditors.

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

In our opinion, based on our audits, and for 1996 and 1995, the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park National Corporation and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                       /s/ ERNST & YOUNG LLP

Columbus, Ohio
January 20, 1998

CONSOLIDATED BALANCE SHEETS

PARK NATIONAL CORPORATION AND SUBSIDIARIES at December 31, 1997 and 1996 (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
ASSETS
                                                                                          1997                 1996
-----------------------------------------------------------------------------------------------------------------------
   Cash and due from banks                                                            $     93,585        $     81,765
-----------------------------------------------------------------------------------------------------------------------
   INVESTMENT SECURITIES:
     Securities available-for-sale, at fair value
       (amortized cost of $522,179 and $556,436 at
       December 31, 1997 and 1996, respectively)                                           532,922             563,613
-----------------------------------------------------------------------------------------------------------------------
     Securities held-to-maturity, at amortized
       cost (fair value approximates $8,156 and
       $11,217 at December 31, 1997 and 1996, respectively)                                  7,808              10,780
-----------------------------------------------------------------------------------------------------------------------
         TOTAL INVESTMENT SECURITIES                                                       540,730             574,393
-----------------------------------------------------------------------------------------------------------------------
   Loans                                                                                 1,603,648           1,483,387
-----------------------------------------------------------------------------------------------------------------------
     Unearned loan interest                                                                (11,721)            (11,363)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                                                                     1,591,927           1,472,024
-----------------------------------------------------------------------------------------------------------------------
     Allowance for possible loan losses                                                    (35,595)            (32,347)
-----------------------------------------------------------------------------------------------------------------------
         LOANS, NET                                                                      1,556,332           1,439,677
-----------------------------------------------------------------------------------------------------------------------
   OTHER ASSETS:
     Premises and equipment, net                                                            27,805              27,548
-----------------------------------------------------------------------------------------------------------------------
     Accrued interest receivable                                                            13,923              12,790
-----------------------------------------------------------------------------------------------------------------------
     Other                                                                                  56,008              48,797
-----------------------------------------------------------------------------------------------------------------------
         TOTAL OTHER ASSETS                                                                 97,736              89,135
-----------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                                 $2,288,383          $2,184,970
-----------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the financial statements.

PARK NATIONAL CORPORATION AND SUBSIDIARIES at December 31, 1997 and 1996 (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------
                                                                                         1997                 1996
-----------------------------------------------------------------------------------------------------------------------
   DEPOSITS:
     Noninterest bearing                                                               $   257,867         $   225,424
-----------------------------------------------------------------------------------------------------------------------
     Interest bearing                                                                    1,597,097           1,537,994
-----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                                                    1,854,964           1,763,418
-----------------------------------------------------------------------------------------------------------------------
   BORROWINGS:
     Short-term borrowings                                                                 151,624             135,111
-----------------------------------------------------------------------------------------------------------------------
     Long-term debt                                                                         30,868              62,375
-----------------------------------------------------------------------------------------------------------------------
   OTHER LIABILITIES:
     Accrued interest payable                                                                6,548               6,620
-----------------------------------------------------------------------------------------------------------------------
     Other                                                                                  22,262              18,485
-----------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER LIABILITIES                                                              28,810              25,105
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                               2,066,266           1,986,009
-----------------------------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY:
     Common stock, no par value (20,000,000 shares authorized;
       9,551,203 shares issued in 1997 and 9,443,864
       issued in 1996)                                                                      68,275              64,611
-----------------------------------------------------------------------------------------------------------------------
     Unrealized holding gain on
       available-for-sale securities, net                                                    7,019               4,687
-----------------------------------------------------------------------------------------------------------------------
     Retained earnings                                                                     154,535             132,648
-----------------------------------------------------------------------------------------------------------------------
     Less: Treasury stock (158,864 shares in 1997 and
       89,426 shares in 1996)                                                               (7,712)             (2,985)
-----------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                        222,117             198,961
-----------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $2,288,383          $2,184,970
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------
                                                                            1997              1996               1995
----------------------------------------------------------------------------------------------------------------------
   Interest income:
     Interest and fees on loans                                            $142,722          $129,384         $121,726
----------------------------------------------------------------------------------------------------------------------
     Interest and dividends on:
Obligations of U.S. Government, its agencies
         and other securities                                                33,229            28,125           24,119
----------------------------------------------------------------------------------------------------------------------
       Obligations of states and political subdivisions                       4,099             3,500            3,434
----------------------------------------------------------------------------------------------------------------------
     Other interest income                                                      461             2,184            1,009
----------------------------------------------------------------------------------------------------------------------
       Total interest income                                                180,511           163,193          150,288
----------------------------------------------------------------------------------------------------------------------
   Interest expense:
     Interest on deposits:
       Demand and savings deposits                                           16,790            16,049           16,838
----------------------------------------------------------------------------------------------------------------------
       Time deposits                                                         49,659            44,612           38,385
----------------------------------------------------------------------------------------------------------------------
     Interest on short-term borrowings                                        7,738             5,694            7,173
----------------------------------------------------------------------------------------------------------------------
     Interest on long-term debt                                               2,846             2,800            1,951
----------------------------------------------------------------------------------------------------------------------
       Total interest expense                                                77,033            69,155           64,347
----------------------------------------------------------------------------------------------------------------------
         Net interest income                                                103,478            94,038           85,941
----------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  6,999             5,294            5,248
----------------------------------------------------------------------------------------------------------------------
         Net interest income after provision for loan losses                 96,479            88,744           80,693
----------------------------------------------------------------------------------------------------------------------
   Other income:
     Income from fiduciary activities                                         5,192             4,099            3,583
----------------------------------------------------------------------------------------------------------------------
     Service charges on deposit accounts                                      6,308             5,849            5,388
----------------------------------------------------------------------------------------------------------------------
     Loss on sales of securities                                                 (7)           (1,324)            (634)
----------------------------------------------------------------------------------------------------------------------
     Other service income                                                     3,376             3,236            2,805
----------------------------------------------------------------------------------------------------------------------
     Other                                                                    5,610             4,800            4,907
----------------------------------------------------------------------------------------------------------------------
       Total other income                                                 $  20,479         $  16,660        $  16,049
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF INCOME


for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------
                                                                            1997              1996               1995
----------------------------------------------------------------------------------------------------------------------
   OTHER EXPENSE:
     Salaries and employee benefits                                         $31,888           $28,966          $27,476
----------------------------------------------------------------------------------------------------------------------
     Data processing fees                                                     5,306             5,183            4,836
----------------------------------------------------------------------------------------------------------------------
     Fees and service charges                                                 3,732             4,874            3,272
----------------------------------------------------------------------------------------------------------------------
     Net occupancy expense of bank premises                                   3,339             3,063            2,933
----------------------------------------------------------------------------------------------------------------------
     Amortization of intangibles                                              2,019               635              603
----------------------------------------------------------------------------------------------------------------------
     Furniture and equipment expense                                          3,680             3,589            3,256
----------------------------------------------------------------------------------------------------------------------
     Insurance                                                                  774             1,785            2,325
----------------------------------------------------------------------------------------------------------------------
     Marketing                                                                2,182             1,925            1,796
----------------------------------------------------------------------------------------------------------------------
     Postage and telephone                                                    2,747             2,539            2,446
----------------------------------------------------------------------------------------------------------------------
     State taxes                                                              1,957             2,022            2,027
----------------------------------------------------------------------------------------------------------------------
     Other                                                                    4,784             4,531            5,531
----------------------------------------------------------------------------------------------------------------------
       TOTAL OTHER EXPENSE                                                   62,408            59,112           56,501
----------------------------------------------------------------------------------------------------------------------
         INCOME BEFORE FEDERAL INCOME TAXES                                  54,550            46,292           40,241
----------------------------------------------------------------------------------------------------------------------
   Federal income taxes                                                      16,857            14,592           12,412
----------------------------------------------------------------------------------------------------------------------
         NET INCOME                                                         $37,693           $31,700          $27,829
----------------------------------------------------------------------------------------------------------------------

   EARNINGS PER SHARE:
         BASIC                                                                $4.02             $3.39            $2.96
----------------------------------------------------------------------------------------------------------------------
         DILUTED                                                              $4.00             $3.38            $2.95
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

for the years ended December 31, 1997, 1996 and 1995 (Dollars in thousands, except share data)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               UNREALIZED
                                                                                 HOLDING
                                                                              GAIN/(LOSS) ON
                                                  COMMON STOCK                  AVAILABLE-         TREASURY STOCK
                                             ---------------------               FOR-SALE      ------------------------
                                               SHARES                RETAINED   SECURITIES,
                                               ISSUED      AMOUNT    EARNINGS       NET           SHARES       AMOUNT        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 1995                    9,373,236   $   56,336   $  106,260   $   (7,350)      32,960   $     (255)  $  154,991
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock purchased                       --           --           --           --        112,977       (4,675)      (4,675)
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock reissued primarily for
    stock options exercised                      --           --           --           --         (5,345)         212          212
-----------------------------------------------------------------------------------------------------------------------------------
  Shares issued for dividend
    reinvestment
    plan and stock options                      8,116          239         --           --           --           --            239
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                     --           --         27,829         --           --           --         27,829
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends:
    Corporation at $1.25 per share               --           --         (8,950)        --           --           --         (8,950)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared First-Knox,
    prior to merger                              --           --         (1,751)        --           --           --         (1,751)
-----------------------------------------------------------------------------------------------------------------------------------
  Two-for-one stock split in the
    form of a 100% stock dividend
    at First-Knox, prior to merger               --          5,693       (5,693)        --           --           --           --
-----------------------------------------------------------------------------------------------------------------------------------
  Unrealized net holding gain on
    available-for-sale securities                --           --           --         15,188         --           --         15,188
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                  9,381,352       62,268      117,695        7,838      140,592       (4,718)     183,083
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock purchased                       --           --           --           --         13,000         (640)        (640)
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock reissued primarily for
    stock options exercised                      --             38      (15,628)         650          688
-----------------------------------------------------------------------------------------------------------------------------------
  Shares issued for dividend
    reinvestment
    plan and stock options                      5,540          171         --           --           --           --            171
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                     --           --         31,700         --           --           --         31,700
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends:
    Corporation at $1.45 per share               --           --        (10,354)        --           --           --        (10,354)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared First-Knox,
    prior to merger                              --           --         (2,536)        --           --           --         (2,536)
-----------------------------------------------------------------------------------------------------------------------------------
  5% stock dividend at First-Knox,
    prior to merger                            56,972        2,134       (3,857)        --        (48,538)       1,723         --
-----------------------------------------------------------------------------------------------------------------------------------
  Unrealized net holding loss on
    available-for-sale securities                --           --           --         (3,151)        --           --         (3,151)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                  9,443,864       64,611      132,648        4,687       89,426       (2,985)     198,961
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock purchased                       --           --           --           --         96,721       (6,249)      (6,249)
-----------------------------------------------------------------------------------------------------------------------------------
  Treasury stock reissued primarily for
    stock options exercised                      --           --           --           --        (27,283)       1,522        1,522
-----------------------------------------------------------------------------------------------------------------------------------
  Shares issued for dividend
    reinvestment
    plan and stock options                    107,939        2,325         --           --           --           --          2,325
-----------------------------------------------------------------------------------------------------------------------------------
  Cash payment for fractional
    shares in merger                             (600)         (40)        --           --           --           --            (40)
-----------------------------------------------------------------------------------------------------------------------------------
  Tax benefit from exercise of
    stock options                                --          1,379         --           --           --           --          1,379
-----------------------------------------------------------------------------------------------------------------------------------
  Net income                                     --           --         37,693         --           --           --         37,693
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends:
    Corporation at $1.68 per share               --           --        (14,905)        --           --           --        (14,905)
-----------------------------------------------------------------------------------------------------------------------------------
  Cash dividends declared First-Knox,
    prior to merger                              --           --           (901)        --           --           --           (901)
-----------------------------------------------------------------------------------------------------------------------------------
  Unrealized net holding gain on
    available-for-sale securities                --           --           --          2,332         --           --          2,332
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                  9,551,203   $   68,275   $  154,535   $    7,019      158,864   $   (7,712)  $  222,117
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 1997, 1996 and 1995  (Dollars in thousands)

-----------------------------------------------------------------------------------------------------------------------
                                                                             1997              1996             1995
-----------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES:
     Net income                                                          $   37,693        $   31,700       $   27,829
-----------------------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Provision for loan losses                                              6,999             5,294            5,248
-----------------------------------------------------------------------------------------------------------------------
       Amortization of loan costs and fees, net                                (788)             (475)            (161)
-----------------------------------------------------------------------------------------------------------------------
       Provision for depreciation and amortization                            3,273             3,005            2,929
-----------------------------------------------------------------------------------------------------------------------
       Market loss on loans held-for-sale                                        --                59               --
-----------------------------------------------------------------------------------------------------------------------
       Amortization of the excess of cost over net assets
         of banks purchased                                                   2,019               380              363
-----------------------------------------------------------------------------------------------------------------------
       Accretion of investment security discounts, net                       (1,726)           (1,658)          (1,083)
-----------------------------------------------------------------------------------------------------------------------
       Deferred income taxes                                                   (378)             (213)            (770)
-----------------------------------------------------------------------------------------------------------------------
       Realized investment security losses                                        7             1,324              634
-----------------------------------------------------------------------------------------------------------------------
       Loan sale gain                                                            --                --              (27)
-----------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities:
         Increase in other assets                                            (5,264)           (4,521)            (742)
-----------------------------------------------------------------------------------------------------------------------
         Increase in other liabilities                                        2,949               223            5,121
-----------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                         44,784            35,118           39,341
-----------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES:
     Proceeds from sales of securities:
       Available-for-sale                                                    45,083            85,717           48,923
-----------------------------------------------------------------------------------------------------------------------
     Proceeds from maturities of securities:
       Held-to-maturity                                                       2,973             2,110            6,032
-----------------------------------------------------------------------------------------------------------------------
       Available-for-sale                                                   141,765            86,150           53,363
-----------------------------------------------------------------------------------------------------------------------
     Purchases of securities:
       Held-to-maturity                                                          --            (1,575)          (2,265)
-----------------------------------------------------------------------------------------------------------------------
       Available-for-sale                                                  (150,873)         (290,580)        (133,789)
-----------------------------------------------------------------------------------------------------------------------
     Net increase in loans                                                 (111,284)          (87,612)         (71,356)
-----------------------------------------------------------------------------------------------------------------------
     Purchase of loans                                                      (11,582)          (30,755)              --
-----------------------------------------------------------------------------------------------------------------------
     Cash paid for branches                                                  (6,748)          (10,857)              --
-----------------------------------------------------------------------------------------------------------------------
     Purchases of premises and equipment, net                                (2,740)           (2,072)          (3,881)
-----------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                            (93,406)         (249,474)        (102,973)
-----------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES:
     Purchase of deposits                                                    49,192            97,928               --
-----------------------------------------------------------------------------------------------------------------------
     Net increase in deposits                                                42,354            54,883          155,121
-----------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in short-term borrowings                        16,513            13,133          (44,740)
-----------------------------------------------------------------------------------------------------------------------
     Issuance of common stock                                                    --               337              247
-----------------------------------------------------------------------------------------------------------------------
     Exercise of stock options                                                3,664                --               --
-----------------------------------------------------------------------------------------------------------------------
     Purchase of treasury stock, net                                         (4,727)             (118)          (4,471)
-----------------------------------------------------------------------------------------------------------------------
     Proceeds from long-term debt                                                --            30,000            5,000
-----------------------------------------------------------------------------------------------------------------------
     Repayment of long-term debt                                            (31,507)           (1,040)          (6,305)
-----------------------------------------------------------------------------------------------------------------------
     Cash dividends paid                                                    (15,047)          (12,166)         (10,282)
-----------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         60,442           182,957           94,570
-----------------------------------------------------------------------------------------------------------------------
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  11,820           (31,399)          30,938
-----------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at beginning of year                            81,765           113,164           82,226
-----------------------------------------------------------------------------------------------------------------------
           CASH AND CASH EQUIVALENTS AT END OF YEAR                      $   93,585        $   81,765      $   113,164
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Park National Corporation (the Corporation or Park) and all of its subsidiaries. Material intercompany accounts and transactions have been eliminated.

ORGANIZATION

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. Through its banking subsidiaries, The Park National Bank (PNB), The Richland Trust Company (Richland), Century National Bank (Century), and The First-Knox National Bank of Mount Vernon (FKNB), the Corporation is engaged in a general commercial banking and trust business, primarily in Central Ohio. PNB operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. All of the banking subsidiaries and their respective divisions provide the following principal services: the acceptance of deposits for demand, savings, and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing; trust services; cash management; safe deposit operations; electronic funds transfers; and a variety of additional banking-related services.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with current year presentation.

INVESTMENT SECURITIES

Investment securities are classified upon acquisition into one of three categories: Held-to-maturity, available-for-sale, or trading (see Note 4).

Held-to-maturity securities are those securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Corporation's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of applicable taxes. At December 31, 1997 and 1996, the Corporation did not hold any trading securities.

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

Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These standards require an allowance to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loan will not be collected, and the recorded investment in the loan exceeds the fair value. Fair value is measured using either the present value of expected future cash flows based upon the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. The adoption of these standards did not have a material impact on the overall allowance for loan losses and did not affect the Corporation's charge-off or income recognition policies.

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

Net cash provided by operating activities reflects cash payments as follows:

---------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                     1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Interest paid on deposits and other borrowings                   $77,105              $68,541             $62,238
---------------------------------------------------------------------------------------------------------------------
   Income taxes paid                                                 14,104               15,808              10,177
---------------------------------------------------------------------------------------------------------------------

INCOME TAXES

The Corporation accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

ACCOUNTING CHANGES

In 1997, SFAS No. 128, "Earnings per Share" replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

2. ACQUISITIONS

On May 5, 1997, the Corporation merged with First-Knox Banc Corp. (First-Knox), a $569 million bank holding company headquartered in Mount Vernon, Ohio, in a transaction accounted for as a pooling of interests. Park issued approximately
2.3 million shares of common stock to the stockholders of First-Knox based upon an exchange ratio of .5914 shares of Park common stock for each outstanding share of First-Knox common stock. The historical financial statements of the Corporation have been restated to show Park and First-Knox on a combined basis.

Separate results of operations for Park and First-Knox are as follows:

--------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED               Twelve Months Ended
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                         MARCH 31                        December 31
                                                                     1997                 1996                1995
--------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME:
     Park                                                           $19,077              $72,271             $66,352
--------------------------------------------------------------------------------------------------------------------
     First-Knox                                                       5,607               21,767              19,589
--------------------------------------------------------------------------------------------------------------------
       COMBINED                                                     $24,684              $94,038             $85,941
--------------------------------------------------------------------------------------------------------------------
   NET INCOME:
     Park                                                            $7,296              $25,664             $22,120
--------------------------------------------------------------------------------------------------------------------
     First-Knox                                                       1,693                6,036               5,709
--------------------------------------------------------------------------------------------------------------------
       COMBINED                                                      $8,989              $31,700             $27,829
--------------------------------------------------------------------------------------------------------------------
   BASIC NET INCOME PER SHARE:
     Park                                                             $1.02                $3.60               $3.09
--------------------------------------------------------------------------------------------------------------------
     First-Knox                                                        0.45                 1.61                1.51
--------------------------------------------------------------------------------------------------------------------
       COMBINED                                                       $0.96                $3.39               $2.96
--------------------------------------------------------------------------------------------------------------------
   DILUTED NET INCOME PER SHARE:
     Park                                                             $1.02                $3.60               $3.09
--------------------------------------------------------------------------------------------------------------------
     First-Knox                                                        0.44                 1.59                1.50
--------------------------------------------------------------------------------------------------------------------
       COMBINED                                                       $0.96                $3.38               $2.95
--------------------------------------------------------------------------------------------------------------------



On December 8, 1997, Fairfield National Division acquired three branch offices in Lancaster, Ohio from KeyBank National Association. In addition to the fixed assets, the purchase included $49 million of deposits and $12 million of loans. The excess of the cost over net assets purchased was $6 million and is being amortized using the straight-line method over seven years.

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

Proforma information for the branch acquisitions has not been provided as the impact on the consolidated financial statements of the Corporation is not material.

3. RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation's banking subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve balance was approximately $19,493,000 and $19,224,000 at December 31, 1997 and 1996,
respectively. No other compensating balance arrangements were in existence at year end.

4. INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities at December 31 are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                                GROSS          GROSS
                                                                             UNREALIZED     UNREALIZED
      (IN THOUSANDS)                                         AMORTIZED         HOLDING        HOLDING        ESTIMATED
                                                               COST             GAINS         LOSSES        FAIR VALUE
----------------------------------------------------------------------------------------------------------------------
   1997:
     SECURITIES AVAILABLE-FOR-SALE:
       Obligations of U.S. Treasury and other
         U.S. Government agencies                            $ 155,780       $   3,468         $  --          $159,248
----------------------------------------------------------------------------------------------------------------------
       Obligations of states and
         political subdivisions                                 76,803           3,192            62            79,933
----------------------------------------------------------------------------------------------------------------------
       U.S. Government agencies'
         asset-backed securities and
         other asset-backed securities                         270,708           3,628           102           274,234
----------------------------------------------------------------------------------------------------------------------
       Other equity securities                                  18,888             619            --            19,507
----------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES AVAILABLE-FOR-SALE                  $522,179         $10,907          $164          $532,922
----------------------------------------------------------------------------------------------------------------------
     SECURITIES HELD-TO-MATURITY:
       Obligations of states and
         political subdivisions                            $     7,434       $     349        $    5        $    7,778
----------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                               374               4            --               378
----------------------------------------------------------------------------------------------------------------------
         TOTAL SECURITIES HELD-TO-MATURITY                  $    7,808        $    353        $    5        $    8,156
----------------------------------------------------------------------------------------------------------------------
   1996:
     SECURITIES AVAILABLE-FOR-SALE:
       Obligations of U.S. Treasury and other
         U.S. Government agencies                            $ 218,201       $   3,969         $ 136         $ 222,034
----------------------------------------------------------------------------------------------------------------------
       Obligations of states and
         political subdivisions                                 56,493           1,337           257            57,573
----------------------------------------------------------------------------------------------------------------------
       U.S. Government agencies'
         asset-backed securities and
         other asset-backed securities                         267,406           2,371           442           269,335
----------------------------------------------------------------------------------------------------------------------
       Other equity securities                                  14,336             335            --            14,671
----------------------------------------------------------------------------------------------------------------------
         Total Securities Available-for-Sale                 $ 556,436       $   8,012         $ 835         $ 563,613
----------------------------------------------------------------------------------------------------------------------
     SECURITIES HELD-TO-MATURITY:
       Obligations of states and
         political subdivisions                            $     9,784      $      453        $    8        $   10,229
----------------------------------------------------------------------------------------------------------------------
       Other asset-backed securities                               668               3            11               660
----------------------------------------------------------------------------------------------------------------------
       Other securities                                            328              --            --               328
----------------------------------------------------------------------------------------------------------------------
         Total Securities Held-to-Maturity                  $   10,780      $      456        $   19        $   11,217
----------------------------------------------------------------------------------------------------------------------

The amortized cost and estimated fair value of investments in debt securities at December 31, 1997 are shown below (in thousands) by contractual maturity except for asset-backed securities which are shown based on expected maturities. The average yield is computed on a tax equivalent basis using a 35 percent tax rate:

---------------------------------------------------------------------------------------------------
                                                                           WEIGHTED
                                                    AMORTIZED  ESTIMATED    AVERAGE       AVERAGE
       (DOLLARS IN THOUSANDS)                         COST    FAIR VALUE   MATURITY        YIELD
---------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Treasury and agencies' notes:
    Due within one year                              $ 43,829   $ 44,201   0.5 years        7.33%
---------------------------------------------------------------------------------------------------
    Due one through five years                        111,951    115,047   2.0 years        7.43%
---------------------------------------------------------------------------------------------------
      Total                                          $155,780   $159,248   1.6 years        7.40%
---------------------------------------------------------------------------------------------------
  Obligations of state and political subdivisions:
    Due within one year                              $  4,861   $  4,926   0.5 years        9.75%
---------------------------------------------------------------------------------------------------
    Due one through five years                         17,206     17,798   3.3 years        7.87%
---------------------------------------------------------------------------------------------------
    Due five through ten years                         29,677     30,943   7.6 years        7.47%
---------------------------------------------------------------------------------------------------
    Due over ten years                                 25,059     26,266   11.2 years       7.57%
---------------------------------------------------------------------------------------------------
      Total                                          $ 76,803   $ 79,933   7.4 years        7.74%
---------------------------------------------------------------------------------------------------
  U.S. Government agencies' asset-backed
    securities and other asset-backed securities:
    Due within one year                              $ 23,940   $ 23,995   0.5 years        6.17%
---------------------------------------------------------------------------------------------------
    Due one through five years                        134,156    136,161   3.3 years        7.03%
---------------------------------------------------------------------------------------------------
    Due five through ten years                        112,612    114,078   5.5 years        6.96%
---------------------------------------------------------------------------------------------------
      Total                                          $270,708   $274,234   4.0 years        6.92%
---------------------------------------------------------------------------------------------------
SECURITIES HELD-TO-MATURITY:
  Obligations of state and political subdivisions:
    Due within one year                              $  1,685   $  1,694   0.5 years        8.29%
---------------------------------------------------------------------------------------------------
    Due one through five years                          4,477      4,812   3.0 years       10.08%
---------------------------------------------------------------------------------------------------
    Due five through ten years                            852        852   7.5 years        8.03%
---------------------------------------------------------------------------------------------------
    Due over ten years                                    420        420   11.9 years       7.63%
---------------------------------------------------------------------------------------------------
      Total                                          $  7,434   $  7,778   3.5 years        9.30%
---------------------------------------------------------------------------------------------------
  Other asset-backed securities:
    Due one through five years                       $     61   $     65   4.2 years        8.73%
---------------------------------------------------------------------------------------------------
    Due over ten years                                    313        313   14.1 years       7.63%
---------------------------------------------------------------------------------------------------
      Total                                          $    374   $    378   12.5 years       6.50%
---------------------------------------------------------------------------------------------------

Investment securities having a book value of $378,469,000 and $363,054,000 at December 31, 1997 and 1996, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements and to secure repurchase agreements sold.

In 1997, 1996, and 1995, gross gains of $64,000, $234,000, and $73,000 and gross losses of $71,000, $1,558,000, and $707,000 were realized, respectively. Tax benefits related to net securities losses were $2,000 in 1997, $463,000 in 1996, and $222,000 in 1995.



5. LOANS

The composition of the loan portfolio is as follows:

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                              1997                            1996
----------------------------------------------------------------------------------------------------------------------
   Commercial, financial and agricultural                                 $   212,970                      $   224,912
----------------------------------------------------------------------------------------------------------------------
   Real estate - construction                                                  65,548                           70,359
----------------------------------------------------------------------------------------------------------------------
   Real estate - residential                                                  708,768                          617,018
----------------------------------------------------------------------------------------------------------------------
   Real estate - commercial                                                   256,074                          215,372
----------------------------------------------------------------------------------------------------------------------
   Consumer, net                                                              313,517                          320,831
----------------------------------------------------------------------------------------------------------------------
   Leases, net                                                                 35,050                           23,532
----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                $ 1,591,927                      $ 1,472,024
----------------------------------------------------------------------------------------------------------------------



The financial review section provides detail regarding nonperforming loans. Under the Corporation's credit policies and practices, all nonaccrual and restructured commercial, financial, agricultural, construction and commercial real estate loans meet the definition of impaired loans under SFAS No. 114 and
118. Impaired loans as defined by SFAS No. 114 and 118 exclude certain consumer loans, residential real estate loans and lease financing classified as nonaccrual. The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.



Nonaccrual and restructured loans are summarized as follows:

--------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                              1997                            1996
--------------------------------------------------------------------------------------------------------------------
   Impaired loans:
     Nonaccrual                                                           $   1,070                       $   1,042
--------------------------------------------------------------------------------------------------------------------
     Restructured                                                             1,642                           2,348
--------------------------------------------------------------------------------------------------------------------
       Total impaired loans                                                   2,712                           3,390
--------------------------------------------------------------------------------------------------------------------
   Other nonaccrual loans                                                       990                           1,259
--------------------------------------------------------------------------------------------------------------------
         TOTAL NONACCRUAL AND RESTRUCTURED LOANS                          $   3,702                       $   4,649
--------------------------------------------------------------------------------------------------------------------

The allowance for credit losses related to impaired loans at December 31, 1997 and 1996 was $406,000 and $403,000, respectively. All impaired loans for both periods were subject to a related allowance for credit losses.

The average balance of impaired loans was $3,599,000 for 1997 and $3,663,000 for 1996.

Interest income on impaired loans is recognized after all past due and current principal payments have been made, and collectibility is no longer doubtful. For the years ended December 31, 1997 and 1996, the Corporation recognized $283,000 and $353,000, respectively, of interest income on impaired loans, which included $290,000 and $344,000, respectively, of interest income recognized using the cash basis method of income recognition.

Certain of the Corporation's executive officers, directors and their affiliates are loan customers of the Corporation's banking subsidiaries. As of December 31, 1997 and 1996, loans aggregating approximately $43,555,000 and $39,806,000, respectively, were outstanding to such parties.

6. ALLOWANCE FOR POSSIBLE LOAN LOSSES

Activity in the allowance for possible loan losses is summarized as follows:

---------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                  1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Balance, January 1                                               $32,347              $29,239             $25,438
---------------------------------------------------------------------------------------------------------------------
     Provision for loan losses                                        6,999                5,294               5,248
---------------------------------------------------------------------------------------------------------------------
     Losses charged to the reserve                                   (6,271)              (4,438)             (2,952)
---------------------------------------------------------------------------------------------------------------------
     Recoveries                                                       2,520                2,252               1,505
---------------------------------------------------------------------------------------------------------------------
   BALANCE, DECEMBER 31                                             $35,595              $32,347             $29,239
---------------------------------------------------------------------------------------------------------------------

7. INVESTMENT IN FINANCING LEASES

The following is a summary of the components of the Corporation's affiliates' net investment in direct financing leases:

-----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                                1997                            1996
-----------------------------------------------------------------------------------------------------------------------
   Total minimum payments to be received                                      $26,294                          $19,534
-----------------------------------------------------------------------------------------------------------------------
   Estimated unguaranteed residual value of leased property                    14,712                            7,409
-----------------------------------------------------------------------------------------------------------------------
   Less: unearned income                                                       (5,956)                          (3,411)
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                    $35,050                          $23,532
-----------------------------------------------------------------------------------------------------------------------

Minimum lease payments, in thousands, to be received as of December 31, 1997 are:

---------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
   1998                                                                 $  7,114
---------------------------------------------------------------------------------------------------------------------
   1999                                                                    6,523
---------------------------------------------------------------------------------------------------------------------
   2000                                                                    5,832
---------------------------------------------------------------------------------------------------------------------
   2001                                                                    3,790
---------------------------------------------------------------------------------------------------------------------
   2002                                                                    3,035
---------------------------------------------------------------------------------------------------------------------
     TOTAL                                                              $ 26,294
---------------------------------------------------------------------------------------------------------------------

8. PREMISES AND EQUIPMENT

The major categories of premises and equipment and accumulated depreciation are summarized as follows:

-----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                                1997                            1996
-----------------------------------------------------------------------------------------------------------------------
   Land                                                                     $   6,524                        $   6,269
-----------------------------------------------------------------------------------------------------------------------
   Buildings                                                                   25,851                           25,543
-----------------------------------------------------------------------------------------------------------------------
   Equipment, furniture and fixtures                                           24,720                           22,501
-----------------------------------------------------------------------------------------------------------------------
   Leasehold improvements                                                       1,144                              967
-----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                                     58,239                           55,280
-----------------------------------------------------------------------------------------------------------------------
   Less: accumulated depreciation and amortization                            (30,434)                         (27,732)
-----------------------------------------------------------------------------------------------------------------------
     PREMISES AND EQUIPMENT, NET                                             $ 27,805                         $ 27,548
-----------------------------------------------------------------------------------------------------------------------

Depreciation and amortization expense amounted to $3,273,000, $3,005,000, and $2,929,000 for the three years ended December 31, 1997, 1996 and 1995, respectively.

The Corporation and its subsidiaries lease certain premises and equipment accounted for as operating leases. The following is a schedule of the future minimum rental payments required for the next five years under such leases with initial terms in excess of one year (in thousands):

---------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------
   1998                                                                  $   417
---------------------------------------------------------------------------------------------------------------------
   1999                                                                      410
---------------------------------------------------------------------------------------------------------------------
   2000                                                                      294
---------------------------------------------------------------------------------------------------------------------
   2001                                                                      195
---------------------------------------------------------------------------------------------------------------------
   2002                                                                      195
---------------------------------------------------------------------------------------------------------------------
   Thereafter                                                                370
---------------------------------------------------------------------------------------------------------------------
     Total                                                                $1,881
---------------------------------------------------------------------------------------------------------------------

Rent expense amounted to $639,000, $609,000 and $593,000, for the three years ended December 31, 1997, 1996 and 1995, respectively.

9. SHORT-TERM BORROWINGS

Short-term borrowings are as follows:
----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                               1997                             1996
----------------------------------------------------------------------------------------------------------------------
   Securities sold under agreements to
     repurchase and federal funds purchased                                  $127,587                         $119,959
----------------------------------------------------------------------------------------------------------------------
   Federal Home Loan Bank advances                                             18,900                           10,000
----------------------------------------------------------------------------------------------------------------------
   Other short-term borrowings                                                  5,137                            5,152
----------------------------------------------------------------------------------------------------------------------
     TOTAL SHORT-TERM BORROWINGS                                             $151,624                         $135,111
----------------------------------------------------------------------------------------------------------------------

The outstanding balances for all short-term borrowings as of December 31, 1997, 1996 and 1995 (in thousands) and the weighted-average interest rates as of and paid during each of the years then ended are as follows:

----------------------------------------------------------------------------------------------------------------------
                                                                  REPURCHASE                                 DEMAND
                                                                  AGREEMENTS             FEDERAL              NOTES
                                                                  AND FEDERAL           HOME LOAN           DUE U.S.
                                                                     FUNDS                BANK              TREASURY
       (DOLLARS IN THOUSANDS)                                      PURCHASED            ADVANCES            AND OTHER
----------------------------------------------------------------------------------------------------------------------
   1997:
     Ending balance                                                 $127,587             $18,900              $5,137
----------------------------------------------------------------------------------------------------------------------
     Highest month-end balance                                       161,172              86,000               5,137
----------------------------------------------------------------------------------------------------------------------
     Average daily balance                                           132,976              26,741               2,909
----------------------------------------------------------------------------------------------------------------------
     Weighted-average interest rate:
       As of year-end                                                  4.61%               6.25%               5.75%
----------------------------------------------------------------------------------------------------------------------
       Paid during the year                                            4.60%               5.49%               5.25%
----------------------------------------------------------------------------------------------------------------------
   1996:
     Ending balance                                                 $119,959             $10,000              $5,152
----------------------------------------------------------------------------------------------------------------------
     Highest month-end balance                                       137,843              10,000               5,895
----------------------------------------------------------------------------------------------------------------------
     Average daily balance                                           118,592               4,420               3,709
----------------------------------------------------------------------------------------------------------------------
     Weighted-average interest rate:
       As of year-end                                                  4.53%               5.85%               5.32%
----------------------------------------------------------------------------------------------------------------------
       Paid during the year                                            4.40%               6.06%               5.75%
----------------------------------------------------------------------------------------------------------------------
   1995:
     Ending balance                                                 $110,105             $10,000              $1,874
----------------------------------------------------------------------------------------------------------------------
     Highest month-end balance                                       153,683              11,040               6,113
----------------------------------------------------------------------------------------------------------------------
     Average daily balance                                           125,591              10,361               3,083
----------------------------------------------------------------------------------------------------------------------
     Weighted-average interest rate:
       As of year-end                                                  4.63%               5.94%               5.28%
----------------------------------------------------------------------------------------------------------------------
       Paid during the year                                            5.07%               6.21%               5.29%
----------------------------------------------------------------------------------------------------------------------

10. LONG-TERM DEBT

Long-term debt is listed below:

-----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                               1997                             1996
-----------------------------------------------------------------------------------------------------------------------
   FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH MONTHLY PRINCIPAL AND
     INTEREST PAYMENTS:

       5.60% Advance due August 1, 2003                                      $  1,902                        $  2,180
-----------------------------------------------------------------------------------------------------------------------
       6.35% Advance due August 1, 2013                                         2,628                           2,723
-----------------------------------------------------------------------------------------------------------------------
       5.95% Advance due March 1, 2004                                            519                             586
-----------------------------------------------------------------------------------------------------------------------
       5.70% Advance due May 1, 2004                                            4,230                           4,760
-----------------------------------------------------------------------------------------------------------------------
       5.85% Advance due January 1, 2016                                        4,259                           4,876
-----------------------------------------------------------------------------------------------------------------------
       2.00% Advance due November 1, 2027                                          40                              --
-----------------------------------------------------------------------------------------------------------------------
       2.00% Advance due January 1, 2028                                           40                              --
-----------------------------------------------------------------------------------------------------------------------
   FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH MONTHLY INTEREST PAYMENTS:

       5.35% Advance due February 1, 1999                                       5,000                           5,000
-----------------------------------------------------------------------------------------------------------------------
       5.60% Advance due April 1, 1999                                          5,000                           5,000
-----------------------------------------------------------------------------------------------------------------------
       5.70% Advance due June 1, 1999                                           7,000                           7,000
-----------------------------------------------------------------------------------------------------------------------
       6.35% Advance due March 1, 2004                                            250                             250
-----------------------------------------------------------------------------------------------------------------------
       6.15% Advance due July 21, 1997                                             --                          10,000
-----------------------------------------------------------------------------------------------------------------------
       6.60% Advance due July 21, 1999                                             --                          10,000
-----------------------------------------------------------------------------------------------------------------------
       6.90% Advance due July 21, 2001                                             --                          10,000
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LONG-TERM DEBT                                                 $30,868                         $62,375
-----------------------------------------------------------------------------------------------------------------------

At December 31, 1997, Federal Home Loan Bank (FHLB) advances were collaterized by the FHLB stock owned by the Corporation's affiliate banks and by residential mortgage loans pledged under a blanket agreement by the Corporation's affiliate banks.

11. STOCK OPTION PLAN

The Park National Corporation 1995 Incentive Stock Option Plan ("the Park Plan") was adopted April 17, 1995. The Park Plan is intended as an incentive to encourage stock ownership by the key employees of the Corporation. The maximum number of common shares with respect to which incentive stock options may be granted under the Park Plan is 200,000. At December 31, 1997, 45,142 options were available for future grants under this plan. Incentive stock options may be granted at a price not less than the fair market value at the date of the grant, and for an option term of up to five years. No incentive stock options may be granted under the Park Plan after January 16, 2005.

In conjunction with the First-Knox Merger in 1997, the Corporation assumed the 1995 First-Knox Director's Stock Option and Stock Appreciation Rights Plan and the 1990 First-Knox Stock Option and Stock Appreciation Rights Plan. Additionally, in conjunction with the merger in 1997, all former First-Knox Plans were terminated with respect to the granting of any additional options and stock appreciation rights.

The Corporation's stock option activity and related information is summarized as follows:

-----------------------------------------------------------------------------------------------------------------
                                                STOCK OPTIONS                      STOCK APPRECIATION RIGHTS
-----------------------------------------------------------------------------------------------------------------
                                                       OUTSTANDING                              OUTSTANDING
                                                  ------------------------                 ----------------------
                                                               WEIGHTED                                 WEIGHTED
                                                                AVERAGE                                  AVERAGE
                                      NUMBER                   EXERCISE        NUMBER                   EXERCISE
                                     AVAILABLE                 PRICE PER      AVAILABLE                 PRICE PER
                                     FOR GRANT     NUMBER        SHARE        FOR GRANT     NUMBER        SHARE
-----------------------------------------------------------------------------------------------------------------
   January 1, 1995                        101      105,362      $20.49         22,967       25,906       $22.95
-----------------------------------------------------------------------------------------------------------------
     Authorized                       311,774           --           --        37,258           --           --
-----------------------------------------------------------------------------------------------------------------
     Granted                          (53,486)      53,486       45.26             --           --           --
-----------------------------------------------------------------------------------------------------------------
     Exercised                             --       (9,688)      28.74             --       (1,223)       17.75
-----------------------------------------------------------------------------------------------------------------
     Forfeited/Expired                   (101)        (805)      19.12        (22,967)        (161)       19.12
-----------------------------------------------------------------------------------------------------------------
   December 31, 1995                  258,288      148,355       28.89         37,258       24,522        23.23
-----------------------------------------------------------------------------------------------------------------
     Granted                          (49,605)      49,605       43.62         (2,602)       2,602        37.01
-----------------------------------------------------------------------------------------------------------------
     Exercised                             --      (15,766)      39.56             --         (656)       18.45
-----------------------------------------------------------------------------------------------------------------
     Forfeited/Expired                    400         (400)      47.28             --           --           --
-----------------------------------------------------------------------------------------------------------------
   December 31, 1996                  209,083      181,794       31.95         34,656       26,468        24.70
-----------------------------------------------------------------------------------------------------------------
     Granted                          (87,405)      87,405       62.16             --           --           --
-----------------------------------------------------------------------------------------------------------------
     Exercised                             --     (137,049)      28.06             --      (26,445)       24.70
-----------------------------------------------------------------------------------------------------------------
     Forfeited/Expired                (76,536)      (4,317)      59.07        (34,656)         (23)       24.04
-----------------------------------------------------------------------------------------------------------------
   DECEMBER 31, 1997                   45,142      127,833       55.88             --           --           --
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
   Range of exercise prices:                                               $34.70 - $98.00
-----------------------------------------------------------------------------------------------------------------
   Weighted-average remaining contractual life:                            4.2 years
-----------------------------------------------------------------------------------------------------------------
   Exerciseable at year-end:                                               117,807
-----------------------------------------------------------------------------------------------------------------
   Weighted-average exercise price of exerciseable options:                $53.37
-----------------------------------------------------------------------------------------------------------------

Compensation expense related to stock appreciation rights was $339,000, $212,000 and $150,000 in 1997, 1996 and 1995, respectively.

The Corporation has elected to follow Accounting Principles Board Opinion No.25 "Accounting for Stock issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock Based Compensation," requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value of these options was estimated at the date of grant using a Black-Scholes options pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.25%, 6.48% and 6.41%; a dividend yield of 2.50%, 2.61% and 2.49%; a volatility factor of the expected market price of the Corporation's common stock of .219,
 .206 and .200 and a weighted-average expected option life of 4.0, 4.2 and 4.3 years. The weighted-average fair value of options granted were $13.94, $8.30 and $9.90 for 1997, 1996 and 1995, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Corporation's proforma information follows:

---------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS, EXCEPT PER SHARE DATA)                           1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Net income as reported                                           $37,693              $31,700             $27,829
---------------------------------------------------------------------------------------------------------------------
   Proforma net income                                               36,620               31,360              27,353
---------------------------------------------------------------------------------------------------------------------
   Basic earnings per share as reported                               $4.02                $3.39               $2.96
---------------------------------------------------------------------------------------------------------------------
   Proforma basic earnings per share                                   3.90                 3.36                2.92
---------------------------------------------------------------------------------------------------------------------
   Diluted earnings per share as reported                              4.00                 3.38                2.95
---------------------------------------------------------------------------------------------------------------------
   Proforma diluted earnings per share                                 3.89                 3.34                2.91
---------------------------------------------------------------------------------------------------------------------

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

Net pension cost for 1997, 1996 and 1995 included the following components:

---------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                  1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Service cost - benefits earned during the year                   $   942             $    911            $    823
---------------------------------------------------------------------------------------------------------------------
   Interest cost on projected benefit obligation                      1,098                1,025                 917
---------------------------------------------------------------------------------------------------------------------
   Actual return on plan assets                                      (3,934)              (2,253)             (2,303)
---------------------------------------------------------------------------------------------------------------------
   Net amortization and deferral                                      2,493                  915               1,158
---------------------------------------------------------------------------------------------------------------------
     PENSION COST, NET                                              $   599             $    598            $    595
---------------------------------------------------------------------------------------------------------------------

The funded status of the plan and the prepaid pension cost at December 31, 1997, 1996, and 1995 were as follows:

---------------------------------------------------------------------------------------------------------------------
     December 31, (In thousands)                                     1997                 1996                1995
---------------------------------------------------------------------------------------------------------------------
   Actuarial present value of benefit obligations:
     Vested benefits                                                $12,128              $10,318            $  9,810
---------------------------------------------------------------------------------------------------------------------
     Nonvested benefits                                                 176                  312                 235
---------------------------------------------------------------------------------------------------------------------
       ACCUMULATED BENEFIT OBLIGATION                                12,304               10,630              10,045
---------------------------------------------------------------------------------------------------------------------
   Impact of projected future salary increases                        4,194                3,629               3,730
---------------------------------------------------------------------------------------------------------------------
       PROJECTED BENEFIT OBLIGATION                                  16,498               14,259              13,775
---------------------------------------------------------------------------------------------------------------------
   Plan assets at fair value                                         19,578               16,376              15,169
---------------------------------------------------------------------------------------------------------------------
       PLAN ASSETS IN EXCESS OF
         PROJECTED BENEFIT OBLIGATION                                 3,080                2,117               1,394
---------------------------------------------------------------------------------------------------------------------
   Items not yet recognized in income:
     Unrecognized net gain from past
       experience different from that assumed
       and effects of changes in assumptions                         (2,731)              (1,537)               (169)
---------------------------------------------------------------------------------------------------------------------
     Unrecognized prior service cost                                     (3)                 (10)               (118)
---------------------------------------------------------------------------------------------------------------------
     Initial transition asset which is being amortized
       over 15.8 years                                                 (221)                (285)               (349)
---------------------------------------------------------------------------------------------------------------------
       PREPAID PENSION COST INCLUDED IN
         CONSOLIDATED BALANCE SHEET                               $     125            $     285           $     758
---------------------------------------------------------------------------------------------------------------------

The assumptions used as of December 31, 1997, 1996, and 1995 in determining pension expense and funded status information shown above were as follows:

---------------------------------------------------------------------------------------------------------------------
     December 31,                                                    1997                 1996                 1995
---------------------------------------------------------------------------------------------------------------------
   Weighted-average discount rate                                     7.71%            7.50 - 8.00%              7.50%
---------------------------------------------------------------------------------------------------------------------
   Rate of future salary increases                                    5.00%            4.75 - 5.00%       4.75 - 5.00%
---------------------------------------------------------------------------------------------------------------------
   Long-term rate of return on assets                                 8.00%            8.00 - 9.00%       8.00 - 9.00%
---------------------------------------------------------------------------------------------------------------------



The Corporation contributed approximately $438,000, $125,000, and $1,276,000 to the plan in 1997, 1996 and 1995, respectively.

The Corporation has a voluntary salary deferral plan covering substantially all of its employees. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $586,000, $475,000 and $458,000 for 1997, 1996
and 1995, respectively.

13. FEDERAL INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation's deferred tax assets and liabilities are as follows:

-----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                               1997                             1996
-----------------------------------------------------------------------------------------------------------------------
   DEFERRED TAX ASSETS:
     Allowance for loan losses                                               $ 12,491                         $10,937
-----------------------------------------------------------------------------------------------------------------------
     Deferred loan fees                                                           457                              328
-----------------------------------------------------------------------------------------------------------------------
     Deferred compensation                                                        529                              559
-----------------------------------------------------------------------------------------------------------------------
     Other                                                                      2,776                            2,451
-----------------------------------------------------------------------------------------------------------------------
       TOTAL DEFERRED TAX ASSETS                                             $ 16,253                         $14,275
-----------------------------------------------------------------------------------------------------------------------
   DEFERRED TAX LIABILITIES:
     Lease revenue reporting                                                 $  4,472                         $  3,126
-----------------------------------------------------------------------------------------------------------------------
     Unrealized holding gain on securities                                      3,760                            2,492
-----------------------------------------------------------------------------------------------------------------------
     Fixed assets, principally due to depreciation                                870                              953
-----------------------------------------------------------------------------------------------------------------------
     Other                                                                      5,017                            4,680
-----------------------------------------------------------------------------------------------------------------------
       TOTAL DEFERRED TAX LIABILITIES                                        $ 14,119                         $11,251
-----------------------------------------------------------------------------------------------------------------------
         DEFERRED TAX ASSETS, NET                                            $  2,134                         $  3,024
-----------------------------------------------------------------------------------------------------------------------

The components of the provision for federal income taxes are shown below:

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                     1997                 1996                1995
----------------------------------------------------------------------------------------------------------------------
   Currently payable                                                $17,235              $14,805             $13,182
----------------------------------------------------------------------------------------------------------------------
   Deferred                                                            (378)                (213)               (770)
----------------------------------------------------------------------------------------------------------------------
     TOTAL                                                          $16,857              $14,592             $12,412
----------------------------------------------------------------------------------------------------------------------

The following is a reconcilement of federal income tax expense to the amount computed at the statutory rate of 35% for the year ended December 31, 1997 and the weighted-average statutory rate of 34.8% for the years ended December 31, 1996 and 1995.

----------------------------------------------------------------------------------------------------------------------
     December 31,                                                    1997                 1996                1995
----------------------------------------------------------------------------------------------------------------------
   Statutory corporate tax rate                                       35.0%                34.8%               34.8%
----------------------------------------------------------------------------------------------------------------------
   Changes in rate resulting from:
     Tax-exempt interest income                                       -2.9%                -1.5%               -1.7%
----------------------------------------------------------------------------------------------------------------------
     Other                                                            -1.2%                -1.8%               -2.3%
----------------------------------------------------------------------------------------------------------------------
   EFFECTIVE TAX RATE                                                 30.9%                31.5%               30.8%
----------------------------------------------------------------------------------------------------------------------

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995:

----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31,
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   1997                 1996                1995
----------------------------------------------------------------------------------------------------------------------
   NUMERATOR:
     Net income                                                 $    37,693         $     31,700        $     27,829
----------------------------------------------------------------------------------------------------------------------
   DENOMINATOR:
     Denominator for basic earnings per share -
       weighted-average shares                                    9,385,827            9,351,902           9,395,341
----------------------------------------------------------------------------------------------------------------------
     Effect of dilutive securities - stock options                   37,944               34,317              29,003
----------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions                                        9,423,771            9,386,219           9,424,344
----------------------------------------------------------------------------------------------------------------------
   EARNINGS PER SHARE:
     Basic earnings per share                                         $4.02                $3.39               $2.96
----------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                       $4.00                $3.38               $2.95
----------------------------------------------------------------------------------------------------------------------

15. DIVIDEND RESTRICTIONS
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 1997, approximately $7,385,000 of the total stockholders' equity of the bank subsidiaries is available for the payment of dividends to the Corporation, without approval by the applicable regulatory authorities.

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
     FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
The Corporation is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

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

The total amounts of off-balance sheet financial instruments with credit risk are as follows:

-----------------------------------------------------------------------------------------------------------------------
     DECEMBER 31, (IN THOUSANDS)                                               1997                             1996
-----------------------------------------------------------------------------------------------------------------------
   Loan commitments                                                          $215,638                         $231,023
-----------------------------------------------------------------------------------------------------------------------
   Unused credit card limits                                                   92,993                           93,282
-----------------------------------------------------------------------------------------------------------------------
   Standby letters of credit                                                    6,362                            6,259
-----------------------------------------------------------------------------------------------------------------------

The loan commitments are generally for variable rates of interest.

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

17. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

LOANS RECEIVABLE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans, one-to-four family residential, are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

OFF-BALANCE SHEET INSTRUMENTS: Fair values for the Corporation's loan commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standing.

DEPOSIT LIABILITIES: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date. The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

SHORT-TERM BORROWINGS: The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximate their fair values.

LONG-TERM DEBT: The fair value for long-term debt is estimated using a discounted cash flow evaluation using current market interest rates available to replace the various maturities.

The fair value of financial instruments at December 31, 1997 and 1996 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                   1997                                1996
                                                        ---------------------------------------------------------------
      DECEMBER 31, (IN THOUSANDS)                       Carrying            Fair            Carrying           Fair
                                                         Amount             Value            Amount            Value
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------
   FINANCIAL ASSETS:
     Cash and federal funds sold                     $     93,585     $     93,585       $     81,765     $     81,765
-----------------------------------------------------------------------------------------------------------------------
     Investment securities                                540,370          541,078            574,393          574,830
-----------------------------------------------------------------------------------------------------------------------
     Loans:
       Commercial, financial and agricultural             212,970          212,970            224,912          224,912
-----------------------------------------------------------------------------------------------------------------------
       Real estate - construction                          65,548           65,548             70,359           70,359
-----------------------------------------------------------------------------------------------------------------------
       Real estate - residential                          708,768          722,794            617,018          630,457
-----------------------------------------------------------------------------------------------------------------------
       Real estate - commercial                           256,074          256,183            215,372          215,629
-----------------------------------------------------------------------------------------------------------------------
       Consumer, net                                      313,517          314,757            320,831          322,520
-----------------------------------------------------------------------------------------------------------------------
         TOTAL LOANS                                    1,556,877        1,572,252          1,448,492        1,463,877
-----------------------------------------------------------------------------------------------------------------------
         Allowance for loan losses                        (35,595)              --            (32,347)              --
-----------------------------------------------------------------------------------------------------------------------
           LOANS RECEIVABLE, NET                       $1,521,282       $1,572,252         $1,416,145       $1,463,877
-----------------------------------------------------------------------------------------------------------------------
   FINANCIAL LIABILITIES:
     Noninterest bearing checking                     $   257,867      $   257,867        $   225,424      $   225,424
-----------------------------------------------------------------------------------------------------------------------
     Interest bearing checking                            124,087          124,087            201,698          201,698
-----------------------------------------------------------------------------------------------------------------------
     Savings accounts                                     274,025          274,025            276,442          276,442
-----------------------------------------------------------------------------------------------------------------------
     Money market accounts                                242,854          242,854            168,740          168,740
-----------------------------------------------------------------------------------------------------------------------
     Time deposits                                        954,564          959,077            889,345          892,935
-----------------------------------------------------------------------------------------------------------------------
     Other                                                  1,567            1,567              1,769            1,769
-----------------------------------------------------------------------------------------------------------------------
       TOTAL DEPOSITS                                  $1,854,964       $1,859,477         $1,763,418       $1,767,008
-----------------------------------------------------------------------------------------------------------------------
     Short-term borrowings                                151,624          151,624            135,111          135,111
-----------------------------------------------------------------------------------------------------------------------
     Long-term debt                                        30,868           30,344             62,375           62,036
-----------------------------------------------------------------------------------------------------------------------
   UNRECOGNIZED FINANCIAL INSTRUMENTS:
     Loan commitments                                          --    $        (216)                --    $        (231)
-----------------------------------------------------------------------------------------------------------------------
     Standby letters of credit                                 --              (32)                --              (31)
-----------------------------------------------------------------------------------------------------------------------

18. CAPITAL RATIOS

The following table reflects various measures of capital at December 31, 1997 and December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------
                                                                   1997                                1996
-----------------------------------------------------------------------------------------------------------------------
      DECEMBER 31, (DOLLARS IN THOUSANDS)                AMOUNT            RATIO            Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------
   Total equity (1)                                      $222,117          9.71%             $198,961          9.11%
-----------------------------------------------------------------------------------------------------------------------
   Tier 1 capital (2)                                     198,949         13.46%              182,041         13.16%
-----------------------------------------------------------------------------------------------------------------------
   Total risk-based capital (3)                           217,636         14.72%              199,517         14.42%
-----------------------------------------------------------------------------------------------------------------------
   Leverage (4)                                           198,949          8.91%              182,041          8.73%
-----------------------------------------------------------------------------------------------------------------------

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

The Corporation's Tier 1, total risk-based capital and leverage ratios are well above both the required minimum levels of 4.00%, 8.00% and 4.00%, respectively, and the well-capitalized levels of 6.00%, 10.00% and 5.00%, respectively.

At December 31, 1997, all of the Corporation's subsidiary financial institutions met the well-capitalized levels under the capital definitions prescribed in the FDIC Improvement Act of 1991.

19. PARENT COMPANY STATEMENTS

The Parent Company statements should be read in conjunction with the consolidated financial statements and the information set forth below.

Investments in subsidiaries are accounted for using the equity method of accounting.

The effective tax rate for the Parent Company is substantially less than the statutory rate due principally to tax-exempt dividends from subsidiaries.

Cash represents noninterest bearing deposits with a bank subsidiary.

Net cash provided by operating activities reflects cash payments for income taxes of $1,040,000, $663,000 and $876,000 in 1997, 1996 and 1995,
respectively.

At December 31, 1997 and 1996, stockholders' equity reflected in the Parent Company balance sheet includes $80.6 million and $73.9 million, respectively, of undistributed earnings of the Corporation's subsidiaries which are restricted from transfer as dividends to the Corporation.

                                 Balance Sheets
                          at December 31, 1997 and 1996

------------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                                 1997                        1996
------------------------------------------------------------------------------------------------------------------------
   ASSETS:
     Cash                                                                        $  15,714                   $  22,498
------------------------------------------------------------------------------------------------------------------------
     Investment in subsidiaries                                                    161,591                     165,193
------------------------------------------------------------------------------------------------------------------------
     Debentures receivable from subsidiary banks                                    12,000                       2,000
------------------------------------------------------------------------------------------------------------------------
     Other investments                                                                  84                          84
------------------------------------------------------------------------------------------------------------------------
     Excess of cost over net assets of banks purchased, net                          1,218                       1,522
------------------------------------------------------------------------------------------------------------------------
     Dividends receivable from subsidiaries                                         31,700                       8,700
------------------------------------------------------------------------------------------------------------------------
     Other assets                                                                    5,214                       3,869
------------------------------------------------------------------------------------------------------------------------
           TOTAL ASSETS                                                           $227,521                    $203,866
------------------------------------------------------------------------------------------------------------------------
   LIABILITIES:
     Dividends payable                                                          $    4,512                  $    3,754
------------------------------------------------------------------------------------------------------------------------
     Other liabilities                                                                 892                       1,151
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                           5,404                       4,905
------------------------------------------------------------------------------------------------------------------------
   STOCKHOLDERS' EQUITY:
         TOTAL STOCKHOLDERS' EQUITY                                                222,117                     198,961
------------------------------------------------------------------------------------------------------------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $227,521                    $203,866
------------------------------------------------------------------------------------------------------------------------



                              Statements of Income
              for the years ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                  1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------
   INCOME:
     Dividends from subsidiaries                                    $45,097              $26,965             $24,901
----------------------------------------------------------------------------------------------------------------------
     Interest and dividends                                             790                  629                 193
----------------------------------------------------------------------------------------------------------------------
     Gain of sale of securities                                          --                  181                  --
----------------------------------------------------------------------------------------------------------------------
       TOTAL INCOME                                                  45,887               27,775              25,094
----------------------------------------------------------------------------------------------------------------------
   EXPENSE:
     Amortization of intangibles                                        304                  259                 259
----------------------------------------------------------------------------------------------------------------------
     Other, net                                                         465                2,179                 837
----------------------------------------------------------------------------------------------------------------------
       TOTAL EXPENSES                                                   769                2,438               1,096
----------------------------------------------------------------------------------------------------------------------
     INCOME BEFORE FEDERAL TAXES AND EQUITY IN
         UNDISTRIBUTED EARNINGS OF SUBSIDIARIES                      45,118               25,337              23,998
----------------------------------------------------------------------------------------------------------------------
   Federal income tax (expense) benefit                                (113)                 449                 516
----------------------------------------------------------------------------------------------------------------------
       INCOME BEFORE EQUITY IN UNDISTRIBUTED
         EARNINGS OF SUBSIDIARIES                                    45,005               25,786              24,514
----------------------------------------------------------------------------------------------------------------------
   Equity in undistributed earnings
     of subsidiaries                                                 (7,312)               5,914               3,315
----------------------------------------------------------------------------------------------------------------------
       NET INCOME                                                   $37,693              $31,700             $27,829
----------------------------------------------------------------------------------------------------------------------

                            Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995

----------------------------------------------------------------------------------------------------------------------
     (IN THOUSANDS)                                                  1997                 1996                 1995
----------------------------------------------------------------------------------------------------------------------
   OPERATING ACTIVITIES:
     Net income                                                    $ 37,693             $ 31,700           $  27,829
----------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Amortization                                                       304                  259                 259
----------------------------------------------------------------------------------------------------------------------
     Undistributed earnings of subsidiaries                           7,312               (5,914)             (3,315)
----------------------------------------------------------------------------------------------------------------------
     Gain on sale of securities available-for-sale                       --                 (181)                 --
----------------------------------------------------------------------------------------------------------------------
     Increase in dividends receivable
       from subsidiaries                                            (23,000)              (1,200)               (990)
----------------------------------------------------------------------------------------------------------------------
     (Increase) decrease in other assets                             (1,345)              (3,236)                110
----------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in other liabilities                          (259)                 705                 411
----------------------------------------------------------------------------------------------------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                   20,705               22,133              24,304
----------------------------------------------------------------------------------------------------------------------
   INVESTING ACTIVITIES:
     Purchase of debenture from subsidiary bank                     (10,000)                  --                  --
----------------------------------------------------------------------------------------------------------------------
     Purchase of investment securities                                   --                  (54)                (30)
----------------------------------------------------------------------------------------------------------------------
     Proceeds from sale of securities available-for-sale                 --                  431                  --
----------------------------------------------------------------------------------------------------------------------
     Capital contribution to subsidiary                                  --               (8,000)                 --
----------------------------------------------------------------------------------------------------------------------
     Other, net                                                      (1,379)                  --                  --
----------------------------------------------------------------------------------------------------------------------
         NET CASH USED IN INVESTING ACTIVITIES                      (11,379)              (7,623)                (30)
----------------------------------------------------------------------------------------------------------------------
   FINANCING ACTIVITIES:
     Cash dividends paid                                            (15,047)             (12,166)            (10,282)
----------------------------------------------------------------------------------------------------------------------
     Proceeds from issuance of common stock                           3,664                  337                 247
----------------------------------------------------------------------------------------------------------------------
     Purchase of treasury stock, net                                 (4,727)                (118)             (4,471)
----------------------------------------------------------------------------------------------------------------------
         NET CASH USED FINANCING ACTIVITIES                         (16,110)             (11,947)            (14,506)
----------------------------------------------------------------------------------------------------------------------
         NET (DECREASE) INCREASE IN CASH                             (6,784)               2,563               9,768
----------------------------------------------------------------------------------------------------------------------
   Cash at beginning of year                                         22,498               19,935              10,167
----------------------------------------------------------------------------------------------------------------------
         CASH AT END OF YEAR                                       $ 15,714             $ 22,498           $  19,935
----------------------------------------------------------------------------------------------------------------------

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997


                                INDEX TO EXHIBITS

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
2(a)(1)             Agreement and Plan of Merger, dated as of           Incorporated herein by reference to
                    October 28, 1996, between Park National             Registrant's Registration Statement on
                    Corporation ("Registrant") and First-Knox Banc      Form S-4, filed January 24, 1997
                    Corp.                                               (Registration No. 333-20417)
                                                                        ("Registrant's Form S-4") [Exhibit 2(a)]

2(a)(2)             Amendment to Agreement and Plan of Merger,          Incorporated herein by reference to
                    dated as of January 10, 1997, between               Registrant's Form S-4 [Exhibit 2(b)]
                    Registrant and First-Knox Banc Corp.

2(b)(1)             Branch Purchase and Assumption Agreement            *
                    between KeyBank National Association and
                    The Park National Bank, dated as of May 23, 1997

2(b)(2)             Amendment No. 1 to Branch Purchase and              *
                    Assumption Agreement between KeyBank National
                    Association and The Park National Bank, dated
                    as of September 24, 1997

3(a)(1)             Articles of Incorporation of Park National          Incorporated herein by reference to
                    Corporation as filed with the Ohio                  Registrant's Form 8-B, filed May 20,
                    Secretary of State on  March 24, 1992               1992 (File No. 0-18772) ("Registrant's
                                                                        Form 8-B") [Exhibit 3(a)]


Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
3(a)(2)             Certificate of Amendment to the Articles of         Incorporated herein by reference to
                    Incorporation of Park National                      Registrant's Annual Report on Form 10-K
                    Corporation as filed with the Ohio Secretary        for the fiscal year ended
                    of State on May 6, 1993                             December 31, 1993 (File No. 0-18772)
                                                                        [Exhibit 3(b)]

3(a)(3)             Certificate of Amendment to the Articles of         Incorporated herein by reference to
                    Incorporation of Park National Corporation as       Registrant's Quarterly Report on
                    filed with the Ohio Secretary of State on           Form 10-Q for the fiscal quarter ended
                    April 16, 1996                                      March 31, 1996 (File No. 1-13006)
                                                                        ("Registrant's March 1996 Form 10-Q")
                                                                        [Exhibit 3(a)]

3(a)(4)             Certificate of Amendment by Shareholders to         Incorporated herein by reference to
                    the Articles of Incorporation of Park               Registrant's Quarterly Report on Form
                    National Corporation as filed with the              10-Q for the fiscal quarter ended
                    Ohio Secretary of State on April 22, 1997           June 30, 1997 (File No. 1-13006)
                                                                        ("Registrant's June 1997 Form 10-Q")
                                                                        [Exhibit 3(a)(1)]

3(a)(5)             Articles of Incorporation of Park National          Incorporated herein by reference to
                    Corporation (reflecting amendments through          Registrant's June 1997 Form 10-Q
                    April 22, 1997) (For SEC reporting compliance       [Exhibit 3(a)(2)]
                    purposes only -- not filed with Ohio Secretary
                    of State)

3(b)(1)             Regulations of Registrant                           Incorporated herein by reference to
                                                                        Registrant's Form 8-B [Exhibit 3(b)]

3(b)(2)             Certified Resolution regarding adoption of          Incorporated herein by reference to
                    amendment to Subsection 2.02(A) of the              Registrant's June 1997 Form 10-Q
                    Regulations of Park National Corporation            [Exhibit 3(b)(1)]
                    by Shareholders on April 21, 1997

3(b)(3)             Regulations of Park National Corporation            Incorporated herein by reference to
                    (reflecting amendments through April 21,            Registrant's June 1997 Form 10-Q
                    1997) (For SEC reporting                            [Exhibit 3(b)(2)]
                    compliance purposes only)

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
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

10(f)               Split-Dollar Agreement, dated September 29,         Incorporated herein by reference to: (a)
                    1993, between Dominic C. Fanello and The            Registrant's Annual Report on Form 10-K
                    Richland Trust Company; and Schedule A to           for the fiscal year ended December 31,
                    Exhibit 10(f) identifying other identical           1993 (File No. 0-18772) [Exhibit 10(g)];
                    Split-Dollar Agreements between directors of        Schedule A to Exhibit 10(f) is being
                    Registrant and The Park National Bank, The          filed herewith
                    Richland Trust Company or Century National
                    Bank, as identified in such Schedule A

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
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

10(h)               Form of Stock Option Agreement executed in          Incorporated herein by reference to
                    connection with the grant of options under the      Registrant's 1995 Form 10-K
                    Park National Corporation 1995 Incentive Stock      [Exhibit 10(i)]
                    Option Plan

10(i)               Description of Park National Corporation            Incorporated herein by reference to
                    Supplemental Executive Retirement Plan              Registrant's Form S-4 [Exhibit 10(i)]

13                  Annual Report to Stockholders of Registrant         Incorporated herein by reference to the
                    for the fiscal year ended December 31, 1997         financial statements portion of this
                    (Not deemed filed except for portions thereof       Annual Report on Form 10-K beginning at
                    which are specifically incorporated by              page 18
                    reference into this Annual Report on Form 10-K)

21                  Subsidiaries of Registrant                                              *

23(a)               Consent of Ernst & Young LLP                                            *

23(b)               Consent of Crowe, Chizek and Company LLP                                *

24                  Powers of Attorney                                                      *

27                  Financial Data Schedule                                                 *

99                  Report of Crowe, Chizek and Company LLP                                 *

---------------

*Filed herewith