Form 10-K/A
period 1997-12-31
PARK NATIONAL CORP /OH/
filed 1998-03-27
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________

Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                               31-1179518
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  50 North Third Street, Newark, Ohio                              43055
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (740) 349-8451
                                                    ------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
           Title of each class                             on which registered
           -------------------                           -----------------------
Common Shares, without par value (9,391,648              American Stock Exchange
common shares outstanding on February 27, 1998)

Securities registered pursuant to Section 12(g) of the Act:    None
                                                            ----------

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

                             Exhibit Index on Page 5

                                     PART IV
                                     -------

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
----------------------------------------------------------------------------

 (a)(3)    Exhibits.
           ---------

           Exhibits filed with this Annual Report on Form 10-K/A are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 5. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to the Annual Report on Form 10-K.


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

10(f)      Split-Dollar Agreement, dated September 29,        Incorporated herein by reference to the
           1993, between Dominic C. Fanello and The           Company's Annual Report on Form 10-K for the
           Richland Trust Company; and Schedule A to          fiscal year ended December 31, 1993 (File No.
           Exhibit 10(f) identifying other identical          0-18772 [Exhibit 10(g)]; Schedule A to
           Split-Dollar Agreements between directors of       Exhibit 10(f) is incorporated herein by
           the Company and The Park National Bank, The        reference to the Company's Annual Report on
           Richland Trust Company or Century National         Form 10-K for the fiscal year ended December
           Bank, as identified in such Schedule A             31, 1997 (File No. 1-13006) [Exhibit 10(f)]

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

(c)        Exhibits.
           ---------

           Exhibits filed with this Annual Report on Form 10-K/A are attached hereto. For a list of such exhibits, see "Index to Exhibits" beginning at page 5.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PARK NATIONAL CORPORATION

                                                  /s/ David C. Bowers
                                             -------------------------------
Date: March 27, 1998
                                             By: David C. Bowers,
                                             Secretary, Chief Financial Officer
                                             and Chief Accounting Officer

                            PARK NATIONAL CORPORATION

                          ANNUAL REPORT ON FORM 10-K/A
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997
                     ---------------------------------------


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

2(b)(1)             Branch Purchase and Assumption Agreement            Incorporated herein by reference to
                    between KeyBank National Association and The        Registrant's Annual Report on Form 10-K
                    Park National Bank, dated as of May 23, 1997        for the fiscal year ended December 31,
                                                                        1997 (File No. 1-13006) ("Registrant's
                                                                        1997 Form 10-K) [Exhibit 2(b)(1)]

2(b)(2)             Amendment No. 1 to Branch Purchase and              Incorporated herein by reference to
                    Assumption Agreement between KeyBank National       Registrant's 1997 Form 10-K [Exhibit
                    Association and The Park National Bank, dated       2(b)(2)]
                    as of September 24, 1997

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

3(a)(4)             Certificate of Amendment by Shareholders to         Incorporated herein by reference to
                    the Articles of Incorporation of Park National      Registrant's Quarterly Report on Form
                    Corporation as filed with the Ohio Secretary        10-Q for the fiscal quarter ended June
                    of State on April 22, 1997                          30, 1997 (File No. 1-13006)
                                                                        ("Registrant's June 1997 Form 10-Q")
                                                                        [Exhibit 3(a)(1)]

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

3(b)(1)             Regulations of Registrant                           Incorporated herein by reference to
                                                                        Registrant's Form 8-B [Exhibit 3(b)]

3(b)(2)             Certified Resolution regarding adoption of          Incorporated herein by reference to
                    amendment to Subsection 2.02(A) of the              Registrant's June 1997 Form 10-Q
                    Regulations of Park National Corporation by         [Exhibit 3(b)(1)]
                    Shareholders on April 21, 1997

3(b)(3)             Regulations of Park National Corporation            Incorporated herein by reference to
                    (reflecting amendments through April 21, 1997)      Registrant's June 1997 Form 10-Q
                    (For SEC reporting compliance purposes only)        [Exhibit 3(b)(2)]

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

10(d)               Summary of Incentive Bonus Plan of Park             Incorporated herein by reference to
                    National Corporation                                Registrant's Form S-4 [Exhibit 10(d)]

10(e)               Split-Dollar Agreement, dated May 17, 1993,         Incorporated herein by reference to:
                    between William T. McConnell and The Park           (a) Registrant's Annual Report on
                    National Bank; and Schedule A to Exhibit 10(f)      Form 10-K for the fiscal year ended
                    identifying other identical Split-Dollar            December 31, 1993 (File No. 0-18772)
                    Agreements between The Park National Bank and       [Exhibit 10(f)]; and (b) Registrant's
                    executive officers of Registrant                    Annual Report on Form 10-K for the
                                                                        fiscal year ended December 31, 1994
                                                                        (File No. 1-13006) [Exhibit 10(g)]
10(f)               Split-Dollar Agreement, dated September 29,         Incorporated herein by reference to
                    1993, between Dominic C. Fanello and The            Registrant's Annual Report on Form 10-K
                    Richland Trust Company; and Schedule A to           for the fiscal year ended December 31,
                    Exhibit 10(f) identifying other identical           1993 (File No. 0-18772) [Exhibit 10(g)];
                    Split-Dollar Agreements between directors of        Schedule A to Exhibit 10(f) is
                    Registrant and The Park National Bank, The          incorporated herein by reference to
                    Richland Trust Company or Century National          Registrant's 1997 Form 10-K [Exhibit
                    Bank, as identified in such Schedule A              10(f)]

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

13                  Annual Report to Stockholders of Registrant         Incorporated herein by reference to the
                    for the fiscal year ended December 31, 1997         financial statements portion of
                    (Not deemed filed except for portions thereof       Registrant's 1997 Form 10-K beginning at
                    which are specifically incorporated by              page 18 thereof
                    reference into this Annual Report on Form 10-K)

21                  Subsidiaries of Registrant                          Incorporated herein by reference to
                                                                        Registrant's 1997 Form 10-K [Exhibit 21]

23(a)               Consent of Ernst & Young LLP                        Incorporated herein by reference to
                                                                        Registrant's 1997 Form 10-K [Exhibit
                                                                        23(a)]

23(b)               Consent of Crowe, Chizek and Company LLP            Incorporated herein by reference to
                                                                        Registrant's 1997 Form 10-K [Exhibit
                                                                        23(b)]

24                  Powers of Attorney                                  Incorporated herein by reference to
                                                                        Registrant's 1997 Form 10-K [Exhibit 24]

27                  Financial Data Schedules (includes restatement                          *
                    for the 1996 and 1995 fiscal years)

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
99                  Report of Crowe, Chizek and Company LLP             Incorporated herein by reference to
                                                                        Registrant's 1997 Form 10-K [Exhibit 99]

---------------

*Filed herewith