Form 10-Q
period 1998-03-31
PARK NATIONAL CORP /OH/
filed 1998-05-13
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________


Commission File Number                         1-13006
                       --------------------------------------------------------

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

9,358,677 common shares, no par value per share, outstanding at April 30, 1998.
---------

                                  Page 1 of 20
                              Exhibit Index Page 18

                                 PARK NATIONAL CORPORATION

                                         CONTENTS
                                         --------
                                                                                     Page
                                                                                     ----
PART I.   FINANCIAL INFORMATION                                                      3-11

  Item 1.  Financial Statements                                                      3-11

           Consolidated Balance Sheets as of March 31, 1998 and
           and December 31, 1997 (unaudited)                                            3

           Consolidated Condensed Statements of Income for the
           Three Months Ended March 31, 1998 and 1997 (unaudited)                     4,5

           Consolidated Condensed Statements of Changes in Stockholders'
           Equity for the Three Months ended March 31, 1998 and 1997
           (unaudited)                                                                  6

           Consolidated Statements of Cash Flows for the Three Months
           ended March 31, 1998 and 1997 (unaudited)                                  7,8

           Notes to Consolidated Financial Statements                                9-11

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                12-16

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk                   15


PART II.  OTHER INFORMATION                                                         17-18

  Item 1. Legal Proceedings                                                            17

  Item 2. Changes in Securities and Use of Proceeds                                    17

  Item 3. Defaults Upon Senior Securities                                              17

  Item 4. Submission of Matters to a Vote of Security Holders                       17-18

  Item 5. Other Information                                                            18

  Item 6. Exhibits and Reports on Form 8-K                                             18


SIGNATURES                                                                             19

EXHIBIT 27                                                                             20

PARK NATIONAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)
                                                          March 31,        December 31,
                                                            1998               1997
                                                         ----------        ------------
Assets:
   Cash and due from banks                               $   95,498         $   93,585
   Securities available-for-sale, at fair value
      (amortized cost of $541,248 and $522,179
       at March 31, 1998 and December 31,1997)              550,981            532,922
   Securities held-to-maturity, at amortized cost
      (fair value approximates $7,631 and $8,156
      at March 31, 1998 and December 31,1997)                 7,313              7,808

   Loans (net of unearned interest)                       1,588,994          1,591,927
   Allowance for possible loan losses                        37,251             35,595
      Net loans                                           1,551,743          1,556,332

   Bank premises and equipment, net                          27,446             27,805
   Other assets                                              72,388             69,931
                                                         ----------         ----------
         Total assets                                    $2,305,369         $2,288,383


Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                $  256,293         $  257,867
      Interest bearing                                    1,604,266          1,597,097
         Total deposits                                   1,860,559          1,854,964
   Short-term borrowings                                    182,366            151,624
   Long-term debt                                            17,968             30,868
   Other liabilities                                         20,192             28,810
                                                         ----------         ----------
         Total liabilities                                2,081,085          2,066,266

   Stockholders' Equity:
      Common stock (No par value; 20,000,000
         shares authorized;  9,551,203 shares
         issued in 1998 and 1997)                            68,275             68,275
      Retained earnings                                     160,611            154,535
      Treasury stock (190,361 shares in 1998
            and 158,864 in 1997)                            (10,964)            (7,712)
      Accumulated other comprehensive income,
         net of taxes                                         6,362              7,019
                                                         ----------         ----------
         Total stockholders' equity                         224,284            222,117
                                                         ----------         ----------
            Total liabilities and
               stockholders' equity                      $2,305,369         $2,288,383

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income  (Unaudited)
(dollars in thousands, except per share data)


                                                   Three Months Ended
                                                        March 31,
                                                   1998           1997
                                                 -------        -------
Interest income:

   Interest and fees on loans                    $36,446        $33,871
   Interest on:
      Obligations of U.S. Government, its
            agencies and other securities          7,965          8,372
      Obligations of states and
            political subdivisions                 1,093            870
   Other interest income                              56            285
                                                 -------        -------
         Total interest income                    45,560         43,398


Interest expense:

   Interest on deposits:
      Demand and savings deposits                  4,080          4,093
      Time deposits                               12,910         12,237

   Interest on borrowings:
      Short-term borrowings                        1,963          1,367
      Long-term debt                                 282          1,080
                                                 -------        -------
         Total interest expense                   19,235         18,777
                                                 -------        -------

            Net interest income                   26,325         24,621


Provision for loan losses                          1,674          1,194
                                                 -------        -------

           Net interest income after
              provision for loan losses           24,651         23,427


Other income                                       5,981          5,201


Gain on sale of securities                            97              0

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) - Continued
(dollars in thousands, except per share data)
                                                           Three Months Ended
                                                                March 31,
                                                         1998              1997
                                                      ----------        ----------
Other expense:

   Salaries and employee benefits                     $    7,896        $    7,653
   Occupancy expense                                         837               830
   Furniture and equipment expense                           966               899
   Other expense                                           5,725             6,230
                                                      ----------        ----------
      Total other expense                                 15,424            15,612
                                                      ----------        ----------

         Income before federal income taxes               15,305            13,016


Federal income taxes                                       4,722             4,027
                                                      ----------        ----------

         Net income                                   $   10,583        $    8,989
                                                      ==========        ==========


PER SHARE:

   Net income:
      Basic                                           $     1.13        $     0.96
      Diluted                                               1.12              0.96
                                                      ==========        ==========

   Weighted average common shares outstanding:
      Basic                                            9,386,913         9,343,358
      Diluted                                          9,431,895         9,390,649
                                                      ==========        ==========

   Cash dividends declared                            $     0.48        $     0.40
                                                      ==========        ==========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(dollars in thousands, except per share data)
                                                                                  Accumulated
                                                                      Treasury       Other
                                                 Common    Retained     Stock    Comprehensive   Comprehensive
                                                  Stock    Earnings    at Cost       Income          Income
                                                 -------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1996                     $64,611   $132,648    ($2,985)      $4,687
   Net income                                                 8,989                                  $8,989
   Net unrealized losses on securities
       available-for-sale
       net of income taxes of ($2,307)                                               (4,284)         (4,284)
                                                                                                    -------
     Total comprehensive income                                                                      $4,705
                                                                                                    =======
   Cash dividends on common stock:
     Park at $.40 per share                                  (2,853)
     First-Knox prior to merger                                (902)
   Shares issued for stock options  -
     622 shares                                       27
   Treasury stock purchased  -
     36,450 shares                                                      (1,898)
   Treasury stock reissued for options  -
     5,100 shares                                                          244
                                                 -------   --------   --------       ------
BALANCE AT MARCH 31, 1997                        $64,638   $137,882    ($4,639)        $403
===========================================================================================

BALANCE AT DECEMBER 31, 1997                     $68,275   $154,535    ($7,712)      $7,019
   Net income                                                10,583                                 $10,583
   Net unrealized losses on securities
       available-for sale
       net of income taxes of ($353)                                                   (657)           (657)
                                                                                                    -------
     Total comprehensive income                                                                      $9,926
                                                                                                    =======
   Cash dividends on common stock:
     Park at $.48 per share                                  (4,507)
   Treasury stock purchased  -
     43,265 shares                                                      (3,879)
   Treasury stock reissued for options  -
     11,768 shares                                                         627
                                                 -------   --------   --------       ------
BALANCE AT MARCH 31, 1998                        $68,275   $160,611   ($10,964)      $6,362
===========================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)
(dollars in thousands)


                                                        Three Months Ended
                                                             March 31,
                                                       1998             1997
                                                     --------         --------
Operating activities:


   Net income                                        $ 10,583         $  8,989

   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation, amortization and accretion            364               38
      Provision for loan losses                         1,674            1,194
      Amortization of the excess of cost over
            net assets of banks purchased                 697              490
      Realized net investment security gain               (97)               0

      Changes in assets and liabilities:
         Increase in other assets                      (2,800)          (4,149)
         Decrease in other liabilities                 (4,107)            (286)
                                                     --------         --------

      Net cash provided from
            operating activities                        6,314            6,276



Investing activities:

   Proceeds from sales of:
      Available-for-sale securities                    51,839           24,924
   Proceeds from maturity of:
      Available-for-sale securities                    24,414           70,241
      Held-to-maturity securities                         495               59
   Purchases of:
      Available-for-sale securities                   (94,791)         (77,373)
   Net decrease/(increase) in loans                     3,011          (21,556)
   Purchases of premises and equipment, net              (535)            (548)

                                                     --------         --------

      Net cash used by investing activities           (15,567)          (4,253)

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)  -  Continued
(dollars in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                      1998             1997
                                                    --------         --------
Financing activities:

   Net increase in deposits                         $  5,595         $ 13,027
   Net increase in short-term borrowings              30,742           16,448
   Issuance of common stock                                0               27
   Purchase of treasury stock, net                    (3,252)          (1,654)
   Repayment of long-term debt                       (12,900)            (757)
   Cash dividends paid                                (9,019)          (6,607)
                                                    --------         --------

      Net cash provided from
         financing activities                         11,166           20,484
                                                    --------         --------


      Increase in cash and cash equivalents            1,913           22,507



Cash and cash equivalents at beginning of year        93,585           81,765
                                                    --------         --------


      Cash and cash equivalents at end of period    $ 95,498         $104,272
                                                    ========         ========



Supplemental disclosure of cash flow information:

   Cash paid for:

      Interest                                      $ 19,471         $ 19,164
                                                    ========         ========
      Income taxes                                     1,000                0
                                                    ========         ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three Month Period Ended March 31, 1998 and 1997.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1998.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheet, condensed statement of income and statement of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in 1997 have been reclassified to conform to the financial statement presentation used for 1998.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

As of January 1, 1998, Park adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The new statement requires Park's unrealized gains or losses on securities available-for-sale, which prior to adoption were reported as a separate component of shareholders' equity, to be included in other comprehensive income. Since SFAS No. 130 only requires additional information, it had no impact on Park's financial position or results of operation. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Statement of Change in Shareholders' Equity on page 6.


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

Separate results of operations for Park and First-Knox follow:

                                                           Three Months
                                                       Ended March 31, 1997
                                                       --------------------
                 Net Interest Income
                   Park                                       $19,077
                   First-Knox                                   5,544
                                                              -------
                   Combined                                   $24,621

                 Net Income
                   Park                                       $ 7,296
                   First-Knox                                   1,693
                                                              -------
                   Combined                                   $ 8,989

                 Basic Net Income Per Share
                   Park                                       $  1.02
                   First-Knox                                     .45
                                                              -------
                   Combined                                   $   .96

                 Diluted Net Income Per Share
                   Park                                       $  1.02
                   First-Knox                                     .44
                                                              -------
                   Combined                                   $   .96

Certain amounts in 1997 have been reclassified to conform to the financial statement presentation used in 1998.


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


                                                         (In Thousands)

                                                       1998          1997
                                                       ----          ----

            Balance January 1,                       $35,595       $32,347
                 Provision for loan losses             1,674         1,194
                 Losses charged to the reserve        (1,212)         (910)
                 Recoveries                            1,194           955
                                                     -------       -------

            Balance March 31,                        $37,251       $33,586
                                                     =======       =======

Note 4 - Long-Term Debt
         --------------

              Description                             (In Thousands)
              -----------

                                                 March 31,     December 31,
Fixed rate Federal Home Loan Bank advances         1998           1997
with monthly principal and interest payments:      ----           ----

5.60% Advance due August 1, 2003                  $ 1,830        $ 1,902
6.35% Advance due August 1, 2013                    2,412          2,628
5.95% Advance due March 1, 2004                       502            519
5.70% Advance due May 1, 2004                       4,092          4,230
5.85% Advance due January 1, 2016                   3,803          4,259
2.00% Advance due November 1, 2027                     39             40
2.00% Advance due January 1, 2028                      40             40

Fixed rate Federal Home Loan Bank advances with monthly interest payments:

5.35% Advance due February 1, 1999                  5,000          5,000
5.60% Advance due April 1, 1999                       -0-          5,000
5.70% Advance due June 1, 1999                        -0-          7,000
6.35% Advance due March 1, 2004                       250            250
                                                  -------        -------
                                                  $17,968        $30,868
                                                  -------        -------

Federal Home Loan Bank (FHLB) advances are collateralized by the FHLB stock owned by Park's affiliate banks and by residential mortgage loans pledged under a blanket agreement by Park's affiliate banks.


Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 1998 and 1997.

                                                       (Dollars in thousands, except per share data)
                   Three Months Ended
                         March 31,                                  1998              1997
                         ---------                                  ----              ----
Numerator:
Net Income                                                       $   10,583        $    8,989

Denominator:
Denominator for basic earnings per share weighted average         9,386,913         9,343,358
shares

Effect of dilutive securities                                        44,982            47,291

Denominator for diluted earnings per share-adjusted               9,431,895         9,390,649
weighted-average shares and assumed conversions

=============================================================================================

Earnings per share:
Basic earnings per share                                         $     1.13        $      .96
Diluted earnings per share                                       $     1.12        $      .96

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


              Comparison of Results of Operations for the Quarters
                          Ended March 31, 1998 and 1997


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.7 million or 6.9% to $26.3 million for the three months ended March 31, 1998 compared to $24.6 million for the first quarter of 1997. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 1998 with the same quarter in 1997.


                                         Three Months Ended March 31st
                                                (In Thousands)

                                          1998                     1997
                                          ----                     ----
                                                Tax                      Tax
                                  Average    Equivalent    Average    Equivalent
                                  Balance        %         Balance        %
                                 ======================   ======================
Loans                            $1,583,427     9.36%     $1,479,706     9.31%
Taxable Investments              $  452,071     7.15%     $  487,045     6.97%
Tax Exempt Investments           $   81,888     7.60%     $   60,377     8.23%
Federal Funds Sold               $    3,877     5.64%     $   21,384     5.38%
Interest Earning Assets          $2,121,263     8.81%     $2,048,512     8.68%

Interest Bearing Deposits        $1,598,620     4.31%     $1,547,080     4.28%
Short-term Borrowings            $  162,663     4.89%     $  132,086     4.20%
Long-term Debt                   $   19,431     5.88%     $   63,726     6.87%
Interest Bearing Liabilities     $1,780,714     4.38%     $1,742,892     4.37%
Excess Interest Earning Assets   $  340,549     4.43%     $  305,620     4.31%
Net Interest Margin                             5.14%                    4.97%


Average interest earning assets increased by $73 million or 3.6% to $2,121 million for the quarter ended March 31, 1998 compared to the same quarter in 1997. Average loans outstanding increased by $104 million or 7.0% to $1,583 million for the first quarter of 1998 compared to the first quarter of 1997. Approximately $12 million of this increase was due to loans acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. Average investment securities including federal funds sold decreased by $31 million or 5.4% to $538 million for the first quarter of 1998 compared to the same period in 1997.

The 7.0% increase in average loans outstanding in 1998 compared to 1997 was primarily due to strong loan demand for commercial, commercial real estate, and consumer loans secured by automobiles. The demand for fixed-rate residential real estate loans was quite strong during the first quarter of 1998 due to relatively low longer term interest rates. However, a large percentage of the fixed-rate loan originations are refinances of existing mortgages. Park sells in the secondary market all fixed-rate mortgage loans that are originated and as a result has experienced a decrease of $9.2 million in residential real estate loans during the first quarter of 1998. This trend in residential real estate loans may continue at current interest rate levels.

The $31 million decrease in average investment securities in 1998 compared to 1997 was used to help fund the increase in average loans outstanding and to repay long-term debt.

Average interest bearing liabilities increased by $38 million or 2.2% to $1,781 million for the quarter ended March 31, 1998 compared to the same quarter in 1997. Average interest bearing deposits increased by $52 million or 3.3% to $1,599 million for the first quarter of 1998 compared to the same period in 1997. This increase in deposits was primarily due to $49 million of deposits acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. Average short-term borrowings increased by $31 million or 23.2% to $163 million for the first quarter of 1998 compared to the same period in 1997. This increase in short-term borrowings was used to assist in funding the repayment of long-term debt. Average long-term debt decreased by $44 million to $19 million in the first quarter of 1998 compared to the same period in 1997. Higher rate long-term debt was repaid from additional short-term borrowings and from the proceeds from the sale of taxable investment securities.

The yield on average interest earning assets increased by .13% to 8.81% for the first quarter of 1998 compared to 8.68% for the same period in 1997. This increase was due to both a change in the mix of average interest earning assets and an increase in yields. Average loans were 74.7% of average interest earning assets for the first quarter of 1998 compared to 72.2% for the same period in 1997. The yield on loans increased to 9.36% in 1998 compared to 9.31% in 1997. The yield on total investment securities including federal funds sold was 7.21% in 1998 compared to 7.04% in 1997.

The cost of average interest bearing liabilities has been relatively stable with a cost of 4.38% in 1998 and 4.37% in 1997.

The increase in net interest income of $1.7 million or 6.9% to $26.3 million for the three months ended March 31, 1998 was due to both increases in the net interest spread and interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) improved by .12% to 4.43% in 1998 compared to 4.31% in 1997. Average interest earning assets increased by $73 million or 3.6% in 1998 compared to 1997 and excess interest earning assets increased by $35 million or 11.4% to $341 million in 1998 compared to 1997. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .17% to 5.14% for the first quarter of 1998 compared to 4.97% for the same period in 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $480,000 or 40.2% to $1.7 million for the three months ended March 31, 1998 compared to $1.2 million for the same period in 1997. Net charge-offs were $18,000 in 1998 compared to net recoveries of $45,000 in 1997. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans, were $7.0 million or .44% of loans at March 31, 1998 compared to $6.2 million or .39% of loans at December 31, 1997 and $7.1 million or .48% of loans at March 31, 1997. The reserve for loan losses as a percentage of outstanding loans was 2.34% at March 31, 1998 compared to 2.24% at December 31, 1997 and 2.25% at March 31, 1997. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
------------------

Noninterest income increased by $780,000 or 15.0% to $6.0 million for the first quarter of 1998 compared to $5.2 million for the same period in 1997. Following is a summary of the change in noninterest income.

                                Three Months End
                                March 31, (Thousands)

                                            1998          1997        Change
                                            ----          ----        ------

Fees from fiduciary activities             $1,285        $1,356        $ (71)
Service charges on deposit accounts         1,594         1,523           71
Other service income                        1,358           891          467
Other income                                1,744         1,431          313
                                           ------        ------        -----
Total                                      $5,981        $5,201        $ 780
                                           ======        ======        =====


The increase in other service income of $467,000 was primarily due to fee income earned from the origination and sale in the secondary market of fixed-rate residential mortgage loans. The increase in the subcategory other income of $313,000 was primarily due to an increase in rental fees from operating leases.

Security Gains
--------------

Investment security gains were $97,000 for the three months ended March 31, 1998 compared to no gains for the same period in 1997. Securities sold for gains were due to mature later in 1998 and the proceeds from the sales were used to purchase mortgage-backed securities with an average life of approximately 4.5 years.

At March 31, 1998, the net unrealized holding gain on available-for-sale securities was $6.4 million compared to a net unrealized gain of $7.0 million at December 31, 1997. An increase in longer term interest rates would decrease the net unrealized gain in available-for-sale securities and could possibly cause Park to realize some investment security losses later in 1998. The average maturity of the investment portfolio was approximately 3.5 years at March 31, 1998 and December 31, 1997.

Other Expense
-------------

Total other expense decreased by $188,000 or 1.2% to $15.4 million for the three months ended March 31, 1998 compared to $15.6 million for the same period in 1997. Salaries and employee benefits expense increased by $243,000 or 3.2% to $7.9 million for the first quarter of 1998 compared to the same period in 1997. Full time equivalent employees were 985 at March 31, 1998 compared to 965 at March 31, 1997.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles, and expenses pertaining to other real estate owned, decreased by $505,000 or 8.1% to $5.7 million for the first quarter of 1998 compared to the same period in 1997. Decreases in data processing expense and fees and service charges were partially offset by increases in the amortization of intangibles and supplies expense.

Federal Income Taxes
--------------------

Federal income tax expense was $4.7 million for the first quarter of 1998 compared to $4.0 million for the same period in 1997. The ratio of federal income tax expense to income before taxes was approximately 31% for both 1998 and 1997.

Net Income
----------

Net income increased by $1.6 million or 17.7% to $10.6 million for the three months ended March 31, 1998 compared to $9.0 million for the same period in 1997. The annualized, first quarter net income to average assets ratio (ROA) was 1.89% in 1998 compared to 1.67% for the same period in 1997. The annualized, first quarter net income to average equity ratio (ROE) was 20.02% in 1998 compared to 18.72% in 1997.

                        COMPARISON OF FINANCIAL CONDITION
                    FOR MARCH 31, 1998 AND DECEMBER 31, 1997


Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $17 million or .7% to $2,305 million at March 31, 1998 compared to $2,288 million at December 31, 1997. Investment securities increased by $18 million to $558 million and loan balances decreased by $3 million to $1,589 million. The decrease in loan balances was due to the strong demand for fixed-rate mortgage loans which when originated are sold in the secondary market. Some of the fixed-rate mortgage loan originations were refinances of adjustable-rate mortgage loan balances.

Total liabilities increased by $15 million or .7% to $2,081 million at March 31, 1998 compared to $2,066 million at December 31. 1997. Total deposits increased by $6 million to $1,861 million and total borrowed money increased by $18 million to $200 million. During the first quarter of 1998, $13 million of long-term debt was repaid and replaced with lower rate short-term debt.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 68.9% at March 31, 1998 compared to 69.6% at December 31, 1997 and 67.6% at March 31, 1997. Cash and cash equivalents totaled $95 million at March 31, 1998 compared to $94 million at December 31, 1997 and $104 million at March 31, 1997. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at March 31, 1998 was $224.3 million or 9.73% of total assets compared to $222.1 million or 9.71% of total assets at December 31, 1997 and $198.3 million or 8.97% of total assets at March 31, 1997.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 8.98% at March 31, 1998 and 8.91% at December 31, 1997. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.59% at March 31, 1998 and 13.46% at December 31, 1997. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.86% at March 31, 1998 and 14.72% at December 31, 1997.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 1998. The following table indicates the capital ratios for each subsidiary and Park at March 31, 1998:

                                                 Tier I        Total
                                  Leverage     Risk-Based    Risk-Based
                                  --------     ----------    ----------

Park National Bank                  6.43%         9.03%        11.64%
Richland Trust Company              6.35%        11.59%        12.86%
Century National Bank               6.39%        10.82%        12.09%
First-Knox National Bank            6.43%        10.85%        12.73%
Park National Corporation           8.98%        13.59%        14.86%
Minimum Capital Ratio               4.00%         4.00%         8.00%
Well Capitalized Ratio              5.00%         6.00%        10.00%


At the April 20, 1998 Park National Corporation Board of Directors' Meeting, a cash dividend of $.48 per share was declared payable on June 10, 1998 to stockholders of record on May 15, 1998.

Year 2000 Compliance Issues
---------------------------

In early 1997, Park formed a Year 2000 project team to identify software systems and computer-related devices that require modification for the Year 2000. A project plan has been developed with goals and target dates. The Corporation's business areas are in various stages of completing this project plan. The project plan follows a five phase approach - awareness, assessment, renovation, validation, and implementation - recommended by regulators and others. The Corporation has incurred expenses throughout 1997 related to this project and will continue to incur expenses over the next two years. These expenses are not expected to materially impact operating results in any one period, with a significant portion of these expenses represented by existing staff that has been redeployed to this project. Many of the Corporation's systems are vendor-supplied. All the vendors have been contacted and most have provided certification, a commitment letter for compliance before Year 2000, or instructions on how the Corporation can test the software systems and computer-related devices for Year 2000 readiness.

The Corporation is regulated by both state and federal bank regulatory agencies. These agencies have issued numerous directives with respect to the Year 2000 issue, with which we are acting to comply.

Management presently believes that with the planned modifications to existing systems, conversion to new systems, and vendor delivery of millennium-compliant systems, the Year 2000 compliance issues will be resolved on a timely basis, and any related costs will not have a material impact on the operations, cash flows, or financial condition of future periods.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK -

See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a. On April 20, 1998, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the record date, 9,374,107 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 8,348,520 or 89.1% of the outstanding common shares entitled to vote were represented by proxy or in person.

         b.       Directors elected at the Annual Meeting for a three year term:


                                Maureen Buchwald

   8,325,019 For      23,501 Withheld      -0- Abstain and Broker Non-Votes
   ---------          ------               ---


                               Dominic C. Fanello

   8,324,722 For      23,798 Withheld      -0- Abstain and Broker Non-Votes
   ---------          ------               ---


                              Phillip T. Leitnaker

   8,326,807 For      21,713 Withheld      -0- Abstain and Broker Non-Votes
   ---------          ------               ---


                                J. Gilbert Reese

   8,324,080 For      24,440  Withheld     -0- Abstain and Broker Non-Votes
   ---------          ------               ---


                                 Rick R. Taylor

   8,328,004 For      20,516  Withheld     -0- Abstain and Broker Non-Votes
   ---------          ------               ---

       Directors whose term of office continued after the Annual Meeting:

                               C. Daniel DeLawder
                               Phillip H. Jordan, Jr.
                               Tamala Longaberger Kaido
                               Howard L. LeFevre
                               James J. Cullers
                               John J. O'Neill
                               R. William Geyer
                               William T. McConnell
                               James A. McElroy
                               William A. Phillips
                               John L. Warner

         c.       See Item 4(b) for the voting results for directors.

         1. Proposal to adopt amendments to the Park National Corporation 1995 Incentive Stock Option Plan. The proposal passed with 80.9% of the eligible shares voting for the proposal, 75% of the eligible shares were required for passage.

                  For        Against         Abstain         Broker Non-Votes
                  ---        -------         -------         ----------------

               7,581,000     130,927         106,230              530,363



         d.       Not Applicable


Item 5.  Other Information
         -----------------

         Not Applicable


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.       Exhibits
                  --------

                  See Exhibit 27, Financial Data Schedule on Page 20

         b.       Reports on Form 8-K
                  -------------------

                  A Form 8-K was filed by Park on April 17, 1998 for the purpose of providing an updated summary of the material attributes of the common shares, without par value, of Park National Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PARK NATIONAL CORPORATION

DATE:   May 13, 1998                        BY:  /s/ C. Daniel DeLawder
      ------------------------                  -------------------------
                                                C. Daniel DeLawder
                                                President

DATE:   May 13, 1998                        BY:  /s/ John W. Kozak
      ------------------------                  -------------------------
                                                John W. Kozak
                                                Chief Financial Officer