Form 10-Q
period 1998-06-30
PARK NATIONAL CORP /OH/
filed 1998-08-13
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                         1-13006
                       ---------------------------------------------------------

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

9,314,859 common shares, no par value per share, outstanding at July 31, 1998.

                                  Page 1 of 22
                            Exhibit Index at Page 20

                                    PARK NATIONAL CORPORATION

                                            CONTENTS
                                            --------
                                                                                         Page
                                                                                         ----
PART I.   FINANCIAL INFORMATION                                                           3-11

    Item 1.  Financial Statements                                                         3-11

                 Consolidated Balance Sheets as of June 30, 1998 and
                 and December 31, 1997 (unaudited)                                           3

                 Consolidated Condensed Statements of Income for the
                 Three Months and Six Months ended June 30, 1998 and 1997 (unaudited)      4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Six Months ended June 30, 1998 and 1997 (unaudited)          6

                 Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 1998 and 1997 (unaudited)                                  7,8

                 Notes to Consolidated Financial Statements                               9-12

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                       13-19

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk                      19


PART II.  OTHER INFORMATION                                                                 20

    Item 1.  Legal Proceedings                                                              20

    Item 2.  Changes in Securities and Use of Proceeds                                      20

    Item 3.  Defaults Upon Senior Securities                                                20

    Item 4.  Submission of Matters to a Vote of Security Holders                            20

    Item 5.  Other Information                                                              20

    Item 6.  Exhibits and Reports on Form 8-K                                               20


SIGNATURES                                                                                  21

EXHIBIT 27                                                                                  22

PARK NATIONAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)
                                                             June 30,         December 31,
                                                               1998               1997
                                                            ----------        ------------
Assets:
   Cash and due from banks                                  $   92,026         $   93,585
   Securities available-for-sale, at fair value
      (amortized cost of $593,607 and $522,179
      at June 30, 1998 and December 31,1997)                   603,806            532,922
   Securities held-to-maturity, at amortized cost
      (fair value approximates $7,124 and $8,156
      at June 30, 1998 and December 31,1997)                     6,820              7,808

   Loans (net of unearned interest)                          1,608,382          1,591,927
   Allowance for possible loan losses                           38,279             35,595
      Net loans                                              1,570,103          1,556,332

   Bank premises and equipment, net                             27,392             27,805
   Other assets                                                 81,574             69,931
                                                            ----------         ----------
         Total assets                                       $2,381,721         $2,288,383


Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                   $  264,289         $  257,867
      Interest bearing                                       1,613,302          1,597,097
         Total deposits                                      1,877,591          1,854,964
   Short-term borrowings                                       242,351            151,624
   Long-term debt                                               14,561             30,868
   Other liabilities                                            20,087             28,810
                                                            ----------         ----------
         Total liabilities                                   2,154,590          2,066,266

   Stockholders' Equity:
      Common stock (No par value;  20,000,000 shares
         authorized;  9,552,816 shares issued in
         1998 and 9,551,203 issued in 1997)                     68,364             68,275
      Retained earnings                                        167,067            154,535
      Treasury stock (225,530 shares in 1998
            and 158,864 in 1997)                               (14,659)            (7,712)
      Accumulated other comprehensive income
            net of taxes                                         6,359              7,019
                                                            ----------         ----------
         Total stockholders' equity                            227,131            222,117
                                                            ----------         ----------
            Total liabilities and
               stockholders' equity                         $2,381,721         $2,288,383

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income  (Unaudited)
(dollars in thousands, except per share data)
                                              Three Months                   Six Months
                                              Ended June 30,                Ended June 30,
                                            1998           1997           1998           1997
                                          -------        -------        -------        -------
Interest income:

   Interest and fees on loans             $36,863        $35,253        $73,309        $69,124
   Interest on:
      Obligations of U.S. Gov't,
            its agencies and
            other securities                8,367          8,812         16,332         17,184
      Obligations of states and
            political subdivisions          1,147            938          2,240          1,808
   Other interest income                       73            141            129            426
                                          -------        -------        -------        -------

      Total interest income                46,450         45,144         92,010         88,542


Interest expense:

   Interest on deposits:
      Demand and savings deposits           4,124          4,269          8,204          8,362
      Time deposits                        13,158         12,300         26,068         24,537

   Interest on borrowings:
      Short-term borrowings                 2,097          2,058          4,060          3,425
      Long-term debt                          225            839            507          1,919
                                          -------        -------        -------        -------

      Total interest expense               19,604         19,466         38,839         38,243
                                          -------        -------        -------        -------

      Net interest income                  26,846         25,678         53,171         50,299

Provision for loan losses                   1,674          1,454          3,348          2,648
                                          -------        -------        -------        -------

      Net interest income after
         provision for loan losses         25,172         24,224         49,823         47,651

Other income                                5,848          5,091         11,829         10,292

Gain on sale of securities                      0              0             97              0

                                    Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) - Continued
(dollars in thousands, except per share data)
                                                             Three Months                          Six Months
                                                             Ended June 30,                      Ended June 30,
                                                         1998              1997              1998              1997
                                                      ----------        ----------        ----------        -----------
Other expense:

   Salaries and employee benefits                     $    7,724        $    7,734        $   15,620        $   15,387
   Occupancy expense                                         876               822             1,713             1,652
   Furniture and equipment                                   968               890             1,934             1,789
   Other expense                                           5,637             6,020            11,362            12,250
                                                      ----------        ----------        ----------        ----------

      Total other expense                                 15,205            15,466            30,629            31,078
                                                      ----------        ----------        ----------        ----------

         Income before federal
            income taxes                                  15,815            13,849            31,120            26,865

Federal income taxes                                       4,866             4,297             9,588             8,324
                                                      ----------        ----------        ----------        ----------

         Net income                                   $   10,949        $    9,552        $   21,532        $   18,541
                                                      ==========        ==========        ==========        ==========


PER SHARE:

   Net income:
      Basic                                           $     1.17        $     1.02        $     2.30        $     1.98
      Diluted                                               1.17              1.01              2.29              1.97
                                                      ==========        ==========        ==========        ==========

   Weighted average common shares outstanding:
      Basic                                            9,352,684         9,402,886         9,369,799         9,373,122
      Diluted                                          9,397,929         9,420,240         9,414,913         9,405,445
                                                      ==========        ==========        ==========        ==========

   Cash dividends declared                            $     0.48        $     0.40        $     0.96        $     0.80

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(dollars in thousands, except per share data)
                                                                                                   Accumulated
                                                                                       Treasury          Other
                                                                Common      Retained      Stock  Comprehensive   Comprehensive
                                                                 Stock      Earnings    at Cost         Income          Income
                                                                -------     --------   --------  -------------   -------------
BALANCE AT DECEMBER 31, 1996                                    $64,611     $132,648    ($2,985)        $4,687
   Net income                                                                 18,541                                   $18,541
   Net unrealized losses on securities
         available-for-sale net of income
         taxes of ($291)                                                                                  (541)           (541)
                                                                                                                       -------
Total comprehensive income                                                                                             $18,000
Cash dividends on common stock:
      Park at $.80 per share                                                  (6,622)
      First-Knox prior to merger                                                (902)
   Shares issued for stock options - 104,346 shares               2,184
   Cash payment for fractional shares in merger - 600 shares        (40)
   Tax benefit from exercise of stock options                     1,307
   Treasury stock purchased  -  50,721 shares                                            (2,807)
   Treasury stock reissued for options  - 10,250 shares                                     491
BALANCE AT JUNE 30, 1997                                        $68,062     $143,665    ($5,301)        $4,146
===============================================================================================================================

BALANCE AT DECEMBER 31, 1997                                    $68,275     $154,535    ($7,712)        $7,019
   Net income                                                                 21,532                                   $21,532
   Net unrealized losses on securities available-for sale
         net of income taxes of ($355)                                                                    (660)           (660)
                                                                                                                       -------
Total comprehensive income                                                                                             $ 9,926
Cash dividends on common stock:
      Park at $.96 per share                                                  (9,000)
   Shares issued for stock options - 1,613 shares                    89
   Treasury stock purchased  -  86,158 shares                                            (8,007)
   Treasury stock reissued for options  -  19,492 shares                                  1,060
BALANCE AT JUNE 30, 1998                                        $68,364     $167,067   ($14,659)        $6,359
===============================================================================================================================

            THREE MONTHS ENDED JUNE 30,                           1998        1997
                                                                -------     --------
   Net income                                                   $10,949     $  9,552
   Accumulated other comprehensive income, net of income
         taxes of ($2) in 1998 and ($2,015) in 1997                  (3)       3,743
      Total comprehensive income                                $10,946     $ 13,295

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)
(dollars in thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                          1998              1997
                                                       ---------         ---------
Operating activities:

   Net income                                          $  21,532         $  18,541

   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation, amortization and accretion               622                95
      Provision for loan losses                            3,348             2,648
      Amortization of the excess of cost over
            net assets of banks purchased                  1,393               978
      Realized net investment security gain                  (97)                0

      Changes in assets and liabilities:
         Increase in other assets                        (13,150)           (4,959)
         Decrease in other liabilities                    (4,213)           (2,969)
                                                       ---------         ---------

      Net cash provided from
            operating activities                           9,435            14,334



Investing activities:

   Proceeds from sales of:
      Available-for-sale securities                       51,839            24,924
   Proceeds from maturity of:
      Available-for-sale securities                       58,015            85,874
      Held-to-maturity securities                            989             1,888
   Purchases of:
      Available-for-sale securities                     (180,405)         (129,974)
   Net increase in loans                                 (16,717)          (62,380)
   Purchases of premises and equipment, net               (1,391)           (1,358)

                                                       ---------         ---------

      Net cash used by investing activities              (87,670)          (81,026)

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)  -  Continued
(dollars in thousands)
                                                             Six Months Ended
                                                                  June 30,
                                                           1998             1997
                                                         --------         --------
Financing activities:

   Net increase in deposits                              $ 22,627         $ 14,379
   Net increase in short-term borrowings                   90,727           83,245
   Issuance of common stock                                     0               27
   Exercise of stock options                                   89            3,424
   Purchase of treasury stock, net                         (6,947)          (2,317)
   Repayment of long-term debt                            (16,307)         (21,029)
   Cash dividends paid                                    (13,513)         (11,278)
                                                         --------         --------

      Net cash provided from
         financing activities                              76,676           66,451
                                                         --------         --------


      Decrease in cash and cash equivalents                (1,559)            (241)


Cash and cash equivalents at beginning of year             93,585           81,765
                                                         --------         --------


      Cash and cash equivalents at end of period         $ 92,026         $ 81,524
                                                         ========         ========



Supplemental disclosure of cash flow information:

   Cash paid for:

      Interest                                           $ 38,606         $ 39,729
                                                         ========         ========
      Income taxes                                       $ 11,550         $  7,455
                                                         ========         ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Six Month Periods Ended June 30, 1998 and 1997.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1998.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997. Certain amounts in 1997 have been reclassified to conform to the financial statement presentation used for 1998.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

As of January 1, 1998, Park adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes reporting and display standards for comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances arising from nonowner sources. The new statement requires Park's unrealized gains or losses on securities available-for-sale, which prior to adoption were reported as a separate component of stockholders' equity, to be included in other comprehensive income. Since SFAS No. 130 only requires additional information, it had no impact on Park's financial position or results of operation. Prior year financial statements have been reclassified to conform with the new requirements. Comprehensive income is presented in the Statements of Changes in Stockholders' Equity on page 6.


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

                                                              (In Thousands)

                                            Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,

                                            1998            1997            1998            1997
                                            ----            ----            ----            ----
Beginning of Period                       $37,251         $33,586         $35,595         $32,347
     Provision for loan losses              1,674           1,454           3,348           2,648
     Losses charged to the reserve         (1,449)         (1,192)         (2,661)         (2,102)
     Recoveries                               803             477           1,997           1,432
                                          -------         -------         -------         -------

End of Period                             $38,279         $34,325         $38,279         $34,325
                                          =======         =======         =======         =======

Note 4 - Long-Term Debt
         --------------

                                                            (IN THOUSANDS)
                 DESCRIPTION                           JUNE 30,     DECEMBER 31,
                                                        1998           1997
                                                        ----           ----
--------------------------------------------------------------------------------
FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH
MONTHLY PRINCIPAL AND INTEREST PAYMENTS:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
5.60% ADVANCE DUE AUGUST 1, 2003                       $ 1,758        $ 1,902
--------------------------------------------------------------------------------
6.35% ADVANCE DUE AUGUST 1, 2013                           -0-          2,628
--------------------------------------------------------------------------------
5.95% ADVANCE DUE MARCH 1, 2004                            -0-            519
--------------------------------------------------------------------------------
5.70% ADVANCE DUE MAY 1, 2004                            3,952          4,230
--------------------------------------------------------------------------------
5.85% ADVANCE DUE JANUARY 1, 2016                        3,773          4,259
--------------------------------------------------------------------------------
2.00% ADVANCE DUE NOVEMBER 1, 2027                          39             40
--------------------------------------------------------------------------------
2.00% ADVANCE DUE JANUARY 1, 2028                           39             40
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH
MONTHLY INTEREST PAYMENTS:
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
5.35% ADVANCE DUE FEBRUARY 1, 1999                       5,000          5,000
--------------------------------------------------------------------------------
5.60% ADVANCE DUE APRIL 1, 1999                            -0-          5,000
--------------------------------------------------------------------------------
5.70% ADVANCE DUE JUNE 1, 1999                             -0-          7,000
--------------------------------------------------------------------------------
6.35% ADVANCE DUE MARCH 1, 2004                            -0-            250
--------------------------------------------------------------------------------
                                                       $14,561        $30,868
                                                       =======        =======
--------------------------------------------------------------------------------


Federal Home Loan Bank (FHLB) advances are collateralized by the FHLB stock owned by Park's affiliate banks and by residential mortgage loans pledged under a blanket agreement by Park's affiliate banks.


Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1997.

                   THREE MONTHS ENDED                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                         JUNE 30,
                                                                        1998              1997
---------------------------------------------------------------------------------------------------
NUMERATOR:
---------------------------------------------------------------------------------------------------
NET INCOME                                                           $   10,949        $    9,552
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
DENOMINATOR:
---------------------------------------------------------------------------------------------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE WEIGHTED-AVERAGE
SHARES                                                                9,352,684         9,402,886
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES                                            45,245            17,354
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-
AVERAGE SHARES AND ASSUMED CONVERSIONS                                9,397,929         9,420,240
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                             $     1.17        $     1.02
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                           $     1.17        $     1.01
---------------------------------------------------------------------------------------------------

                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                     SIX MONTHS ENDED
                          JUNE 30,                                      1998              1997
---------------------------------------------------------------------------------------------------
NUMERATOR:
---------------------------------------------------------------------------------------------------
NET INCOME                                                           $   21,532        $   18,541
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
DENOMINATOR:
---------------------------------------------------------------------------------------------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE WEIGHTED-AVERAGE
SHARES                                                                9,369,799         9,373,122
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES                                            45,114            32,323
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-
AVERAGE SHARES AND ASSUMED CONVERSIONS                                9,414,913         9,405,445
---------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
---------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                             $     2.30        $     1.98
---------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                           $     2.29        $     1.97
---------------------------------------------------------------------------------------------------

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Comparison of Results of Operations for the Three and Six Month Periods Ended
                             June 30, 1998 and 1997


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.2 million or 4.6% to $26.85 million for the three months ended June 30, 1998 compared to $25.68 million for the second quarter of 1997. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 1998 with the same quarter in 1997.

                                               THREE MONTHS ENDED JUNE 30,
                                                      (IN THOUSANDS)

                                              1998                     1997
                                              ----                     ----

                                                      TAX                     TAX
                                       AVERAGE     EQUIVALENT   AVERAGE    EQUIVALENT
                                       BALANCE         %        BALANCE        %
-------------------------------------------------------------------------------------
LOANS                                 $1,586,077     9.35%     $1,511,320    9.39%
-------------------------------------------------------------------------------------
TAXABLE INVESTMENTS                   $  481,996     6.96%     $  501,946    7.04%
-------------------------------------------------------------------------------------
TAX EXEMPT INVESTMENTS                $   87,944     7.35%     $   67,140    7.93%
-------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                    $    5,266     5.51%     $   11,155    5.08%
-------------------------------------------------------------------------------------
INTEREST EARNING ASSETS               $2,161,283     8.73%     $2,091,561    8.75%
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS             $1,620,718     4.28%     $1,555,073    4.27%
-------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                 $  174,284     4.83%     $  160,674    4.90%
-------------------------------------------------------------------------------------
LONG-TERM DEBT                        $   15,691     5.77%     $   61,265    6.06%
-------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES          $1,810,693     4.35%     $1,777,012    4.39%
-------------------------------------------------------------------------------------
EXCESS INTEREST EARNING ASSETS        $  350,590     4.38%     $  314,549    4.36%
-------------------------------------------------------------------------------------
NET INTEREST MARGIN                                  5.09%                   5.02%
-------------------------------------------------------------------------------------

Average interest earning assets increased by $70 million or 3.3% to $2,161 million for the quarter ended June 30, 1998 compared to the same quarter in 1997. Average loans outstanding increased by $75 million or 5.0% to $1,586 million for the second quarter of 1998 compared to the same quarter in 1997. Approximately $12 million of this increase was due to loans acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. The demand for fixed-rate residential real estate loans has been quite strong during the first half of 1998 due to relatively low longer term interest rates. However, a large percentage of the fixed-rate loan originations are refinances of existing mortgages. Park sells in the secondary market all fixed-rate mortgage loans that are originated and as a result has experienced a decrease of $16 million in residential real estate loans during the first six months of 1998. This trend in residential real estate loans may continue at current interest rate levels. The demand for commercial, commercial real estate, and consumer loans secured by automobiles has continued to be relatively strong and accounts for the 5.0% growth in average loan balances for the second quarter of 1998 compared to the same period in 1997. The average yield on the loan portfolio was 9.35% for the second quarter of 1998 compared to 9.39% for the same period in 1997. The pricing of variable-rate interest rate loans has been relatively unchanged in 1998 compared to 1997, as short-term interest rates have been stable.

Average investment securities including federal funds sold decreased by $5 million to $575 million for the second quarter of 1998 compared to $580 million for the same quarter in 1997. The yield on taxable investment securities was 6.96% in 1998 compared to 7.04% in 1997 while the tax equivalent yield on tax-exempt investments decreased to 7.35% in 1998 compared to 7.93% in 1997. The decrease in the yield on tax-exempt investments was primarily due to purchases of lower yielding securities. Long-term interest rates have decreased over the past year and as a result, purchases of investment securities generally yield less than the average yield of the portfolio.

Average interest bearing liabilities increased by $34 million or 1.9% to $1,811 million for the quarter ended June 30, 1998 compared to the same quarter in 1997. Average interest bearing deposits increased by $66 million or 4.2% to $1,621 million for the second quarter of 1998 compared to the same period in 1997. This increase in deposits was primarily due to $49 million of deposits acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997.

Average short-term borrowings increased by $14 million to $174 million for the second quarter of 1998 compared to the same period in 1997, while average long-term borrowings decreased to $16 million in 1998 compared to $61 million in 1997. Higher rate long-term debt was repaid from additional short-term borrowings and from the proceeds from the sale of taxable investment securities.

The increase in net interest income of $1.2 million or 4.6% to $26.85 million for the quarter ended June 30, 1998 was primarily due to an increase in average interest earning assets and to a lesser extent an increase in the net interest spread. Average interest earning assets increased by $70 million or 3.3% to $2,161 million and excess interest earning assets increased by $36 million to $351 million for the quarter ended June 30, 1998 compared to the same period in 1997. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .02% to 4.38% in 1998 compared to 4.36% in 1997. The yield on interest earning assets decreased by .02% to 8.73% for the second quarter of 1998 compared to 8.75% for the same period in 1997 and the cost of interest bearing liabilities decreased by .04% to 4.35% for the second quarter of 1998 compared to 4.39% for the same period in 1997.

Net interest income increased by $2.9 million or 5.7% to $53.2 million for the six months ended June 30, 1998 compared to $50.3 million for the same period in 1997. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 1998 with the same period in 1997.

                                                 SIX MONTHS ENDED JUNE 30,
                                                      (IN THOUSANDS)

                                               1998                     1997
                                                       TAX                      TAX
                                       AVERAGE      EQUIVALENT   AVERAGE     EQUIVALENT
                                       BALANCE          %        BALANCE         %
-------------------------------------------------------------------------------------
LOANS                                 $1,584,759      9.35%     $1,495,690     9.35%
-------------------------------------------------------------------------------------
TAXABLE INVESTMENTS                   $  467,116      7.05%     $  494,554     7.01%
-------------------------------------------------------------------------------------
TAX EXEMPT INVESTMENTS                $   84,933      7.47%     $   63,806     8.07%
-------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                    $    4,575      5.57%     $   16,086     5.33%
-------------------------------------------------------------------------------------
INTEREST EARNING ASSETS               $2,141,383      8.77%     $2,070,136     8.72%
-------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS             $1,609,730      4.29%     $1,551,011     4.28%
-------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                 $  168,506      4.86%     $  145,517     4.68%
-------------------------------------------------------------------------------------
LONG-TERM BORROWINGS                  $   17,551      5.83%     $   63,494     6.29%
-------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES          $1,795,787      4.36%     $1,760,022     4.38%
-------------------------------------------------------------------------------------
EXCESS INTEREST-EARNING ASSETS        $  345,596      4.41%     $  310,114     4.34%
-------------------------------------------------------------------------------------
NET INTEREST MARGIN                                   5.11%                    4.99%
-------------------------------------------------------------------------------------

Average interest earning assets increased by $71 million or 3.4% to $2,141 million for the six months ended June 30, 1998 compared to the same period in 1997. Average loans increased by $89 million or 6.0% to $1,585 million for the first half of 1998 compared to the same period in 1997. Approximately $12 million of this increase was due to loans acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. Loan demand continues to be relatively strong for commercial, commercial real estate, consumer loans secured by automobiles and for fixed-rate residential mortgage loans. Park sells the fixed-rate mortgage loans in the secondary market and although this activity doesn't add to loan growth, it does produce fee income. The yield on loans was 9.35% for both the first half of 1998 and 1997.

Average investment securities including federal funds sold decreased by $18 million or 3.1% to $557 million for the first six months of 1998 compared to the same period in 1997. Taxable investment securities were sold in 1997 to provide funds to repay long-term debt.

Average interest bearing liabilities increased by $36 million or 2.0% to $1,796 million for the first six months of 1998 compared to the same period in 1997. Average interest bearing deposits increased by $59 million or 3.8% to $1,610 million for the first half of 1998 compared to the same period in 1997. Approximately $49 million of this increase was due to deposits acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. Internal deposit growth of $10 million in 1998 has been small but Park has been able to control the average rate paid on deposits which was 4.29% for the first six months of 1998 compared to 4.28% for the same period in 1997.

Average short-term borrowings increased by $23 million or 15.8% to $169 million for the first half of 1998 compared to the same period in 1997. This increase in short-term borrowings was used to assist in funding the repayment of long-term debt. Average long-term debt decreased by $46 million to $18 million for the first six months of 1998 compared to the same period in 1997. Higher rate long-term debt was repaid from additional short-term borrowings and from the proceeds from the sale of taxable investment securities.

The increase in net interest income of $2.9 million or 5.7% to $53.2 million for the first six months of 1998 was primarily due to an increase in average interest earning assets and to a lesser extent an increase in the net interest spread. Average interest earning assets increased by $71 million or 3.4% to $2,141 million and excess interest earning assets increased by $35 million to $346 million for the first half of 1998 compared to the same period in 1997. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .07% to 4.41% in 1998 compared to 4.34% in 1997. The yield on interest earning assets increased by
 .05% to 8.77% for the first half of 1998 compared to 8.72% for the same period in 1997 and the cost of interest bearing liabilities decreased by .02% to 4.36% for the first half of 1998 compared to 4.38% for the first half of 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $220,000 to $1.67 million for the three months ended June 30, 1998 and increased by $700,000 to $3.35 million for the six months ended June 30, 1998 compared to the same periods in 1997. Net charge-offs were $646,000 and $664,000, respectively, for the three and six month periods ended June 30, 1998 compared to net charge-offs of $715,000 and $670,000, respectively, for the same periods in 1997. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $5.3 million or .33% of loans at June 30, 1998 compared to $6.2 million or .39% of loans at December 31, 1997 and $7.2 million or .47% of loans at June 30, 1997. The reserve for loans losses as a percentage of outstanding loans was 2.38% at June 30, 1998 compared to 2.24% at December 31, 1997 and June 30, 1997. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
------------------

Noninterest income increased by $757,000 or 14.9% to $5.85 million for the three months ended June 30, 1998 and increased by $1.5 million or 14.9% to $11.83 million for the six months ended June 30, 1998 compared to the same periods in 1997. The following is a summary of the change in noninterest income.

---------------------------------------------------------------------------------------------------------------------------
                                                                               JUNE 30,
                                                                               --------
---------------------------------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED                           SIX MONTHS ENDED

---------------------------------------------------------------------------------------------------------------------------
                                             1998         1997        Change           1998           1997          Change
---------------------------------------------------------------------------------------------------------------------------
Fees from fiduciary activities             $1,185        $1,227        $ (42)        $ 2,470        $ 2,583        $  (113)
---------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts         1,683         1,583          100           3,277          3,106            171
---------------------------------------------------------------------------------------------------------------------------
Other service income                        1,304           888          416           2,662          1,779            883
---------------------------------------------------------------------------------------------------------------------------
Other income                                1,676         1,393          283           3,420          2,824            596
                                           ------        ------        -----         -------        -------        -------
---------------------------------------------------------------------------------------------------------------------------
Total                                      $5,848        $5,091        $ 757         $11,829        $10,292        $ 1,537
                                           ======        ======        =====         =======        =======        =======
---------------------------------------------------------------------------------------------------------------------------


The increase in other service income for both periods was primarily due to fee income earned from the origination and sale in the secondary market of fixed-rate residential mortgage loans. The increase in the subcategory other income for both periods was primarily due to an increase in rental fees from operating leases.

Security Gains
--------------

Investment security gains were $97,000 for the six months ended June 30, 1998 compared to no gains for the same period in 1997. Securities sold for gains were due to mature later in 1998 and the proceeds from the sales were used to purchase mortgage-backed securities with an average life of approximately 4.5 years.

At June 30, 1998, the net unrealized holding gain on available-for-sale securities was $6.4 million compared to a net unrealized gain of $7.0 million at December 31, 1997. An increase in longer term interest rates would decrease the net unrealized gain in available-for-sale securities and possibly cause Park to realize some investment security losses later in 1998. The average maturity of the investment portfolio was approximately 3.5 years at June 30, 1998 and December 31, 1997.

Other Expense
-------------

Total other expense decreased by $261,000 or 1.7% to $15.2 million for the three months ended June 30, 1998 and decreased by $449,000 or 1.4% to $30.6 million for the six months ended June 30, 1998 compared to the same periods in 1997.

Salaries and employee benefits expense decreased by $10,000 to $7.72 million for the quarter ended June 30, 1998 and increased by $233,000 or 1.5% to $15.62 million for the six months ended June 30, 1998 compared to the same periods in 1997. The small change in salaries and employee benefits is primarily due to the periods in 1997 including expense for the payment of stock appreciation rights and the related payroll taxes, and payroll taxes pertaining to the exercise of nonqualifying employee stock options related to the First-Knox merger. The stock appreciation rights and the stock options were exercised by the First-Knox employees during May, 1997 after the merger with Park was completed. See Footnote 2 for information about the merger. The additional expense due to the exercise of the stock appreciation rights and the stock options was $339,000 for the three months ended June 30, 1997 and $437,000 for the six months ended June 30, 1997. Full time equivalent employees were 1,020 at June 30, 1998 compared to 980 at June 30, 1997.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles and expenses pertaining to other real estate owned, decreased by $383,000 or 6.4% for the quarter ended June 30, 1998 and decreased by $888,000 or 7.3% for the six months ended June 30, 1998 compared to the same periods in 1997. Park has achieved some expense savings in 1998 from the elimination of First-Knox's separate data processing system and from the consolidation of other back office functions. For both periods in 1998, the decrease in other operating expense was primarily due to decreases in data processing expense and fees and service charges.

Federal Income Taxes
--------------------

Federal income tax expense increased by $569,000 to $4.87 million and by $1.26 million to $9.59 million for the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. The ratio of federal income tax expense to income before taxes was approximately 31% for both periods in 1998 and 1997.

Net Income
----------

Net income increased by $1.4 million or 14.6% to $10.95 million for the three months ended June 30, 1998 compared to $9.55 million for the same period in 1997. For the six months ended June 30, 1998, net income increased by $3.0 million or 16.1% to $21.5 million compared to $18.5 million for the same period in 1997. The annualized, net income to average assets ratio (ROA) was 1.90% and 1.89%, respectively, for the three and six month periods ended June 30, 1998 compared to 1.73% and 1.70%, respectively, for the same periods in 1997. The annualized, net income to average equity ratios (ROE) was 19.72% and 19.54%, respectively, for the three and six months periods ended June 30, 1998 compared to 19.25% and 18.81%, respectively, for the same periods in 1997.


                        COMPARISON OF FINANCIAL CONDITION
                     FOR JUNE 30, 1998 AND DECEMBER 31, 1997


Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $94 million or 4.1% to $2,382 million at June 30, 1998 compared to $2,288 million at December 31, 1997. Investment securities increased by $70 million to $611 million and loan balances increased by $16 million to $1,608 million. The small increase in loan balances was due to the strong demand for fixed-rate mortgage loans which when originated, are sold in the secondary market. Some of the fixed-rate mortgage loan originations were refinances of adjustable-rate mortgage loan balances.

Total liabilities increased by $89 million or 4.3% to $2,155 million at June 30, 1998 compared to $2,066 million at December 31, 1997. Total deposits increased by $23 million to $1,878 million and total borrowed money increased by $74 million to $257 million. During the first half of 1998, $16 million of long-term debt was repaid and replaced with lower rate short-term debt.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 67.5% at June 30, 1998 compared to 69.6% at December 31, 1997 and 67.7% at June 30, 1997. Cash and cash equivalents totaled $92 million at June 30, 1998 compared to $94 million at December 31, 1997 and $82 million at June 30, 1997. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at June 30, 1998 was $227.1 million or 9.54% of total assets compared to $222.1 million or 9.71% of total assets at December 31, 1997 and $210.6 million or 9.29% of total assets at June 30, 1997.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 8.96% at June 30, 1998 and 8.91% at December 31, 1997. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.44% at June 30, 1998 and 13.46% at December 31, 1997. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.71% at June 30, 1998 and 14.72% at December 31, 1997.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 1998. The following table indicates the capital ratios for each subsidiary and Park at June 30, 1998:

                                                 TIER I        TOTAL
                                  LEVERAGE     RISK-BASED    RISK-BASED
-----------------------------------------------------------------------
Park National Bank                  6.83%         9.49%        12.06%
-----------------------------------------------------------------------
Richland Trust Company              6.70%        12.49%        13.75%
-----------------------------------------------------------------------
Century National Bank               6.72%        11.57%        12.84%
-----------------------------------------------------------------------
First-Knox National Bank            6.92%        10.64%        12.47%
-----------------------------------------------------------------------
Park National Corporation           8.96%        13.44%        14.71%
-----------------------------------------------------------------------
Minimum Capital Ratio               4.00%         4.00%         8.00%
-----------------------------------------------------------------------
Well Capitalized Ratio              5.00%         6.00%        10.00%
-----------------------------------------------------------------------


At the July 13, 1998 Park National Corporation Board of Directors' Meeting, a cash dividend of $.48 per share was declared payable on September 10, 1998 to stockholders of record on August 21, 1998.

Year 2000 Compliance Issues
---------------------------

In early 1997, Park formed a Year 2000 (Y2K) project team to identify and remediate software systems and computer-related devices that require modification for the Year 2000. A project plan has been developed with goals and target dates. It has been approved by Park's Board of Directors and will be monitored by the Board on a quarterly basis. The Corporation's business units are in various stages of completing this project plan. The project plan follows a five phase approach recommended by regulators and others: awareness, assessment, renovation, validation, and implementation.

Park's State of Readiness
-------------------------
With regard to information technology (IT) systems, Park uses off-the-shelf banking software packages to satisfy most internal and customer requirements. These software packages are purchased without source code, which prevents Park from making program modifications. All software and hardware vendors have been asked and indicated their products' Y2K readiness. In the majority of cases, the vendor has indicated its software or hardware is Y2K compliant. This requires testing by Park to confirm the state of readiness for all mission-critical systems. In those cases when the software or hardware is not Y2K compliant, an upgrade or another vendor's replacement software will be purchased, tested for Y2K compliance and installed. Testing and replacement of all internal software and hardware systems should be completed by December 31, 1998. Testing and replacement of out-sourced systems will be completed by March 31, 1999.

For non-IT systems vendor inquiries and tests have been completed. The age and complexity of Park's buildings and equipment are such that microcontrollers are generally not present. Upgrades of selected Automated Teller Machines (ATMs) and selected building security systems have been ordered and will be installed by December 31, 1998.

Y2K readiness inquiries of Park's major borrowers, funds providers and third party suppliers of products and services are being performed. This is particularly challenging considering the number and complexity of such entities. The Y2K readiness inquiries of these entities to date have not indicated significant concern.

Costs to Address Park's Year 2000 Issues
----------------------------------------
The Corporation has incurred expenses throughout 1998 related to this project and will continue to incur expenses over the next two years. These expenses are not expected to materially impact operating results in any one period, with a significant portion of these expenses represented by existing staff that has been redeployed to this project. Estimates are that incremental expenses in each of 1998, 1999 and 2000 for remediation will be $500,000 and for redeployed staff $1,000,000. Incremental expenses thru June 30, 1998 are approximately $180,000 and redeployment expenses are approximately $300,000 through June 30, 1998.

Risks of the Company's Year 2000 Issues
---------------------------------------
Park cannot determine the consequences of Y2K problems, if any, on its results of operations, liquidity and financial condition. While management is executing steps to assure compliance with systems over which it has control, it cannot be assured that third parties upon which Park relies will not have business interruptions due to Y2K problems.

The Corporation and its banking affiliates are regulated by both state and federal bank regulatory agencies. These agencies have issued numerous directives with respect to the Year 2000 issue, with which Park is acting to comply. Additionally, these regulatory agencies make on-site examinations to determine Y2K readiness.

Park's Contingency Plan
-----------------------
Park currently has a business resumption contingency plan for the IT function. The plan is being modified to address Y2K risks. Additionally, other non-IT business functions are being included in the business resumption plan. The modification of this plan will be completed by March 31, 1999.

Safe Harbor Statement Under the Private Securities Litigation Report Act of 1995
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion under "Year 2000 Compliance Issues," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including those specific to the Company and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to third-party or Company failures to achieve timely, effective remediation of Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company does not undertake any obligation to publicly update any forward-looking statement.

ITEM 3   -   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Other Information
          -----------------

          As discussed in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than November 9, 1998 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to January 23, 1999 or the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

           a.  Exhibits
               --------

               See Exhibit 27, Financial Data Schedule on Page 22

           b.  Reports on Form 8-K
               -------------------

               No reports on Form 8-K have been filed by Park since the report dated April 17, 1998 which provided an updated summary of the material attributes of the common shares, without par value, of Park National Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PARK NATIONAL CORPORATION


DATE: August 11, 1998                    BY: /s/ C. Daniel DeLawder
      ---------------                        ----------------------

                                             C. Daniel DeLawder
                                             President


DATE: August 11, 1998                    BY: /s/ John W. Kozak
      ---------------                        ----------------------

                                             John W. Kozak
                                             Chief Financial Officer