Form 10-Q
period 1998-09-30
PARK NATIONAL CORP /OH/
filed 1998-11-09
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission File Number                         1-13006
                       --------------------------------------------------------

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

      9,300,613     common shares, no par value per share, outstanding at
   ---------------  October 30, 1998.

                                  Page 1 of 24
                            Exhibit Index at Page 22

                                    PARK NATIONAL CORPORATION

                                            CONTENTS
                                            --------
                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION                                                            3-11

Item 1.  Financial Statements                                                              3-11

         Consolidated Balance Sheets as of September 30, 1998 and
         and December 31, 1997 (unaudited)                                                    3

         Consolidated Condensed Statements of Income for the
         Three Months and Nine Months ended September 30, 1998 and 1997 (unaudited)         4,5

         Consolidated Condensed Statements of Changes in Stockholders'
         Equity for the Nine Months ended September  30, 1998 and 1997 (unaudited)            6

         Consolidated Statements of Cash Flows for the Nine Months ended
         September 30, 1998 and 1997 (unaudited)                                            7,8

         Notes to Consolidated Financial Statements                                        9-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                    13-21

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                           21


PART II.  OTHER INFORMATION                                                                  22

     Item 1.  Legal Proceedings                                                              22

     Item 2.  Changes in Securities and Use of Proceeds                                      22

     Item 3.  Defaults Upon Senior Securities                                                22

     Item 4.  Submission of Matters to a Vote of Security Holders                            22

     Item 5.  Other Information                                                              22

     Item 6.  Exhibits and Reports on Form 8-K                                               22


SIGNATURES                                                                                   23

EXHIBIT 27                                                                                   24

PARK NATIONAL CORPORATION
Consolidated Balance Sheets (Unaudited)
(dollars in thousands, except per share data)
                                                       September 30,   December 31,
                                                           1998            1997
                                                       -------------   ------------
Assets:
   Cash and due from banks                              $   89,694      $   93,585
   Securities available-for-sale, at fair value
      (amortized cost of $580,098 and $522,179
      at September 30, 1998 and December 31,1997)          595,808         532,922
   Securities held-to-maturity, at amortized cost
      (fair value approximates $7,062 and $8,156
      at September 30, 1998 and December 31,1997)            6,764           7,808

   Loans (net of unearned interest)                      1,626,040       1,591,927
   Allowance for possible loan losses                       38,138          35,595
      Net loans                                          1,587,902       1,556,332

   Bank premises and equipment, net                         27,418          27,805
   Other assets                                             78,884          69,931
                                                        ----------      ----------
         Total assets                                   $2,386,470      $2,288,383


Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                               $  251,191      $  257,867
      Interest bearing                                   1,621,059       1,597,097
         Total deposits                                  1,872,250       1,854,964
   Short-term borrowings                                   241,620         151,624
   Long-term debt                                           14,314          30,868
   Other liabilities                                        23,424          28,810
                                                        ----------      ----------
         Total liabilities                               2,151,608       2,066,266

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
         authorized; 9,552,816 shares issued in
         1998 and 9,551,203 issued in 1997)                 68,396          68,275
      Retained earnings                                    173,361         154,535
      Treasury stock (246,778 shares in 1998
            and 158,864 in 1997)                           (17,143)         (7,712)
      Accumulated other comprehensive income
            net of taxes                                    10,248           7,019
                                                        ----------      ----------
         Total stockholders' equity                        234,862         222,117
                                                        ----------      ----------
            Total liabilities and
               stockholders' equity                     $2,386,470      $2,288,383

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income  (Unaudited)
(dollars in thousands, except per share data)
                                           Three Months              Nine Months
                                       Ended September 30,       Ended September 30,
                                         1998        1997         1998         1997
                                       -------     -------      --------     --------
Interest income:

   Interest and fees on loans          $37,155     $36,370      $110,464     $105,494
   Interest on:
      Obligations of U.S. Gov't,
            its agencies and
            other securities             8,517       8,142        24,849       25,326
      Obligations of states and
            political subdivisions       1,252       1,150         3,492        2,958
   Other interest income                    15           3           144          429
                                       -------     -------      --------     --------

      Total interest income             46,939      45,665       138,949      134,207


Interest expense:

   Interest on deposits:
      Demand and savings deposits        4,030       4,227        12,234       12,589
      Time deposits                     13,264      12,413        39,332       36,950

   Interest on borrowings:
      Short-term borrowings              2,588       2,334         6,648        5,759
      Long-term debt                       207         476           714        2,395
                                       -------     -------      --------     --------

      Total interest expense            20,089      19,450        58,928       57,693
                                       -------     -------      --------     --------

      Net interest income               26,850      26,215        80,021       76,514

Provision for loan losses                1,674       1,521         5,022        4,169
                                       -------     -------      --------     --------

      Net interest income after
         provision for loan losses      25,176      24,694        74,999       72,345

Other income                             5,797       5,246        17,626       15,538

Gain on sale of securities                   0          (7)           97           (7)

                                    Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) - Continued
(dollars in thousands, except per share data)
                                              Three Months                  Nine Months
                                           Ended September 30,           Ended September 30,
                                           1998           1997           1998           1997
                                        ----------     ----------     ----------     -----------
Other expense:

   Salaries and employee benefits       $    7,948     $    7,477     $   23,568     $   22,864
   Occupancy expense                           827            830          2,540          2,482
   Furniture and equipment                     984            908          2,918          2,697
   Other expense                             5,653          5,678         17,015         17,928
                                        ----------     ----------     ----------     ----------

      Total other expense                   15,412         14,893         46,041         45,971
                                        ----------     ----------     ----------     ----------

         Income before federal
            income taxes                    15,561         15,040         46,681         41,905

Federal income taxes                         4,795          4,656         14,383         12,980
                                        ----------     ----------     ----------     ----------

         Net income                     $   10,766     $   10,384     $   32,298     $   28,925
                                        ==========     ==========     ==========     ==========


PER SHARE:

   Net income:
      Basic                             $     1.15     $     1.11     $     3.45     $     3.09
      Diluted                                 1.15           1.10           3.44           3.07
                                        ==========     ==========     ==========     ==========

   Weighted average
         common shares outstanding:
      Basic                              9,316,955      9,410,162      9,352,184      9,385,469
      Diluted                            9,366,363      9,448,032      9,398,729      9,419,641
                                        ==========     ==========     ==========     ==========

   Cash dividends declared              $     0.48     $     0.40     $     1.44     $     1.20

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(dollars in thousands, except per share data)
                                                                                                 Accumulated
                                                                                    Treasury           Other
                                                                Common   Retained      Stock   Comprehensive   Comprehensive
                                                                 Stock   Earnings    at Cost          Income          Income
                                                               -------   --------   --------   -------------   -------------
BALANCE AT DECEMBER 31, 1996                                   $64,611   $132,648    ($2,985)      $4,687
   Net income                                                              28,925                                  $28,925
   Net unrealized gain on securities available-
         for-sale net of income taxes of ($967)                                                     1,796            1,796
                                                                                                                   -------
Total comprehensive income                                                                                         $30,721
Cash dividends on common stock:
      Park at $1.20 per share                                             (10,392)
      First-Knox prior to merger                                             (902)
   Shares issued for stock options - 107,319 shares              2,301
   Cash payment for fractional shares in merger - 600 shares       (40)
   Tax benefit from exercise of stock options                    1,366
   Treasury stock purchased  -  85,571 shares                                         (5,281)
   Treasury stock reissued for options  - 12,600 shares                                  610
BALANCE AT SEPTEMBER 30, 1997                                  $68,238   $150,279    ($7,656)      $6,483
==========================================================================================================================

BALANCE AT DECEMBER 31, 1997                                   $68,275   $154,535    ($7,712)      $7,019
   Net income                                                              32,298                                  $32,298
   Net unrealized gain on securities available-for sale
         net of income taxes of ($1,739)                                                            3,229            3,229
                                                                                                                   -------
Total comprehensive income                                                                                         $35,527
Cash dividends on common stock:
      Park at $1.44 per share                                             (13,472)
   Tax benefit from exercise of stock options                       32
   Shares issued for stock options - 1,613 shares                   89
   Treasury stock purchased  - 115,583 shares                                        (10,969)
   Treasury stock reissued for options  -  27,669 shares                               1,538
BALANCE AT SEPTEMBER 30, 1998                                  $68,396   $173,361   ($17,143)     $10,248
==========================================================================================================================
      THREE MONTHS ENDED SEPTEMBER 30,                           1998       1997
                                                               -------    -------
   Net income                                                  $10,766    $10,384
   Accumulated other comprehensive income, net of income
         taxes of ($2,094) in 1998 and ($1,258) in 1997          3,889      2,337
      Total comprehensive income                               $14,655    $12,721

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)
(dollars in thousands)
                                                           Nine Months Ended
                                                             September 30,
                                                          1998           1997
                                                       ---------      ---------
Operating activities:


   Net income                                          $  32,298      $  28,925

   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation, amortization and accretion             1,115            528
      Provision for loan losses                            5,022          4,169
      Amortization of the excess of cost over
            net assets of banks purchased                  2,090          1,463
      Realized net investment security (gain) loss           (97)             7

      Changes in assets and liabilities:
         Increase in other assets                        (12,781)        (6,540)
        (Decrease) increase in other liabilities            (875)         1,514
                                                       ---------      ---------

      Net cash provided from
            operating activities                          26,772         30,066


Investing activities:

   Proceeds from sales of:
      Available-for-sale securities                       51,839         45,083
   Proceeds from maturity of:
      Available-for-sale securities                       94,043        117,274
      Held-to-maturity securities                          1,045          2,178
   Purchases of:
      Available-for-sale securities                     (202,610)      (132,586)
   Net increase in loans                                 (36,025)       (91,516)
   Purchases of premises and equipment, net               (2,389)        (2,160)
                                                       ---------      ---------

      Net cash used by investing activities              (94,097)       (61,727)

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows  (Unaudited)  -  Continued
(dollars in thousands)
                                                         Nine Months Ended
                                                           September 30,
                                                        1998          1997
                                                      --------      --------
Financing activities:

   Net increase in deposits                           $ 17,286      $ 47,458
   Net increase in short-term borrowings                89,996        43,431
   Exercise of stock options                               121         3,626
   Purchase of treasury stock, net                      (9,431)       (4,671)
   Repayment of long-term debt                         (16,554)      (31,306)
   Cash dividends paid                                 (17,984)      (15,047)
                                                      --------      --------

      Net cash provided from
         financing activities                           63,434        43,491
                                                      --------      --------


 (Decrease) increase in cash and cash equivalents       (3,891)       11,830


Cash and cash equivalents at beginning of year          93,585        81,765
                                                      --------      --------


      Cash and cash equivalents at end of period      $ 89,694      $ 93,595
                                                      ========      ========



Supplemental disclosure of cash flow information:

   Cash paid for:

      Interest                                        $ 58,488      $ 57,753
                                                      ========      ========
      Income taxes                                    $ 15,350      $  9,455
                                                      ========      ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Nine Month Periods Ended September 30, 1998 and 1997.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1998.

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

                                                   (In Thousands)
                                      Three Months Ended         Nine Months Ended
                                         September 30,              September 30,

                                       1998         1997         1998         1997
                                       ----         ----         ----         ----
Beginning of Period                  $38,279      $34,325      $35,595      $32,347
   Provision for loan losses           1,674        1,521        5,022        4,169
   Losses charged to the reserve      (2,284)      (1,398)      (4,945)      (3,500)
       Recoveries                        469          572        2,466        2,004
                                     -------      -------      -------      -------
End of Period                        $38,138      $35,020      $38,138      $35,020
                                     =======      =======      =======      =======

Note 4 - Long-Term Debt
         --------------

                                 DESCRIPTION                                                  (IN THOUSANDS)
                                                                                   SEPTEMBER 30,           DECEMBER 31,
                                                                                       1998                    1997
FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH MONTHLY PRINCIPAL AND INTEREST PMTS.:
5.60% ADVANCE DUE AUGUST 1, 2003                                                      $1,683                  $1,902
6.35% ADVANCE DUE AUGUST 1, 2013                                                         -0-                   2,628
5.95% ADVANCE DUE MARCH 1, 2004                                                          -0-                     519
5.70% ADVANCE DUE MAY 1, 2004                                                          3,811                   4,230
5.85% ADVANCE DUE JANUARY 1, 2016                                                      3,742                   4,259
2.00% ADVANCE DUE NOVEMBER 1, 2027                                                        39                      40
2.00% ADVANCE DUE JANUARY 1, 2028                                                         39                      40

FIXED RATE FEDERAL HOME LOAN BANK ADVANCES WITH MONTHLY INTEREST PMTS.:
5.35% ADVANCE DUE FEBRUARY 1, 1999                                                     5,000                   5,000
5.60% ADVANCE DUE APRIL 1, 1999                                                          -0-                   5,000
5.70% ADVANCE DUE JUNE 1, 1999                                                           -0-                   7,000
6.35% ADVANCE DUE MARCH 1, 2004                                                          -0-                     250
                                                                                     $14,314                 $30,868
                                                                                     =======                 =======

Federal Home Loan Bank (FHLB) advances are collateralized by the FHLB stock owned by Park's affiliate banks and by residential mortgage loans pledged under a blanket agreement by Park's affiliate banks.

Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1997.

                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                       THREE MONTHS ENDED
                          SEPTEMBER 30,                              1998           1997
NUMERATOR:
NET INCOME                                                           $10,766        $10,384

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE WEIGHTED-AVG. SHARES      9,316,955      9,410,162

EFFECT OF DILUTIVE SECURITIES                                         49,408         37,870

DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-
AVERAGE SHARES AND ASSUMED CONVERSIONS                             9,366,363      9,448,032

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE                                               $1.15          $1.11
DILUTED EARNINGS PER SHARE                                             $1.15          $1.10

                                                                        (DOLLARS IN THOUSANDS,
                                                                        EXCEPT PER SHARE DATA)
                       NINE MONTHS ENDED
                         SEPTEMBER 30,                                  1998           1997
NUMERATOR:
NET INCOME                                                              $32,298        $28,925

DENOMINATOR:
DENOMINATOR FOR BASIC EARNINGS PER SHARE WEIGHTED-AVERAGE SHARES      9,352,184      9,385,469

EFFECT OF DILUTIVE SECURITIES                                            46,545         34,172

DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-
AVERAGE SHARES AND ASSUMED CONVERSIONS                                9,398,729      9,419,641

EARNINGS PER SHARE:
BASIC EARNINGS PER SHARE                                                  $3.45          $3.09
DILUTED EARNINGS PER SHARE                                                $3.44          $3.07

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Comparison of Results of Operations for the Three and Nine Month Periods Ended
                           September 30, 1998 and 1997


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $635,000 or 2.4% to $26.85 million for the three months ended September 30, 1998 compared to $26.22 million for the third quarter of 1997. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 1998 with the same quarter in 1997.

THREE MONTHS ENDED SEPTEMBER 30,
        (IN THOUSANDS)
                                            1998                            1997
                                     Average          Tax           Average         Tax
                                     Balance       Equivalent       Balance      Equivalent
                                                       %                             %
LOANS                              $1,605,331         9.21%       $1,544,201        9.37%
TAXABLE INVESTMENTS                $  494,286         6.84%       $  465,000        6.95%
TAX EXEMPT INVESTMENTS             $   97,430         7.16%       $   82,729        7.69%
FEDERAL FUNDS SOLD                 $      862         5.51%       $      450        3.26%
                                   ------------------------------------------------------
INTEREST EARNING ASSETS            $2,197,909         8.58%       $2,092,380        8.77%

INTEREST BEARING DEPOSITS          $1,619,540         4.24%       $1,542,799        4.28%
SHORT-TERM BORROWINGS              $  209,345         4.91%       $  186,586        4.96%
LONG-TERM DEBT                     $   14,410         5.70%       $   33,097        5.71%
                                   ------------------------------------------------------
INTEREST BEARING LIABILITIES       $1,843,295         4.32%       $1,762,482        4.38%
EXCESS INTEREST EARNING ASSETS     $  354,614         4.26%       $  329,898        4.39%
NET INTEREST MARGIN                                   4.96%                         5.08%

Average interest earning assets increased by $106 million or 5.0% to $2,198 million for the quarter ended September 30, 1998 compared to the same quarter in 1997. Average loans outstanding increased by $61 million or 4.0% to $1,605 million for the third quarter of 1998 compared to the same quarter in 1997. Approximately $12 million of this increase was due to loans acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. The demand for fixed-rate residential real estate loans has been quite strong during 1998 due to relatively low longer term interest rates. A large percentage of the fixed-rate loan originations are refinances of existing mortgages, some of which are adjustable rate mortgage loans. Park sells in the secondary market all fixed-rate mortgage loans that are originated and as a result has experienced a decrease of $13 million in residential real estate loans during the first nine months of 1998. This trend in residential real estate loans may continue at current interest rate levels. The demand for commercial, commercial real estate, and consumer loans secured by automobiles has continued to be relatively strong and accounts for the 4.0% growth in average loan balances for the third quarter of 1998 compared to the same period in 1997. The average yield on the loan portfolio was 9.21% for the third quarter of 1998 compared to 9.37% for the same period in 1997. The Federal Reserve lowered the federal funds rate by .25% in September, 1998 and by another .25% in October, 1998. Park's affiliate banks lowered their prime rates by .25% in both September and October, 1998. This action will cause the yield on the loan portfolio to decrease as approximately 25% of the loan portfolio reprices based on the prime lending rate.

Average investment securities including federal funds sold increased by $44 million to $593 million for the third quarter of 1998 compared to the same quarter in 1997. The yield on taxable investment securities was 6.84% in 1998 compared to 6.95% in 1997 while the tax equivalent yield on tax-exempt investments decreased to 7.16% in 1998 compared to 7.69% in 1997. The decrease in the yield on tax-exempt investments was primarily due to purchases of lower yielding securities. Long-term interest rates have decreased over the past year and as a result, purchases of investment securities generally yield less than the average yield of the portfolio.

Average interest bearing liabilities increased by $81 million or 4.6% to $1,843 million for the quarter ended September 30, 1998 compared to the same quarter in 1997. Average interest bearing deposits increased by $77 million or 5.0% to $1,620 million for the third quarter of 1998 compared to the same period in 1997. This increase in deposits was primarily due to $49 million of deposits acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. The average rate paid on deposits was 4.24% for the third quarter of 1998 compared to 4.28% for the same period in 1997.

Average short-term borrowings increased by $23 million to $209 million for the third quarter of 1998 compared to the same period in 1997, while average long-term borrowings decreased to $14 million in 1998 compared to $33 million in 1997. Higher rate long-term debt was repaid from additional short-term borrowings and the proceeds from the sale of taxable investment securities.

The increase in net interest income of $635,000 or 2.4% to $26.85 million for the quarter ended September 30, 1998 was primarily due to an increase in average interest earning assets. Average interest earning assets increased by $106 million or 5.0% to $2,198 million and excess interest earning assets increased by $25 million to $355 million for the quarter ended September 30, 1998 compared to the same period in 1997. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .13% to 4.26% in 1998 compared to 4.39% in 1997. The yield on interest earning assets decreased by .19% to 8.58% for the third quarter of 1998 compared to 8.77% for the same period in 1997 and the cost of interest bearing liabilities decreased by .06% to 4.32% for the third quarter of 1998 compared to 4.38% for the same period in 1997. The decrease in the average yield on interest earning assets will continue in the fourth quarter of 1998 due to the recent declines in the prime rate. Management is aggressively decreasing the rates paid on deposits to try and maintain the net interest spread.

Net interest income increased by $3.5 million or 4.6% to $80.0 million for the nine months ended September 30, 1998 compared to $76.5 million for the same period in 1997. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 1998 with the same period in 1997.

                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                         (IN THOUSANDS)

                                              1998                          1997

                                     AVERAGE     TAX EQUIVALENT     AVERAGE    TAX EQUIVALENT
                                     BALANCE           %            BALANCE          %
LOANS                              $1,591,691         9.31%       $1,512,038        9.36%
TAXABLE INVESTMENTS                $  476,272         6.98%       $  484,569        6.99%
TAX EXEMPT INVESTMENTS             $   89,145         7.35%       $   70,182        7.92%
FEDERAL FUNDS SOLD                 $    3,324         5.63%       $   10,815        5.30%
INTEREST EARNING ASSETS            $2,160,432         8.71%       $2,077,604        8.73%

INTEREST BEARING DEPOSITS          $1,613,036         4.27%       $1,548,229        4.28%
SHORT-TERM BORROWINGS              $  182,268         4.88%       $  158,679        4.85%
LONG-TERM BORROWINGS               $   16,493         5.79%       $   53,917        5.94%
INTEREST BEARING LIABILITIES       $1,811,797         4.35%       $1,760,825        4.38%
EXCESS INTEREST-EARNING ASSETS     $  348,635         4.36%       $  316,779        4.35%
NET INTEREST MARGIN                                   5.06%                         5.02%

Average interest earning assets increased by $83 million or 4.0% to $2,160 million for the nine months ended September 30, 1998 compared to the same period in 1997. Average loans increased by $80 million or 5.3% to $1,592 million for the first nine months of 1998 compared to the same period in 1997. Approximately $12 million of this increase was due to loans acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. Loan demand continues to be relatively strong for commercial, commercial real estate, consumer loans secured by automobiles and for fixed-rate residential mortgage loans. Park sells the fixed-rate mortgage loans in the secondary market and although this activity doesn't add to loan growth, it does produce fee income. The yield on loans was 9.31% for the first nine months of 1998 compared to 9.36% for the same period in 1997.

Average investment securities including federal funds sold increased by $3 million or .6% to $569 million for the first nine months of 1998 compared to the same period in 1997. Taxable investment securities were sold in 1997 to provide funds to repay long-term debt.

Average interest bearing liabilities increased by $51 million or 2.9% to $1,812 million for the first nine months of 1998 compared to the same period in 1997. Average interest bearing deposits increased by $65 million or 4.2% to $1,613 million for the first three quarters of 1998 compared to the same period in 1997. Approximately $49 million of this increase was due to deposits acquired as part of the purchase of branch offices in Lancaster, Ohio in December, 1997. The average rate paid on deposits was 4.27% for the first nine months of 1998 compared to 4.28% for the same period in 1997.

Average short-term borrowings increased by $24 million or 14.9% to $182 million for the first three quarters of 1998 compared to the same period in 1997. This increase in short-term borrowings was used to assist in funding the repayment of long-term debt. Average long-term debt decreased by $37 million to $16 million for the first nine months of 1998 compared to the same period in 1997. Higher rate long-term debt was repaid from additional short-term borrowings and the proceeds from the sale of taxable investment securities.

The increase in net interest income of $3.5 million or 4.6% to $80.0 million for the first nine months of 1998 was primarily due to an increase in average interest earning assets and to a lesser extent an increase in the net interest spread. Average interest earning assets increased by $83 million or 4.0% to $2,160 million and excess interest earning assets increased by $32 million to $349 million for the first three quarters of 1998 compared to the same period in 1997. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .01% to 4.36% in 1998 compared to 4.35% in 1997. The yield on interest earning assets decreased by
 .02% to 8.71% for the first three quarters of 1998 compared to 8.73% for the same period in 1997 and the cost of interest bearing liabilities decreased by
 .03% to 4.35% for the first three quarters of 1998 compared to 4.38% for the first three quarters of 1997.

Provision for Loan Losses
-------------------------

The provision for loan losses increased by $153,000 to $1.67 million for the three months ended September 30, 1998 and increased by $853,000 to $5.02 million for the nine months ended September 30, 1998 compared to the same periods in 1997. Net charge-offs were $1.8 million and $2.5 million respectively, for the three and nine month periods ended September 30, 1998 compared to net charge-offs of $826,000 and $1.5 million respectively, for the same periods in 1997. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $6.2 million or .38% of loans at September 30, 1998 compared to $6.2 million or .39% of loans at December 31, 1997 and $6.8 million or .43% of loans at September 30, 1997. The reserve for loans losses as a percentage of outstanding loans was 2.35% at September 30, 1998 compared to 2.24% at December 31, 1997 and September 30, 1997. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
------------------

Noninterest income increased by $551,000 or 10.5% to $5.80 million for the three months ended September 30, 1998 and increased by $2.1 million or 13.4% to $17.63 million for the nine months ended September 30, 1998 compared to the same periods in 1997. The following is a summary of the change in noninterest income.

                                                                 SEPTEMBER 30,
                                             THREE MONTHS ENDED                 NINE MONTHS ENDED

                                         1998       1997     Change       1998        1997      Change
Fees from fiduciary activities          $1,203     $1,265     $(62)     $ 3,673     $ 3,848     $ (175)
Service charges on deposit accounts      1,714      1,582      132        4,991       4,688        303
Other service income                     1,100        857      243        3,762       2,636      1,126
Other income                             1,780      1,542      238        5,200       4,366        834
                                        ------     ------     ----      -------     -------     ------
Total                                   $5,797     $5,246     $551      $17,626     $15,538     $2,088
                                        ======     ======     ====      =======     =======     ======

The increase in other service income for both periods was primarily due to fee income earned from the origination and sale in the secondary market of fixed-rate residential mortgage loans.

The increase in the subcategory other income for both periods was primarily due to increases in fees from usage of automatic teller machines and fee income from official check sales.

Security Gains
--------------

Investment security gains were $97,000 for the nine months ended September 30, 1998 compared to a $7,000 loss for the same period in 1997. Securities sold for gains in 1998, were due to mature later in 1998 and the proceeds from the sales were used to purchase mortgage-backed securities with an average life of approximately 4.5 years.

At September 30, 1998, the net unrealized holding gain on available-for-sale securities was $10.2 million compared to a net unrealized gain of $7.0 million at December 31, 1997. The average maturity of the investment portfolio was approximately 3.5 years at September 30, 1998 and December 31, 1997.

Other Expense
-------------

Total other expense increased by $519,000 or 3.5% to $15.4 million for the three months ended September 30, 1998 and increased by $70,000 or .2% to $46.0 million for the nine months ended September 30, 1998 compared to the same periods in 1997.

Salaries and employee benefits expense increased by $471,000 or 6.3% to $7.95 million for the quarter ended September 30, 1998 and increased by $704,000 or 3.1% to $23.57 million for the nine months ended September 30, 1998 compared to the same periods in 1997. Full time equivalent employees increased by 34 or 3.5% to 1,005 at September 30, 1998 compared to 971 at September 30, 1997. The increase of 6.3% in salaries and employee benefits expense for the third quarter of 1998 was due to the 3.5% increase in full time equivalent employees and normal salary increases. The smaller increase of 3.1% in salaries and employee benefits expense for the nine months ended September 30, 1998 was due to the six months ended June 30, 1997 including $437,000 of expense pertaining to the exercise of stock appreciation rights and stock options by First-Knox employees during May, 1997 after the merger with Park was completed. See Footnote 2 for information about the merger.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, amortization of intangibles and expenses pertaining to other real estate owned, decreased by $25,000 or .4% for the quarter ended September 30, 1998 and decreased by $913,000 or 5.1% for the nine months ended September 30, 1998 compared to the same periods in 1997. Park has achieved some expense savings in 1998 from the elimination of First-Knox's separate data processing system and from the consolidation of other back office functions.

Federal Income Taxes
--------------------

Federal income tax expense increased by $139,000 to $4.80 million and by $1.40 million to $14.38 million for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The ratio of federal income tax expense to income before taxes was approximately 31% for both periods in 1998 and 1997.

Net Income
----------

Net income increased by $382,000 or 3.7% to $10.77 million for the three months ended September 30, 1998 compared to $10.38 million for the same period in 1997. For the nine months ended September 30, 1998, net income increased by $3.4 million or 11.7% to $32.30 million compared to $28.93 million for the same period in 1997. The annualized, net income to average assets ratio (ROA) was 1.81% and 1.87%, respectively, for the three and nine month periods ended September 30, 1998 compared to 1.85% and 1.75%, respectively, for the same periods in 1997. The annualized, net income to average equity ratios (ROE) was 18.87% and 19.31%, respectively, for the three and nine month periods ended September 30, 1998 compared to 19.46% and 19.04%, respectively, for the same periods in 1997.



                        COMPARISON OF FINANCIAL CONDITION
                  FOR SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $98 million or 4.3% to $2,386 million at September 30, 1998 compared to $2,288 million at December 31, 1997. Investment securities increased by $62 million to $603 million and loan balances increased by $34 million to $1,626 million. The small increase in loan balances was due to the strong demand for fixed-rate mortgage loans which when originated, are sold in the secondary market. Some of the fixed-rate mortgage loan originations were refinances of adjustable-rate mortgage loan balances.

Total liabilities increased by $85 million or 4.1% to $2,152 million at September 30, 1998 compared to $2,066 million at December 31, 1997. Total deposits increased by $17 million to $1,872 million and total borrowed money increased by $73 million to $256 million. During the first nine months of 1998, $17 million of long-term debt was repaid and replaced with lower rate short-term debt.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 68.1% at September 30, 1998 compared to 69.6% at December 31, 1997 and 69.1% at September 30, 1997. Cash and cash equivalents totaled $90 million at September 30, 1998 compared to $94 million at December 31, 1997 and September 30, 1997. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at September 30, 1998 was $234.9 million or 9.84% of total assets compared to $222.1 million or 9.71% of total assets at December 31, 1997 and $217.3 million or 9.61% of total assets at September 30, 1997.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.03% at September 30, 1998 and 8.91% at December 31, 1997. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.63% at September 30, 1998 and 13.46% at December 31, 1997. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.90% at September 30, 1998 and 14.72% at December 31, 1997.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 1998. The following table indicates the capital ratios for each subsidiary and Park at September 30, 1998:

                                                       TIER I          TOTAL
                                      LEVERAGE       RISK-BASED      RISK-BASED
                                      --------       ----------      ----------
Park National Bank                      7.30%          10.13%          12.68%
Richland Trust Company                  6.96%          12.38%          13.64%
Century National Bank                   7.16%          12.28%          13.54%
First-Knox National Bank                7.33%          11.14%          12.96%
Park National Corporation               9.03%          13.63%          14.90%
Minimum Capital Ratio                   4.00%           4.00%           8.00%
Well Capitalized Ratio                  5.00%           6.00%          10.00%


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

For non-IT systems vendor inquiries and tests have been completed. The age and complexity of Park's buildings and equipment are such that microcontrollers are generally not present. Upgrades of selected Automated Teller Machines (ATMs) and selected building security systems have been ordered and will be installed and tested by December 31, 1998.

Y2K readiness inquiries of Park's major borrowers, funds providers and third party suppliers of products and services are being performed. This is particularly challenging considering the number and complexity of such entities. The Y2K readiness inquiries of these entities to date have not indicated significant concern.

Costs to Address Park's Year 2000 Issues
----------------------------------------
The Corporation has incurred expenses throughout 1998 related to this project and will continue to incur expenses over the next two years. These expenses are not expected to materially impact operating results in any one period, with a significant portion of these expenses represented by existing staff that has been redeployed to this project. Estimates are that incremental expenses in each of 1998, 1999 and 2000 for remediation will be $500,000 and for redeployed staff $1,000,000. Incremental expenses thru September 30, 1998 are approximately $185,000 and redeployment expenses are approximately $400,000 through September 30, 1998.

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

Item 5.  Other Information
         -----------------

             Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

               a.  Exhibits
                   --------

                   See Exhibit 27, Financial Data Schedule on Page 24

               b.  Reports on Form 8-K
                   -------------------

                   No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PARK NATIONAL CORPORATION


DATE:   November 6, 1998                    BY:    /s/C. Daniel DeLawder
        ----------------                           ----------------------

                                                   C. Daniel DeLawder
                                                   President


DATE:   November 6, 1998                    BY:   /s/John W. Kozak
        ----------------                          -----------------------

                                                  John W. Kozak
                                                  Chief Financial Officer