Form 10-K405
period 1998-12-31
PARK NATIONAL CORP /OH/
filed 1999-03-19
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ___________ to ____________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                        31-1179518
-----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   50 North Third Street, Newark, Ohio                     43055
----------------------------------------   -------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:              (740) 349-8451
                                                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
Title of each class                                    on which registered
-------------------                                  --------------------------
Common Shares, without par value (9,307,060            American Stock Exchange
common shares outstanding on February
26, 1999)

Securities registered pursuant to Section 12(g) of the Act:          None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No ____
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing price reported on the American Stock Exchange on February 26, 1999, the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $590,151,379.

Documents Incorporated by Reference:

         (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated by reference into Part II of this Annual Report on Form 10-K.

         (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 1999, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I
                                     ------

ITEM 1.    BUSINESS.

                                     GENERAL

           Park National Corporation ("Park") is a bank holding company under the Bank Holding Company Act of 1956 and is subject to regulation by the Federal Reserve Board.

           Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association ("PNB"), The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank ("Richland"), Century National Bank, Zanesville, Ohio, a national banking association ("Century"), and The First-Knox National Bank of Mount Vernon, a national banking association ("FKNB"), Park engages in a general commercial banking and trust business, in fifteen counties in central and southern Ohio. PNB operates through two banking divisions with the Park Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio.

                    SERVICES PROVIDED BY PARK'S SUBSIDIARIES

           PNB, Richland, Century and FKNB provide the following principal services: the acceptance of deposits for demand, savings and time accounts and the servicing of these accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing; safe deposit operations; trust services; cash management; electronic funds transfers; and a variety of additional banking-related services tailored to the needs of individual customers. Park believes that the deposit mix of its subsidiaries is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary would not have a materially adverse effect on the business of that subsidiary or Park.

           Park's subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each subsidiary are spread over a broad range of industrial classifications. Park believes that its subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

           Commercial lending entails significant additional risks as compared with consumer lending -- i.e., single-family residential mortgage lending, home equity lines of credit, installment lending, credit card loans and automobile leasing. In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

           At December 31, 1998, Park's subsidiaries had outstanding approximately $520.8 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 31.7% of their total aggregate loan portfolio as of that date. PNB's, Richland's, Century's and FKNB's regulatory limits for loans made to one borrower were $14.4 million, $4.7 million, $4.2 million and $6.6 million, respectively, at December 31, 1998. However, participations in loans of amounts larger than $5.0 million are generally sold to other banks. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Executive Committee approval is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.0 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

           Park has a loan review program which reevaluates annually all loans with an outstanding amount greater than $100,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary downgrades the loan and places it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

           PNB also leases equipment under terms similar to its commercial lending policies. Park Leasing Company, a division of PNB, originates and services direct leases of equipment PNB acquires with no outside financing. In addition, Scope Leasing, Inc., a wholly-owned subsidiary of PNB, specializes in the direct leasing of aircraft with no outside financing.

           At December 31, 1998, Park's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $370.5 million constituting approximately 22.6% of their aggregate total loan portfolio. The subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. In addition, the subsidiaries participate in an automobile installment loan program sponsored by a major national insurance company under which automobile installment loans may be made to borrowers throughout the State of Ohio. Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. Park's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary's standards. Each subsidiary also offers VISA and MasterCard accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

           Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections depend upon the borrower's continued financial stability, and thus are more likely to be adversely affected by job loss, divorce or personal bankruptcy and by adverse economic conditions.

           At December 31, 1998, Park's subsidiaries had outstanding approximately $750.2 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 45.7% of total loans outstanding. The market area for real estate lending by the subsidiaries is concentrated in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. Each subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each subsidiary's portfolio in this lending category are generally one-year adjustable rate, fully amortized mortgages. Each subsidiary also originates fixed rate real estate loans for the secondary market. The standards applicable to these loans permit a higher loan to value ratio and a longer loan term. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each subsidiary also requires proof of hazard insurance with the subsidiary named as the mortgagee and as the loss payee. Independent appraisals are required in the case of consumer real estate loans in excess of $250,000.

           Home equity lines of credit are generally made as second mortgages by Park's subsidiaries. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms but are subject to review and reappraisal every three years. A variable interest rate is generally charged on the home equity lines of credit.

           Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default.

                                   COMPETITION

           Park's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office locations.

                                    EMPLOYEES

           As of December 31, 1998, Park and its subsidiaries had 1,007 full-time equivalent employees.

                           SUPERVISION AND REGULATION

           The following summarizes various statutes and regulations affecting Park and its subsidiaries. This summary is qualified in its entirety by reference to such statutes and regulations.

           Park is a bank holding company under the Bank Holding Company Act, which restricts the activities of Park and the acquisition by Park of voting shares or assets of any bank, savings association or other company. Park is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Park's subsidiary banks are subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including loans or extensions of credit to Park or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans or extensions of credit to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Park and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Park and its other subsidiaries. Park is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Park and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Park or its subsidiaries.

           As national banks, PNB, Century and FKNB are supervised and regulated by the Comptroller of the Currency. As an Ohio state-chartered bank, Richland is supervised and regulated by the Ohio Division of Financial Institutions.

           The FDIC insures the deposits of PNB, Richland, Century and FKNB and those entities are subject to the applicable provisions of the Federal Deposit Insurance Act. A subsidiary of a bank holding company can be liable to reimburse the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC-insured subsidiary of the bank holding company or in connection with FDIC assistance provided to the subsidiary in danger of default. In addition, the holding company of any insured financial institution submitting a capital restoration plan under the federal banking agencies' regulations on prompt corrective action is required to guarantee a portion of the institution's capital shortfall.

           Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of PNB, Richland, Century and FKNB including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans made and the interest charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, and limitations on branching. PNB, Century, FKNB and

Richland may branch across state lines, unless the law of the other state specifically prohibits interstate branching.

           The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating weighted risk assets by assigning assets and off-balance sheet items to broad risk categories. The minimum ratio of capital to weighted risk assets (including off-balance sheet items, such as standby letters of credit) is 8%. At least 4% must be comprised of common stockholders' equity (including retained earnings but excluding treasury stock), qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder ("Tier 2 capital") may consist of mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock and a limited amount of allowance for loan and lease losses. The Federal Reserve Board also imposes a minimum leverage ratio (Tier 1 capital to total assets) of 3% for bank holding companies and state member banks that meet specified conditions, including no operational, financial or supervisory deficiencies, and having the highest regulatory rating. The minimum leverage ratio is 4% - 5% for other bank holding companies and state member banks based on their particular circumstances and risk profiles and those experiencing or anticipating significant growth. National bank subsidiaries, such as PNB, Century and FKNB, and state non-member bank subsidiaries, such as Richland, are subject to similar capital requirements adopted by their regulators.

           Park and its subsidiaries currently satisfy all capital requirements. Failure to meet applicable capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal and state regulatory authorities, including the termination of FDIC deposit insurance.

           The federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks and savings associations. Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease.

           Park's ability to obtain funds for the payment of dividends and other cash requirements largely depends on the amount of dividends declared by its subsidiary banks and other subsidiaries. However, the Federal Reserve Board expects Park to serve as a source of strength to PNB, Richland, Century and FKNB. The Federal Reserve Board may require Park to retain capital for further investment in its subsidiaries, rather than using the funds for dividends to shareholders. PNB, Richland, Century and FKNB may not pay dividends to Park if, after paying such dividends, they would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. PNB, Richland, Century and FKNB must have the approval of their respective regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's earnings and the retained earnings for the preceding two years, less required transfers to surplus. Payment of dividends by a bank subsidiary may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and/or unsound banking practice or necessary to maintain adequate capital for the bank. These provisions could limit Park's ability to pay dividends on its outstanding common shares.

                          DEPOSIT INSURANCE ASSESSMENTS

           The FDIC may establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and members of the Savings Association Insurance Fund ("SAIF"). PNB, Richland and FKNB are BIF members and Century is an SAIF member. Insurance premiums for SAIF and BIF members are determined during each semi-annual assessment period based upon the members' respective categorization as either (1) well capitalized, (2) adequately capitalized or (3) undercapitalized. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

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

           The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to have significant effects in the future. In view of the changing conditions in the economy and the money market and the activities of monetary and fiscal authorities, Park can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

                       EFFECT OF ENVIRONMENTAL REGULATION

           Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Park and its subsidiaries. Park believes the nature of the operations of its subsidiaries has little, if any, environmental impact. Park, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future. Park's subsidiaries may be required to make capital expenditures for environmental control facilities related to properties they acquire in the future through foreclosure proceedings; however, the amount of such capital expenditures, if any, is not currently determinable.

                           FORWARD-LOOKING STATEMENTS

           Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", anticipates", expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

           Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include: (i) the strength of the U.S. economy in general and the strength of the local economies in which Park's subsidiaries operate; (ii) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board; (iii) inflation, interest rate, market and monetary fluctuations; (iv) the timely development and acceptance of new products and services and perceived overall value of these products and services by customers; (v) changes in consumer spending, borrowing and saving habits; (vi) technological changes; (vii) Park's ability to increase market share and control expenses; (viii) Park's ability to execute its business plan, including its plan to address the Year 2000 issue and the ability of third parties to effectively address their Year 2000 issues; (ix) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which Park and its subsidiaries must comply; and (x) the success of Park at managing the risks involved in the foregoing.

           Forward-looking statements speak only as of the date on which they are made, and Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events.

ITEM 2.    PROPERTIES.

           Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. Park does not lease or own any physical property, real or personal.

           The principal offices of PNB are located in its two-story main office building at 50 North Third Street, Newark, Ohio 43055. PNB occupies all of this building. PNB's Operations Center is located in a three-story building owned by it at 21 South First Street, Newark, Ohio 43055. PNB occupies approximately 36,000 square feet of this building, with the remaining 4,000 square feet leased to outside tenants. PNB, in addition to having six offices in Newark (including the main office and the Operations Center), has offices in Granville, Heath (two offices), Hebron, Johnstown,

Kirkersville, Pataskala and Utica in Licking County, an office in Columbus in Franklin County, an office in Cincinnati in Hamilton County and offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The offices in Fairfield County comprise the Fairfield National Division. PNB also operates ten stand-alone automatic banking center locations. The properties occupied by ten of PNB's Licking County offices (including the main office and the Operations Center) and by four Fairfield County offices are owned by PNB. The remaining three offices in Licking County, five offices in Fairfield County and PNB's Franklin County and Hamilton County offices are leased under leases with various expiration dates through 2006. All but one of the leases contain renewal options. PNB owes no mortgage debt on any of its property.

           The principal offices of Richland are located in its eight-story main office building located at 3 North Main Street, Mansfield, Ohio. Richland occupies 22,166 square feet out of the total 42,969 square feet of the building, with the remaining portion leased to tenants not affiliated with Richland. Richland, in addition to six offices in Mansfield (including the main office), has offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland also operates four stand-alone automatic banking center locations. Richland owns the property occupied by all of these offices, with the exception of one branch office in Mansfield which is leased through 2000. Richland owes no mortgage debt on any of its property.

           The principal offices of Century are located in a two-story building owned by it at 14 South Fifth Street, Zanesville, Ohio. Century occupies all of this building. Century, in addition to having four offices (including the main office) and a mortgage lending office in Zanesville, has offices in New Concord and Dresden in Muskingum County, Malta in Morgan County, New Lexington in Perry County, Logan in Hocking County, Athens in Athens County and Coshocton in Coshocton County. Century also operates three stand-alone automatic banking center locations. All of the properties occupied by Century's offices are owned by Century, with the exception of the office located in Coshocton which is leased under a lease which expires in October, 2009. Century owes no mortgage debt on any of its properties.

           The principal offices of FKNB are located in its four-story main office building located at One South Main Street, Mount Vernon, Ohio. FKNB occupies all of this building. FKNB's Operations Center is located in a two-story building owned by it at 105 West Vine Street, Mount Vernon, Ohio. FKNB occupies all of this building. FKNB, in addition to having three offices (including the main office and the Operations Center) in Mount Vernon, has offices in Loudonville and Perrysville in Ashland County, an office in Millersburg in Holmes County, offices in Centerburg, Danville and Fredericktown in Knox County, two offices in Mount Gilead in Morrow County and an office in Bellville in Richland County. The offices in Ashland County comprise the Farmers and Savings Division. FKNB also operates four stand-alone automatic banking center locations. FKNB owns the property occupied by all of these offices, with the exception of the branch in Millersburg where a portion of this branch is leased through 2000. FKNB owes no mortgage debt on any of its property.

ITEM 3.    LEGAL PROCEEDINGS.

           There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which Park's subsidiaries are parties incidental to their respective banking businesses. Park considers none of such proceedings to be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

           The following table lists the names and ages of the executive officers of Park as of the date of this Annual Report on Form 10-K, the positions presently held by each executive officer and the positions held by each executive officer during his tenure as an executive officer of Park and its subsidiaries. All executive officers serve at the pleasure of the Board of Directors.



                                               Position(s) Held with the Company
Name                            Age              and its Principal Subsidiaries
----                            ---              ------------------------------

William T. McConnell            65              Chairman of the Board since
                                                1994, Chief Executive Officer
                                                and Director from 1986 to
                                                January 1999, and President from
                                                1986 to 1994, of Park; Chairman
                                                of the Board since 1993, Chief
                                                Executive Officer from 1983 to
                                                January 1999, President from
                                                1979 to 1993, and Director since
                                                1977, of PNB; Director of
                                                Century since 1990; Director of
                                                FKNB since 1997

C. Daniel DeLawder              49              Chief Executive Officer since
                                                January 1999, and President and
                                                Director since 1994, of Park;
                                                President since 1993, Executive
                                                Vice President from 1992 to
                                                1993, and Director since 1992,
                                                of PNB; Chairman of Advisory
                                                Board since 1989, and President
                                                from 1985 to 1992, of the
                                                Fairfield National Division of
                                                PNB; Director of Richland since
                                                1997

David C. Bowers                 62              Secretary since 1987, Chief
                                                Financial Officer and Chief
                                                Accounting Officer from 1990 to
                                                April 1998, and Director from
                                                1989 to 1990, of Park; Executive
                                                Vice President since January
                                                1999; Senior Vice President from
                                                1986 to January 1999, and
                                                Director since 1989, of PNB

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information called for in Item 201 of Regulation S-K is incorporated herein by reference to page 41 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

           On November 16, 1998, Park issued (a) 150 common shares to each of the thirteen non-employee directors of Park (for an aggregate of 1,950 common shares), (b) 50 common shares to each of 33 non-employee directors of one of Park's subsidiaries who is not also a director of Park (for an aggregate of 1,650 common shares) and (c) 100 common shares to one individual who serves as a non-employee director of two of Park's subsidiaries, in each case in lieu of an annual cash retainer for serving as a director. The common shares had a market value of $99.69 per share on the date of issuance. Park issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom the common shares were "sold" and the status of each individual as a director of Park or of one of its subsidiaries.

ITEM 6.    SELECTED FINANCIAL DATA.

           The information called for in this Item 6 is incorporated herein by reference to page 39 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information called for in this Item 7 is incorporated herein by reference to pages 23 through 39 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

           As noted on page 30 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998, during 1998, 1997 and 1996, Park and its subsidiaries had no investment in off-balance sheet derivative instruments. The discussion of interest rate sensitivity included on pages 36 and 37 of Park's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The Report of Independent Auditors, the Consolidated Balance Sheets of Park and its subsidiaries at December 31, 1998 and December 31, 1997, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 1998, and the related Notes to the Consolidated Financial Statements, appearing on pages 43 through 72 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998, are incorporated herein by reference. Quarterly Financial Data set forth on page 40 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 1998 are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           No response required.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information called for in this Item 10 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1999, under the caption "ELECTION OF DIRECTORS." In addition, certain information concerning the executive officers of Park is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant." No information is required to be disclosed under Item 405 of Regulation S-K.

ITEM 11.   EXECUTIVE COMPENSATION.

           The information called for in this Item 11 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1999, under the captions "ELECTION OF DIRECTORS -- Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS." Neither the report on executive compensation nor the performance graph included in Park's definitive Proxy Statement shall be deemed to be incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information called for in this Item 12 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1999, under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information called for in this Item 13 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 1999, under the caption "TRANSACTIONS INVOLVING MANAGEMENT."


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

(a)(3)     EXHIBITS.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1. The following table provides certain information concerning the executive compensation plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


Exhibit
  No.              Description                                        Location
-------            -----------                                        --------
10(a)              Certified Copy of Resolutions Adopted by           Incorporated herein by reference to Park's
                   Board of Directors of Park National                Annual Report on Form 10-K for the fiscal
                   Corporation on July 17, 1995 Affecting Park        year ended December 31, 1995 (File No.
                   National Corporation Defined Benefit Pension       1-13006) (the "1995 Form 10-K") [Exhibit
                   Plan and Trust                                     10(a)]

10(b)              Park National Corporation Defined Benefit          Incorporated herein by reference to Park's
                   Pension Plan                                       1995 Form 10-K [Exhibit 10(b)]

10(c)              Resolution of Board of Directors and               Filed herewith
                   Amendment to Park National Corporation
                   Defined Benefit Pension Plan adopted March
                   11, 1998

10(d)              Park National Corporation Employees Voluntary      Incorporated herein by reference to Park's
                   Salary Deferral Plan and Trust                     Annual Report on Form 10-K for the fiscal
                                                                      year ended December 31, 1993 (File No.
                                                                      0-18772) [Exhibit 10(d)]

10(e)              Summary of Incentive Bonus Plan of Park            Incorporated herein by reference to Park's
                   National Corporation                               Registration Statement on Form S-4, filed on
                                                                      January 24, 1997 (Registration No. 333-20417)
                                                                      ("Park's Form S-4") [Exhibit 10(d)]

Exhibit
  No.              Description                                        Location
-------            -----------                                        --------
10(f)              Split-Dollar Agreement, dated May 17, 1993,        Incorporated herein by reference to: (a)
                   between William T. McConnell and The Park          Park's Annual Report on Form 10-K for the
                   National Bank; and Schedule A to Exhibit           fiscal year ended December 31, 1993 (File No.
                   10(f) identifying other identical                  0-18772) [Exhibit 10(f)]; and (b) Park's
                   Split-Dollar Agreements between The Park           Annual Report on Form 10-K for the fiscal
                   National Bank and executive officers of Park       year ended December 31, 1994 (File No.
                                                                      1-13006) [Exhibit 10(g)]

10(g)              Split-Dollar Agreement, dated September 29,        Incorporated herein by reference to: (a)
                   1993, between Dominic C. Fanello and The           Park's Annual Report on Form 10-K for the
                   Richland Trust Company; and Schedule A to          fiscal year ended December 31, 1993 (File No.
                   Exhibit 10(f) identifying other identical          0-18772 [Exhibit 10(g)]; and (b) Park's
                   Split-Dollar Agreements between directors of       Annual Report on Form 10-K for the fiscal
                   Park and The Park National Bank, The Richland      year ended December 31, 1997 (File No.
                   Trust Company or Century National Bank, as         1-13006) [Exhibit 10(f)]
                   identified in such Schedule A

10(h)              Park National Corporation 1995 Incentive           Incorporated herein by reference to Park's
                   Stock Option Plan (as amended through April        Registration Statement on Form S-8 filed May
                   20, 1998)                                          14, 1998 (Registration No. 333-52653)
                                                                      [Exhibit 10]

10(i)              Form of Stock Option Agreement executed in         Filed herewith
                   connection with the grant of options under
                   Park National Corporation 1995 Incentive
                   Stock Option Plan, as amended

10(j)              Description of Park National Corporation           Incorporated herein by reference to Park's
                   Supplemental Executive Retirement Plan             Form S-4 [Exhibit 10(i)]

(b)        REPORTS ON FORM 8-K.

           There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1998.

(c)        EXHIBITS.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(d)        FINANCIAL STATEMENT SCHEDULES.

           None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PARK NATIONAL CORPORATION


                                           /s/ C. Daniel DeLawder
Date:  March 19, 1999                 By   C. Daniel DeLawder,
                                           President and Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                Date                     Capacity
         ----                                ----                     --------
*William T. McConnell                         *                Chairman of the Board and Director

*C. Daniel DeLawder                           *                President, Chief Executive Officer and Director

*John W. Kozak                                *                Chief Financial Officer and Chief Accounting Officer

*Maureen Buchwald                             *                Director

*James J. Cullers                             *                Director

*Dominic C. Fanello                           *                Director

*R. William Geyer                             *                Director

*Philip H. Jordan, Jr.                        *                Director


         /s/ C. Daniel DeLawder
*By:     C. Daniel DeLawder
         Attorney-in-Fact

Date:  March 19, 1999

                 Name                        Date                    Capacity
                 ----                        ----                    --------
*Howard E. LeFevre                            *                     Director

*Phillip T. Leitnaker                         *                     Director

*Tami L. Longaberger                          *                     Director

*James A. McElroy                             *                     Director

*John J. O'Neill                              *                     Director

*William A. Phillips                          *                     Director

*J. Gilbert Reese                             *                     Director

*Rick R. Taylor                               *                     Director

*John L. Warner                               *                     Director

















         /s/ C. Daniel DeLawder
*By:     C. Daniel DeLawder,
         Attorney-in-Fact

Date:  March 19, 1999

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page(s) in
                                                                                                        1998 Annual
                                                                                                         Report to
Description                                                                                            Shareholders
-----------                                                                                            ------------
Report of Independent Auditors (Ernst & Young LLP)...............................................          43

Consolidated Balance Sheets at December 31, 1998 and 1997........................................        44-45

Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996...........        46-47

Consolidated Statements of Changes in Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996..............................................          48

Consolidated Statements of Cash Flows for the years ended
        December 31, 1998, 1997 and 1996.........................................................          49

Notes to Consolidated Financial Statements.......................................................        50-72

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998


                                INDEX TO EXHIBITS

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
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

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------

3(b)(1)             Regulations of Park National Corporation            Incorporated herein by reference to
                                                                        Registrant's Form 8-B [Exhibit 3(b)]

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

10(b)               Park National Corporation Defined Benefit           Incorporated herein by reference to
                    Pension Plan                                        Registrant's 1995 Form 10-K
                                                                        [Exhibit 10(b)]

10(c)               Resolution of Board of Directors and Amendment                          *
                    to Park National Corporation Defined Benefit
                    Pension Plan adopted March 11, 1998

10(d)               Park National Corporation Employees Voluntary       Incorporated herein by reference to
                    Salary Deferral Plan and Trust                      Registrant's Annual Report on Form 10-K
                                                                        for the fiscal year ended December
                                                                        31, 1993 (File No. 0-18772)
                                                                        [Exhibit 10(d)]

10(e)               Summary of Incentive Bonus Plan of Park             Incorporated herein by reference to
                    National Corporation                                Registrant's Registration Statement on
                                                                        Form S-4, filed on January 24, 1997
                                                                        (Registration No. 333-20417)
                                                                        ("Registrant's Form S-4") [Exhibit 10(d)]

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------
10(f)               Split-Dollar Agreement, dated May 17, 1993,         Incorporated herein by reference to:
                    between William T. McConnell and The Park           (a) Registrant's Annual Report on
                    National Bank; and Schedule A to Exhibit 10(f)      Form 10-K for the fiscal year ended
                    identifying other identical Split-Dollar            December 31, 1993 (File No. 0-18772)
                    Agreements between The Park National Bank and       [Exhibit 10(f)]; and (b) Registrant's
                    executive officers of Registrant                    Annual Report on Form 10-K for the
                                                                        fiscal year ended December 31, 1994
                                                                        (File No. 1-13006) [Exhibit 10(g)]

10(g)               Split-Dollar Agreement, dated September 29,         Incorporated herein by reference to: (a)
                    1993, between Dominic C. Fanello and The            Registrant's Annual Report on Form 10-K
                    Richland Trust Company; and Schedule A to           for the fiscal year ended December 31,
                    Exhibit 10(f) identifying other identical           1993 (File No. 0-18772) [Exhibit 10(g)];
                    Split-Dollar Agreements between directors of        and (b) Registrant's Annual Report on
                    Registrant and The Park National Bank, The          Form 10-K for the fiscal year ended
                    Richland Trust Company or Century National          December 31, 1997 (File No. 1-13006)
                    Bank, as identified in such Schedule A              [Exhibit 10(f)]

10(h)               Park National Corporation 1995 Incentive Stock      Incorporated herein by reference to
                    Option Plan (as amended through April 20, 1998)     Registrant's Registration Statement on
                                                                        Form S-8 filed May 14, 1998
                                                                        (Registration No. 333-52653) [Exhibit 10]

10(i)               Form of Stock Option Agreement executed in                              *
                    connection with the grant of options under the
                    Park National Corporation 1995 Incentive Stock
                    Option Plan, as amended

10(j)               Description of Park National Corporation            Incorporated herein by reference to
                    Supplemental Executive Retirement Plan              Registrant's Form S-4 [Exhibit 10(i)]

Exhibit No.         Description                                         Page No.
-----------         -----------                                         --------

13                  Annual Report to Stockholders of Registrant         Incorporated herein by reference to the
                    for the fiscal year ended December 31, 1998         financial statements portion of this
                    (Not deemed filed except for portions thereof       Annual Report on Form 10-K beginning at
                    which are specifically incorporated by              page 18
                    reference into this Annual Report on Form 10-K)

21                  Subsidiaries of Registrant                                              *

23                  Consent of Ernst & Young LLP                                            *

24                  Powers of Attorney                                                      *

27                  Financial Data Schedule                                                 *

_______________

*Filed herewith