Form 10-Q
period 1999-03-31
PARK NATIONAL CORP /OH/
filed 1999-05-11
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                            1-13006
                      ------------------------------------------------------

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

                    50 North Third Street, Newark, Ohio 43055
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 349-8451
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

     9,300,656 common shares, no par value per share, outstanding at April 30, 1999.





                                  Page 1 of 23
                            Exhibit Index at Page 21

                            PARK NATIONAL CORPORATION



                                    CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I.   FINANCIAL INFORMATION                                                                             3-11

    Item 1.      Financial Statements                                                                       3-11

                 Consolidated Balance Sheets as of March 31, 1999 and
                 December 31, 1998 (unaudited)                                                                 3

                 Consolidated Condensed Statements of Income for the
                 Three Months ended March 31, 1999 and 1998 (unaudited)                                     4, 5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Three Months ended March 31, 1999 and 1998 (unaudited)                         6

                 Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 1999 and 1998 (unaudited)                                                  7, 8

                 Notes to Consolidated Financial Statements                                                 9-11

    Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                             12-19

    Item 3.      Quantitative and Qualitative Disclosure About Market Risk                                    19


PART II.  OTHER INFORMATION                                                                                   20

    Item 1.      Legal Proceedings                                                                            20

    Item 2.      Changes in Securities and Use of Proceeds                                                    20

    Item 3.      Defaults Upon Senior Securities                                                              20

    Item 4.      Submission of Matters to a Vote of Security Holders                                       20-21

    Item 5.      Other Information                                                                            21

    Item 6.      Exhibits and Reports on Form 8-K                                                             21


SIGNATURES                                                                                                    22

EXHIBIT 27                                                                                                    23

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                      March 31,               December 31,
                                                                        1999                      1998
----------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                              $80,489                  $100,291
----------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
    (amortized cost of $643,482 and $634,809
     at March 31, 1999 and December 31, 1998)                           652,019                   646,403
----------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
    (fair value approximates $6,308 and $6,347
     at March 31, 1999 and December 31, 1998)                             6,049                     6,064
----------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                   1,643,215                 1,641,512
----------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                    39,457                    37,989
----------------------------------------------------------------------------------------------------------
      Net loans                                                       1,603,758                 1,603,523
----------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                      26,314                    26,755
----------------------------------------------------------------------------------------------------------
   Other assets                                                          80,505                    77,743
----------------------------------------------------------------------------------------------------------

            Total assets                                             $2,449,134                $2,460,779
----------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest-bearing                                              $262,144                  $285,574
----------------------------------------------------------------------------------------------------------
      Interest-bearing                                                1,650,163                 1,654,204
----------------------------------------------------------------------------------------------------------
         Total deposits                                               1,912,307                 1,939,778
----------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                275,397                   246,659
----------------------------------------------------------------------------------------------------------
   Long-term debt                                                            77                     8,430
----------------------------------------------------------------------------------------------------------
   Other liabilities                                                     22,364                    30,222
----------------------------------------------------------------------------------------------------------
         Total liabilities                                            2,210,145                 2,225,089
----------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
       authorized; 9,554,028 shares issued in 1999
       and 9,553,407 issued in 1998)                                     68,420                    68,398
----------------------------------------------------------------------------------------------------------
      Unrealized holding gain on
       available-for-sale securities, net                                 5,549                     7,536
----------------------------------------------------------------------------------------------------------
      Retained earnings                                                 183,063                   177,050
----------------------------------------------------------------------------------------------------------
      Treasury stock (249,862 shares in 1999
            and 245,491 shares in 1998)                                 (18,043)                  (17,294)
----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                     238,989                   235,690
----------------------------------------------------------------------------------------------------------

            Total liabilities and stockholders' equity               $2,449,134                $2,460,779
----------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                                              Three Months Ended
                                                                                   March 31,
                                                              ---------------------------------------------------
                                                                       1999                              1998
-----------------------------------------------------------------------------------------------------------------
Interest income:

   Interest and fees on loans                                          $36,105                           $36,446
-----------------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
       its agencies and other securities                                 8,780                             7,965
-----------------------------------------------------------------------------------------------------------------
      Obligations of states
       and political subdivisions                                        1,343                             1,093
-----------------------------------------------------------------------------------------------------------------

   Other interest income                                                    13                                56
-----------------------------------------------------------------------------------------------------------------
         Total interest income                                          46,241                            45,560
-----------------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                                        3,301                             4,080
-----------------------------------------------------------------------------------------------------------------
      Time deposits                                                     12,184                            12,910
-----------------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                                              2,738                             1,963
-----------------------------------------------------------------------------------------------------------------
      Long-term debt                                                       120                               282
-----------------------------------------------------------------------------------------------------------------


      Total interest expense                                            18,343                            19,235
-----------------------------------------------------------------------------------------------------------------

         Net interest income                                            27,898                            26,325
-----------------------------------------------------------------------------------------------------------------


Provision for loan losses                                                1,545                             1,674
-----------------------------------------------------------------------------------------------------------------


         Net interest income after
          provision for loan losses                                     26,353                            24,651
-----------------------------------------------------------------------------------------------------------------


Other income                                                             6,379                             5,981
-----------------------------------------------------------------------------------------------------------------


Gain on sale of securities                                                   0                                97
-----------------------------------------------------------------------------------------------------------------


                                   Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                      --------------------------------
                                                                            1999             1998
------------------------------------------------------------------------------------------------------
Other expense:

   Salaries and employee benefits                                            $8,584            $7,894
------------------------------------------------------------------------------------------------------
   Occupancy expense                                                            941               838
------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                                              986               966
------------------------------------------------------------------------------------------------------
   Other expense                                                              5,697             5,726
------------------------------------------------------------------------------------------------------
      Total other expense                                                    16,208            15,424
------------------------------------------------------------------------------------------------------

         Income before federal income taxes                                  16,524            15,305
------------------------------------------------------------------------------------------------------

Federal income taxes                                                          4,926             4,722
------------------------------------------------------------------------------------------------------

         Net income                                                         $11,598           $10,583
======================================================================================================



PER SHARE:

   Net income:
      Basic                                                                   $1.25             $1.13
------------------------------------------------------------------------------------------------------
      Diluted                                                                 $1.24             $1.12
======================================================================================================


   Weighted average common shares outstanding:
      Basic                                                               9,306,595         9,386,913
------------------------------------------------------------------------------------------------------
      Diluted                                                             9,343,429         9,431,895
======================================================================================================


   Cash dividends declared                                                    $0.60             $0.48
======================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                        Accumulated
                                                                                            Treasury       Other
                                                                   Common     Retained       Stock     Comprehensive   Comprehensive
                                                                   Stock      Earnings      at Cost        Income          Income
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1997                                      $68,275    $154,535      ($7,712)       $7,019
------------------------------------------------------------------------------------------------------------------
    Net Income                                                                  10,583                                      $10,583
-----------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($353)                                                                      (657)             (657)
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                            $9,926
--------------------------------------------------------------------------------------------------------------------===============
    Cash dividends on common stock:
       Park at $.48 per share                                                   (4,507)
------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 43,265 shares                                                 (3,879)
------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 11,768 shares                                   627
------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1998                                         $68,275    $160,611     ($10,964)       $6,362
==================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                      $68,398    $177,050     ($17,294)       $7,536
------------------------------------------------------------------------------------------------------------------
    Net Income                                                                 $11,598                                      $11,598
-----------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($1,069)                                                                  (1,987)           (1,987)
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                            $9,611
--------------------------------------------------------------------------------------------------------------------===============
    Cash dividends on common stock:
       Park at $.60 per share                                                   (5,585)
------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 621 shares                        22
------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 12,705 shares                                                 (1,211)
------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,334 shares                                    462
------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1999                                         $68,420    $183,063     ($18,043)       $5,549
==================================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                    -------------------------------------------
                                                                                              1999                      1998
-------------------------------------------------------------------------------------------------------------------------------
Operating activities:

   Net income                                                                                $11,598                   $10,583
-------------------------------------------------------------------------------------------------------------------------------

       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, amortization and accretion                                             487                       364
       ------------------------------------------------------------------------------------------------------------------------
            Provision for loan losses                                                          1,545                     1,674
       ------------------------------------------------------------------------------------------------------------------------
            Amortization of the excess of cost over
                       net assets of banks purchased                                             575                       697
       -----------------------------------------------------------------------------------------------------------------------
            Realized investment security gains                                                     0                       (97)
       -----------------------------------------------------------------------------------------------------------------------

            Changes in assets and liabilities:
                 Increase in other assets                                                     (2,267)                   (2,800)
       -----------------------------------------------------------------------------------------------------------------------
                 Decrease in other liabilities                                                (2,272)                   (4,107)
       -----------------------------------------------------------------------------------------------------------------------


            Net cash provided from operating activities                                        9,666                     6,314
       -----------------------------------------------------------------------------------------------------------------------



Investing activities:

       Proceeds from sales of:
            Available-for-sale securities                                                          0                    51,839
       -----------------------------------------------------------------------------------------------------------------------
       Proceeds from maturities of:
            Available-for-sale securities                                                     47,930                    24,414
       -----------------------------------------------------------------------------------------------------------------------
            Held-to-maturity securities                                                           15                       495
       -----------------------------------------------------------------------------------------------------------------------
       Purchases of:
            Available-for-sale securities                                                    (56,425)                  (94,791)
       -----------------------------------------------------------------------------------------------------------------------
       Net (increase)/decrease in loans                                                       (1,574)                    3,011
       -----------------------------------------------------------------------------------------------------------------------
       Purchases of premises and equipment, net                                                 (430)                     (535)
       -----------------------------------------------------------------------------------------------------------------------

            Net cash used by
                 investing activities                                                        (10,484)                  (15,567)
       -----------------------------------------------------------------------------------------------------------------------



                                    Continued

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(CONTINUED)
(dollars in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                -----------------------------------------
                                                                                        1999                       1998
-------------------------------------------------------------------------------------------------------------------------
Financing activities:

       Net (decrease)/increase in deposits                                            ($27,471)                   $5,595
       -----------------------------------------------------------------------------------------------------------------
       Net increase in short-term borrowings                                            28,738                    30,742
       -----------------------------------------------------------------------------------------------------------------
       Exercise of stock options                                                            22                         0
       -----------------------------------------------------------------------------------------------------------------
       Purchase of treasury stock, net                                                    (749)                   (3,252)
       -----------------------------------------------------------------------------------------------------------------
       Repayment of long-term debt                                                      (8,353)                  (12,900)
       -----------------------------------------------------------------------------------------------------------------
       Cash dividends paid                                                             (11,171)                   (9,019)
       -----------------------------------------------------------------------------------------------------------------



            Net cash (used)/provided from financing activities                         (18,984)                   11,166
       ------------------------------------------------------------------------------------------------------------------



            (Decrease)/increase in cash and cash equivalents                           (19,802)                    1,913
       ------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                         100,291                    93,585
-------------------------------------------------------------------------------------------------------------------------


            Cash and cash equivalents at end of period                                 $80,489                   $95,498
=========================================================================================================================



Supplemental disclosures of cash flow information:

       Cash paid for:
            Interest                                                                   $18,660                   $19,471
       ------------------------------------------------------------------------------------------------------------------

            Income taxes                                                                    $0                    $1,000
       ------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three Months Ended March 31, 1999 and 1998.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1999.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts in 1998 have been reclassified to conform to the financial statement presentation used for 1999.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.


Note 2 - Allowance for Possible Loan Losses
         ----------------------------------

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

------------------------------------------ ----------------------------------------
                                                       (In Thousands)
------------------------------------------ ----------------------------------------

                                                  1999                 1998
                                                  ----                 ----
------------------------------------------ --------------------- ------------------
Beginning January 1                              $37,989              $35,595
------------------------------------------ --------------------- ------------------
   Provision for loan losses                       1,545                1,674
------------------------------------------ --------------------- ------------------
   Losses charged to the reserve                  (1,536)              (1,212)
------------------------------------------ --------------------- ------------------
   Recoveries                                      1,459                1,194
------------------------------------------ --------------------- ------------------
Balance March 31,                                $39,457              $37,251
------------------------------------------ --------------------- ------------------

Note 3 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 1999 and 1998.


----------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------- -------------- ---------------
                                  THREE MONTHS ENDED
                                       MARCH 31,                                             1999            1998
--------------------------------------------------------------------------------------- -------------- ---------------
NUMERATOR:
--------------------------------------------------------------------------------------- -------------- ---------------
NET INCOME                                                                                    $11,598         $10,583
--------------------------------------------------------------------------------------- -------------- ---------------

DENOMINATOR:
--------------------------------------------------------------------------------------- -------------- ---------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE-WEIGHTED-AVG. SHARES                               9,306,595       9,386,913
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
EFFECT OF DILUTIVE SECURITIES                                                                  36,834          44,982
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-AVERAGE SHARES AND             9,343,429       9,431,895
ASSUMED CONVERSIONS
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
EARNINGS PER SHARE:
--------------------------------------------------------------------------------------- -------------- ---------------
BASIC EARNINGS PER SHARE                                                                        $1.25           $1.13
--------------------------------------------------------------------------------------- -------------- ---------------
DILUTED EARNINGS PER SHARE                                                                      $1.24           $1.12
--------------------------------------------------------------------------------------- -------------- ---------------



Note 4 - Segment Information
         -------------------

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its banking subsidiaries and their respective divisions. The Corporation's banking subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), and The First-Knox National Bank of Mount Vernon (FKNB). PNB operates through two banking divisions with the Park National Division (PND) headquartered in Newark, Ohio and the Fairfield National Division (FND) headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division (FKND) headquartered in Mount Vernon, Ohio and the Farmers and Savings Division (FSD) headquartered in Loudonville, Ohio. Information about reportable segments follows:

----------------------------------------------------------------------------------------------------------------------------------
                             OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------

------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
                         PND           FND           RTC           CNB           FKND         FSD        All Other         Total
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Net Interest           $10,049        $3,005        $4,294        $3,990        $5,574        $757          $229          $27,898
Income
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Provision for            735           150           225           120           279           36            --            1,545
Loan Losses
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Other Income            3,025          644           697           754          1,123          75            61            6,379
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Other Expense           5,834         1,905         2,598         2,202         2,992         429           248            16,208
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Net Income             $4,527         $1,080        $1,437        $1,666        $2,419        $265          $204          $11,598
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------

------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Balances at March 31, 1999:
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Assets                $842,345       $282,602      $410,042      $375,556      $487,622     $62,897      $(11,930)     $2,449,134
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------


----------------------------------------------------------------------------------------------------------------------------------
                             OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 (IN THOUSANDS)
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------

------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
                         PND           FND           RTC           CNB           FKND         FSD        All Other         Total
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Net Interest           $9,686         $2,750        $4,043        $3,780        $5,155        $682          $229          $26,325
Income
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Provision for            720           150           375           120           279           30            --            1,674
Loan Losses
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Other Income            2,954          551           763           796           958           56            --            6,078
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Other Expense           5,164         1,737         2,493         2,187         3,180         370           293            15,424
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Net Income             $4,624          $950         $1,278        $1,535        $1,920        $242          $34           $10,583
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------

------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Balances at March 31, 1998:
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------
Assets                $817,152       $258,462      $416,017      $356,318      $486,488     $60,137      $(89,206)      $2,305,368
------------------- -------------- ------------- ------------- ------------- ------------- ----------- --------------- -----------


The Parent Company's operating results (all other) are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 1999 and 1998. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 1999 and 1998 consist of the elimination of intersegment borrowings and the Parent Company assets which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                Comparison of Results of Operations for the Quarters Ended March 31, 1999 and 1998.


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.6 million or 6.0% to $27.9 million for the three months ended March 31, 1999 compared to $26.3 million for the first quarter of 1998. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 1999 with the same quarter in 1998.

-------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31,
     (IN THOUSANDS)
-------------------------------------- --------------------------- ------------------------------
                                                   1999                          1998
-------------------------------------- -------------- ------------ ---------------- -------------
                                           Average       Tax             Average       Tax
                                           Balance     Equivalent        Balance    Equivalent
                                                           %                            %
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
LOANS                                     $1,640,973     8.96%          $1,583,427     9.36%
-------------------------------------- -------------- ------------ ---------------- -------------
TAXABLE INVESTMENTS                         $530,925     6.71%            $452,071     7.15%
-------------------------------------- -------------- ------------ ---------------- -------------
TAX EXEMPT INVESTMENTS                      $105,282     7.27%             $81,888     7.60%
-------------------------------------- -------------- ------------ ---------------- -------------
FEDERAL FUNDS SOLD                              $917     5.47%              $3,877     5.64%
-------------------------------------- -------------- ------------ ---------------- -------------
INTEREST EARNING ASSETS                   $2,278,097     8.35%          $2,121,263     8.81%
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
INTEREST BEARING DEPOSITS                 $1,644,428     3.82%          $1,598,620     4.31%
-------------------------------------- -------------- ------------ ---------------- -------------
SHORT-TERM BORROWINGS                       $262,093     4.30%            $150,663     4.89%
-------------------------------------- -------------- ------------ ---------------- -------------
LONG-TERM DEBT                                $4,853     6.44%             $31,431     5.88%
-------------------------------------- -------------- ------------ ---------------- -------------
INTEREST BEARING LIABILITIES              $1,911,374     3.89%          $1,780,714     4.38%
-------------------------------------- -------------- ------------ ---------------- -------------
EXCESS INTEREST EARNING ASSETS              $366,723     4.46%            $340,549     4.43%
-------------------------------------- -------------- ------------ ---------------- -------------
NET INTEREST MARGIN                                      5.09%                         5.14%
-------------------------------------- -------------- ------------ ---------------- -------------

Average interest earning assets increased by $157 million or 7.4% to $2,278 million for the quarter ended March 31, 1999 compared to the same quarter in 1998. Average loan totals increased by $58 million or 3.6% to $1,641 million for the first quarter of 1999 compared to the first quarter in 1998. The demand for fixed rate residential real estate loans has been quite strong during the past year due to relatively low longer term interest rates. A large percentage of the fixed rate loan originations are refinances of existing mortgages, some of which are adjustable rate mortgage loans. Park sells in the secondary market all fixed rate mortgage loans that are originated and as a result has experienced a decrease of $35 million in residential real estate loans during the past year. This trend in residential real estate loans may continue at current interest rate levels. The demand for commercial, commercial real estate, and consumer loans secured by automobiles has continued to be relatively strong and accounts for the growth in average loan balances for the first quarter of 1999 compared to the same period in 1998. The average yield on the loan portfolio was 8.96% for the first quarter of 1999 compared to 9.36% for the same period in 1998. The average prime lending rate for Park's affiliate banks was 7.75% for the first quarter of 1999 compared to 8.50% for the same period in 1998. The Federal Reserve lowered the federal funds rate by .75% during the second half of 1998 and Park's prime lending rate was lowered by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate which primarily accounts for the .40% decrease in the average yield on the loan portfolio during the past year. If short-term interest rates remain stable, the yield on the loan portfolio is expected to continue to decline over the remainder of the year as new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $99 million or 18.5% to $637 million for the first quarter of 1999 compared to the same quarter in 1998. The large increase in average investment securities resulted primarily from the purchase of mortgage-backed securities with an average life of approximately four years. This increase in investment securities was needed to maintain about the same leverage in the balance sheet. Average equity to average assets was 9.63% for the first quarter of 1999 compared to 9.76% for the same quarter in 1998. The yield on taxable investment securities decreased to 6.71% in 1999 compared to 7.15% in 1998 and the yield on tax-exempt investments decreased to 7.27% in 1999 compared to 7.60% in 1998. Long-term interest rates have decreased over the past year and as a result, purchases of investment securities generally yield less than the average yield of the portfolio. The remaining average life of the investment portfolio was approximately 3.5 years at both March 31, 1999 and March 31, 1998.

Average interest bearing liabilities increased by $131 million or 7.3% to $1,911 million for the quarter ended March 31, 1999 compared to the same quarter in 1998. Average interest bearing deposits increased by $46 million or 2.9% to $1,644 million for the first quarter of 1999 compared to the same period in 1998. Average short-term borrowings increased by $111 million or 74.0% to $262 million and average long-term debt decreased by $27 million to $5 million for the first quarter of 1999 compared to the same period in 1998. The increase in short-term borrowings was used to fund the increase in the investment portfolio and for the repayment of long-term debt. Higher rate long-term debt was repaid from lower rate short-term borrowings.

The average cost of interest bearing liabilities decreased by .49% to 3.89% in 1999 compared to 4.38% in 1998. The average cost of interest bearing deposits also decreased by .49% to 3.82% in 1999 compared to 4.31% in 1998 and the average cost of short-term borrowings decreased by .59% to 4.30% in 1999 compared to 4.89% in 1998. The decrease in the cost of interest bearing liabilities in 1999 compared to 1998 is due to the decrease in short-term market interest rates during the second half of 1998. If short-term interest rates remain stable, the cost of interest bearing deposits is expected to continue to decline over the remainder of the year as the new volume of certificates of deposit has an average rate that is lower than the current average rate of the certificates of deposit portfolio.

The increase in net interest income of $1.6 million or 6.0% to $27.9 million for the quarter ended March 31, 1999 was due to both increases in the net interest spread and interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) improved by .03% to 4.46% in 1999 compared to 4.43% in 1998. Average interest earning assets increased by $157 million or 7.4% in 1999 compared to 1998 and excess interest earning assets increased by $26 million or 7.7% to $367 million in 1999 compared to 1998. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .05% to 5.09% for the first quarter of 1999 compared to 5.14% for the same period in 1998. The decrease in the net interest margin resulted from the decrease in the average yield on interest earning assets by .46% to 8.35% in 1999 compared to 8.81% in 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased by $129,000 or 7.7% to $1.55 million for the three months ended March 31, 1999 compared to $1.67 million for the same period in 1998. Net charge-offs were $77,000 in 1999 compared to $18,000 in 1998. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $5.0 million or .30% of loans at March 31, 1999 compared to $5.0 million or .30% of loans at December 31, 1998 and $7.0 million or .44% of loans at March 31, 1998. The reserve for loan losses as a percentage of outstanding loans was 2.40% at March 31, 1999 compared to 2.31% at December 31, 1998 and 2.34% at March 31, 1998. See Footnote 2 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
------------------

Noninterest income increased by $398,000 or 6.7% to $6.4 million for the first quarter of 1999 compared to $6.0 million for the same period in 1998. This increase was primarily due to an increase in fee income from service charges on deposits.

Security Gains
--------------

Investment security gains were $97,000 for the three months ended March 31, 1998 compared to no gains for the same period in 1999. Securities sold for gains were due to mature later in 1998 and the proceeds from the sales were used to purchase mortgage-backed securities with an average life of approximately 4 years.

At March 31, 1999, the net unrealized holding gain on available-for-sale securities (accumulated other comprehensive income) was $5.5 million compared to a net unrealized gain of $7.5 million at December 31, 1998 and a net unrealized gain of $6.4 million at March 31, 1998.

Other Expense
-------------

Total other expense increased by $784,000 or 5.1% to $16.2 million for the three months ended March 31, 1999 compared to $15.4 million for the same period in 1998. Salaries and employee benefits expense increased by $690,000 or 8.7% to $8.6 million for the first quarter of 1999 compared to the same period in 1998. Salaries increased by $454,000 or 7.1% and benefits expense increased by $236,000 or 15.5% in 1999 compared to 1998. Full time equivalent employees were 1,005 at March 31, 1999 compared to 985 at March 31, 1998. The increase in benefits expense was primarily due to a 20% increase in Medical insurance for employees.

Federal Income Taxes
--------------------

Federal income tax expense was $4.9 million for the first quarter of 1999 compared to $4.7 million for the same period in 1998. The ratio of federal income tax expense to income before taxes was approximately 30% in 1999 and 31% in 1998 compared to the statutory rate of 35%. The primary difference between the effective federal income tax rate and the statutory rate is due to tax-exempt interest income.

Net Income
----------

Net income increased by $1.0 million or 9.6% to $11.6 million for the three months ended March 31, 1999 compared to $10.6 million for the same period in 1998. The annualized, first quarter net income to average assets ratio (ROA) was 1.93% in 1999 compared to 1.89% in 1998. The annualized, first quarter net income to average equity ratio (ROE) was 20.03% in 1999 compared to 19.35% in 1998.

Diluted earnings per share increased by 10.7% to $1.24 for the first quarter of 1999 compared to $1.12 for the same quarter in 1998.

                        COMPARISON OF FINANCIAL CONDITION
                    FOR MARCH 31, 1999 AND DECEMBER 31, 1998



Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets decreased by $12 million or .5% to $2,449 million at March 31, 1999 compared to $2,461 million at December 31, 1998. Cash and due from banks decreased by $20 million and investment securities and loans increased by $12 million and $2 million, respectively. The small growth in loan balances was due to the strong demand for fixed rate mortgage loans which when originated are sold in the secondary market.

Total liabilities decreased by $15 million or .7% to $2,210 million at March 31, 1999 compared to $2,225 million at December 31, 1998. Total deposits decreased by $28 million and short-term borrowings increased by $29 million. The decrease in total deposits was primarily due to a decrease in noninterest bearing deposits of $23 million. The increase in short-term borrowings was needed to offset the decrease in deposits and to repay $8 million of higher rate long-term debt.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 67.1% at March 31, 1999 compared to 66.7% at December 31, 1998 and 68.9% at March 31, 1998. Cash and cash equivalents totaled $80 million at March 31, 1999 compared to $100 million at December 31, 1998 and $95 million at March 31, 1998. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at March 31, 1999 was $239 million or 9.76% of total assets compared to $236 million or 9.58% of total assets at December 31, 1998 and $224 million or 9.73% of total assets at March 31, 1998.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.14% at March 31, 1999 and 9.06% at December 31, 1998. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.92% at March 31, 1999 and 13.64% at December 31, 1998. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 15.18% at March 31, 1999 and 14.92% at December 31, 1998.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 1999. The following table indicates the capital ratios for each subsidiary and Park at March 31, 1999:

                                                               TIER I          TOTAL
                                             LEVERAGE       RISK-BASED      RISK-BASED

------------------------------------------ -------------- ---------------- --------------
Park National Bank                             6.53%           9.22%          11.74%
------------------------------------------ -------------- ---------------- --------------
Richland Trust Company                         6.99%          13.46%          14.73%
------------------------------------------ -------------- ---------------- --------------
Century National Bank                          6.38%          11.23%          12.49%
------------------------------------------ -------------- ---------------- --------------
First-Knox National Bank                       6.70%           9.77%          11.56%
------------------------------------------ -------------- ---------------- --------------
Park National Corporation                      9.14%          13.92%          15.18%
------------------------------------------ -------------- ---------------- --------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
------------------------------------------ -------------- ---------------- --------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
------------------------------------------ -------------- ---------------- --------------

At the April 19, 1999 Park National Corporation Board of Director's Meeting, a cash dividend of $.60 per share was declared payable on June 10, 1999 to stockholders of record on May 21, 1999.

Year 2000 Compliance Issues
---------------------------

Park National Corporation ("Park" or the "Corporation") intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Y2K Readiness Disclosure". In early 1997, Park formed a Year 2000 project team made up of key Corporation and affiliate officers to identify and remediate software systems and computer-related devices that require modification for the Year 2000. A project plan has been developed with goals and target dates. It has been approved by Park's Board of Directors and is monitored by the Board on a quarterly basis. The Corporation's project team and business units are in the final stages of completing this plan. The plan follows a five phase approach recommended by regulators and others: awareness, assessment, renovation, validation, and implementation.

Park's State of Readiness
-------------------------

With regard to information technology ("IT") systems, Park uses standard hardware and off-the-shelf, widely-used banking software packages to satisfy most internal and customer needs. The software is purchased without source programming code. As a result, Park runs the software as is without program modifications, thereby eliminating the need for a line by line review of custom programming. All software and hardware vendors have been surveyed and have indicated their products' Y2K readiness status. In the majority of cases, vendors have indicated their software or hardware is Y2K compliant. Testing is required for of all mission critical software - identified as 79 software packages by the Year 2000 project team - to confirm their state of readiness as indicated by software and hardware vendors. In a few cases vendors have indicated their hardware or software is not Y2K compliant. An upgrade or other vendor's replacement software or hardware will be purchased, installed and tested for Y2K compliance. Successful testing of all internally used software and hardware systems has been completed. Installation and testing of replacement hardware or software will be completed by June 30, 1999.

Mission critical outsourced software -- identified as 10 software packages by the Year 2000 project team - is used to assist Park in serving customers. The timetable of Y2K tests is controlled by the service provider. Because Park's outsourced systems are offered by service providers that are national in scope, management believes they are or will be made Y2K compliant. Testing of all outsourced software packages will be completed by June 30, 1999.

Banking regulations require that Park develop and execute remediation contingency plans in cases where it appears any software or hardware vendor or outside service provider will not be able to provide a Y2K compliant solution. No such plans have been deemed necessary at this stage of Park's Y2K readiness project.

For non-IT systems, primarily buildings and banking equipment, vendor inquiries and tests have been completed. Microcontrollers or embedded chips are generally not present in Park's buildings due to their age and complexity. Upgrades of a small number of Automated Teller Machines (ATMs) and building security systems are complete. Non-IT systems are Y2K compliant.

Y2K readiness inquiries of Park's major borrowers and major funds providers have been performed. In management's judgment, the result of these inquiries indicates that the risk to the Corporation from Y2K failures related to these entities is low. There can be no guarantee, but management's judgment is that loan losses or liquidity problems attributed to the Y2K issue will not materially impact the Corporation's financial condition or results of operations.

Costs to Address Park's Year 2000 Issues
----------------------------------------

Y2K compliance is critical to Park. It has redeployed resources from non-critical system enhancements to address this issue. Due to the importance of IT systems to the Corporation's business, management has not deferred critical systems enhancements to become Y2K ready. Park does not expect its redeployments to have a material impact on the Corporation's financial condition or results of operations.

The Corporation has incurred expenses throughout 1998 and the first quarter of 1999 related to its Y2K project and will continue to incur expenses through 1999. Depreciation expenses related to Y2K will continue thru 2001. These expenses are not expected to materially impact operating results in any one quarter or year, with a significant portion of these expenses represented by existing staff that have been assigned to this project. Estimates are that incremental expenses for all of 1999 will be $500,000 and for redeployed staff $1,000,000. From January 1, 1998 through March 31, 1999, incremental expenses are approximately $230,000 and redeployment expenses are approximately $1,250,000.

Risks of the Corporation's Year 2000 Issues
-------------------------------------------

Park cannot determine the consequences of Y2K problems, if any, on its results of operations, liquidity and financial condition due to its reliance on third parties to facilitate service delivery to the Corporation's customers. These third parties would include utility companies, the federal government, outsource service providers and various critical vendors. Park is engaged in discussions with its third parties and is attempting to obtain information as to their Y2K readiness state. Park does not, however, have sufficient information at the current time to predict whether they will be Y2K ready. While management is executing steps to assure compliance with systems over which it has control, it cannot be assured that third parties upon which Park relies for service delivery will not have business interruptions due to Y2K problems.

The Corporation and its banking affiliates are regulated by both state and federal bank regulatory agencies. These agencies have issued numerous directives with respect to the Year 2000 issue, with which Park is acting to comply. Additionally, these regulatory agencies have made and will continue to make on-site examinations to determine Y2K readiness.

Park's Contingency Plan
-----------------------

As the testing and remediation work is completed for each of the 89 mission critical software packages, a contingency plan is written in case of an unforeseen Y2K failure. Completion of this effort will coincide with the completion of the software testing and remediation which is scheduled for June 30, 1999.

Park currently has a business resumption contingency plan for the IT function. The plan is being modified to address Y2K risks. Additionally, other non-IT business functions are being included in the business resumption plan. This plan will be completed by June 30, 1999.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations, including the discussion under "Year 2000 Readiness Disclosure," contains forward-looking statements within the meaning of federal securities laws. Actual results are subject to risks and uncertainties, including those specific to the Corporation and those specific to the industry which could cause results to differ materially from those contemplated. The risks and uncertainties include, but are not limited to third-party or Corporation failures to achieve timely, effective remediation of Year 2000 issues, general economic conditions, actions of competitors, regulatory actions, changes in legislation and technology changes. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. The Corporation does not undertake any obligation to publicly update any forward-looking statement.


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

               Not applicable

Item 3.        Defaults Upon Senior Securities
               -------------------------------

               Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

               a. On April 19, 1999 Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the record date, 9,299,751 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 8,533,166 or 91.8% of the outstanding common shares entitled to vote were represented by proxy or in person.

               b. Directors elected at the Annual Meeting for a three year term:

                                       C. Daniel DeLawder

              8,518,043  For       15,123  Withheld       -0-  Abstain and Broker Non-Votes
              ---------            ------                 ---


                                      Philip H. Jordan, Jr.

              8,505,844  For       27,322  Withheld       -0-  Abstain and Broker Non-Votes
              ---------            ------                 ---


                                      Tami L. Longaberger

              8,509,393  For       23,773  Withheld       -0-  Abstain and Broker Non-Votes
              ----------           ------                 ---


                                       Howard E. LeFevre

             8,478,260   For       54,906  Withheld       -0-  Abstain and Broker Non-Votes
             ---------             ------                 ---


                                       John J. O'Neill

             8,497,583   For       35,583  Withheld       -0-  Abstain and Broker Non-Votes
             ---------             ------                 ---

  Directors whose term of office continued after the Annual Meeting:

                                       James J. Cullers
                                       R. William Geyer
                                       William T. McConnell
                                       James A. McElroy
                                       William A. Phillips
                                       John L. Warner
                                       Maureen Buchwald
                                       D.C. Fanello
                                       Phillip T. Leitnaker
                                       J. Gilbert Reese
                                       Rick R. Taylor

               c. See Item 4(b) for the voting results for directors.

               d. Not applicable

Item 5.  Other Information
         -----------------

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

               a. Exhibits
                  --------

                  See Exhibit 27, Financial Data Schedule on Page 23

               b. Reports on Form 8-K
                  -------------------

                  No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PARK NATIONAL CORPORATION






DATE:   May 12, 1999                      BY: /s/ C. Daniel DeLawder
        ------------                          ---------------------------------

                                                  C. Daniel DeLawder
                                                  President and
                                                  Chief Executive Officer




DATE:   May 12, 1999                      BY: /s/ John W. Kozak
        ------------                          ---------------------------------

                                                  John W. Kozak
                                                  Chief Financial Officer