Form 10-Q
period 1999-06-30
PARK NATIONAL CORP /OH/
filed 1999-08-13
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission File Number                          1-13006
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

                                 (740) 349-8451
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

  9,289,359 common shares, no par value per share, outstanding at July 30, 1999.
------------

                            Exhibit Index at Page 23
                            PARK NATIONAL CORPORATION

                                    CONTENTS


                                                                                                            Page
                                                                                                            ----
PART I.   FINANCIAL INFORMATION                                                                             3-12

    Item 1.  Financial Statements                                                                           3-12

                 Consolidated Balance Sheets as of June 30, 1999
                 and December 31, 1998 (unaudited)                                                             3

                 Consolidated Condensed Statements of Income for the
                 Three Months and Six Months ended June 30, 1999 and 1998 (unaudited)                        4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Six Months ended June 30, 1999 and 1998 (unaudited)                            6

                 Consolidated Statements of Cash Flows for the Six Months ended
                 June 30, 1999 and 1998 (unaudited)                                                          7,8

                 Notes to Consolidated Financial Statements                                                 9-12

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                 13-22

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                        22


PART II.  OTHER INFORMATION                                                                                   23

     Item 1. Legal Proceedings                                                                                23

     Item 2. Changes in Securities and Use of Proceeds                                                        23

     Item 3. Defaults Upon Senior Securities                                                                  23

     Item 4. Submission of Matters to a Vote of Security Holders                                              23

     Item 5. Other Information                                                                                23

     Item 6. Exhibits and Reports on Form 8-K                                                                 23


SIGNATURES                                                                                                    24

EXHIBIT                                                                                                       25

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                       June 30,            December 31,
                                                                         1999                  1998
-------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                           $  103,465             $  100,291
-------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $661,073 and $634,809
      at June 30, 1999 and December 31, 1998)                           654,799                646,403
-------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $5,698 and $6,347
      at June 30, 1999 and December 31, 1998)                             5,502                  6,064
-------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                   1,703,920              1,641,512
-------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                    40,763                 37,989
-------------------------------------------------------------------------------------------------------
               Net loans                                              1,663,157              1,603,523
-------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                      26,404                 26,755
-------------------------------------------------------------------------------------------------------
   Other assets                                                          85,719                 77,743
-------------------------------------------------------------------------------------------------------

                            Total assets                             $2,539,046             $2,460,779
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                            $  276,925             $  285,574
-------------------------------------------------------------------------------------------------------
      Interest bearing                                                1,669,280              1,654,204
-------------------------------------------------------------------------------------------------------
               Total deposits                                         1,946,205              1,939,778
-------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                339,207                246,659
-------------------------------------------------------------------------------------------------------
   Long-term debt                                                            77                  8,430
-------------------------------------------------------------------------------------------------------
   Other liabilities                                                     18,988                 30,222
-------------------------------------------------------------------------------------------------------
               Total liabilities                                      2,304,477              2,225,089
-------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  9,554,028 shares issued in 1999
            and 9,553,407 issued in 1998)                                68,433                 68,398
-------------------------------------------------------------------------------------------------------
      Retained earnings                                                 189,487                177,050
-------------------------------------------------------------------------------------------------------
      Treasury stock (262,169 shares in 1999
            and 245,491 shares in 1998)                                 (19,273)               (17,294)
-------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                 (4,078)                 7,536
-------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                     234,569                235,690
-------------------------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity                  $2,539,046             $2,460,779
-------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                       Three Months Ended          Six Months Ended
                                                            June 30,                   June 30,
                                                     -------------------------------------------------
                                                      1999          1998           1999        1998
------------------------------------------------------------------------------------------------------
Interest income:

   Interest and fees on loans                        $36,579       $36,863        $72,684     $73,309
------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities             8,982         8,367         17,762      16,332
------------------------------------------------------------------------------------------------------
      Obligations of states and
         political subdivisions                        1,323         1,147          2,666       2,240
------------------------------------------------------------------------------------------------------

   Other interest income                                   0            73             13         129
------------------------------------------------------------------------------------------------------
         Total interest income                        46,884        46,450         93,125      92,010
------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                      3,163         4,124          6,464       8,204
------------------------------------------------------------------------------------------------------
      Time deposits                                   12,007        13,158         24,191      26,068
------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                            2,975         2,097          5,713       4,060
------------------------------------------------------------------------------------------------------
      Long-term debt                                       0           225            120         507
------------------------------------------------------------------------------------------------------

         Total interest expense                       18,145        19,604         36,488      38,839
------------------------------------------------------------------------------------------------------


         Net interest income                          28,739        26,846         56,637      53,171
------------------------------------------------------------------------------------------------------


Provision for loan losses                              2,009         1,674          3,554       3,348
------------------------------------------------------------------------------------------------------


         Net interest income after provision
            for loan losses                           26,730        25,172         53,083      49,823
------------------------------------------------------------------------------------------------------


Other income                                           6,573         5,848         12,952      11,829
------------------------------------------------------------------------------------------------------

Gain on sale of securities                              (255)            0           (255)         97
------------------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                          Three Months Ended          Six Months Ended
                                                               June 30,                   June 30,
                                                     -----------------------------------------------------
                                                          1999          1998           1999        1998
----------------------------------------------------------------------------------------------------------
Other expense:

   Salaries and employee benefits                      $ 8,251       $ 7,726         $16,835      $15,620
----------------------------------------------------------------------------------------------------------
   Occupancy expense                                       890           875           1,831        1,713
----------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                         988           968           1,974        1,934
----------------------------------------------------------------------------------------------------------
   Other expense                                         6,047         5,636          11,744       11,362
----------------------------------------------------------------------------------------------------------
      Total other expense                               16,176        15,205          32,384       30,629
----------------------------------------------------------------------------------------------------------

                Income before federal income taxes      16,872        15,815          33,396       31,120
----------------------------------------------------------------------------------------------------------

Federal income taxes                                     4,869         4,866           9,795        9,588
----------------------------------------------------------------------------------------------------------

                Net income                             $12,003       $10,949         $23,601      $21,532
==========================================================================================================



PER SHARE:

   Net income:
      Basic                                              $1.29         $1.17           $2.54        $2.30
==========================================================================================================
      Diluted                                            $1.29         $1.17           $2.53        $2.29
==========================================================================================================

   Weighted average
      Basic                                          9,298,055     9,352,684       9,302,325    9,369,799
==========================================================================================================
      Diluted                                        9,329,619     9,397,929       9,336,524    9,414,913
==========================================================================================================

   Cash dividends declared                               $0.60         $0.48           $1.20        $0.96
==========================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PARK NATIONAL CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                     Accumulated
 SIX MONTHS ENDED JUNE 30, 1999 AND 1998                                                Treasury           Other
                                                                  Common     Retained      Stock   Comprehensive    Comprehensive
                                                                   Stock     Earnings    at Cost          Income           Income
------------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1997                                     $68,275    $154,535    $(7,712)      $  7,019
--------------------------------------------------------------------------------------------------------------------
    Net Income                                                                 21,532                                    $ 21,532
------------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($355)                                                                    (660)             (660)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                        $ 20,872
====================================================================================================================================
    Cash dividends on common stock:
       Park at $.96 per share                                                  (9,000)
--------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 1,613 shares                     89
--------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 86,158 shares                                              (8,007)
--------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 19,492 shares                              1,060
--------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1998                                          $68,364   $167,067   $(14,659)      $  6,359
====================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                      $68,398   $177,050   $(17,294)      $  7,536
--------------------------------------------------------------------------------------------------------------------
    Net Income                                                               $ 23,601                                    $ 23,601
------------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($6,254)                                                               (11,614)          (11,614)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                        $ 11,987
====================================================================================================================
    Cash dividends on common stock:
       Park at $1.20 per share                                                (11,164)
--------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 621 shares                       35
--------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 26,475 shares                                              (2,524)
--------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 9,797 shares                                 545
--------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999                                          $68,433    $189,487  $(19,273)      $ (4,078)
====================================================================================================================

                                THREE MONTHS ENDED JUNE 30,               1999           1998
---------------------------------------------------------------------------------------------------
      Net Income                                                         $12,003       $10,949
---------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of income
          taxes of ($5,184) in 1999 and ($2) in 1998                      (9,627)           (3)
---------------------------------------------------------------------------------------------------
              Total comprehensive income                                 $ 2,376       $10,946
===================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                     1999         1998
---------------------------------------------------------------------------------------------------------

                      Operating activities:

Net income                                                                        $  23,601    $  21,532
---------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                                             782          622
---------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                          3,554        3,348
---------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                   1,150        1,393
---------------------------------------------------------------------------------------------------------
   Realized investment security loss (gain)                                             255          (97)
---------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Increase in other assets                                                       (2,879)     (13,150)
---------------------------------------------------------------------------------------------------------
      Decrease in other liabilities                                                  (5,648)      (4,213)
---------------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                           20,815        9,435
               ------------------------------------------------------------------------------------------



                      Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                     23,245       51,839
---------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                     90,704       58,015
---------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                          563          989
---------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                   (140,126)    (180,405)
---------------------------------------------------------------------------------------------------------
Net increase in loans                                                               (62,572)     (16,717)
---------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                             (1,389)      (1,391)
---------------------------------------------------------------------------------------------------------


               Net cash used by investing activities                                (89,575)     (87,670)
               ------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                     1999         1998
---------------------------------------------------------------------------------------------------------

                      Financing activities:

Net increase in deposits                                                          $   6,427     $  22,627
----------------------------------------------------------------------------------------------------------
Net increase in short-term borrowings                                                92,548        90,727
----------------------------------------------------------------------------------------------------------
Exercise of stock options                                                                35            89
----------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                      (1,979)       (6,947)
----------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                          (8,353)      (16,307)
----------------------------------------------------------------------------------------------------------
Cash dividends paid                                                                 (16,744)      (13,513)
----------------------------------------------------------------------------------------------------------



               Net cash provided from financing activities                           71,934        76,676
               -------------------------------------------------------------------------------------------



               Increase/(decrease) in cash and cash equivalents                       3,174        (1,559)
               -------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                      100,291        93,585
----------------------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period                         $ 103,465     $  92,026
               ===========================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                              $  36,657     $  38,606
                            ------------------------------------------------------------------------------

                            Income taxes                                          $  10,850     $  11,550
                            ------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Six Month Periods Ended June 30, 1999 and 1998.


Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1999.

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


Note 2 - Allowance for Possible Loan Losses

The allowance for possible loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

------------------------------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)

------------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,                 Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                  1999                   1998                  1999                1998
------------------------------------------------------------------------------------------------------------------------------
Beginning of Period                             $39,457                 $37,251               $37,989            $35,595
------------------------------------------------------------------------------------------------------------------------------
  Provision for loan losses                       2,009                   1,674                 3,554              3,348
------------------------------------------------------------------------------------------------------------------------------
  Losses charged to the reserve                  (1,396)                 (1,449)               (2,932)            (2,661)
------------------------------------------------------------------------------------------------------------------------------
  Recoveries                                        693                     803                 2,152              1,997
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
  End of Period                                 $40,763                 $38,279               $40,763            $38,279
==============================================================================================================================

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 1998.


----------------------------------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)

----------------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,            Six Months Ended June 30,
----------------------------------------------------------------------------------------------------------------------------
                                                         1999               1998               1999              1998
----------------------------------------------------------------------------------------------------------------------------
Numerator:
----------------------------------------------------------------------------------------------------------------------------
Net Income                                              $12,003            $10,949            $23,601           $21,532
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Denominator:
----------------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share              9,298,055          9,352,684          9,302,325         9,369,799
weighted-average shares
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities                            31,564             45,245             34,199            45,114
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per
share-adjusted weighted-average shares &
assumed conversions                                   9,329,619          9,397,929          9,336,524         9,414,913
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Earnings per share:
----------------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                  $1.29              $1.17              $2.54             $2.30
----------------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                $1.29              $1.17              $2.53             $2.29
----------------------------------------------------------------------------------------------------------------------------


Note 4 - Segment Information

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its banking subsidiaries and their respective divisions. The Corporation's banking subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), and The First-Knox National Bank of Mount Vernon (FKNB). PNB operates through two banking divisions with the Park National Division (PND) headquartered in Newark, Ohio and the Fairfield National Division (FND) headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division (FKND) headquartered in Mount Vernon, Ohio and the Farmers and Savings Division (FSD) headquartered in Loudonville, Ohio. Information about reportable segments follows:

-----------------------------------------------------------------------------------------------------------------------------------
                              OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                         PND           FND           RTC           CNB           FKND         FSD        All Other      Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income    $10,204        $3,192        $4,427        $4,107        $5,760        $789          $260       $28,739
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses                735           150           124           220           529         211            40         2,009
-----------------------------------------------------------------------------------------------------------------------------------
Other Income             3,281           439           545           740         1,140         115            58         6,318
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense            5,655         1,875         2,587         2,199         2,939         401           520        16,176
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $ 4,923        $1,090        $1,497        $1,672        $2,427        $216          $178       $12,003
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                              OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                         PND           FND           RTC           CNB           FKND         FSD        All Other      Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income    $9,948        $2,933        $3,986        $3,839        $5,186        $723          $231        $26,846
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses               720           150           375           120           279          30            --          1,674
-----------------------------------------------------------------------------------------------------------------------------------
Other Income            2,833           596           658           779           904          78            --          5,848
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense           5,264         1,714         2,430         2,066         2,998         402           331         15,205
-----------------------------------------------------------------------------------------------------------------------------------
Net Income             $4,657        $1,132        $1,222        $1,645        $2,018        $264          $ 11        $10,949
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                         PND           FND           RTC           CNB           FKND         FSD       All Other       Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income   $ 20,253      $  6,197      $  8,721      $  8,097      $ 11,334      $ 1,546     $    489      $   56,637
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses              1,470           300           349           340           808          247           40           3,554
-----------------------------------------------------------------------------------------------------------------------------------
Other Income             6,306         1,083         1,242         1,494         2,263          190          119          12,697
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense           11,489         3,780         5,185         4,401         5,931          830          768          32,384
-----------------------------------------------------------------------------------------------------------------------------------
Net Income            $  9,450      $  2,170      $  2,934      $  3,338      $  4,846      $   481     $    382      $   23,601
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999:
-----------------------------------------------------------------------------------------------------------------------------------
Assets                $900,636      $272,230      $418,928      $391,810      $511,016      $61,900     $(17,474)     $2,539,046
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                               OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
                         PND           FND           RTC           CNB           FKND         FSD        All Other      Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income   $ 19,634      $  5,683      $  8,029      $  7,619      $ 10,341      $ 1,405      $    460     $   53,171
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses              1,440           300           750           240           558           60            --          3,348
-----------------------------------------------------------------------------------------------------------------------------------
Other Income             5,787         1,147         1,421         1,575         1,862          134            --         11,926
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense           10,428         3,451         4,923         4,253         6,178          772           624         30,629
-----------------------------------------------------------------------------------------------------------------------------------
Net Income            $  9,281      $  2,082      $  2,500      $  3,180      $  3,938      $   506      $     45     $   21,532
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998:
-----------------------------------------------------------------------------------------------------------------------------------
Assets                $847,393      $261,252      $406,497      $362,564      $480,137      $60,017      $(36,142)    $2,381,718
-----------------------------------------------------------------------------------------------------------------------------------


The operating results for the Parent Company and Guardian Finance Company, which began operating in May, 1999, are included in the category "all other" to reconcile the segment totals to the consolidated income statements for all periods. The reconciling amounts for consolidated total assets as of June 30, 1999 and 1998 consist of the elimination of intersegment borrowings and the Parent Company and Guardian Finance Company assets which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Comparison of Results of Operations for the Three and Six Month Periods Ended
                            June 30, 1999 and 1998.


Net Interest Income

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.9 million or 7.0% to $28.74 million for the three months ended June 30, 1999 compared to $26.85 million for the second quarter of 1998. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 1999 with the same quarter in 1998.

-------------------------------------------------------------------------------------------------

                                                        THREE MONTHS ENDED JUNE 30,
                                                              (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                                                    1999                         1998
-------------------------------------------------------------------------------------------------
                                            Average      Tax              Average       Tax
                                            Balance   Equivalent          Balance    Equivalent
                                                          %                              %
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
LOANS                                     $1,668,814     8.83%          $1,586,058     9.35%
-------------------------------------------------------------------------------------------------
TAXABLE INVESTMENTS                       $  544,606     6.61%          $  481,899     6.96%
-------------------------------------------------------------------------------------------------
TAX EXEMPT INVESTMENTS                    $  103,366     7.34%          $   87,921     7.35%
-------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                               -0-      -0-           $    5,414     5.36%
-------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS                   $2,316,786     8.24%          $2,161,292     8.73%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS                 $1,667,465     3.65%          $1,620,669     4.28%
-------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                     $  272,453     4.38%          $  174,250     4.83%
-------------------------------------------------------------------------------------------------
LONG-TERM DEBT                            $       77     2.00%          $   15,722     5.75%
-------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES              $1,939,995     3.75%          $1,810,641     4.35%
-------------------------------------------------------------------------------------------------
EXCESS INTEREST EARNING ASSETS            $  376,791     4.49%          $  350,651     4.38%
-------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                      5.10%                         5.09%
-------------------------------------------------------------------------------------------------

Average interest earning assets increased by $156 million or 7.2% to $2,317 million for the quarter ended June 30, 1999 compared to the same quarter in 1998. Average loan totals increased by $83 million or 5.2% to $1,669 million for the second quarter of 1999 compared to the second quarter in 1998. The demand for fixed rate residential real estate loans has been quite strong during the past year due to relatively low longer term interest rates. A large percentage of the fixed rate loan originations are refinances of existing mortgages, some of which are adjustable rate mortgage loans. Park sells in the secondary market all fixed rate mortgage loans that are originated and as a result has experienced a decrease of $26 million in residential real estate loans during the past year. The demand for commercial, commercial real estate, and consumer loans secured by automobiles has continued to be relatively strong and accounts for the growth in average loan balances for the second quarter of 1999 compared to the same period in 1998.

The average yield on the loan portfolio was 8.83% for the second quarter of 1999 compared to 9.35% for the same period in 1998. The average prime lending rate for Park's affiliate banks was 7.75% for the second quarter of 1999 compared to 8.50% for the same period in 1998. The Federal Reserve lowered the federal funds rate by .75% during the second half of 1998 and Park's prime lending rate was lowered by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate which primarily accounts for the .52% decrease in the average yield on the loan portfolio during the past year. The Federal Reserve increased the federal funds rate by .25% at June 30, 1999 to 5.00% and Park increased its prime lending rate by .25% to 8.00%. This recent increase in interest rates will improve the yield on the loan portfolio for the third quarter of 1999.

Average investment securities including federal funds sold increased by $73 million or 12.6% to $648 million for the second quarter of 1999 compared to the same quarter in 1998. The increase in average investment securities resulted primarily from the purchase of mortgage-backed securities and premium callable agency securities with an average life of approximately four years. This increase in investment securities was needed to maintain about the same leverage in the balance sheet. Average equity to average assets was 9.56% for the second quarter of 1999 compared to 9.62% for the same quarter in 1998. The yield on taxable investment securities decreased to 6.61% in 1999 compared to 6.96% in 1998. Long-term interest rates decreased over the last six months of 1998 and as a result, purchases of investment securities generally yield less than the average yield of the portfolio. The remaining average life of the investment portfolio was approximately 4.5 years at June 30, 1999 and 3.4 years at June 30, 1998.

Average interest bearing liabilities increased by $129 million or 7.1% to $1,940 million for the quarter ended June 30, 1999 compared to the same quarter in 1998. Average interest bearing deposits increased by $47 million or 2.9% to $1,667 million for the second quarter of 1999 compared to the same period in 1998. Average short-term borrowings increased by $98 million or 56.4% to $272 million and average long-term debt decreased by $16 million to $77,000 for the second quarter of 1999 compared to the same period in 1998. The increase in short-term borrowings was used to fund the increase in the investment portfolio and for the repayment of long-term debt. Higher rate long-term debt was repaid from lower rate short-term borrowings.

The average cost of interest bearing liabilities decreased by .60% to 3.75% in 1999 compared to 4.35% in 1998. The average cost of interest bearing deposits decreased by .63% to 3.65% in 1999 compared to 4.28% in 1998 and the average cost of short-term borrowings decreased by .45% to 4.38% in 1999 compared to 4.83% in 1998. The decrease in the cost of interest bearing liabilities in 1999 compared to 1998 is due to the decrease in short-term market interest rates during the second half of 1998. The recent increase in short-term market interest rates will stabilize Park's cost of funds.

The increase in net interest income of $1.9 million or 7.0% to $28.74 million for the quarter ended June 30, 1999 was due to both increases in the net interest spread and interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) improved by .11% to 4.49% in 1999 compared to 4.38% in 1998. Average interest earning assets increased by $156 million or 7.2% in 1999 compared to 1998 and excess interest earning assets increased by $26 million or 7.5% to $377 million in 1999 compared to 1998. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .01% to 5.10% for the second quarter of 1999 compared to 5.09% for the same period in 1998.

Net interest income increased by $3.5 million or 6.5% to $56.64 million for the six months ended June 30, 1999 compared to $53.17 million for the same period in 1998. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 1999 with the same period in 1998.

----------------------------------------------------------------------------------------------------------------------
                                                                   SIX MONTHS ENDED JUNE 30,
----------------------------------------------------------------------------------------------------------------------
                                                                         (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
                                                        1999                                        1998
----------------------------------------------------------------------------------------------------------------------
                                              AVERAGE    TAX EQUIVALENT                    AVERAGE   TAX EQUIVALENT
                                              BALANCE          %                           BALANCE         %
----------------------------------------------------------------------------------------------------------------------
LOANS                                       $1,654,970        8.89%                      $1,584,759       9.35%
----------------------------------------------------------------------------------------------------------------------
TAXABLE INVESTMENTS                         $  537,803        6.66%                      $  467,116       7.05%
----------------------------------------------------------------------------------------------------------------------
TAX EXEMPT INVESTMENTS                      $  104,319        7.31%                      $   84,933       7.47%
----------------------------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                          $      456        5.65%                      $    4,575       5.57%
----------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS                     $2,297,548        8.30%                      $2,141,383       8.77%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS                   $1,656,010        3.73%                      $1,609,730       4.29%
----------------------------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                       $  267,301        4.34%                      $  168,506       4.86%
----------------------------------------------------------------------------------------------------------------------
LONG-TERM BORROWINGS                        $    2,452        6.34%                      $   17,551       5.83%
----------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES                $1,925,763        3.82%                      $1,795,787       4.36%
----------------------------------------------------------------------------------------------------------------------
EXCESS INTEREST-EARNING ASSETS              $  371,785        4.48%                      $  345,596       4.41%
----------------------------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                           5.10%                                       5.11%
----------------------------------------------------------------------------------------------------------------------


Average interest earning assets increased by $156 million or 7.3% to $2,298 million for the six months ended June 30, 1999 compared to the same period in 1998. Average loans increased by $70 million or 4.4% to $1,655 million for the first half of 1999 compared to the same period in 1998. Loan demand continues to be relatively strong for commercial, commercial real estate, and consumer loans secured by automobiles. The yield on loans was 8.89% for the first half of 1999 compared to 9.35% for the first half of 1998.

Average investment securities including federal funds sold increased by $86 million or 15.4% to $643 million for the first half of 1999 compared to the same period in 1998. The yield on taxable investment securities decreased to 6.66% for the first half of 1999 compared to 7.05% for the same period in 1998.

Average interest-bearing liabilities increased by $130 million or 7.2% to $1,926 million for the first six months of 1999 compared to the same period in 1998. Average interest bearing deposits increased by $46 million or 2.9% to $1,656 million for the first half of 1999 compared to the same period in 1998. Average short-term borrowings increased by $99 million or 58.6% to $267 million and average long-term debt decreased by $15 million to $2.5 million for the first six months of 1999 compared to the same period in 1998. The increase in short-term borrowings was used to fund the increase in the investment portfolio and for the repayment of long-term debt.

Short-term market interest rates decreased by .75% during the second half of 1998 and Park was able to decrease the average cost of interest bearing liabilities by .54% to 3.82% for the first half of 1999 compared to 4.36% for the same period in 1998. The average cost of interest bearing deposits decreased by .56% to 3.73% and the average cost of short-term borrowings decreased by .52% to 4.34% for the first half of 1999 compared to the same period in 1998.

The increase in net interest income of $3.5 million or 6.5% to $56.64 million for the first six months of 1999 was due to both increases in the net interest spread and interest earning assets.

The net interest spread improved by .07% to 4.48% in 1999 compared to 4.41% in 1998. Average interest earning assets increased by $156 million or 7.3% in 1999 compared to 1998 and excess interest earning assets increased by $26 million or 7.6% to $372 million in 1999 compared to 1998. The tax equivalent net interest margin was 5.10% for the first half of 1999 compared to 5.11% for the same period in 1998.

Provision for Loan Losses

The provision for loan losses increased by $335,000 to $2.0 million for the three months ended June 30, 1999 and increased by $206,000 to $3.6 million for the six months ended June 30, 1999 compared to the same periods in 1998. Net charge-offs were $703,000 and $780,000, respectively, for the three and six month periods ended June 30, 1999 compared to $646,000 and $664,000 for the same periods in 1998. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $5.1 million or .30% of loans at June 30, 1999 compared to $5.0 million or .30% of loans at December 31, 1998 and $5.4 million or .33% of loans at June 30, 1998. The reserve for loan losses as a percentage of outstanding loans was 2.39% at June 30, 1999 compared to 2.31% at December 31, 1998 and 2.38% at June 30, 1998. See Note 2 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income

Noninterest income increased by $725,000 or 12.4% to $6.57 million for the three months ended June 30, 1999 and increased by $1.1 million or 9.5% to $12.95 million for the six months ended June 30, 1999 compared to the same periods in 1998. The following is a summary of the change in noninterest income.


-------------------------------------------------------------------------------------------------------------------------
                                                                                June 30,
-------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                    Six Months Ended

-------------------------------------------------------------------------------------------------------------------------
                                                    1999       1998       Change       1999         1998         Change
-------------------------------------------------------------------------------------------------------------------------
Fees from fiduciary activities                     $1,307     $1,185      $ 122       $ 2,634      $ 2,470       $  164
-------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                 1,858      1,683        175         3,550        3,277          273
-------------------------------------------------------------------------------------------------------------------------
Other service income                                1,190      1,304       (114)        2,484        2,662         (178)
-------------------------------------------------------------------------------------------------------------------------
Other income                                        2,218      1,676        542         4,284        3,420          864
-------------------------------------------------------------------------------------------------------------------------
Total                                              $6,573     $5,848      $ 725       $12,952      $11,829       $1,123
-------------------------------------------------------------------------------------------------------------------------

The increase in other income for both periods was primarily due to increases in fee income from automatic teller machines and debit cards and from an increase in rental fees from operating leases. The decrease in other service income for both periods was primarily due to a reduction in fee income earned from the origination and sale in the secondary market of fixed-rate residential mortgage loans. With the recent increase in market interest rates, this trend is expected to continue for the second half of 1999.

Gain (loss) on Sale of Securities

Losses from the sale of securities were $255,000 for both the three and six month periods ended June 30, 1999 compared to a gain of $97,000 for the first six months of 1998. Longer term interest rates increased during the second quarter of 1999 and as a result the market value of the investment portfolio decreased. The net unrealized holding loss on available-for-sale securities (accumulated other comprehensive income) was $4.1 million at June 30, 1999 compared to a net unrealized gain of $5.5 million at March 31, 1999 and a net unrealized gain of $7.5 million at December 31, 1998.

Mortgage-backed securities with an average book yield of 6.00% and an average life of about 4 years were sold at losses, and the proceeds were reinvested in callable U.S. Agency securities with a yield of 7.00% and an average life of about 4 years. Management expects that increased losses will be realized from the sale of investment securities during the second half of 1999 and the proceeds from the sales will be reinvested at higher book yields with a similar average life.

Other Expense

Total other expense increased by $1.0 million or 6.4% to $16.2 million for the quarter ended June 30, 1999 and increased by $1.8 million or 5.7% to $32.4 million for the six months ended June 30, 1999 compared to the same periods in 1998.

Salaries and employee benefits expense increased by $525,000 or 6.8% to $8.3 million for the quarter ended June 30, 1999 and increased by $1.2 million or 7.8% to $16.8 million for the first six months of 1999 compared to the same periods in 1998. Salaries increased by $382,000 or 5.9% for the quarter ended June 30, 1999 and increased by $839,000 or 6.5% for the six months ended June 30, 1999 compared to the same periods in 1998. Full time equivalent employees were 1,025 at June 30, 1999 compared to 1,020 at June 30, 1998. Benefits expense increased by $143,000 or 11.8% for the three months ended June 30, 1999 and increased by $379,000 or 13.8% for the six months ended June 30, 1999 compared to the same periods in 1998. The increase in benefits expense was primarily due to a 20% increase in medical insurance for employees.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, state franchise taxes, and amortization of intangibles increased by $411,000 or 7.3% to $6.0 million for the quarter ended June 30, 1999 and increased by $382,000 or 3.4% to $11.7 million for the first six months of 1999 compared to the same periods in 1998. The increase for both periods was due to increases in data processing expense, supplies expense and state franchise taxes.

Federal Income Taxes

Federal income tax expense was $4.9 million and $9.8 million respectively, for the three and six month periods ended June 30, 1999 compared to $4.9 million and $9.6 million for the same periods in 1998. The ratio of federal income tax expense to income before taxes was approximately 29% for both the three and six month periods ended June 30, 1999 compared to approximately 31% for the same periods in 1998. The statutory rate was 35% for both 1999 and 1998. The primary difference between the effective federal income tax rate and the statutory rate is due to tax-exempt interest income and low income housing tax credits, which have both increased in 1999.

Net Income

Net income increased by $1.1 million or 9.6% to $12.0 million for the three months ended June 30, 1999 compared to $10.9 million for the same period in 1998. For the six months ended June 30, 1999, net income increased by $2.1 million or 9.6% to $23.6 million compared to $21.5 million for the same period in 1998. The annualized, net income to average assets ratio (ROA) was 1.94% for both the three and six month periods ended June 30, 1999 compared to 1.90% for the second quarter of 1998 and 1.89% for the first six months of 1998. The annualized, net income to average equity ratios (ROE) was 20.33% and 20.18%, respectively, for the three and six month periods ended June 30, 1999 compared to 19.72% and 19.54% for the same periods in 1998.

Diluted earnings per share increased by 10.3% to $1.29 for the second quarter of 1999 compared to $1.17 for the same quarter in 1998 and increased by 10.5% to $2.53 for the first half of 1999 compared to $2.29 for the same period in 1998.

                        COMPARISON OF FINANCIAL CONDITION
                     FOR JUNE 30, 1999 AND DECEMBER 31, 1998



Changes in Financial Condition and Liquidity

Total assets increased by $78 million or 3.2% to $2,539 million at June 30, 1999 compared to $2,461 million at December 31, 1998. Loans increased by $62 million or 3.8% to $1,704 million and investment securities increased by $8 million or 1.2% to $660 million. The demand for commercial, commercial real estate, and consumer loans secured by automobiles continues to be relatively strong.

Total liabilities increased by $79 million or 3.6% to $2,304 million at June 30, 1999 compared to $2,225 million at December 31, 1998. Short-term borrowings increased by $93 million or 37.5% to $339 million and total deposits increased by $6 million or .3% to $1,946 million. The increase in short-term borrowings was needed to fund the increase in assets and to repay $8 million of higher rate long-term debt.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 67.1% at June 30, 1999 compared to 66.7% at December 31, 1998 and 67.5% at June 30, 1998. Cash and cash equivalents totaled $103 million at June 30, 1999 compared to $100 million at December 31, 1998 and $92 million at June 30, 1998. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at June 30, 1999 was $235 million or 9.24% of total assets compared to $236 million or 9.58% of total assets at December 31, 1998 and $227 million or 9.54% of total assets at June 30, 1998.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.24% at June 30, 1999 and 9.06% at December 31, 1998. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.67% at June 30, 1999 and 13.64% at December 31, 1998. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.94% at June 30, 1999 and 14.92% at December 31, 1998.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 1999. The following table indicates the capital ratios for each subsidiary and Park at June 30, 1999:


                                                               TIER I          TOTAL
                                             LEVERAGE       RISK-BASED      RISK-BASED

------------------------------------------------------------------------------------------
Park National Bank                             6.99%           9.50%          11.97%
------------------------------------------------------------------------------------------
Richland Trust Company                         7.52%          14.06%          15.32%
------------------------------------------------------------------------------------------
Century National Bank                          6.69%          11.39%          12.65%
------------------------------------------------------------------------------------------
First-Knox National Bank                       6.92%           9.94%          11.71%
------------------------------------------------------------------------------------------
Park National Corporation                      9.24%          13.67%          14.94%
------------------------------------------------------------------------------------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
------------------------------------------------------------------------------------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
------------------------------------------------------------------------------------------

At the July 19, 1999 Park National Corporation Board of Director's Meeting, a cash dividend of $.60 per share was declared payable on September 10, 1999 to stockholders of record on August 27, 1999.

Year 2000 Compliance Issues

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

Park's State of Readiness

With regard to information technology ("IT") systems, Park uses standard hardware and off-the-shelf, widely-used banking software packages to satisfy most internal and customer needs. The software is purchased without source programming code. As a result, Park runs the software "as is" without program modifications, thereby eliminating the need for a line by line review of custom programming.

Testing is required for all mission critical software - identified as 79 software packages by the Year 2000 project team - to confirm their state of readiness. All software and hardware vendors have been surveyed and have indicated their products' Y2K readiness status. Most vendors have indicated their software or hardware is Y2K compliant. In a few cases, vendors have indicated their hardware or software is not Y2K compliant and a software upgrade or replacement has been purchased, installed and tested for Y2K compliance.

Testing of all internally used software packages has been completed. Installation of replacement software is complete except for the replacement of a loan documentation software package to be installed in September, 1999.

Mission critical outsourced software -- identified as 10 software packages by the Year 2000 project team - is used to assist Park in serving customers. Park's outsourced systems are offered by service providers that are national in scope. Testing of all outsourced software packages is complete.

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

Costs to Address Park's Year 2000 Issues

Due to the importance of IT systems to Park's business, management has not deferred critical systems enhancements to become Y2K ready. Park does not expect its redeployments to have a material impact on the Corporation's financial condition or results of operations.

The Corporation has incurred expenses throughout 1998 and the first half of 1999 related to its Y2K project and will continue to incur expenses through 1999. Depreciation expenses related to Y2K will continue thru 2001. These expenses are not expected to materially impact operating results in any one quarter or year, with a significant portion of these expenses represented by existing staff that have been assigned to this project. Estimates are that incremental expenses for 1998 and 1999 will be $1,000,000 and for redeployed staff $2,000,000. From January 1, 1998 through June 30, 1999, incremental expenses are approximately $322,000 and redeployment expenses are approximately $1,500,000.

Risks of the Corporation's Year 2000 Issues

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

Park's Contingency Plans

As the testing and remediation work is completed for each of the mission critical software packages, a contingency plan is written in case of an unforeseen Y2K failure. Park has prepared a comprehensive Y2K contingency plan which includes detailed operating plans for year-end 1999 and early year 2000. Board of Director approval and testing of the plan will be complete by September 30, 1999.

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

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5.   Other Information

          As discussed in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders, any qualified shareholder of the Company who intends to submit a proposal to the Company at the 2000 Annual Meeting of Shareholders (the "2000 Annual Meeting") must submit such proposal to the Company not later than November 11, 1999 to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 2000 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to January 25, 2000 or the Company's management proxies for the 2000 annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             See Exhibit 27, Financial Data Schedule on Page 25

          b. Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PARK NATIONAL CORPORATION






DATE:   August 10, 1999                    BY:    /s/ C. Daniel DeLawder
       ----------------                           ----------------------

                                           C. Daniel DeLawder
                                           President and Chief Executive Officer




DATE:   August 10, 1999                    BY:   /s/ John W. Kozak
       ----------------                          -----------------------

                                           John W. Kozak
                                           Chief Financial Officer