Form 10-Q
period 1999-09-30
PARK NATIONAL CORP /OH/
filed 1999-11-09
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 1-13006
                       -------

                           Park National Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                     31-1179518
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                 50 North Third Street, Newark, Ohio       43055
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 349-8451
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
               -------------------------------------------------
                        (Former name, former address and
               former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---     ---

9,270,434 common shares, no par value per share, outstanding at October 31, 1999.

                                  Page 1 of 25
                            Exhibit Index at Page 23

                            PARK NATIONAL CORPORATION

                                                  CONTENTS
                                                  --------
                                                                                                    Page
                                                                                                    ----
PART I.   FINANCIAL INFORMATION                                                                      3-11

Item 1.  Financial Statements                                                                        3-11

                 Consolidated Balance Sheets as of September 30, 1999 and
                 December 31, 1998 (unaudited)                                                          3

                 Consolidated Condensed Statements of Income for the
                 Three Months and Nine Months ended September 30, 1999 and 1998 (unaudited)           4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Nine Months ended September  30, 1999 and 1998 (unaudited)              6

                 Consolidated Statements of Cash Flows for the Nine Months ended
                 September 30, 1999 and 1998 (unaudited)                                              7,8

                 Notes to Consolidated Financial Statements                                          9-12

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                              13-22

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                     22


PART II.  OTHER INFORMATION                                                                            23

     Item 1.  Legal Proceedings                                                                        23

     Item 2.  Changes in Securities and Use of Proceeds                                                23

     Item 3.  Defaults Upon Senior Securities                                                          23

     Item 4.  Submission of Matters to a Vote of Security Holders                                      23

     Item 5.  Other Information                                                                        23

     Item 6.  Exhibits and Reports on Form 8-K                                                         23


SIGNATURES                                                                                             24

EXHIBIT 27                                                                                             25

PARK NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                          September 30,  December 31,
                                                              1999          1998
                                                          -------------  ------------
Assets:
   Cash and due from banks                                 $   93,127    $  100,291
   Securities available-for-sale, at fair value
      (amortized cost of $641,178 and $634,809
      at September 30, 1999 and December 31, 1998)            634,857       646,403
   Securities held-to-maturity, at amortized cost
      (fair value approximates $5,605 and $6,347
      at September 30, 1999 and December 31, 1998)              5,441         6,064

   Loans (net of unearned interest)                         1,790,472     1,641,512
   Allowance for possible loan losses                          40,697        37,989
              Net loans                                     1,749,775     1,603,523

   Bank premises and equipment, net                            26,593        26,755
   Other assets                                                88,806        77,743

                           Total assets                    $2,598,599    $2,460,779

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                  $  269,260    $  285,574
      Interest bearing                                      1,709,196     1,654,204
              Total deposits                                1,978,456     1,939,778

   Short-term borrowings                                      358,385       246,659
   Long-term debt                                                  76         8,430
   Other liabilities                                           22,937        30,222
              Total liabilities                             2,359,854     2,225,089

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  9,554,028 shares issued in 1999
            and 9,553,407 issued in 1998)                      68,433        68,398
      Retained earnings                                       195,721       177,050
      Treasury stock (282,294 shares in 1999
            and 245,491 shares in 1998)                       (21,300)      (17,294)
      Accumulated other comprehensive income,
            net of taxes                                       (4,109)        7,536
         Total stockholders' equity                           238,745       235,690

                           Total liabilities and
                              stockholders' equity         $2,598,599    $2,460,779

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                             -----------------------------------------
                                              1999       1998       1999        1998
                                             -------    -------   --------    --------
Interest income:

   Interest and fees on loans                $38,025    $37,155   $110,709    $110,464

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities     8,984      8,517     26,746      24,849
      Obligations of states
         and political subdivisions            1,316      1,252      3,982       3,492

   Other interest income                           4         15         17         144
         Total interest income                48,329     46,939    141,454     138,949


Interest expense:

   Interest on deposits:
      Demand and savings deposits              3,190      4,030      9,654      12,234
      Time deposits                           12,274     13,264     36,465      39,332

   Interest on borrowings:
      Short-term borrowings                    3,762      2,588      9,475       6,648
      Long-term debt                               0        207        120         714

         Total interest expense               19,226     20,089     55,714      58,928


         Net interest income                  29,103     26,850     85,740      80,021


Provision for loan losses                      1,555      1,674      5,109       5,022


         Net interest income after
         provision for loan losses            27,548     25,176     80,631      74,999


Other income                                   6,491      5,797     19,443      17,626

Gain/(loss) on sale of securities               (707)         0       (962)         97

                                   Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                            -------------------------------------------------
                                               1999         1998         1999         1998
                                            ----------   ----------   ----------   ----------
Other expense:

   Salaries and employee benefits           $    8,563   $    7,948   $   25,398   $   23,568
   Occupancy expense                               902          827        2,733        2,540
   Furniture and equipment expense                 952          984        2,926        2,918
   Other expense                                 6,228        5,653       17,972       17,015
      Total other expense                       16,645       15,412       49,029       46,041

       Income before federal income taxes       16,687       15,561       50,083       46,681

Federal income taxes                             4,887        4,795       14,682       14,383

       Net income                           $   11,800   $   10,766   $   35,401   $   32,298



PER SHARE:

   Net income:
      Basic                                 $     1.27   $     1.15   $     3.81   $     3.45
      Diluted                               $     1.27   $     1.15   $     3.80   $     3.44

   Weighted average
      Basic                                  9,279,290    9,316,955    9,294,647    9,352,184
      Diluted                                9,314,296    9,366,363    9,329,115    9,398,729

   Cash dividends declared                  $     0.60   $     0.48   $     1.80   $     1.44


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                                       Accumulated
 NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                                               Treasury     Other
                                                                       Common    Retained      Stock   Comprehensive  Comprehensive
                                                                        Stock    Earnings     at Cost      Income        Income
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                           $68,275   $154,535   $ (7,712)   $  7,019
   Net Income                                                                      32,298                              $ 32,298
   Net unrealized losses on securities available-for-sale
         net of income taxes of ($1,739)                                                                   3,229          3,229
      Total comprehensive income                                                                                       $ 35,527
                                                                                                                       ========
   Cash dividends on common stock:
      Park at $1.44 per share                                                     (13,472)
   Shares issued for stock options - 1,613 shares                          121
   Treasury stock purchased - 115,583 shares                                                 (10,969)
   Treasury stock reissued for stock options - 27,669 shares                                   1,538
BALANCE AT SEPTEMBER 30, 1998                                          $68,396   $173,361   $(17,143)   $ 10,248
================================================================================================================


BALANCE AT DECEMBER 31, 1998                                           $68,398   $177,050   $(17,294)   $  7,536
   Net Income                                                                    $ 35,401                              $ 35,401
   Net unrealized losses on securities available-for-sale
         net of income taxes of ($6,270)                                                                 (11,645)       (11,645)
      Total comprehensive income                                                                                       $ 23,756
                                                                                                                       ========
   Cash dividends on common stock:
      Park at $1.80 per share                                                     (16,730)
   Shares issued for stock options - 621 shares                             35
   Treasury stock purchased - 48,221 shares                                                   (4,645)
   Treasury stock reissued for stock options - 11,418 shares                                     639
BALANCE AT SEPTEMBER 30, 1999                                          $68,433   $195,721   $(21,300)   $ (4,109)
================================================================================================================

THREE MONTHS ENDED SEPTEMBER 30,                                         1999      1998
--------------------------------                                       -------   --------
   Net Income                                                          $11,800   $ 10,766
   Accumulated other comprehensive income, net of income
         taxes of ($17) in 1999 and ($2,094) in 1998                       (31)     3,889
      Total comprehensive income                                       $11,769   $ 14,655
                                                                       =======   ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                              ------------------------
                                                                 1999           1998
                                                              ---------      ---------
Operating activities:

Net income                                                    $  35,401      $  32,298

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                       1,617          1,115
   Provision for loan losses                                      5,109          5,022
   Amortization of the excess of cost over
      net assets of banks purchased                               1,726          2,090
   Realized investment security loss (gain)                         962            (97)

   Changes in assets and liabilities:
      Increase in other assets                                   (6,519)       (12,781)
      Decrease in other liabilities                              (1,700)          (875)


              Net cash provided from operating activities        36,596         26,772



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                 56,563         51,839
Proceeds from maturity of:
   Available-for-sale securities                                154,627         94,043
   Held-to-maturity securities                                      622          1,045
Purchases of:
   Available-for-sale securities                               (218,180)      (202,610)
Net increase in loans                                          (150,676)       (36,025)
Purchases of premises and equipment, net                         (2,480)        (2,389)


              Net cash used by investing activities            (159,524)       (94,097)


                                   Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   ----------------------
                                                                      1999         1998
                                                                   ---------     --------
Financing activities:

Net increase in deposits                                           $ 38,678      $ 17,286
Net increase in short-term borrowings                               111,726        89,996
Exercise of stock options                                                35           121
Purchase of treasury stock, net                                      (4,006)       (9,431)
Repayment of long-term debt                                          (8,354)      (16,554)
Cash dividends paid                                                 (22,315)      (17,984)



              Net cash provided from financing activities           115,764        63,434



              Increase/(decrease) in cash and cash equivalents       (7,164)       (3,891)


Cash and cash equivalents at beginning of year                      100,291        93,585


              Cash and cash equivalents at end of period           $ 93,127      $ 89,694



Supplemental disclosures of cash flow information:

              Cash paid for:
                           Interest                                $ 55,975      $ 58,488

                           Income taxes                            $ 13,450      $ 15,350

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Nine Month Periods Ended September 30, 1999 and 1998.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 1999.

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


-------------------------------------------------------------------------------------------
                                                           (In Thousands)
-------------------------------------------------------------------------------------------
                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                              1999         1998          1999        1998
-----------------------------------------    -------      -------      -------      -------
Beginning of Period                          $40,763      $38,279      $37,989      $35,595
   Provision for loan losses                   1,555        1,674        5,109        5,022
   Losses charged to the reserve              (2,095)      (2,284)      (5,027)      (4,945)
       Recoveries                                474          469        2,626        2,466

End of Period                                $40,697      $38,138      $40,697      $38,138
-------------------------------------------------------------------------------------------

Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998.


-----------------------------------------------------------------------------------------------------
                                               (Dollars in thousands, except per share data)
-----------------------------------------------------------------------------------------------------
                                            Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                               1999           1998            1999           1998
                                            -----------     ----------     ----------     ----------
Numerator:
Net Income                                   $   11,800     $   10,766     $   35,401     $   32,298

Denominator:
Denominator for basic earnings per            9,279,290      9,316,955      9,294,647      9,352,184
share-weighted-average shares

Effect of dilutive securities                    35,006         49,408         34,468         46,545

Denominator for diluted earnings per
share-adjusted weighted-average shares &
assumed conversions                           9,314,296      9,366,363      9,329,115      9,398,729

Earnings per share:
Basic earnings per share                     $     1.27     $     1.15     $     3.81     $     3.45
Diluted earnings per share                   $     1.27     $     1.15     $     3.80     $     3.44


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

            OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPT. 30, 1999 (IN THOUSANDS)
                 PND        FND         RTC        CNB       FKND      FSD   All Other    Total
               -------     ------     ------     ------     ------     ----  ---------   -------
Net            $10,371     $3,197     $4,379     $4,220     $5,839     $812     $285     $29,103
Interest
Income
Provision          735        150        225        120        279       36       10       1,555
for Loan
Losses
Other            3,236        274        626        456      1,049       81       62       5,784
Income
Other            5,921      2,064      2,502      2,296      3,098      391      373      16,645
Expense
Net Income     $ 4,857     $  861     $1,508     $1,564     $2,471     $329     $210     $11,800


           OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPT. 30, 1998 (IN THOUSANDS)

                 PND        FND        RTC        CNB       FKND      FSD   All Other    Total
               ------     ------     ------     ------     ------     ----  ---------   -------
Net            $9,926     $2,927     $3,985     $3,880     $5,213     $687     $232     $26,850
Interest
Income
Provision         720        150        375        120        279       30      --        1,674
for Loan
Losses
Other           2,862        579        643        721        926       66      --        5,797
Income
Other           5,308      1,715      2,459      2,147      3,130      394      259      15,412
Expense
Net Income     $4,617     $1,104     $1,196     $1,593     $1,962     $236     $ 58     $10,766

                     OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPT. 30, 1999 (IN THOUSANDS)
                 PND        FND           RTC          CNB         FKND         FSD      All Other        Total
              --------    --------     --------     --------     --------     -------    ---------     ----------
Net           $ 30,624    $  9,394     $ 13,100     $ 12,317     $ 17,173     $ 2,358     $    774     $   85,740
Interest
Income
Provision        2,205         450          574          460        1,087         283           50          5,109
for Loan
Losses
Other            9,542       1,357        1,868        1,950        3,312         271          181         18,481
Income
Other           17,410       5,844        7,687        6,697        9,029       1,221        1,141         49,029
Expense
Net Income    $ 14,307    $  3,031     $  4,442     $  4,902     $  7,317     $   810     $    592     $   35,401

Balances at September 30, 1999:
Assets        $917,735    $281,273     $431,672     $395,317     $532,663     $61,329     $(21,390)    $2,598,599

                             OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPT. 30, 1998 (IN THOUSANDS)

                                      PND         FND         RTC         CNB        FKND        FSD      All Other      Total
                                   --------    --------    --------    --------    --------    -------    ---------    ----------
Net                                $ 29,560    $  8,610    $ 12,014    $ 11,499    $ 15,554    $ 2,092    $    692     $   80,021
Interest
Income
Provision                             2,160         450       1,125         360         837         90        --            5,022
for Loan
Losses
Other                                 8,649       1,726       2,064       2,296       2,788        200        --           17,723
Income
Other                                15,736       5,166       7,382       6,400       9,308      1,166         883         46,041
Expense
Net Income                         $ 13,898    $  3,186    $  3,696    $  4,773    $  5,900    $   742    $    103     $   32,298

Balances at September 30, 1998:
Assets                             $844,907    $265,788    $419,076    $360,785    $485,653    $60,109    $(49,848)    $2,386,470


The operating results for the Parent Company and Guardian Finance Company, which began operating in May, 1999, are included in the category "all other" to reconcile the segment totals to the consolidated income statements for all periods. The reconciling amounts for consolidated total assets as of September 30, 1999 and 1998 consist of the elimination of intersegment borrowings and the Parent Company and Guardian Finance Company assets which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


 Comparison of Results of Operations for the Three and Nine Month Periods Ended
                          September 30, 1999 and 1998

Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $2.3 million or 8.4% to $29.10 million for the three months ended September 30, 1999 compared to $26.85 million for the third quarter of 1998. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 1999 with the same quarter in 1998.

                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                     (IN THOUSANDS)
                                             1999                      1998
                                  -------------------------   ----------------------
                                    Average         Tax       Average        Tax
                                    Balance      Equivalent   Balance     Equivalent
                                                     %                         %
                                  ----------     ----------   ----------  ----------
LOANS                             $1,738,400        8.73%     $1,605,354     9.21%
TAXABLE INVESTMENTS                  549,115        6.50%        494,290     6.85%
TAX EXEMPT INVESTMENTS               102,286        7.22%         97,450     7.15%
FEDERAL FUNDS SOLD                       204        5.27%            848     5.51%
INTEREST EARNING ASSETS           $2,390,005        8.15%     $2,197,942     8.58%

INTEREST BEARING DEPOSITS         $1,692,159        3.63%     $1,619,529     4.24%
SHORT-TERM BORROWINGS                319,236        4.68%        209,399     4.90%
LONG-TERM DEBT                            76        1.98%         14,410     5.70%
INTEREST BEARING LIABILITIES      $2,011,471        3.79%     $1,843,338     4.32%
EXCESS INTEREST EARNING ASSETS    $  378,534        4.36%        354,604     4.26%
NET INTEREST MARGIN                                 4.96%                    4.96%


Average interest earning assets increased by $192 million or 8.7% to $2,390 million for the quarter ended September 30, 1999 compared to the same quarter in 1998. Average loan totals increased by $133 million or 8.3% to $1,738 million for the third quarter of 1999 compared to the third quarter in 1998. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles has continued to be relatively strong and accounts for the growth in average loan balances for the third quarter of 1999 compared to the same period in 1998. The average yield on the loan portfolio was 8.73% for the third quarter of 1999 compared to 9.21% for the same period in 1998. The average prime lending rate for Park's affiliate banks was 8.10% for the third quarter of 1999 compared to 8.50% for the same period in 1998.

Park lowered its prime lending rate by .75% during the fourth quarter of 1998 and increased it by .50% during the third quarter of 1999. These changes in the prime lending rate matched changes by the Federal Reserve in the federal funds rate. The increase in market interest rates during the third quarter of 1999 is expected to increase the average yield on the loan portfolio for the fourth quarter of 1999.

Average investment securities including federal funds sold increased by $59 million or 10.0% to $652 million for the third quarter of 1999 compared to the same quarter in 1998. The increase in average investment securities resulted primarily from the purchase of mortgage-backed securities and premium callable agency securities with an average life of approximately four years. The yield on taxable investment securities decreased to 6.50% in 1999 compared to 6.84% in 1998. Long-term interest rates decreased over the last quarter of 1998 and the first quarter of 1999 and as a result, purchases of investment securities generally yielded less than the average yield of the portfolio. The average life of the investment portfolio was approximately 5.1 years at September 30, 1999 and 3.4 years at September 30, 1998. Long-term interest rates have increased the past two quarters and as a result the expected average life of most of the callable agency securities has extended from their call date to their maturity date. This extension has added about 1.5 years to the expected average life of the investment portfolio.

Average interest bearing liabilities increased by $168 million or 9.1% to $2,011 million for the quarter ended September 30, 1999 compared to the same quarter in 1998. Average interest bearing deposits increased by $73 million or 4.5% to $1,692 million for the third quarter of 1999 compared to the same period in 1998. Average short-term borrowings increased by $110 million or 52.5% to $319 million and average long-term debt decreased by $14 million to $76,000 for the third quarter of 1999 compared to the same period in 1998. The increase in short-term borrowings was used to help fund the increase in interest earning assets and for the repayment of long-term debt. Higher rate long-term debt was repaid from lower rate short-term borrowings.

The average cost of interest bearing liabilities decreased by .53% to 3.79% in 1999 compared to 4.32% in 1998. The average cost of interest bearing deposits decreased by .61% to 3.63% in 1999 compared to 4.24% in 1998 and the average cost of short-term borrowings decreased by .22% to 4.68% in 1999 compared to 4.90% in 1998. The decrease in the cost of interest bearing liabilities in 1999 compared to 1998 is due to the .75% decrease in short-term market interest rates in the fourth quarter of 1998. The .50% increase in short-term market interest rates during the third quarter of 1999 will increase the average cost of interest bearing liabilities for the fourth quarter of 1999.

The increase in net interest income of $2.3 million or 8.4% to $29.10 million for the quarter ended September 30, 1999 was due to both increases in the net interest spread and interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) improved by .10% to 4.36% in 1999 compared to 4.26% in 1998. Average interest earning assets increased by $192 million or 8.7% in 1999 compared to 1998 and excess interest earning assets increased by $24 million or 6.8% in 1999 compared to 1998. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) was unchanged at 4.96% for the third quarter of 1999 and 1998.

Net interest income increased by $5.7 million or 7.2% to $85.7 million for the nine months ended September 30, 1999 compared to $80.0 million for the same period in 1998. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 1999 with the same period in 1998.


                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                           (IN THOUSANDS)
                                                 1999                            1998
                                        ----------------------        ------------------------
                                         Average       Tax              Average       Tax
                                         Balance    Equivalent          Balance    Equivalent
                                                        %                               %
                                        ----------  ----------        ----------   ----------
LOANS                                   $1,683,086     8.84%          $1,591,691      9.31%
TAXABLE INVESTMENTS                        541,636     6.60%             476,273      6.98%
TAX EXEMPT INVESTMENTS                     103,634     7.28%              89,144      7.35%
FEDERAL FUNDS SOLD                             371     5.60%               3,324      5.63%
INTEREST EARNING ASSETS                 $2,328,727     8.25%          $2,160,432      8.71%

INTEREST BEARING DEPOSITS               $1,668,071     3.70%          $1,613,036      4.27%
SHORT-TERM BORROWINGS                      284,925     4.47%             182,268      4.88%
LONG-TERM BORROWINGS                         1,651     6.28%              16,493      5.79%
INTEREST BEARING LIABILITIES            $1,954,647     3.81%          $1,811,797      4.35%
EXCESS INTEREST EARNING ASSETS            $374,080     4.44%            $348,635      4.36%
NET INTEREST MARGIN                                    5.05%                          5.06%


Average interest earning assets increased by $168 million or 7.8% to $2,329 million for the nine months ended September 30, 1999 compared to the same period in 1998. Average loans increased by $91 million or 5.7% to $1,683 million for the first nine months of 1999 compared to the same period in 1998. Loan demand continues to be relatively strong for commercial, commercial real estate, and consumer loans and leases secured by automobiles. The yield on loans was 8.84% for the first nine months of 1999 compared to 9.31% for the same period in 1998.

Average investment securities including federal funds sold increased by $77 million or 13.5% to $646 million for the first nine months of 1999 compared to the same period in 1998. The yield on taxable investment securities decreased to 6.60% for the first nine months of 1999 compared to 6.98% for the same period in 1998.

Average interest bearing liabilities increased by $143 million or 7.9% to $1,955 million for the first nine months of 1999 compared to the same period in 1998. Average interest bearing deposits increased by $55 million or 3.4% to $1,668 million for the first nine months of 1999 compared to the same period in 1998. Average short-term borrowings increased by $103 million or 56.3% to $285 million and average long-term debt decreased by $15 million to $1.7 million for the first nine months of 1999 compared to the same period in 1998. The increase in short-term borrowings was used to fund the increase in interest earning assets and for the repayment of long-term debt.

Short-term market interest rates decreased by .75% during the fourth quarter of 1998 and Park was able to decrease the average cost of interest bearing liabilities by .54% to 3.81% for the first nine months of 1999 compared to 4.35% for the same period in 1998. The average cost of interest bearing deposits decreased by .57% to 3.70% and the average cost of short-term borrowings decreased by .41% to 4.47% for the first nine months of 1999 compared to the same period in 1998.

The increase in net interest income of $5.7 million or 7.2% to $85.7 million for the first nine months of 1999 was due to both increases in the net interest spread and interest earnings assets. The net interest spread improved by .08% to 4.44% in 1999 compared to 4.36% in 1998. Average interest earning assets increased by $168 million or 7.8% in 1999 compared to 1998 and excess interest earning assets increased by $25 million or 7.3% to $374 million in 1999 compared to 1998. The tax equivalent net interest margin was 5.05% for the first nine months of 1999 compared to 5.06% for the same period in 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased by $119,000 to $1.55 million for the three months ended September 30, 1999 and increased by $87,000 to $5.1 million for the nine months ended September 30, 1999 compared to the same periods in 1998. Net charge-offs were $1.6 million and $2.4 million respectively, for the three and nine month periods ended September 30, 1999 compared to $1.8 million and $2.5 million for the same periods in 1998. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $5.1 million or .28% of loans at September 30, 1999 compared to $5.0 million or
 .30% of loans at December 31, 1998 and $6.3 million or .39% of loans at September 30, 1998. The reserve for loans losses as a percentage of outstanding loans was 2.27% at September 30, 1999 compared to 2.31% at December 31, 1998 and 2.35% at September 30, 1998. See Footnote 2 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
------------------

Noninterest income increased by $694,000 or 12.0% to $6.5 million for the three months ended September 30, 1999 and increased by $1.8 million or 10.3% to $19.4 million for the nine months ended September 30, 1999 compared to the same periods in 1998. The following is a summary of the change in noninterest income.


                                                              SEPTEMBER 30,
                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                          ------------------------     -------------------------
                                           1999     1998    Change      1999     1998     Change
                                          ------   ------   ------     -------  -------   ------
Fees from fiduciary activities            $1,441   $1,202    $ 239     $ 4,075  $ 3,673   $  402
Service charges on deposit accounts        1,983    1,714      269       5,533    4,991      542
Other service income                       1,000    1,100     (100)      3,484    3,762     (278)
Other income                               2,067    1,781      286       6,351    5,200    1,151
                                          ------   ------    -----     -------  -------   ------
Total                                     $6,491   $5,797    $ 694     $19,443  $17,626   $1,817
                                          ======   ======    =====     =======  =======   ======

The increase in fees from fiduciary activities for both periods was primarily due to an increase in fiduciary accounts. The increase in service charges on deposits for both periods was due to both an increase in our fee schedule and an increase in the number of deposit accounts. The decrease in other service income for both periods was primarily due to a reduction in fee income earned from the origination and sale in the secondary market of fixed-rate residential mortgage loans. With the recent increase in interest rates, this trend is expected to continue for the fourth quarter of 1999. The increase in the subcategory other income for both periods was primarily due to increases in fee income from automatic teller machines and debit cards and from an increase in rental fees from operating leases.

Gains (losses) on Sale of Securities
------------------------------------

Losses from the sale of securities were $707,000 for the three months ended September 30, 1999 and $1.0 million for the nine months ended September 30, 1999 compared to a gain of $97,000 for the first nine months of 1998. Longer term interest rates increased during the second and third quarters of 1999 and as a result the market value of the investment portfolio decreased. The net unrealized holding loss on available-for-sale securities (accumulated other comprehensive income) was $4.1 million at September 30, 1999 compared to a net unrealized gain of $5.5 million at March 31, 1999 and a net unrealized gain of $7.5 million at December 31, 1998.

Mortgage-backed securities with an average book yield of 6.00% and an average life of about 4 years were sold at losses, and the proceeds were reinvested in callable U.S. Agency securities and mortgage-backed securities with a yield of 7.00% and an average life of about 4.5 years. Increased losses will be realized from the sale of investment securities during the fourth quarter of 1999 and the proceeds from the sales will be reinvested at higher book yields with a similar average life.

Other Expense
-------------

Total other expense increased by $1.2 million or 8.0% to $16.6 million for the quarter ended September 30, 1999 and increased by $3.0 million or 6.5% to $49.0 million for the nine months ended September 30, 1999 compared to the same periods in 1998.

Salaries and employee benefits expense increased by $615,000 or 7.7% to $8.6 million for the quarter ended September 30, 1999 and increased by $1.8 million or 7.8% to $25.4 million for the first nine months of 1999 compared to the same periods in 1998. Salaries increased by $529,000 or 7.9% for the quarter ended September 30, 1999 and increased by $1.4 million or 7.0% for the nine months ended September 30, 1999 compared to the same periods in 1998. Full time equivalent employees were 1,041 at September 30, 1999 compared to 1,005 at September 30, 1998. Benefits expense increased by $86,000 or 6.8% for the three months ended September 30, 1999 and increased by $466,000 or 11.6% for the nine months ended September 30, 1999 compared to the same periods in 1998. The increase in benefits expense was primarily due to a 20% increase in medical insurance for employees.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, state franchise taxes, and amortization of intangibles increased by $575,000 or 10.2% to $6.2 million for the quarter ended

September 30, 1999 and increased by $1.0 million or 5.6% to $18.0 million for the first nine months of 1999 compared to the same periods in 1998. The increase for both periods was due to increases in data processing expense, supplies expense, and other miscellaneous expense.

Federal Income Taxes
--------------------

Federal income tax expense was $4.9 million and $14.7 million respectively, for the three and nine month periods ended September 30, 1999 compared to $4.8 million and $14.4 million for the same periods in 1998. The ratio of federal income tax expense to income before taxes was approximately 29% for both the three and nine month periods ended September 30, 1999 compared to approximately 31% for the same periods in 1998. The statutory rate was 35% for both 1999 and 1998. The primary difference between the effective federal income tax rate and the statutory rate is due to tax-exempt interest income and low income housing tax credits, which have both increased in 1999.

Net Income
----------

Net income increased by $1.0 million or 9.6% to $11.8 million for the three months ended September 30, 1999 compared to $10.8 million for the same period in 1998. For the nine months ended September 30, 1999, net income increased by $3.1 million or 9.6% to $35.4 million compared to $32.3 million for the same period in 1998. The annualized, net income to average assets ratio (ROA) was 1.84% for the third quarter of 1999 and 1.90% for the nine month periods ended September 30, 1999 compared to 1.81% for the third quarter of 1998 and 1.87% for the first nine months of 1998. The annualized, net income to average equity ratio (ROE) was 20.33% and 20.16%, respectively, for the three and nine month periods ended September 30, 1999 compared to 18.87% and 19.31% for the same periods in 1998.

Diluted earnings per share increased by 10.4% to $1.27 for the third quarter of 1999 compared to $1.15 for the same quarter in 1998 and increased by 10.5% to $3.80 for the first nine months of 1999 compared to $3.44 for the same period in 1998.

                        COMPARISON OF FINANCIAL CONDITION
                  FOR SEPTEMBER 30, 1999 AND DECEMBER 31, 1998



Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $138 million or 5.6% to $2,599 million at September 30, 1999 compared to $2,461 million at December 31, 1998. Loans increased by $149 million or 9.1% to $1,790 million and investment securities decreased by $12 million or 1.9% to $640 million. The demand for commercial, commercial real estate, and consumer loans secured by automobiles continues to be relatively strong.

Total liabilities increased by $135 million or 6.1% to $2,360 million at September 30, 1999 compared to $2,225 million at December 31, 1998. Short-term borrowings increased by $112 million or 45.3% to $358 million and total deposits increased by $39 million or 2.0% to $1,978 million. The increase in short-term borrowings was needed to fund the increase in assets and to repay $8 million of higher rate long-term debt. The increase in deposits was partially due to the purchase of a branch office in Utica, Ohio on September 24, 1999 with approximately $15 million in deposits.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 68.9% at September 30, 1999 compared to 66.7% at December 31, 1998 and 68.1% at September 30, 1998. Cash and cash equivalents totaled $93 million at September 30, 1999 compared to $100 million at December 31, 1998 and $90 million at September 30, 1998. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at September 30, 1999 was $239 million or 9.19% of total assets compared to $236 million or 9.58% of total assets at December 31, 1998 and $235 million or 9.84% of total assets at September 30, 1998.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.10% at September 30, 1999 and 9.06% at December 31, 1998. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.19% at September 30, 1999 and 13.64% at December 31, 1998. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.45% at September 30, 1999 and 14.92% at December 31, 1998.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 1999. The following table indicates the capital ratios for each subsidiary and Park at September 30, 1999:


                                                            TIER I           TOTAL
                                            LEVERAGE      RISK-BASED      RISK-BASED
                                            --------      ----------      ----------
Park National Bank                            7.04%           9.61%          12.03%
Richland Trust Company                        7.71%          13.63%          14.90%
Century National Bank                         6.87%          11.67%          12.93%
First-Knox National Bank                      7.21%          10.15%          11.89%
Park National Corporation                     9.10%          13.19%          14.45%
Minimum Capital Ratio                         4.00%           4.00%           8.00%
Well Capitalized Ratio                        5.00%           6.00%          10.00%


Year 2000 Compliance Issues
---------------------------

Park National Corporation ("Park" or the "Corporation") intends this information to constitute notice under the Year 2000 Information and Readiness Disclosure Act as a "Y2K Readiness Disclosure". In early 1997, Park formed a Year 2000 project team made up of key Corporation Affiliate officers to identify and remediate software systems and computer-related equipment that require modification for the Year 2000. A project plan has been developed with goals and target dates. It has been approved by Park's Board of Directors and is monitored by the Board on a quarterly basis. The Corporation's project team and business units are in the final stages of completing this plan. The plan follows a five phase approach recommended by bank regulators and others: awareness, assessment, renovation, validation, and implementation.

Park's State of Readiness
-------------------------
With regard to information technology ("IT") systems, Park uses standard hardware and off-the-shelf, widely-used banking software packages to satisfy internal and customer needs. The software is purchased without source programming code. As a result, Park runs the software "as is" without program modifications, thereby eliminating the need for a line by line review of custom programming.

Testing and selected replacement of mission critical software - identified as 79 software packages by the Year 2000 project team - has been satisfactorily completed.

Mission critical processing services provided by vendors -- identified as 10 processing services by the Year 2000 project team - are used to assist Park in serving customers. Testing of all processing services has been satisfactorily completed.

For non-IT systems, primarily buildings and banking equipment, microcontrollers or embedded chips are generally not present due to the age and design simplicity of such buildings and equipment. Upgrades of a small number of Automated Teller Machines and building security systems are complete. Non-IT systems are Y2K compliant.

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

Costs to Address Park's Year 2000 Issues
----------------------------------------
Due to the importance of IT systems to Park's business, management has not deferred critical systems enhancements or conversions to become Y2K ready. The Corporation has incurred expenses throughout 1998 and the nine months of 1999 related to its Y2K project and will continue to incur expenses through 1999. Depreciation expenses related to Y2K fixed asset purchases will continue through 2002. These expenses are not expected to materially impact operating results in any one quarter or year, with a significant portion of these expenses represented by existing staff that have been assigned to this project. Park does not expect its staff redeployments to have a material impact on the Corporation's financial condition or results of operations.

Estimates are that Y2K expenses for 1998 and 1999 will be $1,000,000 and for redeployed staff $2,000,000. From January 1, 1998 through September 30, 1999, incremental expenses are approximately $467,000 and redeployment expenses are approximately $1,600,000.

Risks of the Corporation's Year 2000 Issues
-------------------------------------------
Park cannot determine the consequences of Y2K problems, if any, on its results of operations, liquidity and financial condition due to its reliance on third parties to facilitate service delivery to the Corporation's customers. These third parties would include utility companies, the federal government, processing service providers and various critical vendors. Park is engaged in discussions with its third parties and has obtained information as to their Y2K readiness state. Park does not, however, have sufficient information at the current time to predict whether they will be Y2K ready. While management has executed steps to assure Y2K compliance with systems over which it has control, it cannot be assured that third parties upon which Park relies for service delivery will not have business interruptions due to Y2K problems.

The Corporation and its banking affiliates are regulated by both state and federal bank regulatory agencies. These agencies have issued numerous directives with respect to the Year 2000 issue, with which Park is acting to comply. Additionally, these regulatory agencies have made and will continue to make on-site examinations to determine Y2K readiness.

Park's Contingency Plan and Event Plan
--------------------------------------
As the testing and remediation work was completed for each of the mission critical software packages, a contingency plan was written in case of an unforeseen Y2K failure. Park has prepared a comprehensive Y2K contingency plan which is designed to identify alternative processing methods and problem resolution procedures. Board of Director approval and testing of the plan is complete. Park has also developed and is executing a year-end event plan to assure banking services will be delivered in a normal manner at year-end and in the new year.

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

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

              See Exhibit 27, Financial Data Schedule on Page 25

          b.  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PARK NATIONAL CORPORATION




DATE:   November 5, 1999                          BY:   /s/ C. Daniel DeLawder
        ----------------                                ----------------------

                                                        C. Daniel DeLawder
                                                        President and CEO




DATE:   November 5, 1999                          BY:  /s/John W. Kozak
        ----------------                               ----------------

                                                       John W. Kozak
                                                       Chief Financial Officer