Form 10-K405
period 1999-12-31
PARK NATIONAL CORP /OH/
filed 2000-03-24
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                            OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                           Ohio                                                            31-1179518
--------------------------------------------------------------                ------------------------------------
(State or other jurisdiction of  incorporation or organization)               (I.R.S. Employer Identification No.)

     50 North Third Street, P.O. Box 3500, Newark, Ohio                                   43058-3500
--------------------------------------------------------------                ------------------------------------
         (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code:                                     (740) 349-8451
                                                                              ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                                    Name of each exchange
                  Title of each class                                                on which registered
                  -------------------                                         ------------------------------------
         Common Shares, without par value                                          American Stock Exchange
(9,719,637 common shares outstanding on February 25, 2000)

Securities registered pursuant to Section 12(g) of the Act:                                    None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based upon the closing price reported on the American Stock Exchange on February 25, 2000 ($94.25), the aggregate market value of the Common Shares of the Registrant held by non-affiliates on that date was $617,077,276.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated by reference into Part II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 17, 2000, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

         Park National Corporation is a bank holding company under the Bank Holding Company Act of 1956 and is subject to regulation by the Federal Reserve Board. Park National was incorporated under Ohio law in 1992.

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association, The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank, Century National Bank, Zanesville, Ohio, a national banking association, and The First-Knox National Bank of Mount Vernon, a national banking association, Park National engages in a general commercial banking and trust business in small and medium population Ohio communities. Park National Bank operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. First-Knox National Bank also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio.

         In early 1999, Park National organized Guardian Financial Services Company, an Ohio consumer finance company based in Hilliard, Ohio. Guardian Financial provides consumer finance services in the central Ohio area.

         On September 24, 1999, the Park National Division acquired a branch office in Utica, Ohio from National City Bank. In addition to the fixed assets, the purchase included approximately $15 million of deposits. The excess of the cost over net assets purchased was approximately $2 million.

         On December 14, 1999, Park National entered into an agreement and plan of merger with U.B. Bancshares, Inc., an Ohio corporation which is a bank holding company under the Bank Holding Company Act, under which U.B. Bancshares will merge with and into Park National. Under the terms of the U.B. Bancshares merger agreement, as amended on February 14, 2000, the shareholders of U.B. Bancshares on the effective date of the U.B. Bancshares merger will receive an aggregate of 325,500 Park National common shares in exchange for their U.B. Bancshares common shares. The U.B. Bancshares shareholders are expected to receive .554 Park National common shares for each outstanding U.B. Bancshares common share. Completion of the U.B. Bancshares merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the adoption of the U.B. Bancshares merger agreement by the U.B. Bancshares shareholders and other specific conditions to closing customary of a transaction of this type. The principal regulatory approval required to be obtained is from the Federal Reserve Board. A bank holding company merger application was filed with the Federal Reserve Board on February 2, 2000. On March 6, 2000, that application was approved. Under the terms of that approval, the U.B. Bancshares merger could not be consummated before March 21, 2000 and must be consummated before June 6, 2000, unless the time period is extended by the Federal Reserve Board. The U.B. Bancshares special meeting of shareholders, at which adoption of the U.B.

Bancshares merger agreement is to be considered, has been scheduled for April 19, 2000. The U.B. Bancshares merger is expected to be completed during the second quarter of 2000.

         On December 17, 1999, Park National entered into an agreement and plan of merger with SNB Corp., an Ohio corporation which is a bank holding company under the Bank Holding Company Act, under which SNB will merge with and into Park National. Under the terms of the SNB merger agreement, as amended on March 3, 2000, the shareholders of SNB on the effective date of the SNB merger will receive an aggregate of 835,500 Park National common shares in exchange for their SNB common shares. The SNB shareholders are expected to receive 5.37 Park National common shares for each outstanding SNB common share. Completion of the SNB merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the adoption of the SNB merger agreement by the SNB shareholders and other specific conditions to closing customary of a transaction of this type. The principal regulatory approval required to be obtained is from the Federal Reserve Board. A bank holding company merger application was filed with the Federal Reserve Board on February 2, 2000. On March 6, 2000, that application was approved. Under the terms of that approval, the SNB merger could not be consummated before March 21, 2000 and must be consummated before June 6, 2000, unless the time period is extended by the Federal Reserve Board. The SNB special meeting of shareholders, at which adoption of the SNB merger agreement is to be considered, has been scheduled for April 25, 2000. The SNB merger is expected to be completed during the second quarter of 2000.

                SERVICES PROVIDED BY PARK NATIONAL'S SUBSIDIARIES

         Park National Bank, Richland Trust, Century National Bank and First-Knox National Bank provide the following principal services:

         o the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

         o commercial, industrial, consumer and real estate lending, including installment loans and automobile leasing, credit cards and personal lines of credit;

         o        safe deposit operations;

         o        trust services;

         o        cash management;

         o        electronic funds transfers; and

         o a variety of additional banking-related services tailored to the needs of individual customers.

         Park National believes that the deposit mix of its banking subsidiaries is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any banking subsidiary would not have a materially adverse effect on the business of that banking subsidiary or Park National.

         Park National's banking subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each banking subsidiary are spread over a broad range of industrial classifications. Park National believes that its banking subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

         Commercial lending entails significant additional risks as compared with consumer lending--i.e., single-family residential mortgage lending, home equity lines of credit, installment lending, credit card loans and automobile leasing. In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the economy generally or adverse conditions in a specific industry.

         At December 31, 1999, Park's banking subsidiaries had outstanding approximately $580.4 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 31.7% of their total aggregate loan portfolio as of that date. The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust, Century National Bank and First-Knox National Bank were $15.8 million, $4.7 million, $4.5 million and $8.3 million, respectively, at December 31, 1999. However, participations in loans of amounts larger than $5.0 million are generally sold to other banks. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Executive Committee approval is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.0 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

         Park National has a loan review program which reevaluates annually all loans with an outstanding amount greater than $100,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary downgrades the loan and places it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         Park National Bank also leases equipment under terms similar to its commercial lending policies. Park Leasing Company, a division of Park National Bank, originates and services direct leases of equipment which Park National Bank acquires with no outside financing. In addition, Scope Leasing, Inc., a wholly-owned subsidiary of Park National Bank, specializes in aircraft financing.

         At December 31, 1999, Park National's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $486.7 million constituting approximately 26.5% of their aggregate total loan portfolio. The subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. In addition, the banking subsidiaries participate in an automobile installment loan program sponsored by a major national insurance company under which automobile installment loans may be made to borrowers throughout the State of Ohio. Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park National's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. Park National's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary's standards. Each banking subsidiary also offers VISA and MasterCard accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

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

         At December 31, 1999, Park National's banking subsidiaries had outstanding approximately $766.9 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 41.8% of total loans outstanding. The market area for real estate lending by the banking subsidiaries is concentrated in Ashland, Athens, Coshocton, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Morgan, Morrow, Muskingum, Perry and Richland Counties, Ohio. Each banking subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each banking subsidiary's portfolio in this lending category are generally one-year adjustable rate, fully amortized mortgages. Each banking subsidiary also originates fixed rate real estate loans for the secondary market. The standards applicable to these loans permit a higher loan to value ratio and a longer loan term. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the banking subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each banking subsidiary also requires proof of hazard insurance with the banking subsidiary named as the mortgagee and as the loss payee. Independent appraisals are required in the case of consumer real estate loans in excess of $250,000.

         Home equity lines of credit are generally made as second mortgages by Park National's banking subsidiaries. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms but are subject to review and reappraisal every three years. A variable interest rate is generally charged on the home equity lines of credit.

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the banking subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the banking subsidiary may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default.

                                   COMPETITION

           Park National's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions and operate 59 full-service offices and a network of 65 automatic teller machines in 15 central and southern Ohio counties. Competitors now include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office locations.

                                    EMPLOYEES

           As of December 31, 1999, Park National and its subsidiaries had 1,023 full-time equivalent employees.

                           SUPERVISION AND REGULATION

         Park National, as a bank holding company, is regulated extensively under federal law. Park National Bank, Century National Bank and First-Knox National Bank, as national banks, and Richland Trust, as an Ohio state-chartered bank, are regulated extensively under federal and state law. Guardian Financial, as an Ohio state-chartered consumer finance company, is regulated under state law. Park National is subject to regulation, supervision and examination by the Federal Reserve Board. Park National Bank, Century National Bank and First-Knox National Bank are subject to regulation by the Office of the Comptroller of Currency (OCC) and the Federal Deposit Insurance Corporation (FDIC). Richland Trust is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions and the FDIC and Guardian Financial is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.

         The following information describes selected federal and Ohio statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park National and its subsidiaries could have a material effect on their respective businesses.

REGULATION OF BANK HOLDING COMPANIES

         Park National is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. Bank holding companies and their activities are subject to extensive regulation by the Federal Reserve Board. Bank holding companies are required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and are subject to regular examinations by the Federal Reserve Board. The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

         o        assess civil money penalties,

         o        issue cease and desist or removal orders, and

         o require that a bank holding company divest subsidiaries (including its bank subsidiaries).

In general, the Federal Reserve Board may initiate enforcement actions for violations of law and regulations and unsafe or unsound practices.

         Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank.

         The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:

         o acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it,

         o acquire all or substantially all of the assets of another bank or bank holding company, or

         o        merge or consolidate with any other bank holding company.

         Section 4 of the Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include:

         o operating a savings association, mortgage company, finance company, credit card company or factoring company;

         o        performing certain data processing operations;

         o        providing investment and financial advice; and

         o acting as an insurance agent for certain types of credit-related insurance.

         Effective March 11, 2000, subject to certain conditions, bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

TRANSACTIONS WITH AFFILIATES

         Sections 23A and 23B of the Federal Reserve Act restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B:

         o limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital) and

         o require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

         A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

REGULATION OF NATIONALLY-CHARTERED BANKS

         As national banking associations, Park National Bank, Century National Bank and First-Knox National Bank are subject to regulation under the National Banking Act and are periodically examined by the OCC. They are subject, as member banks, to the rules and regulations of the Federal Reserve Board. Each is an insured institution. Park National Bank and First-Knox National Bank are members of the Bank Insurance Fund, and Century National Bank is a member of the Savings Association Insurance Fund. As a result, they are subject to regulation by the FDIC. The establishment of branches of each of Park National Bank, Century National Bank and First-Knox National Bank is subject to prior approval of the OCC.

REGULATION OF OHIO STATE-CHARTERED BANKS AND CONSUMER FINANCE COMPANIES

         The FDIC is the primary federal regulator of Richland Trust. The FDIC issues regulations governing the operations of Richland Trust and examines Richland Trust. The FDIC may initiate enforcement actions against insured depository institutions and persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a nonmember bank.

         As a bank incorporated under Ohio law, Richland Trust is subject to regulation and supervision by the Ohio Division of Financial Institutions. Division regulation and supervision affects the internal organization of Richland Trust, as well as its savings, mortgage lending and other investment activities. The Division of Financial Institutions may initiate supervisory measures or formal enforcement actions against Ohio commercial banks. Ultimately, if the grounds provided by law exist, the Division of Financial Institutions may place an Ohio bank in conservatorship or receivership. Whenever the Superintendent of Financial Institutions considers it necessary or appropriate, the Superintendent may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.

         As a consumer finance company incorporated under Ohio law, Guardian Financial is also subject to regulation and supervision by the Division of Financial Institutions. Division regulation and supervision affect the lending activities of Guardian Financial. If grounds provided by law exist, the Division of Financial Institutions may suspend or revoke an Ohio consumer finance company's ability to make loans.

FEDERAL DEPOSIT INSURANCE CORPORATION

         The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of the "BIF" and savings associations are "SAIF" members. The insurance fund conversion provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member (as Century National Bank did when it converted to a national bank charter in April 1998), or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Exit and entrance fees must be paid to the FDIC in full conversions.

         Insurance Premiums. Insurance premiums for SAIF and BIF members are determined during each semi-annual assessment period based upon the members' respective categorization as well capitalized, adequately capitalized or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank's primary federal regulator and information which the FDIC determines to be relevant to the bank's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank's state supervisor). A bank's assessment rate depends on the capital category and supervisory category to which it is assigned.

         Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. This assessment (which includes the FICO assessment) currently ranges from 2.12 to 29.12 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

         Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors.

         Liability of Commonly Controlled Banks. Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (a) the default of a commonly controlled bank or (b) any assistance provided by the FDIC to a commonly controlled bank in danger of default. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance.

REGULATORY CAPITAL

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards also are used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

         The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. This total risk-based capital ratio must be at least 10% for a bank holding company to be considered well capitalized. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, a limited amount of qualifying preferred stock, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as "Tier 1" risk-based capital). To be considered well capitalized, the Tier 1 risk-based capital ratio must be at least 6%. The remainder of total risk-based capital (commonly known as "Tier 2" risk-based capital) may consist of mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, a limited amount of the loan and lease loss allowance and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, subject to limitations established by the guidelines.

         Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. For example, claims guaranteed by the U.S. government or one of its agencies are risk-weighted at 0%. Off-balance sheet items, such as loan commitments and derivative financial instruments, are also assigned one of the above risk weights after calculating balance sheet equivalent amounts. For example, certain loan commitments are converted at 50% and then risk-weighted at 100%. Derivative financial instruments are converted to balance sheet equivalents based on notional values, replacement costs and remaining contractual terms. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 risk-based capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating. To be considered well capitalized, the leverage ratio for a bank holding company must be at least 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

         Park National is in compliance with the current applicable capital guideline ratios. As of December 31, 1999, Park National had a total risk-based capital ratio of 14.4%, Tier 1 risk-based capital ratio of 13.2% and a leverage ratio of 9.1%. Park National anticipates that it will continue to meet current capital guideline ratios after the consummation of the U.B. Bancshares and SNB mergers. Park National's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above.

FISCAL AND MONETARY POLICIES

         The business and earnings of Park National are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Park National is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are

         o conducting open market operations in United States government securities;

         o changing the discount rates of borrowings of depository institutions;

         o imposing or changing reserve requirements against depository institutions' deposits; and

         o imposing or changing reserve requirements against certain borrowing by banks and their affiliates.

These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of Park National.

PROMPT CORRECTIVE REGULATORY ACTION

         The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized."

         The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank's capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes "critically undercapitalized" unless the bank's primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank's capital category. For example, a bank that is not "well capitalized" generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank's capital plan for the plan to be acceptable.

         Under the final rules implementing the prompt corrective action provisions:

         o a bank that has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater is deemed to be "well capitalized";

         o a bank with a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater and a capital adequacy, asset quality, management administration, earnings and liquidity (or CAMEL) 1 rating), is considered to be "adequately capitalized";

         o a bank that has a total risk-based capital of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, and a leverage ratio that is less than 4% (or a leverage ratio of less than 3% and a CAMEL 1 rating), is considered "undercapitalized";

         o a bank that has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized"; and

         o a bank that has tangible equity (Tier 1 capital minus intangible assets other than purchased mortgage servicing rights) to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized".

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

         There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under federal and Ohio law, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions.

         None of the Park National banking subsidiaries may pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC and the FDIC. In addition, each bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the bank's current year's "net profits" (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by any of the Park National banking subsidiaries may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

         The ability of Park National to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the Federal Reserve Board expects Park National to serve as a source of strength to its subsidiary banks, which may require Park National to retain capital for further investment in its subsidiary banks, rather than pay dividends to the Park National shareholders. Payment of dividends by one of Park National's banking subsidiaries may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting Park National's ability to pay dividends on its common shares.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (better known as the Financial Services Modernization Act of 1999) which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Financial Services Modernization Act defines "financial in nature" to include:

         o        securities underwriting, dealing and market making;

         o        sponsoring mutual funds and investment companies;

         o        insurance underwriting and agency;

         o        merchant banking activities;

         o and activities that the Federal Reserve Board has determined to be closely related to banking.

         A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Park National in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

                       EFFECT OF ENVIRONMENTAL REGULATION

           Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Park National and its subsidiaries. Park National believes the nature of the operations of its subsidiaries has little, if any, environmental impact. Park National, therefore, anticipates no material capital expenditures for environmental control facilities for its current fiscal year or for the foreseeable future.

           Park National believes its primary exposure to environmental risk is through the lending activities of its subsidiaries. In cases where management believes environmental risk potentially exists, Park National's subsidiaries mitigate their environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park National with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Park National which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park National or its management or board of directors, including those relating to products or services; (iii) statements relating to the benefits, revenues and earnings estimated to result from the U.B. Bancshares and

SNB mergers and the estimated costs of combining those corporations with Park National; (iv) statements of future economic performance; and (v) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

           Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the following:

         o        income (interest and non-interest) following the U.B.
                  Bancshares and SNB mergers, is lower than expected;

         o the costs of providing compensation and benefits to Park National employees increase;

         o competition increases in the banking industry or the markets served by Park National's subsidiaries;

         o        costs or difficulties related to the integration of the U.B.
                  Bancshares and SNB businesses or other acquired businesses are greater than expected;

         o there are adverse changes in general economic conditions or in competitive forces;

         o technological changes are more difficult or expensive to implement than anticipated;

         o        there are adverse changes in the securities markets; and

         o        Park National suffers the loss of key personnel.

         There is also the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them are unsuccessful.

         Forward-looking statements speak only as of the date on which they are made, and Park National undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park National or any person acting on our behalf are qualified by the cautionary statements in this section.

ITEM 2. PROPERTIES.

         Park National's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. Park National does not lease or own any physical property, real or personal.

         Park National Bank, in addition to having seven offices in Newark (including the main office and operations center) has offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, an office in Columbus in Franklin County, an office in Cincinnati in Hamilton County and offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The offices in Fairfield County comprise the Fairfield National Division. Park National Bank also operates nine stand-alone automatic banking center locations.

         Richland Trust, in addition to six offices in Mansfield (including the main office), has offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland Trust also operates three stand-alone automatic banking center locations.

         Century National Bank, in addition to having four offices (including the main office) and a mortgage lending office in Zanesville, has offices in New Concord and Dresden in Muskingum County, Malta in Morgan County, New Lexington in Perry County, Logan in Hocking County, Athens in Athens County and Coshocton in Coshocton County. Century National Bank also operates seven stand-alone automatic banking center locations.

         First-Knox National Bank, in addition to having three offices (including the main office and operations center) in Mount Vernon, has offices in Loudonville and Perrysville in Ashland County, an office in Millersburg in Holmes County, offices in Centerburg, Danville and Fredericktown in Knox County, two offices in Mount Gilead in Morrow County and an office in Bellville in Richland County. The offices in Ashland County comprise the Farmers and Savings Division. First-Knox National Bank also operates four stand-alone automatic banking center locations.

         Guardian Financial has its main office in Hilliard in Franklin County and an office in Mansfield where it leases space from Richland Trust.

ITEM 3. LEGAL PROCEEDINGS.

           There are no pending legal proceedings to which Park National or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which Park National's banking subsidiaries are parties incidental to their respective banking businesses. Park National considers none of those proceedings to be material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of Park National as of February 25, 2000, the positions presently held by those officers and their individual business experience during the past five years. The board of directors may remove any of the executive officers at any time.

                                                           Positions Held with Park National and its
Name                             Age                    Principal Subsidiaries and Principal Occupation
----                             ---                    -----------------------------------------------
William T. McConnell             66       Chairman of the Board since 1994, Chief Executive Officer from 1986 to
                                          January 1999, President from 1986 to 1994 and Director of Park National;
                                          Chairman of the Board since 1993, Chief Executive Officer from 1983 to
                                          January 1999, President from 1979 to 1993, and Director of Park National
                                          Bank; Director of Century National Bank; Director of First-Knox National
                                          Bank

C. Daniel DeLawder               50       Chief Executive Officer since January, 1999, President since 1994 and
                                          Director of Park National; Chief Executive Officer since January 1999,
                                          President since 1993, Executive Vice President from 1992 to 1993, and
                                          Director of Park National Bank; Chairman of Advisory Board since 1989 and
                                          President from 1985 to 1992 of the Fairfield National Division of Park
                                          National Bank; Director of Richland Trust; Chairman of the Board of
                                          Guardian Financial since February 1999

David C. Bowers                  63       Secretary since 1987, Chief Financial Officer and Chief Accounting Officer
                                          from 1990 to 1998, and Director from 1989 to 1990, of Park National;
                                          Executive Vice President since January 1999, Senior Vice President from
                                          1986 to January 1999, and Director of Park National Bank; Director of
                                          Guardian Financial


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

           The information called for in Item 201 of Regulation S-K is incorporated herein by reference to page 29 of Park National's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

           On November 15, 1999, Park National issued (a) 150 common shares to each of the thirteen non-employee directors of Park National (for an aggregate of 1,950 common shares), (b) 50 common shares to each of 33 non-employee directors of one of Park National's banking subsidiaries who is not also a director of Park National (for an aggregate of 1,650 common shares) and (c) 100 common shares to one individual who serves as a non-employee director of two of Park National's subsidiaries, in each case in lieu of an annual cash retainer for serving as a director. The common shares had a market value of $99 per share on the date of issuance. Park National issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom the common shares were "sold" and the status of each individual as a director of Park National or of one of its subsidiaries.

ITEM 6. SELECTED FINANCIAL DATA.

           The information called for in this Item 6 is incorporated herein by reference to page 29 of Park National's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information called for in this Item 7 is incorporated herein by reference to pages 21 through 29 of Park National's Annual Report to Shareholders for the fiscal year ended December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As noted on page 25 of Park National's Annual Report to Shareholders for the fiscal year ended December 31, 1999, during 1999, 1998 and 1997, Park National and its subsidiaries had no investment in off-balance sheet derivative instruments. The discussion of interest rate sensitivity included on pages 27 and 28 of Park National's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Report of Independent Auditors, the Consolidated Balance Sheets of Park National and its subsidiaries at December 31, 1999 and 1998, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 1999, and the related Notes to the Consolidated Financial Statements, appearing on pages 31 through 48 of Park National's Annual Report to Shareholders for the fiscal year ended December 31, 1999, are incorporated herein by reference. Quarterly Financial Data set forth on page 29 of Park National's 1999 Annual Report to Shareholders are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           The information called for in this Item 10 is incorporated herein by reference to Park National's definitive proxy statement relating to the annual meeting of shareholders to be held on April 17, 2000, under the caption "ELECTION OF DIRECTORS." In addition, certain information concerning the executive officers of Park National is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant." No information is required to be disclosed under Item 405 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to Park National's definitive proxy statement relating to the annual meeting of shareholders to be held on April 17, 2000, under the captions "ELECTION OF DIRECTORS--Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS." Neither the report on executive compensation nor the performance graph included in Park National's definitive proxy statement shall be deemed to be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information called for in this Item 12 is incorporated herein by reference to Park National's definitive proxy statement relating to the annual meeting of shareholders to be held on April 17, 2000, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information called for in this Item 13 is incorporated herein by reference to Park National's definitive proxy statement relating to the annual meeting of shareholders to be held on April 17, 2000, under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "TRANSACTIONS INVOLVING MANAGEMENT."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     Financial Statements.

           For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 23.

(a)(2)     Financial Statement Schedules.

           All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)     Exhibits.

           Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(b)        Reports on Form 8-K.

           There were no Current Reports on Form 8-K filed during the fiscal quarter ended December 31, 1999.

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

                                    PARK NATIONAL CORPORATION


Date:  March 24, 2000               By   /s/ C. Daniel DeLawder
                                         -------------------------------------
                                         C. Daniel DeLawder,
                                         President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                             Date       Capacity
         ----                             ----       --------

*William T. McConnell                      *         Chairman of the Board and Director
*C. Daniel DeLawder                        *         President, Chief Executive Officer and Director
*John W. Kozak                             *         Chief Financial Officer and Principal Accounting Officer
*Maureen Buchwald                          *         Director
*James J. Cullers                          *         Director
*Dominic C. Fanello                        *         Director
*R. William Geyer                          *         Director
*Philip H. Jordan, Jr.                     *         Director
*Howard E. LeFevre                         *         Director
*Phillip T. Leitnaker                      *         Director
*Tami L. Longaberger                       *         Director
*James A. McElroy                          *         Director
*John J. O'Neill                           *         Director
*William A. Phillips                       *         Director
*J. Gilbert Reese                          *         Director
*Rick R. Taylor                            *         Director
*John L. Warner                            *         Director


*By:     /s/ C. Daniel DeLawder
         -----------------------
         C. Daniel DeLawder,
         Attorney-in-Fact

Date:  March 24, 2000

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE(S) IN
                                                                                                        1999 ANNUAL
                                                                                                         REPORT TO
DESCRIPTION                                                                                            SHAREHOLDERS
-----------                                                                                            ------------


Report of Independent Auditors (Ernst & Young LLP)...............................................          31

Consolidated Balance Sheets at December 31, 1999 and 1998........................................        32-33

Consolidated Statements of Income for the years ended December 31, 1999, 1998
         and 1997................................................................................        34-35

Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 1999, 1998 and 1997........................................................          36

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
         1998 and 1997...........................................................................          37

Notes to Consolidated Financial Statements.......................................................        38-48

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999


                                INDEX TO EXHIBITS


   EXHIBIT
     NO.                              DESCRIPTION OF EXHIBIT
     ---                              ----------------------

     2.1 Agreement and Plan of Merger (excluding exhibits and schedules) dated as of December 17, 1999 by and between Park
                  National Corporation ("Park National") and SNB Corp.
                  (incorporated herein by reference to Exhibit 2.1 to Park
                  National's Pre-Effective Amendment No. 1 to Registration
                  Statement on Form S-4 filed March 20, 2000 (Registration No.
                  333-31810))

     2.2          Amendment to Agreement and Plan of Merger dated as of March 3,
                  2000 by and between Park National and SNB Corp. (incorporated herein by reference to Exhibit 2.2 to Park National's
                  Pre-Effective Amendment No. 1 to Registration Statement on
                  Form S-4 filed March 20, 2000 (Registration No.
                  333-31810))

     2.3 Agreement and Plan of Merger (excluding exhibits and schedules) dated as of December 14, 1999 by and between Park
                  National and U.B. Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Park National's Pre-Effective
                  Amendment No. 1 to Registration Statement on Form S-4 filed
                  March 13, 2000 (Registration No. 333-30858))

     2.4          Amendment to Agreement and Plan of Merger dated as of February
                  14, 2000 by and between Park National and U.B. Bancshares,
                  Inc. (incorporated herein by reference to Exhibit 2.2 to Park
                  National's Pre-Effective Amendment No. 1 to Registration
                  Statement on Form S-4 filed March 13, 2000 (Registration No.
                  333-30858))

     3.1 Articles of Incorporation of Park National as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National's Form 8-B, filed on May 20, 1992 (File No. 0-18772) ("Park National's
                  Form 8-B"))

     3.2 Certificate of Amendment to the Articles of Incorporation of Park National as filed with the Ohio Secretary of State on May
                  6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

   EXHIBIT
     NO.                              DESCRIPTION OF EXHIBIT
     ---                              ----------------------

     3.3 Certificate of Amendment to the Articles of Incorporation of Park National as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit
                  3(a) to Park National's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-13006))

     3.4 Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National as filed with the Ohio
                  Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National's Quarterly
                  Report on Form 10-Q for the fiscal quarter ended June 30, 1997
                  (File No. 1-13006)("Park National's June 1997 Form 10-Q"))

     3.5 Articles of Incorporation of Park National (reflecting amendments through April 22, 1997) (for SEC reporting compliance purposes only - not filed with Ohio Secretary of State (incorporated herein by reference to Exhibit 3(a)(2) to Park National's June 1997 Form 10-Q)

     3.6 Regulations of Park National (incorporated herein by reference to Exhibit 3(b) to Park National's Form 8-B)

     3.7 Certified Resolution regarding adoption of amendment to Subsection 2.02(A) of the Regulations of Park National by
                  Shareholders on April 22, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park National's June 1997 Form
                  10-Q)

     3.8          Regulations of Park National (reflecting amendments through
                  April 22, 1997) (for SEC reporting compliance purposes only)
                  (incorporated herein by reference to Exhibit 3(b)(2) to Park
                  National's June 1997 Form 10-Q)

     *10.1 Summary of Incentive Bonus Plan of Park National (incorporated herein by reference to Exhibit 10.1 to Park National's
                  Registration Statement on Form S-4 filed February 22, 2000
                  (Registration No. 333-30858) ("Park National's February 2000
                  Form S-4"))

     *10.2        Split-Dollar Agreement, dated May 17, 1993, between William T.
                  McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1993 (File
                  No. 0-18772)); and Schedule A identifying other identical
                  Split-Dollar Agreements between subsidiaries of Park National and executive officers of such subsidiaries who are directors or executive officers of Park National (incorporated herein by reference to Exhibit 10.2 to Park National's February 2000
                  Form S-4)

   EXHIBIT
     NO.                              DESCRIPTION OF EXHIBIT
     ---                              ----------------------

     *10.3        Split-Dollar Agreement dated September 29, 1993, between
                  Dominic C. Fanello and The Richland Trust Company
                  (incorporated herein by reference to Exhibit 10(g) to Park
                  National's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A identifying other identical Split-Dollar Agreements between directors of Park National and The Park National Bank, The
                  Richland Trust Company, Century National Bank or The
                  First-Knox National Bank of Mount Vernon as identified in such Schedule A (incorporated herein by reference to Exhibit 10.3 to Park National's February 2000 Form S-4)

     *10.4 Park National Corporation 1995 Incentive Stock Option Plan (as amended through April 20, 1998) (incorporated herein by reference to Exhibit 10 to Park National's Registration
                  Statement on Form S-8 filed May 14, 1998 (Registration No.
                  333-52653))

     *10.5 Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995
                  Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File
                  No. 1-13006))

     *10.6        Description of Park National Corporation Supplemental
                  Executive Retirement Plan (incorporated herein by reference to Exhibit 10(i) to Park National's Registration Statement on
                  Form S-4, filed on January 24, 1997 (Registration No.
                  333-20417))

     **13         Annual Report to Shareholders for the fiscal year ended
                  December 31, 1999 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (incorporated by reference to the financial statements portion of this Annual Report on Form
                  10-K beginning at page 23)

     21 Subsidiaries of Park National (incorporated herein by reference to Exhibit 21 to Park National's Annual Report on
                  Form 10-K for the fiscal year ended December 31, 1998 (File
                  No. 1-13006))

     **23         Consent of Ernst & Young LLP

     **24         Powers of Attorney of Directors and Executive Officers of Park
                  National

     **27         Financial Data Schedule (1999 fiscal year)

--------------

*  Management contract or compensatory plan or arrangement
** Filed herewith