Form 10-Q
period 2000-03-31
PARK NATIONAL CORP /OH/
filed 2000-05-05
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                               1-13006
                      ---------------------------------------------------------

                            Park National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                     31-1179518
---------------------------------           ------------------------------------
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

 9,681,263 common shares, no par value per share, outstanding at April 19, 2000.
----------



                                  Page 1 of 27
                            Exhibit Index at Page 21

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------


                                                                                                            Page
                                                                                                            ----
PART I.   FINANCIAL INFORMATION                                                                             3-12

    Item 1.  Financial Statements                                                                           3-12

                 Consolidated Balance Sheets as of March 31, 2000 and
                 December 31, 1999 (unaudited)                                                                 3

                 Consolidated Condensed Statements of Income for the
                 Three Months ended March 31, 2000 and 1999 (unaudited)                                      4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Three Months ended March 31, 2000 and 1999
                 (unaudited)                                                                                   6

                 Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2000 and 1999 (unaudited)                                                   7,8

                 Notes to Consolidated Financial Statements                                                 9-12

    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                          13-18

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                        18


PART II.  OTHER INFORMATION                                                                                19-20

     Item 1.  Legal Proceedings                                                                               19

     Item 2.  Changes in Securities and Use of Proceeds                                                       19

     Item 3.  Defaults Upon Senior Securities                                                                 19

     Item 4.  Submission of Matters to a Vote of Security Holders                                          19-20

     Item 5.  Other Information                                                                            20-21

     Item 6.  Exhibits and Reports on Form 8-K                                                             21-22


SIGNATURES                                                                                                    23

EXHIBITS                                                                                                   24-27

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)


                                                                         March 31,              December 31,
                                                                           2000                       1999
------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                                     $87,047                   $104,222
------------------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
    (amortized cost of $637,084 and $630,586
     at March 31, 2000 and December 31, 1999)                                  622,129                    619,009
------------------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
    (fair value approximates $4,413 and $4,451
     at March 31, 2000 and December 31, 1999)                                    4,311                      4,321
------------------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                          1,858,359                  1,833,948
------------------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                           42,257                     41,266
------------------------------------------------------------------------------------------------------------------
      Net loans                                                              1,816,102                  1,792,682
------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                             26,076                     26,542
------------------------------------------------------------------------------------------------------------------
   Other assets                                                                 94,444                     87,561
------------------------------------------------------------------------------------------------------------------

            Total assets                                                    $2,650,109                 $2,634,337
------------------------------------------------------------------------------------------------------------------


Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest-bearing                                                     $281,304                   $289,291
------------------------------------------------------------------------------------------------------------------
      Interest-bearing                                                       1,780,255                  1,725,856
------------------------------------------------------------------------------------------------------------------
         Total deposits                                                      2,061,559                  2,015,147
------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                       199,999                    348,199
------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                              125,075                         76
------------------------------------------------------------------------------------------------------------------
   Other liabilities                                                            24,953                     31,335
------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                   2,411,586                  2,394,757
------------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
       authorized;  10,031,135 shares issued in 2000
       and 10,031,135 issued in 1999)                                           68,383                     68,383
------------------------------------------------------------------------------------------------------------------
      Unrealized holding gain on
       available-for-sale securities, net                                       (9,721)                    (7,525)
------------------------------------------------------------------------------------------------------------------
      Retained earnings                                                        205,846                    199,736
------------------------------------------------------------------------------------------------------------------
      Treasury stock (337,872 shares in 2000
            and 291,301 shares in 1999)                                        (25,985)                   (21,014)
------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                            238,523                    239,580
------------------------------------------------------------------------------------------------------------------

            Total liabilities and stockholders' equity                      $2,650,109                 $2,634,337
------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                                              Three Months Ended
                                                                                  March 31,
                                                             ------------------------------------------------
                                                                    2000                              1999
-------------------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                                      $40,399                           $36,105
-------------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
       its agencies and other securities                             9,013                             8,780
-------------------------------------------------------------------------------------------------------------
      Obligations of states
       and political subdivisions                                    1,312                             1,343
-------------------------------------------------------------------------------------------------------------

   Other interest income                                                 7                                13
-------------------------------------------------------------------------------------------------------------
         Total interest income                                      50,731                            46,241
-------------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                                    3,466                             3,301
-------------------------------------------------------------------------------------------------------------
      Time deposits                                                 13,116                            12,184
-------------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                                          3,425                             2,738
-------------------------------------------------------------------------------------------------------------
      Long-term debt                                                 1,214                               120
-------------------------------------------------------------------------------------------------------------


      Total interest expense                                        21,221                            18,343
-------------------------------------------------------------------------------------------------------------

         Net interest income                                        29,510                            27,898
-------------------------------------------------------------------------------------------------------------


Provision for loan losses                                            1,634                             1,545
-------------------------------------------------------------------------------------------------------------


         Net interest income after
          provision for loan losses                                 27,876                            26,353
-------------------------------------------------------------------------------------------------------------


Other income                                                         6,797                             6,379
-------------------------------------------------------------------------------------------------------------


Gain on sale of securities                                               0                                 0
-------------------------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                   ----------------------------------------------
                                                                        2000                              1999
-----------------------------------------------------------------------------------------------------------------

Other expense:

   Salaries and employee benefits                                       $9,492                            $8,584
-----------------------------------------------------------------------------------------------------------------
   Occupancy expense                                                       963                               941
-----------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                                         899                               986
-----------------------------------------------------------------------------------------------------------------
   Other expense                                                         5,904                             5,697
-----------------------------------------------------------------------------------------------------------------
      Total other expense                                               17,258                            16,208
-----------------------------------------------------------------------------------------------------------------

         Income before federal income taxes                             17,415                            16,524
-----------------------------------------------------------------------------------------------------------------

Federal income taxes                                                     4,981                             4,926
-----------------------------------------------------------------------------------------------------------------

         Net income                                                    $12,434                           $11,598
=================================================================================================================



PER SHARE:

   Net income:
      Basic                                                              $1.28                             $1.19
-----------------------------------------------------------------------------------------------------------------
      Diluted                                                            $1.27                             $1.18
=================================================================================================================


   Weighted average common shares outstanding:
      Basic                                                          9,724,234                         9,771,925
-----------------------------------------------------------------------------------------------------------------
      Diluted                                                        9,767,434                         9,810,600
=================================================================================================================


   Cash dividends declared                                               $0.65                             $0.57
=================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)




                                                                                               Common      Retained
                                                                                                Stock      Earnings
-------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                                                    $68,398      $177,050
-------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                                  11,598
-------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($1,069)
-------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
-------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $.57 per share                                                                                   (5,585)
-------------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 652 shares                                                      22
-------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 13,340 shares
-------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,750 shares
-------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1999                                                                       $68,420      $183,063
=========================================================================================================================

-------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                                                                    $68,383      $199,736
-------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                                 $12,434
-------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($1,182)
-------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
-------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $.65 per share                                                                                   (6,324)
-------------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 0 shares
-------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 54,948 shares
-------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,377 shares
-------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2000                                                                       $68,383      $205,846
=========================================================================================================================




                                                                                        Accumulated
                                                                         Treasury           Other
                                                                            Stock       Comprehensive      Comprehensive
                                                                          at Cost           Income            Income
--------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                                ($17,294)           $7,536
--------------------------------------------------------------------------------------------------------
    Net Income                                                                                                    $11,598
--------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($1,069)                                                        (1,987)           (1,987)
--------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                  $9,611
--------------------------------------------------------------------------------------------------------==================
    Cash dividends on common stock:
       Park at $.57 per share
--------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 652 shares
--------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 13,340 shares                                   (1,211)
--------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,750 shares                      462
--------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 1999                                                   ($18,043)           $5,549
========================================================================================================

--------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                                                ($21,014)          ($7,525)
--------------------------------------------------------------------------------------------------------
    Net Income                                                                                                    $12,434
--------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($1,182)                                                        (2,196)           (2,196)
--------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                 $10,238
--------------------------------------------------------------------------------------------------------==================
    Cash dividends on common stock:
       Park at $.65 per share
--------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 0 shares
--------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 54,948 shares                                   (5,396)
--------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,377 shares                      425
--------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2000                                                   ($25,985)          ($9,721)
========================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                              --------------------------------------------
                                                                                        2000                       1999
--------------------------------------------------------------------------------------------------------------------------

Operating activities:

   Net income                                                                          $12,434                    $11,598
--------------------------------------------------------------------------------------------------------------------------

       Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation, amortization and accretion                                       466                        487
       -------------------------------------------------------------------------------------------------------------------
            Provision for loan losses                                                    1,634                      1,545
       -------------------------------------------------------------------------------------------------------------------
            Amortization of the excess of cost over
                       net assets of banks purchased                                       654                        575
       -------------------------------------------------------------------------------------------------------------------
            Realized investment security gains                                               0                          0
       -------------------------------------------------------------------------------------------------------------------

            Changes in assets and liabilities:
                 Increase in other assets                                               (6,375)                    (2,267)
       -------------------------------------------------------------------------------------------------------------------
                 Decrease in other liabilities                                             (51)                    (2,272)
       -------------------------------------------------------------------------------------------------------------------


            Net cash provided from operating activities                                  8,762                      9,666
       -------------------------------------------------------------------------------------------------------------------



Investing activities:

       Proceeds from sales of:
            Available-for-sale securities                                                    0                          0
       -------------------------------------------------------------------------------------------------------------------
       Proceeds from maturities of:
            Available-for-sale securities                                               13,925                     47,930
       -------------------------------------------------------------------------------------------------------------------
            Held-to-maturity securities                                                     10                         15
       -------------------------------------------------------------------------------------------------------------------
       Purchases of:
            Available-for-sale securities                                              (20,254)                   (56,425)
       -------------------------------------------------------------------------------------------------------------------
       Net increase in loans                                                           (24,787)                    (1,574)
       -------------------------------------------------------------------------------------------------------------------
       Purchases of premises and equipment, net                                           (416)                      (430)
       -------------------------------------------------------------------------------------------------------------------

            Net cash used by
                 investing activities                                                  (31,522)                   (10,484)
       -------------------------------------------------------------------------------------------------------------------




                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)


                                                                                       Three Months Ended
                                                                                           March 31,
                                                                      ------------------------------------------------
                                                                                2000                           1999
----------------------------------------------------------------------------------------------------------------------
Financing activities:

       Net increase/(decrease) in deposits                                     $46,412                       ($27,471)
       ---------------------------------------------------------------------------------------------------------------
       Net increase/(decrease) in short-term borrowings                       (148,200)                        28,738
       ---------------------------------------------------------------------------------------------------------------
       Exercise of stock options                                                     0                             22
       ---------------------------------------------------------------------------------------------------------------
       Purchase of treasury stock, net                                          (4,971)                          (749)
       ---------------------------------------------------------------------------------------------------------------
       Repayment of long-term debt                                                  (1)                        (8,353)
       ---------------------------------------------------------------------------------------------------------------
       Long-term debt issued                                                   125,000                              0
       ---------------------------------------------------------------------------------------------------------------
       Cash dividends paid                                                     (12,655)                       (11,171)
       ---------------------------------------------------------------------------------------------------------------



            Net cash (used)/provided from financing activities                   5,585                        (18,984)
       ---------------------------------------------------------------------------------------------------------------



            (Decrease) in cash and cash equivalents                            (17,175)                       (19,802)
       ---------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                 104,222                        100,291
----------------------------------------------------------------------------------------------------------------------


            Cash and cash equivalents at end of period                         $87,047                        $80,489
======================================================================================================================


Supplemental disclosures of cash flow information:


       Cash paid for:
            Interest                                                           $21,700                        $18,660
       ---------------------------------------------------------------------------------------------------------------

            Income taxes                                                            $0                             $0
       ---------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three Months Ended March 31, 2000 and 1999.


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2000.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts in 1999 have been reclassified to conform to the financial statement presentation used for 2000.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.


NOTE 2 - STOCK DIVIDEND

The Corporation's Board of Directors approved a 5% stock dividend in November 1999. The additional shares resulting from the dividend were distributed on December 15, 1999 to stockholders of record as of December 3, 1999. The unaudited consolidated financial statements, notes, and other references to share and per share data have been retroactively restated for the stock dividend.


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

                       Allowance for Possible Loan Losses

----------------------------------------------------------------------------
                                              (In Thousands)
----------------------------------------------------------------------------
                                       2000                   1999
----------------------------------------------------------------------------
Beginning January 1                  $41,266                $37,989
----------------------------------------------------------------------------
   Provision for loan losses           1,634                  1,545
----------------------------------------------------------------------------
   Losses charged to the reserve      (1,771)                (1,536)
----------------------------------------------------------------------------
   Recoveries                          1,128                  1,459
                                     -------                -------
----------------------------------------------------------------------------
Balance March 31,                    $42,257                $39,457
                                     =======                =======
----------------------------------------------------------------------------


NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2000 and 1999.


----------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
                                        MARCH 31,                                            2000            1999
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                    $12,434         $11,598
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
DENOMINATOR:
----------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE-WEIGHTED-AVG. SHARES                               9,724,234       9,771,925
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
EFFECT OF DILUTIVE SECURITIES                                                                  43,200          38,675
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE-ADJUSTED WEIGHTED-                               9,767,434       9,810,600
AVERAGE SHARES AND ASSUMED CONVERSIONS
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                        $1.28           $1.19
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                                      $1.27           $1.18
----------------------------------------------------------------------------------------------------------------------


NOTE 5 - SEGMENT INFORMATION

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

 (PND) headquartered in Newark, Ohio and the Fairfield National Division (FND) headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division (FKND) headquartered in Mount Vernon, Ohio and the Farmers and Savings Division (FSD) headquartered in Loudonville, Ohio. Information about reportable segments follows:


----------------------------------------------------------------------------------------------------------------------------------
                             OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                            PND           FND           RTC           CNB           FKND         FSD      All Other       Total
----------------------------------------------------------------------------------------------------------------------------------
Net Interest              $10,461        $3,242        $4,606        $4,224        $5,622        $846        $509         $29,510
Income
----------------------------------------------------------------------------------------------------------------------------------
Provision for                 780           150           225           120           279          60          20           1,634
Loan Losses
----------------------------------------------------------------------------------------------------------------------------------
Other Income                3,405           719           580           785         1,124          94          90           6,797
----------------------------------------------------------------------------------------------------------------------------------
Other Expense               6,067         1,952         2,629         2,387         3,254         421         548          17,258
----------------------------------------------------------------------------------------------------------------------------------
Net Income                 $4,964        $1,256        $1,547        $1,722        $2,286        $324        $335         $12,434
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000:
----------------------------------------------------------------------------------------------------------------------------------
Assets                   $961,581      $292,191      $444,846      $393,330      $524,079     $70,016   $(35,934)      $2,650,109
----------------------------------------------------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------------------------
                             OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                            PND           FND           RTC           CNB           FKND         FSD       All Other        Total
----------------------------------------------------------------------------------------------------------------------------------
Net Interest              $10,049        $3,005        $4,294        $3,990        $5,574        $757         $229         $27,898
Income
----------------------------------------------------------------------------------------------------------------------------------
Provision for                 735           150           225           120           279          36           --           1,545
Loan Losses
----------------------------------------------------------------------------------------------------------------------------------
Other Income                3,025           644           697           754         1,123          75           61           6,379
----------------------------------------------------------------------------------------------------------------------------------
Other Expense               5,834         1,905         2,598         2,202         2,992         429          248          16,208
----------------------------------------------------------------------------------------------------------------------------------
Net Income                 $4,527        $1,080        $1,437        $1,666        $2,419        $265         $204         $11,598
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999:
----------------------------------------------------------------------------------------------------------------------------------
Assets                   $842,345      $282,602      $410,042      $375,556      $487,622     $62,897     $(11,930)     $2,449,134
----------------------------------------------------------------------------------------------------------------------------------

The operating results of the Parent Company and Guardian Finance Company (GFC) (all other) are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2000 and 1999. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2000 and 1999 consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

NOTE 6 - ACQUISITIONS

On December 14, 1999, the Corporation entered into an Agreement and Plan of Merger (as amended, the "UB Merger Agreement") with U.B. Bancshares, Inc. (UB), a $180 million bank holding company headquartered in Bucyrus, Ohio, providing for a merger of UB into the Corporation. The UB Merger became effective April 30, 2000. Under terms of the UB Merger Agreement, the shareholders of UB are expected to receive .577209 Park common shares for each outstanding share of UB in a tax free exchange. The Corporation expects to issue an aggregate of 325,500 common shares in connection with the UB Merger which will be accounted for as a pooling-of-interests.

On December 17, 1999, the Corporation entered into an Agreement and Plan of Merger (as amended the "SNB Merger Agreement") with SNB Corp. (SNB), a $300 million bank holding company headquartered in Greenville, Ohio, providing for a merger of SNB into the Corporation. The SNB Merger also became effective April 30, 2000. Under terms of the SNB Merger Agreement, the shareholders of SNB are expected to receive 5.367537 Park common shares for each outstanding share of SNB in a tax free exchange. The Corporation expects to issue an aggregate of 835,500 common shares to complete the SNB Merger which will be accounted for as a pooling-of-interests.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


    Comparison of Results of Operations for the Quarters Ended March 31, 2000 and 1999.


NET INTEREST INCOME

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.6 million or 5.8% to $29.5 million for the three months ended March 31, 2000 compared to $27.9 million for the first quarter of 1999. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2000 with the same quarter in 1999.


-------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31,
      (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                                                  2000                         1999
-------------------------------------------------------------------------------------------------
                                             Average      Tax              Average      Tax
                                             Balance  Equivalent           Balance   Equivalent
                                                           %                             %
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
LOANS                                     $1,845,096     8.86%          $1,640,973     8.96%
-------------------------------------------------------------------------------------------------
TAXABLE INVESTMENTS                         $535,645     6.77%            $530,925     6.71%
-------------------------------------------------------------------------------------------------
TAX EXEMPT INVESTMENTS                      $102,831     7.22%            $105,282     7.27%
-------------------------------------------------------------------------------------------------
FEDERAL FUNDS SOLD                              $466     5.53%                $917     5.47%
-------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS                   $2,484,038     8.33%          $2,278,097     8.35%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
INTEREST BEARING DEPOSITS                 $1,736,463     3.84%          $1,644,428     3.82%
-------------------------------------------------------------------------------------------------
SHORT-TERM BORROWINGS                       $267,239     5.15%            $262,093     4.30%
-------------------------------------------------------------------------------------------------
LONG-TERM DEBT                               $81,119     6.02%              $4,853     6.44%
-------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES              $2,084,821     4.09%          $1,911,374     3.89%
-------------------------------------------------------------------------------------------------
EXCESS INTEREST EARNING ASSETS              $399,217     4.24%            $366,723     4.46%
-------------------------------------------------------------------------------------------------
NET INTEREST MARGIN                                      4.89%                         5.09%
-------------------------------------------------------------------------------------------------

Average interest earning assets increased by $206 million or 9.0% to $2,484 million for the quarter ended March 31, 2000 compared to the same quarter in 1999. Average loan totals increased by $204 million or 12.4% to $1,845 million for the first quarter of 2000 compared to the first quarter in 1999. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles has continued to be relatively strong and accounts for the growth in average loan balances for the first quarter of 2000 compared to the same period in 1999. The average yield on the loan portfolio was 8.86% for the first quarter of 2000 compared to 8.96% for the same period in 1999. The average prime lending rate for Park's affiliate banks was 8.69% for the first quarter of 2000 compared to 7.75% for the same period in 1999. The Federal Reserve increased the federal funds rate by 1.25% during the second half of

1999 and the first quarter of 2000. Park's prime lending rate was increased by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio was 8.83% for the second quarter of 1999, 8.73% for the third quarter of 1999 and 8.88% for the fourth quarter of 1999. The yield on Park's loan portfolio is expected to increase over the remainder of the year as variable rate loans reprice and new loan originations have an average rate that is higher than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $2 million or .3% to $639 million for the first quarter of 2000 compared to the same quarter in 1999. The yield on taxable investment securities increased to 6.77% in 2000 compared to 6.71% in 1999 and the yield on tax exempt securities decreased to 7.22% in 2000 compared to 7.27% in 1999. The average maturity or repricing of the investment portfolio was approximately 5.5 years at March 31, 2000 compared to 3.5 years at March 31, 1999. The extension of the average maturity of the investment portfolio was primarily due to callable U.S. Agency securities of approximately $200 million being priced to their maturity of 7.5 years compared to their first call date in 2 years. If interest rates were to decline in 2000, the average maturity of the investment portfolio could shorten by two years.

Average interest bearing liabilities increased by $173 million or 9.1% to $2,085 million for the quarter ended March 31, 2000 compared to the same quarter in 1999. Average interest bearing deposits increased by $92 million or 5.6% to $1,736 million for the first quarter of 2000 compared to the same period in 1999. Average short-term borrowings increased by $5 million or 2.0% to $267 million and average long-term debt increased by $76 million to $81 million for the first quarter of 2000 compared to the same period in 1999. The increase in borrowed funds was needed to help fund the increase in the loan portfolio. Long-term debt consists of variable rate Federal Home Loan Bank advances with a maturity of two years. These advances reprice every thirty days based on the one month LIBOR index.

The average cost of interest bearing liabilities increased by .20% to 4.09% in 2000 compared to 3.89% in 1999. The average cost of interest bearing deposits increased slightly by .02% to 3.84% in 2000 compared to 3.82% in 1999. The average cost of total borrowing increased by 1.02% to 5.36% in 2000 compared to 4.34% in 1999. The cost of Park's interest bearing liabilities is expected to continue to increase over the remainder of the year as the cost of new certificates of deposit is higher than the current portfolio rate.

The increase in net interest income of $1.6 million or 5.8% to $29.5 million for the quarter ended March 31, 2000 was primarily due to the 9.0% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .22% to 4.24% in 2000 compared to 4.46% in 1999. However, the increase in average interest earning assets of $206 million or 9.0% in 2000 compared to 1999 and the increase in excess interest earning assets of $32 million or 8.9% in 2000 compared to 1999 was still able to produce an increase in net interest income of 5.8% for the first quarter of 2000 compared to the first quarter of 1999. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .20% to 4.89% for the first quarter of 2000 compared to 5.09% in 1999. This decrease in the net interest margin was due to the decrease in the net interest spread.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $89,000 or 5.8% to $1.6 million for the quarter ended March 31, 2000 compared to $1.5 million for the same period in 1999. Net charge-offs were $643,000 in 2000 compared to $77,000 in 1999. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $5.1 million or .27% of loans at March 31, 2000 compared to $5.1 million or .28% of loans at December 31, 1999 and $5.0 million or .30% of loans at March 31, 1999. The reserve for loan losses as a percentage of outstanding loans was 2.27% at March 31, 2000 compared to 2.25% at December 31, 1999 and 2.40% at March 31, 1999. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.


NONINTEREST INCOME

Noninterest income increased by $418,000 or 6.6% to $6.8 million for the first quarter of 2000 compared to $6.4 million for the first quarter of 1999. The following table summarizes the change in noninterest income.


   ----------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                         (in thousands)
   ----------------------------------------------------------------------------------------------------------
                                                            2000                1999            Change
   ----------------------------------------------------------------------------------------------------------
   Fees from Fiduciary Activities                          $1,526              $1,327            $199
   ----------------------------------------------------------------------------------------------------------
   Service Charges on Deposit Accounts                      2,036               1,692             344
   ----------------------------------------------------------------------------------------------------------
   Other Service Income                                     1,113               1,295            (182)
   ----------------------------------------------------------------------------------------------------------
   Other Income                                             2,122               2,065              57
   ----------------------------------------------------------------------------------------------------------
        Total                                              $6,797              $6,379            $418
   ----------------------------------------------------------------------------------------------------------

The increase in fee income from fiduciary activities was primarily due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts was due to increases in the number of transaction accounts and to fee increases. The decrease in fees earned from other service income was primarily due to a decrease in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to higher interest rates.


OTHER EXPENSE

Total other expense increased by $1.1 million or 6.5% to $17.3 million for the three months ended March 31, 2000 compared to $16.2 million for the same period in 1999. Salaries and employee benefits expense increased by $908,000 or 10.6% to $9.5 million for the first quarter of 2000 compared to the same period in 1999. Salaries increased by $655,000 or 9.6% and benefits expense increased by $253,000 or 14.3% in 2000 compared to 1999. Full time equivalent employees were 1,017 at March 31, 2000 and 1,005 at March 31, 1999.

FEDERAL INCOME TAXES

Federal income tax expense was $5.0 million for the first quarter of 2000 compared to $4.9 million for the same period in 1999. The ratio of federal income tax expense to income before taxes was approximately 28.6% in 2000 and 29.8% in 1999. The primary difference between the effective federal income tax rate and the statutory rate of 35% is due to tax-exempt interest income on loans and investments.


NET INCOME

Net income increased by $836,000 or 7.2% to $12.4 million for the three months ended March 31, 2000 compared to $11.6 million for the first quarter of 1999. The annualized, first quarter net income to average assets ratio (ROA) was 1.90% in 2000 compared to 1.93% in 1999. The annualized, first quarter net income to average equity ratio (ROE) was 21.30% in 2000 compared to 20.03% in 1999.

Diluted earnings per share increased by 7.6% to $1.27 for the first quarter of 2000 compared to $1.18 for the same quarter in 1999.

                        COMPARISON OF FINANCIAL CONDITION
                    FOR MARCH 31, 2000 AND DECEMBER 31, 1999



CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets increased by $16 million or .6% to $2,650 million at March 31, 2000 compared to $2,634 million at December 31, 1999. Total loans increased by $24 million, investments increased by $3 million, other assets increased by $6 million and cash and due from banks decreased by $17 million.

Total liabilities increased by $17 million or .7% to $2,412 million at March 31, 2000 compared to $2,395 million at December 31, 1999. Total deposits increased by $46 million, borrowed funds decreased by $23 million and other liabilities decreased by $6 million. Long-term debt of $125 million was borrowed from the Federal Home Loan Bank and was used to repay short-term borrowings. The long-term debt has a maturity in two years and reprices every thirty days based on the one month LIBOR index.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 70.1% at March 31, 2000 compared to 69.6% at December 31, 1999 and 67.1% at March 31, 1999. Cash and cash equivalents totaled $87 million at March 31, 2000 compared to $104 million at December 31, 1999 and $80 million at March 31, 1999. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


CAPITAL RESOURCES

Stockholders' equity at March 31, 2000 was $239 million or 9.00% of total assets compared to $240 million or 9.09% of total assets at December 31, 1999 and $239 million or 9.76% of total assets at March 31, 1999.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.06% at March 31, 2000 and 9.05% at December 31, 1999. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.07% at March 31, 2000 and 13.15% at December 31, 1999. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.33% at March 31, 2000 and 14.41% at December 31, 1999.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2000. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2000:


                                                               TIER I           TOTAL
                                               LEVERAGE      RISK-BASED      RISK-BASED

-----------------------------------------------------------------------------------------
Park National Bank                             6.75%           9.15%          11.53%
-----------------------------------------------------------------------------------------
Richland Trust Company                         6.44%          10.67%          11.93%
-----------------------------------------------------------------------------------------
Century National Bank                          6.51%          11.02%          12.29%
-----------------------------------------------------------------------------------------
First-Knox National Bank                       6.27%           8.92%          12.56%
-----------------------------------------------------------------------------------------
Park National Corporation                      9.06%          13.07%          14.33%
-----------------------------------------------------------------------------------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
-----------------------------------------------------------------------------------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
-----------------------------------------------------------------------------------------


At the April 17, 2000 Park National Corporation Board of Director's meeting, a cash dividend of $.65 per share was declared payable on June 9, 2000 to stockholders of record on May 26, 2000.





ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          a. On April 17, 2000 Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 25, 2000 record date, 9,719,637 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 8,468,745 or 87.1% of the outstanding common shares entitled to vote were represented by proxy or in person.

          b.  Directors elected at the Annual Meeting for a three year term:

                                James J. Cullers

         8,458,393  For   10,352  Withheld    -0-   Abstain and Broker Non-Votes
         ---------        ------              ---


                                R. William Geyer

         8,455,144  For   13,601  Withheld    -0-   Abstain and Broker Non-Votes
         ---------        ------              ---


                              William T. McConnell

          8,455,819 For   12,926  Withheld    -0-   Abstain and Broker Non-Votes
          ----------      ------              ---


                                James A. McElroy

          8,457,404 For   11,341  Withheld    -0-   Abstain and Broker Non-Votes
          ---------       ------              ---

                               William A. Phillips

          8,458,525 For   10,220  Withheld    -0-   Abstain and Broker Non-Votes
          ---------       ------              ---


                                 John L. Warner

          8,452,199 For   16,546  Withheld    -0-   Abstain and Broker Non-Votes
          ---------               --------    ---




  Directors whose term of office continued after the Annual Meeting:

                               C. Daniel DeLawder
                               Philip H. Jordan, Jr., Ph.D.
                               Howard E. LeFevre
                               John J. O'Neill
                               Maureen Buchwald
                               D. C. Fanello
                               Phillip T. Leitnaker
                               J. Gilbert Reese
                               Rick R. Taylor

                 Tami L. Longaberger resigned as a director effective April 17, 2000.

                 c.  See Item 4(b) for the voting results for directors.

                 d.  Not applicable

Item 5.  OTHER INFORMATION

         Effective 11:59 p.m., Eastern Daylight Time, on April 30, 2000 (the " UB Effective Time"), Park acquired U.B. Bancshares, Inc. of Bucyrus, Ohio ("UB") through the merger of UB with and into Park (the "UB Merger"). The UB Merger was effected pursuant to the terms of the Agreement and Plan of Merger, dated as of December 14, 1999, as amended by the Amendment to Agreement and Plan of Merger, dated as of February 14, 2000 (collectively, the "UB Merger Agreement"), between Park and UB. Under the terms of the UB Merger Agreement, each share of UB common stock, stated value $1.67 per share (the "UB Common Stock"), outstanding immediately prior to the UB Effective Time was cancelled and extinguished and the holder thereof became entitled to receive .577209 Park common shares, without par value, in a tax free exchange. This exchange ratio was determined by negotiation between representatives of Park and UB, and represents the number obtained by dividing 325,500 by the number of shares of UB Common Stock outstanding immediately prior to the UB Effective Time. The UB Merger will be accounted for as a pooling-of-interests. The Park common shares to be issued to the former UB shareholders will be newly-issued Park common shares which have been registered under the Securities Act of 1933 on a Registration Statement on Form S-4 (Registration No. 333-30858) and listed with the American Stock Exchange.

         At the end of March 2000, UB had approximately $180 million in assets. Through its subsidiary United Bank, N.A., a national banking association, UB served banking customers from eight offices located in Crawford and Marion counties in Ohio. As a result of the UB Merger, United Bank, N.A. became a community bank affiliate of Park. United Bank, N.A. will retain its separate identity, current management and Board of Directors to serve the banking needs of its customers and community.

         Effective 11:59 p.m., Eastern Daylight Time, on April 30, 2000 (the "SNB Effective Time"), Park also acquired SNB Corp. of Greenville, Ohio ("SNB") through the merger of SNB with and into Park (the "SNB Merger"). The SNB Merger was effected pursuant to the terms of the Agreement and Plan of Merger, dated as of December 17, 1999, as amended by the Amendment to Agreement and Plan of Merger, dated as of March 3, 2000, and the Amendment No. 2 to Agreement and Plan of Merger, dated as of April 25, 2000 (collectively, the "SNB Merger Agreement"), between Park and SNB. Under the terms of the SNB Merger Agreement, each SNB common share, without par value, outstanding immediately prior to the SNB Effective Time was converted into the right to receive 5.367537 Park common shares in a tax free exchange. This exchange ratio was determined by negotiation between representatives of Park and SNB, and represents the number obtained by dividing 835,500 by the number of SNB common shares outstanding immediately prior to the SNB Effective Time. The SNB Merger will be accounted for as a pooling-of-interests. The Park common shares to be issued to the former SNB shareholders will be newly-issued Park common shares which have been registered under the Securities Act of 1933 on a Registration Statement on Form S-4 (Registration No. 333-31810) and listed with the American Stock Exchange.

         At the end of March 2000, SNB had approximately $300 million in assets. Through its subsidiary Second National Bank, a national banking association, SNB served banking customers from eight offices located in Darke and Mercer counties in Ohio. As a result of the SNB Merger, Second National Bank became a community bank affiliate of Park. Second National Bank will retain its separate identity, current management and Board of Directors to serve the banking needs of its customers and community.

Cash will be paid for any fractional Park common shares resulting from the exchange in an amount determined by multiplying the fractional Park common share interest by $96.83, which amount represents the average trading price of Park common shares for the 20 trading days prior to the expiration of the waiting period following Federal Reserve Board approval of the UB Merger and SNB Merger.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS
Exhibit No.                                                      Description
-----------                                                      -----------

         2.1 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of December 17, 1999, by and between Park and SNB (incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 20, 2000 (Registration No. 333-31810))

Exhibit No.                                                      Description
-----------                                                      -----------

           2.2 Amendment to Agreement and Plan of Merger, dated as of March 3, 2000, by and between Park and SNB (incorporated herein by reference to Exhibit 2.2 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 20, 2000 (Registration No. 333-31810))

           2.3 Amendment No. 2 to Agreement and Plan of Merger, dated as of April 25, 2000, by and between Park and SNB

           2.4 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of December 14, 1999, by and between Park and UB(incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 13, 2000 (Registration No. 333-30858))

           2.5 Amendment to Agreement and Plan of Merger, dated as of February 14, 2000, by and between Park and UB (incorporated herein by reference to Exhibit 2.2 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 13, 2000 (Registration No. 333-30858))

            27             Financial Data Schedule

            99 Press Release issued by Park on April 28, 2000 regarding completion of SNB Merger and UB Merger


            b.  REPORTS ON FORM 8-K

On February 29, 2000, Park filed a Current Report on Form 8-K, dated that same date, in order to report the mailing of a letter by UB to its shareholders advising them of the status of the transactions contemplated by the UB Merger Agreement.

On March 15, 2000, Park filed a Current Report on Form 8-K, dated that same date, in order to report the mailing of a letter by SNB to its shareholders advising them of the status of the transactions contemplated by the SNB Merger Agreement.

On April 18, 2000, Park filed a Current Report on Form 8-K, dated April 17, 2000, in order to report earnings for the first quarter ended March 31, 2000 and the status of the pending mergers with UB and SNB.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           PARK NATIONAL CORPORATION






DATE:   May 3, 2000                    BY:   /s/C. Daniel DeLawder
        -----------                          ----------------------

                                                C. Daniel DeLawder
                                                President and Chief Executive
                                                Officer




DATE:   May 3, 2000                    BY:   /s/John W. Kozak
        -----------                          ----------------

                                                John W. Kozak
                                                Chief Financial Officer