Form 10-Q
period 2000-06-30
PARK NATIONAL CORP /OH/
filed 2000-08-04
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                           1-13006
                      ----------------------------------------------------------

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

Yes    X       No
     ------       -----

10,831,767  common shares, no par value per share, outstanding at July 25, 2000.
----------





                                  Page 1 of 25
                            Exhibit Index at Page 22

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------


                                                                                                            Page
                                                                                                            ----
PART I.   FINANCIAL INFORMATION                                                                             3-12

    Item 1.  Financial Statements                                                                           3-12

                 Consolidated Balance Sheets as of June 30, 2000 and
                 and December 31, 1999 (unaudited)                                                             3

                 Consolidated Condensed Statements of Income for the
                 Three Months and Six Months ended June 30, 2000 and 1999 (unaudited)                        4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Six Months ended June 30, 2000 and 1999
                 (unaudited)                                                                                   6

                 Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2000 and 1999 (unaudited)                                                    7,8

                 Notes to Consolidated Financial Statements                                                 9-13

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                                 14-21

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                        21


PART II.  OTHER INFORMATION                                                                                   22

     Item 1.  Legal Proceedings                                                                               22

     Item 2.  Changes in Securities and Use of Proceeds                                                       22

     Item 3.  Defaults Upon Senior Securities                                                                 22

     Item 4.  Submission of Matters to a Vote of Security Holders                                             22

     Item 5.  Other Information                                                                               22

     Item 6.  Exhibits and Reports on Form 8-K                                                                22


SIGNATURES                                                                                                    23

EXHIBITS                                                                                                   24-25

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                       June 30,             December 31,
                                                                         2000                   1999
---------------------------------------------------------------------------------------------------------

Assets:
   Cash and due from banks                                               $107,975               $123,975
---------------------------------------------------------------------------------------------------------
   Federal funds sold                                                           0                  1,550
---------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $795,884 and $792,737
      at June 30, 2000 and December 31,1999)                              778,959                778,570
---------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $4,380 and $4,451
      at June 30, 2000 and December 31,1999)                                4,300                  4,321
---------------------------------------------------------------------------------------------------------
   Loans (net of unearned interest)                                     2,217,891              2,127,425
---------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                      47,257                 45,176
---------------------------------------------------------------------------------------------------------
               Net loans                                                2,170,634              2,082,249
---------------------------------------------------------------------------------------------------------
   Bank premises and equipment, net                                        30,917                 32,468
---------------------------------------------------------------------------------------------------------
   Other assets                                                           104,663                110,230
---------------------------------------------------------------------------------------------------------
                            Total assets                               $3,197,448             $3,133,363
---------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                                $344,263               $342,680
---------------------------------------------------------------------------------------------------------
      Interest bearing                                                  2,072,943              2,065,382
---------------------------------------------------------------------------------------------------------
               Total deposits                                           2,417,206              2,408,062

---------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                  277,113                364,258
---------------------------------------------------------------------------------------------------------
   Long-term debt                                                         181,774                 16,993
---------------------------------------------------------------------------------------------------------
   Other liabilities                                                       25,431                 53,989
---------------------------------------------------------------------------------------------------------
               Total liabilities                                        2,901,524              2,843,302
---------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  11,191,729 shares issued in 2000
            and 11,251,598 issued in 1999)                                 76,869                 79,108
---------------------------------------------------------------------------------------------------------
      Retained earnings                                                   257,699                243,488
---------------------------------------------------------------------------------------------------------
      Treasury stock (354,603 shares in 2000
            and 359,190 shares in 1999)                                   (27,642)               (23,374)
---------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                  (11,002)                (9,161)
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                       295,924                290,061
---------------------------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity                    $3,197,448             $3,133,363
---------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                        Three Months Ended                            Six Months Ended
                                                              June 30,                                     June 30,
                                              ----------------------------------------------------------------------------------
                                                      2000                  1999                   2000                  1999
--------------------------------------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                        $48,760               $42,102                $95,311               $83,700
--------------------------------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities            10,931                10,841                 21,552                21,360
--------------------------------------------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions                    1,782                 1,835                  3,637                 3,899
--------------------------------------------------------------------------------------------------------------------------------
   Other interest income                                  36                    90                    132                   209
--------------------------------------------------------------------------------------------------------------------------------
         Total interest income                        61,509                54,868                120,632               109,168
--------------------------------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                      4,842                 4,190                  9,352                 8,512
--------------------------------------------------------------------------------------------------------------------------------
      Time deposits                                   16,009                14,416                 31,576                29,090
--------------------------------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                            3,484                 3,120                  7,065                 6,082
--------------------------------------------------------------------------------------------------------------------------------
      Long-term debt                                   2,603                   246                  4,079                   539
--------------------------------------------------------------------------------------------------------------------------------

                 Total interest expense               26,938                21,972                 52,072                44,223
--------------------------------------------------------------------------------------------------------------------------------


            Net interest income                       34,571                32,896                 68,560                64,945
--------------------------------------------------------------------------------------------------------------------------------


Provision for loan losses                              2,039                 2,109                  3,748                 3,729
--------------------------------------------------------------------------------------------------------------------------------


                 Net interest income after
                 provision for loan losses            32,532                30,787                 64,812                61,216
--------------------------------------------------------------------------------------------------------------------------------


Other income                                           7,793                 6,993                 14,986                13,819
--------------------------------------------------------------------------------------------------------------------------------

Gain (loss) on sale of securities                          0                 (236)                      0                 (236)

--------------------------------------------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                             Three Months Ended                        Six Months Ended
                                                                  June 30,                                 June 30,
                                                    -------------------------------------------------------------------------------
                                                         2000                  1999               2000                  1999
-----------------------------------------------------------------------------------------------------------------------------------


Other expense:

   Salaries and employee benefits                           $10,461                $9,630            $21,416               $19,635
-----------------------------------------------------------------------------------------------------------------------------------
   Occupancy expense                                          1,061                 1,035              2,181                 2,126
-----------------------------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                            1,213                 1,232              2,372                 2,439
-----------------------------------------------------------------------------------------------------------------------------------
   Other expense                                              7,690                 7,107             14,592                13,920
-----------------------------------------------------------------------------------------------------------------------------------
      Total other expense                                    20,425                19,004             40,561                38,120
-----------------------------------------------------------------------------------------------------------------------------------

                 Income before federal income taxes          19,900                18,540             39,237                36,679
-----------------------------------------------------------------------------------------------------------------------------------

Federal income taxes                                          5,462                 5,267             10,935                10,549
-----------------------------------------------------------------------------------------------------------------------------------

                 Net income                                 $14,438               $13,273            $28,302               $26,130
===================================================================================================================================



PER SHARE:

   Net income:
      Basic                                                   $1.33                 $1.22              $2.61                 $2.40
===================================================================================================================================
      Diluted                                                 $1.33                 $1.21              $2.60                 $2.39
===================================================================================================================================

   Weighted average
      Basic                                              10,841,387            10,885,967         10,859,097            10,879,357
===================================================================================================================================
      Diluted                                            10,865,114            10,935,006         10,898,382            10,931,163
===================================================================================================================================

   Cash dividends declared                                    $0.65                 $0.57              $1.30                 $1.14
===================================================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PARK NATIONAL CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   (UNAUDITED)
  (dollars in thousands, except per share data)

                                                                                                       Accumulated
 SIX MONTHS ENDED JUNE 30, 2000 AND 1999                                               Treasury             Other
                                                                Common     Retained       Stock      Comprehensive   Comprehensive
                                                                 Stock     Earnings     at Cost            Income           Income
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                   $75,754     $221,597   ($20,208)           $8,594
------------------------------------------------------------------------------------------------------------------
    Net Income
                                                                              26,130                                       $26,130
------------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($7,395)
                                                                                                          (13,831)         (13,831)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                          $12,299
------------------------------------------------------------------------------------------------------------------==================
    Cash dividends on common stock:
       Park at $1.14 per share
                                                                             (11,164)
------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger
                                                                                (853)
------------------------------------------------------------------------------------------------------------------
    Shares issued by U. B. Bancshares prior to
        merger - 48,095 Shares                                    3,407
------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 652 shares
                                                                     35
------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 29,242 shares
                                                                                          (2,635)
------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 10,353 shares
                                                                                             549
------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 1999                                       $79,196     $235,710    ($22,294)         ($5,237)
==================================================================================================================

------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                                   $79,108     $243,488    ($23,374)         ($9,161)
------------------------------------------------------------------------------------------------------------------
    Net Income                                                               $28,302                                       $28,302
------------------------------------------------------------------------------------------------------------------------------------
    Net unrealized losses on securities available-for-sale
          net of income taxes of ($991)                                                                    (1,841)          (1,841)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                          $26,461
------------------------------------------------------------------------------------------------------------------==================
    Cash dividends on common stock:
       Park at $1.30 per share                                               (13,372)
------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger
                                                                                (719)
------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from U. B. Bancshares and SNB Corp.
       mergers - 66,360 shares                                   (2,246)                   2,246
------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in mergers - 406 shares
                                                                    (39)
------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 6,897 shares
                                                                     46
------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 75,553 shares
                                                                                          (7,220)
------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 13,780 shares
                                                                                             706
------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                       $76,869     $257,699    ($27,642)        ($11,002)
==================================================================================================================

                            THREE MONTHS ENDED JUNE 30,          2000         1999
-------------------------------------------------------------------------------------
      Net Income                                                $14,438     $ 13,273
-------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of income
                          taxes of ($440) in 2000 and
                          ($6,093) in 1999                          818      (11,315)
-------------------------------------------------------------------------------------
              Total comprehensive income                        $15,256      $ 1,958
--------------------------------------------------------------=======================

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                   6

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                              -------------------------------------
                                                                                                    2000               1999
-----------------------------------------------------------------------------------------------------------------------------------


Operating activities:

Net income                                                                                              $28,302            $26,130
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                                                               1,511              1,357
-----------------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                                              3,748              3,729
-----------------------------------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                                       1,654              1,497
-----------------------------------------------------------------------------------------------------------------------------------
   Realized investment security loss                                                                          0                236
-----------------------------------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Decrease (increase) in other assets                                                                 4,830             (4,743)
-----------------------------------------------------------------------------------------------------------------------------------
      Decrease in other liabilities                                                                     (22,227)            (6,155)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                                               17,818             22,051
               --------------------------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                                              0             23,245
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                                         48,854            111,819
-----------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                               20                563
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                                        (51,823)          (150,126)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in loans                                                                                   (91,726)           (68,986)
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                                                   (544)            (1,600)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash used by investing activities                                                    (95,219)           (85,085)
               --------------------------------------------------------------------------------------------------------------------






                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                              -------------------------------------
                                                                                                    2000               1999
-----------------------------------------------------------------------------------------------------------------------------------


Financing activities:

Net increase in deposits                                                                                $9,144            $10,597
-----------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in short-term borrowings                                                       (87,145)            72,114

-----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock by U. B. Bancshares prior to merger                                                        0              3,407
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                                                                                   46                 35
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                                         (6,553)            (2,086)
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt issued                                                                                  165,000                  0
-----------------------------------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                                               (219)            (6,229)
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid                                                                                    (20,422)           (17,597)
-----------------------------------------------------------------------------------------------------------------------------------



               Net cash provided from financing activities                                              59,851             60,241
               --------------------------------------------------------------------------------------------------------------------



               Increase/(decrease) in cash and cash equivalents                                        (17,550)            (2,793)
               --------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                                         125,525            126,705
-----------------------------------------------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period                                             $107,975           $123,912
               ====================================================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                                                   $52,278            $44,291
                            -------------------------------------------------------------------------------------------------------

                            Income taxes                                                                $5,975            $11,420
                            -------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Six Month Periods Ended June 30, 2000 and 1999.


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2000.

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


Note 3 - ACQUISITIONS

Effective April 30, 2000, Park merged with U.B. Bancshares, Inc., a $180 million one bank holding company headquartered in Bucyrus, Ohio. Park issued approximately 325,000 shares of common stock to the stockholders of U.B. Bancshares, Inc. based upon an exchange ratio of .577209 shares of Park common stock for each outstanding share of U.B. Bancshares, Inc. common stock. United Bank N.A., the wholly owned subsidiary of U.B. Bancshares, Inc., is being operated as a separate banking subsidiary by Park.

Park also merged with SNB Corp., a $300 million one bank holding company headquartered in Greenville, Ohio, effective April 30, 2000. Park issued approximately 835,000 shares of common stock to the stockholders of SNB Corp. based upon an exchange ratio of 5.367537 shares of Park common stock for each outstanding share of SNB Corp. common stock. Second National Bank, the wholly owned subsidiary of SNB Corp., is being operated as a separate banking subsidiary by Park.

The pooling-of-interests accounting treatment was used for both mergers and as a result, the historical financial statements of Park have been restated to show Park, U.B. Bancshares, Inc., and SNB Corp. on a combined basis. Separate results of operations for Park, U.B. Bancshares, Inc., and SNB Corp. follow:

                                                  Three Months                 Six Months
                                               Ended June 30, 1999        Ended June 30, 1999
Net Interest Income
   Park                                             $28,739                     $56,637
   U.B. Bancshares, Inc.                              1,565                       3,159
   SNB Corp.                                          2,592                       5,149
       Combined                                     $32,896                     $64,945

Net Income
   Park                                             $12,003                     $23,601
   U.B. Bancshares, Inc.                                372                         717
   SNB Corp.                                            898                       1,812
       Combined                                     $13,273                     $26,130

Primary Earnings Per
   Common Share
   Park                                               $1.23                       $2.42
   U.B. Bancshares, Inc.                                .70                        1.41
   SNB Corp.                                           5.89                       11.88
        Combined                                      $1.22                       $2.40

Diluted Earnings Per
   Common Share
   Park                                               $1.22                       $2.40
   U.B. Bancshares, Inc.                                .67                        1.33
   SNB Corp.                                           5.89                       11.88
       Combined                                       $1.21                       $2.39

Note 4 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

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

                                                                    (In Thousands)
                                                 --------------------------------------------------------
                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------    -------------------------
                                                   2000            1999             2000             1999

                                                 --------------------------------------------------------
Beginning of Period                              $46,043        $42,705           $45,176         $41,215
  Provision for loan losses                        2,039          2,109             3,748           3,729
  Losses charged to the reserve                   (1,661)        (1,595)           (3,676)         (3,203)
  Recoveries                                         836            763             2,009           2,241
                                                 --------------------------------------------------------
  End of Period                                  $47,257        $43,982           $47,257         $43,982
                                                 ========================================================


Note 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999.

                                                                (Dollars in thousands, except per share data)

                                                      Three Months Ended June 30,            Six Months Ended June 30,
                                                      ---------------------------            -------------------------
                                                        2000               1999               2000               1999
                                                    ---------------------------------------------------------------------
Numerator:
Net Income                                              $14,438            $13,273            $28,302           $26,130

Denominator:
Denominator for basic earnings per share             10,841,387         10,885,967         10,859,097         10,879,357
weighted-average shares

Effect of dilutive securities                            23,727             49,039             39,285             51,806

Denominator for diluted earnings per
share-adjusted weighted-average shares &
assumed conversions                                  10,865,114         10,935,006         10,898,382         10,931,163

Earnings per share:
Basic earnings per share                                  $1.33              $1.22              $2.61              $2.40
Diluted earnings per share                                $1.33              $1.21              $2.60              $2.39


Note 6 - SEGMENT INFORMATION

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its banking subsidiaries and their respective divisions. The Corporation's banking subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), The First-Knox National Bank of Mount

Vernon (FKNB), United Bank N.A. (UB), and Second National Bank (SNB). PNB operates through two banking divisions with the Park National Division (PND) headquartered in Newark, Ohio and the Fairfield National Division (FND) headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division (FKND) headquartered in Mount Vernon, Ohio and the Farmers and Savings Division (FSD) headquartered in Loudonville, Ohio. Information about reportable segments follows:


                  Operating Results for the Three Months Ended June 30, 2000 (In Thousands)
                   PND       FND     RTC      CNB     FKND      FSD      UB       SNB        All         Total
                                                                                           Other
Net Interest
Income            $10,766   $3,247  $4,569   $4,204   $5,826     $884   $1,770    $2,795      $510     $34,571
Provision for
Loan Losses           780      150     347      140      447       76       30        45        24       2,039
Other Income        3,449      776     696      838    1,164      106      217       256       291       7,793
Other Expense       5,931    1,939   2,588    2,357    3,146      404    1,395     1,607     1,058      20,425
Net Income        $ 5,309   $1,303  $1,543   $1,755   $2,406     $358     $418    $1,066      $280     $14,438


                  Operating Results for the Three Months Ended June 30, 1999 (In Thousands)
                   PND       FND     RTC      CNB     FKND      FSD      UB       SNB       All         Total
                                                                                          Other
Net Interest
Income            $10,204   $3,192  $4,427   $4,107   $5,760     $789   $1,566    $2,592      $259     $32,896
Provision for
Loan Losses           735      150     124      220      529      211       55        45        40       2,109
Other Income        3,281      439     545      740    1,140      115      218       220        59       6,757
Other Expense       5,655    1,875   2,587    2,199    2,939      401    1,236     1,586       526      19,004
Net Income        $ 4,923   $1,090  $1,497   $1,672   $2,427     $216     $371      $902      $175     $13,273



                       Operating Results for the Six Months Ended June 30, 2000 (In Thousands)
                   PND       FND       RTC       CNB      FKND      FSD       UB       SNB     All Other     Total
Net Interest
Income            $21,227    $6,489    $9,175   $8,428   $11,448   $1,730    $3,500    $5,541     $1,022      $68,560
Provision for
Loan Losses         1,560       300       572      260       726      136        60        90         44        3,748
Other Income
                    6,854     1,495     1,276    1,623     2,288      200       408       461        381       14,986
Other Expense
                   11,998     3,891     5,217    4,744     6,400      825     2,719     3,157      1,610       40,561
Net Income        $10,273    $2,559    $3,090   $3,477    $4,692     $682      $841    $2,076       $612      $28,302

     Balances at June 30, 2000
Assets            976,976   288,021   465,056  404,941   535,681   67,779   183,287   305,749   (30,042)   $3,197,448

                            Operating Results for the Six Months Ended June 30, 1999 (In Thousands)
                   PND        FND         RTC        CNB       FKND       FSD        UB         SNB     All Other      Total
Net Interest
Income            $20,253      $6,197     $8,721     $8,097    $11,334    $1,546     $3,183     $5,149        $465       $64,945
Provision for
Loan Losses         1,470         300        349        340        808       247         85         90          40         3,729
Other Income        6,306       1,083      1,242      1,494      2,263       190        478        407         120        13,583
Other Expense      11,489       3,780      5,185      4,401      5,931       830      2,637      3,079         788        38,120
Net Income         $9,450      $2,170     $2,934     $3,338     $4,846      $481       $734     $1,826        $351       $26,130

      Balances at June 30, 1999
Assets           $900,636    $272,230   $418,928   $391,810   $511,016   $61,900   $177,909   $294,102   $(17,266)    $3,011,265



The operating results of the Parent Company and Guardian Finance Company, which began operating in May 1999, are included in the category "all other" to reconcile the segment totals to the consolidated income statements for all periods. The reconciling amounts for consolidated total assets as of June 30, 2000 and 1999 consist of the elimination of intersegment borrowings and the Parent Company and Guardian Finance Company assets which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Comparison of Results of Operations for the Three and Six Month Periods
                          Ended June 30, 2000 and 1999


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.7 million or 5.1% to $34.6 million for the three months ended June 30, 2000 compared to $32.9 million for the second quarter of 1999. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2000 with the same quarter in 1999.

                                                   Three Months Ended June 30,
                                          ----------------------------------------------------
                                                         (In Thousands)
                                                  2000                         1999
                                          ----------------------     -------------------------
                                          Average         Tax        Average          Tax
                                          Balance     Equivalent     Balance       Equivalent
                                                           %                           %

Loans                                     $2,182,577     9.03%       $1,929,208      8.81%
Taxable Investments                         $643,200     6.84%         $653,860      6.67%
Tax Exempt Investments                      $148,619     6.90%         $165,250      6.50%
Federal Funds Sold                            $2,163     6.45%           $8,116      4.45%
                                          ======================================================
Interest Earning Assets                   $2,976,559     8.45%       $2,756,434      8.15%

Interest Bearing Deposits                 $2,091,603     4.01%       $2,020,966      3.70%
Short-term Borrowings                       $248,424     5.64%         $275,299      4.54%
Long-term Debt                              $161,589     6.48%          $16,827      5.86%
                                          ======================================================
Interest Bearing Liabilities              $2,501,616     4.33%       $2,313,092      3.82%
Excess Interest Earning Assets              $474,943     4.12%         $443,342      4.33%
Net Interest Margin                                      4.81%                       4.95%

Average interest earning assets increased by $220 million or 8.0% to $2,977 million for the quarter ended June 30, 2000 compared to the same quarter in 1999. Average loan totals increased by $253 million or 13.1% to $2,183 million for the second quarter of 2000 compared to the second quarter of 1999. The demand for commercial, commercial real estate, and consumer loans and leases has been strong for the past year and accounts for the growth in average loan balances for the second quarter of 2000 compared to the same period in 1999.
The average yield on the loan portfolio was 9.03% for the second quarter of 2000 compared to 8.81% for the same period in 1999. The average prime lending rate for Park's affiliate banks was 9.25% for the second quarter of 2000 compared to 7.75% for the same period in 1999. The Federal Reserve increased the federal funds rate by 1.75% during the second half of 1999 and the first half of 2000. Park's prime lending rate was increased by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio is expected to increase over the remainder of the year as variable rate loans reprice and new loan originations have an average interest rate that is higher than the current loan portfolio rate.

Average investment securities including federal funds sold decreased by $33 million or 4.0% to $794 million for the second quarter of 2000 compared to the same quarter in 1999. The yield on taxable investment securities increased to 6.84% in 2000 compared to 6.67% in 1999 and the yield on tax exempt securities increased to 6.90% in 2000 compared to 6.50% in 1999. The average maturity or repricing of the investment portfolio was approximately 5.1 years at June 30, 2000 compared to approximately 4.5 years at June 30, 1999.

Average interest bearing liabilities increased by $189 million or 8.2% to $2,502 million for the quarter ended June 30, 2000 compared to the same quarter in 1999. Average interest bearing deposits increased by $71 million or 3.5% to $2,092 million for the second quarter of 2000 compared to the same period in 1999. Average short-term borrowings decreased by $27 million or 9.8% to $248 million and average long-term debt increased by $145 million to $162 million for the second quarter of 2000 compared to the same period in 1999. The increase in average borrowed funds of $118 million was needed to help fund the increase in the loan portfolio. The increase in long-term debt consists of variable rate Federal Home Loan Bank advances with a maturity of two years. These advances reprice every thirty days based on the one month LIBOR index.

The average cost of interest bearing liabilities increased by .51% to 4.33% in 2000 compared to 3.82% in 1999. The average cost of interest bearing deposits increased by .31% to 4.01% in 2000 compared to 3.70% in 1999. The average cost of total borrowed funds increased by 1.33% to 5.95% in 2000 compared to 4.62% in 1999. The cost of Park's interest bearing liabilities is expected to continue to increase over the remainder of the year as the cost of new certificates of deposit is higher than the current portfolio rate.

The increase in net interest income of $1.7 million or 5.1% to $34.6 million for the quarter ended June 30, 2000 was primarily due to the 8.0% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .21% to 4.12% in 2000 compared to 4.33% in 1999. However, the increase in average interest earning assets of $220 million or 8.0% in 2000 compared to 1999 and the increase in excess interest earning assets of $32 million or 7.1% in 2000 compared to 1999 were still able to produce an increase in net interest income of 5.1% for the second quarter of 2000 compared to the second quarter of 1999. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .14% to 4.81% for the second quarter of 2000 compared to 4.95% in 1999. This decrease in the net interest margin was due to the decrease in the net interest spread.

  Net interest income increased by $3.6 million or 5.6% to $68.6 million for the six months ended June 30, 2000 compared to $65.0 million for the same period in 1999. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2000 with the same period in 1999.


                                                 Six months Ended June 30, (In Thousands)
                                          ---------------------------------------------------------
                                                   2000                            1999
                                         ---------------------------    ---------------------------
                                          Average     Tax Equivalent     Average    Tax Equivalent
                                          Balance           %            Balance           %
Loans                                     $2,158,494      8.92%           $1,912,668      8.84%
Taxable Investments                         $638,293      6.79%             $649,062      6.62%
Tax Exempt Investments                      $150,493      6.97%             $165,769      6.86%
Federal Funds Sold                            $4,526      5.76%               $9,770      4.29%
Interest Earning Assets                   $2,951,806      8.36%           $2,737,269      8.17%

Interest Bearing Deposits                 $2,090,978      3.94%           $2,009,993      3.76%
Short-Term Borrowings                       $258,192      5.50%             $271,911      4.49%
Long-Term Borrowings                        $130,952      6.27%              $18,372      5.88%
Interest Bearing Liabilities              $2,480,122      4.22%           $2,300,276      3.87%
Excess Interest-Earning Assets              $471,684      4.14%             $436,993      4.30%
Net Interest Margin                                       4.81%                           4.92%


Average interest earning assets increased by $215 million or 7.8% to $2,952 million for the six months ended June 30, 2000 compared to the same period in 1999. Average loans increased by $246 million or 12.9% to $2,158 million for the first half of 2000 compared to the same period in 1999. The yield on loans was 8.92% for the first half of 2000 compared to 8.84% for the first half of 1999.

Average investment securities including federal funds sold decreased by $31 million or 3.8% to $793 million for the first half of 2000 compared to the same period in 1999. The yield on taxable investment securities increased to 6.79% for the first half of 2000 compared to 6.62% for the same period in 1999.

Average interest-bearing liabilities increased by $180 million or 7.8% to $2,480 million for the first six months of 2000 compared to the same period in 1999. Average interest bearing deposits increased by $81 million or 4.0% to $2,091 million for the first half of 2000 compared to the same period in 1999. Average short-term borrowings decreased by $14 million or 5.0% to $258 million and average long-term debt increased by $113 million to $131 million for the first six months of 2000 compared to the same period in 1999. The increase in long-term debt consists of variable rate Federal Home Loan Bank advances.

The average cost of interest bearing liabilities increased by .35% to 4.22% in 2000 compared to 3.87% in 1999. The average cost of interest bearing deposits increased by .18% to 3.94% in 2000 compared to 3.76% in 1999. The cost of Park's interest bearing liabilities is expected to continue to increase over the remainder of the year as the cost of new certificates of deposit is higher than the current portfolio rate.

The increase in net interest income of $3.6 million or 5.6% to $68.6 million for the first half of 2000 was primarily due to the 7.8% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .16% to 4.14% in 2000 compared to 4.30% in 1999. However, the increase in average interest earning assets of $215 million or 7.8% in 2000 compared to 1999 and the increase in excess interest earning assets of $35 million or 7.9% in 2000 compared to 1999 were still able to generate an increase in net interest income of 5.6% for the first six months of 2000 compared to the same period in 1999. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .11% to 4.81% for 2000 compared to 4.92% in 1999. This decrease in the net interest margin was due to the decrease in the net interest spread.


Provision for Loan Losses
-------------------------

The provision for loan losses was $2.0 million and $3.7 million, respectively, for the second quarter and first half of 2000 compared to $2.1 million and $3.7 million for the same periods in 1999. Net charge-offs were $825,000 and $1.7 million, respectively, for the three and six month periods ended June 30, 2000 compared to $832,000 and $962,000 for the same periods in 1999.
Nonperforming loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $8.8 million or .40% of loans at June 30, 2000 compared to $6.5 million or .30% of loans at December 31, 1999 and $6.7 million or .34% of loans at June 30, 1999. The reserve for loan losses as a percentage of outstanding loans was 2.13% at June 30, 2000 compared to 2.12% at December 31, 1999 and 2.23% at June 30, 1999. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


Noninterest Income
------------------

Noninterest income increased by $800,000 or 11.4% to $7.8 million for the three months ended June 30, 2000 and increased by $1.2 million or 8.4% to $15.0 million for the six months ended June 30, 2000 compared to the same periods in 1999. The following is a summary of the change in noninterest income.

                                         Three Months Ended                     Six Months Ended
                                              June 30th                             June 30th
                                 ---------------------------------      ----------------------------------
                                   2000        1999        Change         2000         1999       Change
                                   ----        ----        ------         ----         ----       ------
Fees from fiduciary
activities                        $1,544      $1,307         $237        $3,070       $2,634        $436
Service charges on deposit
accounts                           2,361       2,029          332         4,569        3,877         692
Other service income               1,232       1,271         (39)         2,397        2,655       (258)
Other income                       2,656       2,386          270         4,950        4,653         297
Total                             $7,793      $6,993         $800       $14,986      $13,819      $1,167

The increase in fee income from fiduciary activities, for both periods, was primarily due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts, for both periods, was due to both an increase in the number of transaction accounts and to increases in various deposit fees. The decrease in fees earned from other service income, for both periods, was primarily due to a decrease in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to higher interest rates. The increase in other income, for both periods, was primarily due to increases in fee income from debit cards and automated teller machines.


Gain (loss) on Sale of Securities
---------------------------------

Losses from the sale of securities were $236,000 for both the three and six month periods ended June 30, 1999 compared to no gains or losses during the first six months of 2000. Longer term interest rates increased during the second quarter of 1999 and as a result the market value of the investment portfolio decreased. Mortgage-backed securities with an average book yield of 6.00% and an average life of about 4 years were sold at losses, and the proceeds were reinvested in callable U.S. Agency securities with a yield of 7.00% and an average life of about 4 years.

The net unrealized holding loss on available-for-sale securities (accumulated other comprehensive income) was $11.0 million at June 30, 2000 compared to a loss of $9.2 million at December 31, 1999 and a loss of $5.2 million at June 30, 1999. Management expects that losses will be realized from the sale of investment securities during the second half of 2000 and the proceeds from the sales will be reinvested at higher book yields with a similar average life.


Other Expense
-------------

Total other expense increased by $1.4 million or 7.5% to $20.4 million for the quarter ended June 30, 2000 and increased by $2.4 million or 6.4% to $40.6 million for the six months ended June 30, 2000 compared to the same periods in 1999.

Salaries and employee benefits expense increased by $831,000 or 8.6% to $10.5 million for the quarter ended June 30, 2000 and increased by $1.8 million or 9.1% to $21.4 million for the first six months of 2000 compared to the same periods in 1999. Salaries increased by $617,000 or 7.7% for the quarter ended June 30, 2000 and increased by $1.3 million or 8.1% for the six months ended June 30, 2000 compared to the same periods in 1999. Full time equivalent employees were 1,240 at June 30, 2000 compared to 1,222 at June 30, 1999. Benefits expense increased by $215,000 or 13.0% for the three months ended June 30, 2000 and increased by $495,000 or 13.4% for the six months ended June 30, 2000 compared to the same periods in 1999. The increase in benefits expense was primarily due to the increase in cost of medical insurance for employees.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, state franchise taxes, and amortization of intangibles increased by $583,000 or 8.2% to $7.7 million for the quarter ended June 30, 2000 and increased by $672,000 or 4.8% to $14.6 million for the first six months of 2000 compared to the same periods in 1999. The increase for both periods was due to increases in data processing expense, and professional fees pertaining to the mergers.


Federal Income Taxes
--------------------

Federal income tax expense was $5.5 million and $10.9 million, respectively, for the three and six month periods ended June 30, 2000 compared to $5.3 million and $10.6 million for the same periods in 1999. The ratio of federal income tax expense to income before taxes was approximately 28% for both the three and six month periods ended June 30, 2000 compared to approximately 29% for the same periods in 1999. The statutory rate was 35% for both 2000 and 1999. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits, which have both increased in 2000.


Net Income
----------

Net income increased by $1.2 million or 8.8% to $14.44 million for the three months ended June 30, 2000 compared to $13.27 million for the same period in 1999. For the six months ended June 30, 2000, net income increased by $2.2 million or 8.3% to $28.3 million compared to $26.1 million for the same period in 1999. The annualized, net income to average assets ratio (ROA) was 1.84% and 1.82%, respectively, for the three and six month periods ended June 30, 2000 compared to 1.80% for both periods in 1999. The annualized, net income to average equity ratio (ROE) was 20.30% and 19.90%, respectively, for the three and six month periods ended June 30, 2000 compared to 18.29% and 18.21% for the same periods in 1999.

Diluted earnings per share increased by 9.9% to $1.33 for the second quarter of 2000 compared to $1.21 for the same quarter in 1999 and increased by 8.8% to $2.60 for the first half of 2000 compared to $2.39 for the same period in 1999.

                        COMPARISON OF FINANCIAL CONDITION
                     FOR JUNE 30, 2000 AND DECEMBER 31, 1999



Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $64 million or 2.0% to $3,197 million at June 30, 2000 compared to $3,133 million at December 31, 1999. Total loans increased by $90 million, other assets decreased by $7 million and cash and due from banks decreased by $16 million.

Total liabilities increased by $58 million or 2.0% to $2,901 million at June 30, 2000 compared to $2,843 million at December 31, 1999. Total deposits increased by $9 million, borrowed funds increased by $78 million and other liabilities decreased by $29 million. Long-term debt of $165 million was borrowed from the Federal Home Loan Bank and was used to repay short-term borrowings. The long-term debt has a maturity of two years and reprices every thirty days based on the one month LIBOR index.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 69.4% at June 30, 2000 compared to 67.9% at December 31, 1999 and 65.4% at June 30, 1999. Cash and cash equivalents totaled $108 million at June 30, 2000 compared to $126 million at December 31, 1999 and $124 million at June 30, 1999. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


Capital Resources
-----------------

Stockholders' equity at June 30, 2000 was $296 million or 9.26% of total assets compared to $290 million or 9.26% of total assets at December 31, 1999 and $287 million or 9.54% of total assets at June 30, 1999.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.30% at June 30, 2000 and 9.17% at December 31, 1999. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.50% at June 30, 2000 and 13.44% at December 31, 1999. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.77% at June 30, 2000 and 14.70% at December 31, 1999.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2000. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2000:

                                                              TIER I          TOTAL
                                             LEVERAGE       RISK-BASED      RISK-BASED
                                             --------       ----------      ----------

Park National Bank                             7.13%           9.75%          12.11%
Richland Trust Company                         6.53%          11.00%          12.26%
Century National Bank                          6.94%          11.41%          12.67%
First-Knox National Bank                       6.70%           9.39%          12.99%
United Bank N.A.                               7.44%          11.85%          13.10%
Second National Bank                           7.74%          11.51%          12.70%
Park National Corporation                      9.30%          13.50%          14.77%
Minimum Capital Ratio                          4.00%           4.00%           8.00%
Well Capitalized Ratio                         5.00%           6.00%          10.00%


At the July 24, 2000 Park National Corporation Board of Director's meeting, a cash dividend of $.65 per share was declared payable on September 8, 2000 to stockholders of record on August 25, 2000.





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

Item 2.   Changes in Securities and Use of Proceeds
          -----------------------------------------

          On April 4, 2000, Park issued 50 shares of treasury stock to a director of RTC in lieu of an annual cash retainer for serving as a director. The common shares had a market value of $90 per share on the date of issuance. Park issued the shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of persons to whom common shares were "sold" and the status of the individual as a director of one of Park's subsidiaries.

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

          Not applicable

Item 5.   Other Information
          -----------------

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a. Exhibits
             --------

             Exhibit 27.1 - Financial Data Schedule at June 30, 2000 - page 24

             Exhibit 27.2 - Restated Financial Data Schedule at June 30, 1999 - page 25

          b. Reports on Form 8-K
             -------------------

             On April 18, 2000, Park filed a current report on Form 8-K, dated April 17, 2000 in order to report earnings for the first quarter ended March 31, 2000 and the status of the then pending mergers with U.B. Bancshares, Inc. and SNB Corp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PARK NATIONAL CORPORATION






DATE:   August 3, 2000                 BY: /s/ C. Daniel DeLawder
        --------------                     -------------------------------------

                                           C. Daniel DeLawder
                                           President and Chief Executive Officer




DATE:   August 3, 2000                 BY: /S/ John W. Kozak
        --------------                     -------------------------------------

                                           John W. Kozak
                                           Chief Financial Officer