Form 10-Q
period 2000-09-30
PARK NATIONAL CORP /OH/
filed 2000-11-09
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes     X            No
     ------              ------

10,797,393 common shares, no par value per share, outstanding at October 31, ---------- 2000.




                                  Page 1 of 25
                            Exhibit Index at Page 22

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------


                                                                           PAGE
PART I.   FINANCIAL INFORMATION                                            3-12

    Item 1.  Financial Statements                                          3-12

             Consolidated Balance Sheets as of September 30, 2000 and
             and December 31, 1999 (unaudited)                               3

             Consolidated Condensed Statements of Income for the Three
             Months and Nine Months ended September 30, 2000 and 1999
             (unaudited)                                                   4,5

             Consolidated Condensed Statements of Changes in
             Stockholders' Equity for the Nine Months ended September
             30, 2000 and 1999 (unaudited)                                   6

             Consolidated Statements of Cash Flows for the Nine Months
             ended September 30, 2000 and 1999 (unaudited)                 7,8

             Notes to Consolidated Financial Statements                    9-13

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    14-21

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk       21


PART II.  OTHER INFORMATION                                                  22

     Item 1.  Legal Proceedings                                              22

     Item 2.  Changes in Securities and Use of Proceeds                      22

     Item 3.  Defaults Upon Senior Securities                                22

     Item 4.  Submission of Matters to a Vote of Security Holders            22

     Item 5.  Other Information                                              22

     Item 6.  Exhibits and Reports on Form 8-K                               22


SIGNATURES                                                                   23

EXHIBITS                                                                  24-25

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                            September 30,  December 31,
                                                                2000           1999
--------------------------------------------------------------------------------------

Assets:
   Cash and due from banks                                  $   101,655    $   123,975
--------------------------------------------------------------------------------------
   Federal funds sold                                                 0          1,550
--------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $772,784 and $792,737
      at September 30, 2000 and December 31,1999)               766,867        778,570
--------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $4,279 and $4,451
      at September 30, 2000 and December 31,1999)                 4,217          4,321
--------------------------------------------------------------------------------------

   Loans (net of unearned interest)                           2,256,146      2,127,425
--------------------------------------------------------------------------------------
   Allowance for possible loan losses                            48,266         45,176
--------------------------------------------------------------------------------------
               Net loans                                      2,207,880      2,082,249
--------------------------------------------------------------------------------------

   Bank premises and equipment, net                              30,497         32,468
--------------------------------------------------------------------------------------
   Other assets                                                 101,068        110,230
--------------------------------------------------------------------------------------

                            Total assets                    $ 3,212,184    $ 3,133,363
--------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                   $   331,870    $   342,680
--------------------------------------------------------------------------------------
      Interest bearing                                        2,036,426      2,065,382
--------------------------------------------------------------------------------------
               Total deposits                                 2,368,296      2,408,062
--------------------------------------------------------------------------------------

   Short-term borrowings                                        326,784        364,258
--------------------------------------------------------------------------------------
   Long-term debt                                               181,677         16,993
--------------------------------------------------------------------------------------
   Other liabilities                                             27,874         53,989
--------------------------------------------------------------------------------------
               Total liabilities                              2,904,631      2,843,302
--------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  11,191,729 shares issued in 2000
            and 11,251,598 issued in 1999)                       76,869         79,108
--------------------------------------------------------------------------------------
      Retained earnings                                         264,783        243,488
--------------------------------------------------------------------------------------
      Treasury stock (385,136 shares in 2000
            and 359,190 shares in 1999)                         (30,386)       (23,374)
--------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                         (3,713)        (9,161)
--------------------------------------------------------------------------------------
         Total stockholders' equity                             307,553        290,061
--------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity         $ 3,212,184    $ 3,133,363
--------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                              -----------------------------------------------------
                                                 2000          1999           2000          1999
---------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                  $  51,031     $  43,820      $ 146,342     $ 127,520
---------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities        10,776        10,625         32,328        31,985
---------------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions                1,845         1,942          5,482         5,841
---------------------------------------------------------------------------------------------------

   Other interest income                              10            26            142           235
---------------------------------------------------------------------------------------------------
         Total interest income                    63,662        56,413        184,294       165,581
---------------------------------------------------------------------------------------------------

Interest expense:

   Interest on deposits:
      Demand and savings deposits                  4,539         4,249         13,891        12,761
---------------------------------------------------------------------------------------------------
      Time deposits                               17,434        14,660         49,010        43,750
---------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                        3,926         3,915         10,990         9,996
---------------------------------------------------------------------------------------------------
      Long-term debt                               3,035           248          7,115           788
---------------------------------------------------------------------------------------------------

                 Total interest expense           28,934        23,072         81,006        67,295
---------------------------------------------------------------------------------------------------

                 Net interest income              34,728        33,341        103,288        98,286
---------------------------------------------------------------------------------------------------

Provision for loan losses                          2,102         1,690          5,850         5,419
---------------------------------------------------------------------------------------------------

                 Net interest income after
                 provision for loan losses        32,626        31,651         97,438        92,867
---------------------------------------------------------------------------------------------------

Other income                                       7,380         6,925         22,366        20,744
---------------------------------------------------------------------------------------------------

Gain (loss) on sale of securities                      0          (708)             0          (944)
---------------------------------------------------------------------------------------------------


                               Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                             Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
                                                       ------------------------------------------------------------
                                                            2000            1999            2000            1999
-------------------------------------------------------------------------------------------------------------------


Other expense:

   Salaries and employee benefits                       $    10,786     $     9,983     $    32,202     $    29,618
-------------------------------------------------------------------------------------------------------------------
   Occupancy expense                                          1,030           1,057           3,211           3,184
-------------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                            1,155           1,203           3,527           3,642
-------------------------------------------------------------------------------------------------------------------
   Other expense                                              7,325           7,288          21,917          21,207
-------------------------------------------------------------------------------------------------------------------
      Total other expense                                    20,296          19,531          60,857          57,651
-------------------------------------------------------------------------------------------------------------------

                 Income before federal income taxes          19,710          18,337          58,947          55,016
-------------------------------------------------------------------------------------------------------------------

Federal income taxes                                          5,594           5,249          16,529          15,798
-------------------------------------------------------------------------------------------------------------------

                 Net income                             $    14,116     $    13,088     $    42,418     $    39,218
===================================================================================================================

PER SHARE:

   Net income:
      Basic                                             $      1.30     $      1.20     $      3.91     $      3.60
===================================================================================================================
      Diluted                                           $      1.30     $      1.20     $      3.90     $      3.59
===================================================================================================================

   Weighted average
      Basic                                              10,822,140      10,878,524      10,846,778      10,879,079
===================================================================================================================
      Diluted                                            10,846,882      10,931,174      10,881,216      10,931,166
===================================================================================================================

   Cash dividends declared                              $      0.65     $      0.57     $      1.95     $      1.71
===================================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except per share data)



 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                                                                     Treasury
                                                                                             Common   Retained        Stock
                                                                                              Stock   Earnings      at Cost
---------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                                               $75,754   $221,597     ($20,208)
---------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                          39,218
---------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of ($6,379)
---------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
---------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.71 per share                                                                         (16,731)
---------------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger                                                                         (853)
---------------------------------------------------------------------------------------------------------------------------------
    Shares issued by U. B. Bancshares prior to merger - 48,095 Shares                         3,409
---------------------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 652 shares                                                 35
---------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 52,568 shares                                                                         (4,780)
---------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 12,054 shares                                                           639
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1999                                                              $79,198   $243,231     ($24,349)
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                                                               $79,108   $243,488     ($23,374)
---------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                         $42,418
---------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $2,934
---------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
---------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.95 per share                                                                         (20,404)
---------------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger                                                                         (719)
---------------------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from U. B. Bancshares and SNB Corp. mergers - 66,360 shares        (2,246)                  2,246
---------------------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in mergers - 406 shares                                  (39)
---------------------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 6,897 shares                                               46
---------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 107,425 shares                                                                       (10,071)
---------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 15,119 shares                                                           813
---------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2000                                                              $76,869   $264,783     ($30,386)
=================================================================================================================================

                                                THREE MONTHS ENDED SEPTEMBER 30,             2000       1999
---------------------------------------------------------------------------------------------------------------
      Net Income                                                                            $14,116    $13,088
---------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of income
                          taxes of $3,925 in 2000 and ($10) in 1999                           7,289        (19)
---------------------------------------------------------------------------------------------------------------
              Total comprehensive income                                                    $21,405    $13,069
---------------------------------------------------------------------------------------========================


                                                                                               Accumulated
 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999                                                       Other
                                                                                              Comprehensive   Comprehensive
                                                                                                     Income          Income
----------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1998                                                                       $8,594
-----------------------------------------------------------------------------------------------------------
    Net Income                                                                                                      $39,218
----------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of ($6,379)                                                          (11,932)         (11,932)
----------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                   $27,286
-----------------------------------------------------------------------------------------------------------=================
    Cash dividends on common stock:
       Park at $1.71 per share
-----------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger
-----------------------------------------------------------------------------------------------------------
    Shares issued by U. B. Bancshares prior to merger - 48,095 Shares
-----------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 652 shares
-----------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 52,568 shares
-----------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 12,054 shares
-----------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 1999                                                                     ($3,338)
===========================================================================================================

----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 1999                                                                      ($9,161)
-----------------------------------------------------------------------------------------------------------
    Net Income                                                                                                            $42,418
----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $2,934                                                              5,448                  5,448
----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                         $47,866
-----------------------------------------------------------------------------------------------------------=======================
    Cash dividends on common stock:
       Park at $1.95 per share
-----------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares and
        SNB Corp. prior to merger
-----------------------------------------------------------------------------------------------------------
    Retire treasury stock from U. B. Bancshares and SNB Corp. mergers - 66,360 shares
-----------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in mergers - 406 shares
-----------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 6,897 shares
-----------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 107,425 shares
-----------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 15,119 shares
-----------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2000                                                                     ($3,713)
===========================================================================================================

                                                THREE MONTHS ENDED SEPTEMBER 30,
-------------------------------------------------------------------------------------------
      Net Income
-------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of income
                          taxes of $3,925 in 2000 and ($10) in 1999
-------------------------------------------------------------------------------------------
              Total comprehensive income
-------------------------------------------------------------------------------------------



 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                         -------------------------
                                                                            2000           1999
--------------------------------------------------------------------------------------------------


Operating activities:

Net income                                                                $  42,418      $  39,218
--------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and accretion                                   2,046          1,861
--------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  5,850          5,419
--------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                           2,481          2,246
--------------------------------------------------------------------------------------------------
   Realized investment security loss                                              0            944
--------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Decrease (increase) in other assets                                     3,879         (8,717)
--------------------------------------------------------------------------------------------------
      Decrease in other liabilities                                         (19,784)        (1,773)
--------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                   36,890         39,198
--------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                  0         56,563
--------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                             72,537        184,423
--------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                   77            622
--------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                            (52,236)      (228,180)
--------------------------------------------------------------------------------------------------
Net increase in loans                                                      (130,664)      (173,536)
--------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                     (1,213)        (2,875)
--------------------------------------------------------------------------------------------------


               Net cash used by investing activities                       (111,499)      (162,983)
--------------------------------------------------------------------------------------------------






                               Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                              ------------------------------
                                                                    2000           1999
--------------------------------------------------------------------------------------------


Financing activities:

Net (decrease) increase in deposits                                 ($ 39,766)     $  45,044
--------------------------------------------------------------------------------------------
Net (decrease) increase in short-term borrowings                      (37,474)        92,130
--------------------------------------------------------------------------------------------
Issuance of stock by U. B. Bancshares prior to merger                       0          3,409
--------------------------------------------------------------------------------------------
Exercise of stock options                                                  46             35
--------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                        (9,297)        (4,141)
--------------------------------------------------------------------------------------------
Long-term debt issued                                                 165,000              0
--------------------------------------------------------------------------------------------
Repayment of long-term debt                                              (316)        (6,314)
--------------------------------------------------------------------------------------------
Cash dividends paid                                                   (27,454)       (23,163)
--------------------------------------------------------------------------------------------


               Net cash provided from financing activities             50,739        107,000
               -----------------------------------------------------------------------------


               Increase/(decrease) in cash and cash equivalents       (23,870)       (16,785)
               -----------------------------------------------------------------------------

Cash and cash equivalents at beginning of year                        125,525        126,705
--------------------------------------------------------------------------------------------

               Cash and cash equivalents at end of period           $ 101,655      $ 109,920
               =============================================================================


Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                $  80,291      $  67,540
               -----------------------------------------------------------------------------

                            Income taxes                            $  11,125      $  14,440
               -----------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2000 and 1999.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2000.

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


Note 2 - Stock Dividend
         --------------

The Corporation's Board of Directors approved a 5% stock dividend in November 1999. The additional shares resulting from the dividend were distributed on December 15, 1999 to stockholders of record as of December 3, 1999. The unaudited consolidated financial statements, notes, and other references to share and per share data have been retroactively restated for the stock dividend.


Note 3 - Acquisitions
         ------------

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

The pooling-of-interests accounting treatment was used for both mergers and as a result, the historical financial statements of Park have been restated to show Park, U.B. Bancshares, Inc., and SNB Corp. on a combined basis. Separate results of operations for Park, U.B. Bancshares, Inc., and SNB Corp. follow:


----------------------------------------------------------------------------
                                             Three Months       Nine Months
                                            Ended Sept. 30,    Ended Sept. 30,
                                                 1999              1999
----------------------------------------------------------------------------
Net Interest Income
----------------------------------------------------------------------------
   Park                                         $29,103             $85,740
----------------------------------------------------------------------------
   U.B. Bancshares, Inc.                          1,602               4,761
----------------------------------------------------------------------------
   SNB Corp.                                      2,636               7,785
----------------------------------------------------------------------------
       Combined                                 $33,341             $98,286
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Net Income
----------------------------------------------------------------------------
   Park                                         $11,800             $35,401
----------------------------------------------------------------------------
   U.B. Bancshares, Inc.                            326               1,043
----------------------------------------------------------------------------
   SNB Corp.                                        962               2,774
----------------------------------------------------------------------------
       Combined                                 $13,088             $39,218
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Basic Earnings Per Share
----------------------------------------------------------------------------
    Park                                          $1.21               $3.63
----------------------------------------------------------------------------
    U.B. Bancshares, Inc.                           .59                2.00
----------------------------------------------------------------------------
    SNB Corp.                                      6.31               18.19
----------------------------------------------------------------------------
        Combined                                  $1.20               $3.60
----------------------------------------------------------------------------

----------------------------------------------------------------------------
Diluted Earnings Per Share
----------------------------------------------------------------------------
   Park                                           $1.21               $3.61
----------------------------------------------------------------------------
   U.B. Bancshares, Inc.                            .56                1.89
----------------------------------------------------------------------------
   SNB Corp.                                       6.31               18.19
----------------------------------------------------------------------------
       Combined                                   $1.20               $3.59
----------------------------------------------------------------------------


Note 4 - Allowance for Possible Loan Losses
         ----------------------------------

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

---------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)
---------------------------------------------------------------------------------------------------------
                                                   Three Months Ended              Nine Months Ended
                                                       Sept. 30,                       Sept. 30,
---------------------------------------------------------------------------------------------------------
                                                   2000           1999             2000            1999
----------------------------------------=================================================================
Beginning of Period                              $47,257        $43,982           $45,176         $41,215
---------------------------------------------------------------------------------------------------------
  Provision for loan losses                        2,102          1,690             5,850           5,419
---------------------------------------------------------------------------------------------------------
  Losses charged to the reserve                  (2,199)        (2,146)           (5,875)         (5,349)
---------------------------------------------------------------------------------------------------------
  Recoveries                                       1,106            495             3,115           2,736
----------------------------------------=================================================================

---------------------------------------------------------------------------------------------------------
  End of Period                                  $48,266        $44,021           $48,266         $44,021
----------------------------------------=================================================================


Note 5 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999.

---------------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)

---------------------------------------------------------------------------------------------------------------------
                                                         Three Months Ended                 Nine Months Ended
                                                              Sept. 30,                         Sept. 30,
---------------------------------------------------------------------------------------------------------------------
                                                        2000              1999            2000             1999
-------------------------------------------------------==============================================================
Numerator:
---------------------------------------------------------------------------------------------------------------------
Net Income                                                  $14,116         $13,088         $42,418           $39,218
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Denominator:
---------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share:                10,822,140      10,878,524      10,846,778        10,879,079
weighted-average shares
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities                                24,742          52,650          34,438            52,087
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share:
adjusted weighted-average shares & assumed
conversions                                              10,846,882      10,931,174      10,881,216        10,931,166
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
Earnings per share:
---------------------------------------------------------------------------------------------------------------------
Basic earnings per share                                      $1.30           $1.20           $3.91             $3.60
---------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                                    $1.30           $1.20           $3.90             $3.59
---------------------------------------------------------------------------------------------------------------------


Note 6 - Segment Information
         -------------------

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

Vernon (FKNB), United Bank N.A. (UB), and Second National Bank (SNB). PNB operates through two banking divisions with the Park National Division (PND) headquartered in Newark, Ohio and the Fairfield National Division (FND) headquartered in Lancaster, Ohio. FKNB also operates through two banking divisions with the First-Knox National Division (FKND) headquartered in Mount Vernon, Ohio and the Farmers and Savings Division (FSD) headquartered in Loudonville, Ohio. Information about reportable segments follows:



---------------------------------------------------------------------------------------------------------------
                  Operating Results for the Three Months Ended Sept. 30, 2000 (In Thousands)
---------------------------------------------------------------------------------------------------------------
                   PND       FND     RTC      CNB     FKND       FSD      UB       SNB      All        Total
                                                                                           Other
---------------------------------------------------------------------------------------------------------------
Net Interest      $10,926   $3,205  $4,458   $4,292   $5,765     $936   $1,800    $2,829      $517     $34,728
Income
---------------------------------------------------------------------------------------------------------------
Provision for         380      150     483      210      531       84       90       150        24       2,102
Loan Losses
---------------------------------------------------------------------------------------------------------------
Other Income        3,384      762     664      883    1,044       99      221       228        95       7,380
---------------------------------------------------------------------------------------------------------------
Other Expense       6,022    1,954   2,609    2,412    3,203      411    1,488     1,547       650      20,296
---------------------------------------------------------------------------------------------------------------
Net Income         $5,528   $1,254  $1,350   $1,754   $2,191     $378     $345    $1,003      $313     $14,116
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
                  Operating Results for the Three Months Ended Sept. 30, 1999 (In Thousands)
---------------------------------------------------------------------------------------------------------------
                   PND       FND     RTC      CNB     FKND      FSD      UB        SNB        All     Total
                                                                                             Other
---------------------------------------------------------------------------------------------------------------
Net Interest      $10,371   $3,197  $4,379   $4,220   $5,839     $812   $1,602    $2,636      $285     $33,341
Income
---------------------------------------------------------------------------------------------------------------
Provision for         735      150     225      120      279       36       90        45        10       1,690
Loan Losses
---------------------------------------------------------------------------------------------------------------
Other Income        3,236      274     626      456    1,049       81      198       235        62       6,217
---------------------------------------------------------------------------------------------------------------
Other Expense       5,921    2,064   2,502    2,296    3,098      391    1,307     1,560       392      19,531
---------------------------------------------------------------------------------------------------------------
Net Income         $4,857     $861  $1,508   $1,564   $2,472     $329     $338      $961      $198     $13,088
---------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                      Operating Results for the Nine Months Ended Sept. 30, 2000 (In Thousands)
----------------------------------------------------------------------------------------------------------------------
                   PND       FND       RTC       CNB      FKND      FSD       UB       SNB     All Other     Total
----------------------------------------------------------------------------------------------------------------------
Net Interest      $32,153    $9,694   $13,633  $12,720   $17,213   $2,666    $5,300    $8,370     $1,539    $103,288
Income
----------------------------------------------------------------------------------------------------------------------
Provision for       1,940       450     1,055      470     1,257      220       150       240         68       5,850
Loan Losses
----------------------------------------------------------------------------------------------------------------------
Other Income       10,238     2,257     1,940    2,506     3,332      299       629       689        476      22,366
----------------------------------------------------------------------------------------------------------------------
Other Expense      18,020     5,845     7,826    7,156     9,603    1,236     4,207     4,704      2,260      60,857
----------------------------------------------------------------------------------------------------------------------
Net Income        $15,801    $3,813    $4,440   $5,231    $6,883   $1,060    $1,186    $3,079       $925     $42,418
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Balances at September 30, 2000
----------------------------------------------------------------------------------------------------------------------
Assets            972,055   300,893   486,234  402,919   537,486   78,883   184,819   305,111   (56,216)  $3,212,184
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
                           Operating Results for the Nine Months Ended Sept. 30, 1999 (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                   PND        FND         RTC        CNB       FKND       FSD        UB         SNB     All Other      Total
---------------------------------------------------------------------------------------------------------------------------------
Net Interest      $30,624      $9,394    $13,100    $12,317    $17,173    $2,358     $4,785     $7,785        $750      $98,286
Income
---------------------------------------------------------------------------------------------------------------------------------
Provision for       2,205         450        574        460      1,087       283        175        135          50        5,419
Loan Losses
---------------------------------------------------------------------------------------------------------------------------------
Other Income        9,542       1,357      1,868      1,950      3,312       271        676        642         182       19,800
---------------------------------------------------------------------------------------------------------------------------------
Other Expense      17,410       5,844      7,687      6,697      9,029     1,221      3,944      4,639       1,180       57,651
---------------------------------------------------------------------------------------------------------------------------------
Net Income        $14,307      $3,031     $4,442     $4,902     $7,318      $810     $1,072     $2,787        $549      $39,218
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
   Balances at September 30, 1999
---------------------------------------------------------------------------------------------------------------------------------
Assets           $902,088    $296,920   $431,672   $395,317   $521,433   $72,560   $176,424   $300,129    $(21,069)  $3,075,474
---------------------------------------------------------------------------------------------------------------------------------



The operating results of the Parent Company and Guardian Finance Company, which began operating in May 1999, are included in the category "all other" to reconcile the segment totals to the consolidated income statements for all periods. The reconciling amounts for consolidated total assets as of September 30, 2000 and 1999 consist of the elimination of intersegment borrowings and the Parent Company and Guardian Finance Company assets which are not eliminated.

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


       Comparison of Results of Operations for the Three and Nine Month
                  Periods Ended September 30, 2000 and 1999


Net Interest Income
-------------------

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.4 million or 4.2% to $34.7 million for the three months ended September 30, 2000 compared to $33.3 million for the third quarter of 1999. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2000 with the same quarter in 1999.

------------------------------------------------------------------------------------------------
                                                     Three Months Ended September 30,
                                                              (In Thousands)
------------------------------------------------------------------------------------------------
                                                  2000                         1999
------------------------------------------------------------------------------------------------
                                          Average         Tax        Average          Tax
                                          Balance     Equivalent     Balance       Equivalent
                                                           %                           %
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Loans                                     $2,230,837     9.15%       $2,011,830      8.71%
------------------------------------------------------------------------------------------------
Taxable Investments                          639,512     6.70%          657,357      6.43%
------------------------------------------------------------------------------------------------
Tax Exempt Investments                       145,903     7.15%          158,685      7.05%
------------------------------------------------------------------------------------------------
Federal Funds Sold                               408     6.60%            2,585      4.10%
------------------------------------------======================================================
Interest Earning Assets                   $3,016,660     8.53%       $2,830,457      8.08%
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
Interest Bearing Deposits                 $2,072,503     4.22%       $2,043,997      3.68%
------------------------------------------------------------------------------------------------
Short-term Borrowings                        275,947     5.66%          321,538      4.84%
------------------------------------------------------------------------------------------------
Long-term Debt                               181,712     6.64%           17,132      5.77%
------------------------------------------======================================================
Interest Bearing Liabilities              $2,530,162     4.55%       $2,382,667      3.85%
------------------------------------------------------------------------------------------------
Excess Interest Earning Assets               486,498     3.98%          447,790      4.23%
------------------------------------------------------------------------------------------------
Net Interest Margin                                      4.72%                       4.84%
------------------------------------------------------------------------------------------------

Average interest earning assets increased by $186 million or 6.6% to $3,017 million for the quarter ended September 30, 2000 compared to the same quarter in 1999. Average loan totals increased by $219 million or 10.9% to $2,231 million for the third quarter of 2000 compared to the third quarter of 1999. The demand for commercial, commercial real estate, and consumer loans and leases has been strong for the past year and accounts for the growth in average loan balances for the third quarter of 2000 compared to the same period in 1999. The average yield on the loan portfolio was 9.15% for the third quarter of 2000 compared to 8.71% for the same period in 1999. The average prime lending rate for Park's affiliate banks was 9.50% for the third quarter of 2000 compared to 8.10% for the same period in 1999. The Federal Reserve increased the federal funds rate by 1.75% during the second half of 1999 and the first half of 2000. Park's prime lending rate was increased by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio is expected to increase over the remainder of the year as variable rate loans reprice and new loan originations have an average interest rate that is higher than the current loan portfolio rate.

Average investment securities including federal funds sold decreased by $33 million or 4.0% to $786 million for the third quarter of 2000 compared to the same quarter in 1999. The yield on taxable investment securities increased to 6.70% in 2000 compared to 6.43% in 1999 and the yield on tax exempt securities increased to 7.15% in 2000 compared to 7.05% in 1999. The average maturity or repricing of the investment portfolio was approximately 4.9 years at September 30, 2000 and September 30, 1999.

Average interest bearing liabilities increased by $147 million or 6.2% to $2,530 million for the quarter ended September 30, 2000 compared to the same quarter in 1999. Average interest bearing deposits increased by $29 million or 1.4% to $2,073 million for the third quarter of 2000 compared to the same period in 1999. Average short-term borrowings decreased by $46 million or 14.2% to $276 million and average long-term debt increased by $165 million to $182 million for the third quarter of 2000 compared to the same period in 1999. The increase in average borrowed funds of $119 million was needed to help fund the increase in the loan portfolio. The increase in long-term debt consists of variable rate Federal Home Loan Bank advances with a maturity of two years. These advances reprice every thirty days based on the one month LIBOR index.

The average cost of interest bearing liabilities increased by .70% to 4.55% in 2000 compared to 3.85% in 1999. The average cost of interest bearing deposits increased by .54% to 4.22% in 2000 compared to 3.68% in 1999. The average cost of total borrowed funds increased by 1.17% to 6.05% in 2000 compared to 4.88% in 1999. The cost of Park's interest bearing liabilities is expected to continue to increase over the remainder of the year as the cost of new certificates of deposit is higher than the current portfolio rate.

The increase in net interest income of $1.4 million or 4.2% to $34.7 million for the quarter ended September 30, 2000 was primarily due to the 6.6% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .25% to 3.98% in 2000 compared to 4.23% in 1999. However, the increase in average interest earning assets of $186 million or 6.6% in 2000 compared to 1999 and the increase in excess interest earning assets of $39 million or 8.6% in 2000 compared to 1999 were still able to produce an increase in net interest income of 4.2% for the third quarter of 2000 compared to the third quarter of 1999. The tax equivalent net interest margin decreased by .12% to 4.72% for the third quarter of 2000 compared to 4.84% in 1999. This decrease in the net interest margin was due to the decrease in the net interest spread.

  Net interest income increased by $5.0 million or 5.1% to $103.3 million for the nine months ended September 30, 2000 compared to $98.3 million for the same period in 1999. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2000 with the same period in 1999.


----------------------------------------------------------------------------------------------------
                                                Nine Months Ended September 30, (In Thousands)
----------------------------------------------------------------------------------------------------
                                                    2000                           1999
----------------------------------------------------------------------------------------------------
                                           Average   Tax Equivalent        Average    Tax Equivalent
                                           Balance         %               Balance          %
----------------------------------------------------------------------------------------------------
Loans                                     $2,182,784      9.00%           $1,946,079      8.79%
----------------------------------------------------------------------------------------------------
Taxable Investments                          638,670      6.76%              651,845      6.55%
----------------------------------------------------------------------------------------------------
Tax Exempt Investments                       148,952      7.03%              163,380      6.92%
----------------------------------------------------------------------------------------------------
Federal Funds Sold                             3,177      5.95%                7,347      4.30%
----------------------------------------------------------------------------------------------------
Interest Earning Assets                   $2,973,583      8.42%           $2,768,651      8.14%
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Interest Bearing Deposits                 $2,084,775      4.03%           $2,021,466      3.73%
----------------------------------------------------------------------------------------------------
Short-Term Borrowings                        264,154      5.56%              288,714      4.61%
----------------------------------------------------------------------------------------------------
Long-Term Borrowings                         147,995      6.42%               17,958      5.87%
----------------------------------------------------------------------------------------------------
Interest Bearing Liabilities               2,496,924      4.33%            2,328,138      3.86%
----------------------------------------------------------------------------------------------------
Excess Interest Earning Assets               476,659      4.09%              440,513      4.28%
----------------------------------------------------------------------------------------------------
Net Interest Margin                                       4.78%                           4.90%
----------------------------------------------------------------------------------------------------


Average interest earning assets increased by $205 million or 7.4% to $2,974 million for the nine months ended September 30, 2000 compared to the same period in 1999. Average loans increased by $237 million or 12.2% to $2,183 million for the first nine months of 2000 compared to the same period in 1999. The yield on loans was 9.00% for the first nine months of 2000 compared to 8.79% for the same period in 1999.

Average investment securities including federal funds sold decreased by $32 million or 3.9% to $791 million for the first nine months of 2000 compared to the same period in 1999. The yield on taxable investment securities increased to 6.76% for the first nine months of 2000 compared to 6.55% for the same period in 1999.

Average interest bearing liabilities increased by $169 million or 7.3% to $2,497 million for the first nine months of 2000 compared to the same period in 1999. Average interest bearing deposits increased by $63 million or 3.1% to $2,085 million for the first nine months of 2000 compared to the same period in 1999. Average short-term borrowings decreased by $25 million or 8.5% to $264 million and average long-term debt increased by $130 million to $148 million for the first nine months of 2000 compared to the same period in 1999. The increase in long-term debt consists of variable rate Federal Home Loan Bank advances.

The average cost of interest bearing liabilities increased by .47% to 4.33% in 2000 compared to 3.86% in 1999. The average cost of interest bearing deposits increased by .30% to 4.03% in 2000 compared to 3.73% in 1999. The cost of Park's interest bearing liabilities is expected to continue to increase over the remainder of the year as the cost of new certificates of deposit is higher than the current portfolio rate.

The increase in net interest income of $5.0 million or 5.1% to $103.3 million for the first nine months of 2000 was primarily due to the 7.4% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .19% to 4.09% in 2000 compared to 4.28% in 1999. However, the increase in average interest earning assets of $205 million or 7.4% in 2000 compared to 1999 and the increase in excess interest earning assets of $36 million or 8.2% in 2000 compared to 1999 were still able to generate an increase in net interest income of 5.1% for the first nine months of 2000 compared to the same period in 1999. The tax equivalent net interest margin decreased by .12% to 4.78% for 2000 compared to 4.90% in 1999. This decrease in the net interest margin was due to the decrease in the net interest spread.


PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses was $2.1 million and $5.9 million, respectively, for the third quarter and first nine months of 2000 compared to $1.7 million and $5.4 million for the same periods in 1999. Net charge-offs were $1.1 million and $2.8 million, respectively, for the three and nine month periods ended September 30, 2000 compared to $1.7 million and $2.6 million for the same periods in 1999. Nonperforming loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $7.5 million or .33% of loans at September 30, 2000 compared to $6.5 million or .30% of loans at December 31, 1999 and $6.4 million or .32% of loans at September 30, 1999. The reserve for loan losses as a percentage of outstanding loans was 2.14% at September 30, 2000 compared to 2.12% at December 31, 1999 and 2.12% at September 30, 1999. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


 NONINTEREST INCOME
 ------------------

Noninterest income increased by $455,000 or 6.6% to $7.4 million for the three months ended September 30, 2000 and increased by $1.6 million or 7.8% to $22.4 million for the nine months ended September 30, 2000 compared to the same periods in 1999. The following is a summary of the change in noninterest income.

---------------------------------------------------------------------------------------------------------
                                         Three Months Ended                    Nine Months Ended
                                           September 30th                       September 30th
---------------------------------------------------------------------------------------------------------
                                  2000         1999        Change         2000         1999      Change
---------------------------------------------------------------------------------------------------------
Fees from fiduciary
activities                        $1,522      $1,441          $81        $4,593       $4,075        $518
---------------------------------------------------------------------------------------------------------
Service charges on deposit
accounts                           2,434       2,161          273         7,003        6,039         964
---------------------------------------------------------------------------------------------------------
Other service income
                                   1,140       1,060           80         3,537        3,715       (178)
---------------------------------------------------------------------------------------------------------
Other income                       2,284       2,263           21         7,233        6,915         318
---------------------------------------------------------------------------------------------------------
Total                             $7,380      $6,925         $455       $22,366      $20,744      $1,622
---------------------------------------------------------------------------------------------------------

The increase in fee income from fiduciary activities, for both periods, was primarily due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts, for both periods, was due to both an increase in the number of transaction accounts and to increases in various deposit fees. The decrease in fees earned from other service income, for the first nine months of 2000, was primarily due to a decrease in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to higher interest rates. The increase in other income, for both periods, was primarily due to increases in fee income from debit cards and automated teller machines.


Gain (loss) On Sale of Securities
---------------------------------

Losses from the sale of securities were $708,000 and $944,000, respectively, for the three and nine month periods ended September 30, 1999 compared to no gains or losses during the first nine months of 2000. Longer term interest rates increased during the second quarter of 1999 and as a result the market value of the investment portfolio decreased. Mortgage-backed securities with an average book yield of 6.00% and an average life of about 4 years were sold at losses, and the proceeds were reinvested in callable U.S. Agency securities with a yield of 7.00% and an average life of about 4 years.

The net unrealized holding loss on available-for-sale securities (accumulated other comprehensive income) was $3.7 million at September 30, 2000 compared to a loss of $9.2 million at December 31, 1999 and a loss of $5.3 million at September 30, 1999. Management expects that losses will be realized from the sale of investment securities during the fourth quarter of 2000 and the proceeds from the sales will be reinvested at higher book yields with a similar average life.


Other Expense
-------------

Total other expense increased by $765,000 or 3.9% to $20.3 million for the quarter ended September 30, 2000 and increased by $3.2 million or 5.6% to $60.9 million for the nine months ended September 30, 2000 compared to the same periods in 1999.

Salaries and employee benefits expense increased by $803,000 or 8.0% to $10.8 million for the quarter ended September 30, 2000 and increased by $2.6 million or 8.7% to $32.2 million for the first nine months of 2000 compared to the same periods in 1999. Salaries increased by $593,000 or 6.7% for the quarter ended September 30, 2000 and increased by $1.9 million or 7.7% for the nine months ended September 30, 2000 compared to the same periods in 1999. Full time equivalent employees were 1,223 at September 30, 2000 compared to 1,238 at September 30, 1999. Benefits expense increased by $210,000 or 12.6% for the three months ended September 30, 2000 and increased by $705,000 or 13.2% for the nine months ended September 30, 2000 compared to the same periods in 1999. The increase in benefits expense was primarily due to the increase in cost of medical insurance for employees.

The subcategory other expense which includes data processing expense, fees and service charges, supplies, marketing, telephone, postage, deposit insurance premiums, state franchise taxes, and amortization of intangibles increased by $710,000 or 3.4% to $21.9 million for the first nine months of 2000 compared to the same period in 1999. The increase was due to increases in data processing expense, and professional fees pertaining to the mergers.


Federal Income Taxes
--------------------

Federal income tax expense was $5.6 million and $16.5 million, respectively, for the three and nine month periods ended September 30, 2000 compared to $5.2 million and $15.8 million for the same periods in 1999. The ratio of federal income tax expense to income before taxes was approximately 28% for both the three and nine month periods ended September 30, 2000 compared to approximately 29% for the same periods in 1999. The statutory rate was 35% for both 2000 and 1999. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits, which have both increased in 2000.


Net Income
----------

Net income increased by $1.0 million or 7.9% to $14.1 million for the three months ended September 30, 2000 compared to $13.1 million for the same period in 1999. For the nine months ended September 30, 2000, net income increased by $3.2 million or 8.2% to $42.4 million compared to $39.2 million for the same period in 1999. The annualized, net income to average assets ratio (ROA) was 1.76% and 1.80%, respectively, for the three and nine month periods ended September 30, 2000 compared to 1.72% and 1.77% for the same periods in 1999. The annualized, net income to average equity ratio (ROE) was 18.93% and 19.57%, respectively, for the three and nine month periods ended September 30, 2000 compared to 18.13% and 18.18% for the same periods in 1999.

Diluted earnings per share increased by 8.3% to $1.30 for the third quarter of 2000 compared to $1.20 for the same quarter in 1999 and increased by 8.6% to $3.90 for the first nine months of 2000 compared to $3.59 for the same period in 1999.

                        COMPARISON OF FINANCIAL CONDITION
                  FOR SEPTEMBER 30, 2000 AND DECEMBER 31, 1999



Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $79 million or 2.5% to $3,212 million at September 30, 2000 compared to $3,133 million at December 31, 1999. Total loans increased by $129 million, other assets decreased by $9 million, investments decreased by $12 million, and cash and due from banks decreased by $24 million.

Total liabilities increased by $61 million or 2.2% to $2,905 million at September 30, 2000 compared to $2,843 million at December 31, 1999. Total deposits decreased by $40 million, borrowed funds increased by $127 million, and other liabilities decreased by $26 million. Long-term debt of $165 million was borrowed from the Federal Home Loan Bank and was used to repay short-term borrowings and fund the increase in loans. The long-term debt has a maturity of two years and reprices every thirty days based on the one month LIBOR index.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 70.2% at September 30, 2000 compared to 67.9% at December 31, 1999 and 67.4% at September 30, 1999. Cash and cash equivalents totaled $102 million at September 30, 2000 compared to $126 million at December 31, 1999 and $110 million at September 30, 1999. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


Capital Resources
-----------------

Stockholders' equity at September 30, 2000 was $308 million or 9.57% of total assets compared to $290 million or 9.26% of total assets at December 31, 1999 and $287 million or 9.52% of total assets at September 30, 1999.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.36% at September 30, 2000 and 9.17% at December 31, 1999. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 13.56% at September 30, 2000 and 13.44% at December 31, 1999. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 14.82% at September 30, 2000 and 14.70% at December 31, 1999.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2000. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2000:

                                                              TIER I           TOTAL
                                             LEVERAGE       RISK-BASED      RISK-BASED

--------------------------------------------------------------------------------------
Park National Bank                             7.70%          10.34%          12.68%
--------------------------------------------------------------------------------------
Richland Trust Company                         6.99%          11.60%          12.86%
--------------------------------------------------------------------------------------
Century National Bank                          7.23%          11.91%          13.18%
--------------------------------------------------------------------------------------
First-Knox National Bank                       7.05%           9.87%          13.44%
--------------------------------------------------------------------------------------
United Bank N.A.                               7.64%          12.84%          14.10%
--------------------------------------------------------------------------------------
Second National Bank                           7.86%          11.71%          12.95%
--------------------------------------------------------------------------------------
Park National Corporation                      9.36%          13.56%          14.82%
--------------------------------------------------------------------------------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
--------------------------------------------------------------------------------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
--------------------------------------------------------------------------------------






ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

          Not applicable

Item 5.  Other Information
         -----------------

          Not applicable

Item 6.  Exhibits and Reports On Form 8-K
         --------------------------------

          A. Exhibits
             --------

             Exhibit 27.1 - Financial Data Schedule at September 30, 2000 - page 24

             Exhibit 27.2 - Restated Financial Data Schedule at September 30, 1999 - page 25

          B. Reports On Form 8-K
             -------------------

          No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PARK NATIONAL CORPORATION






DATE:   NOVEMBER 9, 2000           BY: /S/C. DANIEL DELAWDER
       ----------------------          ----------------------

                                           C. Daniel DeLawder
                                        President and Chief Executive Officer




DATE:   NOVEMBER 9,  2000           BY: /S/JOHN W. KOZAK
       ----------------------           ----------------

                                           John W. Kozak
                                        Chief Financial Officer