Form 10-K405
period 2000-12-31
PARK NATIONAL CORP /OH/
filed 2001-03-20
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
                                   OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to ____________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Ohio                                 31-1179518
----------------------------------        ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

50 North Third Street, P.O. Box 3500, Newark, Ohio                43058-3500
--------------------------------------------------        ---------------------
     (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:            (740) 349-8451
                                                          ---------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
             -------------------                -------------------------------
         Common Shares, without par value          American Stock Exchange
    (10,735,013 common shares outstanding on
              February 23, 2001)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based upon the closing price reported on the American Stock Exchange on February 23, 2001 ($84.50), the aggregate market value of the common shares of the Registrant held by non-affiliates (for this purpose, common shares held by the Registrant's banking subsidiaries in fiduciary accounts are not considered to be held by affiliates) on that date was $754,631,137.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 16, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

                                     GENERAL

         Park National Corporation is a bank holding company under the Bank Holding Company Act of 1956 and is subject to regulation by the Federal Reserve Board. Park was incorporated under Ohio law in 1992.

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association, The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank, Century National Bank, Zanesville, Ohio, a national banking association, The First-Knox National Bank of Mount Vernon, a national banking association, United Bank, N.A., Bucyrus, Ohio, a national banking association, and Second National Bank, Greenville, Ohio, a national banking association, Park engages in a general commercial banking and trust business in small and medium population Ohio communities. Park National Bank operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. First-Knox National Bank also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. Park's banking subsidiaries and their respective divisions comprise Park's segments. Financial information about Park's reportable segments is included in Note 19 to the Consolidated Financial Statements located on pages 46 and 47 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2000. That financial information is incorporated herein by reference.

         In early 1999, Park organized Guardian Financial Services Company, an Ohio consumer finance company based in Hilliard, Ohio. Guardian Finance provides consumer finance services in the central Ohio area.

         Effective April 30, 2000 (the "UB Effective Date"), Park acquired U.B. Bancshares, Inc. of Bucyrus, Ohio, an Ohio corporation which was a one-bank holding company ("UB"), through the merger of UB with and into Park (the "UB Merger"). The UB Merger was effected pursuant to the terms of the Agreement and Plan of Merger, dated as of December 14, 1999, as amended by the Amendment to Agreement and Plan of Merger, dated as of February 14, 2000 (collectively, the "UB Merger Agreement"), between Park and UB. Under the terms of the UB Merger Agreement, each outstanding share of UB common stock was cancelled and extinguished and the holder thereof became entitled to receive .577209 Park common shares in a tax-free exchange. Park issued approximately 325,500 common shares in this merger transaction accounted for as a pooling-of-interests. United Bank, N.A., the wholly-owned subsidiary of UB, is being operated as a separate banking subsidiary by Park.

         Effective April 30, 2000 (the "SNB Effective Date"), Park also acquired SNB Corp. of Greenville, Ohio, an Ohio corporation which was a one-bank holding company ("SNB"), through the merger of SNB with and into Park (the "SNB Merger"). The SNB Merger was effected pursuant to the terms of the Agreement and Plan of Merger, dated as of December 17, 1999, as amended by the Amendment to Agreement and Plan of Merger, dated as of March 3, 2000, and the Amendment No. 2 to Agreement and Plan of Merger, dated as of April 25, 2000 (collectively, the

"SNB Merger Agreement"), between Park and SNB. Under the terms of the SNB Merger Agreement, each outstanding SNB common share was converted into the right to receive 5.367537 Park common shares in a tax-free exchange. Park issued approximately 835,500 common shares in this merger transaction accounted for as a pooling-of-interests. Second National Bank, the wholly-owned subsidiary of SNB, is being operated as a separate banking subsidiary by Park.

         On November 20, 2000, Park entered into an Agreement and Plan of Merger (the "Security Merger Agreement") with Security Banc Corporation, an Ohio corporation which is a multi-bank holding company, under which Security will merge with and into Park. Security has three subsidiaries, The Security National Bank and Trust Co., Springfield, Ohio, a national banking association; The Citizens National Bank of Urbana, Urbana, Ohio, a national banking association; and The Third Savings and Loan Company, Piqua, Ohio, an Ohio state-chartered savings association. All of the financial service offices of Security's subsidiaries are located in Champaign, Clark, Fayette, Greene, Madison and Miami Counties in Ohio. As of December 31, 2000, Security had total consolidated assets of approximately $995 million, total consolidated deposits of approximately $737 million and total consolidated shareholders' equity of approximately $123 million.

         Under the terms of the Security Merger Agreement, the shareholders of Security on the effective date of the Security merger will receive an aggregate of 3,350,000 Park common shares in exchange for their Security common shares. The Security shareholders are expected to receive .284436 Park common shares for each outstanding Security common share. Each option to purchase Security common shares that is outstanding immediately before the Security merger is completed will be converted into an option to purchase Park common shares. The number of Park common shares subject to each converted option, as well as the exercise price of that option, will be adjusted to reflect the exchange ratio.

         Completion of the Security merger is subject to certain conditions, including the approval of bank regulators and other governmental agencies, the adoption of the Security Merger Agreement by the shareholders of Security and Park and other specific conditions to closing customary of a transaction of this type. The principal regulatory approval required to be obtained is from the Federal Reserve Board. A bank holding company merger application was filed with the Federal Reserve Bank of Cleveland on January 2, 2001 and a notice filing related to the acquisition of Third Savings through the Security merger was filed with the Federal Reserve Board on January 4, 2001. The Federal Reserve Board forwarded copies of the application and/or notice of its receipt to the Office of Thrift Supervision, the Office of the Comptroller of the Currency and the U.S. Department of Justice. On February 8, 2001, the Federal Reserve Board application was approved. Under the terms of that approval, the Security merger could not have been consummated before February 23, 2001 and must be consummated before May 8, 2001, unless the time period is extended by the Federal Reserve Board. The notice filings required under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, were made with the Federal Trade Commission and the U.S. Department of Justice on January 9, 2001, and the waiting period for HSR purposes expired on February 10, 2001. The Security special meeting of shareholders, at which adoption of the Security Merger Agreement was approved, was held on March 9, 2001. The Park special meeting of shareholders, at which adoption of the Security Merger Agreement was approved, was held on March 12, 2001. The Security merger transaction is scheduled to close on March 23, 2001.

                    SERVICES PROVIDED BY PARK'S SUBSIDIARIES

         Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank and Second National Bank provide the following principal services:

         - the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

         - commercial, industrial, consumer and real estate lending, including installment loans and automobile leasing, credit cards and personal lines of credit;

         -        safe deposit operations;

         -        trust services;

         -        cash management;

         -        electronic funds transfers; and

         - a variety of additional banking-related services tailored to the needs of individual customers.

         Park believes that the deposit mix of its banking subsidiaries is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any banking subsidiary would not have a materially adverse effect on the business of that banking subsidiary or Park.

         Park's banking subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Coshocton, Crawford, Darke, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Marion, Mercer, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each banking subsidiary are spread over a broad range of industrial classifications. Park believes that its banking subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

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

         At December 31, 2000, Park's banking subsidiaries had outstanding approximately $741.2 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 32.5% of their total aggregate loan portfolio as of that date. The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank and Second National Bank were $16.5 million, $4.9 million, $4.8 million, $8.5 million, $1.8 million, and $4.0 million, respectively, at December 31, 2000. However, participations in loans of amounts larger than $10.0 million are generally sold to other banks or financial institutions. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Executive Committee approval is required for loans to existing borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $8.0 million. For new borrowers, a loan of $4.0 million or more requires the approval of the Executive Committee. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

         Park has a loan review program which reevaluates annually all loans with an outstanding amount greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary downgrades the loan and places it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         Park National Bank also leases equipment under terms similar to its commercial lending policies. Park Leasing Company, a division of Park National Bank, originates and services direct leases of equipment which Park National Bank acquires with no outside financing. In addition, Scope Leasing, Inc., a wholly-owned subsidiary of Park National Bank, specializes in aircraft financing.

         At December 31, 2000, Park's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $529.0 million, constituting approximately 23.2% of their aggregate total loan portfolio. The subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Coshocton, Crawford, Darke, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Marion, Mercer, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. In addition, the banking subsidiaries participate in an automobile installment loan program sponsored by a major national insurance company under which automobile installment loans may be made to borrowers throughout the State of Ohio. This automobile leasing program is expected to stop during the third quarter of 2001 as the national insurance company will utilize its own banking operations in the State of Ohio. Park's subsidiaries had approximately $80.5 million of automobile installment loans outstanding under this program at December 31, 2000. The banking subsidiaries also have an automobile leasing program with the same major national insurance company under which automobile leases may be entered into with lessees throughout the States of Ohio and Michigan. Park's subsidiaries had approximately $9.5 million of automobile leases outstanding under this program at December 31, 2000. This automobile leasing program is expected to continue in the States of Ohio and Michigan and expand to several other states during 2001.

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

         At December 31, 2000, Park's banking subsidiaries had outstanding approximately $1,008.0 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 44.3% of total loans outstanding. The market area for real estate lending by the banking subsidiaries is concentrated in Ashland, Athens, Coshocton, Crawford, Darke, Fairfield, Franklin, Hamilton, Hocking, Holmes, Knox, Licking, Marion, Mercer, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Each banking subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each banking subsidiary's portfolio in this lending category are generally adjustable rate, fully amortized mortgages. Each banking subsidiary also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing.
All real estate loans are secured by first mortgages with evidence of title in favor of the banking subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each banking subsidiary also requires proof of hazard insurance with the banking subsidiary named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.

         Home equity lines of credit are generally made as second mortgages by Park's banking subsidiaries. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms but are subject to review and reappraisal every three years. A variable interest rate is generally charged on the home equity lines of credit.

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

                                   COMPETITION

         Park's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions and operate 78 financial service offices and a network of 86 automatic banking center locations in 20 central and southern Ohio counties. Competitors now include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office locations.

                                    EMPLOYEES

         As of December 31, 2000, Park and its subsidiaries had 1,218 full-time equivalent employees.

                           SUPERVISION AND REGULATION

         Park, as a bank holding company, is regulated extensively under federal law. Park National Bank, Century National Bank, First-Knox National Bank, United Bank and Second National Bank as national banks, and Richland Trust Company, as an Ohio state-chartered bank, are regulated extensively under federal and state law. Guardian Finance, as an Ohio state-chartered consumer finance company, is regulated under state law. Park is subject to regulation, supervision and examination by the Federal Reserve Board. Park National Bank, Century National Bank, First-Knox National Bank, United Bank and Second National Bank are subject to regulation by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Richland Trust Company is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions and the FDIC and Guardian Finance is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.

         The following information describes selected federal and Ohio statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and its subsidiaries could have a material effect on their respective businesses.

REGULATION OF BANK HOLDING COMPANIES

         Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. Bank holding companies and their activities are subject to extensive regulation by the Federal Reserve Board. Bank holding companies are required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and are subject to regular examinations by the Federal Reserve Board.

         The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

         -        assess civil money penalties;

         -        issue cease and desist or removal orders; and

         - require that a bank holding company divest subsidiaries (including its bank subsidiaries).

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

         The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:

         - acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

         - acquire all or substantially all of the assets of another bank or bank holding company; or

         -        merge or consolidate with any other bank holding company.

         Section 4 of the Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks that ownership of shares of that company is appropriate. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include:

         - operating a savings association, mortgage company, finance company, credit card company or factoring company;

         -        performing certain data processing operations;

         -        providing investment and financial advice; and

         - acting as an insurance agent for certain types of credit-related insurance.

         Effective March 11, 2000, subject to certain conditions, bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Also effective March 11, 2000, no regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. As of the date of this Annual Report on Form 10-K, Park has not elected to become a financial holding company.



         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

TRANSACTIONS WITH AFFILIATES

         Sections 23A and 23B of the Federal Reserve Act restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. Generally, Sections 23A and 23B:

         - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital); and

         - require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

         A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

REGULATION OF NATIONALLY-CHARTERED BANKS

         As national banking associations, Park National Bank, Century National Bank, First-Knox National Bank, United Bank and Second National Bank are subject to regulation under the National Banking Act and are periodically examined by the OCC. They are subject, as member banks, to the rules and regulations of the Federal Reserve Board. Each is an insured institution. Park National Bank, First-Knox National Bank, United Bank and Second National Bank are members of the Bank Insurance Fund, and Century National Bank is a member of the Savings Association Insurance Fund. As a result, they are subject to regulation by the FDIC. The establishment of branches of each of Park National Bank, Century National Bank, First-Knox National Bank, United Bank and Second National Bank is subject to prior approval of the OCC.



REGULATION OF OHIO STATE-CHARTERED BANKS AND CONSUMER FINANCE COMPANIES

         The FDIC is the primary federal regulator of Richland Trust Company. The FDIC issues regulations governing the operations of Richland Trust Company and examines Richland Trust Company. The FDIC may initiate enforcement actions against insured depository institutions and persons affiliated with them for violations of laws and regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the FDIC may appoint a conservator or a receiver for a nonmember bank.

         As a bank incorporated under Ohio law, Richland Trust Company is subject to regulation and supervision by the Ohio Division of Financial Institutions. Division regulation and supervision affects the internal organization of Richland Trust Company, as well as its savings, mortgage lending and other investment activities. The Division of Financial Institutions may initiate supervisory measures or formal enforcement actions against Ohio commercial banks. Ultimately, if the grounds provided by law exist, the Division of Financial Institutions may place an Ohio bank in conservatorship or receivership. Whenever the Superintendent of Financial Institutions considers it necessary or appropriate, the Superintendent may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.

         As a consumer finance company incorporated under Ohio law, Guardian Finance is also subject to regulation and supervision by the Division of Financial Institutions. Division regulation and supervision affect the lending activities of Guardian Finance. If grounds provided by law exist, the Division of Financial Institutions may suspend or revoke an Ohio consumer finance company's ability to make loans.

FEDERAL DEPOSIT INSURANCE CORPORATION

         The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of the "BIF," and savings associations are "SAIF" members. The insurance fund conversion provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member (as Century National Bank did when it converted to a national bank charter in April 1998), or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Exit and entrance fees must be paid to the FDIC in full conversions.

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

         Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. This assessment (which includes the FICO assessment) currently ranges from 1.96 to 28.96 cents per $100 of domestic deposits. Each of Park's banking subsidiaries is currently paying an assessment rate of 1.96 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

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

         The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 risk-based capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or "leverage ratio," of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. To be considered well capitalized, the leverage ratio for a bank holding company must be at least 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

         Park is in compliance with the current applicable capital guideline ratios. As of December 31, 2000, Park had a total risk-based capital ratio of 15.61%, Tier 1 risk-based capital ratio of 14.35% and a leverage ratio of 9.41%. Park anticipates that it will continue to meet current capital guideline ratios after the consummation of the Security merger. Park's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above.

FISCAL AND MONETARY POLICIES

         The business and earnings of Park are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Park is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve Board are

         - conducting open market operations in United States government securities;

         - changing the discount rates of borrowings of depository institutions;

         - imposing or changing reserve requirements against depository institutions' deposits; and

         - imposing or changing reserve requirements against certain borrowing by banks and their affiliates.

These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of Park.

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

         As noted above, Park's management believes that each of its subsidiary banks qualifies as "well capitalized."

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

         None of the Park banking subsidiaries may pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC and the FDIC. In addition, each bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the bank's current year's "net profits" (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by any of the Park banking subsidiaries may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

         The ability of Park to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the Federal Reserve Board expects Park to serve as a source of strength to its subsidiary banks, which may require Park to retain capital for further investment in its subsidiary banks, rather than pay dividends to the Park shareholders. Payment of dividends by one of Park's banking subsidiaries may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting Park's ability to pay dividends on its common shares.

FINANCIAL SERVICES MODERNIZATION ACT OF 1999

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Financial Services Modernization Act defines "financial in nature" to include:

         -        securities underwriting, dealing and market making;

         -        sponsoring mutual funds and investment companies;

         -        insurance underwriting and agency;

         -        merchant banking activities;

         - and activities that the Federal Reserve Board has determined to be closely related to banking.

         A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed, has at least a satisfactory Community Reinvestment Act rating and has received the prior approval of the OCC to engage in such activities. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

                             STATISTICAL DISCLOSURE

         The statistical disclosure relating to Park and its subsidiaries required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2000 captioned "Financial Review" , on pages 21 through 30 and in Note 4 to the Consolidated Financial Statements located on page 40 of that Annual Report to Shareholders. This statistical disclosure is incorporated herein by reference.

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

         Park believes its primary exposure to environmental risk is through the lending activities of its subsidiaries. In cases where management believes environmental risk potentially exists, Park's subsidiaries mitigate their environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or its management or board of directors, including those relating to products or services; (iii) statements relating to the benefits, revenues and earnings estimated to result from the Security merger and the estimated costs of combining that corporation with Park; (iv) statements of future economic performance; and (v) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

         Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the following:

         - income (interest and non-interest) following the Security merger, is lower than expected;

         - the costs of providing compensation and benefits to Park's employees increase;

         - competition increases in the banking industry or the markets served by Park's subsidiaries;

         - costs or difficulties related to the integration of Security's business or other acquired businesses are greater than expected;

         - there are adverse changes in general economic conditions or in competitive forces;

         - technological changes are more difficult or expensive to implement than anticipated;

         -        there are adverse changes in the securities markets; and

         -        Park suffers the loss of key personnel.

         There is also the risk that we incorrectly analyze these risks and forces, or that the strategies we develop to address them are unsuccessful.

         Forward-looking statements speak only as of the date on which they are made, and Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park or any person acting on our behalf are qualified by the cautionary statements in this section.

ITEM 2.  PROPERTIES.

         Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. Park does not lease or own any physical property, real or personal.

         Park National Bank, in addition to having six financial service offices (including the main office) and the operations center in Newark, has financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, a financial service office in Columbus in Franklin County, a financial service office in Cincinnati in Hamilton County, a financial service office in Dayton in Montgomery County and financial service offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The financial service offices in Fairfield County comprise the Fairfield National Division. Park National Bank also operates six off-site automatic banking center locations.

         Richland Trust Company, in addition to six financial service offices in Mansfield (including the main office), has financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland Trust Company also operates four off-site automatic banking center locations.

         Century National Bank, in addition to having four financial service offices (including the main office) and a mortgage lending office in Zanesville, has financial service offices in New Concord and Dresden in Muskingum
County, Malta in Morgan County, New Lexington in Perry County, Logan in
Hocking County, Athens in Athens County and Coshocton in Coshocton County. Century National Bank also operates four off-site automatic banking center locations.

         First-Knox National Bank, in addition to having two financial service offices (including the main office) in Mount Vernon, has financial service offices in Loudonville and Perrysville in Ashland County, a financial service office in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. First-Knox National Bank also operates nine off-site automatic banking center locations.

         United Bank, in addition to having two financial service offices (including the main office) in Bucyrus, has financial service offices in Crestline and Galion in Crawford County and financial service offices in Waldo, Marion, Caledonia and Prospect in Marion County. United Bank also operates one off-site automatic banking center location.

         Second National Bank, in addition to having four financial service offices (including the main office) in Greenville, has two financial service offices in Arcanum and a financial service office in Versailles in Darke County and a financial service office in Fort Recovery in Mercer County.

         Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Mansfield where it leases space from Richland Trust Company, and a financial service office in Lancaster where it leases space from the Fairfield National Division of Park National Bank.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except routine legal proceedings to which Park's banking subsidiaries are parties incidental to their respective banking businesses. Park considers none of those proceedings to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of Park as of February 23, 2001, the positions presently held by those individuals and their individual business experience during the past five years. The board of directors may remove any of the executive officers at any time.




                                                               Positions Held with Park and its
Name                             Age                    Principal Subsidiaries and Principal Occupation
----                             ---      ---------------------------------------------------------------------------
William T. McConnell             67       Chairman of the Board since 1994, Chief Executive Officer from 1986 to
                                          January 1999, President from 1986 to 1994 and Director since 1986, of Park;
                                          Chairman of the Board since 1993, Chief Executive Officer from 1983 to
                                          January 1999, President from 1979 to 1993, and Director of Park National
                                          Bank; Director of Century National Bank; Director of First-Knox National
                                          Bank

C. Daniel DeLawder               51       Chief Executive Officer since January 1999, President since 1994 and
                                          Director since 1994, of Park; Chief Executive Officer since January 1999,
                                          President since 1993, Executive Vice President from 1992 to 1993, and
                                          Director of Park National Bank; Chairman of Advisory Board since 1989 and
                                          President from 1985 to 1992 of the Fairfield National Division of Park
                                          National Bank; Director of Richland Trust Company; Director of Second
                                          National Bank; Chairman of the Board of Guardian Finance since February
                                          1999

David C. Bowers                  64       Secretary since 1987, Chief Financial Officer and Chief Accounting Officer
                                          from 1990 to 1998, and Director from 1989 to 1990, of Park; Executive Vice
                                          President since January 1999, Senior Vice President from 1986 to January
                                          1999, and Director of Park National Bank; Director of Guardian Finance



                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information called for in Item 201 of Regulation S-K is incorporated herein by reference to page 29 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2000 ("Park's 2000 Annual Report to Shareholders").

         On November 20, 2000, Park issued (a) 150 common shares to each of the twelve non-employee directors of Park (for an aggregate of 1,800 common shares), (b) 50 common shares to each of 55 non-employee directors of one of Park's banking subsidiaries who is not also a director of Park (for an aggregate of 2,750 common shares) and (c) 100 common shares to one individual who serves as a non-employee director of two of Park's subsidiaries, in each case in lieu of an annual cash retainer for serving as a director. The common shares had a market value of $97.81 per share. Park issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of individuals to whom the common shares were "sold" and the status of each individual as a director of Park or of one of its subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for in this Item 6 is incorporated herein by reference to page 29 of Park's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information called for in this Item 7 is incorporated herein by reference to pages 21 through 29 of Park's 2000 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As noted on page 25 of Park's 2000 Annual Report to Shareholders, during 2000, 1999 and 1998, Park and its subsidiaries had no investment in off-balance sheet derivative instruments. The discussion of interest rate sensitivity included on pages 27 and 28 of Park's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Report of Independent Auditors, the Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2000 and 1999, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2000, and the related Notes to Consolidated Financial Statements, appearing on pages 31 through 48 of Park's 2000 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data set forth on page 29 of Park's 2000 Annual Report to Shareholders are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 16,

2001, under the caption "ELECTION OF DIRECTORS (PROPOSAL NO. 1)." In addition, certain information concerning the executive officers of Park is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant." No information is required to be disclosed under
Item 405 of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 16, 2001, under the captions "ELECTION OF DIRECTORS--Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for in this Item 12 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 16, 2001, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 16, 2001, under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "TRANSACTIONS INVOLVING MANAGEMENT."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements.
         --------------------

         For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 24.

(a)(2)   Financial Statement Schedules.
         -----------------------------

         All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)   Exhibits.
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(b)      Reports on Form 8-K.
         -------------------

         On December 21, 2000, Park filed a Current Report on Form 8-K, dated that same date, for the purpose of including supplemental consolidated financial statements which gave retroactive effect to the mergers of U.B. Bancshares, Inc. and SNB Corp. into Park, effective April 30, 2000. Each merger was accounted for as a pooling-of-interests. Considered together, U.B. Bancshares, Inc. and SNB Corp. were not significant pursuant to Rule 11-01(b) of Regulation S-X promulgated by the SEC.

         The supplemental consolidated financial statements filed included the Report of Ernst & Young LLP, Supplemental Consolidated Balance Sheets at December 31, 1999 and 1998, Supplemental Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997, Supplemental Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997, Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997, and Notes to Supplemental Consolidated Financial Statements.

(c)      Exhibits.
         --------

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(d)      Financial Statement Schedules.
           -----------------------------

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PARK NATIONAL CORPORATION



Date:  March 20, 2001                By:  /s/ C. Daniel DeLawder
                                        --------------------------
                                          C. Daniel DeLawder,
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of March, 2001.

         Name                        Capacity
         ----                        --------

               *
------------------------------
William T. McConnell                 Chairman of the Board and Director

 /s/ C. Daniel DeLawder              President, Chief Executive Officer and
------------------------------       Director
C. Daniel DeLawder

  /s/ John W. Kozak                  Chief Financial Officer and Principal
------------------------------       Accounting Officer
John W. Kozak
               *                     Director
------------------------------
Maureen Buchwald
               *                     Director
------------------------------
James J. Cullers
               *                     Director
------------------------------
Dominic C. Fanello
               *                     Director
------------------------------
R. William Geyer
               *                     Director
------------------------------
Philip H. Jordan, Jr.
               *                     Director
------------------------------
Howard E. LeFevre
               *                     Director
------------------------------
Phillip T. Leitnaker
               *                     Director
------------------------------
James A. McElroy

               *                     Director
------------------------------
John J. O'Neill
               *                     Director
------------------------------
William A. Phillips
               *                     Director
------------------------------
J. Gilbert Reese
               *                     Director
------------------------------
Rick R. Taylor
               *                     Director
------------------------------
John L. Warner



-------------
By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


  /s/ C. Daniel DeLawder
------------------------------------
C. Daniel DeLawder
President and Chief Executive Officer

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                           PAGE(S) IN
                                                                                           2000 ANNUAL
                                                                                            REPORT TO
DESCRIPTION                                                                               SHAREHOLDERS
-----------                                                                               ------------


Report of Independent Auditors (Ernst & Young LLP)........................................        31

Consolidated Balance Sheets at December 31, 2000 and 1999.................................     32-33

Consolidated Statements of Income for the years ended December 31, 2000, 1999
         and 1998.........................................................................     34-35

Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2000, 1999 and 1998.................................................        36

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
         1999 and 1998....................................................................        37

Notes to Consolidated Financial Statements................................................     38-48

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


                                INDEX TO EXHIBITS


    EXHIBIT                     DESCRIPTION OF EXHIBIT
    -------                     ----------------------
     NO.
     ---
     2.1 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of December 17, 1999, by and between Park National Corporation ("Park") and SNB Corp. (incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 20, 2000 (Registration No. 333-31810))

     2.2 Amendment to Agreement and Plan of Merger, dated as of March 3, 2000, by and between Park and SNB Corp. (incorporated herein by reference to Exhibit 2.2 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 20, 2000 (Registration No. 333-31810))

     2.3 Amendment No. 2 to Agreement and Plan of Merger, dated as of April 25, 2000, by and between Park and SNB Corp. (incorporated herein by reference to Exhibit 2.3 to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 (File No. 1-13006))

     2.4 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of December 14, 1999, by and between Park and U.B. Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 13, 2000 (Registration No. 333-30858))

     2.5 Amendment to Agreement and Plan of Merger, dated as of February 14, 2000, by and between Park and U.B. Bancshares, Inc. (incorporated herein by reference to Exhibit 2.2 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed March 13, 2000 (Registration No. 333-30858))

     2.6 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of November 20, 2000, by and between Park and Security Banc Corporation (incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed January 29, 2001 (Registration No. 333-53038))

    EXHIBIT                     DESCRIPTION OF EXHIBIT
    -------                     ----------------------
     NO.
     ---

     3.1 Articles of Incorporation of Park as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park's Form 8-B, filed on May 20, 1992 (File No. 0-18772) ("Park's Form 8-B"))

     3.2 Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

     3.3 Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-13006))

     3.4 Certificate of Amendment by Shareholders to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-13006)("Park's June 1997 Form 10-Q"))

     3.5 Articles of Incorporation of Park (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park's June 1997 Form 10-Q)

     3.6 Regulations of Park (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B)

     3.7 Certified Resolution regarding adoption of amendment to Subsection 2.02(A) of the Regulations of Park by Shareholders on April 22, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park's June 1997 Form 10-Q)


     3.8          Regulations of Park (reflecting amendments through April 22,
                  1997) [for SEC reporting compliance purposes only] (incorporated herein by reference to Exhibit 3(b)(2) to Park's June 1997 Form 10-Q)

   *10.1 Summary of Incentive Bonus Plan of Park (incorporated herein by reference to Exhibit 10.1 to Park's Registration Statement on Form S-4 filed February 22, 2000 (Registration No. 333-30858))

    EXHIBIT                     DESCRIPTION OF EXHIBIT
    -------                     ----------------------
     NO.
     ---

   *10.2          Split-Dollar Agreement, dated May 17, 1993, between William T.
                  McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A identifying other identical Split-Dollar Agreements between subsidiaries of Park and executive officers of such subsidiaries who are directors or executive officers of Park (incorporated herein by reference to Exhibit 10.2 to Park's Registration Statement on Form S-4 filed February 22, 2000 Registration No. 333-30858))

   *10.3 Split-Dollar Agreement dated September 29, 1993, between Dominic C. Fanello and The Richland Trust Company (incorporated herein by reference to Exhibit 10(g) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A identifying other identical Split-Dollar Agreements between directors of Park and The Park National Bank, The Richland Trust Company, Century National Bank or The First-Knox National Bank of Mount Vernon as identified in such Schedule A (incorporated herein by reference to Exhibit 10.3 to Park's Registration Statement on Form S-4 filed December 29, 2000 (Registration No. 333-53038))

   *10.4 Park National Corporation 1995 Incentive Stock Option Plan (as amended through April 20, 1998) (incorporated herein by reference to Exhibit 10 to Park's Registration Statement on Form S-8 filed May 14, 1998 (Registration No. 333-52653))

   *10.5 Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

   *10.6 Description of Park National Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to Exhibit 10(i) to Park's Registration Statement on Form S-4, filed on January 24, 1997 (Registration No. 333-20417))

  **13 Annual Report to Shareholders for the fiscal year ended December 31, 2000 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (incorporated by reference to the financial statements portion of this Annual Report on Form 10-K beginning at page 24)

    21 Subsidiaries of Park (incorporated herein by reference to Exhibit 21 to Park's Registration Statement on Form S-4 filed December 29, 2000 (Registration No. 333-53038))

EXHIBIT
-------
  NO.                               DESCRIPTION OF EXHIBIT
 ----                              ------------------------

  **23            Consent of Ernst & Young LLP

  **24            Powers of Attorney of Directors and Executive Officers of Park

--------------

 * Management contract or compensatory plan or arrangement
** Filed herewith