Form 10-Q
period 2001-03-31
PARK NATIONAL CORP /OH/
filed 2001-05-08
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

Yes    X            No
     -------           ------

         14,039,289 common shares, no par value per share, outstanding at April 27, 2001.




                                  Page 1 of 23
                            Exhibit Index at Page 22

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------


                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION                                                                 3-12

    Item 1.  Financial Statements                                                               3-12

                 Consolidated Balance Sheets as of March 31, 2001 and
                 and December 31, 2000 (unaudited)                                                 3

                 Consolidated Condensed Statements of Income for the
                 Three Months ended March 31, 2001 and 2000 (unaudited)                          4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Three Months ended March 31, 2001 and 2000 (unaudited)             6

                 Consolidated Statements of Cash Flows for the Three Months
                 ended March 31, 2001 and 2000 (unaudited)                                       7,8

                 Notes to Consolidated Financial Statements                                     9-12

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                     13-18

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk                            18


PART II.  OTHER INFORMATION                                                                    19-20

     Item 1.  Legal Proceedings                                                                   19

     Item 2.  Changes in Securities and Use of Proceeds                                           19

     Item 3.  Defaults Upon Senior Securities                                                     19

     Item 4.  Submission of Matters to a Vote of Security Holders                              19-21

     Item 5.  Other Information                                                                   21

     Item 6.  Exhibits and Reports on Form 8-K                                                 21-22

SIGNATURES                                                                                        23

EXHIBITS

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)


                                                                March 31,       December 31,
                                                                  2001              2000
------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                      $  111,107         $141,547
------------------------------------------------------------------------------------------------
   Federal funds sold                                               22,500           28,030
------------------------------------------------------------------------------------------------
   Interest bearing deposits                                           550            1,638
------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $944,110 and $919,288
      at March 31, 2001 and December 31, 2000)                     961,562          925,496
------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $30,593 and $30,497
      at March 31, 2001 and December 31, 2000)                      30,326           30,474
------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                              2,913,643        2,956,204
------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                               58,165           57,473
------------------------------------------------------------------------------------------------
           Net loans                                             2,855,478        2,898,731
------------------------------------------------------------------------------------------------
   Bank premises and equipment, net                                 39,946           39,616
------------------------------------------------------------------------------------------------
   Other assets                                                    140,516          140,013
------------------------------------------------------------------------------------------------

                      Total assets                              $4,161,985       $4,205,545
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                       $  433,490         $493,994
------------------------------------------------------------------------------------------------
      Interest bearing                                           2,763,790        2,658,257
------------------------------------------------------------------------------------------------
           Total deposits                                        3,197,280        3,152,251
------------------------------------------------------------------------------------------------
   Short-term borrowings                                           249,311          275,699
------------------------------------------------------------------------------------------------
   Long-term debt                                                  222,714          290,127
------------------------------------------------------------------------------------------------
   Other liabilities                                                40,703           44,819
------------------------------------------------------------------------------------------------
           Total liabilities                                     3,710,008        3,762,896
------------------------------------------------------------------------------------------------
   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,541,730 shares issued in 2001
            and 14,801,010 issued in 2000)                         105,868          119,229
------------------------------------------------------------------------------------------------
      Retained earnings                                            374,902          365,975
------------------------------------------------------------------------------------------------
      Treasury stock (493,762 shares in 2001
            and 676,293 shares in 2000)                            (40,139)         (46,583)
------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                            11,346            4,028
------------------------------------------------------------------------------------------------
         Total stockholders' equity                                451,977          442,649
------------------------------------------------------------------------------------------------
                      Total liabilities and
                         stockholders' equity                   $4,161,985       $4,205,545
------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                Three Months Ended
                                                     March 31,
                                                --------------------
                                                 2001         2000
--------------------------------------------------------------------
Interest income:

   Interest and fees on loans                   $65,441      $60,261
--------------------------------------------------------------------
   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities       12,849       13,712
--------------------------------------------------------------------
      Obligations of states
         and political subdivisions               1,997        2,150
--------------------------------------------------------------------
   Other interest income                            527          363
--------------------------------------------------------------------
         Total interest income                   80,814       76,486
--------------------------------------------------------------------

Interest expense:

   Interest on deposits:
      Demand and savings deposits                 6,586        6,473
--------------------------------------------------------------------
      Time deposits                              22,478       19,232
--------------------------------------------------------------------
   Interest on borrowings:
      Short-term borrowings                       2,600        3,105
--------------------------------------------------------------------
      Long-term debt                              3,719        3,319
--------------------------------------------------------------------

             Total interest expense              35,383       32,129
--------------------------------------------------------------------
            Net interest income                  45,431       44,357
--------------------------------------------------------------------
Provision for loan losses                         2,259        2,039
--------------------------------------------------------------------
             Net interest income after
             provision for loan losses           43,172       42,318
--------------------------------------------------------------------
Other income                                     10,156        9,138
--------------------------------------------------------------------
Gain (loss) on sale of securities                   142          -
--------------------------------------------------------------------
                                   Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)


                                                           Three Months Ended
                                                                March 31,
                                                     --------------------------------
                                                         2001             2000
-------------------------------------------------------------------------------------
Other expense:

   Salaries and employee benefits                    $    14,566      $    13,933
-------------------------------------------------------------------------------------
   Occupancy expense                                       1,517            1,435
-------------------------------------------------------------------------------------
   Furniture and equipment expense                         1,415            1,553
-------------------------------------------------------------------------------------
   Other expense                                           9,472            9,026
-------------------------------------------------------------------------------------
      Total other expense                                 26,970           25,947
-------------------------------------------------------------------------------------
             Income before federal income taxes           26,500           25,509
-------------------------------------------------------------------------------------
Federal income taxes                                       7,610            7,496
-------------------------------------------------------------------------------------
             Net income                              $    18,890      $    18,013
=====================================================================================

PER SHARE:

   Net income:
      Basic                                          $      1.34      $      1.26
=====================================================================================
      Diluted                                        $      1.34      $      1.25
=====================================================================================

   Weighted average
      Basic                                           14,094,604       14,299,948
=====================================================================================
      Diluted                                         14,120,492       14,366,000
=====================================================================================
   Cash dividends declared                           $      0.71      $      0.65
=====================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)




THREE MONTHS ENDED MARCH 31, 2001 AND 2000                                                                           Treasury
                                                                                     Common         Retained          Stock
                                                                                      Stock          Earnings        at Cost
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                                         $ 121,210       $ 333,572      ($ 29,295)
-------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                                                           18,013
-------------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income,
         net of income taxes of ($1,489)
-------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income
-------------------------------------------------------------------------------------------------------------------------------
   Cash dividends on common stock:
      Park at $.65 per share                                                                            (6,324)
-------------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares, SNB Corp. and
       Security Banc Corporation prior to merger                                                        (2,398)
-------------------------------------------------------------------------------------------------------------------------------
   Shares issued for stock options - 1,094 shares                                           50
-------------------------------------------------------------------------------------------------------------------------------
   Treasury stock purchased - 86,477 shares                                                                            (8,461)
-------------------------------------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 8,377 shares                                                               425
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                                            $ 121,260       $ 342,863      ($ 37,331)
===============================================================================================================================

===============================================================================================================================
BALANCE AT DECEMBER 31, 2000                                                         $ 119,229       $ 365,975      ($ 46,583)
-------------------------------------------------------------------------------------------------------------------------------
   Net Income                                                                                        $  18,890
-------------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income,
         net of income taxes of $3,940
-------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income
-------------------------------------------------------------------------------------------------------------------------------
   Cash dividends on common stock:
      Park at $.71 per share                                                                            (7,608)
-------------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
        prior to merger                                                                                 (2,355)
-------------------------------------------------------------------------------------------------------------------------------
   Retire treasury stock from Security Banc Corporation merger - 259,280 shares        (13,361)                        13,361
-------------------------------------------------------------------------------------------------------------------------------
   Treasury stock purchased - 85,334 shares                                                                            (7,379)
-------------------------------------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 8,585 shares                                                               462
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                                            $ 105,868       $ 374,902      ($ 40,139)
===============================================================================================================================




                                                                                      Accumulated
THREE MONTHS ENDED MARCH 31, 2001 AND 2000                                               Other
                                                                                     Comprehensive          Comprehensive
                                                                                         Income                 Income
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999                                                            ($ 16,304)
--------------------------------------------------------------------------------------------------
   Net Income                                                                                                 $  18,013
--------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income,
         net of income taxes of ($1,489)                                                   (2,765)               (2,765)
--------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                              $  15,248
--------------------------------------------------------------------------------------------------------------============
   Cash dividends on common stock:
      Park at $.65 per share
--------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares, SNB Corp. and
       Security Banc Corporation prior to merger
--------------------------------------------------------------------------------------------------
   Shares issued for stock options - 1,094 shares
--------------------------------------------------------------------------------------------------
   Treasury stock purchased - 86,477 shares
--------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 8,377 shares
--------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2000                                                               ($ 19,069)
==================================================================================================

==========================================================================================================================
BALANCE AT DECEMBER 31, 2000                                                            $   4,028
--------------------------------------------------------------------------------------------------
   Net Income                                                                                                 $  18,890
--------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income,
         net of income taxes of $3,940                                                      7,318                 7,318
--------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                              $  26,208
--------------------------------------------------------------------------------------------------------------============
   Cash dividends on common stock:
      Park at $.71 per share
--------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
        prior to merger
--------------------------------------------------------------------------------------------------
   Retire treasury stock from Security Banc Corporation merger - 259,280 shares
--------------------------------------------------------------------------------------------------
   Treasury stock purchased - 85,334 shares
--------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 8,585 shares
--------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2001                                                               $  11,346
==================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------
                                                                            2001           2000
----------------------------------------------------------------------------------------------------
Operating activities:

Net income                                                                $  18,890      $  18,013
----------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                                     772          1,161
----------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  2,259          2,039
----------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                             988            993
----------------------------------------------------------------------------------------------------
   Realized investment security gain                                           (142)             0
----------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Increase in other assets                                               (5,417)        (1,113)
----------------------------------------------------------------------------------------------------
     Increase (decrease) in other liabilities                                 3,554        (15,897)
----------------------------------------------------------------------------------------------------

           Net cash provided from operating activities                       20,904          5,196
           -----------------------------------------------------------------------------------------


Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                             24,968              0
----------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                             92,191         29,915
----------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                  148             57
----------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                           (141,641)       (22,341)
----------------------------------------------------------------------------------------------------
Net decrease (increase) in interest bearing deposits with other banks         1,088           (110)
----------------------------------------------------------------------------------------------------
Net decrease (increase) in loans                                             41,245        (32,969)
----------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                     (1,551)          (553)
----------------------------------------------------------------------------------------------------

           Net cash provided from (used by) investing activities             16,448        (26,001)
           ----------------------------------------------------------------------------------------

                                   Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                              Three Months Ended
                                                                 March 31,
                                                            -----------------------
                                                            2001           2000
-----------------------------------------------------------------------------------

Financing activities:

Net increase in deposits                                  $  45,029      $  75,241
-----------------------------------------------------------------------------------
Net decrease in short-term borrowings                       (26,388)      (164,143)
-----------------------------------------------------------------------------------
Exercise of stock options                                         0             50
-----------------------------------------------------------------------------------
Purchase of treasury stock, net                              (6,917)        (8,036)
-----------------------------------------------------------------------------------
Long-term debt issued                                        80,000        125,000
-----------------------------------------------------------------------------------
Repayment of long-term debt                                (147,413)       (19,665)
-----------------------------------------------------------------------------------
Cash dividends paid                                         (17,633)       (15,676)
-----------------------------------------------------------------------------------


           Net cash used by financing activities            (73,322)        (7,229)
           ------------------------------------------------------------------------


           Decrease in cash and cash equivalents            (35,970)       (28,034)
           ------------------------------------------------------------------------


Cash and cash equivalents at beginning of year              169,577        185,751
-----------------------------------------------------------------------------------


           Cash and cash equivalents at end of period     $ 133,607      $ 157,717
           ========================================================================



Supplemental disclosures of cash flow information:

           Cash paid for:
                      Interest                            $  34,897      $  31,735
                      ------------------------------------------------------------

                      Income taxes                        $       0      $       0
                      ------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001 and 2000.

Note 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2001.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts in 2000 have been reclassified to conform to the financial statement presentation used for 2001.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 - ACQUISITIONS

On March 23, 2001, Park merged with Security Banc Corporation, a $995 million bank holding company headquartered in Springfield, Ohio in a transaction accounted for as a pooling-of-interests. Park issued approximately 3,350,000 shares of common stock to the stockholders of Security Banc Corporation based upon an exchange ratio of .284436 shares of Park common stock for each outstanding share of Security Banc Corporation common stock. The three financial institution subsidiaries of Security Banc Corporation (The Security National Bank and Trust Co., The Citizens National Bank of Urbana, and The Third Savings and Loan Company) are being operated as separate subsidiaries by Park.

On April 30, 2000, Park merged with U.B. Bancshares, Inc., a $180 million one bank holding company headquartered in Bucyrus, Ohio in a transaction accounted for as a pooling-of-interests. Park issued approximately 325,000 shares of common stock to the stockholders of U.B. Bancshares, Inc. based upon an exchange ratio of .577209 shares of Park common stock for each outstanding share of U.B. Bancshares, Inc. common stock. United Bank, N.A., the wholly owned subsidiary of U.B. Bancshares, Inc., is being operated as a separate banking subsidiary by Park. Park also merged with SNB Corp., a $300 million one bank holding company headquartered in

Greenville, Ohio, on April 30, 2000 in a transaction accounted for as a pooling-of-interest. Park issued approximately 835,000 shares of common stock to the stockholders of SNB Corp. based upon an exchange ratio of 5.367537 shares of Park common stock for each outstanding share of SNB Corp. common stock. Second National Bank, the wholly owned subsidiary of SNB Corp., is being operated as a separate banking subsidiary by Park.

The historical financial statements of the Corporation have been restated to show Security Banc Corporation, U.B. Bancshares, SNB Corp., and Park on a combined basis. Separate results of operations for Park, Security Banc Corporation, U.B. Bancshares, Inc. and SNB Corp. follow:

-----------------------------------------------------------------
                                            Three Months Ended
                                              March 31, 2000
-----------------------------------------------------------------
         (Dollars in Thousands)
        (except per share data)
          Net Interest Income
-----------------------------------------------------------------
Park                                                      $29,510
-----------------------------------------------------------------
Security Banc Corporation                                  10,368
-----------------------------------------------------------------
U.B. Bancshares, Inc.                                       1,706
-----------------------------------------------------------------
SNB Corp.                                                   2,773
-----------------------------------------------------------------
   Combined                                               $44,357
                                                          =======
-----------------------------------------------------------------
-----------------------------------------------------------------
               Net Income
-----------------------------------------------------------------
Park                                                      $12,434
-----------------------------------------------------------------
Security Banc Corporation                                   4,149
-----------------------------------------------------------------
U.B. Bancshares, Inc.                                         427
-----------------------------------------------------------------
SNB Corp.                                                   1,003
-----------------------------------------------------------------
   Combined                                               $18,013
                                                          =======
-----------------------------------------------------------------
-----------------------------------------------------------------
        Basic Earnings Per Share
-----------------------------------------------------------------
Park                                                        $1.28
-----------------------------------------------------------------
Security Banc Corporation                                     .34
-----------------------------------------------------------------
U.B. Bancshares, Inc.                                         .77
-----------------------------------------------------------------
SNB Corp.                                                    6.44
-----------------------------------------------------------------
   Combined                                                 $1.26
                                                            =====
-----------------------------------------------------------------
-----------------------------------------------------------------
       Diluted Earnings Per Share
-----------------------------------------------------------------
Park                                                        $1.27
-----------------------------------------------------------------
Security Banc Corporation                                     .34
-----------------------------------------------------------------
U.B. Bancshares, Inc.                                         .75
-----------------------------------------------------------------
SNB Corp.                                                    6.44
-----------------------------------------------------------------
   Combined                                                 $1.25
                                                            =====
-----------------------------------------------------------------

Note 3 - ALLOWANCE FOR POSSIBLE LOAN LOSSES

The allowance for possible loan losses is that amount believed adequate to absorb credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

                       Allowance for Possible Loan Losses
                       ----------------------------------


----------------------------------------------------------------------------
                                                    (In Thousands)
----------------------------------------------------------------------------
                                             2001                   2000
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Beginning January 1                          $57,473                 $52,140
----------------------------------------------------------------------------
   Provision for loan losses                   2,259                   2,039
----------------------------------------------------------------------------
   Losses charged to the reserve              (3,206)                 (2,735)
----------------------------------------------------------------------------
   Recoveries                                  1,639                   1,274
                                             -------                 -------
----------------------------------------------------------------------------
Balance March 31,                            $58,165                 $52,718
                                             =======                 =======
----------------------------------------------------------------------------


Note 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2000.

----------------------------------------------------------------------------------------------------------------------
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED
----------------------------------------------------------------------------------------------------------------------
                                      MARCH 31,                                                2001            2000
----------------------------------------------------------------------------------------------------------------------
NUMERATOR:
----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                    $18,890         $18,013
----------------------------------------------------------------------------------------------------------------------

DENOMINATOR:
----------------------------------------------------------------------------------------------------------------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE (WEIGHTED-AVG. SHARES)                            14,094,604      14,299,948
----------------------------------------------------------------------------------------------------------------------

EFFECT OF DILUTIVE SECURITIES                                                                  25,888          66,052
----------------------------------------------------------------------------------------------------------------------

DENOMINATOR FOR DILUTED EARNINGS PER SHARE (ADJUSTED WEIGHTED-AVERAGE SHARES AND           14,120,492      14,366,000
ASSUMED CONVERSIONS)
----------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE:
----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE                                                                        $1.34           $1.26
----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE                                                                      $1.34           $1.25
----------------------------------------------------------------------------------------------------------------------

Note 5 - SEGMENT INFORMATION

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation's financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank N.A.
(UB), Second National Bank (SNB), The Security National Bank and Trust Co.
(SEC), The Citizens National Bank of Urbana (CIT), and The Third Savings and Loan Company (TSL).

---------------------------------------------------------------------------------------------------------------------------------
                           Operating Results for the Three Months Ended March 31, 2001 (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other    Total
---------------------------------------------------------------------------------------------------------------------------------
Net Interest       $14,141    $4,442   $4,431    $6,918    $1,708    $2,807    $6,395    $1,633    $1,730     $1,226     $45,431
Income
---------------------------------------------------------------------------------------------------------------------------------
Provision for          720       270      150       444        60        75       300       135        75         30       2,259
Loan Losses
---------------------------------------------------------------------------------------------------------------------------------
Other Income         4,409       703      890     1,332       303       401     1,635       403       115        107      10,298
---------------------------------------------------------------------------------------------------------------------------------
Other Expense        8,432     2,701    2,410     3,672     1,439     1,763     3,567     1,083     1,022        881      26,970
---------------------------------------------------------------------------------------------------------------------------------
Net Income          $6,516    $1,444   $1,846    $3,071      $396    $1,016    $2,870      $562      $446       $723     $18,890
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
Assets           1,338,720   441,923  408,111   609,875   175,424   302,933   655,677   172,741   198,889  (142,308)  $4,161,985
---------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                           Operating Results for the Three Months Ended March 31, 2000 (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other    Total
---------------------------------------------------------------------------------------------------------------------------------
Net Interest       $13,703    $4,606   $4,224    $6,469    $1,730    $2,746    $6,538    $1,640    $1,774       $927     $44,357
Income
---------------------------------------------------------------------------------------------------------------------------------
Provision for          930       225      120       339        30        45       300        --        30         20       2,039
Loan Losses
---------------------------------------------------------------------------------------------------------------------------------
Other Income         4,124       579      785     1,218       191       205     1,517       292       137         90       9,138
---------------------------------------------------------------------------------------------------------------------------------
Other Expense        8,019     2,629    2,387     3,675     1,327     1,546     3,654     1,106     1,021        583      25,947
---------------------------------------------------------------------------------------------------------------------------------
Net Income          $6,219    $1,547   $1,722    $2,610      $423    $1,010    $2,811      $571      $518       $582     $18,013
---------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
Assets           1,253,772   444,846  393,330   594,096   178,507   301,458   625,031   165,403   190,433   (44,980)  $4,101,896
---------------------------------------------------------------------------------------------------------------------------------

The operating results of the Parent Company and Guardian Finance Company (GFC) (all other) are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2001 and 2000. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2001 and 2000 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis by management contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions and Park's ability to execute its business plans. Although Park believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement.

                 Comparison of Results of Operations for the Quarters Ended March 31, 2001 and 2000.

NET INTEREST INCOME

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.1 million or 2.4% to $45.43 million for the three months ended March 31, 2001 compared to $44.36 million for the first quarter of 2000. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2001 with the same quarter in 2000.

-------------------------------------------------------------------------------------------------
                                  Three Months Ended March 31,
                                         (In Thousands)
-------------------------------------------------------------------------------------------------
                                                  2001                         2000
-------------------------------------------------------------------------------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Loans                                     $2,929,017     9.10%          $2,789,918     8.72%
-------------------------------------------------------------------------------------------------
Taxable Investments                          772,719     6,74%             832,309     6.63%
-------------------------------------------------------------------------------------------------
Tax Exempt Investments                       164,903     6.93%             178,290     7.01%
-------------------------------------------------------------------------------------------------
Federal Funds Sold                            36,460     5.87%              26,076     5.60%
-------------------------------------------------------------------------------------------------
Interest Earning Assets                   $3,903,099     8.51%          $3,826,593     8.16%
-------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------
Interest Bearing Deposits                 $2,697,633     4.37%          $2,662,696     3.88%
-------------------------------------------------------------------------------------------------
Short-term Borrowings                        253,713     4.16%             246,008     5.08%
-------------------------------------------------------------------------------------------------
Long-term Debt                               274,242     5.50%             267,462     4.99%
-------------------------------------------------------------------------------------------------
Interest Bearing Liabilities              $3,225,588     4.45%          $3,176,166     4.07%
-------------------------------------------------------------------------------------------------
Excess Interest Earning Assets              $677,511     4.06%            $650,427     4.09%
-------------------------------------------------------------------------------------------------
Net Interest Margin                                      4.83%                         4.79%
-------------------------------------------------------------------------------------------------

Average interest earning assets increased by $76 million or 2.0% to $3,903 million for the quarter ended March 31, 2001 compared to the same quarter in 2000. Average loan totals increased by $139 million or 5.0% to $2,929 million for the first quarter of 2001 compared to the first quarter in 2000. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first quarter of 2001 compared to the same period in 2000. The average yield on the loan portfolio was 9.10% for the first quarter of 2001 compared to 8.72% for the same period in 2000. The average prime lending rate for Park's affiliate banks was 8.62% for the first quarter of 2001 compared to 8.69% for the same period in 2000. The Federal Reserve decreased the federal funds rate by 1.50% during the first quarter of 2001 and by another .50% on April 18, 2001 to 4.50%. Park's prime lending rate was decreased by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio is expected to decrease over the remainder of the year as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold decreased by $63 million or 6.0% to $974 million for the first quarter of 2001 compared to the same quarter in 2000. The yield on taxable investment securities increased to 6.74% in 2001 compared to 6.63% in 2000 and the yield on tax exempt securities decreased to 6.93% in 2001 compared to 7.01% in 2000. The average maturity or repricing of the investment portfolio was approximately 3.9 years at March 31, 2001 compared to 5.5 years at March 31, 2000.

Average interest bearing liabilities increased by $49 million or 1.6% to $3,226 million for the quarter ended March 31, 2001 compared to the same quarter in 2000. Average interest bearing deposits increased by $35 million or 1.3% to $2,698 million for the first quarter of 2001 compared to the same period in 2000. Average short-term borrowings increased by $8 million or 3.1% to $254 million and average long-term debt increased by $7 million to $274 million for the first quarter of 2001 compared to the same period in 2000. Long-term debt consists of Federal Home Loan Bank advances.

The average cost of interest bearing liabilities increased by .38% to 4.45% in 2001 compared to 4.07% in 2000. The average cost of interest bearing deposits increased by .49% to 4.37% in 2001 compared to 3.88% in 2000. The average cost of total borrowing decreased by .20% to 4.85% in 2001 compared to 5.05% in 2000. The cost of Park's interest bearing liabilities is expected to decrease over the remainder of the year as the cost of new certificates of deposit is lower than the current portfolio rate and rates paid on other deposit accounts have been lowered.

The increase in net interest income of $1.1 million or 2.4% to $45.4 million for the quarter ended March 31, 2001 was primarily due to the 2.0% increase in interest earning assets. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased slightly by .03% to 4.06% in 2001 compared to 4.09% in 2000. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .04% to 4.83% for the first quarter of 2001 compared to 4.79% in 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $220,000 or 10.8% to $2.2 million for the quarter ended March 31, 2001 compared to $2.0 million for the same period in 2000. Net charge-offs were $1.6 million in 2001 compared to $1.5 million in 2000. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $21.2 million or

 .73% of loans at March 31, 2001 compared to $20.7 million or .70% of loans at December 31, 2000 and $10.7 million or .38% of loans at March 31, 2000. The reserve for loan losses as a percentage of outstanding loans was 2.00% at March 31, 2001 compared to 1.94% at December 31, 2000 and 1.87% at March 31, 2000. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

NONINTEREST INCOME

Noninterest income increased by $1.0 million or 11.1% to $10.2 million for the first quarter of 2001 compared to $9.1 million for the first quarter of 2000. The following table summarizes the change in noninterest income.

   ---------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                         (in thousands)
   ---------------------------------------------------------------------------------------------------------
                                                            2001                2000             Change
   ---------------------------------------------------------------------------------------------------------
   Fees from Fiduciary Activities                         $2,162              $2,051              $111
   ---------------------------------------------------------------------------------------------------------
   Service Charges on Deposit Accounts                     3,156               2,964               192
   ---------------------------------------------------------------------------------------------------------
   Other Service Income                                    1,552               1,260               292
   ---------------------------------------------------------------------------------------------------------
   Other Income                                            3,286               2,863               423
   ---------------------------------------------------------------------------------------------------------
        Total                                            $10,156              $9,138            $1,018
   ---------------------------------------------------------------------------------------------------------

The increase in fee income from fiduciary activities was primarily due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts was due to increases in the number of transaction accounts and to fee increases. The increase in fees earned from other service income was primarily due to an increase in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to lower interest rates. The fee income from the origination and sale of fixed rate mortgage loans is expected to increase during the second quarter. The increase in other fee income was primarily due to increases in check card and ATM transactions.

GAIN ON SALE OF SECURITIES

The gain on sale of securities of $142,000 for the first quarter of 2001 was due to the sale of United States Treasury notes with the proceeds reinvested in Agency mortgage-backed securities. The Agency mortgage-backed securities yield 1.70% more than the give-up yield on the Treasury notes.

OTHER EXPENSE

Total other expense increased by $1.0 million or 3.9% to $26.97 million for the three months ended March 31, 2001 compared to $25.95 million for the same period in 2000. Salaries and employee benefits expense increased by $633,000 or 4.5% to $14.6 million for the first quarter of 2001 compared to the same period in 2000. Salaries increased by $415,000 or 3.8% and benefits expense increased by $218,000 or 7.6% in 2001 compared to 2000. Full time equivalent employees were 1,525 at March 31, 2001 and 1,522 at March 31, 2000.

FEDERAL INCOME TAXES

Federal income tax expense was $7.6 million for the first quarter of 2001 compared to $7.5 million for the same period in 2000. The ratio of federal income tax expense to income before taxes was approximately 28.7% in 2001 and 29.4% in 2000. The primary difference between the effective federal income tax rate and the statutory rate of 35% is due to tax-exempt interest income from state and municipal loans and investments, and low income housing tax credits.

NET INCOME

Net income increased by $877,000 or 4.9% to $18.9 million for the three months ended March 31, 2001 compared to $18.0 million for the first quarter of 2000. The annualized, first quarter net income to average assets ratio (ROA) was 1.85% in 2001 compared to 1.78% in 2000. The annualized, first quarter net income to average equity ratio (ROE) was 17.33% in 2001 compared to 17.97% in 2000.

Diluted earnings per share increased by 7.2% to $1.34 for the first quarter of 2001 compared to $1.25 for the same quarter in 2000.

                        COMPARISON OF FINANCIAL CONDITION
                     AT MARCH 31, 2001 AND DECEMBER 31, 2000

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets decreased by $44 million or 1.0% to $4,162 million at March 31, 2001 compared to $4,206 million at December 31, 2000. Total loans decreased by $43 million or 1.4% to $2,914 million as demand for commercial loans, commercial real estate loans, and consumer loans and leases secured by automobiles was weak during the first quarter. Due to the drop in interest rates during the quarter, fixed rate mortgage loan volume increased. However, the fixed rate mortgage loans are sold in the secondary market and as a result do not increase the loan portfolio, but the related fee income does increase other service income. Growth in the loan portfolio is expected to be slow during the second quarter as loan demand continues to be weak.

Total liabilities decreased by $53 million or 1.4% to $3,710 million at March 31, 2001 compared to $3,763 million at December 31, 2000. Total borrowed money decreased by $94 million or 16.6% to $472 million at March 31, 2001 compared to $566 million at December 31, 2000. Total deposits increased by $45 million or 1.4% to $3,197 million at March 31, 2001 compared to $3,152 million at year-end 2000. Borrowed money was repaid with excess available funds which resulted from the poor loan demand during the first quarter.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 70.0% at March 31, 2001 compared to 70.3% at December 31, 2000 and 68.6% at March 31, 2000. Cash and cash equivalents totaled $134 million at March 31, 2001 compared to $170 million at December 31, 2000 and $158 million at March 31, 2000. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

CAPITAL RESOURCES

Stockholders' equity at March 31, 2001 was $452 million or 10.86% of total assets compared to $443 million or 10.53% of total assets at December 31, 2000 and $408 million or 9.94% of total assets at March 31, 2000.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is

4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.10% at March 31, 2001 and 9.90% at December 31, 2000. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 15.66% at March 31, 2001 and 15.00% at December 31, 2000. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.92% at March 31, 2001 and 16.26% at December 31, 2000.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2001. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2001:



                                                              TIER I           TOTAL
                                             LEVERAGE       RISK-BASED      RISK-BASED
                                             --------       ----------      ----------
--------------------------------------------------------------------------------------
Park National Bank                             6.03%           8.36%          11.77%
--------------------------------------------------------------------------------------
Richland Trust Company                         6.68%          11.58%          12.85%
--------------------------------------------------------------------------------------
Century National Bank                          6.28%          10.11%          12.60%
--------------------------------------------------------------------------------------
First-Knox National Bank                       6.37%           9.19%          12.81%
--------------------------------------------------------------------------------------
Second National Bank                           5.94%           9.01%          12.76%
--------------------------------------------------------------------------------------
United Bank, N.A.                              6.24%          10.65%          11.89%
--------------------------------------------------------------------------------------
Security National Bank                         6.76%          10.36%          15.08%
--------------------------------------------------------------------------------------
Citizens National Bank                         7.16%          12.09%          16.80%
--------------------------------------------------------------------------------------
Third Savings and Loan                         9.31%          11.60%          16.11%
--------------------------------------------------------------------------------------
Park National Corporation                     10.10%          15.66%          16.92%
--------------------------------------------------------------------------------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
--------------------------------------------------------------------------------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
--------------------------------------------------------------------------------------


At the April 16, 2001 Park National Corporation Board of Director's meeting, a cash dividend of $.71 per share was declared payable on June 8, 2001 to stockholders of record on May 25, 2001.

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

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

I.        Special Meeting of Shareholders - March 12, 2001:

           a. On March 12, 2001, Park National Corporation held a Special Meeting of Shareholders to consider and vote upon a proposal to adopt the Agreement and Plan of Merger, dated as of November 20, 2000 (the "Security Merger Agreement"), between Park and Security Banc Corporation ("Security"). At the close of business on the January 29, 2001 record date, there were 10,771,952 Park common shares outstanding and entitled to vote. At the meeting, 9,407,358 or 87.33% of the outstanding Park common shares entitled to vote were represented by proxy or in person.

            b. No separate election of directors occurred at the Special Meeting of Shareholders. However, pursuant to the terms of the Security Merger Agreement, following the merger of Security into Park, Harry
            O. Egger became a director of Park with a term expiring in 2002.

            c. The proposal to adopt the Security Merger Agreement was passed with 85.24% of the issued and outstanding Park common shares voting for the proposal. The affirmative vote of the holders of at least two-thirds of the issued and outstanding Park common shares was required for adoption. The vote was as follows:

             9,182,513  For          177,539  Against           47,306 Abstain and Broker Non-Votes
             ---------               -------                    ------

         d.    Not Applicable

  II.    Annual Meeting of Shareholders - April 16, 2001:

               a. On April 16, 2001 Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 23, 2001 record date, 10,735,013 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 9,862,310 or 91.9% of the outstanding common shares entitled to vote were represented by proxy or in person.

               b. Directors elected at the Annual Meeting for a three year term:

                                         Maureen Buchwald

              9,712,753  For       149,557  Withheld       -0-      Abstain and Broker Non-Votes
             ----------            -------                 ---

                                           D.C. Fanello

              9,799,213  For       63,097   Withheld      -0-       Abstain and Broker Non-Votes
              ---------            ------                 ---

                                       Phillip T. Leitnaker

              9,795,907  For       66,403  Withheld       -0-       Abstain and Broker Non-Votes
              ---------            ------                ----

                                         J. Gilbert Reese

              9,789,572   For      72,738  Withheld      -0-       Abstain and Broker Non-Votes
              ---------            ------                ---

                                          Rick R. Taylor

             9,804,797   For         57,513  Withheld     -0-       Abstain and Broker Non-Votes
             ---------              -------               ---



  Directors whose term of office continued after the Annual Meeting:

                                  James J. Cullers
                                  C. Daniel DeLawder
                                  Harry O. Egger
                                  R. William Geyer
                                  Howard E. LeFevre
                                  William T. McConnell
                                  James A. McElroy
                                  John J. O'Neill
                                  William A. Phillips
                                  John L. Warner

  Phillip H. Jordan, Jr. resigned as a director effective April 16, 2001.

                c.  See Item II (b) for the voting results for directors.

                    1. Proposal to amend the Park National Corporation 1995 Incentive Stock Option Plan, to increase the number of common shares available under that Plan from 735,000 to 1,200,000. The proposal passed with 88.8% of the issued and outstanding Park common shares voting for the proposal. The affirmative vote of 75% of the issued and outstanding Park common shares were required for passage.


  9,529,129   For           227,092  Against            106,089  Abstain and Broker Non-Votes
  ---------                 -------                     -------


                d.  Not applicable

Item 5.  OTHER INFORMATION

         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

             See page 22 for Index to Exhibits

         b.  REPORTS ON FORM 8-K

On March 28, 2001, Park filed a Current Report on Form 8-K, dated March 28, 2001, in order to report the consummation of the merger with Security Banc Corporation effective March 23, 2001.

                                INDEX TO EXHIBITS
                                -----------------

EXHIBIT NO.                             DESCRIPTION
----------                              -----------

      2 Agreement and Plan of Merger (excluding exhibits and schedules), dated as of November 20, 2000, by and between Park National Corporation ("Registrant") and Security Banc Corporation [incorporated herein by reference to Exhibit 2.1 to Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 filed January 29, 2001 (Registration No. 333-53038)]

      10(a) Security Banc Corporation 1987 Stock Option Plan [incorporated herein by reference to Exhibit 10(a) to Registrant's Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378)]

      10(b) Security Banc Corporation 1995 Stock Option Plan [incorporated herein by reference to Exhibit 10(b) to Registrant's Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 33-59378)]

      10(c) Security Banc Corporation 1998 Stock Option Plan [incorporated herein by reference to Exhibit 10(c) to Registrant's Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378)]

      10(d) Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through April 16, 2001) [incorporated herein by reference to
                         Exhibit 10 to Registrant's Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59360)]

      10(e) Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               PARK NATIONAL CORPORATION






DATE:   May 8, 2001            BY:    /S/C. Daniel DeLawder
        -----------                   ----------------------
                                         C. Daniel DeLawder
                                      President and Chief Executive Officer

DATE:   May 8, 2001            BY:   /S/John W. Kozak
        -----------                  ----------------
                                         John W. Kozak
                                     Chief Financial Officer