Form 10-Q
period 2001-06-30
PARK NATIONAL CORP /OH/
filed 2001-08-07
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                     1-13006
                      ----------------------------------------------------------


                            Park National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                      31-1179518
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

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


14,004,618  common shares, no par value per share, outstanding at July 27, 2001.
----------

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION                                             3-13

        Item 1.  Financial Statements                                       3-13

                 Consolidated Balance Sheets as of June 30, 2001 and
                 and December 31, 2000 (unaudited)                             3

                 Consolidated Condensed Statements of Income for the
                 Three Months and Six Months ended June 30, 2001 and 2000
                 (unaudited)                                                 4,5

                 Consolidated Condensed Statements of Changes in Stockholders' Equity for the Six Months ended June 30, 2001 and 2000
                 (unaudited)                                                   6

                 Consolidated Statements of Cash Flows for the Six Months
                 ended June 30, 2001 and 2000 (unaudited)                    7-8

                 Notes to Consolidated Financial Statements                 9-13

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     14-21

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk        21


PART II.  OTHER INFORMATION                                                   22

     Item 1.  Legal Proceedings                                               22

     Item 2.  Changes in Securities and Use of Proceeds                       22

     Item 3.  Defaults Upon Senior Securities                                 22

     Item 4.  Submission of Matters to a Vote of Security Holders             22

     Item 5.  Other Information                                               22

     Item 6.  Exhibits and Reports on Form 8-K                                22


SIGNATURES                                                                    23

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                       June 30,             December 31,
                                                                                         2001                   2000
-------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                                               $135,107               $141,547
-------------------------------------------------------------------------------------------------------------------------
   Federal funds sold                                                                           0                 28,030
-------------------------------------------------------------------------------------------------------------------------
   Interest bearing deposits                                                                  550                  1,638
-------------------------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,160,851 and $919,288
      at June 30, 2001 and December 31, 2000)                                           1,180,641                925,496
-------------------------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $29,902 and $30,497
      at June 30, 2001 and December 31, 2000)                                              29,873                 30,474
-------------------------------------------------------------------------------------------------------------------------
   Loans (net of unearned interest)                                                     2,886,585              2,956,204
-------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses                                                               59,827                 57,473
-------------------------------------------------------------------------------------------------------------------------
               Net loans                                                                2,826,758              2,898,731
-------------------------------------------------------------------------------------------------------------------------
   Bank premises and equipment, net                                                        40,109                 39,616
-------------------------------------------------------------------------------------------------------------------------
   Other assets                                                                           131,417                140,013
-------------------------------------------------------------------------------------------------------------------------
                            Total assets                                               $4,344,455             $4,205,545
-------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                                                $459,202               $493,994
-------------------------------------------------------------------------------------------------------------------------
      Interest bearing                                                                  2,725,380              2,658,257
-------------------------------------------------------------------------------------------------------------------------
               Total deposits                                                           3,184,582              3,152,251
-------------------------------------------------------------------------------------------------------------------------
   Short-term borrowings                                                                  318,204                275,699
-------------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                         352,651                290,127
-------------------------------------------------------------------------------------------------------------------------
   Other liabilities                                                                       26,840                 44,819
-------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                        3,882,277              3,762,896
-------------------------------------------------------------------------------------------------------------------------
   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,540,641 shares issued in 2001
            and 14,801,010 issued in 2000)                                                105,772                119,229
-------------------------------------------------------------------------------------------------------------------------
      Retained earnings                                                                   385,323                365,975
-------------------------------------------------------------------------------------------------------------------------
      Treasury stock (517,219 shares in 2001
            and 676,293 shares in 2000)                                                   (42,329)               (46,583)
-------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                                   13,412                  4,028
-------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                       462,178                442,649
-------------------------------------------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity                                    $4,344,455             $4,205,545
-------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                           Three Months Ended                         Six Months Ended
                                                                 June 30,                                  June 30,
                                                     --------------------------------    ---------------------------------------
                                                        2001                  2000                2001                   2000
-------------------------------------------------------------------------------------    ---------------------------------------
Interest income:

   Interest and fees on loans                          $63,223               $63,084            $128,664               $123,345
-------------------------------------------------------------------------------------    ---------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities              14,569                13,983              27,418                 27,695
-------------------------------------------------------------------------------------    ---------------------------------------
      Obligations of states
         and political subdivisions                      2,000                 2,075               3,997                  4,225
-------------------------------------------------------------------------------------    ---------------------------------------

   Other interest income                                    89                   281                 616                    644
-------------------------------------------------------------------------------------    ---------------------------------------
         Total interest income                          79,881                79,423             160,695                155,909
-------------------------------------------------------------------------------------    ---------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                        5,998                 7,005              12,584                 13,478
-------------------------------------------------------------------------------------    ---------------------------------------
      Time deposits                                     21,794                19,897              44,272                 39,129
-------------------------------------------------------------------------------------    ---------------------------------------

   Interest on borrowings:
      Short-term borrowings                              2,581                 3,360               5,181                  6,465
-------------------------------------------------------------------------------------    ---------------------------------------
      Long-term debt                                     2,606                 4,031               6,325                  7,350
-------------------------------------------------------------------------------------    ---------------------------------------

                 Total interest expense                 32,979                34,293              68,362                 66,422
-------------------------------------------------------------------------------------    ---------------------------------------


            Net interest income                         46,902                45,130              92,333                 89,487
-------------------------------------------------------------------------------------    ---------------------------------------


Provision for loan losses                                2,392                 2,369               4,651                  4,408
-------------------------------------------------------------------------------------    ---------------------------------------


                 Net interest income after
                 provision for loan losses              44,510                42,761              87,682                 85,079
-------------------------------------------------------------------------------------    ---------------------------------------


Other income                                            11,359                 9,770              21,515                 18,908
-------------------------------------------------------------------------------------    ---------------------------------------

Gain (loss) on sale of securities                            -                     -                 142                      -
-------------------------------------------------------------------------------------    ---------------------------------------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                                 Three Months Ended                         Six Months Ended
                                                                      June 30,                                  June 30,
                                                      -----------------------------------    --------------------------------------
                                                             2001                  2000               2001                   2000
-----------------------------------------------------------------------------------------    --------------------------------------
Other expense:

   Salaries and employee benefits                           14,151                13,354             28,717                 27,287
-----------------------------------------------------------------------------------------    --------------------------------------
   Occupancy expense                                         1,487                 1,386              3,004                  2,821
-----------------------------------------------------------------------------------------    --------------------------------------
   Furniture and equipment expense                           1,468                 1,496              2,883                  3,049
-----------------------------------------------------------------------------------------    --------------------------------------
   Other expense                                             9,645                 9,758             19,117                 18,784
-----------------------------------------------------------------------------------------    --------------------------------------
      Total other expense                                   26,751                25,994             53,721                 51,941
-----------------------------------------------------------------------------------------    --------------------------------------

                 Income before federal income taxes         29,118                26,537             55,618                 52,046
-----------------------------------------------------------------------------------------    --------------------------------------

Federal income taxes                                         8,735                 7,661             16,345                 15,157
-----------------------------------------------------------------------------------------    --------------------------------------

                 Net income                                $20,383               $18,876            $39,273                $36,889
=========================================================================================    ======================================



PER SHARE:

   Net income:
      Basic                                                  $1.45                 $1.33              $2.79                  $2.59
=========================================================================================    ======================================
      Diluted                                                $1.45                 $1.33              $2.79                  $2.58
=========================================================================================    ======================================

   Weighted average
      Basic                                             14,033,886            14,228,058         14,062,112             14,264,003
=========================================================================================    ======================================
      Diluted                                           14,055,661            14,255,742         14,085,943             14,310,871
=========================================================================================    ======================================

   Cash dividends declared                                   $0.71                 $0.65              $1.42                  $1.30
=========================================================================================    ======================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                         Accumulated
 SIX MONTHS ENDED JUNE 30, 2001 AND 2000                                                      Treasury      Other
                                                                  Common        Retained        Stock   Comprehensive  Comprehensive
                                                                  Stock         Earnings       at Cost     Income        Income
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999                                    $121,210        $333,572     ($29,295)    $16,304)
-------------------------------------------------------------------------------------------------------------------
    Net Income                                                                     36,889                              $36,889
-------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of ($296)                                                                       (550)       (550)
-------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                      $36,339
-------------------------------------------------------------------------------------------------------------------============
    Cash dividends on common stock:
       Park at $1.30 per share                                                    (13,372)
-------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares, SNB Corp. and
        Security Banc Corporation prior to merger                                  (4,063)
-------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from U. B. Bancshares and SNB Corp.
        mergers - 66,360 shares                                    (2,246)                       2,246
-------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in U. B. Bancshares and
        SNB Corp. mergers -  406 shares                               (39)
-------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options - 10,915 shares                   251
-------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased -152,386 shares                                                   (13,425)
-------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options -13,780 shares                                       706
-------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2000                                        $119,176        $353,026     ($39,768)    $16,854)
===================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2000                                    $119,229        $365,975     ($46,583)     $4,028
-------------------------------------------------------------------------------------------------------------------
    Net Income                                                                    $39,273                              $39,273
-------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $5,052                                                                      9,384       9,384
-------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                      $48,657
-------------------------------------------------------------------------------------------------------------------============
    Cash dividends on common stock:
       Park at $1.42 per share                                                    (17,570)
-------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
         prior to merger                                                           (2,355)
-------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from Security Banc Corporation
       merger - 259,280 shares                                    (13,361)                      13,361
-------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in Security Banc
       Corporation merger -  1,089 shares                             (96)
-------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 115,334 shares                                                   (9,884)
-------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 15,128 shares                                      777
-------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                        $105,772        $385,323     ($42,329)    $13,412
===================================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                               Six Months Ended
                                                                                                                   June 30,
                                                                                               -------------------------------------
                                                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Operating activities:

Net income                                                                                                $39,273           $36,889
------------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                                                                 1,586             2,257
------------------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                                                4,651             4,408
------------------------------------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                                         1,988             1,985
------------------------------------------------------------------------------------------------------------------------------------
   Realized investment security gain                                                                         (142)                0
------------------------------------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Decrease in other assets                                                                              2,410             3,335
------------------------------------------------------------------------------------------------------------------------------------
     Decrease in other liabilities                                                                        (10,309)          (20,671)
------------------------------------------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                                                 39,457            28,203
               ---------------------------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                                           24,968                 0
------------------------------------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                                          176,398            54,898
------------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                                601               371
------------------------------------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                                         (442,172)          (54,015)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in interest bearing deposits with other banks                                       1,088              (110)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in loans                                                                           67,667          (114,446)
------------------------------------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                                                   (3,039)             (792)
------------------------------------------------------------------------------------------------------------------------------------


               Net cash used by investing activities                                                     (174,489)         (114,094)
               ---------------------------------------------------------------------------------------------------------------------



                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                       -------------------------------------
                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------
Financing activities:

Net increase in deposits                                                          $32,331           $29,410
------------------------------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowings                                   42,505           (83,334)
------------------------------------------------------------------------------------------------------------
Exercise of stock options                                                               0               251
------------------------------------------------------------------------------------------------------------
Cash payment for fractional shares                                                    (96)              (39)
------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                    (9,107)          (12,719)
------------------------------------------------------------------------------------------------------------
Long-term debt issued                                                             235,000           165,000
------------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                      (172,476)          (28,054)
------------------------------------------------------------------------------------------------------------
Cash dividends paid                                                               (27,595)          (24,389)
------------------------------------------------------------------------------------------------------------



               Net cash provided from financing activities                        100,562            46,126
               ---------------------------------------------------------------------------------------------



               Decrease in cash and cash equivalents                              (34,470)          (39,765)
               ---------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                    169,577           185,751
------------------------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period                        $135,107          $145,986
               =============================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                              $69,420           $66,724
                            --------------------------------------------------------------------------------

                            Income taxes                                          $16,463           $10,160
                            --------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Six Month Periods Ended June 30, 2001 and 2000.


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2001.

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

On April 30, 2000, Park merged with U.B. Bancshares, Inc., a $180 million one bank holding company headquartered in Bucyrus, Ohio in a transaction accounted for as a pooling-of-interests. Park issued approximately 325,000 shares of common stock to the stockholders of U.B. Bancshares, Inc. based upon an exchange ratio of .577209 shares of Park common stock for each outstanding share of U.B. Bancshares, Inc. common stock. United Bank, N.A., the wholly owned subsidiary of U.B. Bancshares, Inc., is being operated as a separate banking subsidiary by Park. Park also merged with SNB Corp., a $300 million one bank holding company headquartered in

Greenville, Ohio, on April 30, 2000 in a transaction accounted for as a pooling-of-interests. Park issued approximately 835,000 shares of common stock to the stockholders of SNB Corp. based upon an exchange ratio of 5.367537 shares of Park common stock for each outstanding share of SNB Corp. common stock. Second National Bank, the wholly owned subsidiary of SNB Corp., is being operated as a separate banking subsidiary by Park.

The historical financial statements of the Corporation have been restated to show Security Banc Corporation, and Park on a combined basis. Separate results of operations for Park and Security Banc Corporation follow:

-------------------------------------------------------------------------------
                                      Three Months Ended   Six Months Ended
                                         June 30, 2000      June 30, 2000
-------------------------------------------------------------------------------
       (Dollars in Thousands)
      (EXCEPT PER SHARE DATA)
        Net Interest Income
-------------------------------------    ---------------    ---------------
Park                                            $34,574            $68,563
-------------------------------------    ---------------    ---------------
Security Banc Corporation                        10,556             20,924
-------------------------------------    ---------------    ---------------
   Combined                                     $45,130            $89,487
-------------------------------------    ---------------    ---------------

-------------------------------------    ---------------    ---------------
             Net Income
-------------------------------------    ---------------    ---------------
Park                                            $14,438            $28,302
-------------------------------------    ---------------    ---------------
Security Banc Corporation                         4,438              8,587
-------------------------------------    ---------------    ---------------
   Combined                                     $18,876            $36,889
-------------------------------------    ---------------    ---------------

-------------------------------------    ---------------    ---------------
      Basic Earnings Per Share
-------------------------------------    ---------------    ---------------
Park                                              $1.33              $2.61
-------------------------------------    ---------------    ---------------
Security Banc Corporation                           .37                .72
-------------------------------------    ---------------    ---------------
     Combined                                     $1.33              $2.59
-------------------------------------    ---------------    ---------------

     Diluted Earnings Per Share
-------------------------------------    ---------------    ---------------
Park                                              $1.33              $2.60
-------------------------------------    ---------------    ---------------
Security Banc Corporation                           .37                .72
-------------------------------------    ---------------    ---------------
     Combined                                     $1.33              $2.58
-------------------------------------    ---------------    ---------------


Note 3 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.

---------------------------------------- -----------------------------------------------------------------
                                                                     (In Thousands)
---------------------------------------- ------------------------------- ---------------------------------
                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                  2001            2000             2001             2000
---------------------------------------- ---------------- -------------- ----------------- ---------------
Beginning of Period                              $58,165        $52,718           $57,473         $52,140
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Provision for loan losses                        2,392          2,369             4,651           4,408
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Losses charged to the reserve                  (3,441)        (2,092)           (6,647)         (4,827)
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Recoveries                                       2,711            842             4,350           2,116
---------------------------------------- ---------------- -------------- ----------------- ---------------

---------------------------------------- ---------------- -------------- ----------------- ---------------
  End of Period                                  $59,827        $53,837           $59,827         $53,837
---------------------------------------- ================ ============== ================= ===============


Note 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2000.

------------------------------------------------- --------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)
------------------------------------------------- --------------------------------------------------------------------------
                                                      Three Months Ended June 30,            Six Months Ended June 30,
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
                                                        2001               2000               2001               2000
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Numerator:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Net Income                                             $20,383            $18,876            $39,273           $36,889
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

Denominator:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Denominator for basic earnings per share
(weighted-average shares)                            14,033,886         14,228,058         14,062,112         14,264,003
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Effect of dilutive securities                          21,775             27,684             23,831             46,868
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed
conversions)                                         14,055,661         14,255,742         14,085,943         14,310,871
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

Earnings per share:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Basic earnings per share                                $1.45              $1.33              $2.79             $2.59
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Diluted earnings per share                              $1.45              $1.33              $2.79             $2.58
------------------------------------------------- ------------------ ------------------ ------------------ -----------------


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


----------------------------------------------------------------------------------------------------------------------------------
                            Operating Results for the Three Months Ended June 30, 2001 (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other     Total
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Net Interest       $14,702    $4,877   $4,430    $7,062    $1,777    $2,852    $6,542    $1,690    $1,692     $1,278      $46,902
Income
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Provision for          870       330      180       474       120      (50)       300        50        75         43        2,392
Loan Losses
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Other Income         5,093       810    1,113     1,424       294       343     1,686       311       174        111       11,359
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Other Expense        8,215     2,663    2,566     3,646     1,418     1,677     3,569     1,056     1,025        916       26,751
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Net Income          $7,380    $1,779   $1,869    $3,059      $401    $1,139    $2,999      $601      $456       $700      $20,383
----------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 2001
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Assets           $1,342,915   484,825   447,191  648,389   189,592   305,131   658,978   182,600   192,707  (107,873)  $4,344,455
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------


----------------------------------------------------------------------------------------------------------------------------------
                            Operating Results for the Three Months Ended June 30, 2000 (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                     PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other    Total
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Interest        $14,013    $4,569    $4,204   $6,709    $1,770    $2,795    $6,696    $1,664    $1,821       $889     $45,130
Income
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Provision for           930       347       140      523        30        45       300        --        30         24       2,369
Loan Losses
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Income          4,225       697       838    1,270       217       256     1,563       305       109        290       9,770
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Expense         7,870     2,588     2,357    3,550     1,392     1,611     3,431     1,079     1,003      1,113      25,994
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Income           $6,613    $1,543    $1,755   $2,764      $418    $1,066    $3,097      $586      $541       $493     $18,876
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------

Balances at June 30, 2000
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Assets           $1,264,997   465,056   404,941  603,460   183,287   305,815   632,668   163,506   194,878   (47,040)  $4,171,568
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------


----------------------------------------------------------------------------------------------------------------------------------
                             Operating Results for the Six Months Ended June 30, 2001 (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                   PNB       RTC       CNB      FKNB       UB       SNB      SEC       CIT        TSL      All Other     Total
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Net Interest
Income            $28,843    $9,319    $8,861  $13,980    $3,485   $5,659   $12,937    $3,323     $3,422       $2,504     $92,333
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Provision for
Loan Losses         1,590       600       330      918       180       25       600       185        150           73       4,651
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Other Income
                    9,502     1,513     2,003    2,756       597      744     3,321       714        289          218      21,657
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Other Expense
                   16,647     5,364     4,976    7,318     2,857    3,440     7,136     2,139      2,047        1,788      53,721
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Net Income        $13,896    $3,223    $3,715   $6,130      $797   $2,155    $5,869    $1,163       $902       $1,423     $39,273
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------

---------------------------------------------------------------------------------------------------------------------------------
                            Operating Results for the Six Months Ended June 30, 2000 (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                   PNB       RTC       CNB      FKNB       UB       SNB      SEC       CIT        TSL     All Other     Total
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------
Net Interest
Income            $27,716    $9,175    $8,428  $13,178    $3,500   $5,541   $13,234    $3,304     $3,595      $1,816     $89,487
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------
Provision for
Loan Losses         1,860       572       260      862        60       90       600        --         60          44       4,408
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------
Other Income
                    8,349     1,276     1,623    2,488       408      461     3,080       597        246         380      18,908
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------
Other Expense
                   15,889     5,217     4,744    7,225     2,719    3,157     7,085     2,185      2,024       1,696      51,941
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------
Net Income        $12,832    $3,090    $3,477   $5,374      $841   $2,076    $5,908    $1,157     $1,059      $1,075     $36,889
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- -----------

The operating results of the Parent Company and Guardian Finance Company (GFC) (All Other) are used to reconcile the segment totals to the consolidated income statements for the three and six month periods ended June 30, 2001 and 2000. The reconciling amounts for consolidated total assets at June 30, 2001 and 2000 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

Note 6 - NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling-of-interests method of accounting for business combinations is no longer permitted.

Park will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $500,000 per year. During 2002, Park will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of Park.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis by management contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions and Park's ability to execute its business plans, as well as other risks detailed in our press releases and Securities and Exchange Commission filings. Although Park believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement.


     Comparison of Results of Operations for the Three and Six Month Periods
                          Ended June 30, 2001 and 2000.


NET INTEREST INCOME

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.8 million or 3.9% to $46.9 million for the three months ended June 30, 2001 compared to $45.1 million for the second quarter of 2000. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2001 with the same quarter in 2000.

-------------------------------------------------------------------------------------------------
                                  Three Months Ended June 30,
                                         (In Thousands)
-------------------------------------------------------------------------------------------------
                                                  2001                         2000
-------------------------------------- --------------------------- ------------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------- -------------- ------------ ---------------- -------------
Loans                                     $2,897,183     8.78%          $2,851,201     8.91%
-------------------------------------- -------------- ------------ ---------------- -------------
Taxable Investments                          874,517     6.68%             839,894     6.68%
-------------------------------------- -------------- ------------ ---------------- -------------
Tax Exempt Investments                       161,685     6.93%             174,546     6.89%
-------------------------------------- -------------- ------------ ---------------- -------------
Federal Funds Sold                             5,992     5.97%              20,428     5.69%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Earning Assets                   $3,939,377     8.24%          $3,886,069     8.32%
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Deposits                 $2,732,377     4.08%          $2,683,315     4.02%
-------------------------------------- -------------- ------------ ---------------- -------------
Short-term Borrowings                        317,200     3.26%             270,760     5.26%
-------------------------------------- -------------- ------------ ---------------- -------------
Long-term Debt                               205,273     5.09%             269,822     5.62%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Liabilities              $3,254,850     4.07%          $3,223,897     4.27%
-------------------------------------- -------------- ------------ ---------------- -------------
Excess Interest Earning Assets              $684,527     4.17%            $662,172     4.05%
-------------------------------------- -------------- ------------ ---------------- -------------
Net Interest Margin                                      4.88%                         4.78%
-------------------------------------- -------------- ------------ ---------------- -------------

Average interest earning assets increased by $53 million or 1.4% for the quarter ended June 30, 2001 compared to the same quarter in 2000. Average loan totals increased by $46 million or 1.6% for the second quarter of 2001 compared to the second quarter of 2000. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first half of 2001 compared to the same period in 2000. Total loans have decreased by $70 million or 2.3% to $2,886 million at June 30, 2001 compared to $2,956 million at December 31, 2000. In response to the weak loan demand, management has purchased additional investment securities during the first half of 2001. Total investment securities have increased by $255 million or 26.6% to $1,211 million at June 30, 2001 compared to $956 million at December 31, 2000. Loan demand is expected to continue to be weak during the third quarter of 2001.

The average yield on the loan portfolio was 8.78% for the second quarter of 2001 compared to 8.91% for the second quarter of 2000. The average prime lending rate for Park's affiliate banks was 7.34% for the second quarter of 2001 compared to 9.24% for the same period in 2000. The Federal Reserve decreased the federal funds rate by 2.75% during the first half of 2001. Park's prime lending rate was decreased by the same magnitude at the same time. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on the loan portfolio is expected to continue to decrease over the remainder of the year as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $7 million or .7% to $1,042 million for the second quarter of 2001 compared to the same quarter in 2000. The yield on taxable investment securities was 6.68% for both the second quarter of 2001 and 2000. The yield on tax exempt securities was 6.93% in 2001 compared to 6.89% in 2000. The average maturity or repricing of the investment portfolio was approximately 3.9 years at June 30, 2001 compared to 5.1 years at June 30, 2000.

Average interest bearing liabilities increased by $31 million or 1.0% to $3,254 million for the quarter ended June 30, 2001 compared to the same quarter in 2000. Average interest bearing deposits increased by $49 million or 1.8% to $2,732 million in 2001 compared to 2000. Average total borrowings decreased by $18 million or 3.3% to $522 million in 2001 compared to 2000.

The average cost of interest bearing liabilities decreased by .20% to 4.07% in 2001 compared to 4.27% in 2000. The average cost of interest bearing deposits increased by .06% to 4.08% in 2001 compared to 4.02% in 2000. The cost of short-term borrowings decreased by 2.00% to 3.26% in 2001 compared to 5.26% in 2000, consistent with the decrease in the federal funds rate in 2001. The cost of long-term debt also decreased to 5.09% in 2001 compared to 5.62% in 2000. The cost of Park's interest bearing liabilities is expected to continue to decrease during the second half of the year as the cost of new certificates of deposit is lower than the portfolio rate.

The increase in net interest income of $1.8 million or 3.9% to $46.9 million for the quarter ended June 30, 2001 was primarily due to an increase in the net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) of .12% to 4.17% in 2001 compared to 4.05% in 2000. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .10% to 4.88% for the second quarter of 2001 compared to 4.78% in 2000.

Net interest income increased by $2.8 million or 3.2% to $92.3 million for the six months ended June 30, 2001 compared to $89.5 million for the same period in 2000. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2001 with the same period in 2000.


-------------------------------------- --------------------------------------------------------------
                                                 Six Months Ended June 30, (In Thousands)
-------------------------------------- ------------------------------ -------------------------------
                                                   2001                            2000
-------------------------------------- ------------------------------ -------------------------------
                                          Average     Tax Equivalent     Average      Tax Equivalent
                                          Balance           %            Balance            %
-------------------------------------- -------------- --------------- --------------- ---------------
Loans                                     $2,913,012      8.94%           $2,820,666      8.83%
-------------------------------------- -------------- --------------- --------------- ---------------
Taxable Investments                          823,693      6.71%              836,136      6.68%
-------------------------------------- -------------- --------------- --------------- ---------------
Tax Exempt Investments                       163,285      6.93%              176,408      6.99%
-------------------------------------- -------------- --------------- --------------- ---------------
Federal Funds Sold                            21,142      5.88%               23,208      5.56%
-------------------------------------- -------------- --------------- --------------- ---------------
Interest Earning Assets                   $3,921,132      8.37%           $3,856,418      8.26%
-------------------------------------- -------------- --------------- --------------- ---------------

-------------------------------------- -------------- --------------- --------------- ---------------
Interest Bearing Deposits                 $2,715,101      4.22%           $2,668,455      3.96%
-------------------------------------- -------------- --------------- --------------- ---------------
Short-Term Borrowings                        285,632      3.66%              261,926      5.17%
-------------------------------------- -------------- --------------- --------------- ---------------
Long-Term Borrowings                         239,567      5.32%              266,314      5.35%
-------------------------------------- -------------- --------------- --------------- ---------------
Interest Bearing Liabilities              $3,240,300      4.25%            3,196,695      4.18%
-------------------------------------- -------------- --------------- --------------- ---------------
Excess Interest-Earning Assets              $680,832      4.12%                           4.08%
-------------------------------------- -------------- --------------- --------------- ---------------
Net Interest Margin                                       4.86%                           4.79%
-------------------------------------- -------------- --------------- --------------- ---------------

Average interest earning assets increased by $65 million or 1.7% to $3,921 million for the six months ended June 30, 2001 compared to the same period in 2000. Average loans increased by $92 million or 3.3% to $2,913 million for the first half of 2001 compared to the same period in 2000. The yield on loans was 8.94% for the first half of 2001 compared to 8.83% for the first half of 2000.

Average investment securities including federal funds sold decreased by $28 million or 2.7% to $1,008 million for the first half of 2001 compared to the same period in 2000. The yield on taxable investment securities was 6.71% for the first half of 2001 compared to 6.68% for the same period in 2000.

Average interest-bearing liabilities increased by $44 million or 1.4% to $3,240 million for the first six months of 2001 compared to the same period in 2000. Average interest bearing deposits increased by $47 million or 1.7% to $2,715 million for the first half of 2001 compared to the same period in 2000. Average total borrowings were $525 million at an average cost of 4.42% for the first half of 2001 compared to average total borrowings of $528 million at an average cost of 5.26% for the first half of 2000.

The average cost of interest bearing liabilities increased by .07% to 4.25% in 2001 compared to 4.18% in 2000. The average cost of interest bearing deposits increased by .26% to 4.22% in 2001 compared to 3.96% in 2000. The cost of Park's interest bearing liabilities is expected to decrease over the remainder of the year as the cost of new certificates of deposit is lower than the current portfolio rate.

The increase in net interest income of $2.8 million or 3.2% to $92.3 million for the first half of 2001 was due to the 1.7% increase in interest earning assets and the increase in the net interest spread. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .04% to 4.12% in 2001 compared to 4.08% in 2000. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .07% to 4.86% for 2001 compared to 4.79% in 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.4 million and $4.7 million, respectively, for the second quarter and first half of 2001 compared to $2.4 million and $4.4 million for the same periods in 2000. Net charge-offs were $730,000 and $2.3 million, respectively, for the three and six month periods ended June 30, 2001 compared to $1.25 million and $2.7 million for the same periods in 2000. Nonperforming loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $24.1 million or .84% of loans at June 30, 2001 compared to $20.7 million or .70% of loans at December 31, 2000 and $13.1 million or .45% of loans at June 30, 2000. The reserve for loan losses as a percentage of outstanding loans was 2.07% at June 30, 2001 compared to 1.94% at December 31, 2000 and 1.86% at June 30, 2000. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


 NONINTEREST INCOME

Noninterest income increased by $1.6 million or 16.3% to $11.4 million for the three months ended June 30, 2001 and increased by $2.6 million or 13.8% to $21.5 million for the six months ended June 30, 2001 compared to the same periods in 2000. The following is a summary of the change in noninterest income.

---------------------------- ------------------------------------- --------------------------------------
                                      Three Months Ended                     Six Months Ended
                                           June 30                                June 30
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
                                  2001         2000       Change         2001         2000        Change
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
Fees from fiduciary
activities                        $2,224      $2,068         $156        $4,386       $4,119        $267
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
Service charges on deposit
accounts                           3,436       3,145          291         6,592        6,109         483
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
Other service income
                                   2,458       1,347        1,111         4,010        2,607       1,403
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
Other income                       3,241       3,210           31         6,527        6,073         454
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------
Total                            $11,359      $9,770       $1,589       $21,515      $18,908      $2,607
---------------------------- ------------ ----------- ------------ ------------- ------------ -----------

The increase in fee income from fiduciary activities, for both periods, was due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts, for both periods, was due to both an increase in the number of transaction accounts and to increases in various deposit fees. The increase in fees earned from other service income, for both periods, was primarily due to an increase in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to lower interest rates. This strong volume is expected to continue during the third quarter. The increase in other income, for both periods, was primarily due to increases in fee income from check card and ATM transactions.


GAIN ON SALE OF SECURITIES

The gain on sale of securities of $142,000 for the first half of 2001 was due to the sale of United States Treasury notes with the proceeds reinvested in Agency mortgage-backed securities. The Agency mortgage-backed securities yield 1.70% more than the give-up yield on the Treasury notes.


OTHER EXPENSE

Total other expense increased by $757,000 or 2.9% to $26.8 million for the quarter ended June 30, 2001 and increased by $1.8 million or 3.4% to $53.7 million for the six months ended June 30, 2001 compared to the same periods in 2000.

Salaries and employee benefits expense increased by $797,000 or 6.0% to $14.2 million for the quarter ended June 30, 2001 and increased by $1.4 million or 5.2% to $28.7 million for the first six months of 2001 compared to the same periods in 2000. Full time equivalent employees were 1,552 at June 30, 2001 compared to 1,559 at June 30, 2000.

Occupancy expense increased by $101,000 or 7.3% to $1.5 million for the three months ended June 30, 2001 and increased by $183,000 or 6.5% to $3.0 million for the six months ended June 30, 2001 compared to the same periods in 2000. The increase in both periods is primarily due to three additional branch offices that have been opened in supermarkets.


FEDERAL INCOME TAXES

Federal income tax expense was $8.7 million and $16.3 million, respectively, for the three and six month periods ended June 30, 2001 compared to $7.7 million and $15.2 million for the same periods in 2000. The ratio of federal income tax expense to income before taxes was 30.0% for the three months ended June 30, 2001 and 29.4% for the six month period ended June 30, 2001 compared to approximately 29% for the same periods in 2000. The statutory rate was 35% for both 2001 and 2000. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.


NET INCOME

Net income increased by $1.5 million or 8.0% to $20.4 million for the three months ended June 30, 2001 compared to $18.9 million for the same period in 2000. For the six months ended June

30, 2001, net income increased by $2.4 million or 6.5% to $39.3 million compared to $36.9 million for the same period in 2000. The annualized, net income to average assets ratios (ROA) were 1.95% and 1.90%, respectively, for the three and six month periods ended June 30, 2001 compared to 1.84% and 1.81% for the same periods in 2000. The annualized, net income to average equity ratios (ROE) were 18.23% and 17.79%, respectively, for the three and six month periods ended June 30, 2001 compared to 18.80% and 18.38% for the same periods in 2000.

Diluted earnings per share increased by 9.0% to $1.45 for the second quarter of 2001 compared to $1.33 for the same quarter in 2000 and increased by 8.1% to $2.79 for the first half of 2001 compared to $2.58 for the same period in 2000.

                        COMPARISON OF FINANCIAL CONDITION
                     AT JUNE 30, 2001 AND DECEMBER 31, 2000



CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets increased by $139 million or 3.3% to $4,344 million at June 30, 2001 compared to $4,205 million at December 31, 2000. Total loans decreased by $70 million or 2.4% to $2,887 million as demand for commercial loans, commercial real estate loans, and consumer loans and leases secured by automobiles was weak during the first six months. Due to the drop in interest rates during the first half of 2001, fixed rate mortgage loan volume increased. However, the fixed rate mortgage loans are sold in the secondary market and as a result do not increase the loan portfolio, but the related fee income does increase other service income. Growth in the loan portfolio is expected to be slow during the third quarter as loan demand continues to be weak. Investment securities increased by $255 million or 26.6% to $1,211 million at June 30, 2001 compared to $956 million at December 31, 2000. Management increased the amount of investment securities purchased during the first half of 2001 in response to the weak loan demand.

Total liabilities increased by $119 million or 3.2% to $3,882 million at June 30, 2001 compared to $3,763 million at December 31, 2000. Total borrowed money increased by $105 million or 18.6% to $671 million at June 30, 2001 compared to $566 million at December 31, 2000. Total deposits increased by $32 million or 1.0% to $3,185 million at June 30, 2001 compared to $3,152 million at year-end 2000.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 66.4% at June 30, 2001 compared to 70.3% at December 31, 2000 and 69.3% at June 30, 2000. Cash and cash equivalents totaled $135 million at June 30, 2001 compared to $170 million at December 31, 2000 and $146 million at June 30, 2000. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


CAPITAL RESOURCES

Stockholders' equity at June 30, 2001 was $462 million or 10.64% of total assets compared to $443 million or 10.53% of total assets at December 31, 2000 and $416 million or 9.96% of total assets at June 30, 2000.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.22% at June 30, 2001 and 9.90% at December 31, 2000. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 14.89% at June 30, 2001 and 15.00% at December 31, 2000. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.15% at June 30, 2001 and 16.26% at December 31, 2000.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2001. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2001:

                                                    TIER I           TOTAL
                                   LEVERAGE       RISK-BASED       RISK-BASED

------------------------------- -------------- ---------------- --------------
Park National Bank                  6.43%           9.19%          12.62%
------------------------------- -------------- ---------------- --------------
Richland Trust Company              6.96%          11.48%          12.75%
------------------------------- -------------- ---------------- --------------
Century National Bank               6.45%          10.48%          12.92%
------------------------------- -------------- ---------------- --------------
First-Knox National Bank            6.92%           9.69%          13.225%
------------------------------- -------------- ---------------- --------------
Second National Bank                6.58%           8.81%          12.34%
------------------------------- -------------- ---------------- --------------
United Bank, N.A.                   6.38%          10.34%          11.61%
------------------------------- -------------- ---------------- --------------
Security National Bank              7.10%          10.91%          15.58%
------------------------------- -------------- ---------------- --------------
Citizens National Bank              7.41%          12.58%          17.27%
------------------------------- -------------- ---------------- --------------
Third Savings and Loan             10.01%          12.23%          16.81%
------------------------------- -------------- ---------------- --------------
Park National Corporation          10.22%          14.89%          16.15%
------------------------------- -------------- ---------------- --------------
Minimum Capital Ratio               4.00%           4.00%           8.00%
------------------------------- -------------- -------------------------------
Well Capitalized Ratio              5.00%           6.00%          10.00%
------------------------------- -------------- ---------------- --------------


At the July 16, 2001 Park National Corporation Board of Director's meeting, a cash dividend of $.71 per share was declared payable on September 10, 2001 to stockholders of record on August 24, 2001.



ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments.

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

         Not applicable


Item 5.  OTHER INFORMATION

         Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

             None

         b.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PARK NATIONAL CORPORATION






DATE:   August 7, 2001               BY:   /s/C. Daniel Delawder
        --------------                     ----------------------

                                           C. Daniel DeLawder
                                           President and Chief Executive Officer




DATE:   August 7, 2001                BY:   /s/John W. Kozak
        --------------                      ----------------

                                            John W. Kozak
                                            Chief Financial Officer