Form 10-Q
period 2001-09-30
PARK NATIONAL CORP /OH/
filed 2001-11-08
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                  1-13006
                        ----------------------------------------------

                            Park National Corporation
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                    31-1179518
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

                    50 North Third Street, Newark, Ohio 43055
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 349-8451
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

13,959,646 common shares, no par value per share, outstanding at October 31,
----------
2001.

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                                                               Page
PART I.   FINANCIAL INFORMATION                                                                                3-13

     Item 1. Financial Statements                                                                              3-13

                 Consolidated Balance Sheets as of September 30, 2001 and and December 31, 2000 (unaudited)

                 Consolidated Condensed Statements of Income for the                                              3
                 Three Months and Nine Months ended September 30, 2001
                 and 2000 (unaudited)                                                                           4,5

                 Consolidated Condensed Statements of Changes in Stockholders'
                 Equity for the Nine Months ended September 30, 2001
                 and 2000 (unaudited)                                                                             6

                 Consolidated Statements of Cash Flows for the Nine Months
                 ended September 30, 2001 and 2000 (unaudited)                                                  7-8

                 Notes to Consolidated Financial Statements                                                    9-13

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                            14-21

     Item 3. Quantitative and Qualitative Disclosure About Market Risk                                           21


PART II.  OTHER INFORMATION                                                                                      22

     Item 1.  Legal
Proceedings                                                                                                      22

     Item 2.  Changes in Securities and Use of Proceeds                                                          22

     Item 3.  Defaults Upon Senior Securities                                                                    22

     Item 4.  Submission of Matters to a Vote of Security Holders                                                22

     Item 5.  Other
Information                                                                                                      22

     Item 6.  Exhibits and Reports on Form 8-K                                                                   22


SIGNATURES                                                                                                       23

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                      September 30,           December 31,
                                                                                           2001                   2000
--------------------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                                                $136,375               $141,547
--------------------------------------------------------------------------------------------------------------------------
   Federal funds sold                                                                            0                 28,030
--------------------------------------------------------------------------------------------------------------------------
   Interest bearing deposits                                                                   550                  1,638
--------------------------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,251,954 and $919,288
      at September 30, 2001 and December 31, 2000)                                       1,289,418                925,496
--------------------------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $29,955 and $30,497
      at September 30, 2001 and December 31, 2000)                                          29,653                 30,474
--------------------------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                                      2,864,491              2,956,204
--------------------------------------------------------------------------------------------------------------------------
   Allowance for loan losses                                                                60,379                 57,473
--------------------------------------------------------------------------------------------------------------------------
               Net loans                                                                 2,804,112              2,898,731
--------------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                                         39,839                 39,616
--------------------------------------------------------------------------------------------------------------------------
   Other assets                                                                            137,501                140,013
--------------------------------------------------------------------------------------------------------------------------

                            Total assets                                                $4,437,448             $4,205,545
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                                                 $459,433               $493,994
--------------------------------------------------------------------------------------------------------------------------
      Interest bearing                                                                   2,759,515              2,658,257
--------------------------------------------------------------------------------------------------------------------------
               Total deposits                                                            3,218,948              3,152,251
--------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                   292,131                275,699
--------------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                          397,587                290,127
--------------------------------------------------------------------------------------------------------------------------
   Other liabilities                                                                        49,550                 44,819
--------------------------------------------------------------------------------------------------------------------------
               Total liabilities                                                         3,958,216              3,762,896
--------------------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,540,498 shares issued in 2001
            and 14,801,010 issued in 2000)                                                 105,772                119,229
--------------------------------------------------------------------------------------------------------------------------
      Retained earnings                                                                    395,738                365,975
--------------------------------------------------------------------------------------------------------------------------
      Treasury stock (563,816 shares in 2001
            and 676,293 shares in 2000)                                                    (46,727)               (46,583)
--------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                                    24,449                  4,028
--------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                        479,232                442,649
--------------------------------------------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity                                     $4,437,448             $4,205,545
--------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)


                                                          Three Months Ended                          Nine Months Ended
                                                             September 30,                               September 30,
                                               --------------------------------------    ----------------------------------------
                                                    2001                  2000                 2001                   2000
-------------------------------------------------------------------------------------    ----------------------------------------
Interest income:

   Interest and fees on loans                          $61,189               $65,812             $189,853               $189,157
-------------------------------------------------------------------------------------    ----------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities              16,694                13,787               44,112                 41,482
-------------------------------------------------------------------------------------    ----------------------------------------
      Obligations of states
         and political subdivisions                      1,937                 2,138                5,934                  6,363
-------------------------------------------------------------------------------------    ----------------------------------------

   Other interest income                                    82                   290                  698                    934
-------------------------------------------------------------------------------------    ----------------------------------------
         Total interest income                          79,902                82,027              240,597                237,936
-------------------------------------------------------------------------------------    ----------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                        5,739                 6,807               18,323                 20,285
-------------------------------------------------------------------------------------    ----------------------------------------
      Time deposits                                     19,943                21,615               64,215                 60,744
-------------------------------------------------------------------------------------    ----------------------------------------

   Interest on borrowings:
      Short-term borrowings                              1,788                 4,153                6,969                 10,618
-------------------------------------------------------------------------------------    ----------------------------------------
      Long-term debt                                     3,854                 4,184               10,179                 11,534
-------------------------------------------------------------------------------------    ----------------------------------------

                 Total interest expense                 31,324                36,759               99,686                103,181
-------------------------------------------------------------------------------------    ----------------------------------------


            Net interest income                         48,578                45,268              140,911                134,755
-------------------------------------------------------------------------------------    ----------------------------------------


Provision for loan losses                                2,957                 2,507                7,608                  6,915
-------------------------------------------------------------------------------------    ----------------------------------------


                 Net interest income after
                 provision for loan losses              45,621                42,761              133,303                127,840
-------------------------------------------------------------------------------------    ----------------------------------------


Other income                                            11,145                 9,336               32,660                 28,244
-------------------------------------------------------------------------------------    ----------------------------------------

Gain (loss) on sale of securities                           (8)                    -                  134                      -
-------------------------------------------------------------------------------------    ----------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                               Three Months Ended                      Nine Months Ended
                                                                   September 30,                          September 30,
                                                       ---------------------------------   -------------------------------------
                                                            2001                  2000             2001                   2000
----------------------------------------------------------------------------------------   -------------------------------------
Other expense:

   Salaries and employee benefits                          14,862                13,670           43,579                 40,957
----------------------------------------------------------------------------------------   -------------------------------------
   Occupancy expense                                        1,273                 1,359            4,277                  4,180
----------------------------------------------------------------------------------------   -------------------------------------
   Furniture and equipment expense                          1,557                 1,486            4,440                  4,535
----------------------------------------------------------------------------------------   -------------------------------------
   Other expense                                           10,031                 9,418           29,148                 28,202
----------------------------------------------------------------------------------------   -------------------------------------
      Total other expense                                  27,723                25,933           81,444                 77,874
----------------------------------------------------------------------------------------   -------------------------------------

                 Income before federal income taxes        29,035                26,164           84,653                 78,210
----------------------------------------------------------------------------------------   -------------------------------------

Federal income taxes                                        8,683                 7,719           25,028                 22,876
----------------------------------------------------------------------------------------   -------------------------------------

                 Net income                               $20,352               $18,445          $59,625                $55,334
========================================================================================   =====================================



PER SHARE:

   Net income:
      Basic                                                 $1.46                 $1.30            $4.25                  $3.89
========================================================================================   =====================================
      Diluted                                               $1.45                 $1.30            $4.24                  $3.88
========================================================================================   =====================================

   Weighted average
      Basic                                            14,001,286            14,179,805       14,041,836             14,235,937
========================================================================================   =====================================
      Diluted                                          14,043,030            14,207,179       14,071,639             14,276,307
========================================================================================   =====================================

   Cash dividends declared                                  $0.71                 $0.65            $2.13                  $1.95
========================================================================================   =====================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                            Accumulated
 Nine Months ended September 30, 2001 and 2000                                                  Treasury       Other       Compre-
                                                                   Common       Retained        Stock       Comprehensive  hensive
                                                                   Stock        Earnings        at Cost        Income      Income
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 1999                                    $121,210       $333,572        ($29,295)     ($16,304)
-----------------------------------------------------------------------------------------------------------------------
    Net Income                                                                    55,334                                   $55,334
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $4,231                                                                          7,857       7,857
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                          $63,191
-----------------------------------------------------------------------------------------------------------------------============
    Cash dividends on common stock:
       Park at $1.95 per share                                                   (20,406)
-----------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by U. B. Bancshares, SNB Corp. and
        Security Banc Corporation prior to merger                                 (5,715)
-----------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from U. B. Bancshares and SNB
        Corp. mergers -  66,360 shares                             (2,246)                         2,246
-----------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in U. B. Bancshares
        and SNB Corp. mergers -   406  shares                         (39)
-----------------------------------------------------------------------------------------------------------------------
    Shares issued for stock options -  11,825 shares                  304
-----------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 203,089 shares                                                    (17,500)
-----------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options -  15,119 shares                                       813
-----------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2000                                   $119,229       $362,785        ($43,736)      ($8,447)
=======================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2000                                    $119,229       $365,975        ($46,583)       $4,028
-----------------------------------------------------------------------------------------------------------------------
    Net Income                                                                   $59,625                                   $59,625
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $10,996                                                                        20,421      20,421
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                          $80,046
-----------------------------------------------------------------------------------------------------------------------============
    Cash dividends on common stock:
       Park at $2.13 per share                                                   (27,507)
-----------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
         prior to merger                                                          (2,355)
-----------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from Security Banc Corporation merger -
         259,280 shares                                           (13,361)                        13,361
-----------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in Security Banc
         Corporation merger -  1,232 shares                           (96)
-----------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 165,576 shares                                                    (14,539)
-----------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 18,773 shares                                      1,034
-----------------------------------------------------------------------------------------------------------------------
 BALANCE AT SEPTEMBER 30, 2001                                   $105,772       $395,738        ($46,727)      $24,449
=======================================================================================================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                               -------------------------------------
                                                                                                         2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating activities:

Net income                                                                                              $59,625            $55,334
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, amortization and accretion                                                               2,069              2,708
-----------------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                                              7,608              6,915
-----------------------------------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                                       2,967              2,978
-----------------------------------------------------------------------------------------------------------------------------------
   Realized investment security gain                                                                       (134)                 0
-----------------------------------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      (Increase) decrease in other assets                                                               (11,290)             1,499
-----------------------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in other liabilities                                                            12,401            (13,849)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                                               73,246             55,585
               --------------------------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                                         96,942                  0
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                                        259,946             81,667
-----------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                              821                548
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                                       (688,385)           (54,538)
-----------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                                0               (650)
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in interest bearing deposits with other banks                                     1,088               (110)
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in loans                                                                         89,026           (160,944)
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                                                 (5,342)            (1,375)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash used by investing activities                                                   (245,904)          (135,402)
               --------------------------------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
(dollars in thousands)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                              -------------------------------------
                                                                                                         2001               2000
-----------------------------------------------------------------------------------------------------------------------------------
Financing activities:

Net increase (decrease) in deposits                                                                     $66,697           ($12,125)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowings                                                         16,432            (37,567)
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                                                                                     0                304
-----------------------------------------------------------------------------------------------------------------------------------
Cash payment for fractional shares                                                                          (96)               (39)
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                                         (13,505)           (16,687)
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt issued                                                                                   280,000            185,000
-----------------------------------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                                            (172,540)           (42,190)
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid                                                                                     (37,532)           (33,075)
-----------------------------------------------------------------------------------------------------------------------------------



               Net cash provided from financing activities                                              139,456             43,621
               --------------------------------------------------------------------------------------------------------------------



               Decrease in cash and cash equivalents                                                    (33,202)           (36,196)
               --------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                                          169,577            185,751
-----------------------------------------------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period                                              $136,375           $149,555
               ====================================================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                                                   $101,925           $102,380
                            -------------------------------------------------------------------------------------------------------

                            Income taxes                                                                $16,463            $17,750
                            -------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three and Nine Month Periods Ended September 30, 2001 and 2000.


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2001.

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


Note 2 - ACQUISITIONS

On March 23, 2001, Park merged with Security Banc Corporation, a $995 million bank holding company headquartered in Springfield, Ohio, in a transaction accounted for as a pooling-of-interests. Park issued approximately 3,350,000 shares of common stock to the stockholders of Security Banc Corporation based upon an exchange ratio of .284436 shares of Park common stock for each outstanding share of Security Banc Corporation common stock. The three financial institution subsidiaries of Security Banc Corporation (The Security National Bank and Trust Co., The Citizens National Bank of Urbana, and The Third Savings and Loan Company) are being operated as separate subsidiaries by Park.

On April 30, 2000, Park merged with U.B. Bancshares, Inc., a $180 million one bank holding company headquartered in Bucyrus, Ohio, in a transaction accounted for as a pooling-of-interests. Park issued approximately 325,000 shares of common stock to the stockholders of U.B. Bancshares, Inc. based upon an exchange ratio of .577209 shares of Park common stock for each outstanding share of U.B. Bancshares, Inc. common stock. United Bank, N.A., the wholly owned subsidiary of U.B. Bancshares, Inc., is being operated as a separate banking subsidiary by Park. Park also merged with SNB Corp., a $300 million one bank holding company headquartered in

Greenville, Ohio, on April 30, 2000 in a transaction accounted for as a pooling-of-interests. Park issued approximately 835,000 shares of common stock to the stockholders of SNB Corp. based upon an exchange ratio of 5.367537 shares of Park common stock for each outstanding share of SNB Corp. common stock. Second National Bank, the wholly owned subsidiary of SNB Corp., is being operated as a separate banking subsidiary by Park.

The historical financial statements of the Corporation have been restated to show Security Banc Corporation and Park on a combined basis. Separate results of operations for Park and Security Banc Corporation follow:



------------------------------------- --------------------- --------------------
                                        Three Months Ended     Nine Months Ended
                                          Sept. 30, 2000        Sept. 30, 2000
------------------------------------- --------------------- --------------------
       (Dollars in Thousands)
      (except per share data)
      -----------------------
        Net Interest Income
------------------------------------- --------------------- --------------------
Park                                               $34,728              $103,288
------------------------------------- --------------------- --------------------
Security Banc Corporation                           10,540                31,467
------------------------------------- ===================== ====================
   Combined                                        $45,268              $134,755
------------------------------------- --------------------- --------------------

------------------------------------- --------------------- --------------------
             Net Income
===================================== ===================== ====================
Park                                               $14,116               $42,418
------------------------------------- --------------------- --------------------
Security Banc Corporation                            4,329                12,916
------------------------------------- ===================== ====================
   Combined                                        $18,445               $55,334
------------------------------------- --------------------- --------------------

------------------------------------- --------------------- --------------------
      Basic Earnings Per Share
------------------------------------- --------------------- --------------------
Park                                                 $1.30                 $3.91
------------------------------------- --------------------- --------------------
Security Banc Corporation                              .36                  1.08
------------------------------------- ===================== ====================
     Combined                                        $1.30                 $3.89
------------------------------------- --------------------- --------------------

------------------------------------- --------------------- --------------------
     Diluted Earnings Per Share
------------------------------------- --------------------- --------------------
Park                                                 $1.30                 $3.90
------------------------------------- --------------------- --------------------
Security Banc Corporation                              .36                  1.08
------------------------------------- ===================== ====================
     Combined                                        $1.30                 $3.88
------------------------------------- --------------------- --------------------


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

----------------------------------- -----------------------------------------------------------------
                                                             (In Thousands)
----------------------------------- -----------------------------------------------------------------
                                             Three Months Ended               Nine Months Ended
                                                September  30,                 September 30,
----------------------------------- ---------------- -------------- ----------------- ---------------
                                         2001            2000             2001             2000
----------------------------------- ================ ============== ================= ===============
Beginning of Period                         $59,827        $53,837           $57,473         $52,140
----------------------------------- ---------------- -------------- ----------------- ---------------
  Provision for loan losses                   2,957          2,507             7,608           6,915
----------------------------------- ---------------- -------------- ----------------- ---------------
  Losses charged to the reserve             (3,787)        (2,847)          (10,434)         (7,674)
----------------------------------- ---------------- -------------- ----------------- ---------------
  Recoveries                                  1,382          1,231             5,732           3,347
----------------------------------- ================ ============== ================= ===============

----------------------------------- ---------------- -------------- ----------------- ---------------
  End of Period                             $60,379        $54,728           $60,379         $54,728
----------------------------------- ================ ============== ================= ===============


Note 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2000.

------------------------------------------------- --------------------------------------------------------------------------
                                                                (Dollars in thousands, except per share data)

------------------------------------------------- --------------------------------------------------------------------------
                                                           Three Months Ended                    Nine Months Ended
                                                             September 30,                         September 30,
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
                                                        2001               2000               2001               2000
------------------------------------------------- ================== ================== ================== =================
Numerator:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Net Income                                             $20,352            $18,445            $59,625           $55,334
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Denominator:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Denominator for basic earnings per share
(weighted-average shares)                            14,001,286         14,179,805         14,041,836         14,235,937
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Effect of dilutive securities                          41,744             27,374             29,803             40,370
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed
conversions)                                         14,043,030         14,207,179         14,071,639         14,276,307
------------------------------------------------- ------------------ ------------------ ------------------ -----------------

------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Earnings per share:
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Basic earnings per share                                $1.46              $1.30              $4.25             $3.89
------------------------------------------------- ------------------ ------------------ ------------------ -----------------
Diluted earnings per share                              $1.45              $1.30              $4.24             $3.88
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


----------------------------------------------------------------------------------------------------------------------------------
                         Operating Results for the Three Months Ended September 30, 2001 (In Thousands)
----------------------------------------------------------------------------------------------------------------------------------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other     Total
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Net Interest       $15,084    $5,192   $4,727    $7,256    $1,926    $2,983    $6,702    $1,709    $1,630     $1,369      $48,578
Income
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Provision for        1,095       360      210       504       120       150       300        50        75         93        2,957
Loan Losses
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Other Income         4,975       792    1,212     1,406       301       332     1,495       343       168        113       11,137
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Other Expense        8,894     2,679    2,646     3,840     1,423     1,711     3,436     1,022       975      1,097       27,723
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------
Net Income          $6,961    $1,948   $2,054    $3,007      $516    $1,069    $3,052      $665      $446       $634      $20,352
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- --------- ---------- ------------

----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001
---------------- ---------- --------- -------- --------- --------- ---------- --------- --------- --------- ---------- -----------
Assets           1,340,445   483,744  428,468   655,873   211,611    319,182   671,891   177,243   196,685   (47,694)  $4,437,448
---------------- ---------- --------- -------- --------- --------- ---------- --------- --------- --------- ---------- -----------


----------------------------------------------------------------------------------------------------------------------------------
                         Operating Results for the Three Months Ended September 30, 2000 (In Thousands)
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
                     PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT       TSL     All Other    Total
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Interest        $14,131    $4,458    $4,292   $6,701    $1,800    $2,829    $6,706    $1,672    $1,802       $877     $45,268
Income
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Provision for           530       483       210      615        90       150       300        --       105         24       2,507
Loan Losses
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Income          4,146       664       883    1,143       221       228     1,547       298       110         96       9,336
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Expense         7,976     2,609     2,412    3,614     1,488     1,547     3,529     1,017     1,047        694      25,933
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Income           $6,782    $1,350    $1,754   $2,569      $345    $1,003    $3,026      $642      $454       $520     $18,445
----------------- ---------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------

----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Assets           $1,272,948   486,234   402,919  616,369   187,119   305,111   632,790   167,768   201,712   (70,233)  $4,202,737
---------------- ----------- --------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------


----------------------------------------------------------------------------------------------------------------------------------
                          Operating Results for the Nine Months Ended September 30, 2001 (In Thousands)
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
                   PNB       RTC       CNB      FKNB       UB       SNB      SEC       CIT        TSL      All Other     Total
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Net Interest
Income            $43,927   $14,511   $13,588  $21,236    $5,411   $8,642   $19,639    $5,032     $5,052       $3,873     $140,911
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Provision for
Loan Losses         2,685       960       540    1,422       300      175       900       235        225          166       7,608
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Other Income
                   14,477     2,305     3,215    4,162       898    1,076     4,816     1,057        457          331      32,794
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Other Expense
                   25,541     8,043     7,622   11,158     4,280    5,151    10,572     3,161      3,022        2,894      81,444
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------
Net Income        $20,857    $5,171    $5,769   $9,137    $1,313   $3,224    $8,921    $1,828     $1,348       $2,057     $59,625
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ------------ -----------

----------------------------------------------------------------------------------------------------------------------------------
                          Operating Results for the Nine Months Ended September 30, 2000 (In Thousands)
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
                   PNB       RTC       CNB      FKNB       UB       SNB      SEC       CIT        TSL     All Other      Total
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
Net Interest
Income            $41,847   $13,633   $12,720  $19,879    $5,300   $8,370   $19,940    $4,976     $5,397      $2,693      $134,755
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
Provision for
Loan Losses         2,390     1,055       470    1,477       150      240       900        --        165          68        6,915
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
Other Income
                   12,495     1,940     2,506    3,631       629      689     4,627       895        356         476       28,244
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
Other Expense
                   23,865     7,826     7,156   10,839     4,207    4,704    10,614     3,202      3,071       2,390       77,874
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------
Net Income        $19,614    $4,440    $5,231   $7,943    $1,186   $3,079    $8,934    $1,799     $1,513      $1,595      $55,334
---------------- --------- --------- --------- -------- --------- -------- --------- --------- ---------- ----------- ------------

The operating results of the Parent Company and Guardian Finance Company (GFC) (All Other) are used to reconcile the segment totals to the consolidated income statements for the three and nine month periods ended September 30, 2001 and 2000. The reconciling amounts for consolidated total assets at September 30, 2001 and 2000 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.


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

Park will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $375,000 per year. During 2002, Park will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of Park.

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


    Comparison of Results of Operations for the Three and Nine Month Periods
                       Ended September 30, 2001 and 2000.


NET INTEREST INCOME

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $3.3 million or 7.3% to $48.6 million for the three months ended September 30, 2001 compared to $45.3 million for the third quarter of 2000. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2001 with the same quarter in 2000.

-------------------------------------------------------------------------------------------------
                                Three Months Ended September 30,
                                         (In Thousands)
-------------------------------------- --------------------------- ------------------------------
                                                  2001                         2000
-------------------------------------- --------------------------- ------------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------- -------------- ------------ ---------------- -------------
Loans                                     $2,872,753     8.48%          $2,907,551     9.02%
-------------------------------------- -------------- ------------ ---------------- -------------
Taxable Investments                        1,017,966     6.51%             833,883     6.56%
-------------------------------------- -------------- ------------ ---------------- -------------
Tax Exempt Investments                       159,486     6.92%             171,825     7.09%
-------------------------------------- -------------- ------------ ---------------- -------------
Federal Funds Sold                             8,230     3.97%              19,439     5.93%
-------------------------------------- ============== ============ ================ =============
Interest Earning Assets                   $4,058,435     7.91%          $3,932,698     8.40%
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Deposits                 $2,737,380     3.72%          $2,669,563     4.22%
-------------------------------------- -------------- ------------ ---------------- -------------
Short-term Borrowings                        280,260     2.53%             300,938     5.49%
-------------------------------------- -------------- ------------ ---------------- -------------
Long-term Debt                               343,983     4.44%             288,384     5.77%
-------------------------------------- ============== ============ ================ =============
Interest Bearing Liabilities              $3,361,623     3.70%          $3,258,885     4.47%
-------------------------------------- -------------- ------------ ---------------- -------------
Excess Interest Earning Assets              $696,812     4.21%            $673,813     3.93%
-------------------------------------- -------------- ------------ ---------------- -------------
Net Interest Margin                                      4.85%                         4.70%
-------------------------------------- -------------- ------------ ---------------- -------------

Average interest earning assets increased by $126 million or 3.2% for the quarter ended September 30, 2001 compared to the same quarter in 2000. Average loan totals decreased by $35 million or 1.2% for the third quarter of 2001 compared to the third quarter of 2000. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first three quarters of 2001 compared to the same period in 2000. Total loans have decreased by $92 million or 3.1% to $2,864 million at September 30, 2001 compared to $2,956 million at December 31, 2000. In response to the weak loan demand, management has purchased additional investment securities during the first three quarters of 2001. Total investment securities have increased by $363 million or 38% to $1,319 million at September 30, 2001 compared to $956 million at December 31, 2000. Loan demand is expected to continue to be weak during the fourth quarter of 2001.

The average yield on the loan portfolio was 8.48% for the third quarter of 2001 compared to 9.02% for the third quarter of 2000. The average prime lending rate for Park's affiliate banks was 6.57% for the third quarter of 2001 compared to 9.50% for the same period in 2000. The Federal Reserve decreased the federal funds rate by 3.50% during the first three quarters of 2001. Park's prime lending rate was decreased by the same magnitude over the same period. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on the loan portfolio is expected to continue to decrease over the remainder of the year as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $161 million or 15.7% to $1,186 million for the third quarter of 2001 compared to the same quarter in 2000. The yield on taxable investment securities was 6.51% for the third quarter of 2001 compared to 6.56% for the same period in 2000. The yield on tax exempt securities was 6.92% in 2001 compared to 7.09% in 2000. The average maturity or repricing of the investment portfolio was approximately 3.0 years at September 30, 2001 compared to 5.1 years at September 30, 2000.

Average interest bearing liabilities increased by $103 million or 3.2% to $3,361 million for the quarter ended September 30, 2001 compared to the same quarter in 2000. Average interest bearing deposits increased by $68 million or 2.5% to $2,737 million in 2001 compared to 2000. Average total borrowings increased by $35 million or 5.9% to $624 million in 2001 compared to 2000.

The average cost of interest bearing liabilities decreased by .77% to 3.70% in 2001 compared to 4.47% in 2000. The average cost of interest bearing deposits decreased by .50% to 3.72% in 2001 compared to 4.22% in 2000. The cost of short-term borrowings decreased by 2.96% to 2.53% in 2001 compared to 5.49% in 2000, consistent with the decrease in the federal funds rate in 2001. The cost of long-term debt also decreased to 4.44% in 2001 compared to 5.77% in 2000. The cost of Park's interest bearing liabilities is expected to continue to decrease during the remainder of the year as the cost of new certificates of deposit is lower than the portfolio rate.

The increase in net interest income of $3.3 million or 7.3% to $48.6 million for the quarter ended September 30, 2001 was primarily due to an increase in the net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) of .28% to 4.21% in 2001 compared to 3.93% in 2000. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .15% to 4.85% for the third quarter of 2001 compared to 4.70% in 2000.

Net interest income increased by $6.2 million or 4.6% to $140.9 million for the nine months ended September 30, 2001 compared to $134.7 million for the same period in 2000. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2001 with the same period in 2000.


-----------------------------------------------------------------------------------------------------
                                               Nine Months Ended September 30, (In Thousands)
-----------------------------------------------------------------------------------------------------
                                                   2001                            2000
-----------------------------------------------------------------------------------------------------
                                          Average     Tax Equivalent     Average      Tax Equivalent
                                          Balance           %            Balance            %
-----------------------------------------------------------------------------------------------------
Loans                                     $2,899,455      8.79%           $2,849,835      8.91%
-----------------------------------------------------------------------------------------------------
Taxable Investments                          889,162      6.63%              835,252      6.64%
-----------------------------------------------------------------------------------------------------
Tax Exempt Investments                       162,005      6.93%              174,868      7.02%
-----------------------------------------------------------------------------------------------------
Federal Funds Sold                            16,781      5.57%               21,947      5.69%
-----------------------------------------------------------------------------------------------------
Interest Earning Assets                   $3,967,403      8.22%           $3,881,902      8.32%
-----------------------------------------------------------------------------------------------------
Interest Bearing Deposits                 $2,722,609      4.05%           $2,668,857      4.06%
-----------------------------------------------------------------------------------------------------
Short-term Borrowings                        281,763      3.31%              276,117      5.14%
-----------------------------------------------------------------------------------------------------
Long-term Debt                               274,755      4.95%              273,300      5.64%
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Interest Bearing Liabilities              $3,279,127      4.06%            3,218,274      4.29%
-----------------------------------------------------------------------------------------------------
Excess Interest-Earning Assets              $688,276      4.16%              663,628      4.03%
-----------------------------------------------------------------------------------------------------
Net Interest Margin                                       4.86%                           4.76%
-----------------------------------------------------------------------------------------------------

Average interest earning assets increased by $86 million or 2.2% to $3,967 million for the nine months ended September 30, 2001 compared to the same period in 2000. Average loans increased by $50 million or 1.7% to $2,899 million for the first three quarters of 2001 compared to the same period in 2000. The yield on loans was 8.79% for the first three quarters of 2001 compared to 8.91% for the first three quarters of 2000.

Average investment securities including federal funds sold increased by $36 million or 3.5% to $1,068 million for the first three quarters of 2001 compared to the same period in 2000. The yield on taxable investment securities was 6.63% for the first three quarters of 2001 compared to 6.64% for the same period in 2000.

Average interest-bearing liabilities increased by $61 million or 1.9% to $3,279 million for the first three quarters of 2001 compared to the same period in 2000. Average interest bearing deposits increased by $54 million or 2.0% to $2,722 million for the first three quarters of 2001 compared to the same period in 2000. Average total borrowings were $557 million at an average cost of 4.12% for the first three quarters of 2001 compared to average total borrowings of $549 million at an average cost of 5.39% for the first three quarters of 2000.

The average cost of interest bearing liabilities decreased by .23% to 4.06% in 2001 compared to 4.29% in 2000. The average cost of interest bearing deposits decreased by .01% to 4.05% in 2001 compared to 4.06% in 2000. The cost of Park's interest bearing liabilities is expected to decrease over the remainder of the year as the cost of new certificates of deposit is lower than the current portfolio rate.

The increase in net interest income of $6.2 million or 4.6% to $140.9 million for the first three quarters of 2001 was primarily due to the increase in the net interest spread. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .13% to 4.16% in 2001 compared to 4.03% in 2000. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .10% to 4.86% for 2001 compared to 4.76% in 2000.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.0 million and $7.6 million, respectively, for the third quarter and first nine months of 2001 compared to $2.5 million and $6.9 million for the same periods in 2000. Net charge-offs were $2.4 million and $4.7 million, respectively, for the three and nine month periods ended September 30, 2001 compared to $1.6 million and $4.3 million for the same periods in 2000. Nonperforming loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $26.1 million or .91% of loans at September 30, 2001 compared to $20.7 million or .70% of loans at December 31, 2000 and $14.3 million or .49% of loans at September 30, 2000. The reserve for loan losses as a percentage of outstanding loans was 2.11% at September 30, 2001 compared to 1.94% at December 31, 2000 and 1.86% at September 30, 2000. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


NONINTEREST INCOME

Noninterest income increased by $1.8 million or 19.4% to $11.1 million for the three months ended September 30, 2001 and increased by $4.4 million or 15.6% to $32.7 million for the nine months ended September 30, 2001 compared to the same periods in 2000. The following is a summary of the change in noninterest income.


----------------------------------------------------------------------------------------------------------
                                        Three Months Ended                   Nine Months Ended
                                           September 30,                       September 30,
----------------------------------------------------------------------------------------------------------
                                2001         2000       Change         2001         2000        Change
----------------------------------------------------------------------------------------------------------
Fees from fiduciary
activities                       $ 2,078      $2,006       $   72       $ 6,464      $ 6,125      $  339
----------------------------------------------------------------------------------------------------------
Service charges on deposit
accounts                           3,339       3,234          105         9,931        9,343         588
----------------------------------------------------------------------------------------------------------
Other service income
                                   2,598       1,252        1,346         6,608        3,859       2,749
----------------------------------------------------------------------------------------------------------
Other income                       3,130       2,844          286         9,657        8,917         740
----------------------------------------------------------------------------------------------------------
Total                            $11,145      $9,336       $1,809       $32,660      $28,244      $4,416
----------------------------------------------------------------------------------------------------------

The increase in fee income from fiduciary activities, for both periods, was due to an increase in assets under management for new trust department customers. The increase in service charges on deposit accounts, for both periods, was due to both an increase in the number of transaction accounts and to increases in various deposit fees. The large increase in fees earned from other service income, for both periods, was primarily due to an increase in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to lower interest rates. This strong volume is expected to continue during the fourth quarter. The increase in other income, for both periods, was primarily due to increases in fee income from check card and ATM transactions.


GAIN ON SALE OF SECURITIES

There was a gain on sale of securities of $142,000 for the first six months of 2001 due to the sale of United States Treasury notes with the proceeds reinvested in Agency mortgage-backed securities. These Agency mortgage-backed securities yield 1.70% more than the give-up yield on the Treasury notes. During the third quarter of 2001, $72 million of thirty year mortgage-backed securities were sold at a loss of $8,000. The proceeds from the sale were reinvested in Agency collateralized mortgage-backed securities with an average life of approximately three years and a yield of 6.25%.


OTHER EXPENSE

Total other expense increased by $1.8 million or 6.9% to $27.7 million for the quarter ended September 30, 2001 and increased by $3.6 million or 4.6% to $81.4 million for the nine months ended September 30, 2001 compared to the same periods in 2000.

Salaries and employee benefits expense increased by $1.2 million or 8.7% to $14.9 million for the quarter ended September 30, 2001 and increased by $2.6 million or 6.4% to $43.6 million for the first nine months of 2001 compared to the same periods in 2000. Full time equivalent employees were 1,553 at September 30, 2001 compared to 1,531 at September 30, 2000.


FEDERAL INCOME TAXES

Federal income tax expense was $8.7 million and $25.0 million, respectively, for the three and nine month periods ended September 30, 2001 compared to $7.7 million and $22.9 million for the same periods in 2000. The ratio of federal income tax expense to income before taxes was 29.9% for the three months ended September 30, 2001 and 29.6% for the nine month period ended September 30, 2001 compared to approximately 29.3% for the same periods in 2000. The statutory rate was 35% for both 2001 and 2000. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.


NET INCOME

Net income increased by $1.9 million or 10.3% to $20.35 million for the three months ended September 30, 2001 compared to $18.45 million for the same period in 2000. For the nine months ended September 30, 2001, net income increased by $4.3 million or 7.8% to $59.6 million compared to $55.3 million for the same period in 2000. The annualized, net income to average assets ratios (ROA) were 1.87% and 1.89%, respectively, for the three and nine month periods ended September 30, 2001 compared to 1.76% and 1.79% for the same periods in 2000. The annualized, net income to average equity ratios (ROE) were 17.56% and 17.71%, respectively, for the three and nine month periods ended September 30, 2001 compared to 17.60% and 18.12% for the same periods in 2000.

Diluted earnings per share increased by 11.5% to $1.45 for the third quarter of 2001 compared to $1.30 for the same quarter in 2000 and increased by 9.3% to $4.24 for the first three quarters of 2001 compared to $3.88 for the same period in 2000.

                        COMPARISON OF FINANCIAL CONDITION
                   AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets increased by $232 million or 5.5% to $4,437 million at September 30, 2001 compared to $4,205 million at December 31, 2000. Total loans decreased by $92 million or 3.1% to $2,864 million as demand for commercial loans, commercial real estate loans, and consumer loans and leases secured by automobiles was weak during the first nine months of 2001. Due to the large drop in interest rates during 2001, fixed rate mortgage loan volume increased. However, the fixed rate mortgage loans are sold in the secondary market and as a result do not increase the loan portfolio, but the related fee income does increase other service income. The loan portfolio is expected to decrease during the fourth quarter as loan demand continues to be weak. Investment securities increased by $363 million or 38.0% to $1,319 million at September 30, 2001 compared to $956 million at December 31, 2000. Management increased the amount of investment securities purchased during 2001 in response to the weak loan demand.

Total liabilities increased by $195 million or 5.2% to $3,958 million at September 30, 2001 compared to $3,763 million at December 31, 2000. Total borrowed money increased by $124 million or 21.9% to $690 million at September 30, 2001 compared to $566 million at December 31, 2000. Total deposits increased by $67 million or 2.1% to $3,219 million at September 30, 2001 compared to $3,152 million at year-end 2000.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 64.6% at September 30, 2001 compared to 70.3% at December 31, 2000 and 69.9% at September 30, 2000. Cash and cash equivalents totaled $136 million at September 30, 2001 compared to $170 million at December 31, 2000 and $150 million at September 30, 2000. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


CAPITAL RESOURCES

Stockholders' equity at September 30, 2001 was $479 million or 10.80% of total assets compared to $443 million or 10.53% of total assets at December 31, 2000 and $430 million or 10.23% of total assets at September 30, 2000.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.09% at September 30, 2001 and 9.90% at December 31, 2000. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 14.76% at September 30, 2001 and 15.00% at December 31, 2000. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.03% at September 30, 2001 and 16.26% at December 31, 2000.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2001. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2001:


                                                                   TIER I          TOTAL
                                                  LEVERAGE       RISK-BASED      RISK-BASED
                                                  --------       ----------      ----------
----------------------------------------------------------------------------------------------
Park National Bank                                 7.00%            9.58%         12.92%
----------------------------------------------------------------------------------------------
Richland Trust Company                             7.28%           12.15%         13.41%
----------------------------------------------------------------------------------------------
Century National Bank                              6.72%           11.49%         13.96%
----------------------------------------------------------------------------------------------
First-Knox National Bank                           6.99%           10.43%         14.01%
----------------------------------------------------------------------------------------------
Second National Bank                               6.77%            9.23%         12.74%
----------------------------------------------------------------------------------------------
United Bank, N.A.                                  6.44%           10.49%         11.74%
----------------------------------------------------------------------------------------------
Security National Bank                             7.50%           11.42%         16.02%
----------------------------------------------------------------------------------------------
Citizens National Bank                             7.64%           13.63%         18.42%
----------------------------------------------------------------------------------------------
Third Savings and Loan                            10.24%           12.97%         17.64%
----------------------------------------------------------------------------------------------
Park National Corporation                         10.09%           14.76%         16.03%
----------------------------------------------------------------------------------------------
Minimum Capital Ratio                              4.00%            4.00%          8.00%
----------------------------------------------------------------------------------------------
Well Capitalized Ratio                             5.00%            6.00%         10.00%
----------------------------------------------------------------------------------------------



ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a samll impact on net income, consistent with the disclosure on page 28 of our 2000 Annual Report.

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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.  EXHIBITS

             None

         b.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARK NATIONAL CORPORATION




DATE:  November 7, 2001                BY: /s/C. Daniel DeLawder
       ------------------------           ----------------------

                                          C. Daniel DeLawder
                                          President and Chief Executive Officer




DATE:   November 7, 2001               BY: /s/John W. Kozak
        -----------------------            ----------------

                                           John W. Kozak
                                           Chief Financial Officer