Form 10-K
period 2001-12-31
PARK NATIONAL CORP /OH/
filed 2002-03-22
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                                            OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Ohio                                      31-1179518
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

50 North Third Street, P.O. Box 3500, Newark, Ohio          43058-3500
--------------------------------------------------   --------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (740) 349-8451
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
       Title of each class                       on which registered
       -------------------                 ------------------------------------
  Common Shares, without par value             American Stock Exchange
(13,940,083 common shares outstanding
      on February 22, 2002)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based upon the closing price reported on the American Stock Exchange on February 22, 2002 ($95.25), the aggregate market value of the common shares of the Registrant held by non-affiliates (for this purpose, common shares held by the Registrant's banking subsidiaries in fiduciary accounts are not considered to be held by affiliates) on that date was $1,154,843,194.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 15, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association, The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank, Century National Bank, Zanesville, Ohio, a national banking association, The First-Knox National Bank of Mount Vernon, a national banking association, United Bank, N.A., Bucyrus, Ohio, a national banking association, Second National Bank, Greenville, Ohio, a national banking association, The Security National Bank and Trust Co., Springfield, Ohio, a national banking association, and The Citizens National Bank of Urbana, Urbana, Ohio, a national banking association, Park engages in a general commercial banking and trust business in small and medium population Ohio communities. Park National Bank operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. First-Knox National Bank also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two divisions with the Security National Division headquartered in Springfield, Ohio and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio. Park's banking subsidiaries and their respective divisions comprise Park's segments. Financial information about Park's reportable segments is included in Note 19 of the Notes to the Consolidated Financial Statements located on pages 48 and 49 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2001. That financial information is incorporated herein by reference.

         Guardian Financial Services Company, an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area.

         On March 23, 2001, Park merged with Security Banc Corporation ("Security") of Springfield, Ohio, an Ohio corporation which was a bank holding company with three financial institution subsidiaries (Security National Bank, Citizens National Bank, and The Third Savings and Loan Company). The merger was effected pursuant to the terms of the Agreement and Plan of Merger, dated as of November 20, 2000, between Park and Security. Under the terms of the Security merger agreement, each outstanding Security common share was cancelled and extinguished and the holder thereof became entitled to receive .284436 Park common shares in a tax-free exchange. Park issued approximately 3,350,000 common shares in this merger transaction accounted for as a pooling-of-interests. Each option to purchase Security common shares that was outstanding immediately prior to completion of the merger was converted into an option to purchase Park common shares. The number of Park common shares subject to each converted option, as well as the exercise price of that option, was adjusted to reflect the exchange ratio.

         The three financial institution subsidiaries of Security are being operated as two separate subsidiaries by Park. The Third Savings and Loan Company was merged into Security National Bank effective December 27, 2001 and is now being operated as a separate division of Security National Bank under the name of Unity National. Citizens National Bank continues to be operated as a separate banking subsidiary of Park.

                    SERVICES PROVIDED BY PARK'S SUBSIDIARIES

         Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank provide the following principal services:

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

         Park's banking subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each banking subsidiary are spread over a broad range of industrial classifications. Park believes that its banking subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

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

         At December 31, 2001, Park's banking subsidiaries had outstanding approximately $1,076.9 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 38.5% of their total aggregate loan portfolio as of that date. The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $17.5 million, $5.0 million, $4.9 million, $8.8 million, $2.0 million, $4.0 million, $11.1 million and $2.4 million, respectively, at December 31, 2001. However, participations in loans of amounts larger than $10.0 million are generally sold to other banks or financial institutions. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Approval by the Executive Committee of Park is required for loans to existing borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $8.0 million. For new borrowers, a loan of $4.0 million or more requires the approval of the Executive Committee. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due.

         Park has a loan review program which re-evaluates annually all loans with an outstanding amount greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary downgrades the loan and places it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         Park National Bank and its subsidiaries also lease equipment under terms similar to the commercial lending policies described above. Park Commercial Leasing, a division of Park National Bank, originates and services direct leases of equipment which it acquires with no outside financing. In addition, Scope Leasing, Inc., another wholly-owned subsidiary of Park National Bank, specializes in aircraft financing.

         At December 31, 2001, Park's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $555.9 million, constituting approximately 19.9% of their aggregate total loan portfolio. The subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. In addition, during the first half of 2001, Park National Bank participated in an automobile installment loan program sponsored by a major national insurance company under which automobile installment loans were made to borrowers throughout the State of Ohio. This automobile lending program stopped during the third quarter of 2001 as the national insurance company utilizes its own banking operations in the State of Ohio. Park National Bank had approximately $61.4 million of automobile installment loans outstanding under this program at December 31, 2001. Park Leasing Company, a wholly-owned subsidiary of Park National Bank, also has an automobile leasing program with the same major national insurance company under which automobile leases may be entered into with lessees throughout several states including the State of Ohio. Park Leasing Company had approximately $10.0 million of automobile leases outstanding under this program at December 31, 2001.

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

         At December 31, 2001, Park's banking subsidiaries had outstanding approximately $1,163.0 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 41.6% of total loans outstanding. The market area for real estate lending by the banking subsidiaries is concentrated in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morgan, Morrow, Muskingum, Perry and Richland Counties in Ohio. Each banking subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each banking subsidiary's portfolio in this lending category are generally adjustable rate, fully amortized mortgages. Each banking subsidiary also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the banking subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each banking subsidiary also requires proof of hazard insurance with the banking subsidiary named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.

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

                                   COMPETITION

         Park's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions and operate 107 financial service offices and a network of 109 automatic banking center locations in 26 central and southern Ohio counties. Competitors now include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office locations.

                                    EMPLOYEES

         As of December 31, 2001, Park and its subsidiaries had 1,551 full-time equivalent employees.

                           SUPERVISION AND REGULATION

         Park, as a bank holding company, is regulated extensively under federal law. Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank, as national banks, and Richland Trust Company, as an Ohio state-chartered bank, are regulated extensively under federal and state law. Guardian Finance, as an Ohio state-chartered consumer finance company, is regulated under state law. Park is subject to regulation, supervision and examination by the Federal Reserve Board. Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are subject to regulation by the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Richland Trust Company is subject to regulation, supervision and examination by the

Ohio Division of Financial Institutions and the FDIC and Guardian Finance is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.

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

         Section 4 of the Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined as of March 10, 2000 to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board by regulation had determined that the following activities, among others, were so closely related to banking:

        - operating a savings association, mortgage company, finance company, credit card company or factoring company;

        -         performing certain data processing operations;

        -         providing investment and financial advice; and

        - acting as an insurance agent for certain types of credit-related insurance.

         Since March 11, 2000, subject to certain conditions, bank holding companies that elect to become financial holding companies have been permitted to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Also since March 11, 2000, no regulatory approval has been required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. As of the date of this Annual Report on Form 10-K, Park has not elected to become a financial holding company.

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

REGULATION OF NATIONALLY-CHARTERED BANKS

         As national banking associations, Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are subject to regulation under the National Banking Act and are periodically examined by the OCC. They are subject, as member banks, to the rules and regulations of the Federal Reserve Board. Each is an insured institution. Park National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are members of the Bank Insurance Fund, and Century National Bank is a member of the Savings Association Insurance Fund. As a result, they are subject to regulation by the FDIC. The establishment of branches of each of Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank is subject to prior approval of the OCC.

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

         Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. This assessment (which includes the FICO assessment) currently ranges from 1.82 to 28.82 cents per $100 of domestic deposits. Each of Park's banking subsidiaries is currently paying an assessment rate of 1.82 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earning of the affected banks, depending on the amount of the increase.

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

         Park is in compliance with the current applicable capital guideline ratios. As of December 31, 2001, Park had a total risk-based capital ratio of 16.09%, Tier 1 risk-based capital ratio of 14.84% and a leverage ratio of 9.97%. Park's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above. See Table 12 included in the section of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2001 captioned "Financial Review" on page 32.

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

GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include:

         -        securities underwriting, dealing and market making;

         -        sponsoring mutual funds and investment companies;

         -        insurance underwriting and agency;

         -        merchant banking activities;

         - and activities that the Federal Reserve Board has determined to be closely related to banking.

         A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized and well managed, has at least a satisfactory Community Reinvestment Act rating and has received the prior approval of the OCC to engage in such activities. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

                             STATISTICAL DISCLOSURE

         The statistical disclosure relating to Park and its subsidiaries required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2001 captioned "Financial Review," on pages 25 through 33 and in Note 4 to the Consolidated Financial Statements located on page 42 of that Annual Report to Shareholders. This statistical disclosure is incorporated herein by reference.

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

         Park National Bank, in addition to having six financial service offices (including the main office) and the operations center in Newark, has financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, financial service offices in Canal Winchester and Columbus in Franklin County, a financial service office in Cincinnati in Hamilton County, a financial service office in Dayton in Montgomery County and financial service offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. Park National Bank also operates six off-site automatic banking center locations.

         Richland Trust Company, in addition to seven financial service offices in Mansfield (including the main office), has financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland Trust Company also operates five off-site automatic banking center locations.

         Century National Bank, in addition to having five financial service offices (including the main office) and a mortgage lending office in Zanesville, has financial service offices in New Concord and Dresden in Muskingum County, a financial service office in Malta in Morgan County, a financial service office in New Lexington in Perry County, a financial service office in Logan in Hocking County, a financial service office in Athens in Athens County and a financial service office in Coshocton in Coshocton County. Century National Bank also operates three off-site automatic banking center locations.

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

         United Bank, in addition to its main office in Bucyrus, has financial service offices in Crestline and Galion in Crawford County and financial service offices in Waldo, Marion, Caledonia and Prospect in Marion County. United Bank also operates two off-site automatic banking center locations.

         Second National Bank, in addition to having five financial service offices (including the main office) in Greenville, has two financial service offices in Arcanum and a financial service office in Versailles in Darke County and a financial service office in Fort Recovery in Mercer County.

         Security National Bank, in addition to having five financial service offices (including the main office) in Springfield, has financial service offices in Enon, Medway, South Charleston and New Carlisle (two offices) in Clark County, two financial service offices in Jamestown and two financial services offices in Xenia in Greene County, a financial service office in Jeffersonville in Fayette County and financial service offices in Troy, Tipp City and Piqua (three offices including an administrative building) in Miami County. The financial service offices in Miami County comprise the Unity National Division. Security National Bank also operates three off-site automatic banking center locations.

         Citizens National Bank, in addition to having two financial service offices (including the main office) in Urbana, has a financial service office in Mechanicsburg and North Lewisburg in Champaign County and a financial service office in Plain City in Madison County. Citizens National Bank also operates one off-site automatic banking center location.

         Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Mansfield where it leases space from Richland Trust Company, a financial service office in Lancaster where it leases space from the Fairfield National Division of Park National Bank, and a financial service office in Heath.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of Park as of February 22, 2002, the positions presently held by those individuals and their individual business experience during the past five years.


                                                               Positions Held with Park and its
Name                             Age                    Principal Subsidiaries and Principal Occupation
----                             ---                    -----------------------------------------------
William T. McConnell             68       Chairman of the Board since 1994, Chief Executive Officer from 1986 to
                                          1999, President from 1986 to 1994 and Director since 1986, of Park;
                                          Chairman of the Board since 1993, Chief Executive Officer from 1983 to
                                          1999, President from 1979 to 1993, and Director of Park National Bank;
                                          Director of Century National Bank; Director of First-Knox National Bank

Harry O. Egger                   62       Vice Chairman of the Board and Director of Park since March 2001; Chairman of the Board and Chief Executive Officer since 1997, President from 1981 to 1997, and Director since 1997 of Security National Bank; Chairman of the Board, President and Chief Executive Officer of Security from 1997 to
                                          March 2001

C. Daniel DeLawder               52       Chief Executive Officer since 1999, President since 1994 and Director since 1994, of Park; Chief Executive Officer since 1999, President since
                                          1993, Executive Vice President from 1992 to 1993, and Director of Park
                                          National Bank; Chairman of Advisory Board since 1989 and President from
                                          1985 to 1992 of the Fairfield National Division of Park National Bank;
                                          Director of Richland Trust Company; Director of Second National Bank

David C. Bowers                  65       Secretary since 1987, Chief Financial Officer and Chief Accounting Officer
                                          from 1990 to 1998, and Director from 1989 to 1990, of Park; Executive Vice
                                          President since 1999, Senior Vice President from 1986 to 1999, and
                                          Director of Park National Bank

         The executive officers serve at the pleasure of the Board of Directors of Park and in the case of Mr. Egger, pursuant to an employment agreement.


                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information called for in Item 201 of Regulation S-K is incorporated herein by reference to page 33 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2001 ("Park's 2001 Annual Report to Shareholders").

         On November 19, 2001, Park issued (a) 150 common shares to each of the eleven non-employee directors of Park (for an aggregate of 1,650 common shares),
(b) 50 common shares to each of 68 non-employee directors of one of Park's banking subsidiaries who is not also a director of Park (for an aggregate of 3,400 common shares) and (c) 100 common shares to one individual who serves as a non-employee director of two of Park's subsidiaries, in each case in lieu of an annual cash retainer for serving as a director. The common shares had a market value of $92.20 per share. Park issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of individuals to whom the common shares were "sold" and the status of each individual as a director of Park or of one of its subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information called for in this Item 6 is incorporated herein by reference to page 33 of Park's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information called for in this Item 7 is incorporated herein by reference to pages 25 through 33 of Park's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As noted on page 29 of Park's 2001 Annual Report to Shareholders, during 2001, 2000 and 1999, Park and its subsidiaries had no investment in off-balance sheet derivative instruments. The discussion of interest rate sensitivity included on pages 31 and 32 of Park's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2001 and 2000, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2001, the related Notes to Consolidated Financial Statements, and the Report of Independent Auditors appearing on pages 34 through 51 of Park's 2001 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data set forth on page 33 of Park's 2001 Annual Report to Shareholders are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No response required.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 15, 2002, under the captions "PRINCIPAL SHAREHOLDERS OF PARK - Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS." In addition, certain information concerning the executive officers of Park is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 15, 2002, under the captions "ELECTION OF DIRECTORS--Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information called for in this Item 12 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 15, 2002, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated herein by reference to Park's definitive proxy statement relating to the annual meeting of shareholders to be held on April 15, 2002, under the captions "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "TRANSACTIONS INVOLVING MANAGEMENT."


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

(b)      Reports on Form 8-K.
         -------------------

         No Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

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

                                       PARK NATIONAL CORPORATION



Date:  March 22, 2002                  By: /s/ C. Daniel DeLawder
                                           -------------------------------------
                                           C. Daniel DeLawder,
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 22nd day of March, 2002.


         Name                        Capacity
         ----                        --------
               *                     Chairman of the Board and Director
------------------------------
William T. McConnell

 /s/ C. Daniel DeLawder              President, Chief Executive Officer and Director
------------------------------
C. Daniel DeLawder

               *                     Vice Chairman of the Board and Director
------------------------------
Harry O. Egger

 /s/ John W. Kozak                   Chief Financial Officer and Principal Accounting Officer
------------------------------
John W. Kozak

               *                     Director
------------------------------
Maureen Buchwald

               *                     Director
------------------------------
James J. Cullers

               *                     Director
------------------------------
Dominick C. Fanello

               *                     Director
------------------------------
R. William Geyer

               *                     Director
------------------------------
Howard E. LeFevre

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




* By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


 /s/ C. Daniel DeLawder
------------------------------
C. Daniel DeLawder
President and Chief Executive Officer

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------


                                                                                                        PAGE(S) IN
                                                                                                        2001 ANNUAL
                                                                                                         REPORT TO
DESCRIPTION                                                                                            SHAREHOLDERS
-----------                                                                                            ------------

Consolidated Balance Sheets at December 31, 2001 and 2000........................................        34-35

Consolidated Statements of Income for the years ended December 31, 2001, 2000
         and 1999................................................................................        36-37

Consolidated Statements of Changes in Stockholders' Equity for the years ended
         December 31, 2001, 2000 and 1999........................................................           38

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
         2000 and 1999...........................................................................           39

Notes to Consolidated Financial Statements.......................................................        40-50

Report of Independent Auditors (Ernst & Young LLP)...............................................           51

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001
                     ---------------------------------------


                                INDEX TO EXHIBITS
                                -----------------


  EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
  -----------                                     ----------------------
     2.1          Agreement and Plan of Merger (excluding exhibits and schedules), dated as of November 20, 2000, by and between Park National Corporation ("Park") and Security Banc Corporation (incorporated herein by reference to Exhibit 2.1 to Park's Pre-Effective Amendment No.  1 to Registration
                  Statement on Form S-4 filed January 29, 2001 (Registration No. 333-53038))

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

     3.6          Regulations of Park (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B)


  EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
  -----------                                     ----------------------

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

   *10.1          Summary of Incentive Bonus Plan of Park **

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

   *10.3          Split-Dollar Agreement dated September 29, 1993, between Dominick C. Fanello and The Richland
                  Trust Company (incorporated herein by reference to Exhibit 10(g) to Park's Annual Report on Form
                  10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A to
                  Exhibit 10.3 identifying other identical Split-Dollar Agreements between directors of Park and
                  The Park National Bank, The Richland Trust Company, Century National Bank or The First-Knox
                  National Bank of Mount Vernon as identified in such Schedule A **

   *10.4          Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through April 16, 2001) (incorporated herein by reference to Exhibit 10 to Park's
                  Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59360))

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


  EXHIBIT NO.                                     DESCRIPTION OF EXHIBIT
  -----------                                     ----------------------

   *10.7          Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(a) to Park's Registration Statement on Form S-8 filed April 23, 2001
                  (Registration No. 333-59378))

   *10.8          Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(b) to Park's Registration Statement on Form S-8 filed April 23, 2001
                  (Registration No. 333-59378))

   *10.9          Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(c) to Park's Registration Statement on Form S-8 filed April 23, 2001
                  (Registration No. 333-59378))

   *10.10         Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security
                  National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to
                  Exhibit 10(e) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001
                  (File No. 1-13006))

    13            Annual Report to Shareholders for the fiscal year ended December 31, 2001 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual
                  Report on Form 10-K) (incorporated by reference to the financial statements portion of this
                  Annual Report on Form 10-K beginning at page 24) **

    21            Subsidiaries of Park **

    23            Consent of Ernst & Young LLP **

    24            Powers of Attorney of Directors and Executive Officers of Park **

--------------

*Management contract or compensatory plan or arrangement

**Filed herewith