Form 10-Q
period 2002-03-31
PARK NATIONAL CORP /OH/
filed 2002-05-06
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------

Commission File Number                           1-13006
                       --------------------------------------------------------

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

13,921,383 common shares, no par value per share, outstanding at April 22, 2002.

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                                             PAGE
                                                                                             ----

PART I.   FINANCIAL INFORMATION                                                              3-12

 Item 1.  Financial Statements                                                               3-12

          Consolidated Balance Sheets as of March 31, 2002 and
          and December 31, 2001 (unaudited)                                                     3

          Consolidated Condensed Statements of Income for the
          Three Months ended March 31, 2002 and 2001 (unaudited)                              4,5

          Consolidated Condensed Statements of Changes in Stockholders'
          Equity for the Three Months ended March 31, 2002 and 2001 (unaudited)                 6

          Consolidated Statements of Cash Flows for the Three Months
          ended March 31, 2002 and 2001 (unaudited)                                           7,8

          Notes to Consolidated Financial Statements                                         9-12

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                     13-18

 Item 3.  Quantitative and Qualitative Disclosure About Market Risk                            18


PART II.  OTHER INFORMATION                                                                 19-20

 Item 1.  Legal Proceedings                                                                    19

 Item 2.  Changes in Securities and Use of Proceeds                                            19

 Item 3.  Defaults Upon Senior Securities                                                      19

 Item 4.  Submission of Matters to a Vote of Security Holders                               19-20

 Item 5.  Other Information                                                                    20

 Item 6.  Exhibits and Reports on Form 8-K                                                     20

SIGNATURES                                                                                     21

PARK NATIONAL CORPORATION CONSOLIDATED BALANCE SHEETS (UNAUDITED) (dollars in thousands, except per share data)

                                                                 March 31,     December 31,
                                                                   2002           2001
------------------------------------------------------------------------------------------

Assets:
   Cash and due from banks                                    $   127,346      $   169,143
------------------------------------------------------------------------------------------
   Interest bearing deposits                                           50               50
------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,396,980 and $1,423,268
      at March 31, 2002 and December 31, 2001)                  1,401,662        1,436,661
------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $27,028 and $27,382
      at March 31, 2002 and December 31, 2001)                     27,174           27,518
------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                             2,724,534        2,795,808
------------------------------------------------------------------------------------------
   Allowance for possible loan losses                              60,693           59,959
------------------------------------------------------------------------------------------
               Net loans                                        2,663,841        2,735,849
------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                39,594           39,910
------------------------------------------------------------------------------------------
   Other assets                                                   166,236          160,384
------------------------------------------------------------------------------------------

                            Total assets                      $ 4,425,903      $ 4,569,515
------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                     $   480,163      $   515,333
------------------------------------------------------------------------------------------
      Interest bearing                                          2,850,619        2,798,870
------------------------------------------------------------------------------------------
               Total deposits                                   3,330,782        3,314,203
------------------------------------------------------------------------------------------

   Short-term borrowings                                          305,439          318,311
------------------------------------------------------------------------------------------
   Long-term debt                                                 257,498          392,540
------------------------------------------------------------------------------------------
   Other liabilities                                               60,215           76,115
------------------------------------------------------------------------------------------
               Total liabilities                                3,953,934        4,101,169
------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,540,487 shares issued in 2002
            and 14,540,498 issued in 2001)                        105,770          105,771
------------------------------------------------------------------------------------------
      Retained earnings                                           414,729          403,870
------------------------------------------------------------------------------------------
      Treasury stock (607,926 shares in 2002
            and 599,697 shares in 2001)                           (51,573)         (50,000)
------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                            3,043            8,705
------------------------------------------------------------------------------------------
         Total stockholders' equity                               471,969          468,346
------------------------------------------------------------------------------------------

                              Total liabilities and
                               stockholders' equity           $ 4,425,903      $ 4,569,515
------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                 Three Months Ended
                                                      March 31,
                                           --------------------------
                                                 2002          2001
---------------------------------------------------------------------

Interest income:

   Interest and fees on loans                  $ 53,192      $ 65,781
---------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities       19,751        12,849
---------------------------------------------------------------------
      Obligations of states
         and political subdivisions               1,801         1,997
---------------------------------------------------------------------

   Other interest income                            130           527
---------------------------------------------------------------------
         Total interest income                   74,874        81,154
---------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                 3,260         6,586
---------------------------------------------------------------------
      Time deposits                              15,159        22,478
---------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                       1,112         2,940
---------------------------------------------------------------------
      Long-term debt                              3,096         3,719
---------------------------------------------------------------------

                 Total interest expense          22,627        35,723
---------------------------------------------------------------------


            Net interest income                  52,247        45,431
---------------------------------------------------------------------


Provision for loan losses                         4,519         2,259
---------------------------------------------------------------------


                 Net interest income after
                 provision for loan losses       47,728        43,172
---------------------------------------------------------------------


Other income                                     11,795        10,156
---------------------------------------------------------------------

Gain (loss) on sale of securities                  (210)          142
---------------------------------------------------------------------



                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                             Three Months Ended
                                                                  March 31,
                                                       ----------------------------
                                                            2002            2001
-----------------------------------------------------------------------------------
Other expense:

   Salaries and employee benefits                       $    16,251     $    14,566
-----------------------------------------------------------------------------------
   Occupancy expense                                          1,539           1,517
-----------------------------------------------------------------------------------
   Furniture and equipment expense                            1,529           1,415
-----------------------------------------------------------------------------------
   Other expense                                              9,897           9,472
-----------------------------------------------------------------------------------
      Total other expense                                    29,216          26,970
-----------------------------------------------------------------------------------

                 Income before federal income taxes          30,097          26,500
-----------------------------------------------------------------------------------

Federal income taxes                                          8,649           7,610
-----------------------------------------------------------------------------------

                 Net income                             $    21,448     $    18,890
===================================================================================



PER SHARE:

   Net income:
      Basic                                             $      1.54     $      1.34
===================================================================================
      Diluted                                           $      1.53     $      1.34
===================================================================================

   Weighted average
      Basic                                              13,936,340      14,090,337
===================================================================================
      Diluted                                            13,973,050      14,116,226
===================================================================================

   Cash dividends declared                              $      0.76     $      0.71
===================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PARK NATIONAL CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                                Accumulated
 THREE MONTHS ENDED MARCH 31, 2002 AND 2001                                                         Treasury          Other  Compre-
                                                                                  Common  Retained     Stock  Comprehensive  hensive
                                                                                   Stock  Earnings   at Cost         Income   Income
------------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2000                                                   $119,229  $365,975  ($46,583)      $4,028
------------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                              18,890                           $18,890
------------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of  $3,940                                                                            7,318      7,318
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                            $26,208
--------------------------------------------------------------------------------------------------------------------------==========
    Cash dividends on common stock:
       Park at $.71 per share                                                               (7,608)
--------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
         prior to merger                                                                    (2,355)
--------------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from Security Banc Corporation merger - 259,280 shares (13,361)             13,361
--------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 85,334 shares                                                          (7,379)
--------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 8,585 shares                                             462
--------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2001                                                      $105,868  $374,902  ($40,139)     $11,346
==========================================================================================================================

====================================================================================================================================

 BALANCE AT DECEMBER 31, 2001                                                   $105,771  $403,870  ($50,000)      $8,705
------------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                             $21,448                          $21,448
------------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of ($3,049)                                                                          (5,662)   (5,662)
------------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                           $15,786
--------------------------------------------------------------------------------------------------------------------------==========
    Cash dividends on common stock:
       Park at $.76 per share                                                              (10,589)
--------------------------------------------------------------------------------------------------------------------------
       Cash paid for fractional shares - 11 shares                                   (1)
--------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 31,453 shares                                                          (2,973)
--------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 23,224 shares                                          1,400
--------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2002                                                      $105,770  $414,729  ($51,573)      $3,043
==========================================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                       ---------------------------
                                                                               2002           2001
--------------------------------------------------------------------------------------------------

Operating activities:

Net income                                                                $  21,448      $  18,890
--------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and accretion                                    (741)           772
--------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  4,519          2,259
--------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                             975            988
--------------------------------------------------------------------------------------------------
   Realized investment security losses (gains)                                  210           (142)
--------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Increase in other assets                                               (3,778)        (5,417)
--------------------------------------------------------------------------------------------------
     (Decrease) increase in other liabilities                                (5,294)         3,699
--------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                   17,339         21,049
--------------------------------------------------------------------------------------------------


Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                             99,673         24,968
--------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                            166,553         92,191
--------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                  344            148
--------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                           (239,113)      (141,641)
--------------------------------------------------------------------------------------------------
Net decrease  in interest bearing deposits with other banks                       0          1,088
--------------------------------------------------------------------------------------------------
Net decrease  in loans                                                       68,538         41,245
--------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                     (1,027)        (1,551)
--------------------------------------------------------------------------------------------------


               Net cash provided from  investing activities                  94,968         16,448
--------------------------------------------------------------------------------------------------






                                    Continued

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(CONTINUED)
(dollars in thousands)

                                                                   Three Months Ended
                                                                       March 31,
                                                            --------------------------
                                                                   2002           2001
--------------------------------------------------------------------------------------


Financing activities:

Net increase in deposits                                      $  16,579      $  45,029
--------------------------------------------------------------------------------------
Net decrease in short-term borrowings                           (12,872)       (26,388)
--------------------------------------------------------------------------------------
Cash paid for fractional shares                                      (1)             0
--------------------------------------------------------------------------------------
Purchase of treasury stock, net                                  (1,573)        (6,917)
--------------------------------------------------------------------------------------
Long-term debt issued                                                 0         80,000
--------------------------------------------------------------------------------------
Repayment of long-term debt                                    (135,042)      (147,413)
--------------------------------------------------------------------------------------
Cash dividends paid                                             (21,195)       (17,633)
--------------------------------------------------------------------------------------



               Net cash used by financing activities           (154,104)       (73,322)
--------------------------------------------------------------------------------------



               Decrease in cash and cash equivalents            (41,797)       (35,825)
--------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                  169,143        169,432
--------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period     $ 127,346      $ 133,607
======================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                          $  24,205      $  34,897
--------------------------------------------------------------------------------------

                            Income taxes                      $       0      $       0
--------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Three Months Ended March 31, 2002 and 2001.


Note 1 - BASIS OF PRESENTATION

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in 2001 have been reclassified to conform to the financial statement presentation used for 2002.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.


Note 2 - ACQUISITIONS

On March 23, 2001, Park merged with Security Banc Corporation, a $995 million bank holding company headquartered in Springfield, Ohio in a transaction accounted for as a pooling-of-interests. Park issued approximately 3,350,000 shares of common stock to the stockholders of Security Banc Corporation based upon an exchange ratio of .284436 shares of Park common stock for each outstanding share of Security Banc Corporation common stock. The three financial institution subsidiaries of Security Banc Corporation (The Security National Bank and Trust Co., The Citizens National Bank of Urbana, and The Third Savings and Loan Company) are being operated as two separate banking subsidiaries by Park.

The Third Savings and Loan Company is now being operated as a separate division of The Security National Bank and Trust Co. under the name of Unity National and The Citizens National Bank of Urbana is also being operated as a separate banking subsidiary of Park.

On December 13, 2001, Security National Bank and Trust Company acquired a branch office in Jamestown, Ohio. In addition to the fixed assets, the purchase included $15 million in deposits and $3 million in loans. The excess of the cost over net tangible assets purchased was $1 million and is being amortized using the straight-line method over seven years.

Note 3 - INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives.

Park had approximately $7.5 million of goodwill on its balance sheet at December 31, 2001. This goodwill was evaluated for impairment during the first quarter of 2002 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $94,000 for the first quarter of 2001 and $375,000 for the year 2001. Application of the nonamortization provisions of the statement increased net income by $94,000 or $.01 per share in the first quarter of 2002 and is expected to increase net income by $375,000 or $.03 per share for the entire year.

Note 4 - ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is that amount believed adequate to absorb credit losses in the loan portfolio based on management's evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management's periodic evaluation of these and other pertinent factors.


                            ALLOWANCE FOR LOAN LOSSES
                            -------------------------

--------------------------------------------------------------------------------
                                                 (In Thousands)
-------------------------------------------------------- -----------------------

-------------------------------------------------------- -----------------------
                                                  2002                   2001
-------------------------------------------------------- -----------------------
Beginning January 1                             $59,959                 $57,473
-------------------------------------------------------- -----------------------
   Provision for loan losses                      4,519                   2,259
-------------------------------------------------------- -----------------------
   Losses charged to the reserve                 (5,205)                 (3,206)
-------------------------------------------------------- -----------------------
   Recoveries                                     1,420                   1,639
                                                -------                 -------
-------------------------------------------------------- -----------------------
Balance March 31,                               $60,693                 $58,165
                                                =======                 =======
-------------------------------------------------------- -----------------------


Note 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2002 and 2001.

----------------------------------------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
                                  THREE MONTHS ENDED
--------------------------------------------------------------------------------------- -------------- ---------------
                                      MARCH 31,                                             2002            2001
--------------------------------------------------------------------------------------- -------------- ---------------
NUMERATOR:
--------------------------------------------------------------------------------------- -------------- ---------------
NET INCOME                                                                                    $21,448         $18,890
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
DENOMINATOR:
--------------------------------------------------------------------------------------- -------------- ---------------
DENOMINATOR FOR BASIC EARNINGS PER SHARE (WEIGHTED-AVG. SHARES)                            13,936,340      14,090,337
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
EFFECT OF DILUTIVE SECURITIES                                                                  36,710          25,889
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
DENOMINATOR FOR DILUTED EARNINGS PER SHARE (ADJUSTED WEIGHTED-AVERAGE SHARES AND           13,973,050      14,116,226
ASSUMED CONVERSIONS)
--------------------------------------------------------------------------------------- -------------- ---------------

--------------------------------------------------------------------------------------- -------------- ---------------
EARNINGS PER SHARE:
--------------------------------------------------------------------------------------- -------------- ---------------
BASIC EARNINGS PER SHARE                                                                        $1.54           $1.34
--------------------------------------------------------------------------------------- -------------- ---------------
DILUTED EARNINGS PER SHARE                                                                      $1.53           $1.34
--------------------------------------------------------------------------------------- -------------- ---------------

Note 6 - SEGMENT INFORMATION

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation's financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank N.A.
(UB), Second National Bank (SNB), The Security National Bank and Trust Co.
(SEC), and The Citizens National Bank of Urbana (CIT).

----------------------------------------------------------------------------------------------------------- -----------
                      Operating Results for the Three Months Ended March 31, 2002 (In Thousands)
----------------------------------------------------------------------------------------------------------- -----------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT     All Other    Total
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Interest       $15,861    $5,777   $5,105    $7,318    $2,147    $3,497    $8,869    $1,751     $1,922     $52,247
Income
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Provision for        1,545       585      240       874        90       275       420       415         75       4,519
Loan Losses
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Income         5,192       689    1,198     1,495       289       344     1,951       316        111      11,585
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Expense        8,673     2,805    2,746     3,777     1,484     1,774     4,944     1,109      1,904      29,216
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Income          $7,589    $2,033   $2,209    $2,893      $635    $1,289    $3,778      $377       $645     $21,448
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Balances at
March 31, 2002
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Assets           1,396,530   480,258  436,830   659,485   197,382   317,084   874,610   172,527  (108,803)  $4,425,903
-----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------- -----------
                      Operating Results for the Three Months Ended March 31, 2001 (In Thousands)
----------------------------------------------------------------------------------------------------------- -----------
                    PNB       RTC       CNB      FKNB       UB       SNB       SEC       CIT     All Other    Total
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Interest       $14,141    $4,442   $4,431    $6,918    $1,708    $2,807    $8,125    $1,633     $1,226     $45,431
Income
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Provision for          720       270      150       444        60        75       375       135         30       2,259
Loan Losses
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Income         4,409       703      890     1,332       303       401     1,750       403        107      10,298
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Other Expense        8,432     2,701    2,410     3,672     1,439     1,763     4,589     1,083        881      26,970
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Net Income          $6,516    $1,444   $1,846    $3,071      $396    $1,016    $3,316      $562       $723     $18,890
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Balances at
March 31, 2001
---------------- ---------- --------- -------- --------- --------- --------- --------- --------- ---------- -----------
Assets           1,338,720   441,923  408,111   609,875   175,424   302,933   848,066   172,744  (135,811)  $4,161,985
-----------------------------------------------------------------------------------------------------------------------

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2002 and 2001. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2002 and 2001 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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


    Comparison of Results of Operations for the Quarters Ended March 31, 2002
                                    and 2001.


NET INTEREST INCOME

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $6.8 million or 15.0% to $52.2 million for the three months ended March 31, 2002 compared to $45.4 million for the first quarter of 2001. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2002 with the same quarter in 2001.


-------------------------------------------------------------------------------------------------
                                  Three Months Ended March 31,
                                         (In Thousands)
-------------------------------------- --------------------------- ------------------------------
                                                  2002                         2001
-------------------------------------- --------------------------- ------------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Loans                                     $2,747,018     7.89%          $2,929,017     9.15%
-------------------------------------- -------------- ------------ ---------------- -------------
Taxable Investments                        1,246,564     6.43%             772,305     6.75%
-------------------------------------- -------------- ------------ ---------------- -------------
Tax Exempt Investments                       149,032     7.17%             164,903     6.93%
-------------------------------------- -------------- ------------ ---------------- -------------
Federal Funds Sold                            29,765     1.78%              36,460     5.87%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Earning Assets                   $4,172,379     7.38%          $3,902,685     8.55%
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Deposits                 $2,828,919     2.64%          $2,697,633     4.37%
-------------------------------------- -------------- ------------ ---------------- -------------
Short-term Borrowings                        281,448     1.60%             253,713     4.70%
-------------------------------------- -------------- ------------ ---------------- -------------
Long-term Debt                               331,302     3.79%             274,242     5.50%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Liabilities              $3,441,669     2.67%          $3,225,588     4.49%
-------------------------------------- -------------- ------------ ---------------- -------------
Excess Interest Earning Assets              $730,710     4.71%          $  677,097     4.06%
-------------------------------------- -------------- ------------ ---------------- -------------
Net Interest Margin                                      5.18%                         4.83%
-------------------------------------------------------------------------------------------------

Average interest earning assets increased by $270 million or 6.9% to $4,172 million for the quarter ended March 31, 2002 compared to the same quarter in 2001. The average yield on interest earning assets decreased to 7.38% for the first quarter of 2002 compared to 8.55% for the first quarter of 2001.

Average loan totals decreased by $182 million or 6.2% to $2,747 million for the first quarter of 2002 compared to the first quarter of 2001. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first quarter of 2001 and stayed weak for the remainder of 2001. The demand for commercial and commercial real estate loans improved during the first quarter of 2002, but the demand for consumer loans and leases secured by automobiles remains weak. The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters, but these loans are sold by Park in the secondary market. This activity, the origination and sale of fixed rate mortgage loans, produced a significant increase in fee income during the last three quarters of 2001 and the first quarter of 2002, but did not increase loan balances since the loans are sold.
Many borrowers took advantage of the low interest rate environment to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan which reduces the loan balances reported on the balance sheet.

Total loan balances have decreased each quarter for the past five quarters. The decrease in loans was $43 million for the first quarter of 2001, $27 million for the second quarter of 2001, $22 million for the third quarter of 2001, $68 million for the fourth quarter of 2001, and $71 million for the first quarter of 2002. As stated previously, the demand for commercial and commercial real estate loans improved during the first quarter of 2002, as our commercial lenders have seen a marked increase in loan applications. Management is hopeful that loan balances will stabilize during the second quarter of 2002 and increase during the second half of 2002 as the economy recovers from the recession which started a year ago.

The average yield on the loan portfolio was 7.89% for the first quarter of 2002 compared to 9.15% for the same period in 2001. The average prime lending rate for Park's affiliate banks was 4.75% for the first quarter of 2002 compared to 8.62% for the first quarter of 2001. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio is expected to decrease next quarter as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $452 million or 46.4% to $1,425 million for the first quarter of 2002 compared to $973 million for the first quarter of 2001. The increase in the investment portfolio was funded by a decrease in loans and by increases in deposits and total borrowed funds. The average yield on taxable investment securities decreased to 6.43% for the first quarter of 2002 compared to 6.75% for the same period in 2001 and the average yield on federal funds sold decreased to 1.78% in 2002 compared to 5.87% for the first quarter of 2001. The yield on taxable investment securities is expected to decrease next quarter as new investment purchases yield less than investment maturities. The yield on tax exempt investments increased to 7.17% for the first quarter of 2002 compared to 6.93% for the same quarter in 2001. No tax exempt securities were purchased in the past year and the tax exempt investment maturities yield was less than the portfolio rate. The average maturity of the investment portfolio was 3.6 years at March 31, 2002 compared to 3.9 years at March 31, 2001.

Average interest bearing liabilities increased by $216 million or 6.7% to $3,442 million for the quarter ended March 31, 2002 compared to the same quarter in 2001. Average interest bearing deposits increased by $131 million or 4.9% to $2,829 million for the first quarter of 2002 compared to the same period in 2001. Average short-term borrowings increased by $28 million or 10.9% to $281 million and average long-term debt increased by $57 million or 20.8% to $331 million for the first quarter of 2002 compared to the same period in 2001.

The average cost of interest bearing liabilities decreased by 1.82% to 2.67% in 2002 compared to 4.49% in 2001. The average cost of interest bearing deposits decreased by 1.73% to 2.64% in 2002 compared to 4.37% in 2001. The average cost of short-term borrowings decreased by 3.10% to 1.60% in 2002 compared to 4.70% in 2001 and the average cost of long-term debt decreased by 1.71% to 3.79% in 2002 compared to 5.50% in 2001.

The increase in net interest income of $6.8 million or 15.0% for the quarter ended March 31, 2002 was due to both an increase in average interest earning assets of 6.9% and an increase of .65% in the net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) to 4.71%. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by ..35% to 5.18% for the first quarter of 2002 compared to 4.83% in 2001.


PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $2.26 million or 100% to $4.5 million for the first quarter of 2002 compared to $2.26 million for the first quarter of 2001. Net charge-offs were $3.8 million in 2002 compared to $1.6 million in 2001. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $28.4 million or 1.04% of loans at March 31, 2002 compared to $27.1 million or .97% of loans at December 31, 2001 and $21.2 million or .73% of loans at March 31, 2001. The reserve for loan losses as a percentage of outstanding loans was 2.23% at March 31, 2002 compared to 2.14% at December 31, 2001 and 2.00% at March 31, 2001. See Footnote 4 for a discussion of the factors considered by management in determining the provision for loan losses. Management has recently seen improvement in the economy in central Ohio, and is hopeful that net charge-offs will be reduced next quarter.


 NONINTEREST INCOME

Noninterest income increased by $1.6 million or 16.1% to $11.8 million for the first quarter of 2002 compared to $10.2 million for the first quarter of 2001. The following table summarizes the change in noninterest income.

   ----------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31,
                                                                         (in thousands)
   ------------------------------------------------- --------------------------------------------------------
                                                            2002                2001             Change
   ------------------------------------------------- ------------------- ------------------- ----------------
   Fees from Fiduciary Activities                                $2,201              $2,162           $   39
   ------------------------------------------------- ------------------- ------------------- ----------------
   Service Charges on Deposit Accounts                            3,216               3,156               60
   ------------------------------------------------- ------------------- ------------------- ----------------
   Other Service Income                                           2,868               1,552            1,316
   ------------------------------------------------- ------------------- ------------------- ----------------
   Other Income                                                   3,510               3,286              224
   ------------------------------------------------- ------------------- ------------------- ----------------
        Total                                                   $11,795             $10,156           $1,639
   ----------------------------------------------------------------------------------------------------------

The large increase in fees earned from Other Service Income was primarily due to an increase in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans due to lower interest rates. The increase in Other Income was primarily due to increases in check card and ATM transactions.


GAIN (LOSS) ON SALE OF SECURITIES

The loss on sale of securities of $210,000 for the first quarter of 2002 was due to the sale of $100 million of U.S. Government Agency collateralized mortgage obligations. These securities were sold to reduce the maturity extension risk in the investment portfolio.

The gain on sale of securities of $142,000 for the first quarter of 2001 was due to the sale of United States Treasury notes with the proceeds reinvested in U.S. Government Agency mortgage-backed securities. The agency mortgage-backed securities yield 1.70% more than the give-up yield on the Treasury notes.


OTHER EXPENSE

Total other expense increased by $2.2 million or 8.3% to $29.2 million for the quarter ended March 31, 2002 compared to $27.0 million for the same period in 2001. Salaries and employee benefits expense increased by $1.7 million or 11.6% to $16.3 million for the first quarter of 2002 compared to $14.6 million for the first quarter of 2001. Full time equivalent employees were 1,585 at March 31, 2002 compared to 1,562 at March 31, 2001.


FEDERAL INCOME TAXES

Federal income tax expense was $8.6 million for the first quarter of 2002 compared to $7.6 million for the same period in 2001. The ratio of federal income tax expense to income before taxes was approximately 28.7% in 2002 and 2001. The primary difference between the effective federal income tax rate and the statutory rate of 35% is due to tax-exempt interest income from state and municipal loans and investments, and low income housing tax credits.


NET INCOME

Net income increased by $2.6 million or 13.5% to $21.45 million for the three months ended March 31, 2002 compared to $18.89 million for the three months ended March 31, 2001. The annualized first quarter net income to average assets ratio (ROA) was 1.95% in 2002 compared to 1.85% in 2001. The annualized, first quarter net income to average equity ratio (ROE) was 18.48% in 2002 compared to 17.33% in 2001.

Diluted earnings per share increased by 14.2% to $1.53 for the first quarter of 2002 compared to $1.34 for the same quarter in 2001.

                        COMPARISON OF FINANCIAL CONDITION
                     AT MARCH 31, 2002 AND DECEMBER 31, 2001



CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets decreased by $144 million or 3.1% to $4,426 million at March 31, 2002 compared to $4,570 million at December 31, 2001. Total loans decreased by $71 million or 2.6% to $2,725 million as the demand for loans continues to be weak. The demand for commercial and commercial real estate loans increased during the month of March and management is hopeful that total loans will stabilize during the second quarter and grow during the second half of the year as the economy recovers from the recession which started a year ago.

Total liabilities decreased by $147 million or 3.6% to $3,954 million at March 31, 2002 compared to $4,101 million at December 31, 2001. Total borrowed money decreased by $148 million or 20.8% to $563 million at March 31, 2002 compared to $711 million at December 31, 2001. Borrowed money was repaid with excess available funds which resulted from the weak loan demand during the first quarter.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 61.56% at March 31, 2002 compared to 61.18% at December 31, 2001 and 70.01% at March 31, 2001. Cash and cash equivalents totaled $127 million at March 31, 2002 compared to $169 million at December 31, 2001 and $134 million at March 31, 2001. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


CAPITAL RESOURCES

Stockholders' equity at March 31, 2002 was $472 million or 10.66% of total assets compared to $468 million or 10.25% of total assets at December 31, 2001 and $452 million or 10.86% of total assets at March 31, 2001.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.10% at March 31, 2002 and 9.97% at December 31, 2001. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was

15.44% at March 31, 2002 and 14.84% at December 31, 2001. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.70% at March 31, 2002 and 16.09% at December 31, 2001.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2002. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2002:


                                                               TIER I          TOTAL
                                              LEVERAGE       RISK-BASED      RISK-BASED
                                              --------       ----------      ----------

-----------------------------------------------------------------------------------------
Park National Bank                             5.93%           8.58%          12.31%
------------------------------------------ -------------- ---------------- --------------
Richland Trust Company                         6.47%          11.28%          12.54%
------------------------------------------ -------------- ---------------- --------------
Century National Bank                          5.94%          10.63%          13.10%
------------------------------------------ -------------- ---------------- --------------
First-Knox National Bank                       5.96%           9.33%          13.42%
------------------------------------------ -------------- ---------------- --------------
Second National Bank                           6.03%           9.18%          12.81%
------------------------------------------ -------------- ---------------- --------------
United Bank, N.A.                              6.54%          11.94%          13.20%
------------------------------------------ -------------- ---------------- --------------
Security National Bank                         5.93%           9.77%          12.70%
------------------------------------------ -------------- ---------------- --------------
Citizens National Bank                         6.48%          11.83%          16.84%
------------------------------------------ -------------- ---------------- --------------
Park National Corporation                     10.10%          15.44%          16.70%
------------------------------------------ -------------- ---------------- --------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
------------------------------------------ -------------- ---------------- --------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
-----------------------------------------------------------------------------------------


At the April 15, 2002 Park National Corporation Board of Directors' meeting, a cash dividend of $.76 per share was declared payable on June 10, 2002 to stockholders of record on May 24, 2002.





ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2001 Annual Report, which is incorporated by reference into our 2001 Form 10-K.

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

               Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

              Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  I.     Annual Meeting of Shareholders - April 15, 2002:

          a. On April 15, 2002 Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 22, 2002 record date, 13,940,083 Park National Corporation common shares were outstanding and entitled to vote. At the meeting, 11,999,796 or 86.08% of the outstanding common shares entitled to vote were represented by proxy or in person.


          b. Directors elected at the Annual Meeting for a three year term:

                                C. Daniel DeLawder

          11,067,639  For   23,057  Withheld    909,100 Abstain and Broker Non-Votes
          ----------        ------              -------


                                 Harry O. Egger

          11,031,622  For   22,458  Withheld    945,716 Abstain and Broker Non-Votes
          ----------        ------              -------


                                Howard E. LeFevre

          11,903,349  For   42,062  Withheld    54,385  Abstain and Broker Non-Votes
          ----------        ------              ------


                                 John J. O'Neill

          11,948,846  For   30,479   Withheld    20,471  Abstain and Broker Non-Votes
          ----------        ------               ------

  Directors whose term of office continued after the Annual Meeting:

                                       Maureen Buchwald
                                       James J. Cullers
                                       D. C. Fanello
                                       R. William Geyer
                                       William T. McConnell
                                       James A. McElroy
                                       William A. Phillips
                                       J. Gilbert Reese
                                       Rick R. Taylor
                                       John L. Warner

               c.  See Item I (b) for the voting results for directors.


               d.  Not applicable


Item 5.  OTHER INFORMATION

         Not applicable.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

               a.  EXHIBITS

                    None

               b.  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PARK NATIONAL CORPORATION






DATE:   May 3, 2002             By:   /s/c. Daniel Delawder
        -----------                   ----------------------
                                          C. Daniel DeLawder
                                          President and Chief Executive Officer




DATE:   May 3, 2002             By:   /s/john W. Kozak
        -----------                   ----------------
                                          John W. Kozak
                                          Chief Financial Officer