Form 10-Q
period 2002-06-30
PARK NATIONAL CORP /OH/
filed 2002-08-12
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes    X      No
    -------      -------

13,852,491 common shares, no par value per share, outstanding at July 29, 2002.
----------

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------

                                                                                                 Page
                                                                                                 ----
PART I. FINANCIAL INFORMATION                                                                       3

    Item 1.  Financial Statements                                                                3-12

             Consolidated Balance Sheets as of June 30, 2002 and
             and December 31, 2001 (unaudited)                                                     3

             Consolidated Condensed Statements of Income for the
             Three Months and Six Months ended June 30, 2002 and 2001 (unaudited)                4,5

             Consolidated Condensed Statements of Changes in Stockholders'
             Equity for the Six Months ended June 30, 2002 and 2001
             (unaudited)                                                                           6

             Consolidated Statements of Cash Flows for the Six Months
             ended June 30, 2002 and 2001 (unaudited)                                            7-8

             Notes to Consolidated Financial Statements                                          9-12

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                      13-19

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            19


PART II.  OTHER INFORMATION                                                                        20

     Item 1.  Legal Proceedings                                                                    20

     Item 2.  Changes in Securities and Use of Proceeds                                            20

     Item 3.  Defaults Upon Senior Securities                                                      20

     Item 4.  Submission of Matters to a Vote of Security Holders                                  20

     Item 5.  Other Information                                                                    20

     Item 6.  Exhibits and Reports on Form 8-K                                                     20


SIGNATURES                                                                                         21

PARK NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                               June 30,   December 31,
                                                                 2002         2001
--------------------------------------------------------------------------------------

Assets:
   Cash and due from banks                                  $   158,977    $   169,143
--------------------------------------------------------------------------------------
   Interest bearing deposits                                         50             50
--------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,426,211 and $1,423,268
      at June 30, 2002 and December 31, 2001)                 1,459,876      1,436,661
--------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $27,276 and $27,382
      at June 30, 2002 and December 31, 2001)                    26,844         27,518
--------------------------------------------------------------------------------------

   Loans (net of unearned interest)                           2,704,893      2,795,808
--------------------------------------------------------------------------------------
   Allowance for possible loan losses                            63,030         59,959
--------------------------------------------------------------------------------------
               Net loans                                      2,641,863      2,735,849
--------------------------------------------------------------------------------------

   Bank premises and equipment, net                              39,098         39,910
--------------------------------------------------------------------------------------
   Other assets                                                 167,734        160,384
--------------------------------------------------------------------------------------

                            Total assets                    $ 4,494,442    $ 4,569,515
--------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                   $   525,885    $   515,333
--------------------------------------------------------------------------------------
      Interest bearing                                        2,937,629      2,798,870
--------------------------------------------------------------------------------------
               Total deposits                                 3,463,514      3,314,203
--------------------------------------------------------------------------------------

   Short-term borrowings                                        227,988        318,311
--------------------------------------------------------------------------------------
   Long-term debt                                               252,456        392,540
--------------------------------------------------------------------------------------
   Other liabilities                                             52,188         76,115
--------------------------------------------------------------------------------------
               Total liabilities                              3,996,146      4,101,169
--------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,540,480 shares issued in 2002
            and 14,540,498 issued in 2001)                      105,770        105,771
--------------------------------------------------------------------------------------
      Retained earnings                                         426,129        403,870
--------------------------------------------------------------------------------------
      Treasury stock (642,972 shares in 2002
            and 599,697 shares in 2001)                         (55,485)       (50,000)
--------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                         21,882          8,705
--------------------------------------------------------------------------------------
         Total stockholders' equity                             498,296        468,346
--------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity         $ 4,494,442    $ 4,569,515
--------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                          -------------------------------------------------
                                                  2002        2001        2002         2001
-------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                $  51,506   $  63,567   $ 104,698    $ 129,348
-------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities      19,803      14,569      39,554       27,418
-------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions              1,757       2,000       3,558        3,997
-------------------------------------------------------------------------------------------

   Other interest income                            33          89         163          616
-------------------------------------------------------------------------------------------
         Total interest income                  73,099      80,225     147,973      161,379
-------------------------------------------------------------------------------------------

Interest expense:

   Interest on deposits:
      Demand and savings deposits                3,193       5,998       6,453       12,584
-------------------------------------------------------------------------------------------
      Time deposits                             14,375      21,794      29,534       44,272
-------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                        888       2,925       2,000        5,865
-------------------------------------------------------------------------------------------
      Long-term debt                             2,744       2,606       5,840        6,325
-------------------------------------------------------------------------------------------

                 Total interest expense         21,200      33,323      43,827       69,046
-------------------------------------------------------------------------------------------


            Net interest income                 51,899      46,902     104,146       92,333
-------------------------------------------------------------------------------------------


Provision for loan losses                        3,644       2,392       8,163        4,651
-------------------------------------------------------------------------------------------


                 Net interest income after
                 provision for loan losses      48,255      44,510      95,983       87,682
-------------------------------------------------------------------------------------------


Other income                                    11,174      11,359      22,969       21,515
-------------------------------------------------------------------------------------------

Gain (loss) on sale of securities                    -           -        (210)         142
-------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                             Three Months Ended          Six Months Ended
                                                                 June 30,                    June 30,
                                                     ------------------------------------------------------
                                                           2002           2001         2002           2001
-----------------------------------------------------------------------------------------------------------


Other expense:

   Salaries and employee benefits                     $    15,692   $    14,151   $    31,943   $    28,717
-----------------------------------------------------------------------------------------------------------
   Occupancy expense                                        1,489         1,487         3,028         3,004
-----------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                          1,477         1,468         3,006         2,883
-----------------------------------------------------------------------------------------------------------
   Other expense                                            9,682         9,645        19,579        19,117
-----------------------------------------------------------------------------------------------------------
      Total other expense                                  28,340        26,751        57,556        53,721
-----------------------------------------------------------------------------------------------------------

                 Income before federal income taxes        31,089        29,118        61,186        55,618
-----------------------------------------------------------------------------------------------------------

Federal income taxes                                        9,117         8,735        17,766        16,345
-----------------------------------------------------------------------------------------------------------

                 Net income                           $    21,972   $    20,383   $    43,420   $    39,273
===========================================================================================================


PER SHARE:

   Net income:
      Basic                                           $      1.58   $      1.45   $      3.12   $      2.79
===========================================================================================================
      Diluted                                         $      1.57   $      1.45   $      3.11   $      2.79
===========================================================================================================

   Weighted average
      Basic                                            13,920,111    14,033,886    13,928,226    14,062,112
===========================================================================================================
      Diluted                                          13,958,268    14,055,661    13,965,659    14,085,943
===========================================================================================================

   Cash dividends declared                            $      0.76   $      0.71   $      1.52   $      1.42
===========================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)



 SIX MONTHS ENDED JUNE 30, 2002 AND 2001                                                                                 Treasury
                                                                                              Common       Retained        Stock
                                                                                              Stock        Earnings       at Cost
-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2000                                                                $119,229      $365,975      ($46,583)
-----------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                               39,273
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of  $5,052
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.42 per share                                                                              (17,570)
-----------------------------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
         prior to merger                                                                                     (2,355)
-----------------------------------------------------------------------------------------------------------------------------------
    Retire treasury stock from Security Banc Corporation merger - 259,280 shares              (13,361)                     13,361
-----------------------------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in Security Banc Corporation merger - 1,089 shares         (96)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 115,334 shares                                                                              (9,884)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 15,128 shares                                                                 777
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                                    $105,772      $385,323      ($42,329)
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2001                                                                $105,771      $403,870      ($50,000)
-----------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                              $43,420
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $7,095
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.52 per share                                                                              (21,161)
-----------------------------------------------------------------------------------------------------------------------------------
       Cash paid for fractional shares - 18 shares                                                 (1)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 82,181 shares                                                                               (7,813)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 38,906 shares                                                               2,328
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2002                                                                    $105,770      $426,129      ($55,485)
===================================================================================================================================


                                                                                                 Accumulated
 SIX MONTHS ENDED JUNE 30, 2002 AND 2001                                                            Other
                                                                                                Comprehensive       Comprehensive
                                                                                                    Income              Income
---------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2000                                                                         $4,028
-------------------------------------------------------------------------------------------------------------
    Net Income                                                                                                           $39,273
---------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of  $5,052                                                               9,384               9,384
---------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                        $48,657
-------------------------------------------------------------------------------------------------------------====================
    Cash dividends on common stock:
       Park at $1.42 per share
-------------------------------------------------------------------------------------------------------------
    Cash dividends paid by Security Banc Corporation
         prior to merger
-------------------------------------------------------------------------------------------------------------
    Retire treasury stock from Security Banc Corporation merger - 259,280 shares
-------------------------------------------------------------------------------------------------------------
    Cash payment for fractional shares in Security Banc Corporation merger - 1,089 shares
-------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 115,334 shares
-------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 15,128 shares
-------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2001                                                                            $13,412
=============================================================================================================

---------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2001                                                                         $8,705
-------------------------------------------------------------------------------------------------------------
    Net Income                                                                                                           $43,420
---------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of $7,095                                                               13,177              13,177
---------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                        $56,597
-------------------------------------------------------------------------------------------------------------====================
    Cash dividends on common stock:
       Park at $1.52 per share
-------------------------------------------------------------------------------------------------------------
       Cash paid for fractional shares - 18 shares
-------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 82,181 shares
-------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 38,906 shares
-------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2002                                                                            $21,882
=============================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                         -------------------------
                                                                             2002           2001
--------------------------------------------------------------------------------------------------

Operating activities:

Net income                                                                $  43,420      $  39,273
--------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, amortization and accretion                                    (969)         1,586
--------------------------------------------------------------------------------------------------
   Provision for loan losses                                                  8,163          4,651
--------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                           1,950          1,988
--------------------------------------------------------------------------------------------------
   Realized investment security losses (gains)                                  210           (142)
--------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      (Increase) decrease in other assets                                   (12,805)         2,410
--------------------------------------------------------------------------------------------------
     Decrease in other liabilities                                          (16,911)       (10,309)
--------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                   23,058         39,457
               -----------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                             99,673         24,968
--------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                            353,230        176,398
--------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                  674            601
--------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                           (454,199)      (442,172)
--------------------------------------------------------------------------------------------------
Net decrease in interest bearing deposits with other banks                        0          1,088
--------------------------------------------------------------------------------------------------
Net decrease in loans                                                        87,635         67,667
--------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                     (1,888)        (3,039)
--------------------------------------------------------------------------------------------------


               Net cash provided (used) by investing activities              85,125       (174,489)
               -----------------------------------------------------------------------------------






                                    Continued

PARK NATIONAL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)
(dollars in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                      2002           2001
--------------------------------------------------------------------------------------------


Financing activities:

Net increase in deposits                                            $ 149,311      $  32,331
--------------------------------------------------------------------------------------------
Net (decrease) increase in short-term borrowings                      (90,323)        42,505
--------------------------------------------------------------------------------------------
Cash paid for fractional shares                                            (1)           (96)
--------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                        (5,485)        (9,107)
--------------------------------------------------------------------------------------------
Long-term debt issued                                                       0        235,000
--------------------------------------------------------------------------------------------
Repayment of long-term debt                                          (140,084)      (172,476)
--------------------------------------------------------------------------------------------
Cash dividends paid                                                   (31,767)       (27,595)
--------------------------------------------------------------------------------------------



               Net cash (used) provided by financing activities      (118,349)       100,562
               -----------------------------------------------------------------------------



               Decrease in cash and cash equivalents                  (10,166)       (34,470)
               -----------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                        169,143        169,577
--------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period           $ 158,977      $ 135,107
               =============================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                $  45,552      $  70,105
           ---------------------------------------------------------------------------------

                            Income taxes                            $  18,350      $  16,463
           ---------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2002 and 2001.


Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in 2001 have been reclassified to conform to the financial statement presentation used for 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.


Note 2 - Acquisitions
         ------------

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

Note 3 - Intangible Assets
         -----------------

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

Park had approximately $7.5 million of goodwill on its balance sheet at December 31, 2001. This goodwill was evaluated for impairment during the first quarter of 2002 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $94,000 for the second quarter of 2001, $198,000 for the first half of 2001 and $375,000 for the year 2001. Application of the non-amortization provisions of the statement increased net income by $94,000 or $.01 per share in the second quarter of 2002, $198,000 or $.01 for the first half of 2002 and is expected to increase net income by $375,000 or $.03 per share for the entire year.

Note 4 - Allowance for Loan Losses
         -------------------------

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


----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands)
----------------------------------------------------------------------------------------------------------
                                           Three Months Ended June 30,       Six Months Ended June 30,
---------------------------------------- ------------------------------- ---------------------------------
                                                   2002            2001             2002             2001
---------------------------------------- ---------------- -------------- ----------------- ---------------
Beginning of Period                              $60,693        $58,165           $59,959         $57,473
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Provision for loan losses                        3,644          2,392             8,163           4,651
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Losses charged to the reserve                   (3,501)        (3,441)           (8,706)         (6,647)
---------------------------------------- ---------------- -------------- ----------------- ---------------
  Recoveries                                       2,194          2,711             3,614           4,350
---------------------------------------- ---------------- -------------- ----------------- ---------------

---------------------------------------- ---------------- -------------- ----------------- ---------------
  End of Period                                  $63,030        $59,827           $63,030         $59,827
-----------------------------------------=================================================================

Note 5- Earnings Per Share
        ------------------


The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2002 and 2001.

-------------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30,     Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                           2002            2001           2002            2001
-------------------------------------------------------------------------------------------------------------------
Numerator:
-------------------------------------------------------------------------------------------------------------------
Net Income                                            $    21,972     $    20,383     $    43,420     $    39,273
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Denominator:
-------------------------------------------------------------------------------------------------------------------
Denominator for basic earnings per share
(weighted-average shares)                              13,920,111      14,033,886      13,928,226      14,062,112
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Effect of dilutive securities                              38,157          21,775          37,433          23,831
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed
conversions)                                           13,958,268      14,055,661      13,965,659      14,085,943
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Earnings per share:
-------------------------------------------------------------------------------------------------------------------
Basic earnings per share                              $      1.58     $      1.45     $      3.12     $      2.79
-------------------------------------------------------------------------------------------------------------------
Diluted earnings per share                            $      1.57     $      1.45     $      3.11     $      2.79
-------------------------------------------------------------------------------------------------------------------


Note 6 - Segment Information
         -------------------

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation's financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank N.A.
(UB), Second National Bank (SNB), The Security National Bank and Trust Co. (SEC) and The Citizens National Bank of Urbana (CIT).

------------------------------------------------------------------------------------------------------------------------
                       Operating Results for the Three Months Ended June 30, 2002 (In Thousands)
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
                   PNB        RTC       CNB      FKNB       UB       SNB       SEC        CIT     All Other    Total
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Net Interest
Income             $15,479    $5,702   $4,980    $7,655    $2,229    $3,384    $8,742     $1,717     $2,011     $51,899
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Provision for
Loan Losses          1,370       410      240       799        90       150       420         90         75       3,644
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Other Income         4,684       874    1,032     1,430       328       284     2,002        438        102      11,174
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Other Expense        8,668     2,698    2,608     3,705     1,459     1,778     4,682      1,086      1,656      28,340
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Net Income          $7,080    $2,287   $2,112    $3,161      $736    $1,255    $3,813       $674       $854     $21,972
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Balances at June 30, 2002
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------
Assets           1,468,586   496,064  443,395   664,610   197,440   322,692   870,363    168,914  (137,622)  $4,494,442
--------------- ----------- --------- -------- --------- --------- --------- --------- ---------- ---------- -----------

------------------------------------------------------------------------------------------------------------------------------------
                              Operating Results for the Three Months Ended June 30, 2001 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                PNB        RTC       CNB     FKNB       UB        SNB        SEC       CIT     All Other    Total
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Net Interest Income           $14,702    $4,877    $4,430   $7,062    $1,777      $2,852    $8,233    $1,690     $1,279     $46,902
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Provision for
Loan Losses                       870       330       180      474       120        (50)       375        50         43       2,392
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Other Income                    5,093       810     1,113    1,424       294         343     1,860       311        111      11,359
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Other Expense                   8,215     2,663     2,566    3,646     1,418       1,677     4,593     1,056        917      26,751
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Net Income                     $7,380    $1,779    $1,869   $3,059      $401      $1,139    $3,455      $601       $700     $20,383
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------

--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Balances at June 30, 2001
--------------------------- ---------- --------- --------- -------- --------- ----------- --------- --------- ---------- -----------
Assets                      1,342,915   484,825   447,191  648,389   189,592     305,131   851,685   182,600  (107,449)  $4,344,879
------------------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------------------
                        Operating Results for the Six Months Ended June 30, 2002 (In Thousands)
---------------------------------------------------------------------------------------------------------------------------------
                          PNB        RTC       CNB       FKNB       UB         SNB       SEC       CIT     All Other     Total
--------------------- ----------- --------- --------- --------- --------- ----------- --------- --------- ---------- ------------
Net Interest Income
                         $31,340   $11,479   $10,085   $14,973    $4,376      $6,881   $17,611    $3,468     $3,933     $104,146
--------------------- ----------- --------- --------- --------- --------- ----------- --------- --------- ---------- ------------
Provision for
Loan Losses                2,915       995       480     1,673       180         425       840       505        150        8,163
--------------------- ----------- --------- --------- --------- --------- ----------- --------- --------- ---------- ------------
Other Income
                           9,876     1,563     2,230     2,925       617         628     3,953       754        213       22,759
--------------------- ----------- --------- --------- --------- --------- ----------- --------- --------- ---------- ------------
Other Expense
                          17,341     5,503     5,354     7,482     2,943       3,552     9,626     2,195      3,560       57,556
--------------------- ----------- --------- --------- --------- --------- ----------- --------- --------- ---------- ------------
Net Income               $14,669    $4,320    $4,321    $6,054    $1,371      $2,544    $7,591    $1,051     $1,499      $43,420
---------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------
                     Operating Results for the Six Months Ended June 30, 2001 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------
                        PNB       RTC       CNB       FKNB       UB       SNB      SEC      CIT     All Other      Total
--------------------- --------- --------- --------- --------- --------- -------- -------- --------- ----------- -------------
Net Interest Income
                       $28,843    $9,319    $8,861   $13,980    $3,485   $5,659  $16,358    $3,323      $2,505       $92,333
--------------------- --------- --------- --------- --------- --------- -------- -------- --------- ----------- -------------
Provision for
Loan Losses              1,590       600       330       918       180       25      750       185          73         4,651
--------------------- --------- --------- --------- --------- --------- -------- -------- --------- ----------- -------------
Other Income
                         9,502     1,513     2,003     2,756       597      744    3,610       714         218        21,657
--------------------- --------- --------- --------- --------- --------- -------- -------- --------- ----------- -------------
Other Expense
                        16,647     5,364     4,976     7,318     2,857    3,440    9,182     2,139       1,798        53,721
--------------------- --------- --------- --------- --------- --------- -------- -------- --------- ----------- -------------
Net Income             $13,896    $3,223    $3,715    $6,130      $797   $2,155   $6,771    $1,163      $1,423       $39,273
-----------------------------------------------------------------------------------------------------------------------------


The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the three and six month periods ended June 30, 2002 and 2001. The reconciling amounts for consolidated total assets at June 30, 2002 and 2001 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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


    Comparison of Results of Operations for the Three and Six Month Periods
                         Ended June 30, 2002 and 2001.


Net Interest Income
-------------------

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $5.0 million or 10.7% to $51.9 million for the three months ended June 30, 2002 compared to $46.9 million for the second quarter of 2001. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2002 with the same quarter in 2001.

-------------------------------------------------------------------------------------------------
                                  Three Months Ended June 30,
                                 (In Thousands)
-------------------------------------------------------------------------------------------------
                                                  2002                         2001
-------------------------------------- --------------------------- ------------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Loans                                     $2,702,648     7.68%          $2,897,339     8.83%
-------------------------------------- -------------- ------------ ---------------- -------------
Taxable Investments                        1,292,480     6.15%             873,886     6.69%
-------------------------------------- -------------- ------------ ---------------- -------------
Tax Exempt Investments                       145,499     7.09%             161,685     7.07%
-------------------------------------- -------------- ------------ ---------------- -------------
Federal Funds Sold                             4,790     2.21%               6,148     5.97%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Earning Assets                   $4,145,417     7.18%          $3,939,058     8.28%
-------------------------------------- -------------- ------------ ---------------- -------------

-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Deposits                 $2,907,553     2.42%          $2,732,563     4.08%
-------------------------------------- -------------- ------------ ---------------- -------------
Short-term Borrowings                        237,240     1.50%             310,292     3.78%
-------------------------------------- -------------- ------------ ---------------- -------------
Long-term Debt                               256,163     4.30%             205,355     5.09%
-------------------------------------- -------------- ------------ ---------------- -------------
Interest Bearing Liabilities              $3,400,956     2.50%          $3,248,210     4.11%
-------------------------------------- -------------- ------------ ---------------- -------------
Excess Interest Earning Assets              $744,461     4.68%            $690,848     4.17%
-------------------------------------- -------------- ------------ ---------------- -------------
Net Interest Margin                                      5.12%                         4.89%
-------------------------------------- -------------- ------------ ---------------- -------------

Average interest earning assets increased by $206 million or 5.2% for the quarter ended June 30, 2002 compared to the same quarter in 2001. The average yield on interest earning assets decreased to 7.18% for the second quarter of 2002 compared to 8.28% for the second quarter of 2001.

Average loan totals decreased by $195 million or 6.7% to $2,703 million for the quarter ended June 30, 2002 compared to the same quarter in 2001. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first quarter of 2001 and remained weak for the remainder of 2001. The demand for commercial, commercial real estate loans and consumer loans secured by automobiles improved during the second quarter of 2002. The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters, but these loans are sold by Park in the secondary market. This activity, the origination and sale of fixed rate mortgage loans, produced a significant increase in fee income for the past several quarters, but did not increase loan balances since the loans are sold. Many borrowers took advantage of the low interest rate environment to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan which reduces the loan balances reported on the balance sheet.

Total loan balances have decreased each quarter for the past six quarters. The decrease in loans was $43 million for the first quarter of 2001, $27 million for the second quarter of 2001, $22 million for the third quarter of 2001, $68 million for the fourth quarter of 2001, $71 million for the first quarter of 2002 and $20 million for the second quarter of 2002. As stated previously, the demand for loans improved during the second quarter of 2002 and management is hopeful that loan balances will increase during the second half of 2002 as the economy recovers from the recession which started a year ago.

The average yield on the loan portfolio was 7.68% for the second quarter of 2002 compared to 8.83% for the same period in 2001. The average prime lending rate was 4.75% for the second quarter of 2002 compared to 7.34% for the second quarter of 2001. Approximately 25% of Park's loan portfolio adjusts with the prime rate. The yield on the loan portfolio is expected to decrease next quarter as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $401 million or 38.5% to $1,443 million for the second quarter of 2002 compared to $1,042 million for the second quarter of 2001. The increase in the investment portfolio was funded by a decrease in loans and by an increase in deposits. The average yield on taxable investment securities decreased to 6.15% for the second quarter of 2002 compared to 6.69% for the same period in 2001. The yield on taxable investment securities is expected to decrease next quarter as new investment purchases yield less than the average rate on the taxable investment portfolio. The yield on tax exempt investments was 7.09% for the second quarter of 2002 and 7.07% for the same period last year. No tax exempt securities have been purchased in the past year. The average maturity in the investment portfolio was 2.5 years at June 30, 2002 compared to 3.3 years at December 31, 2001 and 3.9 years at June 30, 2001. Average interest bearing liabilities increased by $153 million or 4.7% to $3,401 million for the quarter ended June 30, 2002 compared to the same quarter in 2001. Average interest bearing deposits increased by $175 million or 6.4% to $2,908 million in 2002 compared to 2001. Average total borrowings decreased by $22 million or 4.3% to $493 million in 2002 compared to 2001.

The average cost of interest bearing liabilities decreased by 1.61% to 2.50% in 2002 compared to 4.11% in 2001. The average cost of interest bearing deposits decreased by 1.66% to 2.42% in 2002 compared to 4.08% in 2001. The cost of short-term borrowings decreased by 2.28% to 1.50% in 2002 compared to 3.78% in 2001, consistent with the decrease in the federal funds rate in 2002. The cost of long-term debt also decreased to 4.30% in 2002 compared to 5.09% in 2001. The cost of Park's interest bearing liabilities is expected to continue to slowly decrease during the second half of the year as the cost of new certificates of deposit is lower than the portfolio rate.

The increase in net interest income of $5.0 million or 10.7% to $51.9 million for the quarter ended June 30, 2002 was due to an increase in the net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) of .51% to 4.68% in 2002 compared to 4.17% in 2001 and to an increase in average interest earning assets of 5.2%. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .23% to 5.12% for the second quarter of 2002 compared to 4.89% in 2001.

Net interest income increased by $11.8 million or 12.8% to $104.1 million for the six months ended June 30, 2002 compared to $92.3 million for the same period in 2001. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2002 with the same period in 2001.


-----------------------------------------------------------------------------------------------------
                                                 Six Months Ended June 30, (In Thousands)
-----------------------------------------------------------------------------------------------------
                                                   2002                            2001
-----------------------------------------------------------------------------------------------------
                                           Average    Tax Equivalent      Average      Tax Equivalent
                                           Balance           %            Balance            %
-------------------------------------- -------------- --------------- --------------- ---------------
Loans                                     $2,724,710      7.79%           $2,913,012      8.99%
-------------------------------------- -------------- --------------- --------------- ---------------
Taxable Investments                        1,269,649      6.28%              823,693      6.71%
-------------------------------------- -------------- --------------- --------------- ---------------
Tax Exempt Investments                       147,255      7.13%              163,285      7.00%
-------------------------------------- -------------- --------------- --------------- ---------------
Federal Funds Sold                            17,210      1.89%               21,142      5.88%
-------------------------------------- -------------- --------------- --------------- ---------------
Interest Earning Assets                   $4,158,824      7.28%           $3,921,132      8.41%
-------------------------------------- -------------- --------------- --------------- ---------------

-------------------------------------- -------------- --------------- --------------- ---------------
Interest Bearing Deposits                 $2,868,453      2.53%           $2,715,101      4.22%
-------------------------------------- -------------- --------------- --------------- ---------------
Short-Term Borrowings                        259,222      1.56%              282,526      4.19%
-------------------------------------- -------------- --------------- --------------- ---------------
Long-Term Borrowings                         293,525      4.01%              239,567      5.32%
-------------------------------------- -------------- --------------- --------------- ---------------
Interest Bearing Liabilities              $3,421,200      2.58%           $3,237,194      4.30%
-------------------------------------- -------------- --------------- --------------- ---------------
Excess Interest-Earning Assets              $737,624      4.70%             $683,938      4.11%
-------------------------------------- -------------- --------------- --------------- ---------------
Net Interest Margin                                       5.15%                           4.86%
-----------------------------------------------------------------------------------------------------

Average interest earning assets increased by $238 million or 6.1% to $4,159 million for the six months ended June 30, 2002 compared to the same period in 2001. Average loans decreased by $188 million or 6.5% to $2,725 million for the first half of 2002 compared to the same period in 2001. The yield on loans was 7.79% for the first half of 2002 compared to 8.99% for the first half of 2001.

Average investment securities including federal funds sold increased by $426 million or 42.3% to $1,434 million for the first half of 2002 compared to the same period in 2001. The yield on taxable investment securities was 6.28% for the first half of 2002 compared to 6.71% for the same period in 2001.

Average interest-bearing liabilities increased by $184 million or 5.7% to $3,421 million for the first six months of 2002 compared to the same period in 2001. Average interest bearing deposits increased by $153 million or 5.7% to $2,868 million for the first half of 2002 compared to the same period in 2001. Average total borrowings were $553 million at an average cost of 2.84% for the first half of 2002 compared to average total borrowings of $522 million at an average cost of 4.67% for the first half of 2001.

The average cost of interest bearing liabilities decreased by 1.72% to 2.58% in 2002 compared to 4.30% in 2001. The average cost of interest bearing deposits decreased by 1.69% to 2.53% in 2002 compared to 4.22% in 2001.

The increase in net interest income of $11.8 million or 12.8% to $104.1 million for the first half of 2002 was due to the 6.1% increase in interest earning assets and the increase in the net interest spread. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .59% to 4.70% in 2002 compared to 4.11% in 2001. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .29% to 5.15% for 2002 compared to 4.86% in 2001.


Provision for Loan Losses
-------------------------

The provision for loan losses was $3.6 million and $8.2 million, respectively, for the second quarter and first half of 2002 compared to $2.4 million and $4.7 million for the same periods in 2001. Net charge-offs were $1.3 million and $5.1 million, respectively, for the three and six month periods ended June 30, 2002 compared to $730,000 and $2.3 million for the same periods in 2001. Nonperforming loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $27.6 million or 1.02% of loans at June 30, 2002 compared to $27.1 million or .97% of loans at December 31, 2001 and $24.2 million or .84% of loans at June 30, 2002. The reserve for loan losses as a percentage of outstanding loans was 2.33% at June 30, 2002 compared to 2.14% at December 31, 2001 and 2.07% at June 30, 2001. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


Noninterest Income
------------------

Noninterest income decreased by $185,000 or 1.6% to $11.2 million for the three months ended June 30, 2002 and increased by $1.5 million or 6.8% to $23.0 million for the six months ended June 30, 2002 compared to the same periods in 2001. The following is a summary of the change in noninterest income.

----------------------------------------------------------------------------------------------------------
                                       Three Months Ended                      Six Months Ended
                                            June 30,                               June 30,
---------------------------- --------------------------------------- -------------------------------------
                                 2002          2001        Change        2002         2001        Change
---------------------------- ------------ ------------- ------------ ------------ ------------ -----------
Fees from fiduciary
activities                        $2,317        $2,224          $93       $4,518       $4,386        $132
---------------------------- ------------ ------------- ------------ ------------ ------------ -----------
Service charges on deposit
accounts                           3,374         3,436          (62)       6,590        6,592          (2)
---------------------------- ------------ ------------- ------------ ------------ ------------ -----------
Other service income
                                   1,901         2,458         (557)       4,769        4,010         759
---------------------------- ------------ ------------- ------------ ------------ ------------ -----------
Other income                       3,582         3,241          341        7,092        6,527         565
---------------------------- ------------ ------------- ------------ ------------ ------------ -----------
Total                            $11,174       $11,359        $(185)     $22,969      $21,515      $1,454
----------------------------------------------------------------------------------------------------------

The increase in Other Income for both the three month and six month periods ended June 30, 2002 was primarily due to increases in check card and ATM transactions. Other Service Income decreased by $557,000 for the three months ended June 30, 2002 and increased by $759,000 for the first half of 2002. A large portion of Other Service Income is the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. With the recent decrease in long-term interest rates, this source of noninterest should be strong for the third quarter.

Gain (Loss) on Sale of Securities
---------------------------------

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


Other Expense
-------------

Total other expense increased by $1.6 million or 5.9% for the quarter ended June 30, 2002 and increased by $3.8 million or 7.1% for the six months ended June 30, 2002 compared to the same periods in 2001.

Salaries and employee benefits expense increased by $1.5 million or 10.9% to $15.7 million for the quarter ended June 30, 2002 and increased by $3.2 million or 11.2% for the first six months of 2002 compared to the same periods in 2001. Full time equivalent employees were 1,595 at June 30, 2002 compared to 1,588 at June 30, 2001.


Federal Income Taxes
--------------------

Federal income tax expense was $9.1 million and $17.8 million, respectively, for the three and six month periods ended June 30, 2002 compared to $8.7 million and $16.3 million for the same periods in 2001. The ratio of federal income tax expense to income before taxes was 29.3% for the three months ended June 30, 2002 and 29.0% for the six months ended June 30, 2002 compared to 30.0% and 29.4% for the same periods in 2001. The statutory rate was 35% for both 2002 and 2001. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.


Net Income
----------

Net income increased by $1.6 million or 7.8% to $22.0 million for the three months ended June 30, 2002 compared to $20.4 million for the same period in 2001. For the six months ended June 30, 2002, net income increased by $4.1 million or 10.6% to $43.4 million compared to $39.3 million for the same period in 2001. The annualized, net income to average assets ratios (ROA) were 1.99% and 1.97%, respectively, for the three and six month periods ended June 30, 2002 compared to 1.95% and 1.90% for the same periods in 2001. The annualized, net income to average equity ratios (ROE) were 18.32% and 18.40%, respectively, for the three and six months periods ended June 30, 2002 compared to 18.23% and 17.79% for the same periods in 2001.

Diluted earnings per share increased by 8.3% to $1.57 for the second quarter of 2002 compared to $1.45 for the second quarter in 2001 and increased by 11.5% to $3.11 for the first half of 2002 compared to $2.79 for the same period in 2001.

                        COMPARISON OF FINANCIAL CONDITION
                     AT JUNE 30, 2002 AND DECEMBER 31, 2001



Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets decreased by $76 million or 1.6% to $4,494 million at June 30, 2002 compared to $4,570 million at December 31, 2001. Total loans decreased by $91 million or 3.3% to $2,705 million as the demand for loans was fairly weak during the first six months of 2002. The demand for loans improved during the second quarter with loan totals increasing during the month of June. Management is hopeful that loans will increase during the second half of the year as the economy recovers from the recession which started a year ago.

Total liabilities decreased by $105 million or 2.6% to $3,996 million at June 30, 2002 compared to $4,101 million at December 31, 2001. Total borrowed money decreased by $230 million or 32.4% to $481 million at June 30, 2002 compared to $711 million at December 31, 2001. Borrowed money was repaid with excess available funds which resulted from the weak loan demand during the first half of 2002 and from the increase in deposits.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 60.2% at June 30, 2002 compared to 61.18% at December 31, 2001 and 66.4% at June 30, 2001. Cash and cash equivalents totaled $159 million at June 30, 2002 compared to $169 million at December 31, 2001 and $135 million at June 30, 2001. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


Capital Resources
-----------------

Stockholders' equity at June 30, 2002 was $498 million or 11.1% of total assets compared to $468 million or 10.25% of total assets at December 31, 2001 and $462 million or 10.64% of total assets at June 30, 2001.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.35% at June 30, 2002 and 9.97% at December 31, 2001. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 15.68% at June 30, 2002 and 14.84% at December 31, 2001. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.97% at June 30, 2002 and 16.09% at December 31, 2001.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2002. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2002:

                                                               TIER I           TOTAL
                                              LEVERAGE       RISK-BASED       RISK-BASED
                                              --------       ----------       ----------

-----------------------------------------------------------------------------------------
Park National Bank                             6.53%           9.41%          12.99%
------------------------------------------ -------------- ---------------- --------------
Richland Trust Company                         6.80%          12.16%          13.42%
------------------------------------------ -------------- ---------------- --------------
Century National Bank                          6.43%          11.59%          14.07%
------------------------------------------ -------------- ---------------- --------------
First-Knox National Bank                       6.59%           9.79%          13.64%
------------------------------------------ -------------- ---------------- --------------
Second National Bank                           6.61%           9.96%          13.62%
------------------------------------------ -------------- ---------------- --------------
United Bank, N.A.                              6.94%          12.42%          13.69%
------------------------------------------ -------------- ---------------- --------------
Security National Bank                         6.39%           9.66%          13.50%
------------------------------------------ -------------- ---------------- --------------
Citizens National Bank                         6.83%          12.86%          17.96%
------------------------------------------ -------------- ---------------- --------------
Park National Corporation                     10.35%          15.68%          16.97%
------------------------------------------ -------------- ---------------- --------------
Minimum Capital Ratio                          4.00%           4.00%           8.00%
------------------------------------------ -------------- ---------------- --------------
Well Capitalized Ratio                         5.00%           6.00%          10.00%
-----------------------------------------------------------------------------------------


At the July 22, 2002 Park National Corporation Board of Director's meeting, a cash dividend of $.76 per share was declared payable on September 10, 2002 to stockholders of record on August 23, 2002.


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

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          Not applicable


Item 5.   Other Information
          -----------------

          Effective July 22, 2002, David C. Bowers retired from his position as Secretary and an executive officer of Park National Corporation and David L. Trautman, who serves as an Executive Vice President and a director of The Park National Bank, was elected by Park National Corporation Board of Directors to fill the position.
          Mr. Bowers will continue to serve as an Executive Vice President and a director of The Park National Bank. It is anticipated that Mr. Bowers will retire from those positions at the end of 2002.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

               a.  Exhibits
                   --------

                   99.1 Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                   99.2 Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

               b.  Reports on Form 8-K
                   -------------------

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PARK NATIONAL CORPORATION






DATE:   August 12, 2002              BY: /s/C. Daniel DeLawder
        ---------------                 ----------------------

                                        C. Daniel DeLawder
                                        President and Chief Executive Officer




DATE:   August 12, 2002              BY: /s/John W. Kozak
        ---------------                  ----------------

                                        John W. Kozak
                                        Chief Financial Officer