Form 10-Q
period 2002-09-30
PARK NATIONAL CORP /OH/
filed 2002-11-06
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number                  1-13006
                      ---------------------------------------------------------

                            Park National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                     31-1179518
  ------------------------------            -----------------------------------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    [ X ]       No  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes    [ X ]       No  [   ]


13,818,013 Common shares, no par value per share, outstanding at October 29, 2002.

                                  Page 1 of 24
                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION                                              3

    Item 1.  Financial Statements                                         3-12

             Consolidated Condensed Balance Sheets as of September 30,
             2002 and and December 31, 2001 (unaudited)                      3

             Consolidated Condensed Statements of Income for the
             Three Months and Nine Months ended
             September 30, 2002 and 2001 (unaudited)                       4-5

             Consolidated Condensed Statements of Changes in Stockholders' Equity for the Nine Months ended September 30, 2002 and 2001
             (unaudited)                                                    6

             Consolidated Condensed Statements of Cash Flows for the
             Nine Months ended September 30, 2002 and 2001 (unaudited)     7-8

             Notes to Consolidated Condensed Financial Statements          9-12

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         13-20

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk     20

    Item 4.  Controls and Procedures                                        20

PART II.  OTHER INFORMATION                                                 20

     Item 1. Legal Proceedings                                              21

     Item 2. Changes in Securities and Use of Proceeds                      21

     Item 3. Defaults Upon Senior Securities                                21

     Item 4. Submission of Matters to a Vote of Security Holders            21

     Item 5. Other Information                                              21

     Item 6. Exhibits and Reports on Form 8-K                               21


SIGNATURES                                                                  22

CERTIFICATIONS                                                           23-24

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                            September 30,      December 31,
                                                                                                2002                2001
------------------------------------------------------------------------------------------------------------------------------

Assets:
   Cash and due from banks                                                                 $   161,516             $   169,143
------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold                                                                           43,500                    --
------------------------------------------------------------------------------------------------------------------------------
   Interest bearing deposits                                                                        50                      50
------------------------------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,316,635 and $1,423,268
      at September 30, 2002 and December 31, 2001)                                           1,352,888               1,436,661
------------------------------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $27,300 and $27,382
      at September 30, 2002 and December 31, 2001)                                              26,133                  27,518
------------------------------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                                          2,729,260               2,795,808
------------------------------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                                           63,653                  59,959
------------------------------------------------------------------------------------------------------------------------------
                   Net loans                                                                 2,665,607               2,735,849
------------------------------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                                             38,926                  39,910
------------------------------------------------------------------------------------------------------------------------------
   Other assets                                                                                152,102                 160,384
------------------------------------------------------------------------------------------------------------------------------

                                     Total assets                                          $ 4,440,722             $ 4,569,515
------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                                                  $   590,386             $   515,333
------------------------------------------------------------------------------------------------------------------------------
      Interest bearing                                                                       2,901,925               2,798,870
------------------------------------------------------------------------------------------------------------------------------
                   Total deposits                                                            3,492,311               3,314,203
------------------------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                                       179,277                 318,311
------------------------------------------------------------------------------------------------------------------------------
   Long-term debt                                                                              202,259                 392,540
------------------------------------------------------------------------------------------------------------------------------
   Other liabilities                                                                            61,316                  76,115
------------------------------------------------------------------------------------------------------------------------------
                   Total liabilities                                                         3,935,163               4,101,169
------------------------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,540,480 shares issued in 2002
            and 14,540,498 issued in 2001)                                                     105,770                 105,771
------------------------------------------------------------------------------------------------------------------------------
      Retained earnings                                                                        437,675                 403,870
------------------------------------------------------------------------------------------------------------------------------
      Treasury stock (708,545 shares in 2002
            and 599,697 shares in 2001)                                                        (61,462)                (50,000)
------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                                        23,576                   8,705
------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                            505,559                 468,346
------------------------------------------------------------------------------------------------------------------------------

                                     Total liabilities and
                                        stockholders' equity                               $ 4,440,722             $ 4,569,515
------------------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                                      Three Months Ended                Nine Months Ended
                                                                           September 30,                  September 30,
                                                                  ------------------------------------------------------------
                                                                      2002            2001             2002            2001
------------------------------------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                                      $  51,596       $  61,189        $ 156,294        $ 189,853
------------------------------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities                            18,976          16,694           58,530           44,112
------------------------------------------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions                                    1,719           1,937            5,277            5,934
------------------------------------------------------------------------------------------------------------------------------

   Other interest income                                                 111              82              274              698
------------------------------------------------------------------------------------------------------------------------------
         Total interest income                                        72,402          79,902          220,375          240,597
------------------------------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                                      3,275           5,739            9,728           18,323
------------------------------------------------------------------------------------------------------------------------------
      Time deposits                                                   13,829          19,943           43,363           64,215
------------------------------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                                              760           1,788            2,761            6,969
------------------------------------------------------------------------------------------------------------------------------
      Long-term debt                                                   2,608           3,854            8,447           10,179
------------------------------------------------------------------------------------------------------------------------------

                       Total interest expense                         20,472          31,324           64,299           99,686
------------------------------------------------------------------------------------------------------------------------------


            Net interest income                                       51,930          48,578          156,076          140,911
------------------------------------------------------------------------------------------------------------------------------


Provision for loan losses                                              3,194           2,957           11,357            7,608
------------------------------------------------------------------------------------------------------------------------------


                       Net interest income after
                       provision for loan losses                      48,736          45,621          144,719          133,303
------------------------------------------------------------------------------------------------------------------------------


Other income                                                          12,229          11,145           35,198           32,660
------------------------------------------------------------------------------------------------------------------------------

Gain (loss) on sale of securities                                       --                (8)            (210)             134
------------------------------------------------------------------------------------------------------------------------------


                                    Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                   ------------------------------------------------------------
                                                                       2002              2001           2002              2001
-------------------------------------------------------------------------------------------------------------------------------


Other expense:

   Salaries and employee benefits                                   $    16,039     $    14,862     $    47,982     $    43,579
-------------------------------------------------------------------------------------------------------------------------------
   Occupancy expense                                                      1,503           1,273           4,531           4,277
-------------------------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                                        1,493           1,557           4,499           4,440
-------------------------------------------------------------------------------------------------------------------------------
   Other expense                                                         10,272          10,031          29,851          29,148
-------------------------------------------------------------------------------------------------------------------------------
      Total other expense                                                29,307          27,723          86,863          81,444
-------------------------------------------------------------------------------------------------------------------------------

                   Income before federal income taxes                    31,658          29,035          92,844          84,653
-------------------------------------------------------------------------------------------------------------------------------

Federal income taxes                                                      9,585           8,683          27,351          25,028
-------------------------------------------------------------------------------------------------------------------------------

                   Net income                                       $    22,073     $    20,352     $    65,493     $    59,625
===============================================================================================================================



PER SHARE:

   Net income:
      Basic                                                         $      1.59     $      1.46     $      4.71     $      4.25
===============================================================================================================================
      Diluted                                                       $      1.59     $      1.45     $      4.70     $      4.24
===============================================================================================================================

   Weighted average
      Basic                                                          13,847,583      14,001,286      13,901,345      14,041,836
===============================================================================================================================
      Diluted                                                        13,871,544      14,043,030      13,934,287      14,071,639
===============================================================================================================================

   Cash dividends declared                                          $      0.76     $      0.71     $      2.28     $      2.13
===============================================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 PARK NATIONAL CORPORATION
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except per share data)

                                                                                                        Accumulated
 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001                                               Treasury       Other
                                                                    Common      Retained       Stock    Comprehensive Comprehensive
                                                                    Stock       Earnings      at Cost       Income      Income
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                                       $ 119,229    $ 365,975     ($ 46,583)    $   4,028
---------------------------------------------------------------------------------------------------------------------
   Net Income                                                                      59,625                                $  59,625
----------------------------------------------------------------------------------------------------------------------------------
     Accumulated other comprehensive income,
         net of income taxes of $10,996                                                                        20,421       20,421
----------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                         $  80,046
---------------------------------------------------------------------------------------------------------------------  ===========
   Cash dividends on common stock:
      Park at $2.13 per share                                                     (27,507)
---------------------------------------------------------------------------------------------------------------------
   Cash dividends paid by Security Banc Corporation
        prior to merger                                                            (2,355)
---------------------------------------------------------------------------------------------------------------------
   Retire treasury stock from Security Banc Corporation
     merger - 259,280 shares                                         (13,361)                    13,361
---------------------------------------------------------------------------------------------------------------------
   Cash payment for fractional shares in Security Banc Corporation
     merger - 1,232 shares                                               (96)
---------------------------------------------------------------------------------------------------------------------
   Treasury stock purchased - 165,577 shares                                                    (14,539)
---------------------------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 18,773 shares                                      1,034
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2001                                      $ 105,772    $ 395,738     ($ 46,727)    $  24,449
=====================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                                       $ 105,771    $ 403,870     ($ 50,000)    $   8,705
---------------------------------------------------------------------------------------------------------------------
   Net Income                                                                   $  65,493                                $  65,493
---------------------------------------------------------------------------------------------------------------------  -----------
     Accumulated other comprehensive income,
         net of income taxes of $8,007                                                                         14,871       14,871
----------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income                                                                                         $  80,364
---------------------------------------------------------------------------------------------------------------------  ===========
   Cash dividends on common stock:
      Park at $2.28 per share                                                     (31,688)
---------------------------------------------------------------------------------------------------------------------
      Cash paid for fractional shares - 18 shares                         (1)
---------------------------------------------------------------------------------------------------------------------
   Treasury stock purchased - 153,404 shares                                                    (14,200)
---------------------------------------------------------------------------------------------------------------------
   Treasury stock reissued for stock options - 44,556 shares                                      2,738
---------------------------------------------------------------------------------------------------------------------
BALANCE AT SEPTEMBER 30, 2002                                      $ 105,770    $ 437,675     ($ 61,462)    $  23,576
=====================================================================================================================


 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                         --------------------------------
                                                                                             2002                  2001
-------------------------------------------------------------------------------------------------------------------------


Operating activities:

Net income                                                                                  $  65,493           $  59,625
-------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                                 4,049               5,119
-------------------------------------------------------------------------------------------------------------------------
   Amortization of loan fees and accretion of securities                                       (6,574)             (3,050)
-------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                                   11,357               7,608
-------------------------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                             3,444               2,967
-------------------------------------------------------------------------------------------------------------------------
   Realized investment security losses (gains)                                                    210                (134)
-------------------------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Decrease (increase) in other assets                                                         892             (11,290)
-------------------------------------------------------------------------------------------------------------------------
     (Decrease) increase in other liabilities                                                  (8,244)             12,401
-------------------------------------------------------------------------------------------------------------------------


                   Net cash provided from operating activities                                 70,627              73,246
                   ------------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                               99,673              96,942
-------------------------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                              775,311             259,946
-------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                  1,436                 821
-------------------------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                             (764,794)           (688,385)
-------------------------------------------------------------------------------------------------------------------------
Net decrease  in interest bearing deposits with other banks                                         0               1,088
-------------------------------------------------------------------------------------------------------------------------
Net decrease  in loans                                                                         61,641              89,026
-------------------------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                                       (3,065)             (5,342)
-------------------------------------------------------------------------------------------------------------------------


                   Net cash provided from (used by) investing activities                      170,202            (245,904)
                   ------------------------------------------------------------------------------------------------------











                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                          --------------------------------------
                                                                                              2002                      2001
--------------------------------------------------------------------------------------------------------------------------------


Financing activities:

Net increase in deposits                                                                      $178,108                  $66,697
--------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in short-term borrowings                                              (139,034)                  16,432
--------------------------------------------------------------------------------------------------------------------------------
Cash paid for fractional shares                                                                     (1)                     (96)
--------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                                (11,462)                 (13,505)
--------------------------------------------------------------------------------------------------------------------------------
Long-term debt issued                                                                                0                  280,000
--------------------------------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                                   (190,281)                (172,540)
--------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid                                                                            (42,286)                 (37,532)
--------------------------------------------------------------------------------------------------------------------------------



                   Net cash (used by) provided from financing activities                      (204,956)                 139,456
                   -------------------------------------------------------------------------------------------------------------



                   Increase (decrease) in cash and cash equivalents                             35,873                  (33,202)
                   -------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                                 169,143                  169,577
--------------------------------------------------------------------------------------------------------------------------------


                   Cash and cash equivalents at end of period                                 $205,016                 $136,375
                   =============================================================================================================



Supplemental disclosures of cash flow information:

                   Cash paid for:
                                     Interest                                                  $66,762                 $101,925
                                     -------------------------------------------------------------------------------------------

                                     Income taxes                                              $27,850                  $16,463
                                     -------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2002 and 2001.


Note 1 - BASIS OF PRESENTATION

The consolidated condensed financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and statements of cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001. Certain amounts in 2001 have been reclassified to conform to the financial statement presentation used for 2002.

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

Note 3 - INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets, such as core deposit intangibles, will continue to be amortized over their useful lives.

Park had approximately $7.5 million of goodwill on its balance sheet at December 31, 2001. This goodwill was evaluated for impairment during the first quarter of 2002 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2002 compared to amortization expense of $94,000 for the third quarter of 2001, $282,000 for the first nine months of 2001 and $375,000 for the year 2001. Application of the non-amortization provisions of the new standards increased net income by $94,000 or $.01 per share in the third quarter of 2002, and $282,000 or $.02 for the first nine months of 2002 and is expected to increase net income by $375,000 or $.03 per share for the entire year.

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



------------------------------------------------------ ----------------------------------------------------------------
                                                                                 (In Thousands)
------------------------------------------------------ ----------------------------------------------------------------
                                                                    Three Months Ended           Nine Months Ended
                                                                      September 30,                 September 30,
------------------------------------------------------ -----------------------------------------------------------------
                                                                 2002             2001           2002           2001
------------------------------------------------------ ----------------------------------------------------------------
Beginning of Period                                            $ 63,030        $ 59,827        $ 59,959        $ 57,473
------------------------------------------------------ ----------------------------------------------------------------
  Provision for loan losses                                       3,194           2,957          11,357           7,608
------------------------------------------------------ -----------------------------------------------------------------
  Losses charged to the reserve                                  (3,998)         (3,787)        (12,704)        (10,434)
------------------------------------------------------ -----------------------------------------------------------------
  Recoveries                                                      1,427           1,382           5,041           5,732
------------------------------------------------------ -----------------------------------------------------------------

------------------------------------------------------ -----------------------------------------------------------------
  End of Period                                                $ 63,653        $ 60,379        $ 63,653        $ 60,379
------------------------------------------------------ =================================================================

Note 5- EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 2002 and 2001.

---------------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands, except per share data)

                                                                            Three Months Ended             Nine Months Ended
                                                                                 September 30,              September 30,
                                                                              2002           2001           2002          2001
----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Numerator:
----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Net Income                                                                $    22,073    $    20,352    $    65,493    $    59,625
----------------------------------------------------------------------    -----------    -----------    -----------    -----------

----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Denominator:
----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Denominator for basic earnings per share (weighted-average
shares)                                                                    13,847,583     14,001,286     13,901,345     14,041,836
----------------------------------------------------------------------    -----------    -----------    -----------    -----------

----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Effect of dilutive securities                                                  23,961         41,744         32,942         29,803
----------------------------------------------------------------------    -----------    -----------    -----------    -----------

----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Denominator for diluted earnings per share (adjusted
weighted-average shares & assumed conversions)
                                                                           13,871,544     14,043,030     13,934,287     14,071,639
----------------------------------------------------------------------    -----------    -----------    -----------    -----------

----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Earnings per share:
----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Basic earnings per share                                                  $      1.59    $      1.46    $      4.71    $      4.25
----------------------------------------------------------------------    -----------    -----------    -----------    -----------
Diluted earnings per share                                                $      1.59    $      1.45    $      4.70    $      4.24
----------------------------------------------------------------------    -----------    -----------    -----------    -----------


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


----------------------------------------------------------------------------------------------------------------------------
                                        Operating Results for the Three Months Ended September 30, 2002 (In Thousands)
----------------------------------------------------------------------------------------------------------------------------
                                     PNB          RTC          CNB         FKNB           UB          SNB          SEC
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net Interest
Income                           $   15,479   $    5,553   $    4,851   $    7,832   $    2,257   $    3,489   $    8,647
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Provision for
Loan Losses                           1,095          360          240          624           90          150          420
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other Income
                                      5,260          932        1,309        1,450          442          509        1,860
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other Expense
                                      8,751        3,232        2,659        3,687        1,433        1,845        4,903
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Net Income                       $    7,299   $    1,912   $    2,168   $    3,411   $      798   $    1,423   $    3,497
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Balances at September 30, 2002
Assets                           $1,411,458   $  468,923   $  436,623   $  666,570   $  196,863   $  330,849   $  849,815
------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
------------------------------------------------------------------------------
Operating Results for the Three Months Ended September 30, 2002 (In Thousands)
------------------------------------------------------------------------------
                                        CIT       All Other       Total
------------------------------      ----------   ----------    ----------
Net Interest
Income                              $    1,717   $    2,105    $   51,930
------------------------------      ----------   ----------    ----------
Provision for
Loan Losses                                 90          125         3,194
------------------------------      ----------   ----------    ----------
Other Income
                                           359          108        12,229
------------------------------      ----------   ----------    ----------
Other Expense
                                         1,228        1,569        29,307
------------------------------      ----------   ----------    ----------
Net Income                          $      516   $    1,049    $   22,073
------------------------------      ----------   ----------    ----------
Balances at September 30, 2002
Assets                              $  170,194   $  (90,573)   $4,440,722
------------------------------      ----------   ----------    ----------

-----------------------------------------------------------------------------------------------------------------------------------
                                   Operating Results for the Three Months Ended September 30, 2001 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------------------
                                 PNB             RTC            CNB           FKNB            UB             SNB            SEC
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                 $   15,084      $    5,192      $    4,727      $    7,256      $    1,926      $    2,983
-----------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses                              1,095             360             210             504             120             150
-----------------------------------------------------------------------------------------------------------------------------------
Other Income                             4,975             792           1,212           1,406             301             332
-----------------------------------------------------------------------------------------------------------------------------------
Other Expense                            8,894           2,679           2,646           3,840           1,423           1,711
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                          $    6,961      $    1,948      $    2,054      $    3,007      $      516      $    1,069
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
Assets                              $1,340,445      $  483,744      $  428,468      $  655,873      $  211,611      $  319,182
-----------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
            Operating Results for the Three Months Ended September 30, 2001 (In Thousands)
--------------------------------------------------------------------------------------------
                                        CIT         All Other             Total
--------------------------------------------------------------------------------------------
Net Interest Income              $    8,333      $    1,709      $    1,368       $   48,578
--------------------------------------------------------------------------------------------
Provision for
Loan Losses                             375              50              93            2,957
--------------------------------------------------------------------------------------------
Other Income                          1,662             343             114           11,137
--------------------------------------------------------------------------------------------
Other Expense                         4,412           1,022           1,096           27,723
--------------------------------------------------------------------------------------------
Net Income                       $    3,498      $      665      $      634       $   20,352
--------------------------------------------------------------------------------------------
Balances at September 30, 2001
--------------------------------------------------------------------------------------------
Assets                           $  859,576      $  177,243      $  (38,694)      $4,437,448
--------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                            Operating Results for the Nine Months Ended September 30, 2002 (In Thousands)
------------------------------------------------------------------------------------------------------------------------
                             PNB             RTC             CNB            FKNB               UB             SNB
------------------------------------------------------------------------------------------------------------------------
Net Interest Income        $ 46,819        $ 17,032        $ 14,936        $ 22,805        $  6,633        $ 10,370
------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses                   4,010           1,355             720           2,297             270             575
------------------------------------------------------------------------------------------------------------------------
Other Income                 15,136           2,495           3,539           4,375           1,059           1,137
------------------------------------------------------------------------------------------------------------------------
Other Expense                26,092           8,735           8,013          11,169           4,376           5,397
------------------------------------------------------------------------------------------------------------------------
Net Income                 $ 21,968        $  6,232        $  6,489        $  9,465        $  2,169        $  3,967
------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------
                            Operating Results for the Nine Months Ended
                                     September 30, 2002 (In Thousands)
-------------------------------------------------------------------------------------
                             SEC              CIT         All Other          Total
-------------------------------------------------------------------------------------
Net Interest Income        $ 26,258        $  5,185        $  6,038        $156,076
-------------------------------------------------------------------------------------
Provision for
Loan Losses                   1,260             595             275          11,357
-------------------------------------------------------------------------------------
Other Income                  5,813           1,113             321          34,988
-------------------------------------------------------------------------------------
Other Expense                14,529           3,423           5,129          86,863
-------------------------------------------------------------------------------------
Net Income                 $ 11,088        $  1,567        $  2,548        $ 65,493
-------------------------------------------------------------------------------------

















------------------------------------------------------------------------------------------------------------------------------
                                               Operating Results for the Nine Months Ended September 30, 2001 (In Thousands)
------------------------------------------------------------------------------------------------------------------------------
                                                 PNB           RTC          CNB          FKNB           UB          SNB
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                               $43,927      $14,511       $13,588      $21,236        $5,411      $8,642
------------------------------------------------------------------------------------------------------------------------------
Provision for
Loan Losses                                         2,685          960           540        1,422           300         175
------------------------------------------------------------------------------------------------------------------------------
Other Income                                       14,477        2,305         3,215        4,162           898       1,076
------------------------------------------------------------------------------------------------------------------------------
Other Expense                                      25,541        8,043         7,622       11,158         4,280       5,151
------------------------------------------------------------------------------------------------------------------------------
Net Income                                        $20,857       $5,171        $5,769       $9,137        $1,313      $3,224
------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                   Operating Results for the Nine Months Ended
                                                       September 30, 2001 (In Thousands)
---------------------------------------------------------------------------------------------------------
                                               SEC          CIT         All Other           Total
---------------------------------------------------------------------------------------------------------
Net Interest Income                            $24,691        $5,032        $3,873           $140,911
---------------------------------------------------------------------------------------------------------
Provision for
Loan Losses                                      1,125           235           166              7,608
---------------------------------------------------------------------------------------------------------
Other Income                                     5,272         1,057           332             32,794
---------------------------------------------------------------------------------------------------------
Other Expense                                   13,594         3,161         2,894             81,444
---------------------------------------------------------------------------------------------------------
Net Income                                     $10,269        $1,828        $2,057            $59,625
---------------------------------------------------------------------------------------------------------


The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the three and nine month periods ended September 30, 2002 and 2001. The reconciling amounts for consolidated total assets at September 30, 2002 and 2001 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC, which are not eliminated.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis by management contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. These forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, Park's ability to execute its business plans, as well as other risks such as changes in government regulations and policies affecting bank holding companies. Although Park believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.

CRITICAL ACCOUNTING POLICIES

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2001 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park considers that the determination of the allowance for loan losses involves higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.


                     Comparison of Results of Operations for
                        The Three and Nine Month Periods
                        Ended September 30, 2002 and 2001

SUMMARY DISCUSSION OF RESULTS

Net income increased by $1.7 million or 8.5% to $22.1 million for the three months ended September 30, 2002 compared to $20.4 million for the same period in 2001. For the nine months ended September 30, 2002, net income increased by $5.9 million or 9.8% to $65.5 million compared to $59.6 million for the same period in 2001. The annualized, net income to average assets ratios (ROA) were 1.96% and 1.97%, respectively, for the three and nine month periods ended September 30, 2002 compared to 1.87% and 1.89% for the same periods in 2001. The annualized, net income to average equity ratios (ROE) were 17.74% and 18.17%, respectively, for the three and nine month periods ended September 30, 2002 compared to 17.56%and 17.71% for the same periods in 2001.

Diluted earnings per share increased by 9.7% to $1.59 for the third quarter of 2002 compared to $1.45 for the same quarter in 2001 and increased by 10.9% to $4.70 for the first three quarters of 2002 compared to $4.24 for the same period in 2001.

The increase in net income for both the three and nine month periods ended September 30, 2002 was primarily due to the improvement in the net interest margin. For the three months ended September 30, 2002, the net margin was 5.05% compared to 4.85% in 2001 and for the nine months ended September 30, 2002, the net interest margin was 5.12% compared to 4.86% in 2001.


Net Interest Income

The Corporation's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $3.35 million or 6.9% to $51.9 million for the three months ended September 30, 2002 compared to $48.6 million for the third quarter of 2001. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2002 with the same quarter in 2001.


----------------------------------------------------------------------------------------------------------------------
                                   Three Months Ended September 30,
                                            (In Thousands)
------------------------------------ -------------------------------------- ------------------------------------------
                                                     2002                                     2001
------------------------------------ -------------------------------------- ------------------------------------------
                                          Average               Tax               Average                 Tax
                                          Balance           Equivalent            Balance             Equivalent
                                                                 %                                         %
------------------------------------ ------------------- ------------------ --------------------- --------------------

------------------------------------ ------------------- ------------------ --------------------- --------------------
Loans                                        $2,717,057        7.57%                  $2,872,698         8.53%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Taxable Investments                           1,279,559        5.88%                   1,018,134         6.51%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Tax Exempt Investments                          142,895        7.03%                     159,490         6.92%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Federal Funds Sold                               22,959        1.92%                       8,127         4.05%
==================================== =================== ================== ===================== ====================
Interest Earning Assets                      $4,162,470        7.00%                  $4,058,449         7.95%
------------------------------------ ------------------- ------------------ --------------------- --------------------

------------------------------------ ------------------- ------------------ --------------------- --------------------
Interest Bearing Deposits                    $2,951,314        2.30%                  $2,737,323         3.72%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Short-term Borrowings                           210,780        1.43%                    $280,460         3.02%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Long-term Debt                                  233,965        4.42%                     343,931         4.45%
==================================== =================== ================== ===================== ====================
Interest Bearing Liabilities                 $3,396,059        2.39%                  $3,361,714         3.74%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Excess Interest Earning Assets                 $766,411        4.61%                    $696,735         4.21%
------------------------------------ ------------------- ------------------ --------------------- --------------------
Net Interest Margin                                            5.05%                                     4.85%
------------------------------------ ------------------- ------------------ --------------------- --------------------

Average interest earning assets increased by $104 million or 2.6% for the quarter ended September 30, 2002 compared to the same quarter in 2001. The average yield on interest earning assets decreased to 7.00% for the third quarter of 2002 compared to 7.95% for the third quarter of 2001.

Average loan totals decreased by $156 million or 5.4% to $2,717 million for the quarter ended September 30, 2002 compared to the same quarter in 2001. The demand for commercial, commercial real estate, and consumer loans and leases secured by automobiles decreased sharply during the first quarter of 2001 and remained weak for the remainder of 2001. The demand for commercial, commercial real estate loans and consumer loans secured by automobiles improved during the second and third quarters of 2002. The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters, but these loans are sold by Park in the secondary market. This activity, the origination and sale of fixed rate mortgage loans, produced a significant increase in fee income for the past several quarters, but did not increase loan balances since the loans are sold. Many borrowers took advantage of the low interest rate environment to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan, which reduces the loan balances reported on the balance sheet.

Total loan balances increased by $24 million for the quarter ended September 30, 2002. This compares to a decrease in total loans of $20 million for the second quarter of 2002 and $71 million for the first quarter of 2002. Total loan balances also decreased by $160 million during 2001. As stated previously, the demand for loans improved during the second quarter of 2002 and continued to improve during the third quarter. Management is hopeful that loan balances will continue to increase over the next several quarters if the economy continues to recover from the recession, which started in 2001.

The average yield on the loan portfolio was 7.57% for the third quarter of 2002 compared to 8.53% for the same period in 2001. The average prime lending rate was 4.75% for the second quarter of 2002 compared to 6.57% for the third quarter of 2001. Approximately 25% of Park's loan portfolio adjusts with the prime rate. The yield on the loan portfolio is expected to decrease next quarter as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $260 million or 21.9% to $1,445 million for the third quarter of 2002 compared to $1,185 million for the third quarter of 2001. The increase in the investment portfolio was funded by a decrease in loans and by an increase in deposits. The average yield on taxable investment securities decreased to 5.88% for the third quarter of 2002 compared to 6.51% for the same period in 2001. The yield on taxable investment securities is expected to decrease next quarter as new investment purchases yield less than the average rate on the taxable investment portfolio. The yield on tax exempt investments was 7.03% for the third quarter of 2002 and 6.92% for the same period last year. No tax exempt securities have been purchased in the past year. The average maturity in the investment portfolio was 1.9 years at September 30, 2002 compared to 3.3 years at December 31, 2001 and 3.0 years at September 30, 2001.

Average interest bearing liabilities increased by $34 million or 1.0% to $3,396 million for the quarter ended September 30, 2002 compared to the same quarter in 2001. Average interest bearing deposits increased by $214 million or 7.8% to $2,951 million in 2002 compared to $2,737 million in 2001. Average total borrowings decreased by $180 million or 28.8% to $445 million in 2002 compared to $625 million in 2001.

The average cost of interest bearing liabilities decreased by 1.35% to 2.39% in 2002 compared to 3.74% in 2001. The average cost of interest bearing deposits decreased by 1.42% to 2.30% in 2002 compared to 3.72% in 2001. The cost of short-term borrowings decreased by 1.59% to 1.43% in 2002 compared to 3.02% in 2001, consistent with the decrease in the federal funds rate in 2002. The cost of long-term debt was 4.42% in 2002 compared to 4.45% in 2001. The cost of Park's interest bearing liabilities is expected to continue to slowly decrease as the cost of new certificates of deposit is lower than the portfolio rate.

The increase in net interest income of $3.35 million or 6.9% to $51.9 million for the quarter ended September 30, 2002 was primarily due to an increase in the net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) of .40% to 4.61% in 2002 compared to 4.21% in 2001. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .20% to 5.05% for the third quarter of 2002 compared to 4.85% in 2001.

The net interest spread and margin are expected to decline during the fourth quarter of 2002 as the reduction in the yield on earning assets is expected to be larger than the reduction in the cost of interest bearing liabilities. This reduction in the net interest margin is expected to continue into 2003.

Net interest income increased by $15.2 million or 10.8% to $156.1 million for the nine months ended September 30, 2002 compared to $140.9 million for the same period in 2001. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2002 with the same period in 2001.

--------------------------------------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended September 30,
                                                                              (In Thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                             2002                                       2001
------------------------------------------------------------------------------------- ------------------------------------------
                                                      Average      Tax Equivalent              Average        Tax Equivalent
                                                      Balance             %                    Balance               %
---------------------------------------------------------------- -------------------- --------------------- --------------------
Loans                                                $2,722,131         7.71%                   $2,899,435         8.84%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Taxable Investments                                   1,272,988         6.15%                      889,163         6.63%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Tax Exempt Investments                                  145,786         7.10%                      162,005         6.98%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Federal Funds Sold                                       19,101         1.92%                       16,789         5.55%
-------------------------------------------------- ============= ==================== ===================== ====================
Interest Earning Assets                              $4,160,006         7.19%                   $3,967,392         8.25%
---------------------------------------------------------------- -------------------- --------------------- --------------------

---------------------------------------------------------------- -------------------- --------------------- --------------------
Interest Bearing Deposits                            $2,896,377         2.45%                   $2,722,608         4.05%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Short-Term Borrowings                                   242,897         1.52%                      281,763         3.80%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Long-Term Borrowings                                    273,453         4.13%                      274,755         4.95%
-------------------------------------------------- ============= ==================== ===================== ====================
Interest Bearing Liabilities                         $3,412,727         2.52%                   $3,279,126         4.11%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Excess Interest Earning Assets                         $747,279         4.67%                     $688,266         4.14%
---------------------------------------------------------------- -------------------- --------------------- --------------------
Net Interest Margin                                                     5.12%                                      4.86%
---------------------------------------------------------------- -------------------- --------------------- --------------------

Average interest earning assets increased by $193 million or 4.9% to $4,160 million for the nine months ended September 30, 2002 compared to the same period in 2001. Average loans decreased by $177 million or 6.1% to $2,722 million for the first nine months of 2002 compared to the same period in 2001. The average yield on loans was 7.71% for the first nine months of 2002 compared to 8.84% for the first half of 2001.

Average investment securities including federal funds sold increased by $370 million or 34.6% to $1,438 million for the first nine months of 2002 compared to the same period in 2001. The average yield on taxable investment securities was 6.15% for the first nine months of 2002 compared to 6.63% for the same period in 2001.

Average interest bearing liabilities increased by $134 million or 4.1% to $3,413 million for the first nine months of 2002 compared to the same period in 2001. Average interest bearing deposits increased by $174 million or 6.4% to $2,896 million for the first nine months of 2002 compared to the same period in 2001. Average total borrowings were $516 million at an average cost of 2.90% for the first nine months of 2002 compared to average total borrowings of $557 million at an average cost of 4.37% for the first nine months of 2001.

The average cost of interest bearing liabilities decreased by 1.59% to 2.52% in 2002 compared to 4.11% in 2001. The average cost of interest bearing deposits decreased by 1.60% to 2.45% in 2002 compared to 4.05% in 2001.

The increase in net interest income of $15.2 million or 10.8% to $156.1 million for the first nine months of 2002 was due to the 4.9% increase in interest earning assets and the increase in the net interest spread. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .53% to 4.67% in 2002 compared to 4.14% in 2001. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .26% to 5.12% for 2002 compared to 4.86% in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.2 million and $11.4 million, respectively, for the third quarter and first nine months of 2002 compared to $3.0 million and $7.6 million for the same periods in 2001. Net charge-offs were $2.6 million and $7.7 million, respectively, for the three and nine month periods ended September 30, 2002 compared to $2.4 million and $4.7 million for the same periods in 2001. Non-performing loans defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $26.4 million or .97% of loans at September 30, 2002 compared to $27.1 million or .97% of loans at December 31, 2001 and $26.1 million or .91% of loans at September 30, 2001. The reserve for loan losses as a percentage of outstanding loans was 2.33% at September 30, 2002 compared to 2.14% at December 31, 2001 and 2.11% at September 30, 2001. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.


 NONINTEREST INCOME

Noninterest income increased by $1.1 million or 9.7% to $12.2 million for the three months ended September 30, 2002 and increased by $2.5 million or 7.8% to $35.2 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The following is a summary of the change in noninterest income.

--------------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                          2002              2001             Change      2002              2001         Change
--------------------------------------------------------------------------------------------------------------------------------
Fees from fiduciary activities            $1,963            $2,078            $(115)     $6,481            $6,464           $17
--------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts        3,636             3,339               297     10,226             9,931           295
--------------------------------------------------------------------------------------------------------------------------------
Other service income                       3,017             2,598               419      7,786             6,608         1,178
--------------------------------------------------------------------------------------------------------------------------------
Other income                               3,613             3,130               483     10,705             9,657         1,048
--------------------------------------------------------------------------------------------------------------------------------
Total                                    $12,229            11,145            $1,084    $35,198           $32,660        $2,538
--------------------------------------------------------------------------------------------------------------------------------


A large portion of other service income is the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. This source of noninterest income was strong during the third quarter of 2002 with interest rates at forty year lows and will also be quite strong during the fourth quarter. At the end of September, the pipeline of approved mortgage loan applications was at an all time high.

The increase in other income for both the three month and nine months periods ended September 30, 2002 was primarily due to increases in check card and ATM transactions.

On October 4, 2002, Century National Bank completed the sale of its Malta branch office and realized a gain of $570,000 from the sale of $6.3 million in deposits and $1.6 million in loans. This gain will boost other income in the fourth quarter of 2002.


GAIN (LOSS) ON SALE OF SECURITIES

The loss on sale of securities of $210,000 for the first nine months of 2002 was due to the sale of $100 million of U.S. Government Agency collateralized mortgage obligations during the first quarter of 2002. These securities were sold to reduce the maturity extension risk in the investment portfolio.

The gain on sale of securities was $134,000 for the nine months ended September 30, 2001. A gain on sale of securities of $142,000 was realized during the first quarter of 2001 from the sale of United States Treasury Notes with the proceeds reinvested in U.S. Government Agency mortgage-backed securities. During the third quarter of 2001, $72 million of thirty year mortgage-backed securities were sold at a loss of $8,000.


OTHER EXPENSE

Total other expense increased by $1.6 million or 5.7% to $29.3 million for the quarter ended September 30, 2002 and increased by $5.4 million or 6.7% to $86.9 million for the nine months ended September 30, 2002 compared to the same periods in 2001.

Salaries and employee benefits expense increased by $1.2 million or 7.9% to $16.0 million for the quarter ended September 30, 2002 and increased by $4.4 million or 10.1% to $48.0 million for the first nine months of 2002 compared to the same periods in 2001. Employee benefits expense increased by $359,000 or 14.0% to $2.9 million for the three months ended September 30, 2002 and increased by $1.3 million or 15.9% to $9.4 million for the nine months ended September 30, 2002 compared to the same periods in 2001. The large increase in employee benefits expense is primarily due to the increase in the cost of the pension plan and to a lesser extent an increase in the cost of health insurance. Full time equivalent employees have remained stable at 1,590 at September 30, 2002 compared to 1,591 at September 30, 2001.


FEDERAL INCOME TAXES

Federal income tax expense was $9.6 million and $27.4 million, respectively, for the three and nine month periods ended September 30, 2002 compared to $8.7 million and $25.0 million for the same periods in 2001. The ratio of federal income tax expense to income before taxes was 30.3% for the three months ended September 30, 2002 and 29.5% for the nine months ended September 30, 2002 compared to 29.9% and 29.6% for the same periods in 2001. The statutory rate was 35% for both 2002 and 2001. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                   AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

CHANGES IN FINANCIAL CONDITION AND LIQUIDITY

Total assets decreased by $129 million or 2.8% to $4,441 million at September 30, 2002 compared to $4,570 million at December 31, 2001. Total loans decreased by $67 million or 2.4% to $2,729 million during the first nine months of 2002. The demand for loans improved during the second quarter with loan totals increasing during the month of June and increasing during each month of the third quarter. Management is hopeful that loans will increase during the next several quarters if the economy continues to recover from the recession, which started in 2001.

Total liabilities decreased by $166 million or 4.1% to $3,935 million at September 30, 2002 compared to $4,101 million at December 31, 2001. Total borrowed money decreased by $329 million or 46.5% to $382 million at September 30, 2002 compared to $711 million at December 31, 2001. Borrowed money was repaid with excess available funds, which resulted from the increase in deposits of $178 million or 5.4% during the first nine months of 2002 and from the decrease in loans.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 61.5% at September 30, 2002 compared to 61.2% at December 31, 2001 and 64.6% at September 30, 2001. Cash and cash equivalents totaled $205 million at September 30, 2002 compared to $169 million at December 31, 2001 and $136 million at September 30, 2001. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.


CAPITAL RESOURCES

Stockholders' equity at September 30, 2002 was $506 million or 11.38% of total assets compared to $468 million or 10.25% of total assets at December 31, 2001 and $479 million or 10.80% of total assets at September 30, 2001.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.45% at September 30, 2002 and 9.97% at December 31, 2001. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 15.85% at September 30, 2002 and 14.84% at December 31, 2001. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.11% at September 30, 2002 and 16.09% at December 31, 2001.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2002. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2002:

                                                               TIER I                TOTAL
                                       LEVERAGE              RISK-BASED           RISK-BASED

-------------------------------------------------------------------------------------------------
Park National Bank                       7.04%                10.30%               13.73%
-------------------------------------------------------------------------------------------------
Richland Trust Company                   7.32%                12.19%               13.45%
-------------------------------------------------------------------------------------------------
Century National Bank                    6.98%                12.28%               14.75%
-------------------------------------------------------------------------------------------------
First-Knox National Bank                 7.09%                10.87%               14.63%
-------------------------------------------------------------------------------------------------
Second National Bank                     6.86%                10.58%               14.22%
-------------------------------------------------------------------------------------------------
United Bank, N.A.                        7.45%                13.03%               14.29%
-------------------------------------------------------------------------------------------------
Security National Bank                   6.97%                10.49%               14.31%
-------------------------------------------------------------------------------------------------
Citizens National Bank                   7.22%                13.39%               18.48%
-------------------------------------------------------------------------------------------------
Park National Corporation                10.45%               15.85%               17.11%
-------------------------------------------------------------------------------------------------
Minimum Capital Ratio                    4.00%                4.00%                8.00%
-------------------------------------------------------------------------------------------------
Well Capitalized Ratio                   5.00%                6.00%                10.00%
-------------------------------------------------------------------------------------------------


ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2001 Annual Report, which is incorporated by reference into our 2001 Form 10-K. However, as mentioned earlier in management's analysis of net interest income, the net interest margin is expected to decrease during the fourth quarter of 2002 and continue at a lower level in 2003.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Corporation, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Corporation's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Park's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to Park, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

No significant changes were made in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.

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

              Not applicable


Item 5.  OTHER INFORMATION

             Not applicable


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              a.  EXHIBITS

                  99.1 Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

                  99.2 Certification Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002 (Chief Financial Officer).


              b.  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PARK NATIONAL CORPORATION






DATE:   November 6, 2002             BY:  /s/ C. Daniel DeLawder
        ----------------                  -------------------------------------
                                          C. Daniel DeLawder
                                          President and Chief Executive Officer




DATE: November 6, 2002                BY: /s/ John W. Kozak
      ----------------                    -------------------------------------
                                          John W. Kozak
                                          Chief Financial Officer

                                 CERTIFICATIONS

I, C. Daniel DeLawder, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Park National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' s auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 6, 2002             /s/ C. Daniel DeLawder
                                    -------------------------------------------
                                    C. Daniel DeLawder
                                    President and Chief Executive Officer

                                 CERTIFICATIONS

I, John W. Kozak, certify that

1. I have reviewed this quarterly report on Form 10-Q of Park National Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2001                  /s/ John W. Kozak
                                        --------------------------------------
                                        John W. Kozak
                                        Chief Financial Officer