Form 10-K
period 2002-12-31
PARK NATIONAL CORP /OH/
filed 2003-03-26
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002
                                            OR
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________

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
Yes    X   No
     ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes X   No
                                      ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $1,039,031,618 as of June 28, 2002 (for this purpose, common shares held by the Registrant's banking subsidiaries in fiduciary accounts are not considered to be held by affiliates).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,781,447 common shares, without par value, as of February 21, 2003.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002, are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 21, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I

ITEM 1.  BUSINESS.

                                     GENERAL

         Park National Corporation ("Park") is a bank holding company under the Bank Holding Company Act of 1956 and is subject to regulation by the Federal Reserve Board. Park was incorporated under Ohio law in 1992. Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park's common shares are listed on the American Stock Exchange under the symbol "PRK."

         Park maintains an Internet website at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park's website into this Annual Report on Form 10-K). Park makes available free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the "SEC").

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association, The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank, Century National Bank, Zanesville, Ohio, a national banking association, The First-Knox National Bank of Mount Vernon, a national banking association, United Bank, N.A., Bucyrus, Ohio, a national banking association, Second National Bank, Greenville, Ohio, a national banking association, The Security National Bank and Trust Co., Springfield, Ohio, a national banking association, and The Citizens National Bank of Urbana, Urbana, Ohio, a national banking association, Park engages in a general commercial banking and trust business in small and medium population Ohio communities. Park National Bank operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. First-Knox National Bank also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two divisions with the Security National Division headquartered in Springfield, Ohio and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio. Park's banking subsidiaries and their respective divisions comprise Park's segments. Financial information about Park's reportable segments is included in Note 19 of the Notes to Consolidated Financial Statements located on pages 48 and 49 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2002. That financial information is incorporated herein by reference.

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

     - commercial, industrial, consumer and real estate lending, including installment loans and automobile leasing, credit cards, home equity lines of credit and commercial and auto leasing;

     -    trust services;

     -    cash management;

     -    safe deposit operations;

     -    electronic funds transfers;

     -    online Internet banking with bill pay service; and

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

         Park's banking subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each banking subsidiary are spread over a broad range of industrial classifications. Park believes that its banking subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

         There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which the loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

         Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The primary technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Commercial loans may also be based on the underlying collateral provided by the borrower. Most often, the collateral is inventory, machinery, real estate or accounts receivable. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the business.

         At December 31, 2002, Park's banking subsidiaries had outstanding approximately $1,096.4 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 40.7% of their total aggregate loan portfolio as of that date. The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $17.8 million, $5.0 million, $5.0 million, $8.7 million, $2.1 million, $4.1 million, $10.9 million and $2.3 million, respectively, at December 31, 2002. However, participations in loans of amounts larger than $10.0 million are generally sold to other banks or financial institutions. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Approval by the Executive Committee of Park is required for loans to existing borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $8.0 million. For new borrowers, a loan of $4.0 million or more requires the approval of the Executive Committee.

         Park has a loan review program which re-evaluates annually all loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to assure payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary downgrades the loan and places it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         Park National Bank and its subsidiaries also lease equipment under terms similar to the commercial lending policies described above. Park Commercial Leasing, a division of Park National Bank, originates and services direct leases of equipment which it acquires with no outside financing. Scope Leasing, Inc., a wholly-owned subsidiary of Park National Bank, specializes in aircraft financing. At December 31, 2002, Scope Leasing had approximately $64.1 million of loans and operating leases secured by aircraft. Since September 2001, the resale value of many aircraft has decreased more significantly than had historically been the case. As a result, to the extent the other party to an aircraft financing arrangement fails to satisfy its payment obligations, Scope Leasing is more likely to incur a loss on the sale of the underlying collateral.

         At December 31, 2002, Park's subsidiaries had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $498.5 million, constituting approximately 18.5% of their aggregate total loan portfolio.
The subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Park Leasing Company, a wholly-owned subsidiary of Park National Bank, has an automobile leasing program with a major national insurance company under which automobile leases may be entered into with lessees throughout several states including the State of Ohio. Park Leasing Company had approximately $12.1 million of automobile leases outstanding under this program at December 31, 2002.

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

         Consumer loans generally have a higher risk of default than real estate mortgage loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

         At December 31, 2002, Park's banking subsidiaries had outstanding approximately $1,097.3 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 40.8% of total loans outstanding. The market area for real estate lending by the banking subsidiaries is concentrated in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Each banking subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each banking subsidiary's portfolio in this lending category are generally adjustable rate, fully amortized mortgages. Each banking subsidiary also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the banking subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each banking subsidiary also requires proof of hazard insurance with the banking subsidiary named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.

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

                                   COMPETITION

           Park's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions and operate 113 financial service offices and a network of 115 automatic banking center locations in 25 central and southern Ohio counties. Competitors now include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints, and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity and convenience of office locations.

                                    EMPLOYEES

           As of December 31, 2002, Park and its subsidiaries had 1,600 full-time equivalent employees.

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

         Section 4 of the Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined as of November 19, 1999 to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board by regulation had determined that the following activities, among others, were so closely related to banking:

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

TRANSACTIONS WITH AFFILIATES, DIRECTORS, EXECUTIVE OFFICERS AND SHAREHOLDERS

         On October 31, 2002, the Federal Reserve Board approved Regulation W which comprehensively implements Sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

     Generally, Sections 23A and 23B and Regulation W:

     - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of that bank's capital stock and surplus (i.e., tangible capital);

     - limit the extent to which a bank or its subsidiaries may engage in "covered transactions" with all affiliates to 20% of that bank's capital stock and surplus; and

     - require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

         Regulation W will become effective on April 1, 2003 and upon its effective date, all existing Federal Reserve Board interpretations of Sections 23A and 23B will be rescinded.

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

         Effective January 1, 2000, the BIF assessment rate and the SAIF assessment rate became the same. This assessment (which includes the FICO assessment) currently ranges from 1.68 to 28.68 cents per $100 of domestic deposits. Each of Park's banking subsidiaries is currently paying an assessment rate of 1.68 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

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

FEDERAL HOME LOAN BANK

         The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, each of the banking subsidiaries of Park must maintain an investment in the capital stock of the FHLB of Cincinnati. Each of Park's banking subsidiaries is in compliance with this requirement, with the following investments in stock of the FHLB of Cincinnati at December 31, 2002: Park National Bank - $7.2 million; Richland Trust Company - $4.2 million; Century National Bank - $5.5 million; First-Knox National Bank - $10.0 million; United Bank - $1.1 million; Second National Bank
- $2.0 million; Security National Bank - $7.0 million; and Citizens National Bank - $1.3 million.

         Generally, the FHLBs are not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

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

         Park is in compliance with the current applicable capital guideline ratios. As of December 31, 2002, Park had a total risk-based capital ratio of 17.78%, Tier 1 risk-based capital ratio of 16.51% and a leverage ratio of 10.72%. Park's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above. See Table 12 included in the section of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2002 captioned "Financial Review" on page 32, which is incorporated herein by reference.

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

                               RECENT LEGISLATION

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws. The changes are intended to allow shareholders to monitor the performance of companies and directors more easily and efficiently.

         The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Exchange Act. Further, the Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC, securities exchanges and The NASDAQ Stock Market to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General of the United States. Given the extensive SEC role in implementing rules relating to many of the Sarbanes-Oxley Act's new requirements, the final scope of many of these requirements remains to be determined.

         The Sarbanes-Oxley Act addresses, among other matters: audit committees; corporate responsibility for financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund black out periods; disclosure of off-balance sheet transactions; conditions for the use of pro forma financial information; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

         The Board of Directors of Park is in the process of reviewing the requirements of the Sarbanes-Oxley Act and the rules and regulations promulgated by the SEC implementing the Sarbanes-Oxley Act as well as the rules proposed by the American Stock Exchange related to corporate governance matters. The Board of Directors intends to take appropriate action to comply with the American Stock Exchange and SEC rules as those rules are finalized and implemented.

                             STATISTICAL DISCLOSURE

         The statistical disclosure relating to Park and its subsidiaries required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2002 captioned "Financial Review," on pages 25 through 33 and in Note 4 of the Notes to Consolidated Financial Statements located on page 42 of that Annual Report to Shareholders, which is incorporated herein by reference. This statistical disclosure is incorporated herein by reference.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

           Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

           Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the following:

     - the costs of providing compensation and benefits to Park's employees increase;

     - competitive pressures among depository institutions increase significantly;

     - costs or difficulties related to the integration of acquired businesses are greater than expected;

     - general economic conditions, either national or in the geographic areas in which Park's subsidiaries do business, are less favorable than expected;

     - prepayment speeds, loan origination and sale volumes, change-offs and loan loss provisions are less favorable than expected;

     - technological changes are more difficult or expensive to implement than anticipated;

     -    changes in the interest rate environment reduce interest margins;

     - legislative or regulatory changes adversely affect financial services companies;

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

         Park National Bank, in addition to having six financial service offices (including the main office) and the operations center in Newark, has financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, financial service offices in Canal Winchester, Gahanna, Worthington and Columbus in Franklin County, a financial service office in Cincinnati in Hamilton County, a financial service office in Dayton in Montgomery County and financial service offices in Baltimore, Pickerington and Lancaster (seven offices) in Fairfield County. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. Park National Bank also operates seven off-site automatic banking center locations.

         Richland Trust Company, in addition to eight financial service offices in Mansfield (including the main office), has financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland Trust Company also operates three off-site automatic banking center locations.

         Century National Bank, in addition to having five financial service offices (including the main office) and a mortgage lending office in Zanesville, has financial service offices in New Concord and Dresden in Muskingum County, a financial service office in New Lexington in Perry County, a financial service office in Logan in Hocking County, a financial service office in Athens in Athens County and a financial service office in Coshocton in Coshocton County. Century National Bank also operates three off-site automatic banking center locations.

         First-Knox National Bank, in addition to having two financial service offices (including the main office) in Mount Vernon, has financial service offices in Loudonville and Perrysville in Ashland County, two financial service offices in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. First-Knox National Bank also operates nine off-site automatic banking center locations.

         United Bank, in addition to its main office in Bucyrus, has financial service offices in Crestline and Galion in Crawford County and financial service offices in Waldo, Marion, Caledonia and Prospect in Marion County. United Bank also operates two off-site automatic banking center locations.

         Second National Bank, in addition to having five financial service offices (including the main office) in Greenville, has two financial service offices in Arcanum and a financial service office in Versailles in Darke County and a financial service office in Fort Recovery in Mercer County. Second National Bank also operates an off-site automatic banking center location.

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

         Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Columbus, a financial service office in Mansfield where it leases space from Richland Trust Company, a financial service office in Lancaster where it leases space from the Fairfield National Division of Park National Bank, a financial service office in Heath and a financial service office in Springfield.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of Park as of February 21, 2003, the positions presently held by those individuals and their individual business experience during the past five years.

                                                               Positions Held with Park and its
Name                             Age                    Principal Subsidiaries and Principal Occupation
----                             ---                    -----------------------------------------------
William T. McConnell             69       Chairman of the Board since 1994, Chief Executive Officer from 1986 to
                                          1999, President from 1986 to 1994 and a Director since 1986, of Park;
                                          Chairman of the Board since 1993, Chief Executive Officer from 1983 to 1999,
                                          President from 1979 to 1993, and a Director since 1977 of Park National Bank

Harry O. Egger                   63       Vice Chairman of the Board and a Director of Park since March 2001;
                                          Chairman of the Board and Chief Executive Officer since 1997, President from 1981 to 1997, and a Director since 1997 of Security National Bank;
                                          Chairman of the Board, President and Chief Executive Officer of Security
                                          Banc Corporation from 1997 until its merger with Park in March 2001

C. Daniel DeLawder               53       Chief Executive Officer since January 1999, President since 1994 and
                                          Director since 1994, of Park; Chief Executive Officer since January 1999,
                                          President since 1993, Executive Vice President from 1992 to 1993, and a
                                          Director since 1992 of Park National Bank; Chairman of Advisory Board since 1989 and President from 1985 to 1992 of the Fairfield National
                                          Division of Park National Bank; a Director of Richland Trust Company since
                                          1997; a Director of Second National Bank since 2000

David L. Trautman                41       Secretary of Park since July 2002; Executive Vice President since February
                                          2002, Vice President from 1993 to May 1997, and a Director since February
                                          2002, of Park National Bank; Chairman of the Board since March 2001,
                                          President and Chief Executive from May 1997 to February 2002, and a
                                          Director since May 1997, of First-Knox National Bank; a Director of United
                                          Bank, N.A. since 2000

John W. Kozak                    47       Chief Financial Officer of Park since April 1998, Senior Vice President and Chief Financial Officer since 1998, and Vice President from 1991 to
                                          1998, of Park National Bank; Chief Financial Officer from 1980 to 1991 and a Director since 1988 of Century National Bank

         The executive officers serve at the pleasure of the Board of Directors of Park and in the case of Mr. Egger, pursuant to an employment agreement.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

           The information called for in Items 201(a) through (c) of Regulation S-K is incorporated herein by reference to page 33 of Park's Annual Report to Shareholders for the fiscal year ended December 31, 2002 ("Park's 2002 Annual Report to Shareholders").

           On October 31, 2002, Park issued (a) 150 common shares to each of the ten non-employee directors of Park (for an aggregate of 1,500 common shares),
(b) 50 common shares to each of 69 non-employee directors of one of Park's banking subsidiaries or non-employee members of the advisory board of a division of a banking subsidiary, who is not also a director of Park (for an aggregate of 3,450 common shares) and (c) 100 common shares to one individual who serves as a non-employee director of one of Park's banking subsidiaries and as a member of the advisory board of a division of that banking subsidiary. These common shares were issued in lieu of an annual cash retainer for serving as a director or advisory board member. The common shares had a market value of $89.50 per share. Park issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of individuals to whom the common shares were "sold" and the status of each individual as a director of Park or of one of its subsidiaries.

ITEM 6.  SELECTED FINANCIAL DATA.

           The information called for in this Item 6 is incorporated herein by reference to page 33 of Park's 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

           The information called for in this Item 7 is incorporated herein by reference to pages 25 through 33 of Park's 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As noted on page 29 of Park's 2002 Annual Report to Shareholders, during 2002, 2001 and 2000, Park and its subsidiaries had no investment in off-balance sheet derivative instruments. The discussion of interest rate sensitivity included on pages 31 and 32 of Park's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2002 and 2001, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2002, the related Notes to Consolidated Financial Statements, and the Report of Independent Auditors appearing on pages 34 through 51 of Park's 2002 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data set forth on page 33 of Park's 2002 Annual Report to Shareholders are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2003, under the captions "PRINCIPAL SHAREHOLDERS OF PARK - Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS." In addition, certain information concerning the executive officers of Park is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11. EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2003, under the captions "ELECTION OF DIRECTORS--Compensation of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "COMPENSATION OF EXECUTIVE OFFICERS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2003, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

         The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is included in the following section.

EQUITY COMPENSATION PLAN INFORMATION

         Park has one compensation plan (excluding plans assumed by Park in mergers) under which common shares of Park are authorized for issuance to officers or employees of Park and its subsidiaries in exchange for consideration in the form of goods or services: the Park National Corporation 1995 Incentive Stock Option (the "1995 Plan"). The 1995 Plan has been approved by Park's shareholders. In addition, as described further below, each non-employee director of Park or one of its banking subsidiaries receives a specified number of common shares of Park as an annual retainer. This arrangement has not been approved by the shareholders.

           The following table shows for the 1995 Plan, the number of common shares issuable upon exercise of options outstanding at December 31, 2002, the weighted average exercise price of those options and the number of common shares remaining available for future issuance at December 31, 2002, excluding common shares issuable upon exercise of outstanding options.

           The table does not include common shares subject to outstanding options granted under equity compensation plans assumed by Park in mergers. Footnote (1) to the table sets forth the total number of common shares issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2002, and the weighted average exercise price of those options. Park cannot grant additional awards under the assumed plans.



                                                                                             NUMBER OF COMMON SHARES
                                       NUMBER OF COMMON SHARES                               REMAINING AVAILABLE FOR
                                          TO BE ISSUED UPON          WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                       EXERCISE OF OUTSTANDING      EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                        OPTIONS, WARRANTS AND      OUTSTANDING OPTIONS,     (EXCLUDING COMMON SHARES
                                              RIGHTS               WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
PLAN CATEGORY (1)                               (a)                        (b)                          (c)
------------------------------------ -------------------------- -------------------------- ---------------------------
Equity compensation plans
approved by shareholders............            512,148                    $91.24                      551,420
------------------------------------ -------------------------- -------------------------- ---------------------------
Equity compensation plans
not approved by
shareholders........................                  0                       n/a                           (2)
------------------------------------ -------------------------- -------------------------- ---------------------------
Total...............................            512,148                    $91.24                      551,420
------------------------------------ -------------------------- -------------------------- ---------------------------

(1) The table does not include information for equity compensation plans assumed by Park in mergers. A total of 40,058 common shares were issuable upon exercise of options granted under plans assumed in mergers and outstanding at December 31, 2002, including 33,704 common shares issuable upon exercise of options granted under plans assumed by Park in the merger with Security Banc Corporation effective March 23, 2001 and 6,354 common shares issuable upon exercise of options granted under plans assumed by Park in the merger with First-Knox Banc Corp. effective May 5, 1997. The weighted average exercise price of all options granted under plans assumed in mergers and outstanding at December 31, 2002, was $96.62. Park cannot grant additional awards under these assumed plans.

(2) The board of directors of Park and each of its banking subsidiaries as well as the advisory board for certain divisions of those banking subsidiaries with two divisions, have determined that each of the non-employee directors or non-employee advisory board members, as appropriate, is to receive the annual retainer for service as a board member in the form of Park common shares. Each director of Park who is not an employee of Park or one of its subsidiaries receives an annual retainer for service as a member of the Park board of directors in the form of 100 Park common shares. Each non-employee director of one of Park's banking subsidiaries receives an annual retainer for service as a member of that subsidiary's board of directors in the form of 50 Park common shares. Each non-employee member of an advisory board for a division of a banking subsidiary receives an annual retainer for service as a member of that advisory board in the form of 50 Park common shares. These common shares are issued in the fourth quarter of the fiscal year. The aggregate number of common shares issuable in respect of any fiscal year will depend on the number of individuals then serving as non-employee directors of Park and its banking subsidiaries and as non-employee members of the advisory boards of those banking subsidiaries with two divisions. As of March 26, 2003, there were 8 non-employee directors of Park, a total of 61 non-employee directors of Park's banking subsidiaries and a total of 15 non-employee members of advisory boards for divisions of Park's banking subsidiaries.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 21, 2003, under the captions "ELECTION OF DIRECTORS - Committees and Meetings of the Board of Directors," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "TRANSACTIONS INVOLVING MANAGEMENT."

ITEM 14. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, Park, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of Park's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Park's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to Park, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

CHANGES IN INTERNAL CONTROLS

     No significant changes were made in Park's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K.

(a)(1)     Financial Statements.
           --------------------

           For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 33.


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

(b)        Reports on Form 8-K.
           -------------------

           No Current Reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

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

                                     PARK NATIONAL CORPORATION



Date:  March 26, 2003                By:  /s/ C. Daniel DeLawder
                                        ---------------------------------------
                                          C. Daniel DeLawder
                                          President and Chief Executive Officer


            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 2003.


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

               *                     Director
------------------------------
John J. O'Neill

               *                     Director
------------------------------
William A. Phillips

               *                     Director
------------------------------
J. Gilbert Reese

               *                     Director
------------------------------
Rick R. Taylor



----------------
* By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.



/s/ C. Daniel DeLawder
----------------------------
C. Daniel DeLawder
President and Chief Executive Officer

                                  CERTIFICATION

I, C. Daniel DeLawder, certify that:

     1. I have reviewed this annual report on Form 10-K of Park National Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 26, 2003                By: /s/  C. Daniel DeLawder
                                         ---------------------------------------
                                           C. Daniel DeLawder
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, John W. Kozak, certify that:

     1. I have reviewed this annual report on Form 10-K of Park National Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:  March 26, 2003                          By: /s/ John W. Kozak
                                                   -----------------------------
                                                   John W. Kozak
                                                   Chief Financial Officer

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                        PAGE(S) IN
                                                                                                        2002 ANNUAL
                                                                                                         REPORT TO
DESCRIPTION                                                                                            SHAREHOLDERS
-----------                                                                                            ------------
Consolidated Balance Sheets at December 31, 2002 and 2001........................................        34-35

Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000...........        36-37

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2002,
         2001 and 2000...........................................................................           38

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.......           39

Notes to Consolidated Financial Statements.......................................................        40-50

Report of Independent Auditors (Ernst & Young LLP)...............................................           51


                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002


                                INDEX TO EXHIBITS


  EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
  -----------                     ----------------------

     3.1 Articles of Incorporation of Park National Corporation ("Park") as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park's Form 8-B, filed on May 20, 1992 (File No. 0-18772) ("Park's Form 8-B"))

     3.2 Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

     3.3 Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1996 (File No. 1-13006))

     3.4 Certificate of Amendment by Shareholders to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-13006)("Park's June 1997 Form 10-Q"))

     3.5 Articles of Incorporation of Park (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park's June 1997 Form 10-Q)

     3.6 Regulations of Park (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B)

     3.7 Certified Resolution regarding adoption of amendment to Subsection 2.02(A) of the Regulations of Park by Shareholders on April 22, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park's June 1997 Form 10-Q)

     3.8          Regulations of Park (reflecting amendments through April 22,
                  1997) [for SEC reporting compliance purposes only] (incorporated herein by reference to Exhibit 3(b)(2) to Park's June 1997 Form 10-Q)

  EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
  -----------                     ----------------------

     4.1 Agreement to furnish instruments defining rights of holders of long-term debt **

   *10.1          Summary of Incentive Bonus Plan of Park National Corporation**

   *10.2          Split-Dollar Agreement, dated May 17, 1993, between William T.
                  McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A to Exhibit 10.2 identifying other identical Split-Dollar Agreements between subsidiaries of Park and executive officers of such subsidiaries who are directors or executive officers of Park **

   *10.3 Split-Dollar Agreement dated September 29, 1993, between Dominick C. Fanello and The Richland Trust Company (incorporated herein by reference to Exhibit 10(g) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A to Exhibit 10.3 identifying other identical Split-Dollar Agreements between directors of Park and The Park National Bank, The Richland Trust Company, Century National Bank or The First-Knox National Bank of Mount Vernon as identified in such Schedule A
                  **

   *10.4 Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through April 16, 2001) (incorporated herein by reference to Exhibit 10 to Park's Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59360))

   *10.5 Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

   *10.6 Description of Park National Corporation Supplemental Executive Retirement Plan **

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

  EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
  -----------                     ----------------------

   *10.10 Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001 (File No. 1-13006))

   *10.11 First-Knox Banc Corp. 1990 Non-Qualified Stock Option and Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit A to Exhibit 23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 of First-Knox Banc Corp. (File No. 0-13161))

   *10.12 Resolution Regarding Amendment to First-Knox Banc Corp. 1990 Non-Qualified Stock Option and Stock Appreciation Rights Plan on May 14, 1996 (incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of First-Knox Banc Corp. (File No. 0-13161))

   *10.13 Description of Annual Retainer for Service as Member of Board of Directors of Park National Corporation or of a Banking Subsidiary of Park National Corporation or as Member of Advisory Board for a Division of a Banking Subsidiary**

    13 Annual Report to Shareholders for the fiscal year ended December 31, 2002 (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (incorporated by reference to the financial statements portion of this Annual Report on Form 10-K beginning at page 33) **

    21            Subsidiaries of Park National Corporation**

    23            Consent of Ernst & Young LLP **

    24 Powers of Attorney of Directors and Executive Officers of Park **

    99.1          Certification Pursuant to Title 18, United States Code,
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

--------------

*Management contract or compensatory plan or arrangement

**Filed herewith