Form 10-Q
period 2003-03-31
PARK NATIONAL CORP /OH/
filed 2003-05-08
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 1-13006
                      -------------------

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                Yes  X   No
                                    ---     ---

13,754,789 Common shares, no par value per share, outstanding at April 30, 2003.
----------
                                  Page 1 of 26

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                    --------



                                                                                                     Page
                                                                                                     ----
PART I.   FINANCIAL INFORMATION                                                                         3
  Item 1.  Financial Statements                                                                      3-12

           Consolidated Condensed Balance Sheets as of March 31, 2003 and
           December 31, 2002 (unaudited)                                                                3

           Consolidated Condensed Statements of Income for the
           Three Months ended March 31, 2003 and 2002 (unaudited)                                     4,5

           Consolidated Condensed Statements of Changes in Stockholders'
           Equity for the Three Months ended March 31, 2003 and 2002 (unaudited)                        6

           Consolidated Condensed Statements of Cash Flows for the Three Months
           ended March 31, 2003 and 2002 (unaudited)                                                  7,8

           Notes to Consolidated Financial Statements                                                9-12

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                            13-20

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  20

  Item 4.  Controls and Procedures                                                                     21

PART II.  OTHER INFORMATION                                                                         22-23

  Item 1.  Legal Proceedings                                                                           22

  Item 2.  Changes in Securities and Use of Proceeds                                                   22

  Item 3.  Defaults Upon Senior Securities                                                             22

  Item 4.  Submission of Matters to a Vote of Security Holders                                      22-23

  Item 5.  Other Information                                                                           23

  Item 6.  Exhibits and Reports on Form 8-K                                                            23

SIGNATURES                                                                                             24

CERTIFICATIONS                                                                                      25-26

                                       -2-

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED  BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                                             March 31,            December 31,
                                                                               2003                  2002
--------------------------------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                                   $165,047              $157,088
------------------------------------------------------------------------------------------------------------
   Federal funds sold                                                          38,200                81,700
------------------------------------------------------------------------------------------------------------
   Interest bearing deposits                                                       50                    50
------------------------------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,534,173 and $993,317
      at March 31, 2003 and December 31, 2002)                              1,571,784             1,030,264
------------------------------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $529,371 and $360,688
      at March 31, 2003 and December 31, 2002)                                527,699               352,878
------------------------------------------------------------------------------------------------------------

   Loans (net of unearned interest)                                         2,683,023             2,692,187
------------------------------------------------------------------------------------------------------------
   Allowance for possible loan losses                                          64,062                62,028
------------------------------------------------------------------------------------------------------------
               Net loans                                                    2,618,961             2,630,159
------------------------------------------------------------------------------------------------------------

   Bank premises and equipment, net                                            38,190                38,734
------------------------------------------------------------------------------------------------------------
   Bank owned life insurance                                                   75,382                74,355
------------------------------------------------------------------------------------------------------------
   Other assets                                                                78,174                81,397
------------------------------------------------------------------------------------------------------------

                            Total assets                                   $5,113,487            $4,446,625
------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                                    $528,509              $594,157
------------------------------------------------------------------------------------------------------------
      Interest bearing                                                      2,957,568             2,900,978
------------------------------------------------------------------------------------------------------------
               Total deposits                                               3,486,077             3,495,135
------------------------------------------------------------------------------------------------------------

   Short-term borrowings                                                      742,535               188,878
------------------------------------------------------------------------------------------------------------
   Long-term debt                                                             311,965               187,226
------------------------------------------------------------------------------------------------------------
   Other liabilities                                                           51,683                66,094
------------------------------------------------------------------------------------------------------------
               Total liabilities                                            4,592,260             3,937,333
------------------------------------------------------------------------------------------------------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,541,752 shares issued in 2003
            and 14,540,449 issued in 2002)                                    105,841               105,768
------------------------------------------------------------------------------------------------------------
      Retained earnings                                                       458,032               446,300
------------------------------------------------------------------------------------------------------------
      Treasury stock (766,121 shares in 2003
            and 748,483 shares in 2002)                                       (67,158)              (65,194)
------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
            net of taxes                                                       24,512                22,418
------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                           521,227               509,292
------------------------------------------------------------------------------------------------------------

                            Total liabilities and
                               stockholders' equity                        $5,113,487            $4,446,625
------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                       ---------------------------------------------
                                                                                 2003                  2002
--------------------------------------------------------------------------------------------------------------------

Interest income:

   Interest and fees on loans                                                   $46,918               $53,192
--------------------------------------------------------------------------------------------------------------------

   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities                                       20,260                19,751
--------------------------------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions                                               1,605                 1,801
--------------------------------------------------------------------------------------------------------------------

   Other interest income                                                             80                   130
--------------------------------------------------------------------------------------------------------------------
         Total interest income                                                   68,863                74,874
--------------------------------------------------------------------------------------------------------------------


Interest expense:

   Interest on deposits:
      Demand and savings deposits                                                 2,352                 3,260
--------------------------------------------------------------------------------------------------------------------
      Time deposits                                                              11,200                15,159
--------------------------------------------------------------------------------------------------------------------

   Interest on borrowings:
      Short-term borrowings                                                         486                 1,112
--------------------------------------------------------------------------------------------------------------------
      Long-term debt                                                              2,620                 3,096
--------------------------------------------------------------------------------------------------------------------

                 Total interest expense                                          16,658                22,627
--------------------------------------------------------------------------------------------------------------------


            Net interest income                                                  52,205                52,247
--------------------------------------------------------------------------------------------------------------------


Provision for loan losses                                                         3,433                 4,519
--------------------------------------------------------------------------------------------------------------------


                 Net interest income after
                 provision for loan losses                                       48,772                47,728
--------------------------------------------------------------------------------------------------------------------


Other income                                                                     15,455                11,795
--------------------------------------------------------------------------------------------------------------------

Gain (loss) on sale of securities                                                (1,234)                 (210)
--------------------------------------------------------------------------------------------------------------------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)


                                                                                     Three Months Ended
                                                                                           March 31,
                                                                       ---------------------------------------------
                                                                                 2003                  2002
--------------------------------------------------------------------------------------------------------------------


Other expense:

   Salaries and employee benefits                                               $17,536               $16,251
--------------------------------------------------------------------------------------------------------------------
   Occupancy expense                                                              1,732                 1,539
--------------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                                                1,627                 1,529
--------------------------------------------------------------------------------------------------------------------
   Other expense                                                                  9,174                 9,897
--------------------------------------------------------------------------------------------------------------------
      Total other expense                                                        30,069                29,216
--------------------------------------------------------------------------------------------------------------------

                 Income before federal income taxes                              32,924                30,097
--------------------------------------------------------------------------------------------------------------------

Federal income taxes                                                              9,758                 8,649
--------------------------------------------------------------------------------------------------------------------

                 Net income                                                     $23,166               $21,448
====================================================================================================================


PER SHARE:

   Net income:
      Basic                                                                       $1.68                 $1.54
====================================================================================================================
      Diluted                                                                     $1.68                 $1.53
====================================================================================================================

   Weighted average
      Basic                                                                  13,780,828            13,936,340
====================================================================================================================
      Diluted                                                                13,824,663            13,973,050
====================================================================================================================

   Cash dividends declared                                                        $0.83                 $0.76
====================================================================================================================



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share data)


 THREE MONTHS ENDED MARCH 31, 2003 AND 2002                                                                              Treasury
                                                                                                Common    Retained         Stock
                                                                                                Stock     Earnings        at Cost
-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2001                                                                  $105,771   $403,870        ($50,000)
-----------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                              21,448
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of  ($3,049)
-----------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $.76 per share                                                                              (10,589)
-----------------------------------------------------------------------------------------------------------------------------------
      Cash paid for fractional shares - 11 shares                                                    (1)         -
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 31,453 shares                                                                                (2,973)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 23,224 shares                                                                1,400
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2002                                                                     $105,770   $414,729        ($51,573)
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2002                                                                  $105,768   $446,300        ($65,194)
-----------------------------------------------------------------------------------------------------------------------------------
    Net Income                                                                                              23,166
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of tax:
          Reverse additional minimum liability for pension plan, net of taxes $860
-----------------------------------------------------------------------------------------------------------------------------------
          Unrealized net holding gain on securities available-for-sale, net of taxes $267
-----------------------------------------------------------------------------------------------------------------------------------
      Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $.83 per share                                                                              (11,434)
-----------------------------------------------------------------------------------------------------------------------------------
      Shares issued for stock options - 1,303                                                        46
-----------------------------------------------------------------------------------------------------------------------------------
      Tax benefit from exercise of stock options                                                     27
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 37,803 shares                                                                                (3,712)
-----------------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 20,165 shares                                                                1,748
-----------------------------------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2003                                                                     $105,841   $458,032        ($67,158)
===================================================================================================================================



                                                                                                Accumulated
 Three Months ended March 31, 2003 and 2002                                                        Other
                                                                                               Comprehensive    Comprehensive
                                                                                                  Income           Income
-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2001                                                                      $8,705
---------------------------------------------------------------------------------------------------------
    Net Income                                                                                                      $21,448
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
          net of income taxes of  ($3,049)                                                         (5,662)           (5,662)
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                   $15,786
--------------------------------------------------------------------------------------------------------------------===============
    Cash dividends on common stock:
       Park at $.76 per share
---------------------------------------------------------------------------------------------------------
      Cash paid for fractional shares - 11 shares
---------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 31,453 shares
---------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 23,224 shares
---------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2002                                                                         $3,043
=========================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------

 BALANCE AT DECEMBER 31, 2002                                                                     $22,418
---------------------------------------------------------------------------------------------------------
    Net Income                                                                                                      $23,166
-----------------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of tax:
          Reverse additional minimum liability for pension plan, net of taxes $860                   1,598             1,598
-----------------------------------------------------------------------------------------------------------------------------------
          Unrealized net holding gain on securities available-for-sale, net of taxes $267            496               496
-----------------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                   $25,260
--------------------------------------------------------------------------------------------------------------------===============
    Cash dividends on common stock:
       Park at $.83 per share
---------------------------------------------------------------------------------------------------------
      Shares issued for stock options - 1,303
---------------------------------------------------------------------------------------------------------
      Tax benefit from exercise of stock options
---------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 37,803 shares
---------------------------------------------------------------------------------------------------------
    Treasury stock reissued for stock options - 20,165 shares
---------------------------------------------------------------------------------------------------------
 BALANCE AT MARCH 31, 2003                                                                        $24,512
=========================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                              -------------------------------------
                                                                                                        2003               2002
-----------------------------------------------------------------------------------------------------------------------------------


Operating activities:

Net income                                                                                              $23,166            $21,448
-----------------------------------------------------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash provided by operating activities:
   Accretion, depreciation and amortization                                                              (2,123)              (741)
-----------------------------------------------------------------------------------------------------------------------------------
   Provision for loan losses                                                                              3,433              4,519
-----------------------------------------------------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                                                         583                975
-----------------------------------------------------------------------------------------------------------------------------------
   Realized investment security losses                                                                    1,234                210
-----------------------------------------------------------------------------------------------------------------------------------

   Changes in assets and liabilities:
      Decrease (increase) in other assets                                                                 1,445             (3,778)
-----------------------------------------------------------------------------------------------------------------------------------
      Decrease in other liabilities                                                                      (1,350)            (5,294)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash provided from operating activities                                               26,388             17,339
               --------------------------------------------------------------------------------------------------------------------



Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                                         98,766             99,673
-----------------------------------------------------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                                                        631,535            166,553
-----------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                          166,835                344
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                                                     (1,269,876)          (239,113)
-----------------------------------------------------------------------------------------------------------------------------------
   Held-to-maturity securities                                                                         (341,656)                 0
-----------------------------------------------------------------------------------------------------------------------------------
Net decrease  in loans                                                                                    8,822             68,538
-----------------------------------------------------------------------------------------------------------------------------------
Purchases of premises and equipment, net                                                                   (905)            (1,027)
-----------------------------------------------------------------------------------------------------------------------------------


               Net cash (used by) provided from  investing activities                                  (706,479)            94,968
               --------------------------------------------------------------------------------------------------------------------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                              -------------------------------------
                                                                                                        2003               2002
-----------------------------------------------------------------------------------------------------------------------------------


Financing activities:

Net (decrease) increase in deposits                                                                     ($9,058)           $16,579
-----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in short-term borrowings                                                        553,657            (12,872)
-----------------------------------------------------------------------------------------------------------------------------------
Cash paid for fractional shares                                                                               0                 (1)
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options                                                                                    73                  0
-----------------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                                                          (1,964)            (1,573)
-----------------------------------------------------------------------------------------------------------------------------------
Long-term debt issued                                                                                   125,000                  0
-----------------------------------------------------------------------------------------------------------------------------------
Repayment of long-term debt                                                                                (261)          (135,042)
-----------------------------------------------------------------------------------------------------------------------------------
Cash dividends paid                                                                                     (22,897)           (21,195)
-----------------------------------------------------------------------------------------------------------------------------------



               Net cash provided from (used by) financing activities                                    644,550           (154,104)
               --------------------------------------------------------------------------------------------------------------------



               Decrease in cash and cash equivalents                                                    (35,541)           (41,797)
               --------------------------------------------------------------------------------------------------------------------


Cash and cash equivalents at beginning of year                                                          238,788            169,143
-----------------------------------------------------------------------------------------------------------------------------------


               Cash and cash equivalents at end of period                                              $203,247           $127,346
               ====================================================================================================================



Supplemental disclosures of cash flow information:

               Cash paid for:
                            Interest                                                                    $17,525            $24,205
                            -------------------------------------------------------------------------------------------------------

                            Income taxes                                                                     $0                 $0
                            -------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2003 and 2002.

Note 1 - Basis of Presentation
         ---------------------

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2002.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and condensed statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in 2002 have been reclassified to conform to the financial statement presentation used for 2003.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 - Intangible Assets
         -----------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the standards, goodwill and indefinite lived intangible assets are no longer amortized and are subject to annual impairment tests. Other intangible assets, such as core deposit intangibles, continue to be amortized over their useful lives.

Park had approximately $7.5 million of goodwill included in other assets at March 31, 2003 and December 31, 2002. This goodwill was evaluated for impairment during the first quarter of each of 2002 and 2003 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2003 and none was recorded in 2002.

Park also had core deposit intangibles included in other assets of $7.96 million at March 31, 2003 and $8.54 million at December 31, 2002. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $583,000 for the first quarter of 2003 and $975,000 for the first quarter of 2002.

Note 3- Allowance for Loan Losses
        -------------------------

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

                            Allowance for Loan Losses
                            -------------------------
                                                           (In Thousands)
                                                           --------------
                                                   2003                   2002
                                                  ------                --------
Beginning January 1                              $62,028                $59,959
   Provision for loan losses                       3,433                  4,519
   Losses charged to the reserve                  (2,854)                (5,205)
   Recoveries                                      1,455                  1,420
                                                 -------                -------
Balance March 31,                                $64,062                $60,693
                                                 =======                =======


Note 4 - Earnings Per Share
         ------------------

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2003 and 2002.

                                                                         (Dollars in thousands, except per share data)
                                                                         ---------------------------------------------
                                  Three Months Ended
                                  ------------------
                                      March 31,                                                2003            2002
                                      ---------                                               -------         ------
Numerator:
Net Income                                                                                    $23,166         $21,448
                                                                                           ----------     -----------
Denominator:
Denominator for basic earnings per share (weighted-avg. shares)                            13,780,828      13,936,340
                                                                                           ----------     -----------
Effect of dilutive securities                                                                  43,835          36,710
                                                                                           ----------     -----------
Denominator for diluted earnings per share (adjusted weighted-average shares and
assumed conversions)                                                                       13,824,663      13,973,050
                                                                                           ----------     -----------
Earnings per share:
Basic earnings per share                                                                        $1.68           $1.54
Diluted earnings per share                                                                      $1.68           $1.53
                                                                                           ----------     -----------

Note 5 - Segment Information
         -------------------

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


                                      Operating Results for the Three Months Ended March 31, 2003 (In Thousands)
                              ------------------------------------------------------------------------------------------------
                              PNB        RTC      CNB      FKNB       UB       SNB       SEC       CIT     All Other     Total
                              ---        ---      ---      ----       --       ---       ---       ---     ---------     -----
Net Interest
Income                      $15,813    $5,558   $4,948    $7,836    $2,305    $3,536    $8,453    $1,622     $2,134     $52,205
Provision for
Loan Losses                   1,380       330      225       666        90       150       405        90         97       3,433
Other Income                  6,271     1,193    1,445     1,452       566       584     2,170       390        150      14,221
Other Expense                 9.317     2,597    2,864     4,021     1,480     1,872     5,023     1,148      1,747      30,069
Net Income                    7,860     2,520    2,206     3,155       902     1,478     3,499       530      1,016      23,166

Balances at March 31, 2003
Assets                    1,617,914   571,420  481,736   755,567   242,123   390,074   937,299   191,969   (74,615)  $5,113,487



                                      Operating Results for the Three Months Ended March 31, 2002 (In Thousands)
                              ------------------------------------------------------------------------------------------------
                              PNB        RTC      CNB      FKNB       UB       SNB       SEC       CIT     All Other     Total
                              ---        ---      ---      ----       --       ---       ---       ---     ---------     -----

Net Interest
Income                       $15,861    $5,777   $5,105    $7,318    $2,147    $3,497    $8,869    $1,751     $1,922     $52,247
Provision for
Loan Losses                    1,545       585      240       874        90       275       420       415         75       4,519
Other Income                   5,192       689    1,198     1,495       289       344     1,951       316        111      11,585
Other Expense                  8,673     2,805    2,746     3,777     1,484     1,774     4,944     1,109      1,904      29,216
Net Income                    $7,589    $2,033   $2,209    $2,893      $635    $1,289    $3,778      $377       $645     $21,448

Balances at March 31, 2002
Assets                     1,396,530   480,258  436,830   659,485   197,382   317,084   874,610   172,527  (108,803)  $4,425,903


The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2003 and 2002. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2003 and 2002 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

Note 6 - Stock Option Plan
         -----------------

Park accounts for its incentive stock option plan under the recognition and measurement principles provided in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees" (APB 25) and related interpretations. Under APB 25, because the exercise price of Park's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock based employee compensation plans.



              Three Months Ended March 31
         (In thousands, except per share data)
         -------------------------------------
                                                                       2003          2002
                                                                     -------       --------
Net income as reported                                               $23,166        $21,448
Deduct:
Total stock-based employee compensation expense determined
under fair value method, net of related tax effects                     (106)          (110)
                                                                     -------        -------
Pro forma net income                                                 $23,060        $21,338
                                                                     =======        =======
Basic earnings per share as reported                                   $1.68          $1.54
Pro forma basic earnings per share                                     $1.67          $1.53
Diluted earnings per share as reported                                 $1.68          $1.53
Pro forma diluted earnings per share                                   $1.67          $1.53

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


Critical Accounting Policies
----------------------------

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2002 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

                       Comparison of Results of Operations
                             For the Quarters Ended
                             March 31, 2003 and 2002

Summary Discussion of Results
-----------------------------

Net income increased by $1.7 million or 8.0% to $23.16 million for the three months ended March 31, 2003 compared to $21.45 million for the same period in 2002. The annualized, net income to average asset ratio (ROA) was 1.96% for the first quarter of 2003 compared to 1.95% for the first quarter of 2002. The annualized, net income to average equity ratio (ROE) was 18.56% for the first three months of 2003 compared to 18.48% for the same period in 2002.

Diluted earnings per share increased by 9.8% to $1.68 for the first quarter of 2003 compared to $1.53 for the first quarter of 2002.

The increase in net income for the first quarter of 2003 was primarily due to the 31.0% increase in Other Income to $15.45 million compared to $11.79 million in 2002. This large increase was primarily due to the increase in fee income earned from the origination and sale of fixed rate mortgage loans. Long-term interest rates continued to be low throughout the quarter, and management was able to reallocate resources so that mortgage loan customers were able to close on their mortgage loan within 30 days from application to closing.

Net Interest Income
-------------------

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income was $52.2 million for both the first quarter of 2003 and 2002. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2003 with the same quarter in 2002.

                                 Three Months Ended March 31,
                                          (In Thousands)
                                 ----------------------------
                                                  2003                          2002
                                       ---------------------------  -----------------------------
                                          Average         Tax          Average          Tax
                                          Balance     Equivalent       Balance       Equivalent
                                                           %                             %
-------------------------------------- -------------- ------------ ---------------- -------------

Loans                                     $2,675,702     7.14%          $2,747,018     7.89%
Taxable Investments                        1,638,152     5.02%           1,246,564     6.43%
Tax Exempt Investments                       132,649     7.30%             149,032     7.17%
Federal Funds Sold                            21,688     1.50%              29,765     1.78%
                                          ----------     ----           ----------     ----
Interest Earning Assets                   $4,468,191     6.34%          $4,172,379     7.38%

Interest Bearing Deposits                 $2,895,747     1.90%          $2,828,919     2.64%
Short-term Borrowings                        547,348     .36%              281,448     1.60%
Long-term Debt                               271,898     3.91%             331,302     3.79%
                                          ----------     ----           ----------     ----
Interest Bearing Liabilities              $3,714,993     1.82%          $3,441,669     2.67%
Excess Interest Earning Assets              $753,198     4.52%            $730,710     4.71%
Net Interest Margin                                      4.83%                         5.18%

Average interest earning assets increased by $296 million or 7.1% to $4,468 million for the quarter ended March 31, 2003 compared to the same quarter in 2002. The average yield on interest earning assets decreased to 6.34% for the first quarter of 2003 compared to 7.38% for the first quarter of 2002.

Average loan totals decreased by $71 million or 2.6% to $2,676 million for the first quarter of 2003 compared to the first quarter of 2002. At March 31, 2003, total loans were $2,683 million compared to $2,692 million at December 31, 2002, a decrease of $9 million or .3%. Total loans decreased by $104 million or 3.7% for the year 2002 and decreased by $160 million or 5.4% for the year 2001. The demand for commercial and commercial real estate loans has improved during the first quarter of 2003, but the demand for consumer loans and leases secured by automobiles remains weak. Management is hopeful that loan totals will begin increasing during the second quarter of 2003.

The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters and even increased during the first quarter of 2003. This activity, the origination and sale of fixed rate mortgage loans produced a significant increase in fee income during the past few quarters, but did not increase loan totals since the loans are sold. Many borrowers have taken advantage of low long-term interest rates to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan which reduces the loan balances reported on Park's balance sheet. Residential real estate loans decreased by $26 million or 2.6% during the first quarter of 2003, compared to a decrease of $76 million or 7.0% for the year 2002 and a decrease of $88 million or 7.6% for the year 2001.

The average yield on the loan portfolio was 7.14% for the first quarter of 2003 compared to 7.89% for the same period in 2002. The average prime lending rate was 4.25% for the first quarter of 2003 compared to 4.75% for the first quarter of 2002. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The yield on Park's loan portfolio is expected to continue to decrease as new loan originations have an average rate that is lower than the current loan portfolio rate and variable rate loans continue to reprice at lower interest rates.

Average investment securities including federal funds sold increased by $367 million or 25.8% to $1,792 million for the first quarter of 2003 compared to $1,425 million for the first quarter of 2002. The increase in the investment portfolio was primarily funded by an increase in short-term borrowings.

The average yield on taxable investment securities decreased to 5.02% for the first quarter of 2003 compared to 6.43% for the same quarter in 2002. The yield on tax exempt investments increased to 7.30% for the first quarter of 2003 compared to 7.17% for the same period in 2002. No tax exempt securities were purchased in the past year and the tax exempt securities that matured yielded less than the average portfolio rate.

At March 31, 2003, the investment portfolio included $475 million of U.S Agency discount notes, which had an average yield of 1.20%, and an average maturity of 33 days. These securities were purchased to provide an arbitrage for a similar amount of short-term borrowings (dollar-roll repos) whose borrowing cost was a negative .25% at March 31, 2003. The average balance of U.S. Agency discount notes was $277 million for the quarter. At March 31, 2003, the yield on Park's investment portfolio was 4.52% and the average maturity was 2.2 years. Excluding the $475 million of U.S. Agency discount notes, the yield on the portfolio was 5.50% and the average maturity was 2.7 years. For comparison, at March 31, 2002 the yield on the investment portfolio was 6.30% and the average maturity was 3.6 years. Management expects that the yield on the investment portfolio will continue to decrease as the yield on securities being purchased during the second quarter of 2003 is approximately 4.50% and the securities maturing during the quarter are yielding about 5.25%

Average interest bearing liabilities increased by $273 million or 7.9% to $3,715 million for the quarter ended March 31, 2003 compared to the same quarter in 2002. Average interest bearing deposits increased by $67 million or 2.4% to $2,896 million for the first quarter of 2003 compared to the first quarter of 2002.

Average short-term borrowings increased by $266 million or 94.5% to $547 million and average long-term debt decreased by $59 million or 17.9% to $272 million for the first quarter of 2003 compared to the same period in 2002. The increase in short-term borrowings was due to the dollar-roll repos which averaged $273 million for the quarter.

The average cost of interest bearing liabilities decreased by .85% to 1.82% in 2003 compared to 2.67% in 2002. The average cost of interest bearing deposits decreased by .74% to 1.90% in 2003 compared to 2.64% in 2002.

The average cost of short-term borrowings decreased by 1.24% to .36% in 2003 compared to 1.60% in 2002 as the average cost of the dollar-roll repos was a negative .46% for the quarter. The average cost of long-term debt was 3.91% in 2003 compared to 3.79% in 2002.

Net interest income decreased by $42,000 to $52.205 million in 2003 compared to $52.247 million in 2002. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .19% to 4.52% in 2003 compared to 4.71% in 2002. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .35% to 4.83% in 2003 compared to 5.18% in 2002. However, the increase in average earning assets of 7.1% in 2003 allowed Park to earn just $42,000 less in net interest income for the first quarter of 2003 compared to 2002.

Management expects that the net interest margin will continue to decrease during 2003 but that the growth in interest earning assets should enable Park to match or exceed the net interest income earned in 2002. The arbitrage available due to the low cost of dollar-roll repos will continue to have a positive impact on net interest income for the second quarter of 2003, but management is uncertain if this opportunity will be available later in the year.

Provision for Loan Losses
-------------------------

The provision for loan losses decreased by $1.1 million or 24.0% to $3.4 million for the first quarter of 2003 compared to $4.5 million for the first quarter of 2002. Net charge-offs were $1.4 million in 2003 compared to $3.8 million in 2002. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $30.9 million or 1.15% of loans at March 31, 2003 compared to $26.5 million or .98% of loans at December 31, 2002 and $28.4 million or 1.04% of loans at March 31, 2002. The reserve for loan losses as a percentage of outstanding loans was 2.39% at March 31, 2003 compared to 2.30% at December 31, 2002 and 2.23% at March 31, 2002. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income
-------------------

Noninterest income increased by $3.7 million or 31.0% to $15.5 million for the first quarter of 2003 compared to $11.8 million for the first quarter of 2002. The following table summarizes the change in noninterest income.

                                                                       Three Months Ended
                                                                            March 31,
                                                                         (in thousands)
                                                           --------------------------------------------
                                                            2003                2002             Change
                                                           ------              ------            ------
   Fees from Fiduciary Activities                          $2,414              $2,201             $213
   Service Charges on Deposit Accounts                     3,412               3,216               196
   Other Service Income                                    5,585               2,868              2,717
   Other Income                                            4,044               3,510               534
                                                          -------             -------            ------
        Total                                             $15,455             $11,795            $3,660
                                                          -------             -------            ------

The large increase in fees earned from Other Service Income was primarily due to an increase in the fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. This high volume of mortgage loan production is continuing into the second quarter. The increase in Other Income was primarily due to increases in check card and ATM transactions. Management expects that total noninterest income for the second quarter will be at approximately the same level as the first quarter due primarily to the large fee income earned from the origination and sale of fixed rate mortgage loans.

Gain (Loss) on Sale of Securities
---------------------------------

The loss on sale of securities of $1.2 million for the first quarter of 2003 was due to the sale of $100 million of U.S. Agency collateralized mortgage obligations. The proceeds were reinvested in fifteen year U.S. Agency mortgage-backed securities. The increased interest income from the mortgage-backed securities is expected to earn back the loss in twenty-two months.

The loss on sale of securities of $210,000 for the first quarter of 2002 was due to the sale of $100 million of U.S. Agency collateralized mortgage obligations. These securities were sold to reduce the maturity extension risk in the investment portfolio.

Other Expense
-------------

Total other expense increased by $853,000 or 2.9% to $30.1 million for the quarter ended March 31, 2003 compared to $29.2 million for the same period in 2002. Salaries and employee benefits expense increased by $1.3 million or 7.9% to $17.54 million for the first quarter of 2003 compared to $16.25 million for the first quarter of 2002. Full time equivalent employees were 1,617 at March 31, 2003 compared to 1,584 at March 31, 2002.

The subcategory other expense decreased by $723,000 or 7.3% to $9.2 million for the three months ended March 31, 2003 compared to $9.9 million for the same period in 2002. The decrease in this expense was primarily due to the $392,000 decrease in the amortization of intangible assets and to a decrease in data processing expense and legal and other professional fees.

Federal Income Taxes
--------------------

Federal income tax expense was $9.8 million for the first quarter of 2003 compared to $8.6 million for the same period in 2002. The ratio of federal income tax expense to income before taxes was approximately 29.6% in 2003 and 28.7% in 2002. The primary difference between the effective federal income tax rate and the statutory rate of 35% is due to tax-exempt interest income from state and municipal loans and investments, and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                     AT MARCH 31, 2003 AND DECEMBER 31, 2002

Changes in Financial Condition and Liquidity
--------------------------------------------

Total assets increased by $667 million or 15.0% to $5,113 million at March 31, 2003 compared to $4,447 million at December 31, 2002. Total loans decreased by $9 million or .3% to $2,692 million as the demand for consumer loans continues to be weak. The demand for commercial and commercial real estate loans improved during the first quarter and management is hopeful that total loans will begin growing during the second quarter. Investment securities increased by $716 million or 51.8% to $2,099 million at March 31, 2003. Part of this increase ($475 million) was due to the purchase of short-term U.S. Agency notes to arbitrage the increase in short-term borrowings from the dollar-roll repos.

Total liabilities increased by $655 million or 16.6% to $4,592 million at March 31, 2003 compared to $3,937 million at December 31, 2002. Total borrowed money increased by $678 million to $1,055 million at March 31, 2003 compared to $376 million at December 31, 2002. Most of the increase in borrowed money was due to $486 million in short-term dollar-roll repos.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 52.47% at March 31, 2003 compared to 60.54% at December 31, 2002 and 61.56% at March 31, 2002. Cash and cash equivalents totaled $203 million at March 31, 2003 compared to $239 million at December 31, 2002 and $127 million at March 31, 2002. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources
-----------------

Stockholders' equity at March 31, 2003 was $521 million or 10.19% of total assets compared to $509 million or 11.45% of total assets at December 31, 2002 and $472 million or 10.66% of total assets at March 31, 2002.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.07% at March 31, 2003 and 10.72% at December 31, 2002. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 15.88% at March 31, 2003 and 16.51% at December 31, 2002. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 16.81% at March 31, 2003 and 17.78% at December 31, 2002.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2003. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2003:

                                                               TIER I          TOTAL
                                             LEVERAGE       RISK-BASED       RISK-BASED
                                             --------       ----------       ----------
Park National Bank                             5.51%           8.48%          12.09%
Richland Trust Company                         5.84%          10.23%          11.49%
Century National Bank                          5.77%          10.20%          12.61%
First-Knox National Bank                       5.54%           8.56%          12.45%
Second National Bank                           5.48%           9.34%          12.89%
United Bank, N.A.                              6.18%          11.32%          12.58%
Security National Bank                         5.81%           8.72%          12.67%
Citizens National Bank                         6.02%          11.47%          16.44%
Park National Corporation                     10.07%          15.88%          16.81%
Minimum Capital Ratio                          4.00%           4.00%           8.00%
Well Capitalized Ratio                         5.00%           6.00%          10.00%


At the April 21, 2003 Park National Corporation Board of Directors' meeting, a cash dividend of $.83 per share was declared payable on June 10, 2003 to stockholders of record on May 23, 2003.


ITEM 3  -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2002 Annual Report, which is incorporated by reference into our 2002 Form 10-K. However, as mentioned earlier in management's analysis of net interest income, the net interest margin is expected to continue to decrease in 2003.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, Park, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the Corporation's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, Park's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to Park, including its consolidated subsidiaries, is made known to them, particularly during the period for which the periodic reports are being prepared.

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

          Not applicable

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

  I.     Annual Meeting of Shareholders - April 21, 2003:

         a. On April 21, 2003 Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 21, 2003 record date, 13,781,447 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 12,492,068 or 90.64% of the outstanding common shares entitled to vote were represented by proxy or in person.

         b.  Directors elected at the Annual Meeting for a three year term:

                             James J. Cullers

         11,837,810 For 24,215 Withheld    630,043 Abstain and Broker Non-Votes
         ----------     ------             -------


                             R. William Geyer

         11,848,649 For 12,903 Withheld    630,516 Abstain and Broker Non-Votes
         ----------     ------             -------


                            William T. McConnell

        11,852,188 For 8,663 Withheld    631,217  Abstain and Broker Non-Votes
        ----------     -----             -------

                            William A. Phillips

        12,027,599 For 8,455 Withheld   456,014  Abstain and Broker Non-Votes
        ----------     -----            -------

  Directors whose term of office continued after the Annual Meeting:

                                       Maureen Buchwald
                                       C. Daniel DeLawder
                                       D. C. Fanello
                                       Harry O. Egger
                                       Howard E. LeFevre
                                       John J. O'Neill
                                       J. Gilbert Reese
                                       Rick R. Taylor


                   c.   See Item (b) for the voting results for directors.


                   d.   Not applicable


Item 5.  Other Information
         -----------------

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                   a.   Exhibits
                        --------

                          99.1 Certification Pursuant to Title 18, United States
                               Code, Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
                          99.2 Certification Pursuant to Title 18, United State
                               Code, Section 1350, as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
                   b.   Reports on Form 8-K
                        -------------------

                               No reports on Form 8-K were filed by Park
                               National Corporation during the fiscal quarter ended March 31, 2003. On April 21, 2003, Park National Corporation furnished information regarding the press release announcing first quarter earnings for Park National Corporation under Item 9 (which was also deemed provided under Item 12) in a Form 8-K. The press release was included as Exhibit 99.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PARK NATIONAL CORPORATION


DATE:   May 8, 2003                 BY:    /s/C. Daniel DeLawder
        -----------                        ----------------------

                                           C. Daniel DeLawder
                                           President and Chief Executive Officer




DATE:   May 8, 2003                 BY:   /s/John W. Kozak
        -----------                       ----------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant' s auditors any material weakness in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 8, 2003                  /s/ C. Daniel DeLawder
                                    --------------------------------------------
                                    C. Daniel DeLawder
                                    President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003                   /s/ John W. Kozak
                                    --------------------------------------------
                                    John W. Kozak
                                    Chief Financial Officer