Form 10-Q
period 2003-06-30
PARK NATIONAL CORP /OH/
filed 2003-08-08
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                           Yes    X       No

13,762,340 Common shares, no par value, outstanding at July 30, 2003.

                            PARK NATIONAL CORPORATION

                                    CONTENTS

                                                                                               Page
                                                                                               ----
PART I.   FINANCIAL INFORMATION ...........................................................       3

    Item 1.  Financial Statements .........................................................    3-12

             Consolidated Condensed Balance Sheets as of June 30, 2003
             and December 31, 2002 (unaudited) ............................................       3

             Consolidated Condensed Statements of Income for the
             Three Months and Six Months ended June 30, 2003 and 2002 (unaudited) .........     4,5

             Consolidated Condensed Statements of Changes in Stockholders'
             Equity for the Six Months ended June 30, 2003 and 2002 (unaudited) ...........       6

             Consolidated Condensed Statements of Cash Flows for the Six Months
             ended June 30, 2003 and 2002 (unaudited) .....................................     7-8

             Notes to Consolidated Financial Statements ...................................    9-13

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results
             of Operations ................................................................   13-23

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................      24

    Item 4.  Controls and Procedures ......................................................      24

PART II.  OTHER INFORMATION ...............................................................      25

    Item 1.  Legal Proceedings ............................................................      25

    Item 2.  Changes in Securities and Use of Proceeds ....................................      25

    Item 3.  Defaults Upon Senior Securities ..............................................      25

    Item 4.  Submission of Matters to a Vote of Security Holders ..........................      25

    Item 5.  Other Information ............................................................      25

    Item 6.  Exhibits and Reports on Form 8-K .............................................      25

SIGNATURES ................................................................................      26

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                          June 30,       December 31,
                                                            2003             2002
                                                            ----             ----
Assets:
  Cash and due from banks ...........................   $   222,467      $   157,088
                                                        -----------      -----------
  Federal funds sold ................................        70,600           81,700
                                                        -----------      -----------
  Securities purchased under resale agreements ......       175,000               --
                                                        -----------      -----------
  Interest bearing deposits .........................            50               50
                                                        -----------      -----------
  Securities available-for-sale, at fair value
    (amortized cost of $1,462,463 and $993,317
    at June 30, 2003 and December 31, 2002) .........     1,506,806        1,030,264
                                                        -----------      -----------
  Securities held-to-maturity, at amortized cost
    (fair value approximates $216,490 and $360,688
    at June 30, 2003 and December 31, 2002) .........       214,013          352,878
                                                        -----------      -----------
  Loans (net of unearned interest) ..................     2,690,329        2,692,187
                                                        -----------      -----------
  Allowance for possible loan losses ................        65,525           62,028
                                                        -----------      -----------
        Net loans ...................................     2,624,804        2,630,159
                                                        -----------      -----------

  Bank premises and equipment, net ..................        38,029           38,734
                                                        -----------      -----------
  Bank owned life insurance .........................        76,343           74,355
                                                        -----------      -----------
  Other assets ......................................        74,368           81,397
                                                        -----------      -----------
            Total assets ............................   $ 5,002,480      $ 4,446,625
                                                        -----------      -----------
Liabilities and Stockholders' Equity:
  Deposits:
    Noninterest bearing .............................   $   577,819      $   594,157
                                                        -----------      -----------
    Interest bearing ................................     2,957,351        2,900,978
                                                        -----------      -----------
            Total deposits ..........................     3,535,170        3,495,135
                                                        -----------      -----------
  Short-term borrowings .............................       504,694          188,878
                                                        -----------      -----------
  Long-term debt ....................................       360,982          187,226
                                                        -----------      -----------
  Other liabilities .................................        63,412           66,094
                                                        -----------      -----------
            Total liabilities .......................     4,464,258        3,937,333
                                                        -----------      -----------
  Stockholders' Equity:
    Common stock (No par value; 20,000,000 shares
      authorized;  14,542,373 shares issued in 2003
      and 14,540,449 issued in 2002) ................       105,898          105,768
                                                        -----------      -----------
    Retained earnings ...............................       471,743          446,300
                                                        -----------      -----------
    Treasury stock (781,813 shares in 2003
      and 748,483 shares in 2002) ...................       (68,943)         (65,194)
                                                        -----------      -----------
    Accumulated other comprehensive income,
      net of taxes ..................................        29,524           22,418
                                                        -----------      -----------
            Total stockholders' equity ..............       538,222          509,292
                                                        -----------      -----------
                Total liabilities and
                  stockholders' equity ..............   $ 5,002,480      $ 4,446,625
                                                        -----------      -----------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                             Three Months Ended          Six Months Ended
                                                   June 30,                  June 30,
                                                   --------                  --------
                                              2003        2002          2003           2002
                                              ----        ----          ----           ----
Interest income:
  Interest and fees on loans .............   $46,591     $51,506     $  93,509      $ 104,698
                                             -------     -------     ---------      ---------
  Interest on:
    Obligations of U.S. Government,
      its agencies and other securities ..    19,450      19,803        39,710         39,554
                                             -------     -------     ---------      ---------
    Obligations of states
      and political subdivisions .........     1,568       1,757         3,173          3,558
                                             -------     -------     ---------      ---------
  Other interest income ..................       362          33           442            163
                                             -------     -------     ---------      ---------
        Total interest income ............    67,971      73,099       136,834        147,973
                                             -------     -------     ---------      ---------

Interest expense:
  Interest on deposits:
    Demand and savings deposits ..........     2,288       3,193         4,640          6,453
                                             -------     -------     ---------      ---------
    Time deposits ........................    10,541      14,375        21,741         29,534
                                             -------     -------     ---------      ---------

  Interest on borrowings:
    Short-term borrowings ................       702         888         1,188          2,000
                                             -------     -------     ---------      ---------
    Long-term debt .......................     2,844       2,744         5,464          5,840
                                             -------     -------     ---------      ---------
            Total interest expense .......    16,375      21,200        33,033         43,827
                                             -------     -------     ---------      ---------

        Net interest income ..............    51,596      51,899       103,801        104,146
                                             -------     -------     ---------      ---------
Provision for loan losses ................     2,836       3,644         6,269          8,163
                                             -------     -------     ---------      ---------
             Net interest income after
               provision for loan losses .    48,760      48,255        97,532         95,983
                                             -------     -------     ---------      ---------
Other income .............................    17,400      11,174        32,855         22,969
                                             -------     -------     ---------      ---------
Gain (loss) on sale of securities ........       321          --          (913)          (210)
                                             -------     -------     ---------      ---------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                   Three Months Ended                Six Months Ended
                                                        June 30,                         June 30,
                                                        --------                         --------
                                                   2003            2002            2003            2002
                                                   ----            ----            ----            ----
Other expense:
  Salaries and employee benefits ...........   $    16,517     $    15,692     $    34,053     $    31,943
                                               -----------     -----------     -----------     -----------
  Occupancy expense ........................         1,671           1,489           3,403           3,028
                                               -----------     -----------     -----------     -----------
  Furniture and equipment expense ..........         1,600           1,477           3,227           3,006
                                               -----------     -----------     -----------     -----------
  Other expense ............................        10,702           9,682          19,876          19,579
                                               -----------     -----------     -----------     -----------
    Total other expense ....................        30,490          28,340          60,559          57,556
                                               -----------     -----------     -----------     -----------
        Income before federal income taxes .        35,991          31,089          68,915          61,186
                                               -----------     -----------     -----------     -----------
Federal income taxes .......................        10,868           9,117          20,626          17,766
                                               -----------     -----------     -----------     -----------
        Net income .........................   $    25,123     $    21,972     $    48,289     $    43,420
                                               ===========     ===========     ===========     ===========

PER SHARE:
  Net income:
    Basic ..................................   $      1.83     $      1.58     $      3.51     $      3.12
                                               ===========     ===========     ===========     ===========
    Diluted ................................   $      1.81     $      1.57     $      3.49     $      3.11
                                               ===========     ===========     ===========     ===========

  Weighted average
    Basic ..................................    13,761,117      13,920,111      13,770,973      13,928,226
                                               ===========     ===========     ===========     ===========
    Diluted ................................    13,842,161      13,958,268      13,833,412      13,965,659
                                               ===========     ===========     ===========     ===========
  Cash dividends declared ..................   $      0.83     $      0.76     $      1.66     $      1.52
                                               ===========     ===========     ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

                                                                                                        Accumulated
SIX MONTHS ENDED JUNE 30, 2003 AND 2002                                                      Treasury      Other
                                                                      Common     Retained     Stock    Comprehensive  Comprehensive
                                                                       Stock     Earnings    at Cost      Income         Income
                                                                       -----     --------    -------      ------         ------
BALANCE AT DECEMBER 31, 2001 .....................................   $ 105,771   $403,870   ($50,000)     $ 8,705
                                                                     ---------   --------   --------      -------
  Net Income .....................................................                 43,420                                $43,420
                                                                     ---------   --------   --------      -------        -------
    Accumulated other comprehensive income,
      net of income taxes of $ 7,095 .............................                                         13,177         13,177
                                                                     ---------   --------   --------      -------        -------
     Total comprehensive income ..................................                                                       $56,597
                                                                     ---------   --------   --------      -------        -------
  Cash dividends on common stock:
    Park at $1.52 per share ......................................                (21,161)
                                                                     ---------   --------   --------      -------
  Cash paid for fractional shares - 18 shares ....................          (1)
                                                                     ---------   --------   --------      -------
  Treasury stock purchased - 82,181 shares .......................                            (7,813)
                                                                     ---------   --------   --------      -------
  Treasury stock reissued for stock options - 38,906 shares ......                             2,328
                                                                     ---------   --------   --------      -------
BALANCE AT JUNE 30, 2002 .........................................   $ 105,770   $426,129   ($55,485)     $21,882
                                                                     =========   ========   ========      =======

BALANCE AT DECEMBER 31, 2002 .....................................   $ 105,768   $446,300   ($65,194)     $22,418
                                                                     ---------   --------   --------      -------
  Net Income .....................................................               $ 48,289                                $48,289
                                                                     ---------   --------   --------      -------        -------
    Accumulated other comprehensive income, net of tax:
      Reverse additional minimum liability for pension plan,
        net of taxes $860 ........................................                                          1,598
                                                                     ---------   --------   --------      -------
      Unrealized net holding gain on securities available-for-sale,
        net of taxes $2,966 ......................................                                          5,508          7,106
                                                                     ---------   --------   --------      -------        -------
    Total comprehensive income ...................................                                                       $55,395
                                                                     ---------   --------   --------      -------        =======
  Cash dividends on common stock:
    Park at $1.66 per share ......................................                (22,846)
                                                                     ---------   --------   --------      -------
    Shares issued for stock options - 1,924 ......................          68
                                                                     ---------   --------   --------      -------
    Tax benefit from exercise of stock options ...................          62
                                                                     ---------   --------   --------      -------
  Treasury stock purchased - 74,467 shares .......................                            (7,275)
                                                                     ---------   --------   --------      -------
  Treasury stock reissued for stock options - 41,137 shares ......                             3,526
                                                                     ---------   --------   --------      -------
BALANCE AT JUNE 30, 2003 .........................................   $ 105,898   $471,743   $(68,943)     $29,524
                                                                     =========   ========   ========      =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                       Six Months Ended
                                                                           June 30,
                                                                           --------
                                                                      2003           2002
Operating activities:
Net income ....................................................   $    48,289      $  43,420
                                                                  -----------      ---------
Adjustments to reconcile net income to net cash
    provided by operating activities:

  Accretion, depreciation and amortization ....................        (3,946)          (969)
                                                                  -----------      ---------
  Provision for loan losses ...................................         6,269          8,163
                                                                  -----------      ---------
  Amortization of the excess of cost over
    net assets of banks purchased .............................         1,165          1,950
                                                                  -----------      ---------
  Realized investment security losses (gains) .................           913            210
                                                                  -----------      ---------
  Changes in assets and liabilities:
    Decrease (increase) in other assets .......................         1,988        (12,805)
                                                                  -----------      ---------
    Increase (decrease) in other liabilities ..................        10,379        (16,911)
                                                                  -----------      ---------
        Net cash provided from operating activities ...........        65,057         23,058
                                                                  -----------      ---------
Investing activities:
Proceeds from sales of:
  Available-for-sale securities ...............................       149,087         99,673
                                                                  -----------      ---------
Proceeds from maturity of:
  Available-for-sale securities ...............................     1,738,644        353,230
                                                                  -----------      ---------
  Held-to-maturity securities .................................       480,521            674
                                                                  -----------      ---------
Purchases of:
   Available-for-sale securities ..............................    (2,353,293)      (454,199)
                                                                  -----------      ---------
   Held-to-maturity securities ................................      (341,656)            --
                                                                  -----------      ---------
Net increase in securities purchased under resale agreements ..      (175,000)            --
                                                                  -----------      ---------
Net decrease  in loans ........................................         1,420         87,635
                                                                  -----------      ---------
Purchases of premises and equipment, net ......................        (2,180)        (1,888)
                                                                  -----------      ---------
        Net cash (used by) provided from investing activities .      (502,457)        85,125
                                                                  -----------      ---------

                                    Continued

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Cash Flows (Unaudited)
(CONTINUED)
(dollars in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                       --------
                                                                 2003           2002
                                                                 ----           ----
Financing activities:
Net increase in deposits ..................................   $  40,035      $ 149,311
                                                              ---------      ---------
Net increase (decrease) in short-term borrowings ..........     315,816        (90,323)
                                                              ---------      ---------
Cash paid for fractional shares ...........................          --             (1)
                                                              ---------      ---------
Exercise of stock options .................................         130             --
                                                              ---------      ---------
Purchase of treasury stock, net ...........................      (3,749)        (5,485)
                                                              ---------      ---------
Long-term debt issued .....................................     175,000             --
                                                              ---------      ---------
Repayment of long-term debt ...............................      (1,244)      (140,084)
                                                              ---------      ---------
Cash dividends paid .......................................     (34,309)       (31,767)
                                                              ---------      ---------
    Net cash provided from (used by) financing activities .     491,679       (118,349)
                                                              ---------      ---------
    Increase (decrease) in cash and cash equivalents ......      54,279        (10,166)
                                                              ---------      ---------
    Cash and cash equivalents at beginning of year ........     238,788        169,143
                                                              ---------      ---------
    Cash and cash equivalents at end of period ............   $ 293,067      $ 158,977
                                                              =========      =========

Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest ..........................................   $  33,977      $  45,552
                                                              ---------      ---------
        Income taxes ......................................   $  16,000      $  18,350
                                                              ---------      ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2003 and 2002.

Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2003.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and condensed statements of cash flows in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. Certain amounts in 2002 have been reclassified to conform to the financial statement presentation used for 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States.

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

Park had approximately $7.5 million of goodwill included in other assets at June 30, 2003 and December 31, 2002. This goodwill was evaluated for impairment during the first quarter of each of 2002 and 2003 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2003 and none was recorded in 2002.

Park also had core deposit intangibles included in other assets of $7.37 million at June 30, 2003 and $8.54 million at December 31, 2002. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $582,500 for the second quarter of 2003 and $975,000 for the second quarter of 2002 and was $1,165,000 for the first half of 2003 compared to $1,950,000 for the first half of 2002.

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

                                                   (In Thousands)
                                                   --------------
                                    Three Months Ended        Six Months Ended
                                          June 30,                June 30,
                                          --------                --------
                                      2003        2002        2003        2002
                                      ----        ----        ----        ----
Beginning of Period .............   $64,062     $60,693     $62,028     $59,959
  Provision for loan losses .....     2,836       3,644       6,269       8,163
  Losses charged to the reserve .    <3,328>     <3,501>     <6,182>     <8,706>
  Recoveries ....................     1,955       2,194       3,410       3,614
                                    -------     -------     -------     -------
  End of Period .................   $65,525     $63,030     $65,525     $63,030
                                    =======     =======     =======     =======

Note 4- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2003 and 2002.

                                                      (Dollars in thousands, except per share data)
                                                      ---------------------------------------------
                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                    2003            2002            2003            2002
                                                    ----            ----            ----            ----
Numerator:
Net Income ..................................   $    25,123     $    21,972     $    48,289     $    43,420
Denominator:
Denominator for basic earnings per share
(weighted-average shares) ...................    13,761,117      13,920,111      13,770,973      13,928,226
Effect of dilutive securities ...............        81,044          38,157          62,439          37,433
Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed
conversions) ................................    13,842,161      13,958,268      13,833,412      13,965,659
Earnings per share:
Basic earnings per share ....................   $      1.83     $      1.58     $      3.51     $      3.12
Diluted earnings per share ..................   $      1.81     $      1.57     $      3.49     $      3.11

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

                                           Operating Results for the Three Months Ended June 30, 2003 (In Thousands)
                                           -------------------------------------------------------------------------
                                                                                                                All
                               PNB        RTC       CNB      FKNB       UB        SNB       SEC       CIT      Other       Total
                               ---        ---       ---      ----       --        ---       ---       ---      -----       -----
Net Interest Income .....  $   15,317  $  5,469  $  4,917  $  7,915  $  2,274  $  3,488  $  8,256  $  1,739  $  2,221   $   51,596
Provision for Loan Losses       1,080        30       225       666        90       150       405        90       100        2,836
Other Income ............       7,632     1,497     1,729     1,854       729       902     2,746       461       171       17,721
Other Expense ...........       9,246     2,483     2,736     4,053     1,462     1,790     4,716     1,090     2,914       30,490
Net Income ..............  $    8,593  $  2,930  $  2,452  $  3,450  $    993  $  1,705  $  3,978  $    689  $    333   $   25,123
Balances at June 30, 2003
Assets ..................  $1,728,360  $528,387  $456,042  $746,119  $231,527  $371,082  $865,449  $173,699  $(98,185)  $5,002,480

                                            Operating Results for the Three Months Ended June 30, 2002 (In Thousands)
                                            -------------------------------------------------------------------------
                                                                                                                All
                               PNB        RTC       CNB      FKNB       UB        SNB       SEC       CIT      Other       Total
                               ---        ---       ---      ----       --        ---       ---       ---      -----       -----
Net Interest Income .....  $   15,479  $  5,702  $  4,980  $  7,655  $  2,229  $  3,384  $  8,742  $  1,717  $   2,011   $   51,899
Provision for Loan Losses       1,370       410       240       799        90       150       420        90         75        3,644
Other Income ............       4,684       874     1,032     1,430       328       284     2,002       438        102       11,174
Other Expense ...........       8,668     2,698     2,608     3,705     1,459     1,778     4,682     1,086      1,656       28,340
Net Income ..............  $    7,080  $  2,287  $  2,112  $  3,161  $    736  $  1,255  $  3,813  $    674  $     854   $   21,972

Balances at June 30, 2002
Assets ..................  $1,468,586  $496,064  $443,395  $664,610  $197,440  $322,692  $870,363  $168,914  $(137,622)  $4,494,442

                                  Operating Results for the Six Months Ended June 30, 2003 (In Thousands)
                                  -----------------------------------------------------------------------
                                                                                                All
                             PNB      RTC      CNB     FKNB     UB      SNB     SEC     CIT    Other    Total
                             ---      ---      ---     ----     --      ---     ---     ---    -----    -----
Net Interest Income .....  $31,130  $11,027  $9,865  $15,751  $4,579  $7,024  $16,709  $3,361  $4,355  $103,801
Provision for Loan Losses    2,460      360     450    1,332     180     300      810     180     197     6,269
Other Income ............   13,903    2,690   3,174    3,306   1,295   1,486    4,916     851     321    31,942
Other Expense ...........   18,563    5,080   5,600    8,074   2,942   3,662    9,739   2,238   4,661    60,559
Net Income ..............  $16,453  $ 5,450  $4,658  $ 6,605  $1,895  $3,183  $ 7,477  $1,219  $1,349  $ 48,289

                                  Operating Results for the Six Months Ended June 30, 2002 (In Thousands)
                                  -----------------------------------------------------------------------
                                                                                                 All
                             PNB      RTC      CNB     FKNB      UB     SNB      SEC     CIT    Other    Total
                             ---      ---      ---     ----      --     ---      ---     ---    -----    -----
Net Interest Income .....  $31,340  $11,479  $10,085  $14,973  $4,376  $6,881  $17,611  $3,468  $3,933  $104,146
Provision for Loan Losses    2,915      995      480    1,673     180     425      840     505     150     8,163
Other Income ............    9,876    1,563    2,230    2,925     617     628    3,953     754     213    22,759
Other Expense ...........   17,341    5,503    5,354    7,482   2,943   3,552    9,626   2,195   3,560    57,556
Net Income ..............  $14,669  $ 4,320  $ 4,321  $ 6,054  $1,371  $2,544  $ 7,591  $1,051  $1,499  $ 43,420

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the three and six month periods ended June 30, 2003 and 2002. The reconciling amounts for consolidated total assets at June 30, 2003 and 2002 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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

                                                           (Dollars in thousands, except per share data)
                                                           ---------------------------------------------
                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                              --------                        --------
                                                        2003            2002            2003            2002
                                                        ----            ----            ----            ----
Net income as reported ...........................   $   25,123      $   21,972      $   48,289      $   43,420
Deduct:
Total stock-based employee compensation expense
  determined under fair value method, net of
  related tax effects ............................       <1,706>         <1,580>         <1,812>         <1,690>
Pro forma net income .............................   $   23,417      $   20,392      $   46,477      $   41,730
Basic earnings per share as reported .............   $     1.83      $     1.58      $     3.51      $     3.12
Pro forma basic earnings per share ...............   $     1.70      $     1.46      $     3.37      $     3.00
Diluted earnings per share as reported ...........   $     1.81      $     1.57      $     3.49      $     3.11
Pro forma diluted earnings per share .............   $     1.69      $     1.46      $     3.36      $     2.99

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis by management contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. The forward-looking statements involve significant risks and uncertainties including changes in general economic and financial market conditions, Park's ability to execute its business plans, as well as other risks such as changes in government regulations and policies affecting bank holding companies. Although Park believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof.

                          Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2002 Annual Report lists significant accounting policies used in the development and presentation of Park's financial statements. The accounting and reporting policies of Park conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

    Comparison of Results of Operations for the Three and Six Month Periods
                         Ended June 30, 2003 and 2002.

Summary Discussion of Results

Net income increased by $3.15 million or 14.3% to $25.12 million for the three months ended June 30, 2003 compared to $21.97 million for the same period in 2002. For the first half of 2003, net income increased by $4.9 million or 11.2% to $48.3 million compared to $43.4 million for the same period in 2002. The annualized, net income to average asset ratio (ROA) was 2.01% for the second quarter of 2003 and 1.98% for the first half of 2003, compared to 1.99% for the second quarter of 2002 and 1.97% for the first six months of 2002. The annualized, net income to average equity ratio (ROE) was 19.37% for the second quarter of 2003 and 18.97% for the first half of 2003, compared to 18.32% for the second quarter of 2002 and 18.40% for the first half of 2002.

Diluted earnings per share increased by 15.3% to $1.81 for the second quarter of 2003 and increased by 12.2% to $3.49 for the first half of 2003.

The increase in net income for both the three and six month periods ended June 30, 2003 was primarily due to the large increase in total Other Income. Total Other Income increased by $6.2 million or 55.7% to $17.4 million for the three months ended June 30, 2003 and increased by $9.9 million or 43.0% for the six months ended June 30, 2003. The large increase for both periods was primarily due to the increase in fee income earned from the origination and sale of fixed rate mortgage loans. Long-term interest rates continued to be low throughout the first six months of 2003, and management was able to reallocate resources so that mortgage loan customers were able to generally close on their mortgage loan within thirty days from application to closing. Fixed rate mortgage loans totaling approximately $500 million were originated and sold during the first half of 2003, compared to approximately $167 million for the first half of 2002.

Net Interest Income Comparison for the Second Quarter of 2003 and 2002


Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income decreased by $303,000 or .6% to $51.6 million for the three months ended June 30, 2003 compared to $51.9 million for the second quarter of 2002. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2003 with the same quarter in 2002.

                           Three Months Ended June 30,
                                 (In Thousands)

                                                                         2003                           2002
                                                                 -----------------------      ------------------------
                                                                 Average         Tax          Average           Tax
                                                                 Balance      Equivalent      Balance       Equivalent
                                                                                  %                              %
                                                                 -------      ----------      -------       ----------
Loans                                                            $2,684,883     6.99%          $2,702,648      7.68%
Taxable Investments                                               1,754,466     4.45%           1,292,480      6.15%
Tax Exempt Investments                                              128,931     7.28%             145,499      7.09%
Federal Funds Sold and Securities Purchased under Resale
Agreements                                                          124,043     1.15%               4,790      2.21%
                                                                 ----------     ----           ----------      ----
Interest Earning Assets                                          $4,692,323     5.89%          $4,145,417      7.18%

Interest Bearing Deposits                                        $2,915,687     1.76%          $2,907,553      2.42%
Short-term Borrowings                                               676,099      .42%             237,240      1.50%
Long-term Debt                                                      334,573     3.41%             256,163      4.30%
                                                                 ----------     ----           ----------      ----
Interest Bearing Liabilities                                     $3,926,359     1.67%          $3,400,956      2.50%
Excess Interest Earning Assets                                     $765,964     4.22%            $744,461      4.68%
Net Interest Margin                                                             4.49%                          5.12%


Average interest earning assets increased by $547 million or 13.2% for the quarter ended June 30, 2003 compared to the same quarter in 2002. The average yield on interest earning assets decreased to 5.89% for the second quarter of 2003 compared to 7.18% for the second quarter of 2002.

Average loan totals decreased by $18 million or .7% to $2,685 million for the quarter ended June 30, 2003 compared to the same quarter in 2002. At June 30, 2003, total loans outstanding were $2,690 million compared to $2,692 million at December 31, 2002, a decrease of $2 million. During the year 2002, total loans decreased by $104 million or 3.7%. Total loans also decreased by $160 million or 5.4% for the year 2001. The demand for commercial and commercial real estate loans has improved during the first half of 2003. The demand for consumer loans and leases secured by automobiles improved during the second quarter of 2003. Management expects continued improvement in the demand for commercial and consumer loans during the second half of 2003.

The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters and was especially strong during the first half of 2003. This activity, the origination and sale of fixed rate mortgage loans, produced a significant increase in fee income during the past few quarters, but did not increase loan totals since the loans are sold. Many borrowers have taken advantage of low long-term interest rates to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan which reduces the loan balances reported on Park's balance sheet. Residential real estate loans decreased by $32 million or 3.2% during the first half of 2003, compared to a decrease of $76 million or 7.0% for the year 2002 and a decrease of $88 million or 7.6% for the year 2001.

During the month of July 2003, long-term interest rates increased sharply and reduced the demand for fixed rate residential mortgage loans. Mortgage loan origination volume will still be quite strong during the months of July and August as borrowers locked in their mortgage rate during June and the first half of July. If long-term interest rates remain at these higher levels, the demand for adjustable rate mortgage loans will increase.

The average yield on the loan portfolio was 6.99% for the second quarter of 2003 compared to 7.68% for the same period in 2002. The average prime lending rate was 4.25% for the second quarter of 2003 compared to 4.75% for the same period in 2002. Approximately 25% of Park's loan portfolio adjusts with the prime rate and the prime rate was lowered from 4.25% to 4.00% on June 27, 2003. The yield on the loan portfolio is expected to decrease next quarter as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $564 million or 39.1% to $2,007 million for the second quarter of 2003 compared to $1,443 million for the same period in 2002. The increase in the investment portfolio was primarily funded by an increase in short-term borrowings.

The average yield on taxable investment securities decreased to 4.45% for the second quarter of 2003 compared to 6.15% for the same quarter in 2002. The average yield on tax exempt investments increased to 7.28% for the second quarter of 2003 compared to 7.09% for the same period in 2002. No tax exempt securities were purchased in the past year and the tax exempt securities that matured yielded less than the average portfolio rate. The average yield on federal funds sold and securities purchased under resale agreements was 1.15% for the three months ended June 30, 2003 as the average federal funds rate was 1.23% for the quarter.

During the second quarter of 2003, Park borrowed on average $442 million of short-term borrowings (dollar-roll repos) at a 0% interest rate and reinvested the funds in short-term taxable securities and securities purchased under resale agreements at an average yield of 1.19%. The large investment in short-term securities reduced the yield on investments and earning assets for the quarter but contributed approximately $1.3 million to net interest income for the quarter.

Market conditions have changed in the third quarter, and management expects to borrow on average about $150 million of short-term borrowings (dollar-roll repos) during the quarter at an average cost of .25%. The related investment arbitrage is expected to earn 1.00% and generate approximately $290,000 of net interest income during the third quarter.

At June 30, 2003, Park's investment portfolio had an average tax equivalent yield of 4.51% and a weighted average life of 2.8 years. Excluding the short-term securities that were being used to arbitrage the dollar-roll repos, the average tax equivalent yield on the investment portfolio was 5.10% and the average life was 3.0 years. As mentioned previously, long-term interest rates increased sharply during the month of July 2003. Park may take advantage of the higher interest rates and sell some investments at a loss during the third quarter and reinvest in longer maturity securities at a higher interest rate. This type of transaction would decrease third quarter earnings but increase future earnings. Management expects that security losses of approximately $4 million could be realized during the second half of 2003.

Average interest bearing liabilities increased by $525 million or 15.4% to $3,926 million for the quarter ended June 30, 2003 compared to the same quarter in 2002. Average interest bearing deposits increased by $8 million or .3% to $2,916 million for the second quarter of 2003 compared to the second quarter of 2002.

Average short-term borrowings increased by $439 million to $676 million for the second quarter of 2003 compared to $237 million for the second quarter of 2002. The large increase was due to the dollar-roll repo borrowings at a weighted average rate of 0% for the quarter. The borrowings were secured by 5.00% coupon Government Agency fifteen year mortgage-backed securities.

Average long-term debt was $335 million for the quarter ended June 30, 2003, compared to $256 million for the same period in 2002. The additional long-term debt was borrowed from the Federal Home Loan Bank on a variable rate basis.

The average cost of interest bearing liabilities decreased by .83% to 1.67% in 2003 compared to 2.50% in 2002. The average cost of interest bearing deposits decreased by .66% to 1.76% in 2003 compared to 2.42% in 2002.

The average cost of short-term borrowings decreased by 1.08% to .42% in 2003 compared to 1.50% in 2002 as the average cost of the dollar-roll repos was 0% for the quarter. The average cost of long-term debt was 3.41% in 2003 and 4.30% in 2002.

Net interest income decreased by $303,000 to $51.6 million in the second quarter of 2003 compared to $51.9 million for the same period in 2002. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .46% to 4.22% for the second quarter of 2003 compared to 4.68% in 2002. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .63% to 4.49% in 2003 compared to 5.12% in 2002.

The net interest margin for the quarter was negatively impacted by the short-term arbitrage involving the dollar-roll repo borrowings. Management expects that the net interest margin will increase during the third quarter as the arbitrage involving dollar-roll repo borrowings is expected to be much smaller.

Net Interest Income Comparison for the First Half of 2003 and 2002

Net interest income decreased by $345,000 or .3% to $103.8 million for the six months ended June 30, 2003 compared to $104.1 million for the same period in 2002. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2003 with the same period in 2002.

                                                                      Six Months Ended June 30, (In Thousands)
                                                              ----------------------------------------------------------
                                                                        2003                            2002
                                                              ------------------------           -----------------------
                                                              Average           Tax              Average         Tax
                                                              Balance       Equivalent           Balance      Equivalent
                                                                                %                                 %
                                                              -------       ----------           -------      ----------
Loans                                                          $2,680,318      7.07%           $2,724,710      7.79%
Taxable Investments                                             1,696,630      4.72%            1,269,649      6.28%
Tax Exempt Investments                                            130,780      7.29%              147,255      7.13%
Federal Funds Sold and Securities Purchased Under Resale
Agreements                                                         73,148      1.22%               17,210      1.89%
Interest Earning Assets                                        $4,580,876      6.11%           $4,158,824      7.28%

Interest Bearing Deposits                                      $2,905,772      1.83%           $2,868,453      2.53%
Short-Term Borrowings                                             612,080       .39%              259,222      1.56%
Long-Term Borrowings                                              303,408      3.63%              293,525      4.01%
Interest Bearing Liabilities                                   $3,821,260      1.74%           $3,421,200      2.58%
Excess Interest-Earning Assets                                   $759,616      4.37%             $737,624      4.70%
Net Interest Margin                                                            4.66%                           5.15%


Average interest earning assets increased by $422 million or 10.1% to $4,581 million for the six months ended June 30, 2003 compared to the same period in 2002. Average loans decreased by $44 million or 1.6% to $2,680 million for the first half of 2003 compared to the same period in 2002. The yield on loans declined to 7.07% for the first half of 2003 compared to 7.79% for the same period in 2002. The average prime lending rate was 4.25% for the first half of 2003 compared to 4.75% for the first six months of 2002.

Average investment securities including federal funds sold and securities purchased under resale agreements increased by $466 million or 32.5% to $1,900 million for the first half of 2003 compared to the same period in 2002. The large increase was primarily due to the purchase of short-term investment securities to arbitrage the dollar-roll repo borrowings which averaged $365 million for the first six months of 2003. The yield on taxable investment securities was 4.72% for the first half of 2003 compared to 6.28% for the same period in 2002.

Average interest bearing liabilities increased by $400 million or 11.7% to $3,821 million for the first six months compared to the same period in 2002. Average interest bearing deposits increased by $37 million or 1.3% to $2,906 million for the first half of 2003 compared to the same period in 2002. The average cost of interest bearing deposits decreased to 1.83% for the first half of 2003 compared to 2.53% for the same period in 2002.

Average short-term borrowings increased by $353 million to $612 million for the first half of 2003 compared to $259 million for the same period in 2002. The average cost of short-term borrowings decreased to .39% for the first half of 2003 compared to 1.56% for the same period in 2002. The increase in average short-term borrowings in 2003 was due to the dollar-roll repos, which had an average balance of $365 million for the first half of the year at an average cost of a negative .17% for the first half of 2003. Park did not have any dollar-roll repo borrowings in 2002.

The average cost of interest bearing liabilities decreased by .84% to 1.74% for the first half of 2003 compared to 2.58% for the same period in 2002. However, the yield on average earning assets decreased by 1.17% to 6.11% for the first half of 2003 compared to 7.28% for the same period in 2002. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .33% to 4.37% in 2003 compared to 4.70% in 2002. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .49% to 4.66% in 2003 from 5.15% in 2002.

As previously mentioned, the Federal Reserve lowered the federal funds rate by ..25% to 1.00% during the last week of June 2003 and the prime lending rate was also reduced by .25% to 4.00%. In response to the lower short-term interest rates, Park reduced most of its deposit rates by .25% effective on July 1, 2003. Management expects that the net interest margin will stabilize at approximately the 4.66% level that was achieved during the first half of the year.

Provision for Loan Losses

The provision for loan losses was $2.8 million and $6.3 million, respectively, for the second quarter and first half of 2003 compared to $3.6 million and $8.2 million for the same periods in 2002. Net charge-offs were $1.4 million and $2.8 million, respectively, for the three and six month periods ended June 30, 2003 compared to $1.3 million and $5.1 million for the same periods in 2002. Nonperforming loans defined as loans that are 90 days or more past due, renegotiated loans, and nonaccrual loans were $28.1 million or 1.04% of loans at June 30, 2003 compared to $26.5 million or .98% of loans at December 31, 2002 and $27.6 million or 1.02% of loans at June 30, 2002. The reserve for loan losses as a percentage of outstanding loans was 2.44% at June 30, 2003 compared to 2.30% at December 31, 2002 and 2.33% at June 30, 2002. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income

Noninterest income increased by $6.2 million or 55.7% to $17.4 million for the three months ended June 30, 2003 and increased by $9.9 million or 43.0% to $32.9 million for the six months ended June 30, 2003 compared to the same periods in 2002. The following is a summary of the change in noninterest income.


                                           Three Months Ended                      Six Months Ended
                                               June 30,                               June 30,
                                  ---------------------------------      ---------------------------------
                                  2003          2002         Change        2003         2002        Change
                                  ----          ----         ------        ----         ----        ------
Fees from Fiduciary
Activities                        $2,446        $2,317         $129       $4,860       $4,518        $342
Service Charges on Deposit
Accounts                           3,597         3,374          223        7,009        6,590         419
Other Service Income
                                   7,280         1,901        5,379       12,865        4,769       8,096
Other Income                       4,077         3,582          495        8,121        7,092       1,029
Total                            $17,400       $11,174       $6,226      $32,855      $22,969      $9,886

The large increase in Other Service Income for both the three and six month periods ended June 30, 2003, was primarily due to the large increase in fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. During the first half of 2003, approximately $500 million of fixed rate mortgage loans were originated and sold, compared to $167 million for the first half of 2002.

Management expects that fixed rate mortgage loan volume will continue to be strong in the months of July and August, but will soften during the month of September due to the increase in long-term interest rates. Other Service Income is expected to decrease from the second quarter level of $7.3 million and approximate the first quarter amount of $5.6 million.

Fees from Fiduciary Activities and Service Charges on Deposits are expected to continue to increase during the third quarter of 2003 due to both an increase in the expected number of customers and an increase in the fees charged for those services.

The increase in Other Income was primarily due to increases in check card and ATM transactions for both the three and six month periods ended June 30, 2003. The fees earned from check card transactions will decrease in August as a result of a settlement that Visa reached with a number of retailers. Other Income increased by 13.8% for the quarter ended June 30, 2003 and increased by 14.5% for the first six months of 2003 compared to the same periods in 2002. The reduction in check card fee income is expected to be about $90,000 per month as a result of the Visa settlement, and as a result, Other Income is expected to produce a small increase in fee income for the second half of 2003.

Gain (Loss) on Sale of Securities

The gain on sale of securities of $321,000 for the second quarter of 2003 was due to the sale of $50 million of U.S. Agency Notes, with the proceeds reinvested in U.S. Agency collateralized mortgage obligations.

During the first quarter of 2003, a loss of $1.2 million was realized from the sale of $100 million of U.S. Agency collateralized mortgage obligations. The proceeds were reinvested in fifteen year U.S. Agency mortgage-backed securities. The increased interest income from the mortgage-backed securities is expected to earn back the loss in twenty-two months.

During the first quarter of 2002, a loss of $210,000 was realized from the sale of $100 million of U.S. Agency collateralized mortgage obligations. These securities were sold to reduce the maturity extension risk in the investment portfolio.

Management expects that investment securities will be sold at a loss during the second half of 2003 with the proceeds reinvested in fifteen year U.S. Agency mortgage-backed securities. Long-term interest rates increased by 1.00% during the month of July and management is anticipating realizing security losses of approximately $4 million during the second half of 2003. These losses are expected to be earned back over three years. Park has a history of restructuring the investment portfolio when interest rates increase, to take advantage of higher reinvestment opportunities.

Other Expense

Total other expense increased by $2.2 million or 7.6% to $30.5 million for the quarter ended June 30, 2003 compared to $28.3 million for the same period in 2002. Salaries and employee benefits expense increased by $825,000 or 5.3% to $16.5 million for the second quarter of 2003 compared to $15.7 million for the same period in 2002. The subcategory other expense increased by $1.0 million or 10.5% to $10.7 million for the three months ended June 30, 2003 compared to $9.7 million for the same period in 2002. This increase was primarily due to an increase in charitable contributions of $836,000 to $924,000 in 2003 compared to $88,000 in 2002. Charitable contribution expense for the first half of 2003 was $938,000 compared to $167,000 for the first six months in 2002. For the entire year 2002, charitable contribution expense was $703,000. Management anticipates that charitable contribution expense will be small during the second half of 2003.

Total other expense increased by $3.0 million or 5.2% to $60.6 million for the first half of 2003 compared to $57.6 million for the same period in 2002. Salaries and employee benefits expense increased by $2.1 million or 6.6% to $34.1 million for the first six months of 2003 compared to the same period in 2002. Full time equivalent employees were 1,629 at June 30, 2003 compared to 1,595 at June 30, 2002.

Federal Income Taxes

Federal income tax expense was $10.9 million and $20.6 million, respectively, for the three and six month periods ended June 30, 2003 compared to $9.1 million and $17.8 million for the same periods in 2002. The ratio of federal income tax expense to income before taxes was 30.2% for the three months ended June 30, 2003 and 29.9% for the six months ended June 30, 2003 compared to 29.3% and 29.0% for the same periods in 2002. The statutory rate was 35% for both 2003 and 2002. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                     AT JUNE 30, 2003 AND DECEMBER 31, 2002

Changes in Financial Condition and Liquidity

Total assets increased by $556 million or 12.5% to $5,002.5 million at June 30, 2003 compared to $4,446.6 million at December 31, 2002. Total loans decreased by $2 million or .1% to $2,690 million at June 30, 2003. The demand for commercial and commercial real estate loans improved during the first half of 2003 and the demand for consumer loans improved during the second quarter. Management is hopeful that total loans will increase during the second half of the year. Investment securities including federal funds sold and securities purchased under resale agreements increased by $502 million to $1,966 million at June 30, 2003. Part of this increase ($210 million) was due to the purchase of short-term investments to arbitrage the increase in short-term borrowings from the dollar-roll repos.

Total liabilities increased by $527 million or 13.4% to $4,464 million at June 30, 2003 compared to $3,937 million at December 31, 2002. Total borrowed money increased by $490 million to $866 million at June 30, 2003 compared to $376 million at December 31, 2002. Part of the increase in borrowed money was due to $210 million in short-term dollar-roll repos. Total deposits increased by $40 million to $3,535 million at June 30, 2003 compared to $3,495 million at December 31, 2002.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. Park's loan to asset ratio was 53.78% at June 30, 2003 compared to 60.54% at December 31, 2002 and 60.18% at June 30, 2002. Cash and cash equivalents totaled $293 million at June 30, 2003 compared to $239 million at December 31, 2002 and $159 million at June 30, 2002. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at June 30, 2003 was $538 million or 10.76% of total assets compared to $509 million or 11.45% of total assets at December 31, 2002 and $498 million or 11.09% of total assets at June 30, 2002.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 9.85% at June 30, 2003 and 10.72% at December 31, 2002. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 16.32% at June 30, 2003 and 16.51% at December 31, 2002. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.59% at June 30, 2003 and 17.78% at December 31, 2002.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2003. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2003:



                                                              TIER I           TOTAL
                                              LEVERAGE      RISK-BASED      RISK-BASED
                                              --------      ----------      ----------
Park National Bank                             5.96%           9.27%          12.66%
Richland Trust Company                         6.28%          11.41%          12.67%
Century National Bank                          6.10%          11.26%          13.69%
First-Knox National Bank                       5.86%           9.48%          13.25%
Second National Bank                           5.62%          10.16%          13.73%
United Bank, N.A.                              6.03%          12.67%          13.93%
Security National Bank                         5.62%          10.16%          13.73%
Citizens National Bank                         5.97%          12.81%          17.98%
Park National Corporation                      9.85%          16.32%          17.59%
Minimum Capital Ratio                          4.00%           4.00%           8.00%
Well Capitalized Ratio                         5.00%           6.00%          10.00%


At the July 21, 2003 Park National Corporation Board of Director's meeting, a cash dividend of $.83 per share was declared payable on September 10, 2003 to stockholders of record on August 25, 2003.

ITEM 3  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2002 Annual Report, which is incorporated by reference into our 2002 Form 10-K. However, as mentioned earlier in management's analysis of net interest income, the net interest margin for the first six months of 2003 was 4.66% and it is expected to be relatively stable at that level for the remainder of 2003.

ITEM 4 - CONTROLS AND PROCEDURES

         With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Park National Corporation and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

         In addition, there were no significant changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Not applicable

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          a.  Exhibits

               31.1 Rule 13a - 14(a) / 15d - 14(a) Certification (Chief Executive Officer)

               31.2 Rule 13a - 14(a) / 15d - 14(a) Certification (Chief Financial Officer)

               32.1     Section 1350 Certification
                        (Chief Executive Officer)

               32.2     Section 1350 Certification (Chief Financial Officer)


          b.  Reports on Form 8-K

                  On April 21, 2003, Park National Corporation furnished information regarding the press release announcing first quarter earnings for Park National Corporation, under Item 9 (which was also deemed provided under Item 12) in a Form 8-K. The press release was included as Exhibit 99.

                  On July 14, 2003, Park National Corporation furnished information regarding the press release announcing second quarter earnings for Park National Corporation under Item 9 (which was also deemed provided under Item 12) in a Form 8-K. The press release was included as Exhibit 99.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PARK NATIONAL CORPORATION

DATE:   August 8, 2003                     BY:   /s/C. Daniel DeLawder
        --------------                           ---------------------
                                                 C. Daniel DeLawder
                                                 President and Chief Executive
                                                 Officer

DATE:   August 8, 2003                     BY:   /s/John W. Kozak
        --------------                           ----------------
                                                 John W. Kozak
                                                 Chief Financial Officer