Form 10-Q
period 2003-09-30
PARK NATIONAL CORP /OH/
filed 2003-11-07
CIK 805676

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 1-13006

                            Park National Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                       31-1179518
--------------------------------            ------------------------------------
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

                               Yes  [X]  No  [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes  [X]  No  [ ]

13,770,899 Common shares, no par value, outstanding at October 31, 2003.

                            PARK NATIONAL CORPORATION

                                    CONTENTS

                                                                                                               Page
                                                                                                              ------
PART I.   FINANCIAL INFORMATION                                                                                   3

     Item 1.  Financial Statements                                                                             3-12

              Consolidated Condensed Balance Sheets as of September 30, 2003 and
              December 31, 2002 (unaudited)                                                                       3

              Consolidated Condensed Statements of Income for the Three Months and Nine Months
              ended September 30, 2003 and 2002 (unaudited)                                                    4, 5

              Consolidated Condensed Statements of Changes in Stockholders' Equity for the Nine
              Months ended September 30, 2003 and 2002 (unaudited)                                                6

              Consolidated Condensed Statements of Cash Flows for the Nine Months ended September
              30, 2003 and 2002 (unaudited)                                                                    7, 8

              Notes to Consolidated Financial Statements                                                       9-13

     Item 2.  Management's Discussion and analysis of Financial Condition and Results of Operations           13-23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         24

     Item 4.  Controls and Procedures                                                                            24

PART II.  OTHER INFORMATION                                                                                      25

     Item 1.  Legal Proceedings                                                                                  25

     Item 2.  Changes in Securities and Use of Proceeds                                                          25

     Item 3.  Defaults Upon Senior Securities                                                                    25

     Item 4.  Submission of Matters to a Vote of Security Holders                                                25

     Item 5.  Other Information                                                                                  25

     Item 6.  Exhibits and Reports on Form 8-K                                                                   25

SIGNATURES                                                                                                       26

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                      September 30,       December 31,
                                                          2003               2002
                                                       ------------       ------------
Assets:
  Cash and due from banks                              $   142,477        $   157,088
  Federal funds sold                                        18,000             81,700
  Interest bearing deposits                                     50                 50
  Securities available-for-sale, at fair value
    (amortized cost of $1,562,365 and $993,317
    at September 30, 2003 and December 31, 2002)         1,589,234          1,030,264

  Securities held-to-maturity, at amortized cost
    (fair value approximates $87,821 and $360,688
    at September 30, 2003 and December 31, 2002)            86,704            352,878

  Loans (net of unearned interest)                       2,711,362          2,692,187
  Allowance for possible loan losses                        64,476             62,028
        Net loans                                        2,646,886          2,630,159

  Bank premises and equipment, net                          37,450             38,734
  Bank owned life insurance                                 81,718             74,355
  Other assets                                              83,263             81,397
                                                       -----------        -----------
            Total assets                               $ 4,685,782        $ 4,446,625
                                                       -----------        -----------

Liabilities and Stockholders' Equity:
  Deposits:
    Noninterest bearing                                $   522,865        $   594,157
    Interest bearing                                     2,881,188          2,900,978
        Total deposits                                   3,404,053          3,495,135
                                                       -----------        -----------

  Short-term borrowings                                    505,187            188,878
  Long-term debt                                           185,954            187,226
  Other liabilities                                         54,822             66,094
                                                       -----------        -----------
        Total liabilities                                4,150,016          3,937,333
                                                       -----------        -----------

  Stockholders' Equity:
   Common stock (No par value; 20,000,000 shares
    authorized; 14,542,373 shares issued in 2003
    and 14,540,449 issued in 2002)                         105,898            105,768
   Retained earnings                                       480,507            446,300
   Treasury stock (772,841 shares in 2003
    and 748,483 shares in 2002)                            (68,218)           (65,194)
   Accumulated other comprehensive income,
    net of taxes                                            17,579             22,418
                                                       -----------        -----------
      Total stockholders' equity                           535,766            509,292
                                                       -----------        -----------

            Total liabilities and
               stockholders' equity                    $ 4,685,782        $ 4,446,625
                                                       -----------        -----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                       --------------------------        -------------------------
                                                         2003              2002            2003            2002
                                                       ---------        ---------        ---------       ---------
Interest income:

   Interest and fees on loans                          $  45,696        $  51,596        $ 139,205       $ 156,294
   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities                16,615           18,976           56,325          58,530
      Obligations of states
         and political subdivisions                        1,533            1,719            4,706           5,277

   Other interest income                                     207              111              649             274
                                                       ---------        ---------        ---------       ---------
         Total interest income                            64,051           72,402          200,885         220,375
                                                       ---------        ---------        ---------       ---------

Interest expense:

   Interest on deposits:
      Demand and savings deposits                          1,763            3,275            6,403           9,728
      Time deposits                                        9,743           13,829           31,484          43,363

   Interest on borrowings:
      Short-term borrowings                                  685              760            1,873           2,761
      Long-term debt                                       2,510            2,608            7,974           8,447

                                                       ---------        ---------        ---------       ---------
                       Total interest expense             14,701           20,472           47,734          64,299
                                                       ---------        ---------        ---------       ---------

            Net interest income                           49,350           51,930          153,151         156,076
Provision for loan losses                                  3,156            3,194            9,425          11,357
                       Net interest income after
                       provision for loan losses          46,194           48,736          143,726         144,719
Other income                                              16,140           12,229           48,995          35,198
                                                       ---------        ---------        ---------       ---------
Gain (loss) on sale of securities                         (4,474)               -           (5,387)           (210)
                                                       ---------        ---------        ---------       ---------


                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                                     Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
                                                                -----------------------------        ----------------------------
                                                                    2003              2002              2003             2002
                                                                -----------       -----------       -----------       -----------
Other expense:

   Salaries and employee benefits                               $    16,566       $    16,039       $    50,619       $    47,982
   Occupancy expense                                                  1,775             1,503             5,178             4,531
   Furniture and equipment expense                                    1,610             1,493             4,837             4,499
   Other expense                                                      9,407            10,272            29,283            29,851
                                                                -----------       -----------       -----------       -----------
      Total other expense                                            29,358            29,307            89,917            86,863

                       Income before federal income taxes            28,502            31,658            97,417            92,844

Federal income taxes                                                  8,302             9,585            28,928            27,351
                                                                -----------       -----------       -----------       -----------
                       Net income                               $    20,200       $    22,073       $    68,489       $    65,493
                                                                ===========       ===========       ===========       ===========

PER SHARE:

   Net income:
      Basic                                                     $      1.47       $      1.59       $      4.97       $      4.71
                                                                ===========       ===========       ===========       ===========
      Diluted                                                   $      1.46       $      1.59       $      4.95       $      4.70
                                                                ===========       ===========       ===========       ===========

   Weighted average
      Basic                                                      13,764,381        13,847,583        13,768,775        13,901,345
                                                                ===========       ===========       ===========       ===========
      Diluted                                                    13,880,422        13,871,544        13,849,082        13,934,287
                                                                ===========       ===========       ===========       ===========

   Cash dividends declared                                      $      0.83       $      0.76       $      2.49       $      2.28
                                                                ===========       ===========       ===========       ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

                                                                                                         Accumulated
                                                                                             Treasury       Other
                                                                     Common     Retained       Stock    Comprehensive  Comprehensive
 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002                       Stock      Earnings      at Cost      Income          Income
                                                                   ---------    ---------   ----------  -------------  -------------
BALANCE AT DECEMBER 31, 2001                                       $ 105,771    $ 403,870   ($ 50,000)  $   8,705
   Net Income                                                                      65,493                               $   65,493
     Accumulated other comprehensive income,
         net of income taxes of $ 8,007                                                                    14,871           14,871
                                                                                                                        ----------
      Total comprehensive income                                                                                        $   80,364
                                                                                                                        ==========
     Cash dividends on common stock:
      Park at $2.28 per share                                                     (31,688)
   Cash paid for fractional shares - 18 shares                            (1)
   Treasury stock purchased - 153,404 shares                                                  (14,200)
   Treasury stock reissued for stock options - 44,556
      shares                                                                                    2,738
                                                                   ---------    ---------   ---------   ---------
BALANCE AT SEPTEMBER 30, 2002                                      $ 105,770    $ 437,675   ($ 61,462)  $  23,576
                                                                   =========    =========   =========   =========
BALANCE AT DECEMBER 31, 2002                                       $ 105,768    $ 446,300   ($ 65,194)  $  22,418
   Net Income                                                                   $  68,489                               $   68,489
     Accumulated other comprehensive income,  net of tax:
          Reverse additional minimum liability for pension
             plan, net of taxes $860                                                                        1,598
          Unrealized net holding loss on securities
             available-for-sale, net of tax benefit of $3,466                                              (6,437)          (4,839)
                                                                                                                        ----------
      Total comprehensive income                                                                                        $   63,650
                                                                                                                        ==========
    Cash dividends on common stock:
      Park at $2.49 per share                                                     (34,282)
    Shares issued for stock options - 1,924                               68
    Tax benefit from exercise of stock options                            62
   Treasury stock purchased - 73,189 shares
                                                                                               (7,275)
   Treasury stock reissued for stock options - 48,831 shares
                                                                                                4,251
                                                                   ---------    ---------   ---------   ---------
BALANCE AT SEPTEMBER 30, 2003                                      $ 105,898    $ 480,507   ($ 68,218)  $  17,579
                                                                   =========    =========   ==========  =========

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            --------------------------
                                                                                2003           2002
                                                                            -----------    -----------
Operating activities:

Net income                                                                  $    68,489    $    65,493
                                                                            -----------    -----------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Accretion, depreciation and amortization                                      (4,677)        (2,525)
   Provision for loan losses                                                      9,425         11,357
   Amortization of the excess of cost over
      net assets of banks purchased                                               1,748          3,444
   Realized investment security losses                                            5,387            210

   Changes in assets and liabilities:
     (Increase) decrease in other assets                                         (7,336)           892
     Increase (decrease) in other liabilities                                     1,789         (8,244)

                                                                            -----------    -----------
                   Net cash provided from operating activities                   74,825         70,627
                                                                            -----------    -----------

Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                487,944         99,673
Proceeds from maturity of:
   Available-for-sale securities                                              2,153,513        775,311
   Held-to-maturity securities                                                  607,830          1,436
Purchases of:
   Available-for-sale securities                                             (3,210,590)      (764,794)
   Held-to-maturity securities                                                 (341,656)             -
Net (increase) decrease in loans                                                (22,504)        61,641
Purchases of premises and equipment, net                                         (2,989)        (3,065)

                                                                            -----------    -----------
                   Net cash (used by) provided from investing activities       (328,452)       170,202
                                                                            -----------    -----------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   ----------------------
                                                                      2003         2002
                                                                   ---------    ---------
Financing activities:

Net (decrease) increase in deposits                               ($  91,082)   $ 178,108
Net increase (decrease) in short-term borrowings                     316,309     (139,034)
Cash paid for fractional shares                                            -           (1)
Exercise of stock options                                                130            -
Purchase of treasury stock, net                                       (3,024)     (11,462)
Long-term debt issued                                                175,000            -
Repayment of long-term debt                                         (176,272)    (190,281)
Cash dividends paid                                                  (45,745)     (42,286)

           Net cash provided from (used by) financing activities     175,316     (204,956)

           (Decrease) increase in cash and cash equivalents          (78,311)      35,873

           Cash and cash equivalents at beginning of year            238,788      169,143

                                                                   ---------    ---------
           Cash and cash equivalents at end of period              $ 160,477    $ 205,016
                                                                   =========    =========

Supplemental disclosures of cash flow information:

           Cash paid for:
                  Interest                                         $  49,432    $  66,762
                                                                   ---------    ---------
                  Income taxes                                     $  28,800    $  27,850
                                                                   ---------    ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2003 and 2002.

Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2003.

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

Note 2 - Intangible Assets

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the standards, goodwill and indefinite lived intangible assets are no longer amortized and are subject to annual impairment tests. Other intangible assets, such as core deposit intangibles, continue to be amortized over their useful lives.

Park had approximately $7.5 million of goodwill included in other assets at September 30, 2003 and December 31, 2002. This goodwill was evaluated for impairment during the first quarter of each of 2002 and 2003 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.5 million. No amortization expense is being recorded on the goodwill in 2003 and none was recorded in 2002.

Park also had core deposit intangibles included in other assets of $6.8 million at September 30, 2003 and $8.5 million at December 31, 2002. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $582,500 for the third quarter of 2003 compared to $1,493,500 for the third quarter of 2002 and was $1,747,500 for the first nine months of 2003 compared to $3,443,500 for the first nine months of 2002.

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


                                                                 (In Thousands)
                                                   -----------------------------------------
                                                    Three Months Ended     Nine Months Ended
                                                      September 30,          September 30,
                                                   -------------------     -----------------
                                                     2003      2002         2003      2002
                                                     ----      ----         ----      ----
Beginning of Period                                $65,525   $ 63,030      $62,028  $ 59,959
Provision for Loan Losses                            3,156      3,194        9,425    11,357
Losses Charged to the Reserve                       <5,921>    <3,998>     <12,103>  <12,704>
Recoveries                                           1,716      1,427        5,126     5,041
                                                   -------   --------      -------  --------
End of Period                                      $64,476   $ 63,653      $64,476  $ 63,653
                                                   =======   ========      =======  ========

Note 4- Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2003 and 2002.

                                           (Dollars in thousands, except per share data)
                                        -----------------------------------------------------
                                            Three Months Ended          Nine Months Ended
                                               September 30,              September 30,
                                        -------------------------   -------------------------
                                           2003           2002          2003         2002
                                           ----           ----          ----         ----
Numerator:
Net Income                              $    20,200   $    22,073   $    68,489   $    65,493

Denominator:
Denominator for basic earnings per
share (weighted-average shares)          13,764,381    13,847,583    13,768,775    13,901,345

Effect of dilutive securities               116,041        23,961        80,307        32,942

Denominator for diluted earnings
 per share (adjusted weighted-average
 shares & assumed conversions)           13,880,422    13,871,544    13,849,082    13,934,287

Earnings per share:
Basic earnings per share                $      1.47   $      1.59   $      4.97   $      4.71
Diluted earnings per share              $      1.46   $      1.59   $      4.95   $      4.70

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

                                          Operating Results for the Three Months Ended September 30, 2003 (In Thousands)
                                          ------------------------------------------------------------------------------
                                PNB       RTC       CNB      FKNB       UB       SNB         SEC      CIT    All Other       Total
                                ---       ---       ---      ----       --       ---         ---      ---    ---------       -----
Net Interest Income        $   15,029  $  5,003  $  4,688  $  7,838  $  1,907  $  3,370  $  7,708  $  1,534   $  2,273    $   49,350
Provision for Loan Losses       1,080       330       225       666        90       150       405        90        120         3,156
Other Income                    3,870     1,095     1,250     1,950       848       607     1,795        84        167        11,666
Other Expense                   8,799     2,508     2,876     3,966     1,454     1,825     5,030     1,138      1,762        29,358
Net Income                 $    6,256  $  2,153  $  1,902  $  3,495  $    828  $  1,413  $  2,780  $    278   $  1,095    $   20,200
Balances at
 September 30, 2003
Assets                     $1,612,904  $483,801  $446,193  $742,036  $222,206  $360,969  $849,885  $194,247  ($226,459)   $4,685,782

                                     Operating Results for the Three Months Ended September 30, 2002 (In Thousands)
                                     ------------------------------------------------------------------------------
                              PNB         RTC      CNB       FKNB       UB       SNB       SEC       CIT     All Other     Total
                              ---         ---      ---       ----       --       ---       ---       ---     ---------     -----
Net Interest Income        $   15,479  $  5,553  $  4,851  $  7,832  $  2,257  $  3,489  $  8,647  $  1,717   $  2,105   $   51,930
Provision for Loan Losses       1,095       360       240       624        90       150       420        90        125        3,194
Other Income                    5,260       932     1,309     1,450       442       509     1,860       359        108       12,229
Other Expense                   8,751     3,232     2,659     3,687     1,433     1,845     4,903     1,228      1,569       29,307
Net Income                 $    7,299  $  1,912  $  2,168  $  3,411  $    798  $  1,423  $  3,497  $    516   $  1,049   $   22,073
Balances at
  September 30, 2002
Assets                     $1,411,458  $468,923  $436,623  $666,570  $196,863  $330,849  $849,815  $170,194  ($ 90,573)  $4,440,722

                                       Operating Results for the Nine Months Ended September 30, 2003 (In Thousands)
                                       -----------------------------------------------------------------------------
                                  PNB       RTC       CNB      FKNB       UB        SNB       SEC       CIT      All Other    Total
                                  ---       ---       ---      ----       --        ---       ---       ---      ---------    -----
Net Interest Income            $ 46,159  $ 16,030  $ 14,553  $ 23,589  $  6,486  $ 10,394  $ 24,417  $  4,895    $  6,628   $153,151
Provision for Loan Losses         3,540       690       675     1,998       270       450     1,215       270         317      9,425
Other Income                     17,773     3,785     4,424     5,256     2,143     2,093     6,711       935         488     43,608
Other Expense                    27,362     7,588     8,476    12,040     4,396     5,487    14,769     3,376       6,423     89,917
Net Income                     $ 22,709  $  7,603  $  6,560  $ 10,100  $  2,723  $  4,596  $ 10,257  $  1,497    $  2,444   $ 68,489

                                         Operating Results for the Nine Months Ended September 30, 2002 (In Thousands)
                                         -----------------------------------------------------------------------------
                               PNB         RTC       CNB      FKNB       UB       SNB        SEC       CIT    All Other    Total
                               ---         ---       ---      ----       --       ---        ---       ---    ---------    -----
Net Interest Income         $ 46,819    $ 17,032  $ 14,936  $ 22,805  $  6,633  $ 10,370  $ 26,258  $  5,185  $  6,038   $156,076
Provision for Loan Losses      4,010       1,355       720     2,297       270       575     1,260       595       275     11,357
Other Income                  15,136       2,495     3,539     4,375     1,059     1,137     5,813     1,113       321     34,988
Other Expense                 26,092       8,735     8,013    11,169     4,376     5,397    14,529     3,423     5,129     86,863
Net Income                  $ 21,968    $  6,232  $  6,489  $  9,465  $  2,169  $  3,967  $ 11,088  $  1,567  $  2,548   $ 65,493

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the three and nine month periods ended September 30, 2003 and 2002. The reconciling amounts for consolidated total assets at September 30, 2003 and 2002 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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

                                                       (Dollars in thousands, except per share data)
                                                       ---------------------------------------------
                                                         Three Months Ended      Nine Months Ended
                                                            September 30,           September 30,
                                                       ----------------------   --------------------
                                                           2003       2002        2003       2002
                                                       ----------   ---------   --------   ---------
Net income as reported                                 $   20,200   $  22,073   $ 68,489   $ 65,493
Deduct:
Total stock-based employee
  compensation expense determined
  under fair value method, net of related tax effects         (40)        (24)    (1,852)    (1,714)
Pro forma net income                                   $   20,160   $  22,049   $ 66,637   $ 63,779

Basic earnings per share as reported                   $     1.47   $    1.59   $   4.97   $   4.71
Pro forma basic earnings per share                     $     1.46   $    1.59   $   4.84   $   4.59
Diluted earnings per share as reported                 $     1.46   $    1.59   $   4.95   $   4.70
Pro forma diluted earnings per share                   $     1.45   $    1.59   $   4.81   $   4.58

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

    Comparison of Results of Operations for the Three and Nine Month Periods
                       Ended September 30, 2003 and 2002.

Summary Discussion of Results

Net income decreased by $1.9 million or 8.5% to $20.2 million for the three months ended September 30, 2003 compared to $22.1 million for the same period in 2002. For the first nine months of 2003, net income increased by $3.0 million or 4.6% to $68.5 million compared to $65.5 million for the same period in 2002. The annualized, net income to average asset ratio (ROA) was 1.72% for the third quarter of 2003 and 1.90% for the first nine months of 2003, compared to 1.96% for the third quarter of 2002 and 1.97% for the first nine months of 2002. The annualized, net income to average equity ratio (ROE) was 15.37% for the third quarter of 2003 and 17.75% for the first nine months of 2003, compared to 17.74% for the third quarter of 2002 and 18.17% for the first nine months of 2002.

Diluted earnings per share decreased by 8.2% to $1.46 for the third quarter of 2003 and increased by 5.3% to $4.95 for the first nine months of 2003.

Net losses from the sale of investment securities totaled $4.5 million for the quarter ended September 30, 2003, and $5.4 million for the first nine months of 2003. There were no net losses from the sale of investment securities during the third quarter of 2002 and $210,000 in net losses for the first nine months of 2002. Long-term interest rates increased during the quarter and the proceeds from the sale of investment securities were reinvested in higher yielding U.S. Government Agency fifteen year mortgage-backed securities. Management expects that the net losses from the sale of investment securities will be earned back in three years from the higher reinvestment rate on the mortgage-backed securities.

Total Other Income increased by $3.9 million or 32.0% to $16.1 million for the three months ended September 30, 2003 and increased by $13.8 million or 39.2% for the nine months ended September 30, 2003. The large increase for both periods was primarily due to the increase in fee income earned from the origination and sale of fixed rate mortgage loans. Long-term interest rates continued to be low throughout the first seven months of 2003, and management was able to reallocate resources so that mortgage loan customers were able to generally close on their mortgage loan within thirty days from application to closing. Fixed rate mortgage loans totaling approximately $768 million were originated and sold during the first nine months of 2003, compared to approximately $276 million for the first nine months of 2002. With the increase in long-term interest rates in August, fixed rate mortgage loan originations have decreased sharply. Total Other Income during the fourth quarter of 2003 is expected to be much less than in each of the first three quarters of 2003.

Net Interest Income Comparison for the Third Quarter of 2003 and 2002

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income decreased by $2.6 million or 5.0% to $49.35 million for the three months ended September 30, 2003 compared to $51.93 million for the third quarter of 2002. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2003 with the same quarter in 2002.


                                                      Three Months Ended September 30,
                                                               (In Thousands)
                                              -------------------------------------------------
                                                       2003                       2002
                                              -----------------------   -----------------------
                                                              Tax                       Tax
                                               Average     Equivalent    Average     Equivalent
                                               Balance         %         Balance         %
                                              ----------   ---------    ----------   ----------
Loans                                         $2,700,373     6.74%      $2,717,057     7.57%
Taxable Investments                            1,495,549     4.43%       1,279,559     5.88%
Tax Exempt Investments                           127,011     7.15%         142,895     7.03%
Federal Funds Sold and Securities Purchased
  under Resale Agreements                         31,736     1.36%          22,959     1.92%
Interest Earning Assets                       $4,354,669     5.92%      $4,162,470     7.00%

Interest Bearing Deposits                     $2,911,736     1.57%      $2,951,314     2.30%
Short-term Borrowings                            400,626      .68%         210,780     1.43%
Long-term Debt                                   236,245     4.21%         233,965     4.42%
Interest Bearing Liabilities                  $3,548,607     1.64%      $3,396,059     2.39%
Excess Interest Earning Assets                  $806,062     4.28%        $766,411     4.61%
Net Interest Margin                                          4.58%                     5.05%

Average interest earning assets increased by $192 million or 4.6% for the quarter ended September 30, 2003 compared to the same quarter in 2002. The average yield on interest earning assets decreased to 5.92% for the third quarter of 2003 compared to 7.00% for the third quarter of 2002.

Average loan totals decreased by $17 million or .6% to $2,700 million for the quarter ended September 30, 2003 compared to the same quarter in 2002. At September 30, 2003, total loans outstanding were $2,711 million compared to $2,692 million at December 31, 2002, an increase of $19 million. During the full year 2002, total loans decreased by $104 million or 3.7%. Total loans also decreased by $160 million or 5.4% for the full year 2001. The outstanding balances for commercial and commercial real estate loans increased during the first nine months of 2003, and the outstanding balances for consumer loans and leases secured by automobiles increased during the second and third quarters of 2003. Management expects that the demand for commercial and consumer loans will continue to be moderately strong during the fourth quarter of 2003, as the economy continues to recover from the recession of 2001.

The demand for fixed rate long-term residential mortgage loans has been strong for the past several quarters and was especially strong during the first eight months of 2003. This activity, the origination and sale of fixed rate mortgage loans, produced a significant increase in fee income during the past few quarters, but did not increase loan totals since the loans are sold. Many borrowers have taken advantage of low long-term interest rates to refinance their adjustable rate mortgage loan into a fixed rate mortgage loan which reduces the loan balances reported on Park's balance sheet. Residential real estate loans decreased by $37 million or 3.7% during the first nine months of 2003, compared to a decrease of $76 million or 7.0% for the year 2002 and a decrease of $88 million or 7.6% for the year 2001.

During the month of August 2003, long-term interest rates increased sharply and reduced the demand for fixed rate residential mortgage loans. Mortgage loan origination volume was still quite strong during the months of July and August as borrowers locked in their mortgage rate during June and July. The demand for adjustable rate mortgage loans has increased as a result of the higher long-term interest rates. Management expects that real estate loan balances will start growing during the fourth quarter, if long-term interest rates remain at the higher levels of recent months.

The average yield on the loan portfolio was 6.74% for the third quarter of 2003 compared to 7.57% for the same period in 2002. The average prime lending rate was 4.00% for the third quarter of 2003 compared to 4.75% for the same period in 2002. The yield on the loan portfolio is expected to decrease next quarter as variable rate loans reprice lower and new loan originations have an average rate that is lower than the current loan portfolio rate.

Average investment securities including federal funds sold increased by $209 million or 14.5% to $1,654 million for the third quarter of 2003 compared to $1,445 million for the same period in 2002. The increase in the investment portfolio was primarily funded by an increase in short-term borrowings.

The average yield on taxable investment securities decreased to 4.43% for the third quarter of 2003 compared to 5.88% for the same quarter in 2002. The average yield on tax exempt investments increased to 7.15% for the third quarter of 2003 compared to 7.03% for the same period in 2002. No tax exempt securities were purchased in the past year and the tax exempt securities that matured yielded less than the average portfolio rate. The average yield on federal funds sold and securities purchased under resale agreements was 1.36% for the three months ended September 30, 2003 compared to 1.92% for the same quarter in 2002.

During the third quarter of 2003, Park borrowed on average $183 million of short-term borrowings (dollar-roll repos) at an average interest rate of .25% and reinvested the funds in short-term taxable securities and securities purchased under resale agreements at an average yield of 1.04%. This large investment in short-term securities reduced the yield on investments and earning assets for the quarter but contributed approximately $364,000 to net interest income for the quarter.

At September 30, 2003, Park's investment portfolio had an average tax equivalent yield of 4.28% and a weighted average life of 2.8 years. Excluding the short-term securities that were being used to arbitrage the dollar-roll repos, the average tax equivalent yield on the investment portfolio was 5.05% and the average life was 3.4 years. As mentioned previously, long-term interest rates increased sharply during the month of August 2003. Park took advantage of the higher interest rates and sold some investments at a loss during the third quarter and reinvested the proceeds at a higher interest rate. This transaction decreased third quarter earnings but will increase future earnings. Management expects that security losses of approximately $.75 million could be realized during the fourth quarter of 2003.

Average interest bearing liabilities increased by $153 million or 4.5% to $3,549 million for the quarter ended September 30, 2003 compared to the same quarter in 2002. Average interest bearing deposits decreased by $40 million or 1.3% to $2,912 million for the third quarter of 2003 compared to the third quarter of 2002.

Average short-term borrowings increased by $190 million to $401 million for the third quarter of 2003 compared to $211 million for the third quarter of 2002. The large increase was due to the dollar-roll repo borrowings at a weighted average rate of .25% for the quarter. The borrowings were secured by U.S. Government Agency fifteen year mortgage-backed securities.

Average long-term debt was $236 million for the quarter ended September 30, 2003, and $234 million for the same period in 2002.

The average cost of interest bearing liabilities decreased by .75% to 1.64% in 2003 compared to 2.39% in 2002. The average cost of interest bearing deposits decreased by .73% to 1.57% in 2003 compared to 2.30% in 2002.

The average cost of short-term borrowings decreased by .75% to .68% in 2003 compared to 1.43% in 2002 as the average cost of the dollar-roll repos was .25% for the quarter. The average cost of long-term debt was 4.21% in 2003 and 4.42% in 2002.

Net interest income decreased by $2.6 million to $49.35 million in the third quarter of 2003 compared to $51.93 million for the same period in 2002. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .33% to 4.28% for the third quarter of 2003 compared to 4.61% in 2002. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .47% to 4.58% in 2003 compared to 5.05% in 2002.

Net Interest Income Comparison for the First Nine Months of 2003 and 2002

Net interest income decreased by $2.9 million or 1.9% to $153.2 million for the nine months ended September 30, 2003 compared to $156.1 million for the same period in 2002. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2003 with the same period in 2002.

                         Nine Months Ended September 30,
                                 (In Thousands)

                                                              2003                       2002
                                                     -----------------------    -----------------------
                                                                     Tax                        Tax
                                                      Average     Equivalent     Average     Equivalent
                                                      Balance         %          Balance         %
                                                     ----------   ----------    ----------   ----------
Loans                                                $2,687,076      6.96%      $2,722,131      7.71%
Taxable Investments                                   1,656,431      4.57%       1,272,988      6.15%
Tax Exempt Investments                                  129,510      7.24%         145,786      7.10%
Federal Funds Sold and Securities Purchased under
Resale Agreements                                        31,628      1.28%          19,101      1.92%
Interest Earning Assets                              $4,504,645      6.05%      $4,160,006      7.19%

Interest Bearing Deposits                            $2,907,782      1.74%       2,896,377      2.45%
Short-term Borrowings                                   540,821       .46%         242,897      1.52%
Long-term Debt                                          280,774      3.80%         273,453      4.13%
Interest Bearing Liabilities                         $3,729,377      1.71%      $3,412,727      2.52%
Excess Interest Earning Assets                       $  775,268      4.34%      $  747,279      4.67%
Net Interest Margin                                                  4.63%                      5.12%

Average interest earning assets increased by $345 million or 8.3% to $4,505 million for the nine months ended September 30, 2003 compared to the same period in 2002. Average loans decreased by $35 million or 1.3% to $2,687 million for the first nine months of 2003 compared to the same period in 2002. The yield on loans declined to 6.96% for the first nine months of 2003 compared to 7.71% for the same period in 2002. The average prime lending rate was 4.17% for the first nine months of 2003 compared to 4.75% for the first nine months of 2002.

Average investment securities including federal funds sold and securities purchased under resale agreements increased by $380 million or 26.4% to $1,818 million for the first nine months of 2003 compared to the same period in 2002. The large increase was primarily due to the purchase of short-term investment securities to arbitrage the dollar-roll repo borrowings, which averaged $304 million for the first nine months of 2003. The yield on taxable investment securities was 4.57% for the first nine months of 2003 compared to 6.15% for the same period in 2002.

Average interest bearing liabilities increased by $317 million or 9.3% to $3,729 million for the first nine months compared to the same period in 2002. Average interest bearing deposits increased by $11 million to $2,908 million for the first nine months of 2003 compared to the same period in 2002. The average cost of interest bearing deposits decreased to 1.74% for the first nine months of 2003 compared to 2.45% for the same period in 2002.

Average short-term borrowings increased by $298 million to $541 million for the first nine months of 2003 compared to $243 million for the same period in 2002. The average cost of short-term borrowings decreased to .46% for the first nine months of 2003 compared to 1.52% for the same period in 2002. The increase in average short-term borrowings in 2003 was due to the dollar-roll repos, which had an average balance of $304 million for the first nine months of the year at an average cost of .04%. Park did not have any dollar-roll repo borrowings in 2002.

The average cost of interest bearing liabilities decreased by .81% to 1.71% for the first nine months of 2003 compared to 2.52% for the same period in 2002. However, the yield on average earning assets decreased by 1.14% to 6.05% for the first nine months of 2003 compared to 7.19% for the same period in 2002. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .33% to 4.34% in 2003 compared to 4.67% in 2002. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by ..49% to 4.63% in 2003 from 5.12% in 2002. Management expects that the net interest margin will stabilize at approximately 4.63% for the next few quarters.

Provision for Loan Losses

The provision for loan losses was $3.2 million and $9.4 million, respectively, for the third quarter and first nine months of 2003 compared to $3.2 million and $11.4 million for the same periods in 2002. Net charge-offs were $4.2 million and $7.0 million, respectively, for the three and nine month periods ended September 30, 2003 compared to $2.6 million and $7.7 million for the same periods in 2002. Nonperforming loans defined as loans that are 90 days or more past due, renegotiated loans, and nonaccrual loans were $25.0 million or .92% of loans at September 30, 2003 compared to $26.5 million or .98% of loans at December 31, 2002 and $26.4 million or .97% of loans at September 30, 2002. The reserve for loan losses as a percentage of outstanding loans was 2.38% at September 30, 2003 compared to 2.30% at December 31, 2002 and 2.33% at September 30, 2002. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income

Noninterest income increased by $3.9 million or 32.0% to $16.1 million for the three months ended September 30, 2003 and increased by $13.8 million or 39.2% to $49.0 million for the nine months ended September 30, 2003 compared to the same periods in 2002. The following is a summary of the change in noninterest income.

                                          Three Months Ended            Nine Months Ended
                                            September 30,                 September 30,
                                            -------------                 -------------
          (In Thousands)               2003      2002     Change     2003      2002     Change
-----------------------------------    ----      ----     ------     ----      ----     ------
Fees from Fiduciary Activities        $ 2,691   $ 1,963   $  728   $ 7,551   $ 6,481   $ 1,070
Service Charges on Deposit Accounts     3,665     3,636       29    10,674    10,226       448
Other Service Income                    5,818     3,017    2,801    18,683     7,786    10,897
Other Income                            3,966     3,613      353    12,087    10,705     1,382
Total                                 $16,140   $12,229   $3,911   $48,995   $35,198   $13,797

The large increase in Other Service Income for both the three and nine month periods ended September 30, 2003, was primarily due to the large increase in fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. During the first nine months of 2003, approximately $768 million of fixed rate mortgage loans were originated and sold, compared to $276 million for the first nine months of 2002.

Management expects that fixed rate mortgage loan volume will decrease sharply during the fourth quarter due to the increase in long-term interest rates, and as a result Other Service Income is expected to significantly decrease from the third quarter level of $5.8 million.

Fees from Fiduciary Activities and Service Charges on Deposits are expected to continue to increase during the fourth quarter of 2003 due to both an increase in the expected number of customers and an increase in the fees charged for those services.

The increase in Other Income was primarily due to increases in check card and ATM transactions for both the three and nine month periods ended September 30, 2003. The fees earned from check card transactions decreased in August as a result of a settlement that Visa reached with a number of retailers. Other Income increased by 9.8% for the quarter ended September 30, 2003 and increased by 12.9% for the first nine months of 2003 compared to the same periods in 2002. The reduction in check card fee income is expected to be about $90,000 per month as a result of the Visa settlement, and as a result, Other Income is expected to produce a smaller increase in fee income for the fourth quarter of 2003.

Gain (Loss) on Sale of Securities

The net loss from the sale of investment securities was $4.5 million for the three months ended September 30, 2003. The proceeds from the sale of $339 million of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities were reinvested in higher yielding fifteen year U.S. Government Agency mortgage-backed securities. Management expects that the loss from the sale of securities will be earned back from the higher reinvestment rate over the next three years.

For the nine months ended September 30, 2003, the net loss from the sale of investment securities was $5.4 million and $210,000 for the same period in 2002.

Management expects that additional investment securities may be sold at a loss of approximately $.75 million during the fourth quarter of 2003.

Other Expense

Total other expense was $29.4 million for the three months ended September 30, 2003, compared to $29.3 million for the same period in 2002. Salaries and employee benefits expense increased by $527,000 or 3.3% to $16.57 million for the third quarter of 2003 compared to $16.04 million for the same period in 2002. The subcategory of other expense decreased by $865,000 to $9.4 million for the third quarter of 2003. This decrease was primarily due to a decrease of $911,000 in the amortization of intangible assets. See Note 2 of the Notes to Consolidated Financial Statements for a discussion of the accounting for intangible assets.

Total other expense increased by $3.1 million or 3.5% to $89.92 million for the first nine months of 2003, compared to $86.86 million for the same period in 2002. Salaries and employee benefits expense increased by $2.6 million or 5.5% to $50.6 million for the first nine months of 2003 compared to the same period in 2002. Full time equivalent employees were 1,650 at September 30, 2003 compared to 1,590 at September 30, 2002.

Federal Income Taxes

Federal income tax expense was $8.3 million and $28.9 million, respectively, for the three and nine month periods ended September 30, 2003 compared to $9.6 million and $27.4 million for the same periods in 2002. The ratio of federal income tax expense to income before taxes was 29.1% for the three months ended September 30, 2003 and 29.7% for the nine months ended September 30, 2003 compared to 30.3% and 29.5% for the same periods in 2002. The statutory rate was 35% for both 2003 and 2002. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                   AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

Changes in Financial Condition and Liquidity

Total assets increased by $239 million or 5.4% to $4,686 million at September 30, 2003 compared to $4,447 million at December 31, 2002. Total loans increased by $19 million to $2,711 million at September 30, 2003. The demand for commercial and commercial real estate loans improved during the first nine months of 2003 and the demand for consumer loans improved during the second and third quarters. Investment securities including federal funds sold increased by $311 million to $1,694 million at September 30, 2003. Part of this increase ($305 million) was due to the purchase of short-term investments to arbitrage the increase in short-term borrowings from dollar-roll repos.

Total liabilities increased by $213 million or 5.4% to $4,150 million at September 30, 2003 compared to $3,937 million at December 31, 2002. Total borrowed money increased by $315 million to $691 million at September 30, 2003 compared to $376 million at December 31, 2002. The increase in borrowed money was due primarily to $305 million in short-term dollar-roll repos. Total deposits decreased by $91 million to $3,404 million at September 30, 2003 compared to $3,495 million at December 31, 2002.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. Park's loan to asset ratio was 57.86% at September 30, 2003 compared to 60.54% at December 31, 2002 and 61.46% at September 30, 2002. Cash and cash equivalents totaled $160 million at September 30, 2003 compared to $239 million at December 31, 2002 and $205 million at September 30, 2002. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at September 30, 2003 was $536 million or 11.43% of total assets compared to $509 million or 11.45% of total assets at December 31, 2002 and $506 million or 11.38% of total assets at September 30, 2002.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.83% at September 30, 2003 and 10.72% at December 31, 2002. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 16.64% at September 30, 2003 and 16.51% at December 31, 2002. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.90% at September 30, 2003 and 17.78% at December 31, 2002.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2003. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2003:

                                         TIER I       TOTAL
                            LEVERAGE   RISK-BASED   RISK-BASED
                            --------   ----------   ---------
Park National Bank            6.55%        9.77%      13.00%
Richland Trust Company        7.38%       12.39%      13.65%
Century National Bank         6.96%       11.71%      14.11%
First-Knox National Bank      6.58%       10.36%      13.99%
Second National Bank          6.58%       10.93%      14.52%
United Bank, N.A.             7.28%       13.28%      14.54%
Security National Bank        7.11%       10.59%      14.47%
Citizens National Bank        6.44%       12.48%      17.45%
Park National Corporation    10.83%       16.64%      17.90%
Minimum Capital Ratio         4.00%        4.00%       8.00%
Well Capitalized Ratio        5.00%        6.00%      10.00%

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2002 Annual Report, which is incorporated by reference into our 2002 Form 10-K. However, as mentioned earlier in management's analysis of net interest income, the net interest margin for the first nine months of 2003 was 4.63% and it is expected to be relatively stable at that level for the remainder of 2003.

ITEM 4 - CONTROLS AND PROCEDURES

With the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our principal executive officer and our principal financial officer have concluded that such disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Park National Corporation and its consolidated subsidiaries is made known to them, particularly during the period for which our periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

In addition, there were no changes during the period covered by this Quarterly Report on Form 10-Q in our internal control over financial reporting (as defined in Rule 13a-15 of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Not applicable

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

         a. Exhibits

            31.1 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

            31.2 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

            32.1     Section 1350 Certification (Principal Executive Officer)

            32.2     Section 1350 Certification (Principal Financial Officer)

         b. Reports on Form 8-K

             On July 14, 2003, Park National Corporation furnished information regarding the press release announcing second quarter earnings for Park National Corporation, under Item 9 (which was also deemed provided under Item 12) in a Form 8-K. The press release was included as Exhibit 99.

             On October 14, 2003, Park National Corporation furnished information regarding the press release announcing third quarter earnings for Park National Corporation under Item 12 in a Form 8-K. The press release was included as Exhibit 99.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PARK NATIONAL CORPORATION

DATE: November 7, 2003                 BY: /s/C. Daniel DeLawder
                                           --------------------------
                                          C. Daniel DeLawder
                                          President and Chief Executive Officer

DATE: November 7, 2003                 BY: /s/John W. Kozak
                                           --------------------------
                                          John W. Kozak
                                          Chief Financial Officer