Form 10-K
period 2003-12-31
PARK NATIONAL CORP /OH/
filed 2004-03-11
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___________ to ____________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
            --------------------------------------------------------
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
                                                                    ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                                           Name of each exchange
              Title of each class                                           on which registered
              -------------------                                   ------------------------------------
       Common Shares, without par value                                 American Stock Exchange LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $1,446,425,794 as of June 30, 2003 (the common shares represent the only common equity of the Registrant -- for the purpose of this computation, common shares held by the Registrant's banking subsidiaries in fiduciary accounts are not considered to be held by affiliates).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 13,765,320 common shares, without par value, as of February 23, 2004.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 19, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I

ITEM 1.     BUSINESS.

                                     GENERAL

         Park National Corporation ("Park") is a bank holding company under the Bank Holding Company Act of 1956 and is subject to regulation by the Federal Reserve Board. Park was incorporated under Ohio law in 1992. Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park's common shares are listed on the American Stock Exchange LLC under the symbol "PRK."

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

         Through its subsidiaries, The Park National Bank, Newark, Ohio, a national banking association, The Richland Trust Company, Mansfield, Ohio, an Ohio state-chartered bank, Century National Bank, Zanesville, Ohio, a national banking association, The First-Knox National Bank of Mount Vernon, a national banking association, United Bank, N.A., Bucyrus, Ohio, a national banking association, Second National Bank, Greenville, Ohio, a national banking association, The Security National Bank and Trust Co., Springfield, Ohio, a national banking association, and The Citizens National Bank of Urbana, Urbana, Ohio, a national banking association, Park engages in a general commercial banking and trust business in small and medium population Ohio communities. Park National Bank operates through two banking divisions with the Park National Division headquartered in Newark, Ohio and the Fairfield National Division headquartered in Lancaster, Ohio. First-Knox National Bank also operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two banking divisions with the Security National Division headquartered in Springfield, Ohio and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio. Park's banking subsidiaries and their respective divisions comprise Park's segments. Financial information about Park's reportable segments is included in Note 19 of the Notes to Consolidated Financial Statements located on pages 48 and 49 of Park's 2003 Annual Report to Shareholders. That financial information is incorporated herein by reference.

         Guardian Financial Services Company, an Ohio consumer finance company based in Hilliard, Ohio ("Guardian Finance"), also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area.

                    SERVICES PROVIDED BY PARK'S SUBSIDIARIES

         All of Park's banking subsidiaries and their respective divisions provide the following principal services:

         - the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

         - commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing;

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

         Park's banking subsidiaries deal with a wide cross-section of businesses and corporations located primarily in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Delaware, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with written loan policies designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market. The loans of each banking subsidiary are spread over a broad range of industrial classifications. Park believes that its banking subsidiaries have no significant concentrations of loans to borrowers engaged in the same or similar industries and have no loans to foreign entities.

         There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which the loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

         Commercial loans generally are viewed as having a higher credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The primary technique used in determining whether to grant a commercial loan is the review of a schedule of cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. Commercial loans may also be based on the underlying collateral provided by the borrower. Most often, the collateral is inventory, machinery, real estate or accounts receivable. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the business.

         At December 31, 2003, Park's banking subsidiaries had outstanding approximately $1,139.2 million in commercial loans (including commercial real estate loans) and commercial leases, representing approximately 41.7% of their total aggregate loan portfolio as of that date. The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $19.6 million, $5.3 million, $5.4 million, $9.4 million, $2.2 million, $4.4 million, $10.7 million and $2.5 million, respectively, at December 31, 2003. However, participations in loans of amounts larger than $18.0 million are generally sold to other banks or financial institutions. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. Approval by the Executive Committee of the Board of Directors of Park is required for loans to existing borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $8.0 million. For new borrowers, a loan of $4.0 million or more requires the approval of the Executive Committee.

         Park has a loan review program which evaluates annually all loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary's standards are charged off quarterly.

         Park National Bank and its subsidiaries also lease equipment under terms similar to the commercial lending policies described above. Park Commercial Leasing, a division of Park National Bank, originates and services direct leases of equipment which it acquires with no outside financing. Scope Leasing, Inc., a wholly-owned subsidiary of Park National Bank, specializes in aircraft financing. At December 31, 2003, Scope Leasing had approximately $59.3 million of loans and operating leases secured by aircraft.

         At December 31, 2003, Park's banking subsidiaries, Park Leasing Company and Guardian Finance had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $486.7 million, constituting approximately 17.8% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market area of Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Delaware, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Park Leasing Company, a wholly-owned subsidiary of Park National Bank, has an automobile leasing program with a major national insurance company under which automobile leases may be entered into with lessees throughout several states including the State of Ohio. Park Leasing Company had approximately $11.6 million of automobile leases outstanding under this program at December 31, 2003.

         Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. Park's subsidiaries make credit life insurance and health and accident insurance available to all qualified buyers, thus reducing their risk of loss when a borrower's income is terminated or interrupted. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary's standards. Each banking subsidiary also offers credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

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

         At December 31, 2003, Park's banking subsidiaries had outstanding approximately $1,104.9 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 40.5% of total loans outstanding. The market area for real estate lending by the banking subsidiaries is concentrated in Ashland, Athens, Champaign, Clark, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry and Richland Counties in Ohio. Each banking subsidiary generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each banking subsidiary's portfolio in this lending category are generally adjustable rate, fully amortized mortgages. Each banking subsidiary also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the banking subsidiary in the form of an attorney's opinion of title or a title insurance policy. Each banking subsidiary also requires proof of hazard insurance with the banking subsidiary named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.

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

                                   COMPETITION

           Park's subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions and operate 115 financial service offices and a network of 117 automatic teller machines in 26 central and southern Ohio counties. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, finance companies, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations as well as having trained and competent staff to deliver services.

                                    EMPLOYEES

           As of December 31, 2003, Park and its subsidiaries had 1,645 full-time equivalent employees.

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

         -        issue cease and desist or removal orders; and

         - require that a bank holding company divest subsidiaries (including its banking subsidiaries).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

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

         Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

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

         Regulation W became effective on April 1, 2003. All Federal Reserve Board interpretations regarding Sections 23A and 23B issued prior to April 1, 2003 have been rescinded.

         A bank's authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank's capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

REGULATION OF NATIONALLY-CHARTERED BANKS

         As national banking associations, Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are subject to regulation under the National Banking Act and are periodically examined by the OCC. Furthermore, they are subject, as member banks, to the rules and regulations of the Federal Reserve Board. Each is an insured institution. Park National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are members of the Bank Insurance Fund, and Century National Bank is a member of the Savings Association Insurance Fund. As a result, they are subject to regulation by the FDIC. In addition, the establishment of branches by each of Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank is subject to prior approval of the OCC.

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

         As a bank incorporated under Ohio law, Richland Trust Company is subject to regulation and supervision by the Ohio Division of Financial Institutions. Division regulation and supervision affects the internal organization of Richland Trust Company, as well as its savings, mortgage lending and other investment activities. The Division of Financial Institutions may initiate supervisory measures or formal enforcement actions against Ohio commercial banks. Ultimately, if the grounds provided by law exist, the Division of Financial Institutions may place an Ohio bank in conservatorship or receivership. Whenever the Superintendent of Financial Institutions considers it neces-sary or appropriate, the Superintendent may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

         The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of the "BIF", and savings associations are "SAIF" members. The insurance fund conversion provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member (as Century National Bank did when it converted to a national bank charter in April 1998), or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Exit and entrance fees must be paid to the FDIC in full conversions.

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

         Since January 1, 2000, the BIF assessment rate and the SAIF assessment rate have been the same. This assessment (which includes the FICO assessment) currently ranges from 1.54 to 28.54 cents per $100 of domestic deposits. Each of Park's banking subsidiaries is currently paying an assessment rate of 1.54 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

         Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

         DEPOSITOR PREFERENCE. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-depositor creditors.

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

FEDERAL HOME LOAN BANK

         The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, each of the banking subsidiaries of Park must maintain an investment in the capital stock of the FHLB of Cincinnati. The minimum capital stock amount for a financial institution is based on a membership requirement of 0.15% of the member's assets plus 4% of mission asset activity which includes advances and the mortgage purchase program. Each of Park's banking subsidiaries is in compliance with this requirement, with the following investments in the capital stock of the FHLB of Cincinnati at December 31, 2003: Park National Bank -- $7.5 million; Richland Trust Company -- $4.2 million; Century National Bank -- $5.7 million; First-Knox National Bank -- $10.4 million; United Bank -- $1.1 million; Second National Bank -- $2.0 million; Security National Bank -- $7.3 million; and Citizens National Bank -- $1.3 million.

         Generally, the FHLBs are not permitted to make new advances to a member without positive tangible capital. Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

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

REGULATORY CAPITAL

         The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

         The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. This total risk-based capital ratio must be at least 10% for a bank holding company to be considered well capitalized. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, a limited amount of qualifying preferred stock, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as "Tier 1" risk-based capital). To be considered well capitalized, the Tier 1 risk-based capital ratio must be at least 6%. The remainder of total risk-based capital (commonly known as "Tier 2" risk-based capital) may consist of certain amounts of mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.

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

         Park is in compliance with the current applicable capital guideline ratios. As of December 31, 2003, Park had a total risk-based capital ratio of 17.78%, Tier 1 risk-based capital ratio of 16.51% and a leverage ratio of 10.79%. Park's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above. See Table 13 -- Capital Ratios included in the section of Park's 2003 Annual Report to Shareholders captioned "Financial Review" on page 32, which is incorporated herein by reference.

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

GRAMM-LEACH-BLILEY ACT

         Since March 11, 2000, the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) has permitted bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include:

         -        securities underwriting, dealing and market making;

         -        sponsoring mutual funds and investment companies;

         -        insurance underwriting and agency;

         -        merchant banking activities; and

         - activities that the Federal Reserve Board has determined to be closely related to banking.

         A national bank also may engage, subject to limitations on investment, in activities that are financial in nature (other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment) through a financial subsidiary of the bank, if the bank is well capitalized and well managed, has at least a satisfactory Community Reinvestment Act rating and has received the prior approval of the OCC to engage in such activities. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         As of the date of this Annual Report on Form 10-K, Park had not elected to become a financial holding company.

SARBANES-OXLEY ACT OF 2002 AND RELATED RULES AFFECTING CORPORATE GOVERNANCE

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

         The Sarbanes-Oxley Act addresses, among other matters: increased responsibilities of audit committees; corporate responsibility for financial reports; a requirement that chief executive and chief financial officers forfeit certain bonuses and profits if their companies issue an accounting restatement as a result of misconduct; a prohibition on insider trading during pension fund blackout periods; disclosure of off-balance sheet transactions; conditions for the use of pro forma financial information; a prohibition on personal loans to directors and executive officers (excluding loans by insured depository institutions that are subject to the insider lending restrictions of the Federal Reserve Act); expedited filing requirements for stock transaction reports by officers and directors; the formation of the Public Company Accounting Oversight Board; auditor independence; and various increased criminal penalties for violations of securities laws.

         As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The SEC has also approved corporate governance rules proposed by the American Stock Exchange LLC. The Board of Directors of Park has taken a series of actions to strengthen and improve Park's already strong corporate governance practices in light of the new rules of the SEC and the American Stock Exchange. At its January 20, 2004 meeting, the Board of Directors created the Compensation Committee and the Nominating Committee, each of which is comprised of directors who qualify as independent under the applicable sections of the American Stock Exchange Company Guide. At that meeting, the Board of Directors also adopted new charters for the Audit Committee, the Compensation Committee and the Nominating Committee. On July 21, 2003, the Board of Directors adopted a new Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates. In addition, Park has implemented a "whistleblower" hotline called the "PRK Improvement Line." Calls that relate to accounting, internal accounting controls or auditing matters or that relate to possible wrongdoing by associates of Park or one of its affiliates can be made anonymously through this hotline. The calls are received by an independent third party service and forwarded directly to the Chair of the Audit Committee and the Head of Internal Audit. The PRK Improvement Line number is 1-800-418-6423, Ext. PRK (775).

         The text of each of the Audit Committee Charter, the Nominating Committee Charter, the Compensation Committee Charter and the Code of Business Conduct and Ethics is posted on the "Corporate Governance" page of Park's website located at www.parknationalcorp.com. Interested persons may also obtain copies of these documents, without charge, by writing to the Secretary of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman, Secretary.

                             STATISTICAL DISCLOSURE

         The statistical disclosure relating to Park and its subsidiaries required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Park's 2003 Annual Report to Shareholders captioned "Financial Review," on pages 25 through 33 and in Note 1 of the Notes to Consolidated Financial Statements located on pages 40 and 41 of Park's 2003 Annual Report to Shareholders, Note 4 of the Notes to Consolidated Financial Statements located on pages 42 and 43 of Park's 2003 Annual Report to Shareholders and Note 9 of the Notes to Consolidated Financial Statements located on page 44 of Park's 2003 Annual Report to Shareholders. This statistical disclosure is incorporated herein by reference.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

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

         -        consolidation in the financial services industry continues;

         - general economic conditions, either national or in the geographic areas in which Park's subsidiaries do business, are less favorable than expected;

         - prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions are less favorable than expected;

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

         There is also the risk that Park's management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies Park develops to address them are unsuccessful.

         Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park or any person acting on our behalf are qualified by the cautionary statements in this section.

ITEM 2.     PROPERTIES.

         Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055. Park does not lease or own any physical property, real or personal.

         Park National Bank, in addition to having six financial service offices (including the main office) and the operations center in Newark, has financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County, a financial service office in Cincinnati in Hamilton County, a financial service office in Dayton in Montgomery County and financial service offices in Baltimore, Pickerington and Lancaster (eight offices) in Fairfield County. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. Park National Bank also operates ten off-site automatic teller machines, three of which are operated by the Fairfield National Division.

         Richland Trust Company, in addition to eight financial service offices in Mansfield (including the main office), has financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Richland Trust Company also operates four off-site automatic teller machines.

         Century National Bank, in addition to having five financial service offices (including the main office) and a mortgage lending office in Zanesville, has financial service offices in New Concord and Dresden in Muskingum County, a financial service office in New Lexington in Perry County, a financial service office in Logan in Hocking County, a financial service office in Athens in Athens County and a financial service office in Coshocton in Coshocton County. Century National Bank also operates five off-site automatic teller machines.

         First-Knox National Bank, in addition to having three financial service offices (including the main office) and the operations center in Mount Vernon, has financial service offices in Ashland, Loudonville and Perrysville in Ashland County, two financial service offices in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. First-Knox National Bank also operates 11 off-site automatic teller machines, one of which is operated by the Farmers and Savings Division.

         United Bank, in addition to its main office in Bucyrus, has financial service offices in Crestline and Galion in Crawford County and financial service offices in Caledonia, Marion, Prospect and Waldo in Marion County. United Bank also operates two off-site automatic teller machines.

         Second National Bank, in addition to having five financial service offices (including the main office) in Greenville, has two financial service offices in Arcanum and a financial service office in Versailles in Darke County and a financial service office in Fort Recovery in Mercer County. Second National Bank also operates two off-site automatic teller machines.

         Security National Bank, in addition to having five financial service offices (including the main office) in Springfield, has financial service offices in Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County, two financial service offices in Jamestown and two financial services offices in Xenia in Greene County, a financial service office in Jeffersonville in Fayette County and financial service offices in Piqua (three offices including an administrative building), Tipp City and Troy in Miami County. The financial service offices in Miami County comprise the Unity National Division. Security National Bank also operates five off-site automatic teller machines.

         Citizens National Bank, in addition to having two financial service offices (including the main office) in Urbana, has a financial service office in Mechanicsburg and North Lewisburg in Champaign County and a financial service office in Plain City in Madison County. Citizens National Bank also operates two off-site automatic teller machines.

         Guardian Finance, in addition to having its main office in Hilliard, has a financial service office in Columbus in Franklin County, a financial service office in Mansfield in Richland County where it leases space from Richland Trust Company, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Springfield in Clark County, and a financial service office in Delaware in Delaware County.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           There were no matters submitted to a vote of the security holders of Park during the fourth quarter of the fiscal year ended December 31, 2003.

SUPPLEMENTAL ITEM.      EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table lists the names and ages of the executive officers of Park as of February 23, 2004, the positions presently held by those individuals with Park and its principal subsidiaries and their individual business experience during the past five years.

                                                             Positions Held with Park and its
        Name                     Age                  Principal Subsidiaries and Principal Occupation
        ----                     ---                  -----------------------------------------------
William T. McConnell             70       Chairman of the Board since 1994, Chief Executive Officer from 1986 to
                                          1999, President from 1986 to 1994 and  a Director since 1986, of Park;
                                          Chairman of the Board since 1993, Chief Executive Officer from 1983 to
                                          1999, President from 1979 to 1993, and a Director since 1977, of Park
                                          National Bank

                                                             Positions Held with Park and its
       Name                      Age                  Principal Subsidiaries and Principal Occupation
       ----                      ---                  -----------------------------------------------
Harry O. Egger                   64       Vice Chairman of the Board and a Director of Park since March 2001;
                                          Chairman of the Board since 1997, Chief Executive Officer from 1997 to
                                          March 2003, President from 1981 to 1997, and a Director since 1977, of
                                          Security National Bank; Chairman of the Board, President and Chief
                                          Executive Officer of Security Banc Corporation from 1997 until its merger with Park in March 2001

C. Daniel DeLawder               54       Chief Executive Officer since 1999, President since 1994 and a Director since 1994, of Park; Chief Executive Officer since January 1999, President since 1993, Executive Vice President from 1992 to 1993, and a Director since 1992, of Park National Bank; Chairman of Advisory Board since 1989 and President from 1985 to 1992 of the Fairfield National Division of Park
                                          National Bank; a Director of Richland Trust Company since 1997; a Director of Second National Bank since 2000

David L. Trautman                42       Secretary of Park since July 2002; Executive Vice President since February
                                          2002, Vice President from 1993 to May 1997, and a Director since February
                                          2002, of Park National Bank; Chairman of the Board since March 2001,
                                          President and Chief Executive from May 1997 to February 2002, and a
                                          Director since May 1997, of First-Knox National Bank; a Director of United
                                          Bank, N.A. since 2000

John W. Kozak                    48       Chief Financial Officer of Park since 1998 (became an executive officer of
                                          Park on July 22, 2002); Senior Vice President and Chief Financial Officer
                                          since 1998, and Vice President from 1991 to 1998, of Park National Bank;
                                          Chief Financial Officer from 1980 to 1991 and a Director since 1988 of
                                          Century National Bank

         The executive officers serve at the pleasure of the Board of Directors of Park. Until his retirement on March 31, 2003, Mr. Egger was party to an employment agreement with Security National Bank.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

         The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference to page 33 of Park's 2003 Annual Report to Shareholders.

         On November 5, 2003, Park issued (a) 180 common shares to each of nine non-employee directors of Park (for an aggregate of 1,620 common shares), (b) 60 common shares to each of 66 non-employee directors of one of Park's banking subsidiaries or non-employee members of the advisory board of a division of a banking subsidiary, who is not also a director of Park (for an aggregate of 3,960 common shares) and (c) 120 common shares to one individual who served as a non-employee director of one of Park's banking subsidiaries and as a member of the advisory board of a division of that banking subsidiary. These common shares were issued in lieu of an annual cash retainer for serving as a director or advisory board member. The common shares had a market value of $118.00 per share. Park issued the common shares in reliance upon the exemptions from registration provided by Sections 4(2) and 4(6) under the Securities Act of 1933 based upon the limited number of individuals to whom the common shares were "sold" and the status of each individual as a director of Park or of one of its subsidiaries.

         The SEC recently amended Item 5 of Form 10-K to add the requirement that a registrant furnish the information required by Item 703 of SEC Regulation S-K for any repurchase of shares made in a month within the fourth quarter of the fiscal year covered by the Form 10-K. Although compliance with this new disclosure requirement is not required in a Form 10-K for a fiscal year ending prior to March 15, 2004, Park has included the following table in order to provide information regarding Park's purchases of its common shares during the three months ended December 31, 2003:

                                                                                                     Maximum Number (or
                                                                            Total Number of      Approximate Dollar Value)
                                                                             Common Shares         of Common Shares that
                                Total Number of                          Purchased as Part of       May Yet be Purchased
                                 Common Shares      Average Price Paid    Publicly Announced         under the Plans or
           Period                  Purchased         per Common Share      Plans or Programs             Programs (1)
           ------                  ---------        ------------------   --------------------     -------------------------
October 1 through 31, 2003             --                   --                    --                     900,827
November 1 through 30, 2003            --                   --                    --                     900,827

                                                                                                     Maximum Number (or
                                                                            Total Number of      Approximate Dollar Value)
                                                                             Common Shares         of Common Shares that
                                Total Number of                          Purchased as Part of       May Yet be Purchased
                                 Common Shares      Average Price Paid    Publicly Announced         under the Plans or
           Period                  Purchased         per Common Share      Plans or Programs             Programs (1)
           ------                  ---------        ------------------   --------------------     -------------------------
December 1 through 31, 2003        15,300(2)             $106.64               15,300(2)                 885,527
                                   ---------             -------               ---------                 -------
Total                              15,300(2)             $106.64               15,300(2)                 885,527

(1) The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park's publicly announced repurchase program to fund the Park National Corporation 1995 Incentive Stock Option Plan as well as Park's publicly announced stock repurchase program.

         On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three-year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of December 31, 2003, Park had the authority to still repurchase an aggregate of 488,300 common shares under this stock repurchase program.

         The Park National Corporation 1995 Incentive Stock Option Plan (the "1995 Plan") was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon exercise of incentive stuck options granted under the 1995 Plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of December 31, 2003, incentive stock options covering 590,568 common shares were outstanding and 471,937 common shares are available for future grants. With 665,278 common shares held as treasury shares for purposes of the 1995 Plan at December 31, 2003, an additional 397,227 common shares remained authorized for repurchase for purposes of funding the 1995 Plan.

(2) All of the common shares reported were purchased in the open market for the purpose of providing common shares for the 1995 Stock Option Plan, as previously publicly announced.

ITEM 6.     SELECTED FINANCIAL DATA.

         The information called for in this Item 6 is incorporated herein by reference to page 33 of Park's 2003 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The information called for in this Item 7 is incorporated herein by reference to pages 25 through 33 of Park's 2003 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As noted on page 41 of Park's 2003 Annual Report to Shareholders, Park and its subsidiaries did not use any derivative instruments in 2003 or 2002. The discussion of interest rate sensitivity included on pages 30 through 32 of Park's 2003 Annual Report to Shareholders is incorporated herein by reference. In addition, the discussion of Park's commitments, contingent liabilities and off-balance sheet arrangements included on page 32 of Park's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2003 and 2002, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2003, the related Notes to Consolidated Financial Statements, and the Report of Independent Auditors appearing on pages 34 through 51 of Park's 2003 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data set forth on page 33 of Park's 2003 Annual Report to Shareholders are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           No response required.

ITEM 9A.    CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         With the participation of the President and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park's management has evaluated the effectiveness of Park's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, Park's President and Chief Executive Officer and Chief Financial Officer have concluded that:

         - information required to be disclosed by Park in this Annual Report on Form 10-K would be accumulated and communicated to Park's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

         - information required to be disclosed by Park in this Annual Report on Form 10-K would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

         - Park's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Park, including this Annual Report on Form 10-K, are being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information called for in this Item 10 is incorporated herein by reference to Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 19, 2004 ("Park's 2004 Proxy Statement"), under the captions "PRINCIPAL SHAREHOLDERS OF PARK - Section 16(a) Beneficial Ownership Reporting Compliance" and "ELECTION OF DIRECTORS." In addition, certain information concerning the executive officers of Park is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT." Also, information concerning Park's Audit Committee and the determination by Park's Board of Directors that at least one member of the Audit Committee qualifies as an "audit committee financial expert" is incorporated herein by reference to Park's 2004 Proxy Statement, under the caption "ELECTION OF DIRECTORS - Committees of the Board - Audit Committee." Information concerning the nomination process for director candidates is incorporated herein by reference to Park's 2004 Proxy Statement, under the captions "ELECTION OF DIRECTORS-Committees of the Board-Nominating Committee" and "ELECTION OF DIRECTORS-Nominating Procedures."

         Park's Board of Directors has adopted charters for each of the Audit Committee, the Nominating Committee and the Compensation Committee.

         In accordance with the requirements of Section 807 of the American Stock Exchange LLC Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and associates of Park and its affiliates, including Park's President and Chief Executive Officer (the principal executive officer) and Chief Financial Officer (the principal financial officer and principal accounting officer). Park intends to disclose the following on the "Corporate Governance" page of its website located at www.parknationalcorp.com within five business days following their occurrence: (A) the nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to Park's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the items set forth in Item 406(b) of SEC Regulation S-K.

         The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Nominating Committee Charter and the Compensation Committee Charter is posted on the "Corporate Governance" page of Park's website located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Nominating Committee Charter and the Compensation Committee Charter, without charge, by writing to the Secretary of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman, Secretary. In addition, a copy of Park's Code of Business Conduct and Ethics is attached to this Annual Report on Form 10-K as Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION.

         The information called for in this Item 11 is incorporated herein by reference to Park's 2004 Proxy Statement, under the captions "ELECTION OF DIRECTORS - Compensation of Directors", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", and "COMPENSATION OF EXECUTIVE OFFICERS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference to Park's 2004 Proxy Statement, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

         The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference to Park's 2004 Proxy Statement, under the caption "COMPENSATION OF EXECUTIVE OFFICERS - Equity Compensation Plan Information."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information called for in this Item 13 is incorporated herein by reference to Park's 2004 Proxy Statement, under the captions "ELECTION OF DIRECTORS ," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "COMPENSATION OF EXECUTIVE OFFICERS" and "TRANSACTIONS INVOLVING MANAGEMENT."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICE.

         The information called for in this Item 14 is incorporated herein by reference to Park's 2004 Proxy Statement, under the captions "AUDIT COMMITTEE MATTERS - Pre-Approval of Services Performed by Independent Auditors" and "AUDIT COMMITTEE MATTERS - Fees of Independent Auditors."

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements.

         For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 31.

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

(b)      Reports on Form 8-K.

         On October 14, 2003, Park National Corporation furnished information regarding the press release announcing earnings for the three and nine months ended September 30, 2003, for Park National Corporation under
         Item 12 in a Form 8-K. The press release was included as Exhibit 99.

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

                                 PARK NATIONAL CORPORATION

Date:  March 11, 2004            By: /s/ C. Daniel DeLawder
                                     -------------------------------------------
                                     C. Daniel DeLawder,
                                     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2004.

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

               *                     Vice Chairman of the Board and Director
------------------------------
Harry O. Egger

 /s/ John W. Kozak                   Chief Financial Officer and Principal Accounting Officer
------------------------------
John W. Kozak

               *                     Director
------------------------------
Maureen Buchwald

               *                     Director
------------------------------
James J. Cullers

               *                     Director
------------------------------
R. William Geyer

               *                     Director
------------------------------
Howard E. LeFevre

         Name                        Capacity
         ----                        --------
               *                     Director
------------------------------
John J. O'Neill

               *                     Director
------------------------------
William A. Phillips

               *                     Director
------------------------------
J. Gilbert Reese

               *                     Director
------------------------------
Rick R. Taylor

               *                     Director
------------------------------
Leon Zazworsky

----------------

(*) By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors and executive officers listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

 /s/ C. Daniel DeLawder
------------------------------
C. Daniel DeLawder
President and Chief Executive Officer

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                       PAGE(S) IN
                                                                                                        2003 ANNUAL
                                                                                                        REPORT TO
                                          DESCRIPTION                                                  SHAREHOLDERS
                                          -----------                                                  ------------
Consolidated Balance Sheets at December 31, 2003 and 2002........................................        34-35

Consolidated Statements of Income for the years ended December 31,
     2003, 2002 and 2001.........................................................................        36-37

Consolidated Statements of Changes in Stockholders' Equity for the
      years ended December 31, 2003, 2002 and 2001...............................................           38

Consolidated Statements of Cash Flows for the years ended
     December 31, 2003, 2002 and 2001............................................................           39

Notes to Consolidated Financial Statements.......................................................        40-50

Report of Independent Auditors (Ernst & Young LLP)...............................................           51

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

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

    4.1 Agreement to furnish instruments defining rights of holders of long-term debt **

EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
-----------                   ----------------------
    *10.1    Summary of Incentive Compensation Plan of Park National
             Corporation**

    *10.2    Split-Dollar Agreement, dated May 17, 1993, between William T.
             McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park's Annual Report on Form
             10-K for the fiscal year ended December 31, 1993 (File No.
             0-18772)); and Schedule A to Exhibit 10.2 identifying other identical Split-Dollar Agreements between subsidiaries of Park and executive officers of such subsidiaries who are directors or executive officers of Park **

    *10.3    Split-Dollar Agreement, dated September 3, 1993, between Leon
             Zazworsky and The Park National Bank and Schedule A to Exhibit
             10.3 identifying other identical Split-Dollar Agreements between directors of Park and The Park National Bank, The
             Richland Trust Company, Century National Bank or The
             First-Knox National Bank of Mount Vernon as identified in such Schedule A **

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

    *10.13   Description of the Annual Retainer for Service During the Fiscal
             Year Ended December 31, 2003 as a Member of the Board of Directors of Park National Corporation or of a Bank Subsidiary of Park
             National Corporation or as a Member of the Advisory Board for a Division of a Bank Subsidiary**

    13 2003 Annual Report to Shareholders (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (incorporated by reference to the financial statements portion of this Annual
             Report on Form 10-K beginning at page 31) **

    14       Code of Business Conduct and Ethics**

    21       Subsidiaries of Park National Corporation**

    23       Consent of Ernst & Young LLP **

    24       Powers of Attorney of Directors and Executive Officers of Park
             **

    31.1     Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive
             Officer**

    31.2     Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial
             Officer**

    32.1     Section 1350 Certification -- Principal Executive Officer and
             Principal Financial Officer**

--------------------
* Management contract or compensatory plan or arrangement

** Filed herewith