Form 10-Q
period 2004-03-31
PARK NATIONAL CORP /OH/
filed 2004-05-04
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                             Yes   X   No ____

13,686,169 Common shares, no par value per share, outstanding at April 26, 2004.

                            PARK NATIONAL CORPORATION

                                    CONTENTS

                                                                                 Page
                                                                                 ----
PART I. FINANCIAL INFORMATION                                                        3

     Item 1. Financial Statements                                                 3-12

             Consolidated Condensed Balance Sheets as of March 31, 2004 and
             December 31, 2003 (unaudited)                                           3

             Consolidated Condensed Statements of Income for the Three Months
             ended March 31, 2004 and 2003 (unaudited)                            4, 5

             Consolidated Condensed Statements of Changes in Stockholders'
             Equity for the Three Months ended March 31, 2004 and 2003
             (unaudited)                                                             6

             Consolidated Condensed Statements of Cash Flows for the Three
             Months ended March 31, 2004 and 2003 (unaudited)                     7, 8

             Notes to Consolidated Financial Statements                           9-12

     Item 2. Management's Discussion and analysis of Financial Condition and
     Results of Operations                                                       13-20

     Item 3. Quantitative and Qualitative Disclosures About Market Risk             21

     Item 4. Controls and Procedures                                                21

PART II. OTHER INFORMATION                                                          22

     Item 1. Legal Proceedings                                                      22

     Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of
     Equity Securities                                                              22

     Item 3. Defaults Upon Senior Securities                                        23

     Item 4. Submission of Matters to a Vote of Security Holders                    23

     Item 5. Other Information                                                      24

     Item 6. Exhibits and Reports on Form 8-K                                       24

SIGNATURES                                                                          25

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED  BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                       March 31,    December 31,
                                                         2004           2003
                                                      -----------   ------------
Assets:
   Cash and due from banks                            $   146,398   $    169,782
                                                      -----------   ------------
   Federal funds sold                                      11,800             --
                                                      -----------   ------------
   Interest bearing deposits                                   50             50
                                                      -----------   ------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,826,945 and $1,899,537
      at March 31, 2004 and December 31, 2003)          1,872,441      1,928,697
                                                      -----------   ------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $50,067 and $63,563
      at March 31, 2004 and December 31, 2003)             49,065         62,529
                                                      -----------   ------------

   Loans (net of unearned interest)                     2,775,146      2,730,803
                                                      -----------   ------------
   Allowance for loan losses                               63,934         63,142
                                                      -----------   ------------
              Net loans                                 2,711,212      2,667,661
                                                      -----------   ------------

   Bank premises and equipment, net                        36,033         36,746
                                                      -----------   ------------
   Bank owned life insurance                               83,598         82,570
                                                      -----------   ------------
   Other assets                                            85,360         86,921
                                                      -----------   ------------

                     Total assets                     $ 4,995,957   $  5,034,956
                                                      -----------   ------------

Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                             $   558,241   $    547,793
                                                      -----------   ------------
      Interest bearing                                  2,947,622      2,866,456
                                                      -----------   ------------
              Total deposits                            3,505,863      3,414,249
                                                      -----------   ------------

   Short-term borrowings                                  357,777        516,759
                                                      -----------   ------------
   Long-term debt                                         507,250        485,977
                                                      -----------   ------------
   Other liabilities                                       66,690         74,930
                                                      -----------   ------------
              Total liabilities                         4,437,580      4,491,915
                                                      -----------   ------------

   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
        authorized;  14,542,335 shares issued)            105,895        105,895
                                                      -----------   ------------
      Retained earnings                                   497,633        486,769
                                                      -----------   ------------
      Treasury stock (826,807 shares in 2004
        and 775,643 shares in 2003)                       (74,723)       (68,577)
                                                      -----------   ------------
      Accumulated other comprehensive income,
        net of taxes                                       29,572         18,954
                                                      -----------   ------------
       Total stockholders' equity                         558,377        543,041
                                                      -----------   ------------

                     Total liabilities and
                       stockholders' equity           $ 4,995,957   $  5,034,956
                                                      -----------   ------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                          Three Months Ended
                                                March 31,
                                          -------------------
                                           2004        2003
                                          --------   --------
Interest income:

  Interest and fees on loans              $ 43,613   $ 46,918
                                          --------   --------

  Interest on:
    Obligations of U.S. Government,
      its agencies and other securities     21,810     20,260
                                          --------   --------
    Obligations of states and political
      subdivisions                           1,347      1,605
                                          --------   --------

    Other interest income                       17         80
                                          --------   --------
      Total interest income                 66,787     68,863
                                          --------   --------

Interest expense:

  Interest on deposits:
    Demand and savings deposits              1,523      2,352
                                          --------   --------
    Time deposits                            8,510     11,200
                                          --------   --------

  Interest on borrowings:
    Short-term borrowings                    1,092        486
                                          --------   --------
    Long-term debt                           3,046      2,620
                                          --------   --------

         Total interest expense             14,171     16,658
                                          --------   --------

       Net interest income                  52,616     52,205
                                          --------   --------

Provision for loan losses                    1,465      3,433
                                          --------   --------

         Net interest income after
         provision for loan losses          51,151     48,772
                                          --------   --------

Other income                                12,872     15,455
                                          --------   --------

Gain (loss) on sale of securities              106     (1,234)
                                          --------   --------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                Three Months Ended
                                                      March 31,
                                              ------------------------
                                                  2004        2003
                                              -----------  -----------
Other expense:

   Salaries and employee benefits              $   18,148  $    17,536
                                              -----------  -----------
   Occupancy expense                                1,729        1,732
                                              -----------  -----------
   Furniture and equipment expense                  1,581        1,627
                                              -----------  -----------
   Other expense                                   10,067        9,174
                                              -----------  -----------
      Total other expense                          31,525       30,069
                                              -----------  -----------

          Income before federal income taxes       32,604       32,924
                                              -----------  -----------

Federal income taxes                                9,626        9,758
                                              -----------  -----------

          Net income                          $    22,978  $    23,166
                                              ===========  ===========

PER SHARE:

   Net income:
      Basic                                   $      1.67  $      1.68
                                              ===========  ===========
      Diluted                                 $      1.66  $      1.68
                                              ===========  ===========

   Weighted average
      Basic                                    13,756,093   13,780,828
                                              ===========  ===========
      Diluted                                  13,860,018   13,824,663
                                              ===========  ===========

   Cash dividends declared                    $      0.88  $      0.83
                                              ===========  ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share data)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                                                                               Accumulated
                                                                                   Treasury      Other
                                                                Common   Retained   Stock     Comprehensive  Comprehensive
                                                                 Stock   Earnings   at Cost      Income          Income
                                                               --------  --------  --------   -------------  -------------
BALANCE AT DECEMBER 31, 2002                                   $105,768  $446,300  ($65,194)  $      22,418
                                                               --------  --------  --------   -------------
   Net Income                                                              23,166                            $      23,166
                                                                         --------                            -------------
      Accumulated other comprehensive income,  net of tax:
        Reverse additional minimum liabilty for pension plan,
         net of taxes $860                                                                            1,598          1,598
                                                                                              -------------  -------------
        Unrealized net holding gain on securities
         available-for-sale, net of taxes $267                                                          496            496
                                                                                              -------------  -------------
      Total comprehensive income                                                                             $      25,260
                                                                                                             =============
   Cash dividends on common stock:
      Park at $.83 per share                                              (11,434)
                                                                         --------
   Shares issued for stock options - 1,303                           46
                                                               --------
   Tax benefit from exercise of stock options                        27
                                                               --------
   Treasury stock purchased - 37,803 shares                                          (3,712)
                                                                                   --------
   Treasury stock reissued for stock options - 20,165 shares                          1,748
                                                                                   --------
BALANCE AT MARCH 31, 2003                                      $105,841  $458,032  ($67,158)  $      24,512
                                                               ========  ========  ========   =============

BALANCE AT DECEMBER 31, 2003                                   $105,895  $486,769  ($68,577)  $      18,954
                                                               --------  --------  --------   -------------
   Net Income                                                              22,978                            $      22,978
                                                                         --------                            -------------
      Accumulated other comprehensive income,  net of tax:
        Unrealized net holding gain on securities
         available-for-sale, net of taxes $5,717                                                     10,618         10,618
                                                                                              -------------  -------------
      Total comprehensive income                                                                             $      33,596
                                                                                                             =============
   Cash dividends on common stock:
      Park at $.88 per share                                              (12,114)
                                                                         --------
   Treasury stock purchased - 66,838 shares                                          (7,586)
                                                                                   --------
   Treasury stock reissued for stock options - 15,674 shares                          1,440
                                                                                   --------
BALANCE AT MARCH 31, 2004                                      $105,895  $497,633  ($74,723)  $      29,572
                                                               ========  ========  ========   =============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                          2004            2003
                                                       -----------    -----------
Operating activities:

Net income                                             $    22,978    $    23,166
                                                       -----------    -----------

Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation, accretion and amortization                     665         (2,123)
                                                       -----------    -----------
  Provision for loan losses                                  1,465          3,433
                                                       -----------    -----------
  Amortization of the excess of cost over net assets
    of banks purchased                                         370            583
                                                       -----------    -----------
  Realized investment security (gains)  losses                (106)         1,234
                                                       -----------    -----------

  Changes in assets and liabilities:
    (Increase) decrease in other assets                     (5,555)         1,445
                                                       -----------    -----------
    Increase (decrease) in other liabilities                 3,891         (1,350)
                                                       -----------    -----------

         Net cash provided from operating activities        23,708         26,388
                                                       -----------    -----------

Investing activities:

Proceeds from sales of:
  Available-for-sale securities                                429         98,766
                                                       -----------    -----------
Proceeds from maturity of:
  Available-for-sale securities                             74,031        631,535
                                                       -----------    -----------
  Held-to-maturity securities                               13,464        166,835
                                                       -----------    -----------
Purchases of:
  Available-for-sale securities                             (1,423)    (1,269,876)
                                                       -----------    -----------
  Held-to-maturity securities                                    0       (341,656)
                                                       -----------    -----------
Net (increase) decrease  in loans                          (44,572)         8,822
                                                       -----------    -----------
Purchases of premises and equipment, net                      (735)          (905)
                                                       -----------    -----------

         Net cash provided from (used by) investing
           activities                                       41,194       (706,479)
                                                       -----------    -----------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             2004         2003
                                                           ---------    ---------
Financing activities:

Net increase (decrease) in deposits                        $  91,614    ($  9,058)
                                                           ---------    ---------
Net (decrease) increase in short-term borrowings            (158,982)     553,657
                                                           ---------    ---------
Exercise of stock options                                          0           73
                                                           ---------    ---------
Purchase of treasury stock, net                               (6,146)      (1,964)
                                                           ---------    ---------
Long-term debt issued                                        160,000      125,000
                                                           ---------    ---------
Repayment of long-term debt                                 (138,727)        (261)
                                                           ---------    ---------
Cash dividends paid                                          (24,245)     (22,897)
                                                           ---------    ---------

   Net cash (used by) provided from financing activities     (76,486)     644,550
                                                           ---------    ---------

   Decrease in cash and cash equivalents                     (11,584)     (35,541)
                                                           ---------    ---------

Cash and cash equivalents at beginning of year               169,782      238,788
                                                           ---------    ---------

   Cash and cash equivalents at end of period              $ 158,198    $ 203,247
                                                           =========    =========

Supplemental disclosures of cash flow information:

   Cash paid for:
        Interest                                           $  14,487    $  17,525
                                                           ---------    ---------

        Income taxes                                       $       0    $       0
                                                           ---------    ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2004 and 2003.

Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2004.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders' equity and condensed statements of cash flows in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

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

Park had approximately $7.53 million of goodwill included in other assets at March 31, 2004 and December 31, 2003. This goodwill was evaluated for impairment during the first quarter of each of 2003 and 2004 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.53 million. No amortization expense is being recorded on the goodwill in 2004 and none was recorded in 2003.

Park also had core deposit intangibles included in other assets of $5.06 million at March 31, 2004 and $5.43 million at December 31, 2003. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $370,000 for the first quarter of 2004 and $583,000 for the first quarter of 2003.

Note 3- Allowance for Loan Losses

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

                                   (In Thousands)
                                 --------------------
                                   2004       2003
                                 ---------  ---------
Beginning of Quarter             $  63,142  $  62,028
Provision for Loan Losses            1,465      3,433
Losses Charged to the Reserve      <2,348>    <2,854>
Recoveries                           1,675      1,455
End of Quarter                   $  63,934  $  64,062

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2004 and 2003.

                  (Dollars in Thousands, except per share data)
                          Three Months Ended March 31,

                                                  2004          2003
                                               -----------   -----------
Numerator:
Net Income                                     $    22,978   $    23,166

Denominator:
Denominator for basic earnings per share
(weighted-average shares)                       13,756,093    13,780,828

Effect of dilutive securities                      103,925        43,835

Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed)    13,860,018    13,824,663

Earnings per Share:
Basic earnings per share                       $      1.67   $      1.68
Diluted earnings per share                     $      1.66   $      1.68

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
(SEC), and The Citizens National Bank of Urbana (CIT).

   Operating Results for the Three Months Ended March 31, 2004 (In Thousands)

                                PNB         RTC       CNB      FKNB       UB
                             ----------  --------  --------  --------  --------
Net Interest Income          $   15,803  $  5,384  $  4,795  $  7,958  $  2,482
Provision for Loan Losses           795       180        --       195        --
Other Income                      5,149     1,159     1,424     1,693       460
Other Expense                     9,343     3,101     3,009     4,133     1,539
Net Income                   $    7,340  $  2,193  $  2,151  $  3,583  $    948
Balances at March 31, 2004
Assets                        1,649,675   540,998   477,536   724,364   240,922

                                SNB       SEC       CIT     All Other      Total
                             --------  ---------  --------  ---------   ----------
Net Interest Income          $  3,866  $   8,022  $  1,873  $   2,433   $   52,616
Provision for Loan Losses          40         85        --        170        1,465
Other Income                      517      1,931       368        277       12,978
Other Expense                   2,083      5,067     1,133      2,117       31,525
Net Income                   $  1,572  $   3,234  $    750  $   1,207   $   22,978
Balances at March 31, 2004
Assets                        389,735    916,868   201,260   (145,401)   4,995,957

           Operating Results for the Three Months Ended March 31, 2003

                                PNB         RTC       CNB      FKNB       UB
                             ----------  --------  --------  --------  --------
Net Interest Income          $   15,813  $  5,558  $  4,948  $  7,836  $  2,305
Provision for
Loan Losses                       1,380       330       225       666        90
Other Income                      6,271     1,193     1,445     1,452       566
Other Expense                     9,317     2,597     2,864     4,021     1,480
Net Income                        7,860     2,520     2,206     3,155       902
Balances at March 31, 2003
Assets                        1,617,914   571,420   481,736   755,567   242,123

                                SNB       SEC       CIT     All Other      TOTAL
                             --------  ---------  --------  ---------   ----------
Net Interest Income          $  3,536  $   8,453  $  1,622  $   2,134   $   52,205
Provision for
Loan Losses                       150        405        90         97        3,433
Other Income                      584      2,170       390        150       14,221
Other Expense                   1,872      5,023     1,148      1,747       30,069
Net Income                      1,478      3,499       530      1,016       23,166
Balances at March 31, 2003
Assets                        390,074    937,299   191,969    (74,615)  $5,113,487

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2004 and 2003. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2004 and 2003 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

                           Three Months Ended March 31
                      (In thousands, except per share data)

                                                                                  2004             2003
                                                                                  ----             ----
Net income as reported                                                          $ 22,978         $23,166
Deduct:
Total stock-based employee compensation expense determined
under fair value method, net of related tax effects                                 <126>           <106>
Pro forma net income                                                              22,852         $23,060
                                                                                ========         =======
Basic earnings per share as reported                                            $   1.67         $  1.68
Pro forma basic earnings per share                                              $   1.66         $  1.67
Diluted earnings per share as reported                                          $   1.66         $  1.68
Pro forma diluted earnings per share                                            $   1.65         $  1.67

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management's expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, Park's ability to execute its business plan, changes in general economic and financial market conditions, changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2003 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

                       Comparison of Results of Operations
                             For the Quarters Ended
                             March 31, 2004 and 2003

Summary Discussion of Results

Net income decreased by $188,000 or .8% to $23.0 million for the three months ended March 31, 2004 compared to $23.2 million for the same period in 2003. The annualized, net income to average asset ratio (ROA) was 1.86% for the first quarter of 2004 compared to 1.96% for the first quarter of 2003. The annualized, net income to average equity ratio (ROE) was 16.99% for the first three months of 2004 compared to 18.56% for the same period in 2003.

Diluted earnings per share decreased by 1.2% to $1.66 for the first quarter of 2004 compared to $1.68 for the first quarter of 2003.

The decrease in net income for the first quarter of 2004 was primarily due to the $2.6 million or 16.7% decrease in Other Income to $12.87 million compared to $15.45 million in 2003. This large decrease was primarily due to the decrease in fee income earned from the origination and sale of fixed rate mortgage loans. During the first quarter of 2003, Park originated and sold fixed rate mortgage loans totaling $211.6 million compared to $53.1 million for the first quarter of 2004. Non yield loan fees (which includes the gain from the sale of fixed rate mortgage loans) decreased by $2.9 million to $2.7 million for the first quarter of 2004 compared to $5.6 million in 2003. The large decrease in the volume of fixed rate mortgage loans originated and sold in 2004 is primarily due to most borrowers that were able to refinance theirresidential mortgage loan did so in 2003.

Net Interest Income

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income was $52.6 million for the first quarter of 2004 and $52.2 million in 2003. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2004 with the same quarter in 2003.

                          Three Months Ended March 31,
                                 (In Thousands)

                                                   2004                       2003
                                          -----------------------   -------------------------
                                                         Tax                          Tax
                                            Average    Equivalent     Average      Equivalent
                                            Balance         %         Balance          %
                                          ----------   ----------   ----------     ----------
Loans                                     $2,744,130      6.41%     $2,675,702       7.14%
Taxable Investments                        1,796,932      4.88%      1,638,152       5.02%
Tax Exempt Investments                       111,223      7.29%        132,649       7.30%
Federal Funds Sold                             4,844      1.41%         21,688       1.50%
Interest Earning Assets                   $4,657,129      5.84%     $4,468,191       6.34%
Interest Bearing Deposits                 $2,927,157      1.38%     $2,895,747       1.90%
Short-term Borrowings                        403,613      1.09%        547,348        .36%
Long-term Debt                               486,977      2.52%        271,898       3.91%
Interest Bearing Liabilities              $3,817,747      1.49%     $3,714,993       1.82%
Excess Interest Earning Assets            $  839,382      4.35%     $  753,198       4.52%
Net Interest Margin                                       4.61%                      4.83%

Average interest earning assets increased by $189 million or 4.2% to $4,657 million for the quarter ended March 31, 2004 compared to the same quarter in 2003. The average yield on interest earning assets decreased to 5.84% for the first quarter of 2004 compared to 6.34% for the first quarter of 2003.

Average loan totals increased by $68 million or 2.6% to $2,744 million for the first quarter of 2004 compared to the first quarter of 2003. At March 31, 2004, total loans were $2,775 million compared to $2,731 million at December 31, 2003, an increase of $44 million or 1.6%. Total loans increased by $39 million or 1.4% for the year 2003 and decreased by $104 million or 3.7% for the year 2002 and decreased by $160 million or 5.4% for the year 2001. The demand for commercial and commercial real estate loans continued to improve during the first quarter of 2004. Management anticipates that total loans will continue to increase throughout the remainder of 2004.

The average yield on the loan portfolio was 6.41% for the first quarter of 2004 compared to 7.14% for the same period in 2003. The average prime lending rate was 4.00% for the first quarter of 2004 compared to 4.25% for the first quarter of 2003. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The average yield on the loan portfolio is expected to gradually decline if short-term interest rates remain at current levels. However, due to improved economic conditions, the Federal Reserve is expected to increase the federal funds rate later in 2004. An increase in short-term interest rates will cause the average yield on the loan portfolio to also increase.

Average investment securities, including federal funds sold, increased by $121 million or 6.7% to $1,913 million for the first quarter of 2004. The increase in the investment portfolio was primarily funded by an increase in long-term borrowing.

The average yield on taxable investment securities decreased to 4.88% for the first quarter of 2004 compared to 5.02% for the first quarter of 2003. The tax equivalent yield on tax exempt investment securities was 7.29% for the first quarter of 2004 compared to 7.30% for the same period in 2003. No tax exempt investment securities were purchased during the past year.

At March 31, 2004, the tax equivalent yield on the total investment portfolio was 5.01% and the average maturity was 3.6 years. U.S. Government Agency asset-backed securities were approximately 90% of the total investment portfolio at the end of the first quarter of 2004. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and collateralized mortgage obligations, which are backed by fifteen-year mortgage-backed securities.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.1 years with a 1.00% increase in long-term interest rates and to 5.6 years with a 2.00% increase in long-term interest rates.

Average interest bearing liabilities increased by $103 million or 2.8% to $3,818 million for the three months ended March 31, 2004 compared to the same period in 2003. The average cost of interest bearing liabilities decreased by .33% to 1.49% for the first quarter of 2004 compared to 1.82% for the same period in 2003.

Average interest bearing deposits increased by $31 million or 1.1% to $2,927 million for the three months ended March 31, 2004 compared to the same period in 2003. The average cost of interest bearing deposits decreased by .52% to 1.38% for the first quarter of 2004 compared to 1.90% for the same period in 2003.

Average short-term borrowings decreased by $144 million to $404 million for the first quarter of 2004 compared to the first quarter of 2003. The average cost of short-term borrowings increased to 1.09% for the first quarter of 2004 compared to .36% for the same quarter in 2003. The decrease in the average balance of short-term borrowings was due to the absence of dollar-roll repo borrowings in 2004. The dollar-roll repo borrowings averaged $272 million for the first quarter of 2003 at an average cost of a negative .46%. Excluding the dollar-roll repo borrowings from short-term borrowings in 2003 would have increased the average cost of short-term borrowings to 1.17%, which is slightly higher than the average cost of 1.09% for the first quarter of 2004.

Average long-term borrowings increased by $215 million to $487 million for the first quarter of 2004 compared to the first quarter of 2003. The average cost of long-term borrowings decreased to 2.52% for the first quarter of 2004 compared to 3.91% for the same period last year. The additional average long-term borrowings in 2004 are priced on a variable rate basis and the borrowing cost changes monthly based on short-term money market rates.

Net interest income increased by $411,000 or .8% to $52.6 million in 2004 compared to $52.2 million in 2003. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .17% to 4.35% in 2004 compared to 4.52% in 2003. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .22% to 4.61% in 2004 compared to 4.83% in 2003. However, the increase in average earning assets of 4.2% and the increase in the average excess earning assets of 11.4% enabled Park to earn $411,000 more in net interest income for the first quarter of 2004 compared to the first quarter of 2003.

Management expects that the net interest margin will gradually decrease during 2004 if short-term interest rates remain unchanged. However, due to the expected growth in interest earning assets management anticipates that net interest income for each quarterly period in 2004 will exceed the net interest income earned in the comparable period of 2003.

The following table compares net interest income, the net interest margin, average interest earning assets, average interest bearing liabilities and average excess interest earning assets for the past five quarters.

                                                            Three Months Ended
                                                          (Dollars in Thousands)
                                          -------------------------------------------------------------------
                                           March 31,   December 31,   September 30,    June 30,     March 31,
                                             2004          2003           2003           2003         2003
                                          ----------   ------------   -------------   ----------   ----------
Net Interest Income                       $   52,616   $     49,486   $      49,350   $   51,596   $   52,205
Net Interest Margin                             4.61%          4.49%           4.58%        4.49%        4.83%
Interest Earning Assets                   $4,657,129   $  4,452,153   $   4,354,669   $4,692,323   $4,468,191
Interest Bearing Liabilities              $3,817,747   $  3,607,913   $   3,548,607   $3,926,359   $3,714,993
Excess Interest Earning Assets            $  839,382   $    844,240   $     806,062   $  765,964   $  753,198

Management expects that net interest income for the year 2004 will exceed net interest income for 2003 of $202.6 million by approximately 5%. This projection is dependent upon total loans and deposits increasing throughout the remainder of 2004 at the same growth rate that was achieved during the first quarter of 2004. This projection also assumes that interest rates will remain relatively stable. Management expects that an increase in interest rates will improve the performance of net interest income and that a decrease in interest rates will reduce the level of net interest income.

Provision for Loan Losses

The provision for loan losses decreased by $2.0 million or 57.3% to $1.47 million for the first quarter of 2004 compared to $3.43 million for the first quarter of 2003. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans, and nonaccrual loans were $24.2 million or .87% of loans at March 31, 2004 compared to $25.7 million or .94% of loans at December 31, 2003 and $30.9 million or 1.15% of loans at March 31, 2003. The reserve for loan losses as a percentage of outstanding loans was 2.30% at March 31, 2004 compared to 2.31% at December 31, 2003 and 2.39% at March 31, 2003. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

Noninterest Income

Noninterest income decreased by $2.6 million or 16.7% to $12.9 million for the first quarter of 2004 compared to $15.5 million for the first quarter of 2003. The following table compares noninterest income for the past five quarters.

                                                            Three Months Ended
                                                              (In Thousands)
                                          -------------------------------------------------------------------
                                           March 31,   December 31,   September 30,    June 30,     March 31,
                                             2004          2003           2003           2003         2003
                                          ----------   ------------   -------------   ----------   ----------
Fees from Fiduciary Activities            $    2,723   $      2,694   $       2,691   $    2,446   $    2,414
Service Charges on Deposit Accounts            3,576          3,595           3,665        3,597        3,412
Other Service Income                           2,652          2,965           5,818        7,280        5,585
Other Income                                   3,921          3,334           3,966        4,077        4,044
Total                                     $   12,872   $     12,588   $      16,140   $   17,400   $   15,455

The large decrease in fees earned from Other Service Income of $2.9 million in the first quarter of 2004 compared to the first quarter of 2003, was primarily due to the decrease in fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. Park originated and sold $211.6 million of fixed rate mortgage loans during the first quarter of 2003 compared to $53.1 million of fixed rate mortgage loans during the first quarter of 2004. Management expects Other Service Income for the second quarter of 2004 to be approximately the same as the first quarter of 2004.

Management anticipates an increase in the amount of service charges on deposit accounts for the second quarter of 2004. Some pricing increases on service charges on deposit accounts became effective during the second quarter.

Gain (Loss) on Sale of Securities

A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. The gain was from the sale of some equity investments.

A loss on the sale of investment securities of $1.2 million was realized during the first quarter of 2003. The loss resulted from the sale of $100 million of U.S. Government Agency collateralized mortgage obligations. The proceeds from the sale were reinvested in fifteen year U.S. Government Agency mortgage-backed securities. Management expects that the net losses from the sale of investment securities will be earned back in approximately three years from the higher reinvestment rate on the mortgage-backed securities.

Other Expense

Total other expense increased by $1.46 million or 4.8% to $31.53 million for the quarter ended March 31, 2004 compared to $30.07 million for the same period in 2003. Salaries and employee benefits expense increased by $612,000 or 3.5% to $18.15 million for the first quarter of 2004 compared to $17.54 million for the first quarter of 2003. Full time equivalent employees were 1,657 at March 31, 2004 compared to 1,617 at March 31, 2003.

The subcategory other expense increased by $893,000 or 9.7% to $10.1 million for the three months ended March 31, 2004 compared to $9.2 million for the first quarter of 2003. The increase in this expense was primarily due to increases in data processing expense of $225,000, legal and other professional fees of $204,000, marketing expense of $118,000 and losses from customer and employee fraud of $522,000. The losses from customer and employee fraud resulted from forgery involving checks and loan documents. Some of these losses may be recovered later this year. Management has implemented additional controls to reduce the risk of future losses from forgery of checks and loan documents.

Federal Income Taxes

Federal income tax expense was $9.63 million for the first quarter of 2004 and $9.76 million for the first quarter of 2003. The ratio of federal income tax expense to income before taxes was approximately 29.5% in 2004 and 29.6% in 2003. The difference between the effective federal income tax rate and the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal loans and investments and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                     AT MARCH 31, 2004 AND DECEMBER 31, 2003

Changes in Financial Condition and Liquidity

Total assets decreased by $39 million or .8% to $4,996 million at March 31, 2004 compared to $5,035 million at December 31, 2003. Investment securities decreased by $70 million or 3.5% during the first quarter of 2004, as only $1.4 million of investment securities were purchased during the first quarter. Management expects that investment securities will increase by approximately $70 million during the second quarter due to planned purchases of fifteen year U.S. Government Agency mortgage-backed securities. Total loans increased by $44 million or 1.6% to $2,775 million at March 31, 2004, as the demand for commercial and commercial real estate loans continued to improve in 2004. Management is optimistic that total loans will continue to grow by about the same amount during the second quarter of 2004.

Total liabilities decreased by $54 million or 1.2% to $4,438 million at March 31, 2004 compared to $4,492 million at December 31, 2003. Total borrowed money decreased by $138 million to $865 million at March 31, 2004 compared to $1,003 million at December 31, 2003. Total deposits increased by $92 million or 2.7% to $3,506 million at March 31, 2004 compared to $3,414 million at December 31, 2003.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 55.5% at March 31, 2004 compared to 54.2% at December 31, 2003 and 52.5% at March 31, 2003. Cash and cash equivalents totaled $158 million at March 31, 2004 compared to $170 million at December 31, 2003 and $203 million at March 31, 2003. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at March 31, 2004 was $558 million or 11.18% of total assets compared to $543 million or 10.79% of total assets at December 31, 2003 and $521 million or 10.19% of total assets at March 31, 2003.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.38% at March 31, 2004 and 10.79% at December 31, 2003. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 16.71% at March 31, 2004 and 16.51% at December 31, 2003. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.98% at March 31, 2004 and 17.78% at December 31, 2003.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2004. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2004:

                                                              TIER I             TOTAL
                                           LEVERAGE         RISK-BASED         RISK-BASED
                                           --------         ----------         ----------
Park National Bank                           5.87%             8.82%             12.13%
Richland Trust Company                       5.85%            10.82%             12.08%
Century National Bank                        5.87%            10.43%             12.80%
First-Knox National Bank                     6.06%             9.56%             13.29%
Second National Bank                         5.52%             9.64%             13.13%
United Bank, N.A.                            5.70%            11.52%             12.78%
Security National Bank                       5.46%             8.61%             12.65%
Citizens National Bank                       6.09%            12.91%             17.90%
Park National Corporation                   10.38%            16.71%             17.98%
Minimum Capital Ratio                        4.00%             4.00%              8.00%
Well Capitalized Ratio                       5.00%             6.00%             10.00%

At the April 19, 2004 Park National Corporation Board of Directors' meeting, a cash dividend of $.88 per share was declared payable on June 10, 2004 to stockholders of record on May 24, 2004.

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 32 of Park's 2003 Annual Report for disclosure concerning contractual obligations and commitments. There has not been a material change in contractual obligations or commitments since year-end 2003.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of our 2003 Annual Report, which is incorporated by reference into our 2003 Form 10-K. However, as mentioned earlier in management's analysis of net interest income, the net interest margin is expected to continue to gradually decrease in 2004 if short-term interest rates remain unchanged. An increase in short-term interest rates is expected to have a positive impact on the net interest margin and a decrease in short-term interest rates would have a negative impact.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park's management has evaluated the effectiveness of Park's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park's President and Chief Executive Officer and Park's Chief Financial Officer have concluded that:

- information required to be disclosed by Park in this Quarterly Report on Form 10-Q would be accumulated and communicated to Park's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

- information required to be disclosed by Park in this Quarterly Report on Form 10-Q would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

- Park's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Park's internal control over financial reporting (as defined in Rule 13 a - 15 (f) under the Exchange Act) that occurred during Park's fiscal quarter ended March 31, 2004, that have materially affected or are reasonably likely to materially affect, Park's internal control over financial reporting. However, as mentioned earlier in management's analysis of other expense, some additional controls were implemented during the second quarter of 2004 to reduce the risk of loss from forged checks and loan documents by customers and employees.

                            PARK NATIONAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a.)  Not applicable

      (b.)  Not applicable

      (c.)  Not applicable

      (d.)  Not applicable

      (e.) The following table provides information regarding Park's purchases of its common shares during the three months ended March 31, 2004:

                           Total Number of    Average Price          Total Number of Common Shares      Maximum Number of Common
                            Common Shares       Paid per             Purchased as Part of Publicly  Shares that May Yet be Purchased
    Period                    Purchased       Common Share            Announced Plans or Programs    under the Plans or Programs (1)
------------------------------------------------------------------------------------------------------------------------------------
January 1 thru
January 31, 2004                  --                --                        --                           885,527
----------------------------------------------------------------------------------------------------------------------------------
February 1 thru
February 29, 2004             27,108           $113.53                    27,108 (2)                       858,419
----------------------------------------------------------------------------------------------------------------------------------
March 1 thru March
31, 2004                      39,730           $113.49                    39,730 (2)                       814,262


      (1) The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park's publicly announced repurchase program to fund the Park National Corporation 1995 Incentive Stock Option Plan as well as Park's publicly announced stock repurchase program.

            On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2004, Park had the authority to still repurchase an aggregate of 488,300 common shares under this stock repurchase program.

            The Park National Corporation 1995 Incentive Stock Option Plan (the "1995 Plan") was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon exercise of incentive stock options granted under the 1995 plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of March 31, 2004, incentive stock options covering 571,588 common shares were outstanding 470,816 common shares are available for future grants. With 716,442 common shares held as treasury shares for purposes of the 1995 Plan at March 31, 2004, an additional 325,962 common shares remained authorized for repurchase for purposes of funding the 1995 Plan.

      (2) All of the common shares reported were purchased in the open market for the purpose of providing common shares for the 1995 Incentive Stock Option Plan, as publicly previously announced.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

I.    Annual Meeting of Shareholders - April 19, 2004:

      a. On April 19, 2004, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 23, 2004 record date, 13,765,320 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 12,706,284 or 92.31% of the outstanding common shares entitled to vote were represented by proxy or in person.

      b. Directors elected at the Annual Meeting for a three year term:

           Maureen Buchwald
      12,562,183 For 43,221 Withheld 100,880 Abstain and Broker Non-Votes

           J. Gilbert Reese
      11,698,226 For 39,525 Withheld 968,533 Abstain and Broker Non-Votes

           Rick R. Taylor
      11,675,779 For 48,481 Withheld 982,024 Abstain and Broker Non-Votes

           Leon Zazworsky
      12,614,048 For 31,942 Withheld 60,294 Abstain and Broker Non-Votes

      Directors whose term of office continued after the Annual Meeting:

                        James J. Cullers
                        R. William Geyer
                        C. Daniel DeLawder
                        Harry O. Egger
                        Howard E. LeFevre
                        William T. McConnell
                        John J. O'Neill
                        William A. Phillips

      c. See Item (b.) for the voting results for directors.

         Proposal to approve Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries

      10,641,296 For 492,463 withheld 1,572,525 Abstain and Broker Non-Votes

      d. Not applicable

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            10 Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries

            31.1 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

            31.2 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

            32.1  Section 1350 Certification (Principal Executive Officer)

            32.2  Section 1350 Certification (Principal Financial Officer)

      b.    Reports on Form 8-K

            On April 19, 2004, Park National Corporation furnished information regarding the press release announcing first quarter 2004 earnings for Park National Corporation under Item 12 in a Form 8-K. The press release was included as Exhibit 99.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PARK NATIONAL CORPORATION

DATE:  May 4, 2004                      BY: /s/ C. Daniel DeLawder
                                           -----------------------
                                        C. Daniel DeLawder
                                        President and Chief Executive Officer

DATE: May 4, 2004                       BY: /s/ John W. Kozak
                                           ------------------
                                        John W. Kozak
                                        Chief Financial Officer