Form 10-Q
period 2004-06-30
PARK NATIONAL CORP /OH/
filed 2004-08-06
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                    50 North Third Street, Newark, Ohio 43055
-------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (740) 349-8451
-------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                         Yes   [x]   No  [ ]

13,604,577 Common shares, no par value per share, outstanding at July 31, 2004.

                            PARK NATIONAL CORPORATION

                                    CONTENTS
                                                                          Page
PART I.   FINANCIAL INFORMATION                                             3

   Item 1.  Financial Statements                                         3-12

        Consolidated Condensed Balance Sheets as of
        June 30, 2004 and December 31, 2003 (unaudited)                     3

        Consolidated Condensed Statements of Income for the Three
        Months and Six Months ended June 30, 2004 and
        2003 (unaudited)                                                 4, 5

        Consolidated Condensed Statements of Changes
        in Stockholders Equity for the Six Months ended
        June 30, 2004 and 2003 (unaudited)                                  6

        Consolidated Condensed Statements of Cash Flows for the Six
        Months ended June 30, 2004 and 2003 (unaudited)                  7, 8

        Notes to Consolidated Financial Statements                      9 -13

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14-24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     25

   Item 4.  Controls and Procedures                                        25

PART II.  OTHER INFORMATION                                                26

   Item 1.  Legal Proceedings                                              26

   Item 2.  Changes in Securities, Use of Proceeds and Issuer
             Purchases of EquitySecurities                                 26

   Item 3.  Defaults Upon Senior Securities                                27

   Item 4.  Submission of Matters to a Vote of Security Holders            27

   Item 5.  Other Information                                              27

   Item 6.  Exhibits and Reports on Form 8-K                               28

SIGNATURES                                                                 29

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                             June 30,      December 31,
                                                               2004            2003
---------------------------------------------------------------------------------------
Assets:
   Cash and due from banks                                  $  145,063       $  169,782
---------------------------------------------------------------------------------------
   Federal funds sold                                           20,000                0
---------------------------------------------------------------------------------------
   Interest bearing deposits                                        50               50
---------------------------------------------------------------------------------------
   Securities available-for-sale, at fair value
      (amortized cost of $1,927,615 and $1,899,537
      at June 30, 2004 and December 31, 2003)                1,910,005        1,928,697
---------------------------------------------------------------------------------------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $33,649 and $63,563
      at June 30, 2004 and December 31, 2003)                   33,145           62,529
---------------------------------------------------------------------------------------
   Loans (net of unearned interest)                          2,803,590        2,730,803
---------------------------------------------------------------------------------------
   Allowance for possible loan losses                           64,090           63,142
---------------------------------------------------------------------------------------
                 Net loans                                   2,739,500        2,667,661
---------------------------------------------------------------------------------------
   Bank premises and equipment, net                             35,695           36,746
---------------------------------------------------------------------------------------
   Bank owned life insurance                                    93,785           82,570
---------------------------------------------------------------------------------------
   Other assets                                                 97,488           86,921
---------------------------------------------------------------------------------------
                                 Total assets               $5,074,731       $5,034,956
---------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                   $  551,072       $  547,793
---------------------------------------------------------------------------------------
      Interest bearing                                       2,965,481        2,866,456
---------------------------------------------------------------------------------------
                 Total deposits                              3,516,553        3,414,249
---------------------------------------------------------------------------------------
   Short-term borrowings                                       476,312          516,759
---------------------------------------------------------------------------------------
   Long-term debt                                              508,094          485,977
---------------------------------------------------------------------------------------
   Other liabilities                                            58,025           74,930
---------------------------------------------------------------------------------------
                Total liabilities                            4,558,984        4,491,915
---------------------------------------------------------------------------------------
   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
           authorized;  14,543,614 shares issued in 2004
           and 14,542,335 shares issued in 2003)               105,995          105,895
---------------------------------------------------------------------------------------
      Retained earnings                                        509,706          486,769
---------------------------------------------------------------------------------------
      Treasury stock (939,037 shares in 2004
           and 775,643 shares in 2003)                         (88,505)         (68,577)
---------------------------------------------------------------------------------------
      Accumulated other comprehensive income (loss),
           net of taxes                                        (11,449)          18,954
---------------------------------------------------------------------------------------
         Total stockholders' equity                            515,747          543,041
---------------------------------------------------------------------------------------
                                 Total liabilities and
                                    stockholders' equity    $5,074,731       $5,034,956
---------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                    June 30,
----------------------------------------------------------------------------------------------------
                                                    2004            2003         2004         2003
----------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                      $43,319         $46,591     $ 86,932     $ 93,509
----------------------------------------------------------------------------------------------------
   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities          21,717          19,450       43,527       39,710
----------------------------------------------------------------------------------------------------
      Obligations of states
         and political subdivisions                  1,302           1,568        2,649        3,173
----------------------------------------------------------------------------------------------------
   Other interest income                                34             362           51          442
----------------------------------------------------------------------------------------------------
         Total interest income                      66,372          67,971      133,159      136,834
----------------------------------------------------------------------------------------------------
Interest expense:
   Interest on deposits:
      Demand and savings deposits                    1,490           2,288        3,013        4,640
----------------------------------------------------------------------------------------------------
      Time deposits                                  8,068          10,541       16,578       21,741
----------------------------------------------------------------------------------------------------
   Interest on borrowings:
      Short-term borrowings                          1,505             702        2,597        1,188
----------------------------------------------------------------------------------------------------
      Long-term debt                                 2,787           2,844        5,833        5,464
----------------------------------------------------------------------------------------------------
                    Total interest expense          13,850          16,375       28,021       33,033
----------------------------------------------------------------------------------------------------
            Net interest income                     52,522          51,596      105,138      103,801
----------------------------------------------------------------------------------------------------
Provision for loan losses                            1,905           2,836        3,370        6,269
----------------------------------------------------------------------------------------------------
                    Net interest income after
                    provision for loan losses       50,617          48,760      101,768       97,532
----------------------------------------------------------------------------------------------------
Other income                                        14,046          17,400       26,918       32,855
----------------------------------------------------------------------------------------------------
Gain (loss) on sale of securities                      -               321          106         (913)
----------------------------------------------------------------------------------------------------

                                    Continued

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                            Three Months Ended          Six Months Ended
                                                                  June 30,                  June 30,
--------------------------------------------------------------------------------------------------------------
                                                            2004           2003         2004         2003
--------------------------------------------------------------------------------------------------------------
Other expense:
   Salaries and employee benefits                        $    17,096   $    16,517   $    35,244   $    34,053
--------------------------------------------------------------------------------------------------------------
   Occupancy expense                                           1,735         1,671         3,464         3,403
--------------------------------------------------------------------------------------------------------------
   Furniture and equipment expense                             1,484         1,600         3,065         3,227
--------------------------------------------------------------------------------------------------------------
   Other expense                                               9,980        10,702        20,047        19,876
--------------------------------------------------------------------------------------------------------------
      Total other expense                                     30,295        30,490        61,820        60,559
--------------------------------------------------------------------------------------------------------------
                    Income before federal income taxes        34,368        35,991        66,972        68,915
--------------------------------------------------------------------------------------------------------------
Federal income taxes                                          10,283        10,868        19,909        20,626
--------------------------------------------------------------------------------------------------------------
                    Net income                           $    24,085   $    25,123   $    47,063   $    48,289
==============================================================================================================
PER SHARE:
   Net income:
      Basic                                              $      1.76   $      1.83   $      3.43   $      3.51
--------------------------------------------------------------------------------------------------------------
      Diluted                                            $      1.75   $      1.81   $      3.41   $      3.49
==============================================================================================================
   Weighted average
      Basic                                               13,658,212    13,761,117    13,707,153    13,770,973
      Diluted                                             13,781,626    13,842,161    13,820,822    13,833,412
==============================================================================================================
   Cash dividends declared                               $      0.88   $      0.83   $      1.76   $      1.66
==============================================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
(dollars in thousands, except share data)

                                                                                               Accumulated
 SIX MONTHS ENDED JUNE 30, 2004 AND 2003                                             Treasury      Other
                                                          Common          Retained     Stock   Comprehensive  Comprehensive
                                                          Stock           Earnings    at Cost    Income          Income
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT DECEMBER 31, 2002                             $105,768        $446,300  ($ 65,194)    $22,418
---------------------------------------------------------------------------------------------------------------------------
    Net Income                                                              48,289                                 $ 48,289
---------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income,
           Reverse additional minimum liability for
           pension plan, net of taxes $860                                                          1,598
---------------------------------------------------------------------------------------------------------------------------
           Unrealized net holding gain on securities
            available-for-sale, net of taxes $2,966                                                 5,508             7,106
---------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                  $ 55,395
---------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.66 per share                                             (22,846)
---------------------------------------------------------------------------------------------------------------------------
     Shares issued for stock options - 1,924 shares             68
---------------------------------------------------------------------------------------------------------------------------
     Tax benefit from exercise of stock options                 62
---------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 74,467 shares                                           (7,275)
---------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for exercise of
    stock options - 41,137 shares                                                       3,526
---------------------------------------------------------------------------------------------------------------------------

 BALANCE AT JUNE 30, 2003                                 $105,898        $471,743  ($ 68,943)    $29,524

===========================================================================================================================

 BALANCE AT DECEMBER 31, 2003                             $105,895        $486,769  ($ 68,577)    $18,954
---------------------------------------------------------------------------------------------------------------------------
    Net Income                                                            $ 47,063                                 $ 47,063
---------------------------------------------------------------------------------------------------------------------------
      Accumulated other comprehensive income, net of tax:
---------------------------------------------------------------------------------------------------------------------------
           Unrealized net holding loss on securities
           available-for-sale, net of taxes ($16,367)                                              (30,403)         (30,403)
---------------------------------------------------------------------------------------------------------------------------
       Total comprehensive income                                                                                  $ 16,660
---------------------------------------------------------------------------------------------------------------------------
    Cash dividends on common stock:
       Park at $1.76 per share                                             (24,126)
---------------------------------------------------------------------------------------------------------------------------
     Shares issued for stock options - 1,303 shares             46
---------------------------------------------------------------------------------------------------------------------------
     Tax benefit from exercise of stock options                 57
---------------------------------------------------------------------------------------------------------------------------
     Cash paid for fractional shares - 24 shares                (3)
---------------------------------------------------------------------------------------------------------------------------
    Treasury stock purchased - 204,458 shares                                        (23,699)
---------------------------------------------------------------------------------------------------------------------------
    Treasury stock reissued for exercise of stock
    options - 41,064 shares                                                             3,771
---------------------------------------------------------------------------------------------------------------------------
 BALANCE AT JUNE 30, 2004                                 $105,995        $509,706  ($ 88,505)    ($11,449)
---------------------------------------------------------------------------------------------------------------------------

 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                               --------------------------
                                                                  2004            2003
-----------------------------------------------------------------------------------------
Operating activities:

Net income                                                     $    47,063    $    48,289
-----------------------------------------------------------------------------------------

Adjustments to reconcile net income to net cash
      provided by operating activities:
   Depreciation, accretion, and amortization                           572         (3,946)
-----------------------------------------------------------------------------------------
   Provision for loan losses                                         3,370          6,269
-----------------------------------------------------------------------------------------
   Amortization of the excess of cost over
      net assets of banks purchased                                    740          1,165
-----------------------------------------------------------------------------------------
   Realized investment security (gains) losses                        (106)           913
-----------------------------------------------------------------------------------------
   Changes in assets and liabilities:
     (Increase) decrease in other assets                            (6,155)         1,988
-----------------------------------------------------------------------------------------
     (Decrease) increase in other liabilities                       (4,774)        10,379
-----------------------------------------------------------------------------------------

            Net cash provided from operating activities             40,710         65,057
           ------------------------------------------------------------------------------

Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                       429        149,087
-----------------------------------------------------------------------------------------
Proceeds from maturity of:
   Available-for-sale securities                                   221,766      1,738,644
-----------------------------------------------------------------------------------------
   Held-to-maturity securities                                      39,081        480,521
-----------------------------------------------------------------------------------------
Purchases of:
   Available-for-sale securities                                  (249,424)    (2,353,293)
-----------------------------------------------------------------------------------------
   Held-to-maturity securities                                      (9,697)      (341,656)
-----------------------------------------------------------------------------------------
Net increase in securities purchased under resale agreements             0       (175,000)
-----------------------------------------------------------------------------------------
Net (increase) decrease  in loans                                  (73,703)         1,420
-----------------------------------------------------------------------------------------
Purchases of premises and equipment, net                            (1,770)        (2,180)
-----------------------------------------------------------------------------------------

                 Net cash used by investing activities             (73,318)      (502,457)
                -------------------------------------------------------------------------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    ----------------------
                                                                       2004        2003
------------------------------------------------------------------------------------------
Financing activities:

Net increase in deposits                                            $ 102,304    $  40,035
------------------------------------------------------------------------------------------
Net (decrease) increase in short-term borrowings                      (40,447)     315,816
------------------------------------------------------------------------------------------
Cash paid for fractional shares                                            (3)           -
------------------------------------------------------------------------------------------
Exercise of stock options                                                 103          130
------------------------------------------------------------------------------------------
Purchase of treasury stock, net                                       (19,928)      (3,749)
------------------------------------------------------------------------------------------
Long-term debt issued                                                  62,182      175,000
------------------------------------------------------------------------------------------
Repayment of long-term debt                                           (40,065)      (1,244)
------------------------------------------------------------------------------------------
Cash dividends paid                                                   (36,257)     (34,309)
------------------------------------------------------------------------------------------

                 Net cash provided from financing activities           27,889      491,679
                --------------------------------------------------------------------------
                 Increase (decrease) in cash and cash equivalents      (4,719)      54,279
                --------------------------------------------------------------------------
                 Cash and cash equivalents at beginning of year       169,782      238,788
                --------------------------------------------------------------------------
                 Cash and cash equivalents at end of period         $ 165,063    $ 293,067
                --------------------------------------------------------------------------
Supplemental disclosures of cash flow information:

                 Cash paid for:
                                Interest                            $  28,947    $  33,977
                               -----------------------------------------------------------
                                Income taxes                        $  19,750    $  16,000
                               -----------------------------------------------------------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Month Periods Ended June 30, 2004 and 2003.

Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2004.

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

Park had approximately $7.53 million of goodwill included in other assets at June 30, 2004 and December 31, 2003. This goodwill was evaluated for impairment during the first quarter of each of 2003 and 2004 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.53 million. No amortization expense is being recorded on the goodwill in 2004 and none was recorded in 2003.

Park also had core deposit intangibles included in other assets of $4.69 million at June 30, 2004 and $5.43 million at December 31, 2003. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $370,000 for the second quarter of 2004 and $582,500 for the second quarter of 2003 and was $740,000 for the first six months of 2004 compared to $1,165,000 for the first half of 2003.

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

                                                             (In Thousands)
                                                             ---------------
                                          Three Months Ended,               Six Months Ended,
                                               June 30,                         June 30,
                                      --------------------------       ------------------------
                                        2004              2003            2004            2003
Beginning of Period                    $63,934           $64,062        $63,142         $62,028
Provision for Loan Losses                1,905             2,836          3,370           6,269
Losses Charged to the Reserve           <3,465>           <3,328>        <5,813>         <6,182>
Recoveries                               1,716             1,955          3,391           3,410
End of Period                          $64,090           $65,525        $64,090         $65,525

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003.

                 (Dollars in Thousands, except per share data)

                                                    Three Months Ended           Six Months Ended
                                                           June 30,                   June 30,
                                                    ------------------           ----------------
                                                    2004             2003         2004        2003
Numerator:
Net Income                                         $    24,085   $   25,123     $   47,063   $   48,289

Denominator:

Denominator for basic earnings per share
(weighted-average shares)                           13,658,212   13,761,117     13,707,153   13,770,973

Effect of dilutive securities                          123,414       81,044        113,669       62,439

Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed)        13,781,626   13,842,161     13,820,822   13,833,412

Earnings per Share:
Basic earnings per share                           $      1.76   $     1.83     $     3.43   $     3.51
Diluted earnings per share                         $      1.75   $     1.81     $     3.41   $     3.49

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

    Operating Results for the Three Months Ended June 30, 2004 (In Thousands)

                                                                                                         All
                         PNB        RTC        CNB       FKNB       UB      SNB      SEC        CIT      Other      TOTAL
                         ---        ---        ---       ----       --      ---      ---        ---      -----      -----
Net Interest Income  $   15,706   $  5,361 $   4,900 $   8,070 $   2,615 $  3,872 $   7,595  $  1,853  $   2,550  $   52,522
Provision for
Loan Losses                 350        105       105       820       140      (10)      135       110        150       1,905
Other Income              5,889      1,302     1,350     1,701       449      591     2,193       378        193      14,046
Other Expense             9,166      2,626     2,940     4,054     1,475    1,793     4,898     1,138      2,205      30,295
Net Income                8,170      2,641     2,141     3,279       976    1,840     3,196       662      1,180      24,085
Balances at June
30 2004
Assets               $1,639,183   $574,173 $ 526,525 $ 734,429 $ 242,343 $387,836 $ 897,275  $205,482  $(132,515) $5,074,731

    Operating Results for the Three Months Ended June 30, 2003 (In Thousands)

                                                                                                          All
                          PNB        RTC       CNB      FKNB        UB      SNB      SEC        CIT      Other      TOTAL
                          ---        ---       ---      ----        --      ---      ---        ---      -----      -----
Net Interest Income  $   15,317   $  5,469 $   4,917 $   7,915 $   2,274 $  3,488 $   8,256  $  1,739  $   2,221  $   51,596
Provision for
Loan Losses               1,080         30       225       666        90      150       405        90        100       2,836
Other Income              7,632      1,497     1,729     1,854       729      902     2,746       461        171      17,721
Other Expense             9,246      2,483     2,736     4,053     1,462    1,790     4,716     1,090      2,914      30,490
Net Income           $    8,593   $  2,930 $   2,452 $   3,450 $     993 $  1,705 $   3,978  $    689  $     333  $   25,123
Balances at June
Assets               $1,728,360   $528,387 $ 456,042 $ 746,119 $ 231,527 $371,082 $ 865,449  $173,699  $ (98,185) $5,002,480

     Operating Results for the Six Months Ended June 30, 2004 (In Thousands)

                                                                                                          All
                          PNB        RTC       CNB      FKNB        UB      SNB      SEC        CIT      Other      TOTAL
                          ---        ---       ---      ----        --      ---      ---        ---      -----      -----
Net Interest Income  $   31,509  $  10,745 $   9,695 $  16,028 $   5,097 $  7,738 $  15,617  $  3,726  $   4,983  $  105,138
Provision for
 Loan Losses              1,145        285       105     1,015       140       30       220       110        320       3,370
Other Income             11,038      2,461     2,774     3,394       909    1,108     4,124       746        470      27,024
Other Expense            18,509      5,727     5,949     8,187     3,014    3,876     9,965     2,271      4,322      61,820
Net Income           $   15,510  $   4,834 $   4,292 $   6,862 $   1,924 $  3,412 $   6,430  $  1,412  $   2,387  $   47,063

     Operating Results for the Six Months Ended June 30, 2003 (In Thousands)

                                                                                                                All
                         PNB         RTC       CNB      FKNB        UB         SNB         SEC        CIT      Other      TOTAL
                         ---         ---       ---      ----        --         ---         ---        ---      -----      -----
Net Interest Income   $ 31,340   $ 11,027   $  9,865   $ 15,751   $  4,579   $  7,024   $ 16,709   $  3,361   $  4,145   $103,801
Provision for
 Loan Losses             2,460        360        450      1,332        180        300        810        180        197      6,269
Other Income            13,903      2,690      3,174      3,306      1,295      1,486      4,916        851        321     31,942
Other Expense           18,563      5,080      5,600      8,074      2,942      3,662      9,739      2,238      4,661     60,559
Net Income            $ 16,453   $  5,450   $  4,658   $  6,605   $  1,895   $  3,183   $  7,477   $  1,219   $  1,349   $ 48,289

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the periods ended June 30, 2004 and 2003. The reconciling amounts for consolidated total assets for both of the quarters ended June 30, 2004 and 2003 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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

                  (Dollars in thousands, except per share data)

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                 June 30,
                                                       --------                 --------
                                                   2004         2003         2004        2003
                                                   ----         ----         ----        ----

Net income as reported                         $   24,085   $   25,123   $   47,063   $   48,289
Deduct:
Total stock-based employee compensation
 expense determined under fair value method,
 net of related tax effects                        (2,209)      (1,706)      (2,335)      (1,812)
Pro forma net income                           $   21,876   $   23,417   $   44,728   $   46,477
Basic earnings per share as reported           $     1.76   $     1.83   $     3.43   $     3.51
Pro forma basic earnings per share             $     1.60   $     1.70   $     3.26   $     3.37
Diluted earnings per share as reported         $     1.75   $     1.81   $     3.41   $     3.49
Pro forma diluted earnings per share           $     1.59   $     1.69   $     3.24   $     3.36

Note 7 - Pending Acquisition

On August 3, 2004, Park National Corporation ("Park") and First Federal Bancorp, Inc. ("First Federal") of Zanesville, Ohio jointly announced the signing of a definitive agreement and plan of merger. This merger agreement will result in the acquisition of First Federal by Park through the merger of a newly-formed subsidiary of Park with and into First Federal in an all cash transaction, immediately followed by the merger of the surviving corporation into Park. The merger transactions are anticipated to be completed in the fourth quarter of 2004, and require the approval of appropriate regulatory authorities and of the shareholders of First Federal. Under the terms of the merger agreement, shareholders of First Federal will receive cash in the amount of $13.25 per share for each common share of First Federal outstanding immediately prior to the closing. Each outstanding option granted under a First Federal stock option plan will be cancelled and extinguished and converted into the right to receive an amount of cash equal to the product of (1) (a) $13.25 minus (b) the exercise price of the option, multiplied by (2) the number of First Federal common shares subject to the unexercised portion of the option. As of August 3, 2004, First Federal had 3,286,221 common shares outstanding and options covering an aggregate of 335,925 common shares with a weighted average exercise price of $6.12 per share.

Following completion of the merger transactions described above, First Federal Savings Bank of Eastern Ohio, which is currently a subsidiary of First Federal, will merge into Century National Bank, a subsidiary of Park.

First Federal had $258 million of total assets and $23 million of stockholders' equity at June 30, 2004.

The parent company of Park National Corporation will not need to secure any outside borrowings to pay for the acquisition. Funding for the acquisition is available from the affiliate banks.

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2003 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with U. S. generally accepted accounting principles. The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss from default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

                       Comparison of Results of Operations
                    For the Three and Six Month Periods Ended
                             June 30, 2004 and 2003

Summary Discussion of Results

Net income decreased by $1.0 million or 4.1% to $24.1 million for the three months ended June 30, 2004 compared to $25.1 million for the same period in 2003. For the first half of 2004, net income decreased by $1.2 million or 2.5% to $47.1 million compared to $48.3 million for the same period in 2003. The annualized, net income to average asset ratio (ROA) was 1.92% for the second quarter of 2004 and 1.89% for the first half of 2004, compared to 2.01% for the second quarter of 2003 and 1.98% for the first six months of 2003. The annualized, net income to average equity ratio (ROE) was 18.26% for the second quarter of 2004 and 17.63% for the first half of 2004, compared to 19.37% for the second quarter of 2003 and 18.97% for the first half of 2003.

Diluted earnings per share decreased by 3.3% to $1.75 for the second quarter of 2004 and decreased by 2.3% to $3.41 for the first half of 2004.

The decrease in net income for both the three and six month periods ended June 30, 2004 was primarily due to the large decrease in total Other Income. Total Other Income decreased by $3.35 million or 19.3% to $14.05 million for the three months ended June 30, 2004 and decreased by $5.94 million or 18.1% to $26.92 million for the six months ended June 30, 2004. The large decrease for both periods was primarily due to the decrease in fee income earned from the origination and sale of fixed rate mortgage loans. Fixed rate mortgage loans totaling approximately $500 million were originated and sold during the first half of 2003 compared to approximately $130 million for the first half of 2004. Many mortgage loan customers took advantage of the low long-term interest rates during the first half of 2003 and refinanced their mortgage loan. The absence of the extraordinary large volume of fixed rate mortgage loan originations during the first half of 2004 accounts for the large decrease in total Other Income. Management expects that the amount of total Other Income generated during the first half of 2004 of $26.92 million would approximate the results for the second half of 2004.

Net Interest Income Comparison for the Second Quarter of 2004 and 2003

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income was $52.5 million for the second quarter of 2004 and $51.6 million in 2003. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2004 with the same quarter in 2003.

                           Three Months Ended June 30,
                                 (In Thousands)

                                                       2004                2003
                                                Average      Tax      Average     Tax
                                                Balance   Equivalent  Balance  Equivalent
                                                              %                    %
                                                -------   ----------  -------  ----------
Loans                                         $2,791,973    6.26%   $2,684,883   6.99%
Taxable Investments                            1,806,721    4.83%    1,754,466   4.45%
Tax Exempt Investments                           108,107    7.25%      128,931   7.28%
Federal Funds Sold and Securities Purchased
 under Resale Agreements                          12,621    1.10%      124,043   1.15%
Interest Earning Assets                       $4,719,422    5.72%   $4,692,323   5.89%

Interest Bearing Deposits                     $2,931,331    1.31%   $2,915,687   1.76%
Short-term Borrowings                            436,192    1.12%      676,099    .42%
Long-term Debt                                   507,504    2.44%      334,573   3.41%
Interest Bearing Liabilities                  $3,875,027    1.44%   $3,926,359   1.67%
Excess Interest Earning Assets                $  844,395    4.28%   $  765,964   4.22%
Net Interest Margin                                         4.54%                4.49%

Average interest earning assets increased by $27.1 million or .6% to $4,719 million for the quarter ended June 30, 2004 compared to the same quarter in 2003. The average yield on interest earning assets decreased to 5.72% for the second quarter of 2004 compared to 5.89% for the second quarter of 2003.

Average loan totals increased by $107.1 million or 4.0% to $2,792 million for the second quarter of 2004 compared to the same period in 2003. At June 30, 2004, total loans were $2,804 million compared to $2,731 million at December 31, 2003, an increase of $73 million or 2.7%. Total loans increased by $39 million or 1.4% for the year 2003 and decreased by $104 million or 3.7% for the year 2002 and decreased by $160 million or 5.4% for the year 2001. The demand for commercial and commercial real estate loans continued to improve during the second quarter of 2004. Management anticipates that total loans will continue to increase throughout the remainder of 2004 as the economy continues to improve.

The average yield on the loan portfolio was 6.26% for the second quarter of 2004 compared to 6.99% for the same period in 2003. The average prime lending rate was 4.00% for the second quarter of 2004 compared to 4.25% for the second quarter of 2003. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The Federal Reserve increased the federal funds rate by ..25% to 1.25% on June 30, 2004. The Federal Reserve is expected to continue to increase the federal funds rate during the second half of 2004 at a measured pace. The prime lending rate increased to 4.25% in July 2004 and is expected to increase during the second half of 2004 as a result of the expected increases in the federal funds rate. Management expects that the average yield on loans will increase during the second half of 2004.

Average investment securities, including federal funds sold, decreased by $80 million or 4.0% to $1,927 million for the second quarter of 2004. During the second quarter of 2003, average investment securities included on average $442 million of short-term investments that were used to arbitrage short-term dollar-roll repo borrowings. Exclusive of the short-term arbitrage in 2003, average investment securities increased by $362 million or 23.1% in 2004 compared to 2003.

The average yield on taxable investment securities was 4.83% for the second quarter of 2004 compared to 4.45% for the second quarter of 2003. The average yield on taxable securities was lower in 2003 due to the short-term investments that were used to arbitrage the short-term dollar-roll repo borrowings in 2003. The tax equivalent yield on tax exempt investment securities was 7.25% for the second quarter of 2004 compared to 7.28% for the same period in 2003. No tax exempt investment securities were purchased during the past year.

At June 30, 2004, the tax equivalent yield on the total investment portfolio was 4.96% and the average maturity was 4.9 years. U.S. Government Agency asset-backed securities were approximately 90% of the total investment portfolio at the end of the second quarter of 2004. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and collateralized mortgage obligations, which are backed by fifteen-year mortgage-backed securities.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.4 years with a 1.00% increase in long-term interest rates and to 5.6 years with a 2.00% increase in long-term interest rates.

Average interest bearing liabilities decreased by $51 million or 1.3% to $3,875 million for the three months ended June 30, 2004 compared to the same period in 2003. The average cost of interest bearing liabilities decreased by .23% to 1.44% for the second quarter of 2004 compared to 1.67% for the same period in 2003.

Average interest bearing deposits increased by $16 million or .5% to $2,931 million for the three months ended June 30, 2004 compared to the same period in 2003. The average cost of interest bearing deposits decreased by .45% to 1.31% for the second quarter of 2004 compared to 1.76% for the same period in 2003. Management expects that the average cost of interest bearing deposits will slowly increase during the second half of 2004.

Average short-term borrowings decreased by $240 million to $436 million for the second quarter of 2004 compared to the same quarter of 2003. The average cost of short-term borrowings increased to 1.12% for the second quarter of 2004 compared to .42% for the same quarter in 2003. The decrease in the average balance of short-term borrowings was due to the absence of dollar-roll repo borrowings in 2004. The dollar-roll repo borrowings averaged $442 million for the second quarter of 2003 at an average cost of 0%. Excluding the dollar-roll repo borrowings from short-term borrowings in 2003 would have increased the average cost of short-term borrowings to 1.21%, which is slightly higher than the average cost of 1.12% for the second quarter of 2004.

Average long-term borrowings increased by $173 million to $508 million for the second quarter of 2004 compared to the same period of 2003. The average cost of long-term borrowings decreased to 2.44% for the second quarter of 2004 compared to 3.41% for the same period last year. The additional average long-term borrowings in 2004 are priced on a variable rate basis and the borrowing cost changes monthly based on short-term money market rates.

Net interest income increased by $926,000 or 1.8% to $52.5 million for the second quarter of 2004 compared to $51.6 million for the same period of 2003. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) increased by .06% to 4.28% in 2004 compared to 4.22% in 2003. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by .05% to 4.54% in 2004 compared to 4.49% in 2003.

The following table compares net interest income, the net interest margin, average interest earning assets, average interest bearing liabilities and average excess interest earning assets for the past five quarters.

                               Three Months Ended
                             (Dollars in Thousands)

                                   June 30,     March 31,    December 31, September 30,   June 30,
                                    2004          2004          2003          2003          2003
                                    ----          ----          ----          ----          ----
Net Interest Income              $   52,522    $   52,616    $   49,486    $   49,350    $   51,596
Net Interest Margin                    4.54%         4.61%         4.49%         4.58%         4.49%
Interest Earning Assets          $4,719,422    $4,657,129    $4,452,153    $4,354,669    $4,692,323
Interest Bearing Liabilities     $3,875,027    $3,817,747    $3,607,913    $3,548,607    $3,926,359
Excess Interest Earning Assets   $  844,395    $  839,382    $  844,240    $  806,062    $  765,964

Management expects that net interest income for the year 2004 will exceed net interest income for 2003 of $202.6 million by approximately 5%. This projection is dependent upon total loans and deposits increasing throughout the remainder of 2004 at the same growth rate that was achieved during the first half of 2004. This projection also assumes that interest rates will remain relatively stable. Management expects that an increase in interest rates will slightly improve the performance of net interest income and that a decrease in interest rates will slightly reduce the level of net interest income.

Net Interest Income Comparison for the First Half of 2004 and 2003

Net interest income increased by $1.3 million or 1.3% to $105.1 million for the six months ended June 30, 2004 compared to $103.8 million for the first half of 2003. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2004 with the same period in 2003.


                    Six Months Ended June 30, (In Thousands)

                                                                 2004                             2003
                                                        Average           Tax             Average         Tax
                                                        Balance       Equivalent          Balance      Equivalent
                                                        -------       ----------          -------      ----------
                                                                          %                                %
Loans                                                  $2,768,048       6.34%            $2,680,318      7.07%
Taxable Investments                                     1,801,827       4.86%             1,696,630      4.72%
Tax Exempt Investments                                    109,665       7.27%               130,780      7.29%
Federal Funds Sold and Securities Purchased
under Resale Agreements                                     8,732       1.19%                73,148      1.22%
Interest Earning Assets                                $4,688,272       5.78%            $4,580,876      6.11%

Interest Bearing Deposits                              $2,929,244       1.34%            $2,905,772      1.83%
Short-term Borrowing                                      419,903       1.24%               612,080       .39%
Long-term Debt                                            497,240       2.36%               303,408      3.63%
Interest Bearing Liabilities                           $3,846,387       1.47%            $3,821,260      1.74%
Excess Interest Earning Assets                           $841,885       4.31%              $759,616      4.37%
Net Interest Margin                                                     4.58%                            4.66%

Average interest earning assets increased by $107 million or 2.3% to $4,688 million for the six months ended June 30, 2004 compared to the same period in 2003. The average yield on interest earning assets decreased to 5.78% for the first half of 2004 compared to 6.11% for the same period in 2003.

Average loans increased by $88 million or 3.3% to $2,768 million for the first half of 2004 compared to the first six months of 2003. The average yield on loans decreased to 6.34% for the first half of 2004 compared to 7.07% for the same period in 2003. The average prime lending rate was 4.00% for the first half of 2004 and 4.25% for the first six months of 2003.

Average investment securities, including federal funds sold and securities purchased under resale agreements, increased by $20 million or 1.0% to $1,920 million for the first half of 2004 compared to the same period in 2003. The yield on taxable investment securities was 4.86% for the six months ended June 30, 2004 compared to 4.72% for the same period in 2003.

Average interest bearing liabilities increased by $25 million or .7% to $3,846 million for the first half of 2004 compared to the same period in 2003. Average interest bearing deposits increased by $23 million or .8% to $2,929 million for the first six months of 2004 compared to the same period in 2003. The average cost of interest bearing deposits decreased to 1.34% for the first half of 2004 compared to 1.83% for the first half of 2003.

Average short-term borrowings decreased by $192 million to $420 million for the first half of 2004 compared to $612 million for the same period in 2003. The average cost of short-term borrowings increased to 1.24% for the first half of 2004 compared to .39% for the same period in 2003. The decrease in the average balance of short-term borrowings was due to the absence of dollar-roll repo borrowings in 2004. The dollar-roll repo borrowings averaged $365 million for the first half of 2003 at an average cost of a negative .17%. Park did not have any dollar-roll repo borrowings in the first half of 2004.

Average long-term borrowings were $497 million for the first six months of 2004 compared to $303 million for the first half of 2003. The average cost of long-term borrowings decreased to 2.36% for the first six months of 2004 compared to 3.63% for the same period in 2003. The additional average long-term borrowings in 2004 are priced on a variable rate basis and the borrowing cost changes monthly based on short-term money market rates.

Provision for Loan Losses

The provision for loan losses was $1.9 million and $3.4 million, respectively, for the second quarter and first half of 2004 compared to $2.8 million and $6.3 million for the same periods in 2003. Net loan charge-offs were $1.7 million and $2.4 million, respectively, for the three and six months periods ended June 30, 2004 compared to $1.4 million and $2.8 million for the same periods in 2003. Nonperforming loans defined as loans that are 90 days or more past due, renegotiated loans, and nonaccrual loans were $24.0 million or .86% of loans at June 30, 2004 compared to $25.7 million or .94% of loans at December 31, 2003 and $28.1 million or 1.04% of loans at June 30, 2003. The reserve for loan losses as a percentage of outstanding loans was 2.29% at June 30, 2004 compared to 2.31% at December 31, 2003 and 2.44% at June 30, 2003. See Note 3 of the Notes to Consolidated Financial statements for a discussion of the factors considered by management in determining the provision for loan losses.

Total Other Income

Total other income decreased by $3.4 million or 19.3% to $14.0 million for the three months ended June 30, 2004 and decreased by $5.9 million or 18.1% to $26.9 million for the six months ended June 30, 2004 compared to the same periods in 2003. The following table is a summary of the change in total other income.

                                           (In Thousands)
                            Three Months Ended           Six Months Ended
                                June 30,                     June 30,
                           --------------------          ------------------
                        2004      2003    Change     2004      2003     Change
                        ----      ----    ------     ----      ----     ------
Fees from Fiduciary
Activities            $ 2,819   $ 2,446   $   373   $ 5,542   $ 4,860   $   682
Service Charges on
Deposit Accounts        3,970     3,597       373     7,546     7,009       537
Other Service
Income                  2,811     7,280    (4,469)    5,463    12,865    (7,402)
Other Income            4,446     4,077       369     8,367     8,121       246
Total                 $14,046   $17,400   ($3,354)  $26,918   $32,855   ($5,937)

The large decrease in fees earned from Other Service Income for both the second quarter of 2004 and the first six months of 2004 is due to the decrease in fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. Park originated and sold approximately $130 million of fixed rate mortgage loans during the first six months of 2004 compared to approximately $500 million for the first six months of 2003.

Gain (Loss) on Sale of Securities

A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. The gain was from the sale of some equity investments. There were no sales of securities during the second quarter of 2004.

A gain on the sale of investment securities of $321,000 was realized during the second quarter of 2003 due to the sale of $50 million of U.S. Agency Notes.

During the first quarter of 2003, a loss of $1.2 million was realized from the sale of $100 million of U.S. Agency collateralized mortgage obligations.

Other Expense

Total other expense decreased by $195,000 or .6% to $30.3 million for the three months ended June 30, 2004 compared to $30.5 million for the second quarter of 2003. Salaries and employee benefits expense increased by $579,000 or 3.5% to $17.1 million for the second quarter of 2004 compared to $16.5 million for the second quarter of 2003. Equipment expense decreased by $116,000 or 7.3% for the second quarter of 2004 compared to the same period in 2003. This decrease was primarily due to a decrease in the depreciation expense on equipment as some equipment has become fully depreciated this year. The subcategory other expense decreased by $722,000 or 6.7% to $10.0 million for the quarter ended June 30, 2004 compared to $10.7 million for the second quarter of 2003. This decrease was primarily due to a decrease in charitable contribution expense of $909,000 to $15,000 for the second quarter of 2004 compared to $924,000 for the same period in 2003. For the entire year of 2003, charitable contribution expense was $984,000 compared to $703,000 for all of 2002. For the first half of 2004, charitable contribution expense was $31,000. Management expects that charitable contribution expense for the second half of 2004 would be approximately $500,000.

Total other expense increased by $1.3 million or 2.1% to $61.8 million for the first six months of 2004 compared to the same period in 2003. Salaries and employee benefits expense increased by $1.2 million or 3.5% to $35.2 million for the fist half of 2004 compared to the first six months of 2003. Full time equivalent employees were 1,669 at June 30, 2004 compared to 1,629 at June 30, 2003.

Federal Income Taxes

Federal income tax expense was $10.3 million and $19.9 million, respectively, for the three and six months periods ended June 30, 2004 compared to $10.9 million and $20.6 million for the same periods in 2003. The ratio of federal income tax expense to income before taxes was 29.9% for the three months ended June 30, 2004 and 29.7% for the six months ended June 30, 2004 compared to 30.2% for the second quarter of 2003 and 29.9% for the first half of 2003. The statutory federal income tax rate was 35% for both 2004 and 2003. The difference between the effective federal income tax rate and statutory rate is primarily due to tax-exempt interest income and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                     AT JUNE 30, 2004 AND DECEMBER 31, 2003

Changes in Financial Condition and Liquidity

Total assets increased by $40 million or .8% to $5,075 million at June 30, 2004 compared to $5,035 million at December 31, 2003. Total loans increased by $73 million or 2.7% to $2,804 million at June 30, 2004 as the demand for commercial and commercial real estate loans continued to improve during the first half of 2004. Management expects that loans will continue to grow at about the same pace during the second half of the year. Investment securities decreased by $48 million or 2.4% during the first half of 2004. The net unrealized gain on available-for-sale securities was $29.2 million at December 31, 2003 compared to a net unrealized loss on available-for-sale securities of $17.6 million at June 30, 2004. Purchases of investment securities totaled $259 million for the first six months of 2004 compared to proceeds from the maturity and repayment of investment securities of $260 million. Management expects that the purchase of investment securities during the second half of 2004 will approximate the proceeds received from maturities, repayments and sales of investment securities.

Total liabilities increased by $67 million or 1.5% to $4,559 million at June 30, 2004 compared to $4,492 million at December 31, 2003. Total deposits increased by $102 million or 3.0% to $3,517 million at June 30, 2004. Total borrowed money decreased by $18 million or 1.8% to $984 million at June 30, 2004.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 55.2% at June 30, 2004 compared to 54.2% at December 31, 2003 and 53.8% at June 30, 2003. Cash and cash equivalents totaled $165 million at June 30, 2004 compared to $170 million at December 31, 2003 and $293 million at June 30, 2003. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at June 30, 2004 was $516 million or 10.16% of total assets compared to $543 million or 10.79% of total assets at December 31, 2003 and $538 million or 10.76% of total assets at June 30, 2003.

The decrease in stockholders' equity in 2004 is due to an increase in treasury stock and a decrease in accumulated other comprehensive income, net of taxes. The number of shares of treasury stock has increased by 163,394 shares in 2004 and the carrying value of treasury stock has increased by $20 million to a negative $89 million at June 30, 2004 compared to a negative $69 million at December 31, 2003. The carrying value of accumulated other comprehensive income, net of taxes has decreased by $30 million in 2004 from an unrealized gain of $19 million at year-end 2003 to an unrealized loss of $11 million at June 30, 2004.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.23% at June 30, 2004 and 10.79% at December 31, 2003. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 16.23% at June 30, 2004 and 16.51% at December 31, 2003. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.50% at June 30, 2004 and 17.78% at December 31, 2003.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2004. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2004:

                                        TIER I       TOTAL
                           LEVERAGE   RISK-BASED   RISK-BASED
                           --------   ----------   ----------
Park National Bank           6.36%       9.70%      12.87%
Richland Trust Company       6.37%      11.21%      12.47%
Century National Bank        5.83%      10.49%      12.79%
First-Knox National Bank     6.52%      10.07%      13.60%
Second National Bank         6.03%      10.40%      13.87%
United Bank, N.A.            6.08%      11.83%      13.09%
Security National Bank       5.87%       9.38%      13.34%
Citizens National Bank       6.26%      12.86%      17.64%
Park National Corporation   10.23%      16.23%      17.50%
Minimum Capital Ratio        4.00%       4.00%       8.00%
Well Capitalized Ratio       5.00%       6.00%      10.00%

At the July 19, 2004 Park National Corporation Board of Directors' meeting, a cash dividend of $.88 per share was declared payable on September 10, 2004 to stockholders of record on August 24, 2004.

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 32 of Park's 2003 Annual Report for disclosure concerning contractual obligations and commitments. There has not been a material change in contractual obligations or commitments since year-end 2003, except for the pending acquisition of First Federal Bancorp, Inc.

On August 3, 2004, Park jointly announced with First Federal Bancorp, Inc. the signing of a definitive agreement and plan of merger. See Note 7 of the Notes to the Consolidated Financial Statements for information on the pending acquisition. Under the terms of the agreement, Park anticipates paying approximately $45.9 million in cash to the shareholders of First Federal. The parent company of Park will not need to arrange any outside borrowing to fund the purchase of First Federal, but intends to fund it through working capital.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Park's internal control over financial reporting (as defined in Rule 13 a - 15 (f) under the Exchange Act) that occurred during Park's fiscal quarter ended June 30, 2004, that have materially affected or are reasonably likely to materially affect, Park's internal control over financial reporting.

                            PARK NATIONAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Park National Corporation and subsidiaries are not engaged in any legal proceedings of a material nature at the present time.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      (a.) Not applicable

      (b.) Not applicable

      (c.) Not applicable

      (d.) Not applicable

      (e.) The following table provides information regarding Park's purchases of its common shares during the three months ended June 30, 2004:

                               Total Number of  Average Price    Total Number of Common Shares      Maximum Number of Common
                                Common Shares  Paid Per Common   Purchased as Part of Publicity  Shares that May Yer be Purchased
         Period                  Purchased         Share          Announced Plans or Programs    under the Plans or Programs (1)
April 1 thru April 30, 2004      41,996           $114.85               41,996 (2)                              752,943
May 1 thru May 31, 2004          57,723           $115.07               57,723 (2)                              712,869
June 1 thru June 30, 2004        37,901           $122.63               37,901 (2)                              676,642

      (1) The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park's publicly announced repurchase program to fund the Park National Corporation 1995 Incentive Stock Option Plan as well as Park's publicly announced stock repurchase program.

           On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of June 30, 2004, Park had the authority to still repurchase an aggregate of 488,300 common shares under this stock repurchase program.

           The Park National Corporation 1995 Incentive Stock Option Plan (the "1995 Plan") was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon exercise of incentive stock options granted under the 1995 plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of June 30, 2004, incentive stock options covering 674,380 common shares were outstanding and 342,634 common shares were available for future grants. With 828,672 common shares held as treasury shares for purposes of the 1995 Plan at June 30, 2004, an additional 188,342 common shares remained authorized for repurchase for purposes of funding the 1995 Plan.

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

                  31.1 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Executive Officer)

                  31.2 Rule 13a - 14(a) / 15d - 14(a) Certification (Principal Financial Officer)

                  32.1  Section 1350 Certification (Principal Executive Officer)

                  32.2  Section 1350 Certification (Principal Financial Officer)

            b.    Reports on Form 8-K

                  On April 19, 2004, Park National Corporation furnished information regarding the news release announcing earnings for the three months ended March 31, 2004 for Park National Corporation under Item 12. Results of Operations and Financial Condition in a Current Report of Form 8-K, dated April 19, 2004. The news release was included as Exhibit 99.

                  On July 19, 2004, Park National Corporation furnished information regarding the press release announcing earnings for the three and six months ended June 30, 2004 for Park National Corporation under Item 12. Results of Operations and Financial Condition in a Current Report on Form 8-K, dated July 19, 2004. The news release was included as Exhibit 99.

                  On August 3, 2004, Park National Corporation filed a Current Report on Form 8-K reporting the issuance of news releases announcing the signing of a definitive agreement and plan of merger which will result in the acquisition of First Federal Bancorp, Inc. of Zanesville, Ohio under Item 5. Other Events and Regulation FD Disclosure in a Form 8-K. The news releases dated August 3, 2004 were included as Exhibits 99.1 and 99.2.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               PARK NATIONAL CORPORATION

DATE: August 6, 2004                           BY: /s/C. Daniel DeLawder
                                                   ---------------------
                                                   C. Daniel DeLawder
                                                   President and Chief
                                                   Executive Officer

DATE: August 6, 2004                           BY: /s/John W. Kozak
                                                   ---------------------
                                                   John W. Kozak
                                                   Chief Financial Officer