Form 10-Q
period 2004-09-30
PARK NATIONAL CORP /OH/
filed 2004-11-03
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                       N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

                                 Yes [x] No [ ]

13,616,740 Common shares, no par value per share, outstanding at October 29, 2004.

                            PARK NATIONAL CORPORATION

                                                                                                                             Page
PART I.   FINANCIAL INFORMATION                                                                                                 3

    Item 1. Financial Statements                                                                                             3-12

            Consolidated Condensed Balance Sheets as of September 30, 2004 and December 31, 2003 (unaudited)                    3

            Consolidated Condensed Statements of Income for the Three Months and Nine Months ended September 30, 2004
            and 2003 (unaudited)                                                                                              4,5

            Consolidated Condensed Statements of Changes in Stockholders' Equity for the Nine Months ended September
            30, 2004 and 2003 (unaudited)                                                                                       6

            Consolidated Condensed Statements of Cash Flows for the Nine  Months ended September 30, 2004 and 2003
            (unaudited)                                                                                                       7,8

            Notes to Consolidated Financial Statements                                                                       9-15

    Item 2. Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                                                   16-24

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                         25

    Item 4. Controls and Procedures                                                                                            25

PART II.  OTHER INFORMATION                                                                                                    26

    Item 1. Legal Proceedings                                                                                                  26

    Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                                        26

    Item 3. Defaults Upon Senior Securities                                                                                    27

    Item 4. Submission of Matters to a Vote of Security Holders                                                                27

    Item 5. Other Information                                                                                                  27

    Item 6. Exhibits                                                                                                           27

SIGNATURES                                                                                                                     28

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except share data)

                                                                 September 30,  December 31,
                                                                     2004           2003
                                                                 -------------  -----------
Assets:
   Cash and due from banks                                        $  141,530    $  169,782
                                                                  ----------    ----------
   Interest bearing deposits                                               0            50
                                                                  ----------    ----------
   Securities available-for-sale, at fair value
      (amortized cost of $1,855,940 and $1,899,537
      at September 30, 2004 and December 31, 2003)                 1,876,927     1,928,697
                                                                  ----------    ----------
   Securities held-to-maturity, at amortized cost
      (fair value approximates $80,145 and $63,563
      at September 30, 2004 and December 31, 2003)                    78,516        62,529
                                                                  ----------    ----------
   Loans (net of unearned interest)                                2,873,433     2,730,803
                                                                  ----------    ----------
   Allowance for possible loan losses                                 64,739        63,142
                                                                  ----------    ----------
                Net loans                                          2,808,694     2,667,661
                                                                  ----------    ----------
   Bank premises and equipment, net                                   37,179        36,746
                                                                  ----------    ----------
   Bank owned life insurance                                          94,135        82,570
                                                                  ----------    ----------
   Other assets                                                       98,589        86,921
                                                                  ----------    ----------
                        Total assets                              $5,135,570    $5,034,956
                                                                  ----------    ----------
Liabilities and Stockholders' Equity:
   Deposits:
      Noninterest bearing                                         $  567,708    $  547,793
                                                                  ----------    ----------
      Interest bearing                                             2,967,697     2,866,456
                                                                  ----------    ----------
                Total deposits                                     3,535,405     3,414,249
                                                                  ----------    ----------
   Short-term borrowings                                             472,342       516,759
                                                                  ----------    ----------
   Long-term debt                                                    508,763       485,977
                                                                  ----------    ----------
   Other liabilities                                                  65,743        74,930
                                                                  ----------    ----------
                Total liabilities                                  4,582,253     4,491,915
                                                                  ----------    ----------
   Stockholders' Equity:
      Common stock (No par value; 20,000,000 shares
            authorized;  14,544,266 shares issued in 2004
            and 14,542,335 shares issued in 2003)                    106,036       105,895
                                                                  ----------    ----------
      Retained earnings                                              521,275       486,769
                                                                  ----------    ----------
      Treasury stock (929,476 shares in 2004
            and 775,643 shares in 2003)                              (87,632)      (68,577)
                                                                  ----------    ----------
      Accumulated other comprehensive income (loss),
            net of taxes                                              13,638        18,954
                                                                  ----------    ----------
                Total stockholders' equity                           553,317       543,041
                                                                  ----------    ----------
                        Total liabilities and
                          stockholders' equity                    $5,135,570    $5,034,956
                                                                  ----------    ----------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(dollars in thousands, except per share data)

                                                Three Months Ended       Nine Months Ended
                                                   September 30,            September 30,
                                               ---------------------   ----------------------
                                                 2004        2003        2004          2003
                                               ---------   ---------   ---------    ---------
Interest income:

   Interest and fees on loans                  $  45,130   $  45,696   $ 132,062    $ 139,205
                                               ---------   ---------   ---------    ---------
   Interest on:
      Obligations of U.S. Government,
         its agencies and other securities        22,187      16,615      65,714       56,325
                                               ---------   ---------   ---------    ---------
      Obligations of states
         and political subdivisions                1,255       1,533       3,904        4,706
                                               ---------   ---------   ---------    ---------
   Other interest income                              32         207          83          649
                                               ---------   ---------   ---------    ---------
         Total interest income                    68,604      64,051     201,763      200,885
                                               ---------   ---------   ---------    ---------
Interest expense:

   Interest on deposits:
      Demand and savings deposits                  1,821       1,763       4,834        6,403
                                               ---------   ---------   ---------    ---------
      Time deposits                                8,181       9,743      24,759       31,484
                                               ---------   ---------   ---------    ---------
   Interest on borrowings:
      Short-term borrowings                        1,552         685       4,149        1,873
                                               ---------   ---------   ---------    ---------
      Long-term debt                               3,240       2,510       9,073        7,974
                                               ---------   ---------   ---------    ---------
                   Total interest expense         14,794      14,701      42,815       47,734
                                               ---------   ---------   ---------    ---------
            Net interest income                   53,810      49,350     158,948      153,151
                                               ---------   ---------   ---------    ---------
Provision for loan losses                          2,745       3,156       6,115        9,425
                                               ---------   ---------   ---------    ---------
                   Net interest income after
                   provision for loan losses      51,065      46,194     152,833      143,726
                                               ---------   ---------   ---------    ---------
Other income                                      13,009      16,140      39,927       48,995
                                               ---------   ---------   ---------    ---------
Gain (loss) on sale of securities                      -      (4,474)        106       (5,387)
                                               ---------   ---------   ---------    ---------

                                    Continued

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
(CONTINUED)
(dollars in thousands, except per share data)

                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                   September 30,
                                                                ---------------------------     ---------------------------
                                                                   2004             2003           2004            2003
                                                                -----------     -----------     -----------     -----------
Other expense:

   Salaries and employee benefits                               $    17,838     $    16,566     $    53,082     $    50,619
                                                                -----------     -----------     -----------     -----------
   Occupancy expense                                                  1,803           1,775           5,267           5,178
                                                                -----------     -----------     -----------     -----------
   Furniture and equipment expense                                    1,333           1,610           4,398           4,837
                                                                -----------     -----------     -----------     -----------
   Other expense                                                     10,118           9,407          30,165          29,283
                                                                -----------     -----------     -----------     -----------
      Total other expense                                            31,092          29,358          92,912          89,917
                                                                -----------     -----------     -----------     -----------
                   Income before federal income taxes                32,982          28,502          99,954          97,417
                                                                -----------     -----------     -----------     -----------
Federal income taxes                                                  9,435           8,302          29,344          28,928
                                                                -----------     -----------     -----------     -----------
                   Net income                                   $    23,547     $    20,200     $    70,610     $    68,489
                                                                ===========     ===========     ===========     ===========

PER SHARE:

   Net income:
      Basic                                                     $      1.73     $      1.47     $      5.16     $      4.97
                                                                ===========     ===========     ===========     ===========
      Diluted                                                   $      1.71     $      1.46     $      5.12     $      4.95
                                                                ===========     ===========     ===========     ===========
   Weighted average
      Basic                                                      13,608,629      13,764,381      13,674,311      13,768,775
                                                                ===========     ===========     ===========     ===========
      Diluted                                                    13,740,925      13,880,422      13,794,190      13,849,082
                                                                ===========     ===========     ===========     ===========
   Cash dividends declared                                      $      0.88     $      0.83     $      2.64     $      2.49
                                                                ===========     ===========     ===========     ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) (dollars in thousands, except share data)

                                                                                                          Accumulated
                                                                                              Treasury       Other
                                                                          Common    Retained    Stock    Comprehensive Comprehensive
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003                              Stock    Earnings   at Cost      Income        Income
------------------------------------------------------------------------ ---------  --------  ---------  ------------- -------------
BALANCE AT DECEMBER 31, 2002                                             $ 105,768  $446,300  ($ 65,194)  $  22,418
                                                                         ---------  --------  ---------   ---------
   Net Income                                                                         68,489                             $  68,489
                                                                         ---------  --------  ---------   ---------      ---------
     Accumulated other comprehensive income,
          Reverse additional minimum liability for pension plan,
           net of taxes $860                                                                                  1,598
                                                                         ---------  --------  ---------   ---------      ---------
          Unrealized net holding loss on securities available-for-sale,
           net of taxes ($3,466)                                                                             (6,437)        (4,839)
                                                                         ---------  --------  ---------   ---------      ---------
      Total comprehensive income                                                                                         $  63,650
                                                                         ---------  --------  ---------   ---------      =========
   Cash dividends on common stock:
      Park at $2.49 per share                                                        (34,282)
                                                                         ---------  --------  ---------   ---------
    Shares issued for stock options - 1,924 shares                              68
                                                                         ---------  --------  ---------   ---------
    Tax benefit from exercise of stock options                                  62
                                                                         ---------  --------  ---------   ---------
   Treasury stock purchased - 74,467 shares                                                      (7,275)
                                                                         ---------  --------  ---------   ---------
   Treasury stock reissued for exercise of stock options - 41,137 shares                          4,251
                                                                         ---------  --------  ---------   ---------
BALANCE AT SEPTEMBER 30, 2003                                            $ 105,898  $480,507  ($ 68,218)  $  17,579
                                                                         =========  ========  =========   =========

BALANCE AT DECEMBER 31, 2003                                             $ 105,895  $486,769  ($ 68,577)  $  18,954
                                                                         ---------  --------  ---------   ---------
   Net Income                                                                       $ 70,610                             $  70,610
                                                                         ---------  --------  ---------   ---------      ---------
     Accumulated other comprehensive income,  net of tax:
          Unrealized net holding loss on securities available-for-sale,
            net of taxes ($2,862)                                                                            (5,316)        (5,316)
                                                                         ---------  --------  ---------   ---------      ---------
      Total comprehensive income                                                                                         $  65,294
                                                                         ---------  --------  ---------   ---------      =========
   Cash dividends on common stock:
      Park at $2.64 per share                                                        (36,104)
                                                                         ---------  --------  ---------   ---------
    Shares issued for stock options - 1,955 shares                              67
                                                                         ---------  --------  ---------   ---------
    Tax benefit from exercise of stock options                                  77
                                                                         ---------  --------  ---------   ---------
    Cash paid for fractional shares - 24 shares                                 (3)
                                                                         ---------  --------  ---------   ---------
   Treasury stock purchased - 204,458 shares                                                    (23,699)
                                                                         ---------  --------  ---------   ---------
   Treasury stock reissued for exercise of stock options - 50,625 shares                          4,644
                                                                         ---------  --------  ---------   ---------
BALANCE AT SEPTEMBER 30, 2004                                            $ 106,036  $521,275  ($ 87,632)  $  13,638
                                                                         =========  ========  =========   =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                          ----------------------------
                                                                              2004            2003
                                                                          -----------      -----------
Operating activities:

Net income                                                                $    70,610      $    68,489
                                                                          -----------      -----------
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, accretion, and amortization                                      517           (4,677)
                                                                          -----------      -----------
   Provision for loan losses                                                    6,115            9,425
                                                                          -----------      -----------
   Amortization of the excess of cost over
      net assets of banks purchased                                             1,109            1,748
                                                                          -----------      -----------
   Realized investment security (gains) losses                                   (106)           5,387
                                                                          -----------      -----------
   Changes in assets and liabilities:
     Increase in other assets                                                 (21,482)          (7,336)
                                                                          -----------      -----------
     Increase in other liabilities                                              2,944            1,789
                                                                          -----------      -----------

                         Net cash provided from operating activities           59,707           74,825
                                                                          -----------      -----------

Investing activities:

Proceeds from sales of:
   Available-for-sale securities                                                  429          487,944
                                                                          -----------      -----------
Proceeds from maturity of:
   Available-for-sale securities                                              305,344        2,153,513
                                                                          -----------      -----------
   Held-to-maturity securities                                                 46,672          607,830
                                                                          -----------      -----------
Purchases of:
   Available-for-sale securities                                             (260,831)      (3,210,590)
                                                                          -----------      -----------
   Held-to-maturity securities                                                (62,659)        (341,656)
                                                                          -----------      -----------
Net decrease in interest bearing deposits with other banks                         50                0
                                                                          -----------      -----------
Net increase in loans                                                        (144,790)         (22,504)
                                                                          -----------      -----------
Purchases of premises and equipment, net                                       (4,547)          (2,989)
                                                                          -----------      -----------

                         Net cash used by investing activities               (120,332)        (328,452)
                                                                          -----------      -----------

                                    Continued

PARK NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(CONTINUED)
(dollars in thousands)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                ------------------------
                                                                                   2004          2003
                                                                                ---------      ---------
Financing activities:

Net increase (decrease) in deposits                                             $ 121,156      ($ 91,082)
                                                                                ---------      ---------
Net (decrease) increase in short-term borrowings                                  (44,417)       316,309
                                                                                ---------      ---------
Cash paid for fractional shares                                                        (3)             -
                                                                                ---------      ---------
Exercise of stock options                                                             141            130
                                                                                ---------      ---------
Purchase of treasury stock, net                                                   (19,055)        (3,024)
                                                                                ---------      ---------
Long-term debt issued                                                             162,897        175,000
                                                                                ---------      ---------
Repayment of long-term debt                                                      (140,111)      (176,272)
                                                                                ---------      ---------
Cash dividends paid                                                               (48,235)       (45,745)
                                                                                ---------      ---------
            Net cash provided from financing activities                            32,373        175,316
                                                                                ---------      ---------
            Decrease in cash and cash equivalents                                 (28,252)       (78,311)
                                                                                ---------      ---------
            Cash and cash equivalents at beginning of year                        169,782        238,788
                                                                                ---------      ---------
            Cash and cash equivalents at end of period                          $ 141,530      $ 160,477
                                                                                =========      =========
Supplemental disclosures of cash flow information:

            Cash paid for:
                      Interest                                                  $  43,621      $  49,432
                                                                                ---------      ---------
                      Income taxes                                              $  30,207      $  28,800
                                                                                ---------      ---------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            PARK NATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Month Periods Ended September 30, 2004 and 2003.

Note 1 - Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the "Registrant", "Corporation", "Company", or "Park") without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2004 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2004.

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

Park had approximately $7.53 million of goodwill included in other assets at September 30, 2004 and December 31, 2003. This goodwill was evaluated for impairment during the first quarter of each of 2003 and 2004 and a determination made that the goodwill was not impaired and that the book value of the goodwill would continue to be shown as $7.53 million. No amortization expense is being recorded on the goodwill in 2004 and none was recorded in 2003.

Park also had core deposit intangibles included in other assets of $4.32 million at September 30, 2004 and $5.43 million at December 31, 2003. The core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit amortization expense was $369,764 for the third quarter of 2004 and $582,500 for the third quarter of 2003 and was $1,109,000 for the first nine months of 2004 compared to $1,748,000 for the first nine months of 2003.

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


                                                              (In Thousands)
                                             -------------------------------------------------
                                             Three Months Ended,          Nine Months Ended,
                                                September 30,                September 30,
                                           ----------------------        ---------------------
                                             2004           2003           2004         2003
                                           --------       -------        -------       -------
Beginning of Period                        $64,090        $65,525        $63,142       $62,028
Provision for Loan Losses                    2,745          3,156          6,115         9,425
Losses Charged to the Reserve               <3,714>        <5,921>        <9,527>      <12,103>
Recoveries                                   1,618          1,716          5,009         5,126
                                           -------        -------        -------       -------
End of Period                              $64,739        $64,476        $64,739       $64,476
                                           =======        =======        =======       =======


Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2004 and 2003.

                  (Dollars in Thousands, except per share data)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                      September 30,
                                                   ----------------------------        ---------------------------
                                                      2004              2003              2004            2003
                                                   ----------        ----------        ----------       ----------
Numerator:
Net Income                                            $23,547           $20,200           $70,610          $68,489

Denominator:
Denominator for basic earnings per share
(weighted-average shares)                          13,608,629        13,764,381        13,674,311       13,768,775

Effect of dilutive securities                         132,296           116,041           119,879           80,307

Denominator for diluted earnings per share
(adjusted weighted-average shares & assumed)       13,740,925        13,880,422        13,794,190       13,849,082

Earnings per Share:
Basic earnings per share                                $1.73             $1.47             $5.16            $4.97
Diluted earnings per share                              $1.71             $1.46             $5.12            $4.95

Note 5 - Segment Information

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation's financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank
(CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank, N.A.
(UB), Second National Bank (SNB), The Security National Bank and Trust Co.
(SEC), and The Citizens National Bank of Urbana (CIT).

 Operating Results for the Three Months Ended September 30, 2004 (In Thousands)

                                                                                                                All
                               PNB        RTC       CNB       FKNB       UB       SNB       SEC       CIT      Other      TOTAL
Net Interest Income         $   15,796  $  5,639  $  5,066  $  8,188  $  2,502  $  3,880  $  8,275  $  1,798  $  2,666  $   53,810
Provision for
Loan Losses                      1,170       255       180       495        90        90       255        60       150       2,745
Other Income                     5,323     1,051     1,245     1,805       434       524     2,062       404       160      13,009
Other Expense                    9,467     2,581     2,972     4,086     1,487     1,835     4,984     1,119     2,561      31,092
Net Income                  $    7,105  $  2,540  $  2,113  $  3,605  $    919  $  1,706  $  3,474  $    688  $  1,397  $   23,547
Balances at September
  30, 2004
Assets                      $1,667,675  $562,451  $503,169  $746,617  $242,282  $392,802  $912,286  $200,906  $<92,619> $5,135,570

 Operating Results for the Three Months Ended September 30, 2003 (In Thousands)

                                                                                                                All
                              PNB        RTC       CNB       FKNB       UB       SNB       SEC       CIT       Other      TOTAL
Net Interest Income        $   15,029  $  5,003  $  4,688  $  7,838  $  1,907  $  3,370  $  7,708  $  1,534  $   2,273  $   49,350
Provision for
Loan Losses                     1,080       330       225       666        90       150       405        90        120       3,156
Other Income                    3,870     1,095     1,250     1,950       848       607     1,795        84        167      11,666
Other Expense                   8,799     2,508     2,876     3,966     1,454     1,825     5,030     1,138      1,762      29,358
Net Income                 $    6,256  $  2,153  $  1,902  $  3,495  $    828  $  1,413  $  2,780  $    278  $   1,095  $   20,200
Balances at September
  30, 2003
Assets                     $1,612,904  $483,801  $446,193  $742,036  $222,206  $360,969  $849,885  $194,247  $<226,459> $4,685,782

  Operating Results for the Nine Months Ended September 30, 2004 (In Thousands)

                                                                                                               All
                               PNB       RTC        CNB      FKNB       UB       SNB       SEC       CIT      Other      TOTAL
Net Interest Income          $ 47,305  $ 16,384  $ 14,761  $ 24,216  $  7,599  $ 11,618  $ 23,892  $  5,524  $  7,649   $158,948
Provision for
 Loan Losses                    2,315       540       285     1,510       230       120       475       170       470      6,115
Other Income                   16,361     3,512     4,019     5,199     1,343     1,632     6,186     1,150       630     40,033
Other Expense                  27,976     8,308     8,921    12,273     4,501     5,711    14,949     3,390     6,883     92,912
Net Income                   $ 22,615  $  7,374  $  6,405  $ 10,467  $  2,843  $  5,118  $  9,904  $  2,100  $  3,784   $ 70,610

  Operating Results for the Nine Months Ended September 30, 2003 (In Thousands)

                                                                                                               All
                               PNB        RTC       CNB      FKNB       UB       SNB       SEC       CIT      Other       TOTAL
Net Interest Income          $ 46,159  $ 16,030  $ 14,553  $ 23,589  $  6,486  $ 10,394  $ 24,417  $  4,895  $  6,628   $153,151
Provision for
 Loan Losses                    3,540       690       675     1,998       270       450     1,215       270       317      9,425
Other Income                   17,773     3,785     4,424     5,256     2,143     2,093     6,711       935       488     43,608
Other Expense                  27,362     7,588     8,476    12,040     4,396     5,487    14,769     3,376     6,423     89,917
Net Income                   $ 22,709  $  7,603  $  6,560  $ 10,100  $  2,723  $  4,596  $ 10,257  $  1,497  $  2,444   $ 68,489

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the periods ended September 30, 2004 and 2003. The reconciling amounts for consolidated total assets for both of the quarters ended September 30, 2004 and 2003 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

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

                  (Dollars in thousands, except per share data)

                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                 -------------------------      ------------------------
                                                    2004           2003           2004           2003
                                                 ----------     ----------     ----------     ----------
Net income as reported                           $   23,547     $   20,200     $   70,610     $   68,489
Deduct:
Total stock-based employee compensation
 expense determined under fair value method,
 net of related tax effects                            <646>           <40>        <2,981>        <1,852>
Pro forma net income                             $   22,901     $   20,160     $   67,629     $   66,637

Basic earnings per share as reported             $     1.73     $     1.47     $     5.16     $     4.97
Pro forma basic earnings per share               $     1.68     $     1.46     $     4.95     $     4.84
Diluted earnings per share as reported           $     1.71     $     1.46     $     5.12     $     4.95
Pro forma diluted earnings per share             $     1.67     $     1.45     $     4.90     $     4.81

Note 7 - Pending Acquisitions

On August 3, 2004, Park National Corporation ("Park") and First Federal Bancorp, Inc. ("First Federal") of Zanesville, Ohio jointly announced the signing of a definitive agreement and plan of merger. This merger agreement will result in the acquisition of First Federal by Park through the merger of a newly-formed subsidiary of Park with and into First Federal in an all cash transaction, immediately followed by the merger of the surviving corporation into Park. The merger transactions are anticipated to be completed by the first quarter of 2005, and require the approval of appropriate regulatory authorities and of the shareholders of First Federal. Under the terms of the merger agreement, shareholders of First Federal will receive cash in the amount of $13.25 per share for each common share of First Federal outstanding immediately prior to the closing. Each outstanding option granted under a First Federal stock option plan will be cancelled and extinguished and converted into the right to receive an amount of cash equal to the product of (1) (a) $13.25 minus (b) the exercise price of the option, multiplied by (2) the number of First Federal common shares subject to the unexercised portion of the option. As of August 3, 2004, First Federal had 3,286,221 common shares outstanding and options covering an aggregate of 335,925 common shares with a weighted average exercise price of $6.12 per share.

Following completion of the merger transactions described above, First Federal Savings Bank of Eastern Ohio, which is currently a subsidiary of First Federal, will merge with Century National Bank, a subsidiary of Park.

First Federal had $258 million of total assets and $23 million of stockholders' equity at June 30, 2004.

On September 24, 2004 Park announced the signing of a stock purchase agreement whereby Park will acquire First Clermont Bank (Clermont County, Ohio) in an all cash transaction for $52.5 million. Following this acquisition, First Clermont Bank will merge with The Park National Bank, a subsidiary of Park. The acquisition of First Clermont Bank is expected to be completed by the first quarter of 2005 and requires the approval of appropriate regulatory authorities.

First Clermont Bank had $202 million of total assets and $25 million of stockholders' equity at June 30, 2004.

The parent company of Park National Corporation will not need to secure any outside borrowings to pay for these acquisitions. Funding for the acquisitions is available from Park's affiliate banks.

Note 8 - Loans

The composition of the loan portfolio is as follows:

                                                  (In Thousands)
                                           September 30,  December 31
                                              2004           2003
                                           ------------   -----------
Commercial, Financial and Agricultural     $  448,945     $  441,165

     Real Estate:
     Construction                             143,749        121,160
     Residential                            1,055,051        983,702
     Commercial                               713,145        670,082

Consumer                                      461,244        450,145

Leases                                         51,299         64,549
                                           ----------     ----------
Total Loans                                $2,873,433     $2,730,803
                                           ----------     ----------

Note 9 - Investment Securities

The amortized cost and fair values of investment securities are shown below. Management evaluates investment securities on a quarterly basis for other than temporary impairment. No impairment charges have been deemed necessary in 2004 and 2003.

(In Thousands)                                                                 Gross
September 30, 2004                                                           Unrealized     Gross Unrealized   Estimated
Securities Available-for-Sale                             Amortized Cost    Holding Gains    Holding Losses    Fair Value
                                                          --------------    -------------    --------------    ----------
Obligations of U.S. Treasury                                $   11,012       $      135       $        3       $   11,145
and other U.S. Government agencies
Obligation of States and Political
 Subdivisions                                                   85,183            4,669                7           89,845
U.S. Government Agencies' Asset-
 Backed Securities and Other Asset-
 Backed Securities                                           1,714,725           18,821            3,125        1,730,420
Other Equity Securities                                         45,020              497                -           45,517
                                                            ----------       ----------       ----------       ----------
Total                                                       $1,855,940       $   24,122       $    3,135       $1,876,927
                                                            ----------       ----------       ----------       ----------
September 30, 2004
Securities Held-to-Maturity
Obligations of States and Political Subdivisions            $   19,626       $      842       $        -       $   20,468
U.S. Government Agencies' asset-
 backed securities and Other Asset-
 Backed Securities                                              58,890              787                -           59,677
                                                            ----------       ----------       ----------       ----------
Total                                                       $   78,516       $    1,629       $        -       $   80,145
                                                            ----------       ----------       ----------       ----------

(In Thousands)                                                                 Gross
December 31, 2003                                                             Unrealized    Gross Unrealized   Estimated
Securities Available-for -Sale                            Amortized Cost    Holding Gains    Holding Losses    Fair Value
                                                          --------------    -------------   ----------------   ----------
Obligations of U.S. Treasury and other U.S.
Government Agencies                                         $   24,389       $      965       $        -       $   25,354
Obligations of State and Political Subdivisions                 93,936            5,598                6           99,528
U.S. Government agencies' asset-backed securities and        1,737,215           23,393            1,305        1,759,303
other asset-backed securities
Other Equity Securities                                         43,997              522                7           44,512
                                                            ----------       ----------       ----------       ----------
Total                                                       $1,899,537       $   30,478       $    1,318       $1,928,697
                                                            ----------       ----------       ----------       ----------

                                                                               Gross
December 31, 2003                                                             Unrealized    Gross Unrealized   Estimated
Securities Held-to-Maturity                               Amortized Cost    Holding Gains    Holding Losses    Fair Value
                                                          --------------    -------------   ----------------   ----------
Obligations of States and Political Subdivisions            $   21,480       $      863       $        -       $   22,343
Other Asset-Backed Securities                                   41,049              171                -           41,220
                                                            ----------       ----------       ----------       ----------
Total                                                       $   62,529       $    1,034       $        -       $   63,563
                                                            ----------       ----------       ----------       ----------

Note 10 - Benefit Plans

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee's years of service and compensation.

Park's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes.

The following table shows the components of net periodic benefit expenses.

                                           Three Months Ended         Nine Months Ended
                                             September 30,              September 30,
                                           -------------------       -------------------
                                            2004         2003         2004         2003
                                           ------       ------       ------       ------
Service Cost                               $  625       $  524       $1,876       $1,571
Interest Cost                                 644          587        1,933        1,760
Expected Return on Plan Assets               <697>        <535>      <2,092>      <1,604>
Amortization of Prior Service Cost              3            3            9            9
Recognized Net Actuarial Loss (Gain)          124           85          373          254
                                           ------       ------       ------       ------
Benefit Expense                            $  699       $  664       $2,099       $1,990
                                           ======       ======       ======       ======

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park's 2003 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the Untied States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

                       Comparison of Results of Operations
                   For the Three and Nine Month Periods Ended
                           September 30, 2004 and 2003

Summary Discussion of Results

Net income increased by $3.3 million or 16.6% to $23.5 million for the three months ended September 30, 2004 compared to $20.2 million for the same period in 2003. For the first nine months of 2004, net income increased by $2.1 million or 3.1% to $70.6 million compared to $68.5 million for the same period in 2003.

The increase in net income for both the three and nine month periods ended September 30, 2004 was primarily due to the absence of losses from the sale of investment securities in 2004 compared to 2003. The loss from the sale of investment securities was $4.5 million for the third quarter of 2003 and $5.4 million for the first nine months of 2003. There were no investment securities sold during the third quarter of 2004 and there was a gain from the sale of investment securities of $106,000 for the first nine months of 2004.

The annualized net income to average asset ratio (ROA) was 1.84% for the third quarter of 2004 and 1.87% for the first nine months of 2004, compared to 1.72% for the third quarter of 2003 and 1.90% for the first nine months of 2003. The annualized net income to average equity ratio (ROE) was 17.81% for the third quarter of 2004 and 17.70% for the first nine months of 2004, compared to 15.37% for the third quarter of 2003 and 17.75% for the first nine months of 2003.

Diluted earnings per share increased by 17.1% to $1.71 from $1.46 for the third quarter of 2004 and increased by 3.4% to $5.12 from $4.95 for the nine months ended September 30, 2004.

Park announced two pending acquisitions during the third quarter of 2004. See
Note 7 of the Notes to Consolidated Financial Statements for information on these acquisitions. Management expects that both acquisitions will be immediately accretive to earnings in 2005. The acquisitions will be funded through working capital.

Net Interest Income Comparison for the Third Quarter of 2004 and 2003

Park's principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $4.5 million or 9.0% to $53.81 million for the third quarter of 2004 compared to $49.35 million for the third quarter of 2003. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2004 with the same quarter in 2003.

                        Three Months Ended September 30,
                                 (In Thousands)

                                                          2004                     2003
                                                ------------------------  ----------------------
                                                 Average         Tax        Average       Tax
                                                 Balance      Equivalent    Balance    Equivalent
                                                                  %                        %
                                                ----------    ----------  ----------   ----------
Loans                                           $2,836,341      6.35%     $2,700,373     6.74%
Taxable Investments                              1,837,694      4.80%      1,495,549     4.43%
Tax Exempt Investments                             105,113      7.09%        127,011     7.15%
Federal Funds Sold and Securities Purchased
 under Resale Agreements                             4,961      2.49%         31,736     1.36%
Interest Earning Assets                         $4,784,109      5.77%     $4,354,669     5.92%

Interest Bearing Deposits                        2,981,788      1.33%     $2,911,736     1.57%
Short-term Borrowings                              440,758      1.40%        400,626      .68%
Long-term Debt                                     513,785      2.51%        236,245     4.21%
Interest Bearing Liabilities                    $3,936,331      1.50%     $3,548,607     1.64%
Excess Interest Earning Assets                     847,778      4.27%     $  806,062     4.28%
Net Interest Margin                                             4.54%                    4.58%

Average interest earning assets increased by $429 million or 9.9% to $4,784 million for the quarter ended September 30, 2004 compared to the same quarter in 2003. The average yield on interest earning assets decreased to 5.77% for the third quarter of 2004 compared to 5.92% for the third quarter of 2003.

Average loan totals increased by $136 million or 5.0% to $2,836 million for the third quarter of 2004 compared to the same period in 2003. At September 30, 2004, total loans were $2,873 million compared to $2,731 million at December 31, 2003, an increase of $142 million or 5.2%. Total loans increased by $39 million or 1.4% for the year 2003, decreased by $104 million or 3.7% for the year 2002 and decreased by $160 million or 5.4% for the year 2001. The demand for commercial and commercial real estate loans continued to improve during the third quarter of 2004. Management anticipates that total loans will continue to increase during the fourth quarter of 2004.

The average yield on the loan portfolio was 6.35% for the third quarter of 2004 compared to 6.74% for the same period in 2003. The average prime lending rate was 4.47% for the third quarter of 2004 compared to 4.00% for the third quarter of 2003. Approximately 25% of Park's loan portfolio reprices based on the prime lending rate. The Federal Reserve has increased the federal funds rate by .75% to 1.75% in 2004 from 1.00%. An additional increase in the federal funds rate is expected during the fourth quarter of 2004. The average yield on the loan portfolio was 6.41% for the first quarter of 2004 and 6.26% for the second quarter of 2004. Management expects that the average yield on the loan portfolio will increase in the fourth quarter of 2004.

Average investment securities, including federal funds sold and securities purchased under resale agreements, increased by $293 million or 17.7% to $1,948 million for the third quarter of 2004. During the third quarter of 2003, average investment securities included $183 million of short-term investments that were used to arbitrage short-term dollar-roll repo borrowings. Exclusive of the short-term arbitrage in 2003, average investment securities for the third quarter increased by $476 million or 32.4% in 2004 compared to 2003.

The average yield on taxable investment securities was 4.80% for the third quarter of 2004 compared to 4.43% for the third quarter of 2003. The average yield on taxable securities was lower in 2003 due to the short-term investments that were used to arbitrage the short-term dollar-roll repo borrowings in 2003. The tax equivalent yield on tax exempt investment securities was 7.09% for the third quarter of 2004 compared to 7.15% for the same period in 2003. No tax exempt investment securities were purchased during the past year.

At September 30, 2004, the tax equivalent yield on the total investment portfolio was 4.98% and the average maturity was 4.2 years. U.S. Government Agency asset-backed securities were approximately 90% of the total investment portfolio at the end of the third quarter of 2004. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and collateralized mortgage obligations, which are backed by fifteen-year mortgage-backed securities.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.2 years with a 1.00% increase in long-term interest rates and to 5.5 years with a 2.00% increase in long-term interest rates.

Average interest bearing liabilities increased by $388 million or 10.9% to $3,936 million for the three months ended September 30, 2004 compared to the same period in 2003. The average cost of interest bearing liabilities decreased by .14% to 1.50% for the third quarter of 2004 compared to 1.64% for the same period in 2003.

Average interest bearing deposits increased by $70 million or 2.4% to $2,982 million for the three months ended September 30, 2004 compared to the same period in 2003. The average cost of interest bearing deposits decreased by .24% to 1.33% for the third quarter of 2004 compared to 1.57% for the same period in 2003.

Average short-term borrowings increased by $40 million to $441 million for the third quarter of 2004 compared to the same quarter of 2003. The average cost of short-term borrowings increased to 1.40% for the third quarter in 2004 compared to .68% for the same quarter in 2003.

Average long-term borrowings increased by $278 million to $514 million for the third quarter of 2004 compared to the same period in 2003. The average cost of long-term borrowings decreased to 2.51% for the third quarter of 2004 compared to 4.21% for the same period last year. The additional average long-term borrowings in 2004 are priced on a variable rate basis and the borrowing cost changes monthly based on short-term money market rates.

Net Interest Income Comparison for the First Nine Months of 2004 and 2003

Net interest income increased by $5.8 million or 3.8% to $158.95 million for the nine months ended September 30, 2004 compared to $153.15 million for the same period in 2003. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2004 with the same period in 2003.

                 Nine Months Ended September 30, (In Thousands)

                                                          2004                     2003
                                                ------------------------  ----------------------
                                                 Average         Tax        Average       Tax
                                                 Balance      Equivalent    Balance    Equivalent
                                                                  %                        %
                                                ----------    ----------  ----------   ----------
Loans                                           $2,790,978      6.34%     $2,687,076     6.96%
Taxable Investments                              1,813,857      4.84%      1,656,431     4.57%
Tax Exempt Investments                             108,137      7.21%        129,510     7.24%
Federal Funds Sold and Securities
Purchased under Resale Agreements                    7,466      1.48%         31,628     1.28%
Interest Earning Assets                         $4,720,438      5.78%     $4,504,645     6.05%

Interest Bearing Deposits                       $2,946,887      1.34%     $2,907,782     1.74%
Short-term Borrowing                               426,905      1.30%        540,821      .46%
Long-term Debt                                     502,795      2.41%        280,774     3.80%
Interest Bearing Liabilities                    $3,876,587      1.48%     $3,729,377     1.71%
Excess Interest Earning Assets                  $  843,851      4.30%     $  775,268     4.34%
Net Interest Margin                                             4.56%                    4.63%

Average interest earnings assets increased by $216 million or 4.8% to $4,720 million for the nine months ended September 30, 2004 compared to the same period in 2003. The average yield on interest earning assets decreased to 5.78% for the first nine months of 2004 compared to 6.05% for the same period in 2003.

Average loans increased by $104 million or 3.9% to $2,791 million for the first nine months of 2004 compared to the first nine months of 2003. The average yield on loans decreased to 6.34% for the first nine months of 2004 compared to 6.96% for the same period in 2003. The average prime lending rate was 4.16% for the first nine months of 2004 and the first nine months of 2003.

Average investment securities, including federal funds sold and securities purchased under resale agreements, increased by $112 million or 6.2% to $1,929 million for the first nine months of 2004 compared to the same period in 2003. The yield on taxable investment securities was 4.84% for the first nine months of 2004 compared to 4.57% for the same period in 2003.

Average interest bearing liabilities increased by $147 million or 3.9% to $3,877 million for the first nine months of 2004 compared to the same period in 2003. Average interest bearing deposits increased by $39 million or 1.3% to $2,947 million for the first nine months of 2004 compared to the same period in 2003. The average cost of interest bearing deposits decreased to 1.34% for the first nine months of 2004 compared to 1.74% for the same period in 2003.

Average short-term borrowings decreased by $114 million to $427 million for the first nine months of 2004 compared to $541 million for the same period in 2003. The average cost of short-term borrowings increased to 1.30% for the first nine months of 2004 compared to .46% for the same period in 2003. The decrease in the average balance of short-term borrowings was due to the absence of dollar-roll repo borrowings in 2004. The dollar-roll repo borrowings averaged $304 million for the first nine months of 2003 at an average cost of .04%. Park did not have any dollar-roll repo borrowings during the first nine months of 2004.

Average long-term borrowings were $503 million for the first nine months of 2004 compared to $281 million for the same period in 2003. The average cost of long-term borrowings decreased to 2.41% for the first nine months of 2004 compared to 3.80% for the same period in 2003. The additional average long-term borrowings in 2004 are priced on a variable rate basis and the borrowing cost changes monthly based on short-term money market rates.

Provision for Loan Losses

The provision for loan losses was $2.7 million and $6.1 million, respectively, for the third quarter and the first nine months of 2004 compared to $3.2 million and $9.4 million for the same periods in 2003. Net loan charge-offs were $2.1 million and $4.5 million, respectively, for the three and nine month periods ended September 30, 2004 compared to $4.2 million and $7.0 million for the same periods in 2003. Nonperforming loans defined as loans that are 90 days or more past due, renegotiated loans and nonaccrual loans were $27.5 million or .96% of loans at September 30, 2004 compared to $25.7 million or .94% of loans at December 31, 2003 and $25.0 million or .92% of loans at September 30, 2003. The reserve for loan losses as a percentage of outstanding loans was 2.25% at September 30, 2004 compared to 2.31% at December 31, 2003 and 2.38% at September 30, 2003.

Total Other Income

Total other income decreased by $3.1 million or 19.4% to $13.0 million for the three months ended September 30, 2004 and decreased by $9.1 million or 18.5% to $39.9 million for the nine months ended September 30, 2004 compared to the same periods in 2003. The following table is a summary of the change in total other income.

                                                           (In Thousands)
                                       Three Months Ended                   Nine Months Ended
                                          September 30,                       September 30,
                                --------------------------------     -------------------------------
                                 2004        2003        Change       2004        2003       Change
                                -------     -------     --------     -------     -------     -------
Fees from Fiduciary
 Activities                     $ 2,701     $ 2,691     $     10     $ 8,243     $ 7,551     $   692
Service Charges on
Deposit Accounts                  4,125       3,665          460      11,671      10,674         997
Other Service
Income                            2,281       5,818       <3,537>      7,744      18,683     <10,939>
Other Income                      3,902       3,966          <64>     12,269      12,087         182
                                -------     -------     --------     -------     -------     -------
Total                           $13,009     $16,140     $ <3,131>    $39,927     $48,995     $<9,068>
                                -------     -------     --------     -------     -------     -------

The large decrease in fees earned from Other Service Income for both the third quarter of 2004 and the first nine months of 2004 is due to the decrease in fee income earned from the origination and sale into the secondary market of fixed rate mortgage loans. Park originated and sold approximately $174 million of fixed rate mortgage loans during the first nine months of 2004 compared to approximately $768 million for the first nine months of 2003. Management expects that the fee income generated from the origination and sale of fixed rate mortgage loans will continue at the same pace as the first nine months in the fourth quarter of 2004.

Gain (Loss) on Sale of Securities

A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. The gain was from the sale of approximately $400,000 of equity investments. There were no sales of securities during the second and third quarters of 2004.

The net loss from the sale of investment securities was $4.5 million for the three months ended September 30, 2003. The proceeds from the sale of $339 million of U.S. Government Agency collateralized mortgage obligations and mortgage-backed securities were reinvested in higher yielding fifteen-year U.S. Government Agency mortgage-backed securities. For the nine months ended September 30, 2003, the net loss from the sale of investment securities was $5.4 million.

Other Expense

Total other expense increased by $1.7 million or 5.9% to $31.1 million for the three months ended September 30, 2004 compared to $29.4 million for the same period in 2003. Salaries and employee benefits expense increased by $1.3 million or 7.7% to $17.8 million for the third quarter of 2004 compared to the same period in 2003. Full time equivalent employees were 1,705 at September 30, 2004 compared to 1,650 at September 30, 2003.

Total other expense increased by $3.0 million or 3.3% to $92.9 million for the nine months ended September 30, 2004 compared to $89.9 million for the same period in 2003. Salaries and employee benefits expense increased by $2.5 million or 4.9% to $53.1 million for the first nine months of 2004 compared to $50.6 million for the same period in 2003.

Federal Income Taxes

Federal income tax expense was $9.4 million and $29.3 million for the three and nine month periods ended September 30, 2004 compared to $8.3 million and $28.9 million for the same periods in 2003. The ratio of federal income tax expense to income before taxes was 28.6% for the three months ended September 30, 2004 and 29.4% for the nine months ended September 30, 2004 compared to 29.1% for the third quarter of 2003 and 29.7% for the first nine months of 2003. The difference between the effective federal income tax rate and the statutory rate of 35% is primarily due to tax-exempt interest income and low income housing tax credits.

                        COMPARISON OF FINANCIAL CONDITION
                   AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

Changes in Financial Condition and Liquidity

Total assets increased by $101 million or 2.0% to $5,136 million at September 30, 2004 compared to $5,035 million at December 31, 2003. Total loans increased by $143 million or 5.2% to $2,873 million at September 30, 2004 as the demand for commercial and commercial real estate loans continued to be relatively strong during the first nine months of 2004. Management has placed an increased emphasis on the generation of commercial and commercial real estate loans in 2004. Investment securities decreased by $36 million or 1.8% during the first nine months of 2004.

Total liabilities increased by $90 million or 2.0% to $4,582 million at September 30, 2004 compared to $4,492 million at December 31, 2003. Total deposits increased by $121 million or 3.5% to $3,535 million at September 30, 2004. Total borrowed money decreased by $22 million or 2.2% to $981 million at September 30, 2004.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation's loan to asset ratio was 56.0% at September 30, 2004 compared to 54.2% at December 31, 2003 and 57.9% at September 30, 2003. Cash and cash equivalents totaled $142 million at September 30, 2004 compared to $170 million at December 31, 2003 and $160 million at September 30, 2003. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders' equity at September 30, 2004 was $553 million or 10.77% of total assets compared to $543 million or 10.79% of total assets at December 31, 2003 and $536 million or 11.43% of total assets at September 30, 2003.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders' equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park's leverage ratio was 10.36% at September 30, 2004 and 10.79% at December 31, 2003. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park's Tier I risk-based capital ratio was 16.40% at September 30, 2004 and 16.51% at December 31, 2003. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park's total risk-based capital ratio was 17.65% at September 30, 2004 and 17.78% at December 31, 2003.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2004. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2004:

                                                          TIER I         TOTAL
                                           LEVERAGE     RISK-BASED     RISK-BASED
Park National Bank                          6.79%         10.12%         13.17%
Richland Trust Company                      6.44%         11.97%         13.23%
Century National Bank                       6.42%         11.18%         13.48%
First-Knox National Bank                    6.97%         11.00%         14.40%
Second National Bank                        6.39%         11.04%         14.49%
United Bank, N.A.                           6.59%         12.37%         13.63%
Security National Bank                      6.34%         10.29%         14.18%
Citizens National Bank                      6.53%         14.12%         19.05%
Park National Corporation                  10.36%         16.40%         17.65%
Minimum Capital Ratio                       4.00%          4.00%          8.00%
Well Capitalized Ratio                      5.00%          6.00%         10.00%

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 32 of Park's 2003 Annual Report for disclosure concerning contractual obligations and commitments. There has not been a material change in contractual obligations or commitments since year-end 2003, except for the pending acquisitions of First Federal Bancorp, Inc. and First Clermont Bank.

On August 3, 2004, Park jointly announced with First Federal Bancorp, Inc. the signing of a definitive agreement and plan of merger. Under the terms of the agreement, Park anticipates paying approximately $45.9 million in cash to the shareholders of First Federal.

On September 24, 2004, Park announced the signing of a stock purchase agreement whereby Park will acquire First Clermont Bank in an all cash transaction for $52.5 million.

See Note 7 of the Notes to the Consolidated Financial Statements for information on the pending acquisitions. Both acquisitions are expected to be completed by the first quarter of 2005. The parent company of Park will not need to arrange any outside borrowing to fund the purchase of First Federal and First Clermont Bank, but intends to fund the acquisitions through working capital.

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

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

With the participation of the President and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park's management has evaluated the effectiveness of Park's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park's President and Chief Executive Officer and Park's Chief Financial Officer have concluded that:

- information required to be disclosed by Park in this Quarterly Report on Form 10-Q and other reports which Park files or submits under the Exchange Act would be accumulated and communicated to Park's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

- information required to be disclosed by Park in this Quarterly Report on Form 10-Q and other reports which Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

- Park's disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in Park's internal control over financial reporting (as defined in Rule 13a - 15 (f) under the Exchange Act) that occurred during Park's fiscal quarter ended September 30, 2004, that have materially affected or are reasonably likely to materially affect, Park's internal control over financial reporting.

                            PARK NATIONAL CORPORATION
                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Park National Corporation and subsidiaries are not engaged in any legal proceedings of a material nature at the present time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a.)  Not applicable

      (b.)  Not applicable

      (c.)  Not applicable

      (d.)  Not applicable

      (e.) The following table provides information regarding Park's purchases of its common shares during the three months ended September 30, 2004:

                             Total Number of
                                  Common       Average Price   Total Number of Common Shares       Maximum Number of Common
                                  Shares      Paid per Common  Purchased as Part of Publicly   Shares that May Yet be Purchased
      Period                    Purchased          Share        Announced Plans or Programs     under the Plans or Programs (1)
--------------------------   ---------------  ---------------  -----------------------------   ---------------------------------
July 1 thru July 31, 2004         -0-              -0-                     -0-                           695,923
August 1 thru August
 31, 2004                         -0-              -0-                     -0-                           695,923
September 1 thru September
 30, 2004                         -0-              -0-                     -0-                           695,923

      (1) The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park's publicly announced repurchase program to fund the Park National Corporation 1995 Incentive Stock Option Plan as well as Park's publicly announced stock repurchase program.

            On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of September 30, 2004, Park had the authority to still repurchase an aggregate of 488,300 common shares under this stock repurchase program.

            The Park National Corporation 1995 Incentive Stock Option Plan (the "1995 Plan") was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon exercise of incentive stock options granted under the 1995 plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of September 30, 2004, incentive stock options covering 698,405 common shares were outstanding and 328,329 common shares were available for future grants. With 819,111 common shares held as treasury shares for purposes of the 1995 Plan at September 30, 2004, an additional 207,623 common shares remained authorized for repurchase for purposes of funding the 1995 Plan.

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable

Item 5. Other Information

      In connection with Park's acquisition of First Federal Bancorp, Inc., Park filed a letter dated November 2, 2004 with the Federal Reserve Board indicating its willingness to sell a branch office in Roseville, Ohio. Park has agreed to sell the deposits, loans, and fixed assets of the branch to an out of market purchaser. At June 30, 2004, the branch had $12.98 million in deposits.

Item 6. Exhibits

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

                                       PARK NATIONAL CORPORATION

DATE: November 3, 2004                  BY: /s/C. Daniel DeLawder
                                           -------------------------
                                        C. Daniel DeLawder
                                        President and Chief Executive Officer

DATE: November 3, 2004                  BY: /s/John W. Kozak
                                           ------------------
                                        John W. Kozak
                                        Chief Financial Officer