Form 10-K
period 2004-12-31
PARK NATIONAL CORP /OH/
filed 2005-03-11
CIK 805676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission File Number 1-13006

                            PARK NATIONAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                     Ohio                                        31-1179518
        (State or other jurisdiction of                       (I.R.S. Employer
         incorporation or organization)                      Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio               43058-3500
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (740) 349-8451

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
     -------------------                                ---------------------
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

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X   No
                                       -----    -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter: $1,598,518,504 as of June 30, 2004 (the common shares represent the only common equity of the Registrant -- for the purpose of this computation, common shares held by the Registrant's banking subsidiaries in fiduciary accounts are not considered to be held by affiliates).

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 14,335,205 common shares, without par value, as of February 22, 2005.

Documents Incorporated by Reference:

     (1) Portions of the Registrant's 2004 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Annual Report on Form 10-K.

     (2) Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 18, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page E-1

                                     PART I

ITEM 1. BUSINESS.

                                     GENERAL

     Park National Corporation ("Park") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). Park was incorporated under Ohio law in 1992. Park's principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park's common shares are listed on the American Stock Exchange LLC ("AMEX") under the symbol "PRK."

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

     Park's principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by their respective offices.

BANKING SUBSIDIARIES

     Through its banking subsidiaries:

     - The Park National Bank ("Park National Bank"), a national banking association with its main office in Newark, Ohio and financial service offices in Clermont, Delaware, Fairfield, Franklin, Hamilton, Licking and Montgomery Counties;

     - The Richland Trust Company ("Richland Trust Company"), an Ohio state-chartered bank with its main office in Mansfield, Ohio and financial service offices in Richland County;

     - Century National Bank, a national banking association with its main office in Zanesville, Ohio and financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties;

     - The First-Knox National Bank of Mount Vernon ("First-Knox National Bank"), a national banking association with its main office in Mount Vernon, Ohio and financial service offices in Ashland, Holmes, Knox, Morrow and Richland Counties;

     - United Bank, N.A. ("United Bank"), a national banking association with its main office in Bucyrus, Ohio and financial service offices in Crawford and Marion Counties;

     - Second National Bank, a national banking association with its main office in Greenville, Ohio and offices in Darke and Mercer Counties;

     - The Security National Bank and Trust Co. ("Security National Bank"), a national banking association with its main office in Springfield, Ohio and financial service offices in Clark, Fayette, Greene and Miami Counties; and

     - The Citizens National Bank of Urbana ("Citizens National Bank"), a national banking association with its main office in Urbana, Ohio and financial service offices in Champaign and Madison Counties,

Park engages in a general commercial banking and trust business in small and medium population Ohio communities.

     Park National Bank operates through three banking divisions with the Park National Division headquartered in Newark, Ohio; the Fairfield National Division headquartered in Lancaster, Ohio; and the First Clermont Division headquartered in Milford, Ohio. First-Knox National Bank operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two banking divisions with the Security National Division headquartered in Springfield, Ohio and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio.

     Park's banking subsidiaries and their respective divisions comprise Park's segments. Financial information about Park's reportable segments is included in
Note 20 of the Notes to Consolidated Financial Statements located on pages 56 and 57 of Park's 2004 Annual Report to Shareholders. That financial information is incorporated herein by reference.

     At December 31, 2004, Park's banking subsidiaries operated 117 financial service offices and a network of 124 automated teller machines. With the January 3, 2005 acquisition of First Clermont Bank, described below under "RECENT ACQUISITIONS," Park's banking subsidiaries operated 124 financial service offices and a network of 131 automated teller machines as of the date of this Annual Report on Form 10-K. These financial service offices span 28 Ohio counties -- Ashland, Athens, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Delaware, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingham, Perry, Richland and Tuscarawas.

     Consolidated Computer Center, a division of Park National Bank, handles the data processing needs of Park's subsidiaries.

CONSUMER FINANCE SUBSIDIARY

     Guardian Financial Services Company ("Guardian Finance"), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had eight financial service offices spanning seven counties, including Clark, Delaware, Fairfield, Franklin, Licking, Montgomery and Richland.

LEASING SUBSIDIARIES

     Scope Leasing, Inc., a subsidiary of Park National Bank, specializes in aircraft financing. Scope Leasing's customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure.

     Another subsidiary of Park National Bank, Park Leasing Company ("Park Leasing"), was formed in 2001 for the purpose of participating in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and Park Leasing is winding down its operations.

INSURANCE AGENCY SUBSIDIARY

     Park National Bank also has an insurance agency subsidiary, Park Insurance Group, Inc. Park Insurance Group was formed in 2002 and offers life insurance and other insurance products through licensed representatives who work for Park's banking subsidiaries. However, Park Insurance Group's results to date have not been material.

TITLE AGENCY SUBSIDIARY

     Park National Bank holds 80% of the voting membership interest of Park Title Agency, LLC. Park Title Agency is a traditional title agency serving the central Ohio area.

OTHER SUBSIDIARIES

     Park Investments, Inc., a subsidiary of Park National Bank; Richland Investments, Inc., a subsidiary of Richland Trust Company; and MFS Investments, Inc., a subsidiary of Century National Bank, operate as asset management companies. Their operations are not significant to the consolidated entity.

     Park Capital Investments, Inc., a subsidiary of Park ("Park Capital"); Park National Capital LLC, whose members are Park Capital and Park National Bank; First-Knox National Capital LLC, whose members are Park Capital and First-Knox National Bank; and Security National Capital LLC, whose members are Park Capital and Security National Bank, operate as capital management companies. Their operations are also not significant to the consolidated entity.

     The remaining subsidiaries are inactive.

                               RECENT ACQUISITIONS

     On December 31, 2004, Park acquired First Federal Bancorp, Inc. ("First Federal"), a savings and loan holding company headquartered in Zanesville, Ohio, through the merger of a newly-formed subsidiary of Park with and into First Federal in an all cash transaction, immediately followed by the merger of the surviving corporation into Park. Following those merger transactions, Century National Bank, a subsidiary of Park, merged into First Federal Savings Bank of Eastern Ohio, which had been a subsidiary of First Federal, and First Federal Savings Bank of Eastern Ohio changed its name to "Century National Bank." Park paid a total of $46.6 million to the shareholders of First Federal in connection with the acquisition. The Roseville, Ohio office of

First Federal Savings Bank of Eastern Ohio was subsequently sold on February 11, 2005 to The Peoples National Bank of New Lexington, Ohio.

     On January 3, 2005, Park acquired all of the stock of First Clermont Bank ("First Clermont") of Milford, Ohio for $52.5 million in an all cash transaction. Immediately following Park's stock acquisition, First Clermont merged with Park National Bank and is operated as the First Clermont Division.

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

     Guardian Finance also provides consumer finance services.

LENDING ACTIVITIES

     Park's banking subsidiaries deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties served by their financial service offices. Relatively few loans are made to borrowers outside these counties. Each banking subsidiary makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain loan quality. Each banking subsidiary originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each banking subsidiary also generates fixed rate residential real estate loans for the secondary market.

     Guardian Finance originates and retains for its own portfolio consumer installment loans. Guardian Finance also makes lending decisions in accordance with the written loan policy adopted by Park.

     There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which the loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

     COMMERCIAL LOANS. At December 31, 2004, Park's banking subsidiaries had approximately $1,253.1 million in commercial loans outstanding (including commercial real estate loans) and commercial leases, representing approximately 40.2% of their total aggregate loan portfolio as of that date. Of this amount, approximately $469.4 million represented commercial loans, $752.4 million represented commercial real estate loans and $31.3 million represented commercial leases.

     Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable and acquisition financing as well as commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 4 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on page 29, and is incorporated herein by reference.

     The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 28 counties throughout Ohio where Park's banking subsidiaries operate. The primary industries represented by these customers include commercial real estate leasing, commercial real estate construction, manufacturing, finance and insurance, health care and other services.

     Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes fully completed financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. In certain instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable or real estate. The guarantee of the principals will generally be required on loans made to closely held business entities.

     Commercial real estate loans include mortgage loans to developers and owners of commercial real estate. The lending policy for commercial real estate loans is the same as that for the commercial loan portfolio. The collateral for these loans is the underlying commercial real estate. Each banking subsidiary generally requires that the commercial real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan. Commercial real estate loans made for each banking subsidiary's portfolio generally have a variable interest rate although occasionally a commercial real estate loan may be made with a fixed interest rate for a term generally not exceeding five years.

     The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $19.7 million, $5.4 million, $8.2 million, $9.3 million, $2.3 million, $4.6 million, $11.0 million and $2.4 million, respectively, at December 31, 2004. However, participations in loans of amounts larger than $20.0 million are generally sold to other banks or financial institutions.

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

     Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The total indebtedness of the largest single borrower within the commercial portfolio was $19.6 million at December 31, 2004. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrowing. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the business. Information concerning the loan loss experience and allowance for loan losses related to the commercial loan portfolio and commercial real estate portfolio is provided in Tables 8 and 9 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 32 and 33, and is incorporated herein by reference.

     Park National Bank also leases equipment under terms similar to the commercial lending policies described above. Park Commercial Leasing, a division of Park National Bank, originates and services direct leases of equipment which it acquires with no outside financing. Commercial leases are primarily secured by equipment and have little residual risk since the residual values are generally ten percent or less of the financed amount. The estimated residual values of equipment leases are established at inception by determining the estimated residual value for the equipment from the appropriate industry leasing guide. Management re-evaluates the estimated residual values of equipment leases on a quarterly basis from a review of the industry leasing guides.

     AIRCRAFT FINANCING. Scope Leasing specializes in aircraft financing. Scope Leasing's customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The lending officers of Scope Leasing are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2004, Scope Leasing had outstanding approximately $49.5 million in loans secured by aircraft (which are included in the commercial loan portfolio) and $6.9 million in aircraft operating leases. The estimated residual values of aircraft leases are established at inception using published used aircraft value references. Management re-evaluates the estimated residual values of aircraft leases on a quarterly basis using published used aircraft value references.

     CONSUMER LOANS. At December 31, 2004, Park's banking subsidiaries, Park Leasing and Guardian Finance had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $521.9 million, constituting approximately 16.7% of their aggregate total loan portfolio. Of this amount, approximately $505.1 million represented consumer loans and $16.8 million represented automobile leases. These subsidiaries make installment credit available to customers and prospective customers in their primary market area of central and southern Ohio. Park Leasing had participated in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and automobile lease lending is not emphasized. Park Leasing had approximately $7.7 million of automobile leases outstanding at December 31, 2004.

     Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park's subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary's performance in this area and for advising and updating loan personnel. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary's standards. Each banking subsidiary (other than the First Clermont Division of Park National Bank) also offers credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

     Consumer loans generally have a higher risk of default than real estate mortgage loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 8 and 9 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 32 and 33, and is incorporated herein by reference.

     RESIDENTIAL REAL ESTATE AND CONSTRUCTION LOANS. At December 31, 2004, Park's banking subsidiaries had outstanding approximately $1,345.6 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 43.1% of total loans outstanding. Of this amount, approximately $987.1 million represented residential real estate loans, $203.2 million represented home equity lines of credit and $155.3 million represented construction loans. The market area for real estate lending by the banking subsidiaries is concentrated in central and southern Ohio.

     Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, a positive credit record and the appropriate appraised value of the real estate securing the loan.

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

     Home equity lines of credit are generally made as second mortgages by Park's banking subsidiaries. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

     Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 8 and 9 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 32 and 33, and is incorporated herein by reference.

     Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although occasionally a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 4 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on page 29, and is incorporated herein by reference.

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the banking subsidiary making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the banking subsidiary may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the banking subsidiary must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park's banking subsidiaries attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 8 and 9 included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 32 and 33, and is incorporated herein by reference.

INSURANCE AGENCY

     Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park's banking subsidiaries. Park Insurance Group's customers include current customers of Park's banking subsidiaries and other residents in the 28 Ohio counties served by those subsidiaries. Park Insurance Group's results to date have not been material.

TITLE AGENCY

     Park Title Agency is a traditional title agency serving the central Ohio area. Customers include residential and commercial customers seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency's customers include current customers of Park's banking subsidiaries and other residents primarily in the 28 Ohio counties served by those subsidiaries.

                                   COMPETITION

     The financial services industry is highly competitive. Park's subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations as well as having trained and competent staff to deliver services.

                                    EMPLOYEES

     As of December 31, 2004, Park and its subsidiaries had 1,749 full-time equivalent employees.

                           SUPERVISION AND REGULATION

     Park, its banking subsidiaries and many of its non-banking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.

     As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Park is also under the jurisdiction of the SEC and certain state securities commissions related to the offering and sale of its securities. Park is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Park's common shares are listed on AMEX under the trading symbol "PRK," and Park is subject to the AMEX rules for listed companies.

     Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank, as national banking associations, are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency ("OCC") and secondarily by the Federal Deposit Insurance Corporation ("FDIC").

     Richland Trust Company, as an Ohio state-chartered bank, is subject to regulation, supervision and examination primarily by the Ohio Division of Financial Institutions and secondarily the FDIC.

     Guardian Finance, as an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.

     Park Insurance Group, as an Ohio state-chartered insurance agency, and Park Title Agency, as an Ohio state-chartered title agency, are subject to regulation, supervision and examination by the Ohio Department of Insurance.

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

TRANSACTIONS WITH AFFILIATES, DIRECTORS, EXECUTIVE OFFICERS AND SHAREHOLDERS

     Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W restrict transactions by banks and their subsidiaries with their affiliates. An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.

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

FEDERAL DEPOSIT INSURANCE CORPORATION

     The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. Two separate insurance funds are maintained and administered by the FDIC. In general, banking institutions are members of the "BIF", and savings associations are "SAIF" members. The insurance fund conversion provisions do not prohibit a SAIF member from either converting to a bank charter, as long as the resulting bank remains a SAIF member (as First Federal Savings Bank of Eastern Ohio did when it converted to a national bank charter in December 2004 prior to its merger with Century National Bank), or merging with a bank, as long as the bank continues to pay the SAIF insurance assessments on the deposits acquired. Exit and entrance fees must be paid to the FDIC in full conversions.

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

     Since January 1, 2000, the BIF assessment rate and the SAIF assessment rate have been the same. This assessment (which includes the FICO assessment) currently ranges from 1.44 to 28.44 cents per $100 of domestic deposits. Each of Park's banking subsidiaries is currently paying an assessment rate of 1.44 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

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

FEDERAL HOME LOAN BANK

     The Federal Home Loan Banks ("FHLBs") provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, each of the banking subsidiaries of Park must maintain an investment in the capital stock of the FHLB of Cincinnati. Each of Park's banking subsidiaries is in compliance with this requirement, with the following investments in the capital stock of the FHLB of Cincinnati at December 31, 2004: Park National Bank - $8.0 million; Richland Trust Company - $4.4 million; Century National Bank - $11.0 million; First-Knox National Bank - $10.9 million; United Bank - $1.2 million; Second National Bank - $2.7 million; Security National Bank - $7.5 million; and Citizens National Bank - $1.4 million.

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

     Park is in compliance with the current applicable capital guideline ratios. As of December 31, 2004, Park had a total risk-based capital ratio of 16.43%, Tier 1 risk-based capital ratio of 15.16% and a leverage ratio of 10.10%. Park's management believes that each of its subsidiary banks is "well capitalized" according to the guidelines described above. See Note 19 of the Notes to Consolidated Financial Statements located on page 56 of Park's 2004 Annual Report to Shareholders, which is incorporated herein by reference.

FISCAL AND MONETARY POLICIES

     The business and earnings of Park are affected significantly by the fiscal and monetary policies of the Federal Government and its agencies. Park is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.

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

FINANCIAL ACTIVITIES PERMITTED

     Bank holding companies may become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     "Financial in nature" is defined to include:

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

PRIVACY PROVISIONS OF GRAMM-LEACH-BLILEY ACT

     Under the Gramm-Leach-Bliley Act, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

FUTURE LEGISLATION

     Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of Park and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Park cannot predict whether any of this potential legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Park or any of its subsidiaries.

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

     As mandated by the Sarbanes-Oxley Act, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. AMEX has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park's already strong corporate governance practices in light of the rules of the SEC and AMEX. At its January 20, 2004 meeting, the Board of Directors created the Compensation Committee and the Nominating Committee, each of which is comprised of directors who qualify as independent under the applicable sections of AMEX Company Guide. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee and a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates. In addition, Park has implemented a "whistleblower" hotline called the "PRK Improvement Line." Calls that relate to accounting, internal accounting controls or auditing matters or that relate to possible wrongdoing by associates of Park or one of its affiliates can be made anonymously through this hotline. The calls are received by an independent third party service and forwarded directly to the Chair of the Audit Committee and the Head of Internal Audit. The PRK Improvement Line number is 1-800-418-6423, Ext. PRK (775).

     The text of each of the Audit Committee Charter, the Nominating Committee Charter, the Compensation Committee Charter and the Code of Business Conduct and Ethics is posted on the "Governance Documents (Corporate Governance)" page of Park's website located at www.parknationalcorp.com. Interested persons may also obtain copies of these documents, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.

                             STATISTICAL DISCLOSURE

     The statistical disclosure relating to Park and its subsidiaries required under the SEC's Industry Guide 3, "Statistical Disclosure by Bank Holding Companies," is included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 26 through 36, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 46 and 47 of Park's 2004 Annual Report to Shareholders, Note 4 of the Notes to Consolidated Financial Statements located on pages 49 and 50 of Park's 2004 Annual Report to Shareholders and Note 9 of the Notes to Consolidated Financial Statements located on pages 51 and 52 of Park's 2004 Annual Report to Shareholders. This statistical disclosure is incorporated herein by reference.


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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or its management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

     Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including the following:

     - the costs of providing compensation and benefits to employees of Park and its subsidiaries increase;

     - the costs or difficulties related to the integration of Park's recent acquisitions is greater than expected or the cost savings or any revenue synergies of the combined entities are lower or take longer to realize than expected;

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

     - changes in Park's accounting policies or procedures are required by the Public Company Accounting Oversight Board or other regulatory agencies;

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

PARK NATIONAL BANK

     As of December 31, 2004, Park National Bank had six financial service offices (including its main office) and its operations center in Newark (Licking County). Park National Bank also had financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala and Utica in Licking County, financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County, a financial service office in Cincinnati in Hamilton County, a financial service office in Dayton in Montgomery County, a financial service office in Delaware in Delaware County and financial service offices in Baltimore, Pickerington (two offices) and Lancaster (seven offices) in Fairfield County. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. Park National Bank also operated eight off-site automated teller machines, three of which are operated by the Fairfield National Division.

     With the January 3, 2005 acquisition of First Clermont Bank, Park National Bank added seven financial service offices located in Amelia, Cincinnati (two offices), Milford (two offices), New Richmond and Owensville in Clermont County and three off-site automated teller machines. These financial service offices comprise the First Clermont Division. Accordingly, as of the date of this Annual Report on Form 10-K, Park National Bank and its divisions have a total of 38 financial service offices and ten off-site automated teller machines, three of which are operated by the Fairfield National Division and two of which are operated by the First Clermont Division. Of these financial service offices, 17 are leased and the remainder are owned.

RICHLAND TRUST COMPANY

     As of the date of this Annual Report on Form 10-K, Richland Trust Company has eight financial service offices in Mansfield (including its main office) as well as financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Of these financial service offices, three are leased and the remainder are owned. Richland Trust Company also operates two off-site automated teller machines.

CENTURY NATIONAL BANK

     As of the date of this Annual Report on Form 10-K, Century National Bank has eight financial service offices (including its main office) and a mortgage lending office in Zanesville (Muskingum County). Century National Bank also has financial service offices in New Concord and Dresden in Muskingum County, a financial service office in New Lexington in Perry County, a financial service office in Logan in Hocking County, a financial service office in Athens in Athens County, two financial service offices in Coshocton in Coshocton County and a financial service office in Newcomerstown in Tuscarawas County. Of these financial service offices, three are leased and the remainder are owned. Century National Bank also operates three off-site automated teller machines.

FIRST-KNOX NATIONAL BANK

     As of the date of this Annual Report on Form 10-K, First-Knox National Bank has three financial service offices (including its main office) and its operations center in Mount Vernon (Knox County). First-Knox National Bank also has financial service offices in Ashland, Loudonville and Perrysville in Ashland County, two financial service offices in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. Of these financial service offices, two are leased and the remainder are owned. First-Knox National Bank also operates 11 off-site automated teller machines, one of which is operated by the Farmers and Savings Division.

UNITED BANK

     As of the date of this Annual Report on Form 10-K, United Bank has its main office in Bucyrus and financial service offices in Crestline and Galion in Crawford County and financial service offices in Caledonia, Marion (two offices), Prospect and Waldo in Marion County. Of these financial service offices, three are leased and the remainder are owned. United Bank also operates one off-site automated teller machine.

SECOND NATIONAL BANK

     As of the date of this Annual Report on Form 10-K, Second National Bank has five financial service offices (including its main office) in Greenville (Darke County). Second National Bank also has two financial service offices in Arcanum (two offices) and Versailles in Darke County and a financial service office in Fort Recovery in Mercer County. Of these financial service offices, two are leased and the remainder are owned.

SECURITY NATIONAL BANK

     As of the date of this Annual Report on Form 10-K, Security National Bank has six financial service offices (including its main office) in Springfield (Clark County). Security National Bank also has financial service offices in Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County, financial service offices in Jamestown (two offices) and Xenia (two offices) in Greene County, a financial service office in Jeffersonville in Fayette County and financial service offices in Piqua (three offices including an administrative building), Tipp City and Troy (two offices) in Miami County. The financial service offices in Miami County comprise the Unity National Division. Of these financial service offices, three are leased and the remainder are owned. Security National Bank also operates four off-site automated teller machines.

CITIZENS NATIONAL BANK

     As of the date of this Annual Report on Form 10-K, Citizens National Bank has two financial service offices (including its main office) in Urbana (Champaign County). In addition, Citizens National Bank has financial service offices in Mechanicsburg and North Lewisburg in Champaign County and a financial service office in Plain City in Madison County. All of Citizens National Bank's financial service offices are owned. Citizens National Bank also operates two off-site automated teller machines.

GUARDIAN FINANCE

     As of the date of this Annual Report on Form 10-K, Guardian Finance has its main office in Hilliard and a financial service office in Columbus in Franklin County, a financial service office in Mansfield in Richland County where it leases space from Richland Trust Company, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Springfield in Clark County, a financial service office in Delaware in Delaware County, and a financial service office in Centerville in Montgomery County. All of Guardian Finance's financial service offices are leased.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the security holders of Park during the fourth quarter of the fiscal year ended December 31, 2004.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table lists the names and ages of the executive officers of Park as of February 22, 2005, the positions presently held by those individuals with Park and its principal subsidiaries and their individual business experience during the past five years.

                                      Positions Held with Park and its
Name                 Age      Principal Subsidiaries and Principal Occupation
----                 ---      -----------------------------------------------
C. Daniel DeLawder   55    Chairman of the Board since January 1, 2005, Chief
                           Executive Officer since 1999, President from 1994
                           until December 31, 2004, and a Director since 1994,
                           of Park; Chairman of the Board since January 1, 2005,
                           Chief Executive Officer since January 1999, President
                           from 1993 until December 31, 2004, Executive Vice
                           President from 1992 to 1993, and a Director since
                           1992, of Park National Bank; Member of Advisory Board
                           since 1985, Chairman of Advisory Board from 1989 to
                           2003, and President from 1985 to 1992, of the
                           Fairfield National Division of Park National Bank; a
                           Director of Richland Trust Company since 1997; a
                           Director of Second National Bank since 2000

David L. Trautman    43    President since January 1, 2005, Secretary since July
                           2002, and a Director since January 1, 2005, of Park;
                           President since January 1, 2005, Executive Vice
                           President from February 2002 until December 31, 2004,
                           Vice President from 1993 to May 1997, and a Director
                           since February 2002, of Park National Bank; Chairman
                           of the Board since March 2001, President and Chief
                           Executive from May 1997 to February 2002, and a
                           Director since May 1997, of First-Knox National Bank;
                           a Director of United Bank, N.A. since 2000

John W. Kozak        49    Chief Financial Officer of Park since 1998 (became an
                           executive officer of Park on July 22, 2002); Senior
                           Vice President and Chief Financial Officer since
                           1998, and Vice President from 1991 to 1998, of Park
                           National Bank; Chief Financial Officer from 1980 to
                           1991, and a Director since 1988, of Century National
                           Bank

     The executive officers serve at the pleasure of the Board of Directors of Park.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference from the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on page 36.

     No purchases of common shares were made by or on behalf of Park, or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2004.

     On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three-year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of December 31, 2004, Park had the authority to still repurchase an aggregate of 488,300 common shares under this stock repurchase program.

     The Park National Corporation 1995 Incentive Stock Option Plan (the "1995 Plan") was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon the exercise of incentive stock options granted under the 1995 Plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. In connection with the 5% stock dividend distributed on December 15, 2004, this number was adjusted to 1,260,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon the exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of December 31, 2004, incentive stock options covering 695,348 common shares were outstanding and 394,358 common shares were available for future grants; however, no further grants were made prior to January 16, 2005.

     Upon recommendation by the Compensation Committee, on January 18, 2005, the Board of Directors of Park adopted, subject to shareholder approval, the Park National Corporation 2005 Incentive Stock Option Plan (the "2005 Plan"). The Board of Directors of Park is proposing the 2005 Plan for consideration and approval by the shareholders at the Annual Meeting of Shareholders to be held on April 18, 2005. If the 2005 Plan is approved by the shareholders, 1,500,000 common shares will be authorized for delivery upon the exercise of incentive stock options granted in the future under the 2005 Plan. Pursuant to the terms of the 2005 Plan, all of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares.

     At December 31, 2004, 844,875 common shares were held as treasury shares for purposes of Park's stock option plans, including the 1995 Plan and, if approved by Park's shareholders, the 2005 Plan.

ITEM 6. SELECTED FINANCIAL DATA.

     The information called for in this Item 6 is incorporated herein by reference from the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on page 35.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The information called for in this Item 7 is incorporated herein by reference from the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on pages 26 through 36.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     As noted in Note 1 of the Notes to Consolidated Financial Statements under the caption "Derivative Instruments" on page 48 of Park's 2004 Annual Report to Shareholders, Park and its subsidiaries did not use any derivative instruments in 2004 or 2003. The discussion of interest rate sensitivity included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW
- Liquidity and Interest Rate Sensitivity Management," on pages 33 and 34, is incorporated herein by reference. In addition, the discussion of Park's commitments, contingent liabilities and off-balance sheet arrangements included on page 35 of Park's 2004 Annual Report to Shareholders under the caption "FINANCIAL REVIEW - Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements," and in Note 17 of the Notes to Consolidated Financial Statements included on pages 54 and 55 of Park's 2004 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2004 and 2003, the related Consolidated Statements of Income, of Changes in Stockholders' Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2004, the related Notes to Consolidated Financial Statements, and the Report of Independent Registered Public Accounting Firm appearing on pages 39 through 58 of Park's 2004 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data included in the section of Park's 2004 Annual Report to Shareholders captioned "FINANCIAL REVIEW," on page 36, are also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     No response required.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park's management has evaluated the effectiveness of Park's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, Park's Chairman of the Board and Chief Executive Officer and Park's Chief Financial Officer have concluded that:

     - information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

     - information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and

     - Park's disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Park, including this Annual Report on Form 10-K, are being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The "MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING" on page 37 of Park's 2004 Annual Report to Shareholders is incorporated herein by reference.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

     The "REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM" on page 38 of Park's 2004 Annual Report to Shareholders is incorporated herein by reference.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     There were no changes in Park's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park's fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, Park's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

     No response required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning (a) directors of Park, (b) the Board of Directors' determination that Park has an "audit committee financial expert" serving on its Audit Committee, (c) the Audit Committee of Park's Board of Directors and (d) the procedures by which shareholders of Park may recommend nominees to Park's Board of Directors required by Item 401 of SEC Regulation S-K is incorporated herein by reference from Park's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 18, 2005 ("Park's 2005 Proxy Statement"), under the caption "ELECTION OF DIRECTORS (Item 1 on Proxy)".

     The information concerning the executive officers of Park required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT."

     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from Park's 2005 Proxy Statement under the caption "PRINCIPAL SHAREHOLDERS OF PARK - Section 16(a) Beneficial Ownership Reporting Compliance."

     Park's Board of Directors has adopted charters for each of the Audit Committee, the Nominating Committee and the Compensation Committee.

     In accordance with the requirements of Section 807 of the AMEX Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park's Chairman of the Board and Chief Executive Officer (the principal executive officer) and Park's Chief Financial Officer (the principal financial officer and principal accounting officer). Park intends to disclose the following on the "Governance Documents (Corporate Governance)" page of its website located at www.parknationalcorp.com within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to Park's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days.

     The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Nominating Committee Charter and the Compensation Committee Charter is posted on the "Governance Documents (Corporate Governance)" page of Park's website located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Nominating Committee Charter and the Compensation Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman. In addition, Park's Code of Business Conduct and Ethics is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information called for in this Item 11 is incorporated herein by reference from Park's 2005 Proxy Statement, under the captions "ELECTION OF DIRECTORS (Item 1 on Proxy) - Compensation of Directors", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", and "COMPENSATION OF EXECUTIVE OFFICERS." Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference from Park's 2005 Proxy Statement, under the caption "PRINCIPAL SHAREHOLDERS OF PARK."

     The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from Park's 2005 Proxy Statement, under the caption "COMPENSATION OF EXECUTIVE OFFICERS - Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in this Item 13 is incorporated herein by reference from Park's 2005 Proxy Statement, under the captions "ELECTION OF DIRECTORS (Item 1 on Proxy) ," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," and "TRANSACTIONS INVOLVING MANAGEMENT."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information called for in this Item 14 is incorporated herein by reference from Park's 2005 Proxy Statement, under the captions "AUDIT COMMITTEE MATTERS - Pre-Approval of Services Performed by Independent Registered Public Accounting Firm" and "AUDIT COMMITTEE MATTERS - Fees of Independent Registered Public Accounting Firm."

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)   Financial Statements.

         For a list of all financial statements included with this Annual Report on Form 10-K, see "Index to Financial Statements" at page 35.

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

(b)      Exhibits.

         Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(c)      Financial Statement Schedules.

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PARK NATIONAL CORPORATION


Date: March 11, 2005       By: /s/ C. Daniel DeLawder
                               -------------------------------------------------
                               C. DanielDeLawder,
                               Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2005.

                 Name                    Capacity
                 ----                    --------


/s/ C. Daniel DeLawder                   Chairman of the Board,
--------------------------------------   Chief Executive Officer and Director
C. Daniel DeLawder


/s/ David L. Trautman                    President and Director
--------------------------------------
David L. Trautman


/s/ John W. Kozak                        Chief Financial Officer and
--------------------------------------   Principal Accounting Officer
John W. Kozak


                   *                     Director
--------------------------------------
Maureen Buchwald


                   *                     Director
--------------------------------------
James J. Cullers


                   *                     Director
--------------------------------------
Harry O. Egger


                   *                     Director
--------------------------------------
F. William Englefield IV

                 Name                    Capacity
                 ----                    --------


                   *                     Director
--------------------------------------
R. William Geyer


                   *                     Director
--------------------------------------
William T. McConnell


                   *                     Director
--------------------------------------
Michael J. Menzer


                   *                     Director
--------------------------------------
John J. O'Neill


                   *                     Director
--------------------------------------
William A. Phillips


                   *                     Director
--------------------------------------
J. Gilbert Reese


                   *                     Director
--------------------------------------
Rick R. Taylor


                   *                     Director
--------------------------------------
Leon Zazworsky

----------
* By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


/s/ C. Daniel DeLawder
--------------------------------------
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE(S) IN
                                                                               2004 ANNUAL
                                                                                REPORT TO
DESCRIPTION                                                                   SHAREHOLDERS
-----------                                                                   ------------
Report of Independent Registered Public Accounting Firm
   (Ernst & Young LLP) ....................................................          39

Consolidated Balance Sheets at December 31, 2004
   and 2003 ...............................................................       40-41

Consolidated Statements of Income for the years ended
   December 31, 2004, 2003 and 2002 .......................................       42-43

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 2004, 2003 and 2002 ............          44

Consolidated Statements of Cash Flows for the years ended
   December 31, 2004, 2003 and 2002 .......................................          45

Notes to Consolidated Financial Statements ................................       46-58

                            PARK NATIONAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

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

    3.3 Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 16, 1996
              (incorporated herein by reference to Exhibit 3(a) to Park's
              Quarterly Report on Form 10-Q for the quarterly period ended March
              31, 1996 (File No. 1-13006))

    3.4 Certificate of Amendment by Shareholders to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit
              3(a)(1) to Park's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006)("Park's June 1997
              Form 10-Q"))

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

    4 Agreement to furnish instruments defining rights of holders of long-term debt **

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
   *10.1      Summary of Base Salaries for Executive Officers of Park National
              Corporation**

   *10.2      Summary of Incentive Compensation Plan of Park National
              Corporation**

   *10.3      Split-Dollar Agreement, dated May 17, 1993, between William T.
              McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772));
              and Schedule A to Exhibit 10.3 identifying other identical
              Split-Dollar Agreements between subsidiaries of Park and executive officers of such subsidiaries who are directors or executive officers of Park **

   *10.4      Split-Dollar Agreement, dated September 3, 1993, between Leon
              Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.3 to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13006)
              ("Park's 2003 Form 10-K")); and Schedule A to Exhibit 10.4 identifying other identical Split-Dollar Agreements between directors of Park and The Park National Bank, The Richland Trust
              Company, Century National Bank or The First-Knox National Bank of
              Mount Vernon as identified in such Schedule A **

   *10.5      Park National Corporation 1995 Incentive Stock Option Plan
              (reflects amendments and share dividends through December 15, 2004)**

   *10.6 Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995
              Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

   *10.7      Description of Park National Corporation Supplemental Executive
              Retirement Plan **

   *10.8 Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(a) to Park's Registration Statement on Form S-8 filed April 23, 2001
              (Registration No. 333-59378))

   *10.9 Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(b) to Park's Registration Statement on Form S-8 filed April 23, 2001
              (Registration No. 333-59378))

   *10.10 Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(c) to Park's Registration Statement on Form S-8 filed April 23, 2001
              (Registration No. 333-59378))

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
   *10.11     Employment Agreement, made and entered into as of December 22,
              1999, and the Amendment thereto, dated March 23, 2001, between The
              Security National Bank and Trust Co. (also known as Security
              National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park's Quarterly Report on
              Form 10-Q for the quarterly period ended March 31, 2001 (File No.
              1-13006))

   *10.12     First-Knox Banc Corp. 1990 Non-Qualified Stock Option and Stock
              Appreciation Rights Plan, which was assumed by Park (incorporated herein by reference to Exhibit A to Exhibit 23 to the Annual
              Report on Form 10-K for the fiscal year ended December 31, 1989 of First-Knox Banc Corp. (File No. 0-13161))

   *10.13     Resolution Regarding Amendment to First-Knox Banc Corp. 1990
              Non-Qualified Stock Option and Stock Appreciation Rights Plan on
              May 14, 1996, which was assumed by Park (incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of First-Knox Banc Corp.
              (File No. 0-13161))

   *10.14     Park National Corporation Stock Plan for Non-Employee Directors of
              Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

   *10.15     Summary of Compensation for Directors of Park National
              Corporation**

   *10.16     Security National Bank and Trust Co. Amended and Restated 1988
              Deferred Compensation Plan **

    13 2004 Annual Report to Shareholders (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (incorporated by reference to the financial statements portion of this Annual Report on Form
              10-K beginning at page 35) **

    14 Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 to Park's 2003 Form 10-K)

    21        Subsidiaries of Park National Corporation**

    23        Consent of Ernst & Young LLP **

    24        Powers of Attorney of Directors and Executive Officers of Park **

    31.1      Rule 13a-14(a)/15d-14(a) Certification -- Principal Executive
              Officer**

    31.2      Rule 13a-14(a)/15d-14(a) Certification -- Principal Financial
              Officer**

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
-----------                         ----------------------
    32        Section 1350 Certification -- Principal Executive Officer and
              Principal Financial Officer**

----------
*    Management contract or compensatory plan or arrangement

**   Filed herewith