Form 10-Q
period 2005-03-31
PARK NATIONAL CORP /OH/
filed 2005-05-05
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 1-13006

Park National Corporation

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1179518 (I.R.S. Employer Identification No.)

50 North Third Street, Newark, Ohio 43055

(Address of principal executive offices) (Zip Code)

(740) 349-8451

(Registrant’s telephone number, including area code)

N/A

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

Yes ☑           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑            No ☐

14,309,881 Common shares, no par value per share, outstanding at April 26, 2005.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION

Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004

Assets:
Cash and due from banks	$134,917	$155,529

Federal funds sold	23,329	6,300

Interest bearing deposits	1,598	2,096

Securities available-for-sale, at fair value (amortized cost of $1,775,090 and $1,835,194 at March 31, 2005 and December 31, 2004)	1,765,631	1,854,335

Securities held-to-maturity, at amortized cost (fair value approximates $248,450 and $73,613 at March 31, 2005 and December 31, 2004)	251,228	72,447

Loans (net of unearned interest)	3,249,914	3,120,608

Allowance for loan losses	70,322	68,328

Net loans	3,179,592	3,052,280

Bank premises and equipment, net	44,581	43,179

Bank owned life insurance	95,837	94,909

Other assets	180,129	131,509

Total assets	$5,676,842	$5,412,584

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$609,064	$630,882

Interest bearing	3,229,499	3,058,979

Total deposits	3,838,563	3,689,861

Short-term borrowings	302,070	278,231

Long-term debt	910,407	795,793

Other liabilities	69,499	86,138

Total liabilities	5,120,539	4,850,023

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,271,213 shares issued in 2005 and 15,269,707 shares issued in 2004)	208,346	208,251

Retained earnings	443,700	433,260

Treasury stock (928,421 shares in 2005 and 949,480 shares in 2004)	(89,592)	(91,392)

Accumulated other comprehensive income, net of taxes	(6,151)	12,442

Total stockholders’ equity	556,303	562,561

Total liabilities and stockholders’ equity	$5,676,842	$5,412,584

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

Interest income:

Interest and fees on loans	$52,240	$43,613

Interest on:
Obligations of U.S. Government, its agencies and other securities	21,444	21,810

Obligations of states and political subdivisions	1,174	1,347

Other interest income	101	17

Total interest income	74,959	66,787

Interest expense:

Interest on deposits:
Demand and savings deposits	2,968	1,523

Time deposits	9,337	8,510

Interest on borrowings:
Short-term borrowings	1,391	1,092

Long-term debt	6,818	3,046

Total interest expense	20,514	14,171

Net interest income	54,445	52,616

Provision for loan losses	1,082	1,465

Net interest income after provision for loan losses	53,363	51,151

Other income	14,112	12,872

Gain (loss) on sale of securities	—	106

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2005	2004

Other expense:

Salaries and employee benefits	$20,001	$18,148

Occupancy expense	2,280	1,729

Furniture and equipment expense	1,368	1,581

Other expense	10,755	10,067

Total other expense	34,404	31,525

Income before federal income taxes	33,071	32,604

Federal income taxes	9,729	9,626

Net income	$23,342	$22,978

Per Share:

Net income:
Basic	$1.63	$1.59

Diluted	$1.61	$1.58

Weighted average
Basic	14,331,261	14,443,898

Diluted	14,475,634	14,553,019

Cash dividends declared	$0.90	$0.838

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

Three Months ended March 31, 2005 and 2004

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
	Stock	Earnings	at Cost	Income	Income

BALANCE AT DECEMBER 31, 2003	$105,895	$486,769	($68,577)	$18,954

Net Income		22,978			$22,978

Accumulated other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of taxes $5,717				10,618	10,618

Total comprehensive income					$33,596

Cash dividends on common stock:
Park at $.838 per share		(12,114)

Treasury stock purchased - 70,180 shares			(7,586)

Treasury stock reissued for stock options - 16,458 shares			1,440

BALANCE AT MARCH 31, 2004	$105,895	$497,633	($74,723)	$29,572

BALANCE AT DECEMBER 31, 2004	$208,251	$433,260	($91,392)	$12,442

Net Income		23,342			$23,342

Accumulated other comprehensive income, net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($10,007)				(18,593)	(18,593)

Total comprehensive income					$4,749

Cash dividends on common stock:
Park at $.90 per share		(12,902)

Shares issued for stock options - 1,506	49

Tax benefit from exercise of stock options	46

Treasury stock purchased - 1,587 shares			(176)

Treasury stock reissued for stock options - 22,646 shares			1,976

BALANCE AT MARCH 31, 2005	$208,346	$443,700	($89,592)	($6,151)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004

Operating activities:

Net income	$23,342	$22,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	104	665

Provision for loan losses	1,082	1,465

Amortization of core deposit intangibles	637	370

Realized investment security (gains) losses	—	(106)

Changes in assets and liabilities:
(Increase) decrease in other assets	(5,807)	(5,555)

(Decrease) increase in other liabilities	(7,546)	3,891

Net cash provided from operating activities	11,812	23,708

Investing activities:

Proceeds from sales of:
Available-for-sale securities	—	429

Proceeds from maturity of:
Available-for-sale securities	92,068	74,031

Held-to-maturity securities	8,639	13,464

Purchases of:
Available-for-sale securities	(26,230)	(1,423)

Held-to-maturity securities	(187,420)	—

Net decrease in interest bearing deposits with other banks	498	—

Net decrease (increase) in loans	26,573	(44,572)

Loans sold with branch office	5,273	—

Cash paid for acquistion, net	(39,227)	—

Purchases of premises and equipment, net	(1,383)	(735)

Net cash (used by) provided from investing activities	(121,209)	41,194

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004

Financing activities:

Net increase in deposits	$25,315	$91,614

Deposits sold with branch office	($12,419)	—

Net increase (decrease) in short-term borrowings	23,839	(158,982)

Exercise of stock options	95	—

Exercise of stock options and purchase of treasury stock, net	1,800	(6,146)

Long-term debt issued	100,939	160,000

Repayment of long-term debt	(7,965)	(138,727)

Cash dividends paid	(25,790)	(24,245)

Net cash provided from (used by) financing activities	105,814	(76,486)

Decrease in cash and cash equivalents	(3,583)	(11,584)

Cash and cash equivalents at beginning of year	161,829	169,782

Cash and cash equivalents at end of period	$158,246	$158,198

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$20,090	$14,487

Income taxes	$0	$0

Summary of business acquisition:
Fair value of assets acquired	$185,372

Cash paid for purchase of First Clermont Bank	(52,500)

Fair value of liabilities assumed	161,241

Goodwill recognized	$28,369

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2005 and 2004.

Note 1 — Basis of Presentation

The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2005.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2004 from Park’s 2004 Annual Report to Shareholders.

Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 — Acquisition, Branch Sale and Intangible Assets

On January 3, 2005, Park acquired all of the stock of First Clermont Bank (First Clermont) of Milford, Ohio for $52,500,000 in an all cash transaction accounted for as a purchase. Immediately following Park’s stock acquisition, First Clermont merged with Park’s subsidiary, The Park National Bank. First Clermont is being operated as a separate division of The Park National Bank. The goodwill recognized as a result of this acquisition was $28,369,000. The fair value of the acquired assets of First Clermont were $185,372,000 and the fair value of the liabilities assumed were $161,241,000 at January 3, 2005.

On February 11, 2005, Park’s subsidiary, Century National Bank, sold its Roseville, Ohio branch office. The Roseville branch office was acquired in connection with the acquisition of First Federal Bancorp, Inc. (First Federal) on December 31, 2004. The Federal Reserve Board required that the Roseville branch office be sold as a condition of their approval of the merger transactions involving Park and First Federal. The deposits sold with the Roseville branch office totaled $12,419,000 and the loans sold with the branch office totaled $5,273,000. Century National Bank received a premium of $1,184,000 from the sale of the deposits.

The following table shows the activity in goodwill and the core deposit intangibles during the first quarter of 2005.

			Core Deposit
(In thousands)	Goodwill		Intangibles		Total
December 31, 2004	$34,187		$6,700		$40,887
First Clermont Acquisition	28,369		3,664		32,033
Roseville Branch Sale	<860	>	<324	>	<1,184	>
Quarterly Amortization	—		<637	>	<637	>
March 31, 2005	$61,696		$9,403		$71,099

Goodwill and core deposit intangibles are included in other assets on the Consolidated Condensed Balance Sheets. Goodwill is evaluated on an annual basis for impairment. Goodwill was evaluated for impairment during the first quarter of 2005, and no impairment charge was necessary.

Core deposit intangibles are being amortized to expense, principally on the straight-line method, over periods ranging from six to eight years. Core deposit intangibles amortization expense was $637,000 for the first quarter of 2005 compared to $370,000 for the first quarter of 2004.

Note 3- Allowance for Loan Losses

The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.

	Three Months Ended
	March 31,
(In Thousands)	2005	2004
Average Loans (Net of Unearned Interest)	$3,235,379	$2,744,130

Allowance for Loan Losses:
Beginning Balance	$68,328	$63,142
Charge-Offs:
Commercial, Financial and Agricultural	378	273
Real Estate — Construction	10	—
Real Estate — Residential	105	157
Real Estate — Commercial	657	50
Consumer	1,328	1,663
Lease Financing	113	205
Total Charge-Offs	2,591	2,348
Recoveries:
Commercial, Financial and Agricultural	473	337
Real Estate — Construction	81	—
Real Estate — Residential	121	225
Real Estate — Commercial	18	18
Consumer	929	952
Lease Financing	32	143
Total Recoveries	1,654	1,675
Net Charge-Offs	937	673
Provision Charged to Earnings	1,082	1,465
Allowance for Loan Losses of Acquired Bank	1,849	—
Ending Balance	$70,322	$63,934
Ratio of Net Charge-Offs to Average Loans	.12%	.10%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.16%	2.30%

Note 4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004.

(Dollars in Thousands, except per share data)

Three Months Ended March 31,
	2005	2004
Numerator:
Net Income	$23,342	$22,978

Denominator:
Denominator for basic earnings per share (weighted-average shares)	14,331,261	14,443,898

Effect of dilutive securities	144,373	109,121

Denominator for diluted earnings per share (adjusted weighted-average shares & assumed)	14,475,634	14,553,019

Earnings per Share:
Basic earnings per share	$1.63	$1.59
Diluted earnings per share	$1.61	$1.58

Note 5 — Segment Information

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation’s financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank (CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank N.A. (UB), Second National Bank (SNB), The Security National Bank and Trust Co. (SEC), and The Citizens National Bank of Urbana (CIT).

Operating Results for the Three Months Ended March 31, 2005 (In Thousands)
	PNB	RTC	CNB		FKNB	UB	SNB	SEC		CIT	All Other		Total
Net Interest Income	$17,034	$5,213	$7,037		$7,538	$2,234	$3,451	$7,561		$1,628	$2,749		$54,445
Provision for Loan Losses	640	30	<130	>	330	10	10	<5	>	50	147		1,082
Other Income	6,033	1,047	1,720		1,784	462	506	2,057		358	145		14,112
Other Expense	11,525	2,694	3,956		4,178	1,525	2,019	4,820		1,155	2,532		34,404
Net Income	$7,415	$2,333	$3,266		$3,210	$787	$1,347	$3,238		$530	$1,216		$23,342
Balances at March 31, 2005
Assets	1,902,455	543,443	785,530		762,914	251,892	421,899	899,395		200,799	<91,485	>	5,676,842

Operating Results for the Three Months Ended March 31, 2004
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other		TOTAL
Net Interest Income	$15,803	$5,384	$4,795	$7,958	$2,482	$3,866	$8,022	$1,873	$2,433		$52,616
Provision for Loan Losses	795	180	—	195	—	40	85	—	170		1,465
Other Income	5,149	1,159	1,424	1,693	460	517	1,931	368	277		12,978
Other Expense	9,343	3,101	3,009	4,133	1,539	2,083	5,067	1,133	2,117		31,525
Net Income	$7,340	$2,193	$2,151	$3,583	$948	$1,572	$3,234	$750	$1,207		$22,978
Balances at March 31, 2004
Assets	1,649,675	540,998	477,536	724,364	240,922	389,735	916,868	201,260	<145,401	>	4,995,957

The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2005 and 2004. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2005 and 2004 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.

Note 6 — Stock Option Plans

Park accounts for its incentive stock option plan under the recognition and measurement principles provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of Park’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The pro-forma disclosures below use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

Three Months Ended March 31
(In thousands, except per share data)
	2005	2004
Net income as reported	$23,342	$22,978
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	<126	>
Pro forma net income	$23,342	$22,852

Basic earnings per share as reported	$1.63	$1.59
Pro forma basic earnings per share	$1.63	$1.58
Diluted earnings per share as reported	$1.61	$1.58
Pro forma diluted earnings per share	$1.61	$1.57

Park did not grant any stock options during the first quarter of 2005 and as a result there is no pro forma expense for the first quarter of 2005. The Park National Corporation 2005 Incentive Stock Option Plan was approved by shareholders at the Park Annual Meeting of Shareholders on April 18, 2005. This new plan authorizes a maximum of 1.5 million common shares with respect to which incentive stock options may be granted. Management expects to grant some incentive stock options during the second quarter of 2005.

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays the dates for compliance with statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as Park, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC’s new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. Companies are permitted to adopt SFAS No. 123R earlier than the beginning of their next fiscal year, but the management of Park intends to adopt SFAS No. 123R on January 1, 2006 on a prospective basis.

Note 7 — Loans

The composition of the loan portfolio is as follows:

	March 31,	December 31,
	2005	2004
Commercial , Financial and Agricultural	$481,991	$469,382

Real Estate:
Construction	161,797	155,326
Residential	1,288,735	1,190,275
Commercial	798,778	752,428

Consumer	491,576	505,151

Leases	27,037	48,046

Total Loans	$3,249,914	$3,120,608

Note 8 — Investment Securities

The amortized cost and fair values of investment securities are shown below. Management evaluates investment securities on a quarterly basis for permanent impairment. No impairment charges have been deemed necessary in 2005 and 2004. The unrealized losses are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross
March 31, 2005		Unrealized	Gross Unrealized			Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses			Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$992	$—	$	<3	>	$989
Obligation of States and Political Subdivisions	80,672	2,755		<36	>	83,391
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,636,412	4,468		<17,139	>	1,623,741
Other Equity Securities	57,014	523		<27	>	57,510
Total	$1,775,090	$7,746	$	<17,205	>	$1,765,631

March 31, 2005 Securities Held-to-Maturity
Obligations of States and Political Subdivisions	$18,162	$482		$—		$18,644
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	233,066	6		<3,266	>	229,806
Total	$251,228	$488	$	<3,266	>	$248,450

(In Thousands)
		Gross
December 31, 2004		Unrealized	Gross Unrealized			Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses			Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$15,201	$8	$	<3	>	$15,206
Obligation of States and Political Subdivisions	81,738	3,851		<23	>	85,566
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,685,760	16,043		<1,225	>	1,700,578
Other Equity Securities	52,495	501		<11	>	52,985
Total	$1,835,194	$20,403	$	<1,262	>	$1,854,335

		Gross
December 31, 2004		Unrealized	Gross Unrealized		Estimated Fair
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses		Value
Obligations of States and Political Subdivisions	$18,173	$703	$—		$18,876
Other Asset-Backed Securities	54,274	470	<7	>	54,737
Total	$72,447	$1,173	$ <7	>	$73,613

Note 9 — Benefit Plans

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. A pension plan contribution of $9,688,096 was made during the first quarter of 2005.

The following table shows the components of net periodic benefit expenses.

	Three Months Ended
	March 31
	2005		2004
Service Cost	$671		$625
Interest Cost	689		644
Expected Return on Plan Assets	<834	>	<697	>
Amortization of Prior Service Cost	3		3
Recognized Net Actuarial Loss (Gain)	136		124

Benefit Expense	$665		$699

Note 10 — Accounting Changes

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities in a Transfer”, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on Park’s financial statements. This SOP was considered in the accounting for the acquisition of First Clermont on January 3, 2005.

Emerging Issues Task Force 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments: In March 2004, FASB reached a consensus on EITF 03-1, which clarifies the application of an impairment model to determine whether investments are other-than-temporary impaired. The provisions of EITF 03-1 must be applied prospectively to all current and future investments accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” On September 15, September 30, and November 15, 2004, the FASB issued proposed staff positions to provide guidance on the application and scope of certain paragraphs and to defer the effective date of the impairment measurement and recognition provisions contained in specific paragraphs of EITF 03-1. This deferral will be superseded in FASB’s final issuance of the staff position. The management of Park does not expect the revised EITF 03-1 to have a material impact on its results of operations or financial condition at the time of the adoption.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, Park’s ability to execute its business plan, changes in general economic and financial market conditions, changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement except to the extent required by law.

Park’s Board of Directors approved a 5% stock dividend in November 2004. The additional common shares resulting from the dividend were distributed on December 15, 2004 to stockholders of record as of December 1, 2004. The consolidated financial statements, notes and references to share and per share data have been retroactively restated for the stock dividend.

The operating results for the three months ended March 31, 2005 include the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. Both acquisitions were accounted for as purchases and did not have any impact on the 2004 operating results for Park.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2004 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

Statement of Financial Accounting Standard (SFAS) No. 142 “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2005, Park had core deposit intangibles of $9.4 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2005 and no impairment charge was necessary.

Comparison of Results of Operations
For the Quarters Ended
March 31, 2005 and 2004

Summary Discussion of Results

Net income increased by $364,000 or 1.6% to $23.34 million for the three months ended March 31, 2005 compared to $22.98 million for the same period in 2004. The annualized, net income to average asset ratio (ROA) was 1.70% for the first quarter of 2005 compared to 1.86% for the first quarter of 2004. The annualized net income to average equity ratio (ROE) was 16.92% for the first three months of 2005 compared to 16.99% for the same period in 2004.

Diluted earnings per share increased by 1.9% to $1.61 for the first quarter of 2005 compared to $1.58 for the same period in 2004.

Income before taxes benefited from a $1.8 million increase in net interest income, a $383,000 decrease in the provision for loan losses and a $1.2 million increase in other income. There were no gains or losses from the sale of securities in 2005 compared to a gain of $106,000 for the same period in 2004. Operating expenses increased by $2.9 million in 2005 compared to 2004.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income was $54.4 million for the first quarter of 2005 and $52.6 million for the first quarter of 2004. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2005 with the same quarter in 2004.

Three Months Ended March 31,
(In Thousands)
	2005		2004

	Average	Tax	Average	Tax
	Balance	Equivalent	Balance	Equivalent
		%		%

Loans	$3,253,379	6.53%	$2,744,130	6.41%
Taxable Investments	1,776,132	4.90%	1,796,932	4.88%
Tax Exempt Investments	99,054	7.05%	111,223	7.29%
Federal Funds Sold	9,762	3.14%	4,844	1.41%
Interest Earning Assets	$5,138,327	5.97%	$4,657,129	5.84%

Interest Bearing Deposits	$3,209,914	1.55%	$2,927,157	1.38%
Short-term Borrowings	280,194	2.01%	403,613	1.09%
Long-term Debt	814,442	3.40%	486,977	2.52%
Interest Bearing Liabilities	$4,304,550	1.93%	$3,817,747	1.49%
Excess Interest Earning Assets	$833,777	4.04%	$839,382	4.35%
Net Interest Margin		4.35%		4.61%

Average interest earning assets increased by $481 million or 10.3% to $5,138 million for the three months ended March 31, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose interest earning assets totaled $416 million at the time of acquisition. First Federal had $238 million of interest earning assets at December 31, 2004 and First Clermont had $178 million of interest earning assets at January 3, 2005.

The average yield on interest earning assets was 5.97% for the first quarter of 2005 compared to 5.84% for the first quarter of 2004. Management expects that the Federal Reserve Board will continue to increase the federal funds rate at a measured pace through August 2005 and that the current federal funds rate of 2.75% will increase to 3.50% and remain at that level. Management expects that the average yield on interest earning assets will increase each quarter for the remainder of 2005.

The following table shows the tax equivalent yield on interest earning assets, the cost of interest bearing liabilities and the average federal funds rate for the past five quarters.

	March	December	September	June	March
	2005	2004	2004	2004	2004

Loans	6.53%	6.49%	6.35%	6.26%	6.41%
Taxable Investments	4.90%	4.83%	4.80%	4.83%	4.88%
Tax Exempt Investments	7.05%	7.03%	7.09%	7.25%	7.29%
Federal Funds Sold	3.14%	2.75%	2.49%	1.10%	1.41%
Interest Earning Assets	5.97%	5.88%	5.77%	5.72%	5.84%

Interest Bearing Deposits	1.55%	1.41%	1.33%	1.31%	1.38%
Short-Term Borrowings	2.01%	1.43%	1.40%	1.12%	1.09%
Long-Term Debt	3.40%	3.00%	2.51%	2.44%	2.52%
Interest Bearing Liabilities	1.93%	1.65%	1.50%	1.44%	1.49%

Net Interest Spread	4.04%	4.23%	4.27%	4.28%	4.35%
Net Interest Margin	4.35%	4.55%	4.54%	4.54%	4.61%

Average Federal Funds Rate	2.47%	1.95%	1.48%	1.00%	1.00%

Average loans increased by $509 million or 18.6% to $3,253 million for the quarter ended March 31, 2005 compared to the same period in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose loans totaled $384 million at the time of acquisition. First Federal had $223 million of loans at December 31, 2004 and First Clermont had $161 million of loans at January 3, 2005. At March 31, 2005, total loans were $3,250 million compared to $3,121 million at December 31, 2004. This indicates that loan balances increased by $129 million during the first quarter of 2005. However, adjusting the increase in loans for the acquisition of First Clermont ($161 million) and the sale of the Roseville branch office ($5 million) results in total loans decreasing by $27 million during the first quarter of 2005. Total loans had increased in each of the previous six quarters dating back to June 30, 2003. Management expects that loan balances will increase during the second quarter of 2005 as the loan commitments for commercial loans are strong and consumer demand has increased in recent months. Loan balances increased by $17 million during the month of April 2005.

The average yield on the loan portfolio was 6.53% for the first quarter of 2005 compared to 6.41% for the same period in 2004. Management expects that the yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher yields.

Average investment securities, including federal funds sold, were $1,885 million for the first quarter of 2005 compared to $1,913 million for the first quarter of 2004. Management expects that average investment securities will increase to approximately $2,025 million for the second quarter of 2005. Management purchased $167 million of taxable investment securities at the end of March which will contribute to the projected increase in the average balance of investment securities during the second quarter of 2005.

The average yield on taxable investment securities was 4.90% for the first quarter of 2005 compared to 4.88% for the same period in 2004. The tax equivalent yield on tax exempt investment securities was 7.05% for the first quarter of 2005 compared to 7.29% for the same period in 2004. No tax exempt investment securities were purchased during the past year.

At March 31, 2005, the tax equivalent yield on the total investment portfolio was 4.93% and the average maturity was 4.5 years. U.S. Government Agency asset-backed securities were approximately 92% of the total investment portfolio at the end of the first quarter of 2005. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and collateralized mortgage obligations, which are backed by fifteen-year mortgage-backed securities.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.2 years with a 100 basis point increase in long-term interest rates and to 5.4 years with a 200 basis point increase in long-term interest rates.

Average interest bearing liabilities increased by $487 million or 12.8% to $4,305 million for the three months ended March 31, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont. The average cost of interest bearing liabilities increased to 1.93% for the first quarter of 2005 compared to 1.49% for the first quarter of 2004.

Average interest bearing deposits increased by $283 million or 9.7% to $3,210 million for the first quarter of 2005 compared to the first quarter of 2004. This increase was primarily due to the acquisitions of First Federal and First Clermont. At March 31, 2005, total deposits were $3,839 million compared to $3,690 million at December 31, 2004. This indicates that total deposit balances increased by $149 million during the first quarter of 2005. However, adjusting the increase in total deposits for the acquisition of First Clermont ($136 million) and the sale of the Roseville branch office ($12 million) results in total deposits increasing by $25 million during the first quarter of 2005.

Average short-term borrowings decreased by $123 million to $280 million for the first quarter of 2005 compared to the first quarter of 2004. The average cost of short-term borrowings increased to 2.01% for the first quarter of 2005 compared to 1.09% for the same period in 2004. The average federal funds rate was 2.47% for the first quarter of 2005 compared to 1.00% for the first quarter of 2004.

Average long-term borrowings increased by $327 million to $814 million for the first quarter of 2005 compared to the same period in 2004. The average cost of long-term borrowings was 3.40% for the first quarter of 2005 compared to 2.52% for the first quarter of 2004.

Average total borrowings were $1,095 million for the first quarter of 2005 compared to $891 million for the first quarter of 2004. Management expects that average total borrowings will be approximately $1,235 million during the second quarter of 2005. The expected increase in average total borrowings is needed to fund the increase in average investment securities.

Net interest income increased by $1.8 million or 3.5% to $54.4 million in 2005 compared to $52.6 million in 2004. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by .31% to 4.04% in 2005 compared to 4.35% in 2004. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by .26% to 4.35% in 2005 compared to 4.61% in 2004. The increase in average earning assets of $481 million or 10.3% enabled Park to earn $1.8 million more in net interest income for the first quarter of 2005 compared to the first quarter of 2004.

In the Financial Review section of Park’s 2004 Annual Report (pages 28 and 31), management projected the following for 2005 — loans would increase by slightly more than the 6.1% annual growth rate in 2004 (page 28 under “Investment of Funds — Loans”), deposits would increase by approximately 2.5% (page 28 under “Source of Funds-Deposits”) and the net interest margin for 2005 would be approximately 4.35% (page 31 under “Earnings Results”).

Loans decreased by $27 million during the first quarter of 2005. Management expects that loans will increase during the remaining three quarters of 2005, but anticipates that the annual growth rate for the year will be less than 6%.

Deposits increased by $25 million during the first quarter and appear to be on pace to grow by approximately 2.5% in 2005.

The net interest margin for the first quarter of 2005 was 4.35%. However, management expects that due to the slower expected growth in loans, the net interest margin will be slightly less than 4.35% for the remaining three quarters of 2005.

Provision for Loan Losses

The provision for loan losses decreased by $383,000 to $1.1 million for the three months ended March 31, 2005 compared to $1.5 million for the first quarter of 2004. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $29.8 million or .92% of loans at March 31, 2005 compared to $28.8 million or .92% of loans at December 31, 2004 and $24.2 million or .87% of loans at March 31, 2004. The reserve for loan losses as a percentage of outstanding loans was 2.16% at March 31, 2005 compared to 2.19% at December 31, 2004 and 2.30% at March 31, 2004. Net loan charge-offs as an annualized percentage of average loans were .12% for the first quarter of 2005 and .10% of average loans for the first quarter of 2004. The net loan charge-off ratio for the past four years has been .28% for 2004, .43% for 2003, .48% for 2002 and .37% for 2001. Management expects that if the net loan charge-off ratio for 2005 is similar to the results in 2004 that the loan loss provision for all of 2005 will be similar to the loan loss provision for all of 2004 of $8.6 million. Management also expects that the reserve for loan losses as a percentage of outstanding loans will decrease during 2005 if the net loan charge-off ratio and the ratio of nonperforming loans to loans remain similar to the 2004 ratios. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

	March 31,	December 31,
Nonperforming Assets	2005	2004
	(Dollars in thousands)
Nonaccrual Loans	$17,320	$17,873
Renegotiated Loans	5,352	5,461
Loans Past Due 90 Days or More	7,078	5,439
Total Nonperforming Loans	29,750	28,773
Other Real Estate Owned	2,735	2,680
Total Nonperforming Assets	$32,485	$31,453

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	0.92%	0.92%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	1.00%	1.01%
Percentage of Nonperforming Assets to Total Assets	0.57%	0.58%

Noninterest Income

Noninterest income increased by $1.2 million or 9.6% to $14.1 million for the first quarter of 2005 compared to $12.9 million for the first quarter of 2004. The following table compares noninterest income for the past five quarters.

Three Months Ended
(In Thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
Fees from Fiduciary Activities	$2,927	$2,894	$2,701	$2,819	$2,723
Service Charges on Deposit Accounts	4,073	3,914	4,125	3,970	3,576
Other Service Income	2,343	2,581	2,281	2,811	2,652
Other Income	4,769	3,325	3,902	4,446	3,921
Total	$14,112	$12,714	$13,009	$14,046	$12,872

The $1.2 million or 9.6% increase in noninterest income for the first quarter of 2005 compared to the same period in 2004 is primarily due to the acquisitions of First Federal and First Clermont. Additional fee income was earned during the first quarter of 2005 from the loan and deposit customers of First Federal and First Clermont.

Noninterest fee income for Park for all of 2004 was $52.6 million. If noninterest fee income increased by the same rate as the first quarter of 2005 (9.6%) for the entire year, noninterest fee income would be $57.6 million for 2005. Management expects that noninterest fee income will be approximately $58 million to $59 million for 2005. This implies growth of about 12% for the remainder of 2005 compared to the same period in 2004. This estimate for 2005 is consistent with the guidance provided in the Financial Review section (page 31 under “Other Income”) of Park’s 2004 Annual Report.

Gain (Loss) on Sale of Securities

There were no sales of securities during the first quarter of 2005. A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. The gain was from the sale of equity investments.

Other Expense

Total other expense increased by $2.9 million or 9.1% to $34.4 million for the quarter ended March 31, 2005 compared to $31.5 million for the same period in 2004. This increase in other expense is primarily due to the acquisitions of First Federal and First Clermont. Full-time equivalent employees were 1,830 at March 31, 2005 compared to 1,657 at March 31, 2004. Full-time equivalent employees increased by approximately 120 as a result of the acquisitions. The remaining increase of 53 full-time equivalent employees was due to normal growth.

Salaries and employee benefits expense increased by $1.9 million or 10.2% to $20.0 million for the first quarter of 2005 compared to $18.1 million for the first quarter of 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont.

Total other expense for Park for all of 2004 was $126.3 million. If total other expense increased by the same rate as the first quarter of 2005 (9.1%) for the entire year, total other expense would be $137.8 million for 2005. Management expects that total other expense will be approximately $140 million to $141 million for 2005. This implies growth of about 13% for the remainder of 2005 compared to the same period in 2004. This estimate of total other expense for 2005 is a little less than the guidance provided in the Financial Review section (page 31 under “Other Expense”) of Park’s 2004 Annual Report.

Federal Income Taxes

Federal income tax expense was $9.7 million for the first quarter of 2005 and $9.6 million for the first quarter of 2004. The ratio of federal income tax expense to income before taxes was approximately 29.4% in 2005 and 29.5% in 2004. The difference between the effective federal income tax rate and the statutory rate of 35% is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits. Park and its subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax expense is included in other expense. State tax expense was $764,000 for the first quarter of 2005 and $648,000 for the first quarter of 2004.

Comparison of Financial Condition
At March 31, 2005 and December 31, 2004

Changes in Financial Condition and Liquidity

Total assets increased by $264 million or 4.9% to $5,677 million at March 31, 2005 compared to $5,413 million at December 31, 2004. The increase in total assets was primarily due to the acquisition of First Clermont Bank on January 3, 2005. The First Clermont Division of The Park National Bank had total assets of $239 million at March 31, 2005.

Loan balances increased by $129 million to $3,250 million at March 31, 2005 compared to $3,121 million at December 31, 2004. However, adjusting this growth number by the loan balances acquired in the acquisition of First Clermont ($161 million) and by the loans sold with the Roseville branch office ($5 million), loan balances decreased by $27 million during the quarter. Management expects that loan balances will increase during the second quarter as loan commitments for commercial loans are larger than during the first quarter.

Investment securities increased by $90 million to $2,017 million at March 31, 2005 compared to $1,927 million at December 31, 2004. Management expects that the average balance of investment securities will be approximately $2,025 million during the second quarter of 2005.

Total liabilities increased by $271 million or 5.6% to $5,121 million at March 31, 2005 compared to $4,850 million at December 31, 2004.

Total deposits increased by $149 million to $3,839 million at March 31, 2005 compared to $3,690 million at December 31, 2004. The deposits acquired in the acquisition of First Clermont were $136 million and the deposits sold with the Roseville branch office were $12 million. The net increase in deposits was $25 million for the first quarter of 2005 after adjusting for the acquisition of First Clermont and the sale of the Roseville branch office.

Total borrowed money increased by $138 million to $1,212 million at March 31, 2005 compared to $1,074 million at December 31, 2004.

The increase or decrease in the investment portfolio and short- and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities are added to the balance sheet. Likewise, short- and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and the cash flow from operations is not sufficient to do so.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 57.2% at March 31, 2005 compared to 57.7% at December 31, 2004 and 55.5% at March 31, 2004. Cash and cash equivalents totaled $158 million at March 31, 2005 compared to $162 million at December 31, 2004 and $158 million at March 31, 2004. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Stockholders’ equity at March 31, 2005 was $556 million or 9.80% of total assets compared to $563 million or 10.39% of total assets at December 31, 2004 and $558 million or 11.18% of total assets at March 31, 2004.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.94% at March 31, 2005 and 10.10% at December 31, 2004. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.03% at March 31, 2005 and 15.16% at December 31, 2004. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8%
and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.30% at March 31, 2005 and 16.43% at December 31, 2004.

The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2005. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2005:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.45%	9.25%	12.07%
Richland Trust Company	6.23%	11.00%	12.26%
Century National Bank	6.02%	9.67%	11.59%
First-Knox National Bank	5.80%	9.07%	12.73%
Second National Bank	5.53%	9.68%	13.07%
United Bank, N.A.	6.13%	11.53%	12.79%
Security National Bank	5.81%	10.13%	14.40%
Citizens National Bank	5.98%	12.53%	17.50%
Park National Corporation	8.94%	14.03%	15.30%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

At the April 18, 2005 Park National Corporation Board of Directors’ meeting, a cash dividend of $.90 per share was declared payable on June 10, 2005 to stockholders of record on May 24, 2005.

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2004 Annual Report for disclosure concerning contractual obligations and commitments at 12/31/04. There has not been a material change in contractual obligations or commitments since year-end 2004, except for the completion of the acquisition of First Clermont on January 3, 2005 for a cash purchase price of $52.5 million. The completion of this acquisition reduced Park’s regulatory capital ratios at March 31, 2005 compared to December 31, 2004. The First Clermont Division of The Park National Bank added $207 million of tangible assets at March 31, 2005 and $32 million of intangible assets which are deducted from regulatory capital.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Off-Balance Sheet Arrangements

See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments. Park is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The loan commitments are generally for variable rates of interest. See page 54 and page 55 of Park’s 2004 Annual Report for additional information on loan commitments. There has not been a material change since year-end 2004.

Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 34 of our 2004 Annual Report, which is incorporated by reference into our 2004 Form 10-K.

ITEM 4 — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer have concluded that:

•	information required to be disclosed by Park in this Quarterly Report on Form 10-Q and other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Park’s disclosure controls and procedures are effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period in which this Quarterly Report on Form 10-Q is being prepared.

Changes in Internal Control over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a - 15 (f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a.) Not applicable

(b.) Not applicable

(c.) The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park during the three months ended March 31, 2005:

	Total Number of	Average Price	Total Number of Common Shares		Maximum Number of Common
	Common Shares	Paid per	Purchased as Part of Publicly		Shares that May Yet be Purchased
Period	Purchased	Common Share	Announced Plans or Programs		under the Plans or Programs (1)
January 1 thru January 31, 2005	—	—	—		488,300
February 1 thru February 28, 2005	—	—	—		488,300
March 1 thru March 31, 2005	1,587	$111.15	1,587	(2)	486,713

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced repurchase program to fund the Park National Corporation 1995 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of March 31, 2005, Park had the authority to still repurchase an aggregate of 486,713 common shares under this stock repurchase program.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was initially approved by the shareholders of Park on April 7, 1995 and 200,000 common shares were authorized for delivery upon exercise of incentive stock options granted under the 1995 Plan. The shareholders approved an amendment to the 1995 Plan on April 20, 1998 to increase the number of common shares of Park available for delivery under the 1995 Plan to 735,000 common shares (after adjustment for stock dividends) and another amendment on April 16, 2001 to increase the number of common shares available for delivery under the 1995 Plan to 1,200,000 common shares. In connection with the 5% stock dividend distributed on December 15, 2004, this number was adjusted to 1,260,000 common shares. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of March 31, 2005, incentive stock options covering 690,618 common shares were outstanding. Park owned treasury shares sufficient to cover all the outstanding incentive stock options under the 1995 Plan at March 31, 2005.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares.

(2)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

I.	Annual Meeting of Shareholders — April 18, 2005:

(a.) On April 18, 2005, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 22, 2005 record date, 14,335,205 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 12,452,186 or 86.86% of the outstanding common shares entitled to vote were represented by proxy or in person.

(b.) Directors elected at the Annual Meeting for a three year term:

	C. Daniel DeLawder
11,217,416	For	1,095,988	Withheld	138,782	Abstain

	Harry O. Egger
11,211,791	For	1,101,613	Withheld	138,782	Abstain

	F. William Englefield IV
12,203,323	For	110,081	Withheld	138,782	Abstain

	John J. O’Neill
11,914,357	For	399,047	Withheld	138,782	Abstain

Other directors whose term of office continued after the Annual Meeting:

Maureen Buchwald
James J. Cullers
R. William Geyer
William T. McConnell
Michael J. Menzer
William A. Phillips
J. Gilbert Reese
Rick R. Taylor
David L. Trautman
Leon Zazworsky

c.	See Item (b.) for the voting results for directors.

Proposal to approve Park National Corporation 2005 Incentive Stock Option Plan

10,046,821 For 556,447 Withheld 158,926 Abstain 1,689,992  Broker Non Votes

d.	Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits

a.	Exhibits

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: May 5, 2005	BY: /s/C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: May 5, 2005	BY: /s/John W. Kozak
John W. Kozak
Chief Financial Officer