Form 10-Q
period 2005-06-30
PARK NATIONAL CORP /OH/
filed 2005-08-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
14,281,270 Common shares, no par value per share, outstanding at July 31, 2005.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004

Assets:
Cash and due from banks	$144,022	$155,529

Federal funds sold	48,778	6,300

Interest bearing deposits	1,099	2,096

Securities available-for-sale, at fair value (amortized cost of $1,648,670 and $1,835,194 at June 30, 2005 and December 31, 2004)	1,662,029	1,854,335

Securities held-to-maturity, at amortized cost (fair value approximates $240,250 and $73,613 at June 30, 2005 and December 31, 2004)	242,279	72,447

Loans (net of unearned interest)	3,280,384	3,120,608

Allowance for possible loan losses	70,352	68,328

Net loans	3,210,032	3,052,280

Bank premises and equipment, net	47,147	43,179

Bank owned life insurance	102,569	94,909

Other assets	175,364	131,509

Total assets	$5,633,319	$5,412,584

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$643,582	$630,882

Interest bearing	3,217,746	3,058,979

Total deposits	3,861,328	3,689,861

Short-term borrowings	320,597	278,231

Long-term debt	804,941	795,793

Other liabilities	70,379	86,138

Total liabilities	5,057,245	4,850,023

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,271,624 shares issued in 2005 and 15,269,707 shares issued in 2004)	208,369	208,251

Retained earnings	455,589	433,260

Treasury stock (991,116 shares in 2005 and 949,480 shares in 2004)	(96,568)	(91,392)

Accumulated other comprehensive income (loss), net of taxes	8,684	12,442

Total stockholders’ equity	576,074	562,561

Total liabilities and stockholders’ equity	$5,633,319	$5,412,584

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest income:

Interest and fees on loans	$54,531	$43,319	$106,771	$86,932

Interest on:
Obligations of U.S. Government, its agencies and other securities	23,105	21,717	44,549	43,527

Obligations of states and political subdivisions	1,180	1,302	2,354	2,649

Other interest income	112	34	213	51

Total interest income	78,928	66,372	153,887	133,159

Interest expense:

Interest on deposits:
Demand and savings deposits	3,522	1,490	6,490	3,013

Time deposits	10,118	8,068	19,455	16,578

Interest on borrowings:
Short-term borrowings	1,835	1,505	3,226	2,597

Long-term debt	8,041	2,787	14,859	5,833

Total interest expense	23,516	13,850	44,030	28,021

Net interest income	55,412	52,522	109,857	105,138

Provision for loan losses	1,325	1,905	2,407	3,370

Net interest income after provision for loan losses	54,087	50,617	107,450	101,768

Other income	15,454	14,046	29,566	26,918

Gain (loss) on sale of securities	96	—	96	106

Continued
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
 (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Other expense:

Salaries and employee benefits	$19,551	$17,096	$39,552	$35,244

Occupancy expense	2,151	1,735	4,431	3,464

Furniture and equipment expense	1,381	1,484	2,749	3,065

Other expense	11,251	9,980	22,006	20,047

Total other expense	34,334	30,295	68,738	61,820

Income before federal income taxes	35,303	34,368	68,374	66,972

Federal income taxes	10,533	10,283	20,262	19,909

Net income	$24,770	$24,085	$48,112	$47,063

Per Share:

Net income:
Basic	$1.73	$1.68	$3.36	$3.27

Diluted	$1.72	$1.67	$3.33	$3.24

Weighted average
Basic	14,312,032	14,341,123	14,321,647	14,392,510

Diluted	14,379,463	14,464,537	14,427,549	14,508,778

Cash dividends declared	$0.90	$0.838	$1.80	$1.676

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
Six Months ended June 30, 2005 and 2004			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
	Stock	Earnings	at Cost	Income	Income

BALANCE AT DECEMBER 31, 2003	$105,895	$486,769	($68,577)	$18,954

Net Income		$47,063			$47,063

Accumulated other comprehensive income, net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($16,367)				(30,403)	(30,403)

Total comprehensive income					$16,660

Cash dividends on common stock:
Park at $1.676 per share		(24,126)

Shares issued for stock options - 1,368 shares	46

Tax benefit from exercise of stock options	57

Cash paid for fractional shares - 25 shares	(3)

Treasury stock purchased - 214,681 shares			(23,699)

Treasury stock reissued for exercise of stock options - 43,117 shares			3,771

BALANCE AT JUNE 30, 2004	$105,995	$509,706	($88,505)	($11,449)

BALANCE AT DECEMBER 31, 2004	$208,251	$433,260	($91,392)	$12,442

Net Income		$48,112			$48,112

Accumulated other comprehensive income, net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($2,024)				(3,758)	(3,758)

Total comprehensive income					$44,354

Cash dividends on common stock:
Park at $1.80 per share		(25,783)

Shares issued for stock options - 1,917 shares	61

Tax benefit from exercise of stock options	57

Treasury stock purchased - 82,684 shares			(8,794)

Treasury stock reissued for exercise of stock options - 41,048 shares			3,618

BALANCE AT JUNE 30, 2005	$208,369	$455,589	($96,568)	$8,684

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
 (dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004

Operating activities:

Net income	$48,112	$47,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion, and amortization	1	572

Provision for loan losses	2,407	3,370

Amortization of core deposit intangibles	1,274	740

Realized investment securities gains	(96)	(106)

Changes in assets and liabilities:
Increase in other assets	(16,394)	(6,155)

Decrease in other liabilities	(6,666)	(4,774)

Net cash provided from operating activities	28,638	40,710

Investing activities:

Proceeds from sales of:
Available-for-sale securities	131,794	429

Proceeds from maturity of:
Available-for-sale securities	177,295	221,766

Held-to-maturity securities	17,588	39,081

Purchases of:
Available-for-sale securities	(116,097)	(249,424)

Held-to-maturity securities	(187,420)	(9,697)

Net decrease in interest bearing deposits with other banks	997	—

Net increase in loans	(4,320)	(73,703)

Proceeds from loans sold with branch office	5,273	—

Cash paid for acquisition, net	(39,227)	—

Purchases of premises and equipment, net	(5,356)	(1,770)

Net cash used by investing activities	(19,473)	(73,318)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
 (dollars in thousands)

	Six Months Ended
	June 30,
	2005	2004

Financing activities:

Net increase in deposits	$48,080	$102,304

Deposits sold with branch office	($12,419)	—

Net increase (decrease) in short-term borrowings	42,366	(40,447)

Cash paid for fractional shares	—	(3)

Exercise of stock options	118	103

Purchase of treasury stock, net	(5,176)	(19,928)

Long-term debt issued	100,939	62,182

Repayment of long-term debt	(113,431)	(40,065)

Cash dividends paid	(38,671)	(36,257)

Net cash provided from financing activities	21,806	27,889

Increase (decrease) in cash and cash equivalents	30,971	(4,719)

Cash and cash equivalents at beginning of year	161,829	169,782

Cash and cash equivalents at end of period	$192,800	$165,063

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$42,630	$28,947

Income taxes	$12,900	$19,750

Summary of business acquisition:
Fair value of assets acquired	$185,372

Cash paid for purchase of First Clermont Bank	(52,500)

Fair value of liabilities assumed	161,241

Goodwill recognized	28,369

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Periods Ended June 30, 2005 and 2004.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2005 are not necessarily indicative of the operating results to be anticipated for the fiscal year ended December 31, 2005.
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
The operating results for the three month and six month periods ended June 30, 2005 include the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. Both acquisitions were accounted for as purchases and did not have any impact on the 2004 operating results for Park.
Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.
Note 2 – Acquisition, Branch Sale and Intangible Assets
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

The following table shows the activity in goodwill and the core deposit intangibles during the first six months of 2005.

		Core Deposit
(In thousands)	Goodwill	Intangibles	Total
December 31, 2004	$34,187	$6,700	$40,887
First Clermont Acquisition	28,369	3,664	32,033
Roseville Branch Sale	<860>	<324>	<1,184>
Amortization	—	<1,274>	<1,274>
June 30, 2005	$61,696	$8,766	$70,462
Goodwill and core deposit intangibles are included in other assets on the Consolidated Condensed Balance Sheets. Goodwill is evaluated on an annual basis for impairment. Goodwill was evaluated for impairment during the first quarter of 2005, and no impairment charge was necessary.
Core deposit intangibles are being amortized to expense using the straight-line method over periods ranging from six to eight years. Core deposit intangibles amortization expense was $637,000 for the second quarter of 2005 compared to $370,000 for the second quarter of 2004 and was $1,274,000 for the first six months of 2005 compared to $740,000 for the first half of 2004.
Note 3- Allowance for Loan Losses
The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors. The following table shows the activity in the allowance for loan losses for the three and six month periods ended June 30, 2005 and 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2005	2004	2005	2004
Average Loans (Net of Unearned Interest)	$3,259,676	$2,791,973	$3,256,545	$2,768,048

Allowance for Loan Losses:
Beginning Balance	$70,322	$63,934	$68,328	$63,142
Charge-Offs:
Commercial, Financial and Agricultural	655	660	1,033	933
Real Estate — Construction	36	—	46	—
Real Estate — Residential	115	251	220	408
Real Estate — Commercial	271	644	928	694
Consumer	1,815	1,748	3,143	3,411
Lease Financing	52	162	165	367

Total Charge-Offs	2,944	3,465	5,535	5,813

Recoveries:
Commercial, Financial and Agricultural	209	730	682	1,067
Real Estate — Construction	92	—	173	—
Real Estate — Residential	169	64	290	289
Real Estate — Commercial	295	12	313	30
Consumer	820	742	1,749	1,694
Lease Financing	64	168	96	311

Total Recoveries	1,649	1,716	3,303	3,391

Net Charge-Offs	1,295	1,749	2,232	2,422

Provision Charged to Earnings	1,325	1,905	2,407	3,370
Allowance for Loan Losses of Acquired Bank	—	—	1,849	—

Ending Balance	$70,352	$64,090	$70,352	$64,090

Ratio of Net Charge-Offs to Average Loans	.16%	.25%	.14%	.18%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.14%	2.29%	2.14%	2.29%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004.

(Dollars in Thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net Income	$24,770	$24,085	$48,112	$47,063

Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	14,312,032	14,341,123	14,321,647	14,392,510

Effect of dilutive securities	67,431	123,414	105,902	116,268

Denominator for diluted earnings per share (weighted average shares outstanding adjusted for the dilutive securities)	14,379,463	14,464,537	14,427,549	14,508,778

Earnings per Share:
Basic earnings per share	$1.73	$1.68	$3.36	$3.27
Diluted earnings per share	$1.72	$1.67	$3.33	$3.24
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

Operating Results for the Three Months Ended June 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$17,519	$5,113	$6,970	$7,776	$2,153	$3,519	$7,960	$1,582	$2,820	$55,412
Provision for Loan Losses	200	140	220	282	60	60	170	50	143	1,325
Other Income	6,604	1,161	1,851	1,757	521	555	2,482	382	237	15,550
Other Expense	11,572	2,670	3,851	4,082	1,553	1,898	4,949	1,108	2,651	34,334
Net Income	$8,368	$2,300	$3,150	$3,439	$721	$1,471	$3,579	$557	$1,185	$24,770
Balances at June 30, 2005
Assets	$1,920,785	$506,913	$745,381	$774,384	$241,486	$397,946	$944,064	$185,490	$ <83,130>	$5,633,319

Operating Results for the Three Months Ended June 30, 2004 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$15,706	$5,361	$4,900	$8,070	$2,615	$3,872	$7,595	$1,853	$2,550	$52,522
Provision for Loan Losses	350	105	105	820	140	<10>	135	110	150	$1,905
Other Income	5,889	1,302	1,350	1,701	449	591	2,193	378	193	14,046
Other Expense	9,166	2,626	2,940	4,054	1,475	1,793	4,898	1,138	2,205	30,295
Net Income	$8,170	$2,641	$2,141	$3,279	$976	$1,840	$3,196	$662	$1,180	$24,085
Balances at June 30, 2004
Assets	$1,639,183	$574,173	$526,525	$734,429	$242,343	$387,836	$897,275	$205,482	$ <132,515>	$5,074,731

Operating Results for the Six Months Ended June 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$34,554	$10,326	$14,007	$15,314	$4,387	$6,970	$15,521	$3,210	$5,568	$109,857
Provision for Loan Losses	840	170	90	612	70	70	165	100	290	2,407
Other Income	12,637	2,208	3,571	3,541	983	1,061	4,539	740	382	29,662
Other Expense	23,097	5,364	7,806	8,261	3,079	3,916	9,769	2,264	5,182	68,738
Net Income	$15,783	$4,633	$6,417	$6,649	$1,508	$2,818	$6,817	$1,087	$2,400	$48,112

Operating Results for the Six Months Ended June 30, 2004 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$31,509	$10,745	$9,695	$16,028	$5,097	$7,738	$15,617	$3,726	$4,983	$105,138
Provision for Loan Losses	1,145	285	105	1,015	140	30	220	110	320	3,370
Other Income	11,038	2,461	2,774	3,394	909	1,108	4,124	746	470	27,024
Other Expense	18,509	5,727	5,949	8,187	3,014	3,876	9,965	2,271	4,322	61,820
Net Income	$15,510	$4,834	$4,292	$6,862	$1,924	$3,412	$6,430	$1,412	$2,387	$47,063
The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended June 30, 2005 and 2004. The reconciling amounts for consolidated total assets for both of the quarters ended June 30, 2005 and 2004 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 6 — Stock Option Plans
Park accounts for its incentive stock option plans under the recognition and measurement principles provided in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. Under APB 25, because the exercise price of Park’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.
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

(Dollars in thousands, except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income as reported	$24,770	$24,085	$48,112	$47,063
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(3,664)	(2,209)	(3,664)	(2,335)

Pro forma net income	$21,106	$21,876	$44,448	$44,728

Basic earnings per share as reported	$1.73	$1.68	$3.36	$3.27
Pro forma basic earnings per share	$1.47	$1.53	$3.10	$3.11
Diluted earnings per share as reported	$1.72	$1.67	$3.33	$3.24
Pro forma diluted earnings per share	$1.47	$1.51	$3.08	$3.08
The Park National Corporation 2005 Incentive Stock Option Plan was approved by shareholders at the Park Annual Meeting of Shareholders on April 18, 2005. This new plan authorizes a maximum of 1.5 million common shares with respect to which incentive stock options may be granted. Park granted 227,000 incentive stock options during the second quarter of 2005.
On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that delays the dates for compliance with Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R). SFAS No. 123R was previously scheduled to become mandatory for public entities, such as Park, that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC’s new rule allows these public entities to implement SFAS No. 123R at the beginning of the next fiscal year that begins after June 15, 2005. SFAS No. 123R prohibits companies from using APB 25 for the accounting of stock options and requires that grants of stock options be charged to expense. Companies are permitted to adopt SFAS No. 123R earlier than the beginning of their next fiscal year, but the management of Park intends to adopt SFAS No. 123R on January 1, 2006.
SFAS No. 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation expense beginning with the effective date for all stock options granted after the effective date and for all stock options that become vested after the effective date. The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures.
Park has not made a determination as to which method it will utilize upon adoption of SFAS No. 123R.

Note 7 – Loans
The composition of the loan portfolio is as follows:

	June 30,	December 31,
(In Thousands)	2005	2004
Commercial, Financial and Agricultural	$518,499	$469,382

Real Estate:
Construction	169,125	155,326
Residential	1,194,688	1,190,275
Commercial	840,800	752,428

Consumer	533,895	505,151
Leases	23,377	48,046

Total Loans	$3,280,384	$3,120,608

Note 8 – Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for permanent impairment. No impairment charges have been deemed necessary in 2005 and 2004. The unrealized losses are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross
June 30, 2005		Unrealized	Gross Unrealized		Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$994	—	$	<2>	$992
Obligation of States and Political Subdivisions	76,120	2,849		<11>	78,958
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,513,509	11,680		<1,672>	1,523,517
Other Equity Securities	58,047	549		<34>	58,562

Total	$1,648,670	$15,078	$	<1,719>	$1,662,029

		Gross
June 30, 2005		Unrealized	Gross Unrealized	Estimated Fair
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of States and Political Subdivisions	$17,901	$550	—	$18,451
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	224,378	110	<2,689>	221,799

Total	$242,279	$660	$ <2,689>	$240,250

(In Thousands)
		Gross
December 31, 2004		Unrealized	Gross Unrealized		Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$15,201	$8	$	<3>	$15,206
Obligation of States and Political Subdivisions	81,738	3,851		<23>	85,566
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,685,760	16,043		<1,225>	1,700,578
Other Equity Securities	52,495	501		<11>	52,985

Total	$1,835,194	$20,403	$	<1,262>	$1,854,335

		Gross
December 31, 2004		Unrealized	Gross Unrealized	Estimated Fair
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of States and Political Subdivisions	$18,173	$703	$—	$18,876
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	54,274	470	<7>	54,737

Total	$72,447	$1,173	$ <7>	$73,613

Note 9 – Benefit Plans
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
The following table shows the components of net periodic benefit expenses.

	(In Thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
Service Cost	$671		$625		$1,342		$1,250
Interest Cost	689		644		1,378		1,288
Expected Return on Plan Assets	<834	>	<697	>	<1,668	>	<1,394	>
Amortization of Prior Service Cost	3		3		6		6
Recognized Net Actuarial Loss (Gain)	136		124		272		248

Benefit Expense	$665		$699		$1,330		$1,398
Note 10 – Accounting Changes
The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, “Accounting for Certain Loans or Debt Securities in a Transfer”, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 was effective for loans acquired in fiscal years beginning after December 31, 2004. The adoption of SOP 03-3 did not have a material impact on Park’s financial statements. This SOP was considered in the accounting for the acquisition of First Clermont on January 3, 2005.

Emerging Issues Task Force 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments: In March 2004, FASB reached a consensus on EITF 03-1, which clarifies the application of an impairment model to determine whether investments are other-than-temporary impaired. The provisions of EITF 03-1 must be applied prospectively to all current and future investments accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” On September 15, September 30, and November 15, 2004, the FASB issued proposed staff positions to provide guidance on the application and scope of certain paragraphs and to defer the effective date of the impairment measurement and recognition provisions contained in specific paragraphs of EITF 03-1. On June 29, 2005, FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment for EITF 03-1, but directed the staff to issue FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The management of Park does not expect that the new accounting guideline on other-than-temporary impairment will have a material impact on its results of operations or financial condition at the time of the adoption.

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
The operating results for the three month and six month periods ended June 30, 2005 include the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. Both acquisitions were accounted for as purchases and did not have any impact on the 2004 operating results for Park.
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
Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2005, Park had core deposit intangibles of $8.8 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2005 and no impairment charge was necessary.

Comparison of Results of Operations
For the Three and Six Month Periods Ended
June 30, 2005 and 2004
Summary Discussion of Results
Net income increased by $685,000 or 2.8% to $24.8 million for the three months ended June 30, 2005 compared to $24.1 million for the same period in 2004. For the first half of 2005, net income increased by $1.0 million or 2.2% to $48.1 million compared to $47.1 million for the same period in 2004. The annualized, net income to average asset ratio (ROA) was 1.75% for the second quarter of 2005 and 1.72% for the first half of 2005, compared to 1.92% for the second quarter of 2004 and 1.89% for the first six months of 2004. The annualized, net income to average equity ratio (ROE) was 17.81% for the second quarter of 2005 and 17.37% for the first half of 2005 compared to 18.29% for the second quarter of 2004 and 17.63% for the first half of 2004.
Diluted earnings per share increased by 3.0% to $1.72 for the second quarter of 2005 and increased by 2.8% to $3.33 for the first half of 2005 compared to the same periods in 2004.
For the three months ended June 30, 2005, income before taxes benefited from a $2.9 million increase in net interest income, a $580,000 decrease in the provision for loan losses, a $1.4 million increase in other income and a $96,000 gain from the sale of investment securities. Operating expenses increased by $4.0 million in 2005 compared to 2004.
For the six months ended June 30, 2005, income before taxes benefited from a $4.7 million increase in net interest income, a $963,000 decrease in the provision for loan losses and a $2.6 million increase in other income. The gain from the sale of investment securities was $96,000 in 2005 compared to $106,000 in 2004. Operating expenses increased by $6.9 million in 2005 compared to 2004.
For both the three month and six month periods ended June 30, 2005, the primary reason for the increase in net interest income, other income and operating expense is the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. First Federal had $253 million of assets at the time of its acquisition and First Clermont had $185 million of assets on January 3, 2005. The operating results from First Federal and First Clermont are not included in the operating results of Park for 2004.

Net Interest Income Comparison for the Second Quarter of 2005 and 2004
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income was $55.4 million for the second quarter of 2005 and $52.5 million in 2004. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2005 with the same quarter in 2004.

Three Months Ended June 30,
(In Thousands)
	2005		2004
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%
Loans	$3,259,676	6.73%	$2,791,973	6.26%
Taxable Investments	1,908,841	4.85%	1,806,721	4.83%
Tax Exempt Investments	96,379	7.25%	108,107	7.25%
Federal Funds Sold	14,353	3.13%	12,621	1.10%

Interest Earning Assets	$5,279,249	6.05%	$4,719,422	5.72%

Interest Bearing Deposits	$3,206,866	1.71%	$2,931,331	1.31%
Short-Term Borrowings	306,910	2.40%	436,192	1.12%
Long-Term Debt	908,312	3.55%	507,504	2.44%

Interest Bearing Liabilities	$4,422,088	2.13%	$3,875,027	1.44%
Excess Interest Earning Assets	$857,161	3.92%	$844,395	4.28%
Net Interest Margin		4.26%		4.54%
Average interest earning assets increased by $560 million or 11.9% to $5,279 million for the three months ended June 30, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose interest earning assets totaled $416 million at the time of acquisition. First Federal had $238 million of interest earning assets at December 31, 2004 and First Clermont had $178 million of interest earning assets at January 3, 2005.
The average yield on interest earning assets increased to 6.05% for the second quarter of 2005 compared to 5.72% for the second quarter of 2004. The average federal funds rate was 2.94% for the three months ended June 30, 2005 compared to 1.00% for the same period in 2004. The Federal Reserve Board has increased the federal funds rate by 25 basis points at each of its meetings from June 30, 2004 thru June 30, 2005. As a result, the federal funds rate has increased from 1.00% at June 29, 2004 to 3.25% at June 30, 2005. Park’s management expects that the Federal Reserve Board will continue to increase the federal funds rate at a measured pace (25 basis points per meeting) for the next few meetings with the federal funds rate increasing to 4.00% or 4.25% by year-end 2005. Management expects that the average yield on interest earning assets will increase each quarter for the remainder of 2005.

Average loan balances increased by $468 million or 16.8% to $3,260 million for the quarter ended June 30, 2005 compared to the same period in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose loans totaled $384 million at the time of acquisition. First Federal had $223 million of loans at December 31, 2004 and First Clermont had $161 million of loans at January 3, 2005. At June 30, 2005, total loans were $3,280 million compared to $3,250 million at March 31, 2005, an increase of $30 million. Management expects that loan balances will continue to increase during the third quarter of 2005 as the loan commitments for commercial loans continue to be fairly strong and the demand for consumer loans has improved.
The average yield on the loan portfolio was 6.73% for the second quarter of 2005 compared to 6.26% for the same period in 2004. Management expects that the yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher yields.
Average investment securities, including federal funds sold, were $2,020 million for the second quarter of 2005 compared to $1,927 million for the same period in 2004. Management expects that the average balance of investment securities will decrease to approximately $1,810 million during the third quarter of 2005. Management sold $132 million of taxable investment securities on June 30, 2005 and does not expect to reinvest the proceeds from the sale during the third quarter of 2005. Additionally, management does not plan on reinvesting the maturities and repayments of investment securities (approximately $105 million) during the third quarter of 2005. The cash flow from the investment portfolio will be used to reduce borrowings. This investment strategy could change if longer term interest rates would increase significantly and improve the investment opportunities available to management.
At June 30, 2005, the tax equivalent yield on the investment portfolio was 4.93% and the average maturity was 4.3 years. U.S. Government Agency asset-backed securities were approximately 92% of the total investment portfolio at the end of the second quarter of 2005. This segment of the investment portfolio consists largely of seasoned fifteen-year mortgage-backed securities and collateralized mortgage obligations, which are backed by fifteen-year mortgage-backed securities.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.9 years with a 100 basis point increase in long-term interest rates and to 5.2 years with a 200 basis point increase in long-term interest rates.
Average interest bearing liabilities increased by $547 million or 14.1% to $4,422 million for the three months ended June 30, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont. The average cost of interest bearing liabilities increased to 2.13% for the second quarter of 2005 compared to 1.44% for the second quarter of 2004.

Average interest bearing deposits increased by $276 million or 9.4% to $3,207 million for the second quarter of 2005 compared to the second quarter of 2004. This increase was primarily due to the acquisitions of First Federal and First Clermont. At June 30, 2005, total deposits were $3,861 million compared to $3,690 million at December 31, 2004. This indicates that total deposit balances increased by $171 million during the first half of 2005. However, adjusting the increase in total deposits for the acquisition of First Clermont ($136 million) and the sale of the Roseville branch office ($12 million) results in total deposits increasing from organic growth by $47 million during the first six months of 2005.
Average short-term borrowings decreased by $129 million to $307 million for the second quarter of 2005 compared to the second quarter of 2004. The average cost of short-term borrowings increased to 2.40% for the second quarter of 2005 compared to 1.12% for the same period in 2004. The average federal funds rate was 2.94% for the second quarter of 2005 compared to 1.00% for the second quarter of 2004.
Average long-term borrowings increased by $401 million to $908 million for the second quarter of 2005 compared to the same period in 2004. The average cost of long-term borrowings was 3.55% for the second quarter of 2005 compared to 2.44% for the second quarter of 2004.
Average total borrowings were $1,215 million for the second quarter of 2005 compared to $944 million for the second quarter of 2004. Management expects that average total borrowings will be approximately $1,030 million during the third quarter of 2005. The expected decrease in average total borrowings is a result of the anticipated decrease in average investment securities.
Net interest income increased by $2.9 million or 5.5% to $55.4 million for the three months ended June 30, 2005 compared to $52.5 million for the same period in 2004. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 36 basis points to 3.92% in 2005 compared to 4.28% in 2004. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by 28 basis points to 4.26% in 2005 compared to 4.54% in 2004. The increase in average earning assets of $560 million or 11.9% enabled Park to earn $2.9 million more in net interest income for the second quarter of 2005 compared to the second quarter of 2004.

Net Interest Income Comparison for the First Half of 2005 and 2004
Net interest income increased by $4.7 million or 4.5% to $109.9 million for the six months ended June 30, 2005 compared to the first half of 2004. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2005 with the same period in 2004.

Six Months Ended June 30,
(In Thousands)
	2005		2004
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%
Loans	$3,256,545	6.63%	$2,768,048	6.34%
Taxable Investments	1,842,853	4.87%	1,801,827	4.86%
Tax Exempt Investments	97,709	7.15%	109,665	7.27%
Federal Funds Sold	12,070	3.58%	8,732	1.19%

Interest Earning Assets	$5,209,177	6.01%	$4,688,272	5.78%

Interest Bearing Deposits	$3,208,382	1.63%	$2,929,244	1.34%
Short-term Borrowings	293,626	2.22%	419,903	1.24%
Long-term Debt	$861,636	3.48%	497,240	2.36%

Interest Bearing Liabilities	$4,363,644	2.03%	$3,846,387	1.47%

Excess Interest Earning Assets	$845,533	3.98%	$841,885	4.31%
Net Interest Margin		4.31%		4.58%
Average interest earning assets increased by $521 million or 11.1% to $5,209 million for the six months ended June 30, 2005 compared to the same period in 2004. The average yield on interest earning assets increased to 6.01% for the first half of 2005 compared to 5.78% for the same period in 2004.
Average loans increased by $488 million or 17.6% to $3,257 million for the first half of 2005 compared to the same period in 2004. The average yield on loans increased to 6.63% for the first half of 2005 compared to 6.34% for the same period in 2004. The average prime lending rate was 5.69% for the first half of 2005 compared to 4.00% for the first half of 2004.
Average investment securities, including federal funds sold, were $1,953 million for the first six months of 2005 compared to $1,920 million for the same period in 2004. The average yield on taxable investment securities was 4.87% for the first half of 2005 compared to 4.86% for the same period in 2004. The yield on taxable investment securities is expected to remain approximately the same during the second half of 2005.
Average interest bearing liabilities increased by $517 million or 13.4% to $4,364 million for the first half of 2005 compared to the same period in 2004. The average cost of interest bearing liabilities increased to 2.03% for the first six months of 2005 compared to 1.47% for the same period in 2004. The average federal funds rate was 2.71% for the first half of 2005 compared to 1.00% for the first half of 2004.

Average interest bearing deposits increased by $279 million or 9.5% to $3,208 million for the first six months of 2005 compared to the same period in 2004. The average cost of interest bearing deposits increased to 1.63% for the first half of 2005 compared to 1.34% for the first half of 2004.
Average short-term borrowings decreased to $294 million for the first six months of 2005 compared to $420 million for the same period in 2004. The average cost of short-term borrowings increased to 2.22% for the first half of 2005 compared to 1.24% for the first half of 2004.
Average long-term borrowings were $862 million for the first half of 2005 compared to $497 million for the same period in 2004. The average cost of long-term borrowings increased to 3.48% for the first half of 2005 compared to 2.36% for the same period in 2004.
Net interest income increased by $4.7 million or 4.5% to $109.9 million for the first half of 2005 compared to the first half of 2004. The net interest spread decreased by 33 basis points to 3.98% in 2005 compared to 4.31% in 2004. The net interest margin decreased by 27 basis points to 4.31% for the first six months of 2005 compared to 4.58% for the same period in 2004. The increase in average earnings assets of $521 million or 11.1% enabled Park to earn $4.7 million or 4.5% more in net interest income for the first half of 2005 compared to the same period in 2004.
In the Financial Review section of Park’s 2004 Annual Report (pages 28 and 31), management projected the following for 2005 – loans would increase by slightly more than the 6.1% annual growth rate in 2004 (page 28 under “Investment of Funds – Loans”), deposits would increase by approximately 2.5% (page 28 under “Source of Funds – Deposits”) and the net interest margin for 2005 would be approximately 4.35% (page 31 under “Earning Results”).
Loans increased by $30 million during the second quarter of 2005 after decreasing by $27 million during the first quarter of 2005. Management expects that loans will increase during the second half of 2005, but anticipates that the annual growth rate for the year will be less than 6%.
Deposits increased by an additional $22 million during the second quarter of 2005 after increasing by $25 million during the first quarter of 2005. Deposits appear to be on pace to grow by approximately 2.5% to 3.0% in 2005.
The net interest margin for the first half of 2005 was 4.31%. Management expects that the net interest margin for the second half of 2005 will be approximately 4.35%.
Provision for Loan Losses
The provision for loan losses decreased by $580,000 to $1.3 million for the second quarter of 2005 compared to $1.9 million for the same period in 2004. Net loan charge-offs were $1.3 million for the second quarter of 2005 compared to $1.7 million for the second quarter of 2004. Net loan charge-offs as an annualized percentage of average loans were .16% for the second quarter of 2005 and .25% for the second quarter of 2004.

The provision for loan losses decreased by $963,000 to $2.4 million for the first six months of 2005 compared to $3.4 million for the same period in 2004. Net loan charge-offs were $2.2 million for the first six months of 2005 compared to $2.4 million for the same period in 2004. Net loan charge-offs as an annualized percentage of average loans were .14% for the first half of 2005 and .18% for the same period in 2004.
The reserve for loan losses as a percentage of outstanding loans was 2.14% at June 30, 2005 compared to 2.19% at December 31, 2004 and 2.29% at June 30, 2004. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $28.3 million or .86% of loans at June 30, 2005 compared to $28.8 million or .92% of loans at December 31, 2004 and $24.0 million or .86% of loans at June 30, 2004.
The net loan charge-off ratio for the past four years has been .28% for 2004, .43% for 2003, .48% for 2002 and .37% for 2001. Management expects that if the net loan charge-off ratio for 2005 is similar to the results in 2004, the loan loss provision for all of 2005 will be similar to the loan loss provision for all of 2004 of $8.6 million. Management also expects that the reserve for loan losses as a percentage of outstanding loans will decrease during 2005 if the net loan charge-off ratio and the ratio of nonperforming loans to loans remain similar to the 2004 ratios. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

	June 30,	December 31,
Nonperforming Assets	2005	2004
	(Dollars in thousands)
Nonaccrual Loans	$14,814	$17,873
Renegotiated Loans	5,016	5,461
Loans Past Due 90 Days or More	8,486	5,439
Total Nonperforming Loans	28,316	28,773
Other Real Estate Owned	2,252	2,680
Total Nonperforming Assets	$30,568	$31,453

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.86%	.92%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	.93%	1.01%
Percentage of Nonperforming Assets to Total Assets	.54%	.58%

Total Other Income
Total other income increased by $1.4 million or 10.0% to $15.5 million for the three months ended June 30, 2005 and increased by $2.6 million or 9.8% to $29.6 million for the six months ended June 30, 2005 compared to the same periods in 2004. The following table is a summary of the change in total other income.

(In Thousands)
	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005	2004	Change		2005	2004	Change
Fees from Fiduciary Activities	$3,040	$2,819	$221		$5,967	$5,542	$425
Service Charges on Deposit Accounts	4,384	3,970	414		8,457	7,546	911
Other Service Income	2,763	2,811	<48	>	5,106	5,463	<357	>
Other Income	5,267	4,446	821		10,036	8,367	1,669

Total	$15,454	$14,046	$1,408		$29,566	$26,918	$2,648

The increase in total other income for both periods is primarily due to the acquisitions of First Federal and First Clermont.
First Federal and First Clermont did not earn any fees from fiduciary activities. The growth in this fee income is primarily due to an increase in the number of trust account customers.
The increase in service charges on deposit accounts is due to the acquisition of First Federal and First Clermont. Without the acquisitions, service charges on deposit accounts for 2005 would be approximately the same as in 2004.
Other service income is the fee income earned from the origination and sale of fixed rate mortgage loans and the fees earned from servicing the fixed rate mortgage loans and other consumer loans. This fee income includes the capitalization and amortization of mortgage loan servicing rights. The volume of fixed rate mortgage loan originations is less in 2005 than 2004 and as a result the related fee income decreased in 2005 compared to 2004.
The subcategory of other income includes fees earned from our check card product, fee income from the sale of printed checks, fees earned from automatic teller machines and all other sources of fee income. About one third of the increase in this subcategory of fee income was due to the acquisitions and the remaining increase was primarily due to increases in volume of transactions with customers.
Total other income for Park was $52.6 million for the entire year of 2004. The increase in total other income for the first six months of 2005 was $2.6 million or 9.8% compared to the same period in 2004. Management expects that total other income will be approximately $58 million to $59 million for the entire year of 2005. This implies growth of about 12.5% for the second half of 2005 compared to the same period in 2004. This estimate for 2005 is consistent with the guidance provided in the Financial Review section (page 31 under “Other Income”) of Park’s 2004 Annual Report.

Gain (Loss) on Sale of Securities
A gain on the sale of investment securities of $96,000 was realized during the second quarter of 2005. Park sold $132 million of U.S. Agency fifteen year mortgage-backed securities at a give-up yield of 4.59%. The proceeds from the sale were used to repay borrowed money.
A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. This gain was from the sale of equity investments.
Other Expense
Total other expense increased by $4.0 million or 13.3% to $34.3 million for the three months ended June 30, 2005 and increased by $6.9 million or 11.2% to $68.7 million for the six months ended June 30, 2005 compared to the same periods in 2004. The increase in total other expense for both periods is primarily due to the acquisitions of First Federal and First Clermont. Full-time equivalent employees were 1,843 at June 30, 2005 compared to 1,668 at June 30, 2004, an increase of 175 or 10.5% in full-time equivalent employees. The two acquisitions increased full-time equivalent employees by approximately 120 or 7.2%. The remaining increase of 55 or 3.3% in full-time equivalent employees was due to normal growth.
Salaries and employee benefits expense increased by $2.5 million or 14.4% to $19.6 million for the second quarter of 2005 compared to $17.1 million for the second quarter of 2004. Salaries and employee benefits expense increased by $4.3 million or 12.2% to $39.55 million for the first six months of 2005 compared to $35.24 million for the same period in 2004. The increase for both periods is primarily due to the acquisitions of First Federal and First Clermont.
Total other expense for Park was $126.3 million for the entire year of 2004. If total other expense increased at the same rate as the first half of 2005 (11.2%) for the entire year, total other expense would be $140.4 million for 2005. Management expects that total other expense will be approximately $140 million to $141 million for 2005. This estimate of total other expense for 2005 is a little less than the guidance provided in the Financial Review Section (page 31 under “Other Expense”) of Park’s 2004 Annual Report.
Federal Income Taxes
Federal income tax expense was $10.5 million and $20.3 million, respectively, for the three and six month periods ended June 30, 2005 compared to $10.3 million and $19.9 million for the same periods in 2004. The ratio of federal income tax expense to income before taxes was 29.8% for the three months ended June 30, 2005 and 29.6% for the six months ended June 30, 2005 compared to 29.9% for the second quarter of 2004 and 29.7% for the first half of 2004. The statutory federal income tax rate was 35% for both 2005 and 2004. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits.
Park and its subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax expense is included in other expense. State tax expense was $763,000 and $1.5 million, respectively, for the three and six month periods ended June 30, 2005 compared to $663,000 and $1.3 million for the same periods in 2004.

Comparison of Financial Condition
At June 30, 2005 and December 31, 2004
Changes in Financial Condition and Liquidity
Total assets increased by $221 million or 4.1% to $5,633.3 million at June 30, 2005 compared to $5,412.6 million at December 31, 2004. The increase in total assets was primarily due to the acquisition of First Clermont Bank on January 3, 2005. The First Clermont Division of The Park National Bank had total assets of $240 million at June 30, 2005.
Loan balances increased by $159.8 million or 5.1% to $3,280.4 million at June 30, 2005 compared to $3,120.6 million at December 31, 2004. However, adjusting this growth number by the loan balances acquired in the acquisition of First Clermont ($161 million) and by the loans sold with the Roseville branch office ($5 million), loan balances increased by approximately $3 million during the first half of 2005. Loan balances increased by $30 million during the second quarter of 2005 after decreasing by $27 million in the first quarter of 2005. Management expects that loan balances will increase during the third quarter as loan commitments for commercial loans continue to be strong and the demand for consumer loans has improved.
Investment securities decreased by $22.5 million or 1.2% to $1,904.3 million at June 30, 2005 compared to $1,926.8 million at December 31, 2004. Management expects that the average balance of investment securities will decrease during the third quarter of 2005 as management does not anticipate reinvesting the projected investment maturities and repayments of $105 million during the quarter. This cash is expected to be used to decrease borrowings.
Total liabilities increased by $207 million or 4.3% to $5,057 million at June 30, 2005 compared to $4,850 million at December 31, 2004.
Total deposits increased by $171 million or 4.6% to $3,861 million at June 30, 2005 compared to $3,690 million at December 31, 2004. The deposits acquired in the acquisition of First Clermont were $136 million and the deposits sold with the Roseville branch office were $12 million. The net increase in deposits was $47 million for the first half of 2005 after adjusting for the acquisition of First Clermont and the sale of the Roseville branch office.
Total borrowed money increased by $52 million to $1,126 million at June 30, 2005 compared to $1,074 million at December 31, 2004. Management expects that total borrowed money will decrease during the third quarter of 2005 as the repayments and the maturities in the investment portfolio are used to repay borrowings.
The increase or decrease in the investment portfolio and short- and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be added to the balance sheet. Likewise, short- and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations is not sufficient to do so.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 58.2% at June 30, 2005 compared to 57.7% at December 31, 2004 and 55.2% at June 30, 2004. Cash and cash equivalents totaled $193 million at June 30, 2005 compared to $162 million at December 31, 2004 and $165 million at June 30, 2004. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at June 30, 2005 was $576 million or 10.23% of total assets compared to $563 million or 10.39% of total assets at December 31, 2004 and $516 million or 10.16% of total assets at June 30, 2004.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.83% at June 30, 2005 and 10.10% at December 31, 2004. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.14% at June 30, 2005 and 15.16% at December 31, 2004. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.41% at June 30, 2005 and 16.43% at December 31, 2004.
The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2005. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2005:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.72%	9.68%	12.47%
Richland Trust Company	6.44%	12.15%	13.41%
Century National Bank	6.42%	10.67%	12.61%
First-Knox National Bank	6.24%	9.73%	13.21%
Second National Bank	5.67%	10.55%	13.99%
United Bank, N.A.	5.87%	12.57%	13.83%
Security National Bank	6.08%	10.98%	15.12%
Citizens National Bank	6.03%	13.92%	19.12%
Park National Corporation	8.83%	14.14%	15.41%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
At the July 18, 2005 Park National Corporation Board of Directors’ meeting, a cash dividend of $.90 per share was declared payable on September 9, 2005 to stockholders of record on August 26, 2005.

Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2004 Annual Report for disclosure concerning contractual obligations and commitments at December 31, 2004. There has not been a material change in contractual obligations or commitments since year-end 2004, except for the completion of the acquisition of First Clermont on January 3, 2005 for a cash purchase price of $52.5 million. The completion of this acquisition reduced Park’s regulatory capital ratios at June 30, 2005 compared to December 31, 2004. The First Clermont Division of The Park National Bank added $208 million of tangible assets at June 30, 2005 and $32 million of intangible assets which are deducted from regulatory capital.
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
ITEM 4 – CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15 (f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) Not applicable

(b.) Not applicable

(c.) The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park during the three months ended June 30, 2005:

	Total Number of	Average Price	Total Number of Common Shares		Maximum Number of Common
	Common Shares	Paid per	Purchased as Part of Publicly		Shares that May Yet be Purchased
Period	Purchased	Common Share	Announced Plans or Programs		under the Plans or Programs (1)
April 1 thru April 30, 2005	35,413	$107.65	35,413	(2)	1,769,984
May 1 thru May 31, 2005	15,040	$101.87	15,040	(2)	1,759,324
June 1 thru June 30, 2005	30,644	$106.89	30,644	(2)	1,729,626
(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced repurchase program to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of June 30, 2005, Park had the authority to still repurchase an aggregate of 486,713 common shares under this stock repurchase program.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2005, incentive stock options covering 227,000 common shares were outstanding and 1,273,000 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of June 30, 2005, incentive stock options covering 624,194 common shares were outstanding.

Incentive stock options, covering both the 2005 Plan and the 1995 Plan, of 851,194 common shares were outstanding as of June 30, 2005 and 1,273,000 common shares were available for future grants. With 881,281 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at June 30, 2005, an additional 1,242,913 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

(2)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits
31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: August 4, 2005	BY:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 4, 2005	BY:	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer