Form 10-Q
period 2005-09-30
PARK NATIONAL CORP /OH/
filed 2005-11-04
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
14,130,830 Common shares, no par value per share, outstanding at October 31, 2005.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2005	2004

Assets:
Cash and due from banks	$157,321	$155,529

Federal funds sold	42,143	6,300

Interest bearing deposits	500	2,096

Securities available-for-sale, at fair value (amortized cost of $1,561,384 and $1,835,194 at September 30, 2005 and December 31, 2004)	1,552,893	1,854,335

Securities held-to-maturity, at amortized cost (fair value approximates $207,991 and $73,613 at September 30, 2005 and December 31, 2004)	213,359	72,447

Loans (net of unearned interest)	3,298,402	3,120,608

Allowance for loan losses	70,367	68,328

Net loans	3,228,035	3,052,280

Bank premises and equipment, net	47,222	43,179

Bank owned life insurance	104,296	94,909

Other assets	172,404	131,509

Total assets	$5,518,173	$5,412,584

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$649,897	$630,882

Interest bearing	3,171,415	3,058,979

Total deposits	3,821,312	3,689,861

Short-term borrowings	350,228	278,231

Long-term debt	715,593	795,793

Other liabilities	67,604	86,138

Total liabilities	4,954,737	4,850,023

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,271,624 shares issued in 2005 and 15,269,707 shares issued in 2004)	208,368	208,251

Retained earnings	467,057	433,260

Treasury stock (1,082,636 shares in 2005 and 949,480 shares in 2004)	(106,470)	(91,392)

Accumulated other comprehensive (loss) income, net of taxes	(5,519)	12,442

Total stockholders’ equity	563,436	562,561

Total liabilities and stockholders’ equity	$5,518,173	$5,412,584

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Interest income:

Interest and fees on loans	$57,338	$45,130	$164,109	$132,062

Interest on:
Obligations of U.S. Government, its agencies and other securities	21,229	22,187	65,778	65,714

Obligations of states and political subdivisions	1,095	1,255	3,449	3,904

Other interest income	106	32	319	83

Total interest income	79,768	68,604	233,655	201,763

Interest expense:

Interest on deposits:
Demand and savings deposits	4,111	1,821	10,601	4,834

Time deposits	10,851	8,181	30,306	24,759

Interest on borrowings:
Short-term borrowings	1,992	1,552	5,218	4,149

Long-term debt	7,263	3,240	22,122	9,073

Total interest expense	24,217	14,794	68,247	42,815

Net interest income	55,551	53,810	165,408	158,948

Provision for loan losses	1,600	2,745	4,007	6,115

Net interest income after provision for loan losses	53,951	51,065	161,401	152,833

Other income	15,154	13,009	44,720	39,927

Gain on sale of securities	—	—	96	106

Continued
SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Other expense:

Salaries and employee benefits	$19,812	$17,838	$59,364	$53,082

Occupancy expense	2,113	1,803	6,544	5,267

Furniture and equipment expense	1,242	1,333	3,991	4,398

Other expense	11,175	10,118	33,181	30,165

Total other expense	34,342	31,092	103,080	92,912

Income before federal income taxes	34,763	32,982	103,137	99,954

Federal income taxes	10,468	9,435	30,730	29,344

Net income	$24,295	$23,547	$72,407	$70,610

Per Share:

Earnings per share:
Basic	$1.70	$1.65	$5.06	$4.92

Diluted	$1.69	$1.63	$5.03	$4.88

Weighted average shares:
Basic	14,256,723	14,289,060	14,300,005	14,358,027

Diluted	14,338,418	14,427,971	14,397,838	14,481,842

Cash dividends declared	$0.90	$0.838	$2.70	$2.514

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2005 and 2004	Stock	Earnings	at Cost	Income (Loss)	Income

BALANCE AT JANUARY 1, 2004	$105,895	$486,769	($68,577)	$18,954

Net Income		$70,610			$70,610

Accumulated other comprehensive income, net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($2,862)				(5,316)	(5,316)

Total comprehensive income					$65,294

Cash dividends on common stock:
Park at $2.514 per share		(36,104)

Shares issued for stock options — 2,052 shares	67

Tax benefit from exercise of stock options	77

Cash paid for fractional shares — 25 shares	(3)

Treasury stock purchased — 214,681 shares			(23,699)

Treasury stock reissued for exercise of stock options — 53,156 shares			4,644

BALANCE AT SEPTEMBER 30, 2004	$106,036	$521,275	($87,632)	$13,638

BALANCE AT JANUARY 1, 2005	$208,251	$433,260	($91,392)	$12,442

Net Income		$72,407			$72,407

Accumulated other comprehensive income, net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($9,671)				(17,961)	(17,961)

Total comprehensive income					$54,446

Cash dividends on common stock:
Park at $2.70 per share		(38,610)

Shares issued for stock options — 1,917 shares	61

Tax benefit from exercise of stock options	56

Treasury stock purchased — 177,860 shares			(19,033)

Treasury stock reissued for exercise of stock options — 44,704 shares			3,955

BALANCE AT SEPTEMBER 30, 2005	$208,368	$467,057	($106,470)	($5,519)

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Operating activities:

Net income	$72,407	$70,610

Adjustments to reconcile net income to net cash provided by operating activities:
Accretion, amortization and depreciation, net	(321)	517

Provision for loan losses	4,007	6,115

Amortization of core deposit intangibles	1,911	1,109

Realized investment securities gains	(96)	(106)

Changes in assets and liabilities:
Increase in other assets	(8,151)	(21,482)

(Decrease) increase in other liabilities	(9,441)	2,944

Net cash provided from operating activities	60,316	59,707

Investing activities:

Proceeds from sales of:
Available-for-sale securities	131,794	429

Proceeds from maturity of:
Available-for-sale securities	265,946	305,344

Held-to-maturity securities	46,508	46,672

Purchases of:
Available-for-sale securities	(116,721)	(260,831)

Held-to-maturity securities	(187,420)	(62,659)

Net decrease in interest bearing deposits with other banks	1,596	50

Net increase in loans	(22,930)	(144,790)

Proceeds from loans sold with branch office	5,273	—

Cash paid for acquisition, net	(39,227)	—

Purchases of premises and equipment, net	(6,843)	(4,547)

Net cash provided from (used by) investing activities	77,976	(120,332)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Financing activities:

Net increase in deposits	$8,064	$121,156

Deposits sold with branch office	(12,419)	—

Net increase (decrease) in short-term borrowings	71,997	(44,417)

Cash paid for fractional shares	—	(3)

Exercise of stock options	117	141

Purchase of treasury stock, net	(15,078)	(19,055)

Long-term debt issued	175,939	162,897

Repayment of long-term debt	(277,779)	(140,111)

Cash dividends paid	(51,498)	(48,235)

Net cash (used by) provided from financing activities	(100,657)	32,373

Increase (decrease) in cash and cash equivalents	37,635	(28,252)

Cash and cash equivalents at beginning of year	161,829	169,782

Cash and cash equivalents at end of period	$199,464	$141,530

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$66,801	$43,621

Income taxes	$24,997	$30,207

Summary of business acquisition:
Fair value of assets acquired	$185,372

Cash paid for purchase of First Clermont Bank	(52,500)

Fair value of liabilities assumed	161,241

Goodwill recognized	28,369

SEE ACCOMPANYING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Periods Ended September 30, 2005 and 2004.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2005 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2005.
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
The operating results for the three month and nine month periods ended September 30, 2005 include the operating results from the acquisitions of First Federal Bancorp, Inc. on December 31, 2004 and First Clermont Bank on January 3, 2005. Both acquisitions were accounted for as purchases and did not have any impact on the 2004 operating results for Park.
Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.
Note 2 — Acquisition, Branch Sale and Intangible Assets
On January 3, 2005, Park acquired all of the stock of First Clermont Bank (First Clermont) of Milford, Ohio for $52,500,000 in an all cash transaction accounted for as a purchase. Immediately following Park’s stock acquisition, First Clermont merged with Park’s subsidiary, The Park National Bank. First Clermont is being operated as a separate division of The Park National Bank. The goodwill recognized as a result of this acquisition was $28,369,000. The fair value of the acquired assets of First Clermont was $185,372,000 and the fair value of the liabilities assumed was $161,241,000 at January 3, 2005.
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

The following table shows the activity in goodwill and the core deposit intangibles during the first nine months of 2005.

		Core Deposit
(In thousands)	Goodwill	Intangibles	Total
December 31, 2004	$34,187	$6,700	$40,887
First Clermont Acquisition	28,369	3,664	32,033
Roseville Branch Sale	<860>	<324>	<1,184>
Amortization	—	<1,911>	<1,911>
September 30, 2005	$61,696	$8,129	$69,825
Goodwill and core deposit intangibles are included in other assets on the Consolidated Condensed Balance Sheets. Goodwill is evaluated on an annual basis for impairment. Goodwill was evaluated for impairment during the first quarter of 2005, and no impairment charge was necessary.
Core deposit intangibles are being amortized to expense using the straight-line method over periods ranging from six to eight years. Core deposit intangibles amortization expense was $637,000 for the third quarter of 2005 compared to $370,000 for the third quarter of 2004 and was $1,911,000 for the first nine months of 2005 compared to $1,109,000 for the first nine months of 2004.
Note 3 — Allowance for Loan Losses
The allowance for loan losses is that amount believed adequate to absorb estimated credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors. The following table shows the activity in the allowance for loan losses for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2005	2004	2005	2004
Average Loans (Net of Unearned Interest)	$3,286,412	$2,836,341	$3,266,610	$2,790,978

Allowance for Loan Losses:
Beginning Balance	$70,352	$64,090	$68,328	$63,142
Charge-Offs:
Commercial, Financial and Agricultural	709	509	1,742	1,442
Real Estate — Construction	—	150	46	150
Real Estate — Residential	226	367	446	775
Real Estate — Commercial	315	641	1,243	1,335
Consumer	1,861	2,044	5,004	5,455
Lease Financing	102	3	267	370

Total Charge-Offs	3,213	3,714	8,748	9,527

Recoveries:
Commercial, Financial and Agricultural	528	326	1,210	1,393
Real Estate — Construction	—	—	173	—
Real Estate — Residential	250	294	540	583
Real Estate — Commercial	172	22	485	52
Consumer	580	884	2,329	2,578
Lease Financing	98	92	194	403

Total Recoveries	1,628	1,618	4,931	5,009

Net Charge-Offs	1,585	2,096	3,817	4,518

Provision Charged to Earnings	1,600	2,745	4,007	6,115
Allowance for Loan Losses of Acquired Bank	—	—	1,849	—

Ending Balance	$70,367	$64,739	$70,367	$64,739

Ratio of Net Charge-Offs to Average Loans	.19%	.29%	.16%	.22%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.13%	2.25%	2.13%	2.25%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004.

(Dollars in Thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Net Income	$24,295	$23,547	$72,407	$70,610

Denominator:
Denominator for basic earnings per share (weighted-average shares outstanding)	14,256,723	14,289,060	14,300,005	14,358,027

Effect of dilutive securities	81,695	138,911	97,833	123,815

Denominator for diluted earnings per share (weighted average shares outstanding adjusted for the dilutive securities)	14,338,418	14,427,971	14,397,838	14,481,842

Earnings per Share:
Basic earnings per share	$1.70	$1.65	$5.06	$4.92
Diluted earnings per share	$1.69	$1.63	$5.03	$4.88
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

Operating Results for the Three Months Ended September 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$18,204	$5,086	$6,808	$7,875	$2,144	$3,359	$7,704	$1,474	$2,897	$55,551
Provision for Loan Losses	620	140	120	233	60	60	170	50	147	1,600
Other Income	6,337	1,100	1,934	1,895	503	569	2,280	388	148	15,154
Other Expense	11,297	2,743	3,955	4,446	1,590	1,869	4,876	1,076	2,490	34,342
Net Income	$8,470	$2,183	$3,100	$3,381	$679	$1,392	$3,325	$498	$1,267	$24,295
Balances at September 30, 2005
Assets	$1,938,795	$527,151	$724,112	$761,788	$232,598	$389,908	$901,113	$176,862	$ <134,154>	$5,518,173

Operating Results for the Three Months Ended September 30, 2004 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$15,796	$5,639	$5,066	$8,188	$2,502	$3,880	$8,275	$1,798	$2,666	$53,810
Provision for Loan Losses	1,170	255	180	495	90	90	255	60	150	2,745
Other Income	5,323	1,051	1,245	1,805	434	524	2,062	404	161	13,009
Other Expense	9,467	2,581	2,972	4,086	1,487	1,835	4,984	1,119	2,561	31,092
Net Income	$7,105	$2,540	$2,113	$3,605	$919	$1,706	$3,474	$688	$1,397	$23,547
Balances at September 30, 2004
Assets	$1,667,675	$562,451	$503,169	$746,617	$242,282	$392,802	$912,286	$200,906	$ <92,618>	$5,135,570

Operating Results for the Nine Months Ended September 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$52,758	$15,412	$20,815	$23,190	$6,530	$10,329	$23,225	$4,684	$8,465	$165,408
Provision for Loan Losses	1,460	310	210	845	130	130	335	150	437	4,007
Other Income	18,974	3,308	5,505	5,435	1,486	1,630	6,819	1,129	530	44,816
Other Expense	34,394	8,107	11,761	12,706	4,669	5,785	14,645	3,340	7,673	103,080
Net Income	$24,253	$6,816	$9,516	$10,030	$2,187	$4,210	$10,142	$1,585	$3,668	$72,407

Operating Results for the Nine Months Ended September 30, 2004 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$47,305	$16,384	$14,761	$24,216	$7,599	$11,618	$23,892	$5,524	$7,649	$158,948
Provision for Loan Losses	2,315	540	285	1,510	230	120	475	170	470	6,115
Other Income	16,361	3,512	4,019	5,199	1,343	1,632	6,186	1,150	631	40,033
Other Expense	27,976	8,308	8,921	12,273	4,501	5,711	14,949	3,390	6,883	92,912
Net Income	$22,615	$7,374	$6,405	$10,467	$2,843	$5,118	$9,904	$2,100	$3,784	$70,610
The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended September 30, 2005 and 2004. The reconciling amounts for consolidated total assets for both of the quarters ended September 30, 2005 and 2004 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
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
Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires pro forma disclosures of net income and earnings per share for companies not adopting its fair value accounting method for stock-based employee compensation. The following pro-forma disclosures use the fair value method of SFAS 123 to measure compensation expense for stock-based employee compensation plans.

(Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income as reported	$24,295	$23,547	$72,407	$70,610
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	<646>	<3,664>	<2,981>
Pro forma net income	$24,295	$22,901	$68,743	$67,629
Basic earnings per share as reported	$1.70	$1.65	$5.06	$4.92
Pro forma basic earnings per share	$1.70	$1.60	$4.81	$4.71
Diluted earnings per share as reported	$1.69	$1.63	$5.03	$4.88
Pro forma diluted earnings per share	$1.69	$1.59	$4.77	$4.67
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
Park has not made a determination as to which method it will utilize upon adoption of SFAS No. 123R.

Note 7 — Loans
The composition of the loan portfolio is as follows:

(In Thousands)	September 30,	December 31,
	2005	2004
Commercial, Financial and Agricultural	$526,486	$469,382

Real Estate:
Construction	185,124	155,326
Residential	1,176,826	1,190,275
Commercial	849,046	752,428

Consumer	541,163	505,151

Leases	19,757	48,046

Total Loans	$3,298,402	$3,120,608

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

(In Thousands)
		Gross
September 30, 2005		Unrealized	Gross Unrealized		Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$996	$—	$	<3>	$993
Obligation of States and Political Subdivisions	74,504	2,195		<19>	76,680
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,427,297	2,885		<14,005>	1,416,177
Other Equity Securities	58,587	508		<52>	59,043

Total	$1,561,384	$5,588	$	<14,079>	$1,552,893

		Gross
September 30, 2005		Unrealized	Gross Unrealized	Estimated Fair
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of States and Political Subdivisions	$17,825	$395	$—	$18,220
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	195,534	2	<5,765>	189,771

Total	$213,359	$397	<5,765>	$207,991

(In Thousands)
		Gross
December 31, 2004		Unrealized	Gross Unrealized		Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Value
Obligations of U.S. Treasury and other U.S. Government Agencies	$15,201	$8	$	<3>	$15,206
Obligation of States and Political Subdivisions	81,738	3,851		<23>	85,566
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	1,685,760	16,043		<1,225>	1,700,578
Other Equity Securities	52,495	501		<11>	52,985

Total	$1,835,194	$20,403	$	<1,262>	$1,854,335

		Gross
December 31, 2004		Unrealized	Gross Unrealized	Estimated Fair
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of States and Political Subdivisions	$18,173	$703	$—	$18,876
U.S. Government Agencies’ Asset-Backed Securities and Other Asset-Backed Securities	54,274	470	<7>	54,737

Total	$72,447	$1,173	$ <7>	$73,613

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
The following table shows the components of net periodic benefit expenses.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service Cost	$671	$625	$2,013	$1,876
Interest Cost	689	644	2,067	1,933
Expected Return on Plan Assets	<834>	<697>	<2,502>	<2,092>
Amortization of Prior Service Cost	3	3	9	9
Recognized Net Actuarial Loss	136	124	408	373

Benefit Expense	$665	$699	$1,995	$2,099

Note 10 – Recent Accounting Pronouncements
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

Emerging Issues Task Force 03-1 (EITF 03-1), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments:
In March 2004, FASB reached a consensus on EITF 03-1, which clarifies the application of an impairment model to determine whether investments have other-than-temporary impairment. The provisions of EITF 03-1 must be applied prospectively to all current and future investments accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” On September 15, September 30, and November 15, 2004, the FASB issued proposed staff positions to provide guidance on the application and scope of certain paragraphs and to defer the effective date of the impairment measurement and recognition provisions contained in specific paragraphs of EITF 03-1. On June 29, 2005, FASB decided to not provide additional guidance on the meaning of other-than-temporary impairment for EITF 03-1, but directed the staff to issue FSP FAS 115-1 “The Meaning of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. FSP FAS 115-1 will be effective for other-than-temporary impairment analyses conducted in periods beginning after December 15, 2005. The management of Park has concluded that this new accounting guidance on other-than-temporary impairment will not have a material impact on its results of operations or financial condition.

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
The operating results for the three month and nine month periods ended September 30, 2005 include the operating results from the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. Both acquisitions were accounted for as purchases and did not have any impact on the 2004 operating results for Park.
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

Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.
Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2005, Park had core deposit intangibles of $8.1 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2005 and no impairment charge was necessary.

Comparison of Results of Operations
For the Three and Nine Month Periods Ended
September 30, 2005 and 2004
Summary Discussion of Results
Net income increased by $748,000 or 3.2% to $24.3 million for the three months ended September 30, 2005 compared to the same period in 2004. For the first nine months of 2005, net income increased by $1.8 million or 2.5% to $72.4 million compared to $70.6 million for the first three quarters of 2004. The annualized, net income to average asset ratio (ROA) was 1.74% for the third quarter of 2005 and 1.73% for the first nine months of 2005, compared to 1.84% for the third quarter of 2004 and 1.87% for the first nine months of 2004. The annualized, net income to average equity ratio (ROE) was 17.08% for the third quarter of 2005 and 17.26% for the first nine months of 2005 compared to 17.84% for the third quarter of 2004 and 17.70% for the first three quarters of 2004.
Diluted earnings per share increased by 3.7% to $1.69 for the third quarter of 2005 compared to $1.63 for the third quarter of 2004. For the first three quarters of 2005, diluted earnings per share increased by 3.1% to $5.03 compared to $4.88 for the same period in 2004.
For the three months ended September 30, 2005, income before taxes benefited from a $1.7 million increase in net interest income, a $1.1 million decrease in the provision for loan losses and a $2.1 million increase in other income. Operating expenses increased by $3.3 million in 2005 compared to 2004.
For the nine months ended September 30, 2005, income before taxes benefited from a $6.5 million increase in net interest income, a $2.1 million decrease in the provision for loan losses and a $4.8 million increase in other income. Operating expenses increased by $10.2 million in 2005 compared to 2004.
For both the three month and nine month periods ended September 30, 2005, the primary reason for the increase in net interest income, other income and operating expense is the acquisitions of First Federal on December 31, 2004 and First Clermont on January 3, 2005. First Federal had $253 million of assets at the time of its acquisition and First Clermont had $185 million of assets on January 3, 2005. The operating results from First Federal and First Clermont are not included in the operating results for Park for 2004.

Net Interest Income Comparison for the Third Quarter of 2005 and 2004
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.7 million or 3.2% to $55.55 million for the third quarter of 2005 compared to $53.81 million for the third quarter of 2004. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2005 with the same quarter in 2004.
Three Months Ended September 30,
(In Thousands)

	2005		2004
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,286,412	6.94%	$2,836,341	6.35%
Taxable Investments	1,725,233	4.88%	1,837,694	4.80%
Tax Exempt Investments	92,146	6.86%	105,113	7.09%
Federal Funds Sold	11,865	3.56%	4,961	2.49%

Interest Earning Assets	$5,115,656	6.23%	$4,784,109	5.77%

Interest Bearing Deposits	$3,196,983	1.86%	$2,981,788	1.33%
Short-Term Borrowings	286,058	2.76%	440,758	1.40%
Long-Term Debt	763,293	3.77%	513,785	2.51%

Interest Bearing Liabilities	$4,246,334	2.26%	$3,936,331	1.50%
Excess Interest Earning Assets	$869,322	3.97%	$847,778	4.27%
Net Interest Margin		4.36%		4.54%
Average interest earning assets increased by $332 million or 6.9% to $5,116 million for the three months ended September 30, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose interest earning assets totaled $416 million at the time of their respective acquisitions. First Federal had $238 million of interest earning assets at December 31, 2004 and First Clermont had $178 million of interest earning assets at January 3, 2005.
The overall increase in average interest earning assets of $332 million or 6.9% for the third quarter of 2005 compared to the third quarter of 2004 was reduced by a reduction in the average balance of Park’s investment securities, including federal funds sold. The average balance of Park’s investment securities was $1,829 million for the third quarter of 2005 compared to $1,948 million for the third quarter of 2004, a decrease of $119 million.

The average yield on interest earning assets increased to 6.23% for the third quarter of 2005 compared to 5.77% for the third quarter of 2004. The average federal funds rate was 3.46% for the three months ended September 30, 2005 compared to 1.48% for the same period in 2004. The Federal Reserve Board has increased the federal funds rate by 25 basis points at each of its meetings from June 30, 2004 thru September 30, 2005. As a result, the federal funds rate has increased from 1.00% at June 29, 2004 to 3.75% at September 30, 2005. Park’s management expects that the Federal Reserve Board will continue to increase the federal funds rate at a measured pace (25 basis points per meeting) for the next two meetings with the federal funds rate increasing to 4.25% by year-end 2005. Management expects that the average yield on interest earnings assets will increase during the fourth quarter of 2005.
Average loan balances increased by $450 million or 15.9% to $3,286 million for the quarter ended September 30, 2005 compared to the same period in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont, whose loans totaled $384 million at the time of their respective acquisitions. First Federal had $223 million of loans at December 31, 2004 and First Clermont had $161 million of loans at January 3, 2005. At September 30, 2005, total loans were $3,298 million compared to $3,280 million at June 30, 2005, an increase of $18 million. By comparison, total loans outstanding increased by $30 million during the second quarter of 2005 after decreasing by $27 million during the first quarter of 2005. Management expects that outstanding loan balances will increase in the fourth quarter of 2005 by approximately $25 million, similar to the growth experienced during the past two quarters. At September 30, 2005, the loan commitments for commercial loans continued to be fairly strong, however it is difficult to forecast the prepayments on existing commercial loans.
The average yield on the loan portfolio was 6.94% for the third quarter of 2005 compared to 6.35% for the same period in 2004. Management expects that the yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher yields.
Average investment securities, including federal funds sold, decreased by $119 million to $1,829 million for the third quarter of 2005 compared to $1,948 million for the third quarter of 2004. By further comparison, the average balance of investment securities, including federal funds sold, were $2,020 million for the second quarter of 2005. Management sold $132 million of taxable investment securities on June 30, 2005 and did not reinvest the proceeds from the sale during the third quarter of 2005. Additionally, management did not reinvest the maturities and repayments of investment securities (approximately $118 million) during the third quarter of 2005. The cash flow from the investment portfolio has been used to reduce borrowings. If longer term interest rates would increase and improve the investment opportunities available to management, investment purchases could possibly be made during the fourth quarter of 2005. Without such an improvement in investment opportunities, management plans on using the cash flow from the maturities and repayments of investment securities (approximately $95 million) to repay borrowings during the fourth quarter of 2005.
At September 30, 2005, the tax equivalent yield on the investment portfolio was 4.95% and the average maturity of the portfolio was 4.4 years. U.S. Government Agency asset-backed securities were approximately 91% of the total investment portfolio at the end of the third quarter of 2005. This segment of the investment portfolio consists largely of seasoned fifteen-year mortgage-backed securities and seasoned fifteen-year collateralized mortgage obligations.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.8 years with a 100 basis point increase in long-term interest rates and to 5.1 years with a 200 basis point increase in long-term interest rates.
Average interest bearing liabilities increased by $310 million or 7.9% to $4,246 million for the three months ended September 30, 2005 compared to the same quarter in 2004. This increase is primarily due to the acquisitions of First Federal and First Clermont. The average cost of interest bearing liabilities increased to 2.26% for the third quarter of 2005 compared to 1.50% for the third quarter of 2004.
Average interest bearing deposits increased by $215 million or 7.2% to $3,197 million for the third quarter of 2005 compared to the third quarter of 2004. This increase was primarily due to the acquisitions of First Federal and First Clermont. At September 30, 2005, total deposits were $3,821 million compared to $3,690 million at December 31, 2004. This indicates that total deposit balances increased by $131 million during the first nine months of 2005. However, adjusting the increase in total deposits for the acquisition of First Clermont ($136 million) and the sale of the Roseville branch office ($12 million) results in total deposits increasing from organic growth by approximately $7 million during the first nine months of 2005. This small increase in deposits in 2005 is primarily due to management’s efforts to control the increase in the average cost of deposits. The average cost of interest bearing deposits increased to 1.86% for the third quarter of 2005 compared to 1.33% for the third quarter of 2004.
Average total borrowings decreased by $166 million during the third quarter of 2005 to $1,049 million compared to $1,215 million for the second quarter of 2005. This decrease in average total borrowings resulted from the cash flow from the investment portfolio being used to repay borrowings during the third quarter of 2005. The average balance of total borrowings was $955 million for the third quarter of 2004. The acquisitions of First Federal and First Clermont had a combined cash purchase price of $99 million which was funded with additional borrowings.
The average cost of short-term borrowings increased to 2.76% for the third quarter of 2005 compared to 1.40% for the same period in 2004. The average federal funds rate was 3.46% for the third quarter of 2005 compared to 1.48% for the same period in 2004. The average cost of short-term borrowings is expected to increase during the fourth quarter of 2005 due to the expected increase in the federal funds rate.
The average cost of long-term borrowings was 3.77% for the third quarter of 2005 compared to 2.51% for the third quarter of 2004. Approximately 50% of the long-term borrowings are variable rate and as a result, the average cost of long-term borrowings is expected to increase during the fourth quarter of 2005 due to the expected increase in the federal funds rate.
Net interest income increased by $1.7 million or 3.2% to $55.55 million for the third quarter of 2005 compared to $53.81 million for the third quarter of 2004. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 30 basis points to 3.97% in the third quarter of 2005 compared to 4.27% in the third quarter of 2004. The increase in average earning assets of $332 million or 6.9% was the primary reason that Park was able to increase net interest income by $1.7 million for the third quarter of 2005 compared to the third quarter of 2004.

Net Interest Income Comparison for the First Nine Months of 2005 and 2004
Net interest income increased by $6.5 million or 4.1% to $165.4 million for the nine months ended September 30, 2005 compared to $158.9 million for the first nine months of 2004. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2005 with the same period in 2004.
Nine Months Ended September 30,
(In Thousands)

	2005		2004
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,266,610	6.73%	$2,790,978	6.34%
Taxable Investments	1,803,283	4.88%	1,813,857	4.84%
Tax Exempt Investments	95,834	7.06%	108,137	7.21%
Federal Funds Sold	12,001	3.56%	7,466	1.48%

Interest Earning Assets	$5,177,728	6.08%	$4,720,438	5.78%

Interest Bearing Deposits	$3,204,540	1.71%	$2,946,887	1.34%
Short-term Borrowings	291,075	2.40%	426,905	1.30%
Long-term Debt	828,495	3.57%	502,795	2.41%

Interest Bearing Liabilities	$4,324,110	2.11%	$3,876,587	1.48%
Excess Interest Earning Assets	$853,618	3.97%	$843,851	4.30%
Net Interest Margin		4.32%		4.56%
Average interest earning assets increased by $457 million or 9.7% to $5,178 million for the nine months ended September 30, 2005 compared to the same period in 2004. The average yield on interest earning assets increased to 6.08% for the first nine months of 2005 compared to 5.78% for the same period in 2004.
Average loans increased by $476 million or 17.0% to $3,267 million for the first nine months of 2005 compared to the same period in 2004. The average yield on loans increased to 6.73% for the first nine months of 2005 compared to 6.34% for the same period in 2004. The average prime lending rate was 5.93% for the first three quarters of 2005 compared to 4.16% for the first three quarters of 2004.
Average investment securities, including federal funds sold, were $1,911 million for the first nine months of 2005 compared to $1,929 million for the same period in 2004. The average yield on taxable investment securities was 4.88% for the first nine months of 2005 compared to 4.84% for the same period in 2004. The yield on taxable investment securities is expected to remain approximately the same during the fourth quarter of 2005.

Average interest bearing liabilities increased by $448 million or 11.5% to $4,324 million for the first nine months of 2005 compared to the same period in 2004. The average cost of interest bearing liabilities increased to 2.11% for the first nine months of 2005 compared to 1.48% for the same period in 2004.
Average interest bearing deposits increased by $258 million or 8.7% to $3,205 million for the first nine months of 2005 compared to the same period in 2004. The average cost of interest bearing deposits increased to 1.71% for the first nine months of 2005 compared to 1.34% for the first nine months of 2004.
Average short-term borrowings decreased to $291 million for the first nine months of 2005 compared to $427 million for the same period in 2004. The average cost of short-term borrowings increased to 2.40% for the first nine months of 2005 compared to 1.30% for the first nine months of 2004.
Average long-term borrowings increased to $828 million for the first nine months of 2005 compared to $503 million for the same period in 2004. The average cost of long-term borrowings increased to 3.57% for the first nine months of 2005 compared to 2.41% for the same period in 2004.
Net interest income increased by $6.5 million or 4.1% to $165.4 million for the first nine months of 2005 compared to the first three quarters of 2004. The net interest spread decreased by 33 basis points to 3.97% in the first nine months of 2005 compared to 4.30% in the first nine months of 2004. The net interest margin decreased by 24 basis points to 4.32% for the first nine months of 2005 compared to 4.56% for the same period in 2004. The increase in average earnings assets of $457 million or 9.7% enabled Park to earn $6.5 million or 4.1% more in net interest income for the first nine months of 2005 compared to the same period in 2004.
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
Loans have increased by only $21 million during the first three quarters of 2005. Loans increased by $18 million during the third quarter of 2005 and increased by $30 million during the second quarter of 2005. However, loans decreased by $27 million during the first quarter of 2005. Management expects that loans will increase during the fourth quarter of 2005, but the total loan growth for 2005 will be near 2% compared to the 6.1% annual growth rate in 2004.
Deposits have increased by only $7 million during the first three quarters of 2005. Deposits decreased by $40 million during the third quarter of 2005 after increasing by $22 million during the second quarter of 2005 and increasing by $25 million during the first quarter of 2005. Management expects that deposit balances will increase during the fourth quarter of 2005 as a seasonal pattern causes the balances of transaction accounts to generally increase during the fourth quarter of each year.

The net interest margin for the first nine months of 2005 was 4.32% and 4.36% for the third quarter of 2005. Management expects that the net interest margin will further improve during the fourth quarter of 2005 and be approximately 4.35% for the entire year of 2005.
Provision for Loan Losses
The provision for loan losses decreased by $1.1 million to $1.6 million for the third quarter of 2005 compared to $2.7 million for the same period in 2004. Net loan charge-offs were $1.6 million for the third quarter of 2005 compared to $2.1 million for the third quarter of 2004. Net loan charge-offs as an annualized percentage of average loans were .19% for the third quarter of 2005 and .29% for the third quarter of 2004.
The provision for loan losses decreased by $2.1 million to $4.0 million for the first nine months of 2005 compared to $6.1 million for the same period in 2004. Net loan charge-offs were $3.8 million for the first nine months of 2005 compared to $4.5 million for the same period in 2004. Net loan charge-offs as an annualized percentage of average loans were .16% for the first nine months of 2005 and .22% for the same period in 2004.
The reserve for loan losses as a percentage of outstanding loans was 2.13% at September 30, 2005 compared to 2.19% at December 31, 2004 and 2.25% at September 30, 2004. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $29.1 million or .88% of loans at September 30, 2005 compared to $28.8 million or .92% of loans at December 31, 2004 and $27.5 million or .96% of loans at September 30, 2004.
The net loan charge-off ratio for the past four years has been .28% for 2004, .43% for 2003, .48% for 2002 and .37% for 2001. Management expects that the net loan charge-off ratio and net loan charge-offs for all of 2005 will be below the results for 2004 and as a result anticipates that the loan loss provision for the year 2005 will be less than the loan loss provision for all of 2004 of $8.6 million. See Footnote 3 for a discussion of the factors considered by management in determining the provision for loan losses.

	September 30,	December 31,
Nonperforming Assets	2005	2004
	(Dollars in thousands)
Nonaccrual Loans	$15,458	$17,873
Renegotiated Loans	6,078	5,461
Loans Past Due 90 Days or More	7,536	5,439
Total Nonperforming Loans	29,072	28,773
Other Real Estate Owned	2,160	2,680
Total Nonperforming Assets	31,232	$31,453

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.88%	.92%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	.95%	1.01%
Percentage of Nonperforming Assets to Total Assets	.57%	.58%

Total Other Income
Total other income increased by $2.1 million or 16.5% to $15.2 million for the three months ended September 30, 2005 and increased by $4.8 million or 12.0% to $44.7 million for the nine months ended September 30, 2005 compared to the same periods in 2004. The following table is a summary of the change in total other income.
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Fees from Fiduciary Activities	$2,933	$2,701	$232	$8,900	$8,243	$657
Service Charges on Deposit Accounts	4,659	4,125	534	13,116	11,671	1,445
Other Service Income	2,814	2,281	533	7,920	7,744	176
Other Income	4,748	3,902	846	14,784	12,269	2,515

Total	$15,154	$13,009	$2,145	$44,720	$39,927	$4,793

The increase in total other income for both periods is primarily due to the acquisitions of First Federal and First Clermont.
First Federal and First Clermont did not earn any fees from fiduciary activities. The growth in this fee income is primarily due to an increase in the number of trust account customers and the growth in trust account balances.
The increase in service charges on deposit accounts is due to the acquisition of First Federal and First Clermont. Without the acquisitions, service charges on deposit accounts for 2005 would be approximately the same as in 2004.
Other service income is the fee income earned from the origination and sale of fixed rate mortgage loans and the fees earned from servicing the fixed rate mortgage loans and other consumer loans. This fee income includes the capitalization and amortization of mortgage loan servicing rights. The volume of fixed rate mortgage loan originations have slightly increased in 2005 compared to 2004 and as a result, the related fee income increased in 2005 compared to 2004.
The subcategory of other income includes fees earned from Park’s check card product, fee income from the sale of printed checks, fees earned from automatic teller machines and all other sources of fee income. About one third of the increase in this subcategory of fee income was due to the acquisitions and the remaining increase was primarily due to increases in volume of transactions with customers.
Total other income for Park was $52.6 million for the entire year of 2004. The increase in total other income for the first nine months of 2005 was $4.8 million or 12.0% compared to the same period in 2004. Management expects that total other income will be approximately $59 million for the entire year of 2005, a projected increase of 12.1% compared to 2004. This estimate for 2005 is consistent with the guidance provided in the Financial Review section (page 31 under “Other Income”) of Park’s 2004 Annual Report.

Gain (Loss) on Sale of Securities
A gain on the sale of investment securities of $96,000 was realized during the second quarter of 2005. Park sold $132 million of U.S. Agency fifteen year mortgage-backed securities at a sales yield of 4.59%. The proceeds from the sale were used to repay borrowed money.
A gain on the sale of investment securities of $106,000 was realized during the first quarter of 2004. This gain was from the sale of equity investments.
Other Expense
Total other expense increased by $3.3 million or 10.5% to $34.3 million for the three months ended September 30, 2005 and increased by $10.2 million or 10.9% to $103.1 million for the nine months ended September 30, 2005 compared to the same periods in 2004. The increase in total other expense for both periods is primarily due to the acquisitions of First Federal and First Clermont. Full-time equivalent employees were 1,811 at September 30, 2005 compared to 1,705 at September 30, 2004, an increase of 106 or 6.2% in full-time equivalent employees. The two acquisitions account for the total increase in full-time equivalent employees.
Salaries and employee benefits expense increased by $2.0 million or 11.1% to $19.8 million for the third quarter of 2005 compared to $17.8 million for the third quarter of 2004. Salaries and employee benefits expense increased by $6.3 million or 11.8% to $59.4 million for the first nine months of 2005 compared to $53.1 million for the same period in 2004. The increase for both periods is primarily due to the acquisitions of First Federal and First Clermont.
Total other expense for Park was $126.3 million for the entire year of 2004. If total other expense increased at the same rate as the first nine months of 2005 (10.9%) for the entire year, total other expense would be $140.1 million for 2005. Management expects that total other expense will be approximately $140 million for 2005. This estimate of total other expense for 2005 is slightly less than the guidance provided in the Financial Review Section (page 31 under “Other Expense”) of Park’s 2004 Annual Report.
Federal Income Taxes
Federal income tax expense was $10.5 million and $30.7 million, respectively, for the three and nine month periods ended September 30, 2005 compared to $9.4 million and $29.3 million for the same periods in 2004. The ratio of federal income tax expense to income before taxes was 30.1% for the three months ended September 30, 2005 and 29.8% for the nine months ended September 30, 2005 compared to 28.6% for the third quarter of 2004 and 29.4% for the first three quarters of 2004. The statutory federal income tax rate was 35% for both 2005 and 2004. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits.
Park and its subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax expense is included in other expense. State tax expense was $699,000 and $2.2 million, respectively, for the three and nine month periods ended September 30, 2005 compared to $661,000 and $2.0 million for the same periods in 2004.

Comparison of Financial Condition
At September 30, 2005 and December 31, 2004
Changes in Financial Condition and Liquidity
Total assets increased by $106 million or 2.0% to $5,518.2 million at September 30, 2005 compared to $5,412.6 million at December 31, 2004. The increase in total assets was primarily due to the acquisition of First Clermont Bank on January 3, 2005. The First Clermont Division of The Park National Bank had total assets of $228 million at September 30, 2005.
Loan balances increased by $178 million or 5.7% to $3,298.4 million at September 30, 2005 compared to $3,120.6 million at December 31, 2004. However, adjusting this growth number by the loan balances acquired in the acquisition of First Clermont ($161 million) and by the loans sold with the Roseville branch office ($5 million), loan balances increased by approximately $21 million during the first nine months of 2005. Loan balances increased by a total of $48 million during the third and second quarters of 2005 after decreasing by $27 million in the first quarter of 2005. Management expects that loan balances will increase during the fourth quarter as loan commitments for commercial loans continue to be fairly strong.
Investment securities decreased by $160.5 million or 8.3% to $1,766.3 million at September 30, 2005 compared to $1,926.8 million at December 31, 2004. Management did not purchase any investment securities during the third quarter of 2005, but used the cash flow from the maturities and repayments of investment securities (approximately $118 million) to repay borrowings.
Total liabilities increased by $105 million or 2.2% to $4,954.7 million at September 30, 2005 compared to $4,850.0 million at December 31, 2004.
Total deposits increased by $131 million or 3.6% to $3,821.3 million at September 30, 2005 compared to $3,689.9 million at December 31, 2004. The deposits acquired in the acquisition of First Clermont were $136 million and the deposits sold with the Roseville branch office were $12 million. The net increase in deposits was $7 million for the first nine months of 2005 after adjusting for the acquisition of First Clermont and the sale of the Roseville branch office.
Total borrowed money decreased by $8 million to $1,065.8 million at September 30, 2005 compared to $1,074.0 million at December 31, 2004.
The increase or decrease in the investment securities portfolio and short- and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be added to the balance sheet. Likewise, both short- and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations is not sufficient to do so.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 59.8% at September 30, 2005 compared to 57.7% at December 31, 2004 and 56.0% at September 30, 2004. Cash and cash equivalents totaled $199 million at September 30, 2005 compared to $162 million at December 31, 2004 and $142 million at September 30, 2004. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at September 30, 2005 was $563 million or 10.21% of total assets compared to $563 million or 10.39% of total assets at December 31, 2004 and $553 million or 10.77% of total assets at September 30, 2004.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.11% at September 30, 2005 and 10.10% at December 31, 2004. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.21% at September 30, 2005 and 15.16% at December 31, 2004. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.48% at September 30, 2005 and 16.43% at December 31, 2004.
The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2005. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2005:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	7.20%	10.21%	12.98%
Richland Trust Company	7.21%	12.51%	13.77%
Century National Bank	7.28%	11.59%	13.54%
First-Knox National Bank	6.71%	10.49%	13.85%
Second National Bank	6.46%	11.30%	14.77%
United Bank, N.A.	6.80%	13.34%	14.60%
Security National Bank	6.60%	11.81%	15.92%
Citizens National Bank	7.07%	14.93%	20.25%
Park National Corporation	9.11%	14.21%	15.48%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2004 Annual Report for disclosure concerning contractual obligations and commitments at December 31, 2004. There has not been a material change in Park’s contractual obligations or commitments since year-end 2004, except for the completion of the acquisition of First Clermont on January 3, 2005 for a cash purchase price of $52.5 million. The completion of this acquisition reduced Park’s regulatory capital ratios at September 30, 2005 compared to December 31, 2004. The First Clermont Division of The Park National Bank added $196 million of tangible assets at September 30, 2005 and $32 million of intangible assets which are deducted from regulatory capital.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Off-Balance Sheet Arrangements
See Footnote 1 for disclosure that Park does not have any off-balance sheet derivative financial instruments. Park is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The loan commitments are generally for variable rates of interest. See page 54 and page 55 of Park’s 2004 Annual Report for additional information on loan commitments. There has not been a material change in Park’s off-balance sheet arrangements since year-end 2004.
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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15 (f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park during the three months ended September 30, 2005:

			Total Number of
			Common Shares		Maximum Number of
			Purchased as Part		Common Shares that
	Total Number of		of Publicly		May Yet be
	Common Shares	Average Price Paid	Announced Plans or		Purchased under the
Period	Purchased	per Common Share	Programs		Plans or Programs (1)
July 1 thru July 31, 2005	—	—	—		1,724,266
August 1 thru August 31, 2005	40,000	$106.78	40,000	(2)	1,683,493
September 1 thru September 30, 2005	55,176	$108.16	55,176	(2)	1,619,588

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced repurchase program to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On November 18, 2002, Park announced a stock repurchase program under which up to an aggregate of 500,000 common shares may be repurchased from time to time over the three year period ending November 17, 2005. These repurchases may be made in open market transactions or through privately negotiated transactions. As of September 30, 2005, Park had the authority to still repurchase an aggregate of 439,263 common shares under this stock repurchase program.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2005, incentive stock options covering 227,000 common shares were outstanding and 1,273,000 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No incentive stock options may be granted under the 1995 Plan after January 16, 2005. As of September 30, 2005, incentive stock options covering 605,676 common shares were outstanding.

Incentive stock options, covering both the 2005 Plan and the 1995 Plan, of 832,676 common shares were outstanding as of September 30, 2005 and 1,273,000 common shares were available for future grants. With 925,351 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at September 30, 2005, an additional 1,180,325 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

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

PARK NATIONAL CORPORATION

DATE: November 4, 2005	BY: /s/C. Daniel DeLawder

C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: November 4, 2005	BY: /s/John W. Kozak

John W. Kozak
Chief Financial Officer