Form 10-K
period 2005-12-31
PARK NATIONAL CORP /OH/
filed 2006-03-09
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13006
Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio	43058-3500
(Address of principal executive offices)	(Zip Code)
(740) 349-8451
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2005, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,452,224,040 based on the closing sale price as reported on the American Stock Exchange LLC.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2006

Common Shares, without par value	14,017,535 common shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 31, 2005	Parts I and II

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 17, 2006	Part III
Exhibit Index on Page E-1

PART I
ITEM 1. BUSINESS.
General
     Park National Corporation (“Park”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares are listed on the American Stock Exchange LLC (“AMEX”) under the symbol “PRK.”
     Park maintains an Internet website at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park’s website into this Annual Report on Form 10-K). Park makes available free of charge on or through its website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
     Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by its subsidiaries’ respective officers.
Subsidiary Banks
     Through its subsidiary banks:
•	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Butler, Clermont, Delaware, Fairfield, Franklin, Hamilton, Licking and Montgomery Counties in Ohio;

•	The Richland Trust Company (“Richland Trust Company”), an Ohio state-chartered bank with its main office in Mansfield, Ohio and financial service offices in Richland County, Ohio;

•	Century National Bank, a national banking association with its main office in Zanesville, Ohio and financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties in Ohio;

•	The First-Knox National Bank of Mount Vernon (“First-Knox National Bank”), a national banking association with its main office in Mount Vernon, Ohio and financial service offices in Ashland, Holmes, Knox, Morrow and Richland Counties in Ohio;

•	United Bank, N.A. (“United Bank”), a national banking association with its main office in Bucyrus, Ohio and financial service offices in Crawford and Marion Counties in Ohio;

•	Second National Bank, a national banking association with its main office in Greenville, Ohio and offices in Darke and Mercer Counties in Ohio;

•	The Security National Bank and Trust Co. (“Security National Bank”), a national banking association with its main office in Springfield, Ohio and financial service offices in Clark, Fayette, Greene and Miami Counties in Ohio; and

•	The Citizens National Bank of Urbana (“Citizens National Bank”), a national banking association with its main office in Urbana, Ohio and financial service offices in Champaign and Madison Counties in Ohio,
Park engages in the commercial banking and trust business, generally in small and medium population Ohio communities.
     Park National Bank operates through three banking divisions with the Park National Division headquartered in Newark, Ohio, the Fairfield National Division headquartered in Lancaster, Ohio, and the First Clermont Division headquartered in Milford, Ohio. First-Knox National Bank operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio, and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two banking divisions with the Security National Division headquartered in Springfield, Ohio, and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio.
     Park’s subsidiary banks and their respective divisions comprise Park’s segments. Financial information about Park’s reportable segments is included in Note 20 of the Notes to Consolidated Financial Statements located on pages 56 and 57 of Park’s 2005 Annual Report to Shareholders. That financial information is incorporated herein by reference.
     At December 31, 2005, Park’s subsidiary banks operated 126 financial service offices and a network of 137 automated teller machines. As of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 127 financial service offices and a network of 138 automated teller machines. These financial service offices span 29 Ohio counties — Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Delaware, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry, Richland and Tuscarawas.
     Consolidated Computer Center, a division of Park National Bank, handles the data processing needs of Park’s subsidiaries.
Consumer Finance Subsidiary
     Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had eight financial service offices spanning seven counties, including Clark, Delaware, Fairfield, Franklin, Licking, Montgomery and Richland.
Leasing Subsidiaries
     Scope Leasing, Inc. (“Scope Leasing”), a subsidiary of Park National Bank, specializes in aircraft financing. Scope Leasing’s customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure.
     Another subsidiary of Park National Bank, Park Leasing Company (“Park Leasing”), was formed in 2001 for the purpose of participating in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and Park Leasing is winding down its operations.
Insurance Agency Subsidiary
     Park National Bank also has an insurance agency subsidiary, Park Insurance Group, Inc. (“Park Insurance Group”). Park Insurance Group was formed in 2002 and offers life insurance and other insurance products through licensed representatives who work for Park’s subsidiary banks. However, Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency Subsidiary
     Park National Bank holds 80% of the voting membership interest of Park Title Agency, LLC (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area.
Other Subsidiaries
     Park Investments, Inc., a subsidiary of Park National Bank, Richland Investments, Inc., a subsidiary of Richland Trust Company, and MFS Investments, Inc., a subsidiary of Century National Bank, operate as asset management companies. Their operations are not significant to the consolidated entity.
     Park Capital Investments, Inc. (“Park Capital”), a subsidiary of Park; Park National Capital LLC, whose members are Park Capital and Park National Bank; First-Knox National Capital LLC, whose members are Park Capital and First-Knox National Bank; Security National Capital LLC, whose members are Park Capital and Security National Bank; and Century National Capital LLC, whose members are Park Capital and Century National Bank, operate as capital management companies. Their operations are also not significant to the consolidated entity.
     Park’s remaining subsidiaries are inactive.
Recent Developments
     On December 31, 2004, Park acquired First Federal Bancorp, Inc. (“First Federal”), a savings and loan holding company headquartered in Zanesville, Ohio, through the merger of a newly-formed subsidiary of Park with and into First Federal in an all cash transaction, immediately followed by the merger of the surviving corporation into Park. Following those merger transactions, Century National Bank, a subsidiary of Park, merged into First Federal Savings Bank of Eastern Ohio, which had been a subsidiary of First Federal, and First Federal Savings Bank of Eastern Ohio changed its name to “Century National Bank.” Park paid a total of $46.6 million to the shareholders of First Federal in connection with the acquisition. The Roseville, Ohio financial service office of First Federal Savings Bank of Eastern Ohio was subsequently sold on February 11, 2005 to The Peoples National Bank of New Lexington, Ohio. The deposits sold with the Roseville financial service office totaled $12.4 million and the loans sold with the Roseville financial service office totaled $5.3 million. Century National Bank received a premium of $1.2 million from the sale of deposits.
     On January 3, 2005, Park acquired all of the stock of First Clermont Bank (“First Clermont”) of Milford, Ohio for $52.5 million in an all cash transaction. Immediately following Park’s stock acquisition, First Clermont merged with Park National Bank and has been operated as the First Clermont Division.
     During 2005, Park National Bank concentrated on further expanding its operations in three metropolitan areas in Ohio. The metropolitan areas are Columbus, Cincinnati and Dayton. Park National Bank opened a financial service office in Worthington (near Columbus), opened a financial service office in West Chester (near Cincinnati) and relocated its downtown Dayton financial service office to the Dayton suburb of Centerville during 2005. Additional lenders were added to further increase loans in these markets. The small to medium population Ohio communities, where most of Park’s subsidiary banks are headquartered, have experienced slow economic growth in the past few years. Management expects to continue to concentrate on adding financial service offices in higher growth markets in the next two years. Management anticipates that some of this expansion will be to metropolitan areas outside the state of Ohio and on March 7, 2006, Park National Bank announced plans to establish an office in Florence, Kentucky (near Cincinnati).
     On December 16, 2005, Park announced that the First Clermont Division of Park National Bank will be combined with the three Park National Bank financial service offices in southwest Ohio and will operate as a new division of Park National Bank. This new division will have ten financial service offices in four counties (Butler, Clermont, Hamilton and Montgomery) and will be headquartered in Milford, Ohio. The new division will operate under the Park National Bank name. The formation of this new division is expected to be completed during the first half of 2006 and does not require any regulatory approvals.
Services Provided by Park’s Subsidiaries
     All of Park’s subsidiary banks and their respective divisions provide the following principal services:
•	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

•	commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit and commercial and auto leasing;

•	trust services;

•	cash management;

•	safe deposit operations;

•	electronic funds transfers;

•	online Internet banking with bill pay service; and

•	a variety of additional banking-related services tailored to the needs of individual customers.
     Park believes that the deposit mix of its subsidiary banks is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary bank would not have a materially adverse effect on the business of that subsidiary bank or Park.
     Guardian Finance also provides consumer finance services.
Lending Activities
     Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 29 Ohio counties served by their financial service offices. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each subsidiary bank also generates fixed rate residential real estate loans for the secondary market.
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
     Commercial Loans. At December 31, 2005, Park’s subsidiaries (including Scope Leasing) had approximately $1,346.3 million in commercial loans outstanding (including commercial real estate loans) and commercial leases, representing approximately 40.5% of their total aggregate loan portfolio as of that date. Of this amount, approximately $512.6 million represented commercial loans, $823.4 million represented commercial real estate loans and $10.3 million represented commercial leases.
     Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable and acquisition financing as well as commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 4 included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 29, and is incorporated herein by reference.
     The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 counties throughout Ohio where Park’s subsidiary banks operate. The primary industries represented by these customers include commercial real estate leasing, commercial real estate construction, manufacturing, retail trade, health care and other services.
     Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes fully completed financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. In most instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable or real estate. The guarantee of the principals will generally be required on loans made to closely-held business entities.
     Commercial real estate loans include mortgage loans to developers and owners of commercial real estate. The lending policy for commercial real estate loans is the same as that for the commercial loan portfolio. The collateral for these loans is the underlying commercial real estate. Each subsidiary bank generally requires that the commercial real estate loan amount be no more than 85% of the purchase price or the appraised value of the real estate securing the loan. Commercial real estate loans made for each subsidiary bank’s portfolio generally have a variable interest rate although occasionally a commercial real estate loan may be made with a fixed interest rate for a term generally not exceeding five years.
     The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $22.4 million, $5.1 million, $8.2 million, $9.7 million, $2.2 million, $4.6 million, $11.0 million and $2.2 million, respectively, at December 31, 2005. However, participations in loans of amounts larger than $25.0 million are generally sold to other banks or financial institutions.

     Park has a loan review program which annually evaluates substantially all (approximately 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place it on non-accrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off quarterly.
     Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The total indebtedness of the largest single borrower within the commercial portfolio was $27.9 million at December 31, 2005. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrowing. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the business. Information concerning the loan loss experience and allowance for loan losses related to the commercial loan portfolio and the commercial real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 33, and is incorporated herein by reference.
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
     Aircraft Financing. Scope Leasing specializes in aircraft financing. Scope Leasing’s customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The lending officers of Scope Leasing are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2005, Scope Leasing had outstanding approximately $61.0 million in loans secured by aircraft (which are included in the commercial loan portfolio) and $5.1 million in aircraft operating leases. The estimated residual values of aircraft leases are established at inception using published used aircraft value references. Management re-evaluates the estimated residual values of aircraft leases on a quarterly basis using published used aircraft value references.

     Consumer Loans. At December 31, 2005, Park’s subsidiary banks, Park Leasing and Guardian Finance, had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $501.2 million, constituting approximately 15.1% of their aggregate total loan portfolio. Of this amount, approximately $495.0 million represented consumer loans and $6.2 million represented automobile leases. These subsidiaries make installment credit available to customers and prospective customers in their primary market area of central and southern Ohio. Park Leasing had participated in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and automobile lease lending is de-emphasized. Park Leasing had approximately $3.9 million of automobile leases outstanding at December 31, 2005.
     Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary’s performance in this area and for advising and updating loan personnel. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary’s standards. Each subsidiary bank (other than the First Clermont Division of Park National Bank) also offers credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
     Consumer loans generally have a higher risk of default than real estate mortgage loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 8 and 9 included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 33, and is incorporated herein by reference.
     Residential Real Estate and Construction Loans. At December 31, 2005, Park’s subsidiary banks had outstanding approximately $1,480.6 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 44.4% of total loans outstanding. Of this amount, approximately $1,059.2 million represented residential real estate loans, $228.2 million represented home equity lines of credit and $193.2 million represented construction loans. The market area for real estate lending by the subsidiary banks is concentrated in central and southern Ohio.
     Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, a positive credit record and the appropriate appraised value of the real estate securing the loan.
     Each subsidiary bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower. Loans made for each subsidiary bank’s portfolio in this lending category are generally adjustable rate, fully amortized mortgages. Each subsidiary bank also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary bank in the form of an attorney’s opinion of title or a title insurance policy. Each subsidiary bank also requires proof of hazard insurance with the subsidiary bank named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.
     Home equity lines of credit are generally made as second mortgages by Park’s subsidiary banks. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
     Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 33, and is incorporated herein by reference.
     Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although occasionally a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 4 included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 29, and is incorporated herein by reference.
     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 8 and 9 included in the section of Park’s 2005

Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 33, and is incorporated herein by reference.
Insurance Agency
     Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park’s subsidiary banks. Park Insurance Group’s customers include current customers of Park’s subsidiary banks and other residents in the 29 Ohio counties served by those subsidiaries. Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency
     Park Title Agency is a traditional title agency serving residential and commercial customers in the central Ohio area who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency’s customers include current customers of Park’s subsidiary banks and other residents primarily in the 29 Ohio counties served by those subsidiary banks.
Competition
     The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations as well as having trained and competent staff to deliver services.
Employees
     As of December 31, 2005, Park and its subsidiaries had 1,824 full-time equivalent employees.
Supervision and Regulation
     Park, its subsidiary banks and many of its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.
     As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Park is also under the jurisdiction of the SEC and certain state securities commissions related to the offering and sale of its securities. Park is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Park’s common shares are listed on AMEX under the trading symbol “PRK,” and Park is subject to the AMEX rules for listed companies.
     Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank, as national banking associations, are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the Federal Deposit Insurance Corporation (“FDIC”).
     Richland Trust Company, as an Ohio state-chartered bank, is subject to regulation, supervision and examination primarily by the Ohio Division of Financial Institutions and secondarily by the FDIC.
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
     The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:
•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a bank holding company divest subsidiaries (including its subsidiary banks).

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
     The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:
•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

•	acquire all or substantially all of the assets of another bank or bank holding company; or

•	merge or consolidate with any other bank holding company.
     The Bank Holding Company Act also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined as of November 19, 1999 to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board by regulation had determined that the following activities, among others, were so closely related to banking:
•	operating a savings association, mortgage company, finance company, credit card company or factoring company;

•	performing certain data processing operations;

•	providing investment and financial advice;

•	engaging in certain asset management services;

•	leasing personal or real property, subject to certain restrictions; and

•	acting as an insurance agent for certain types of credit-related insurance.
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
     Generally, Sections 23A and 23B and Regulation W:
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital);

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and

•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.
The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
     A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
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
     As a bank incorporated under Ohio law, Richland Trust Company is also subject to regulation and supervision by the Ohio Division of Financial Institutions. Division regulation and supervision affects the internal organization of Richland Trust Company, as well as its savings, mortgage lending and other investment activities. The Division of Financial Institutions may initiate supervisory measures or formal enforcement actions against Ohio commercial banks. Ultimately, if the grounds provided by law exist, the Division of Financial Institutions may place an Ohio bank in conservatorship or receivership. Whenever the Superintendent of Financial Institutions considers it necessary or appropriate, the Superintendent may also examine the affairs of any holding company or any affiliate or subsidiary of an Ohio bank.
     As a consumer finance company incorporated under Ohio law, Guardian Finance is also subject to regulation and supervision by the Division of Financial Institutions. Division regulation and supervision designed to protect consumers affect the lending activities of Guardian Finance, including interest rates and certain loan terms, advertising and record retention. If grounds provided by law exist, the Division of Financial Institutions may suspend or revoke an Ohio consumer finance company’s ability to make loans.
Federal Deposit Insurance Corporation
     The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.
     Insurance Premiums. Insurance premiums for insured institutions are determined during each semi-annual assessment period based upon the members’ respective categorization as well capitalized, adequately capitalized or undercapitalized. The FDIC assigns banks to one of three supervisory subgroups within each capital group. The supervisory subgroup to which a bank is assigned is based on a supervisory evaluation provided to the FDIC by the bank’s primary federal regulator and information which the FDIC determines to be relevant to the bank’s financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the bank’s state supervisor). A bank’s assessment rate depends on the capital category and supervisory category to which it is assigned. This assessment currently ranges from 1.32 to 28.32 cents per $100 of domestic deposits. Each of Park’s subsidiary banks is currently paying an assessment rate of 1.32 cents per $100 of domestic deposits. An increase in this assessment rate could have a material adverse effect on the earnings of the affected banks, depending on the amount of the increase.

     Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.
     Deposit Insurance Reform Act of 2005. In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), which provide for the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to be merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
•	Increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000;

•	Adjusting the deposit insurance limits (currently $100,000 for most accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011;

•	Providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits);

•	Allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996;

•	Establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and

•	Revising the rules and procedures for risk-based premium assessments.
The FDIC is required to adopt rules implementing the various provisions of the Deposit Insurance Reform Acts. The BIF and the SAIF are required to be merged into the DIF by July 1, 2006, while most of the other provisions are required to be implemented by November 5, 2006. Park is not yet able to determine the effect the Deposit Insurance Reform Acts will have on Park and its subsidiary banks.
     Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of a bank, the claims of depositors of the bank, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the bank. If a bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-depositor creditors.

     Liability of Commonly Controlled Banks. Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (a) the default of a commonly controlled bank or (b) any assistance provided by the FDIC to a commonly controlled bank in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance.
Federal Home Loan Bank
     The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, each of the subsidiary banks of Park must maintain an investment in the capital stock of the FHLB of Cincinnati. Each of Park’s subsidiary banks is in compliance with this requirement, with the following investments in the capital stock of the FHLB of Cincinnati at December 31, 2005: Park National Bank — $10.8 million; Richland Trust Company — $4.6 million; Century National Bank — $11.6 million; First-Knox National Bank — $11.4 million; United Bank — $1.2 million; Second National Bank — $3.1 million; Security National Bank — $7.9 million; and Citizens National Bank — $1.5 million.
     Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral primarily in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property not more than 90 days delinquent or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.
     Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.
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
     The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 risk-based capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.
     The Federal Reserve Bank’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure.
     The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
     The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after it becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

     Park is in compliance with the current applicable capital guideline ratios. In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. As of December 31, 2005, Park had a total risk-based capital ratio of 15.43%, Tier 1 risk-based capital ratio of 14.17% and a leverage ratio of 9.27%. Park’s management believes that Park as well as each of its subsidiary banks is “well capitalized” according to the guidelines described above. See Note 19 of the Notes to Consolidated Financial Statements located on page 56 of Park’s 2005 Annual Report to Shareholders, which is incorporated herein by reference.
Fiscal and Monetary Policies
     The business and earnings of Park are affected significantly by the fiscal and monetary policies of the United States Government and its agencies. Park is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.
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
     None of the Park’s subsidiary banks may pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC and the FDIC. In addition, each subsidiary bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the subsidiary bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by any of Park’s subsidiary banks may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.
     The ability of Park to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by its subsidiary banks. However, the Federal Reserve Board expects Park to serve as a source of strength to its subsidiary banks, which may require Park to retain capital for further investment in its subsidiary banks, rather than pay dividends to the Park shareholders. Payment of dividends by one of Park’s subsidiary banks may be restricted at any time at the discretion of its applicable regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice.

These provisions could have the effect of limiting Park’s ability to pay dividends on its common shares.
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
     “Financial in nature” is defined to include, in general:
•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking activities; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.
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
Patriot Act
     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States Government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Parks’ subsidiary banks have established policies and procedures to comply with the requirements of the Patriot Act.
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
Corporate Governance
     As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. AMEX has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and AMEX. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee and a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates. In addition, Park has implemented a “whistleblower” hotline called the “PRK Improvement Line.” Calls that relate to accounting, internal accounting controls or auditing matters or that relate to possible wrongdoing by associates of Park or one of its affiliates can be made anonymously through this hotline. The calls are received by an independent third party service and forwarded directly to the Chair of the Audit Committee and the Head of Internal Audit. The PRK Improvement Line number is 1-800-418-6423, Ext. PRK (775).

     The text of each of the Audit Committee Charter, the Nominating Committee Charter, the Compensation Committee Charter and the Code of Business Conduct and Ethics is posted on the “Governance Documents (Corporate Governance)” section of the “Investor Relations” page of Park’s website located at www.parknationalcorp.com. Interested persons may also obtain copies of these documents, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.
Statistical Disclosure
     The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on pages 26 through 36, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 46 through 49 of Park’s 2005 Annual Report to Shareholders, Note 4 of the Notes to Consolidated Financial Statements located on pages 49 through 51 of Park’s 2005 Annual Report to Shareholders, Note 5 of the Notes to Consolidated Financial Statements located on page 51 of Park’s 2005 Annual Report to Shareholders and Note 9 of the Notes to Consolidated Financial Statements located on page 52 of Park’s 2005 Annual Report to Shareholders. This statistical disclosure is incorporated herein by reference.
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
     Park believes its primary exposure to environmental risk is through the lending activities of its subsidiaries. In cases where management believes environmental risk potentially exists, Park’s subsidiaries mitigate their environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
ITEM 1A. RISK FACTORS.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
     The Private Securities Litigation Reform Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of that Act.
     Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors identified below. There is also the risk that Park’s management or Board of Directors incorrectly analyzes these risks and forces, or that the strategies Park develops to address them are unsuccessful.
     Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park or any person acting on our behalf are qualified in their entirety by the following cautionary statements.
Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
     Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk.
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
     Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. In addition, substantially all of our loans are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.
We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.
     In our market area, we encounter significant competition from other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the new competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. Our ability to maintain our history of strong financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.
We depend upon the accuracy and completeness of information about customers and counterparties.
     In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent we rely on financial statements that do not comply with generally accepted accounting principles or that are materially misleading.
Legislative or regulatory changes or actions, or significant litigation, could adversely impact us or the businesses in which we are engaged.
     The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies or significant litigation against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. It is impossible to predict the ultimate form any proposed legislation might take or how it might affect us. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to our business and our shareholders.
Environmental liability associated with commercial lending could have a material adverse effect on our business, financial condition and results of operations.
     In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our financial condition and results of operation.
Our business strategy includes growth plans. Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you that we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.
     Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or growth will be successfully managed.
     We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for any future mergers or acquisitions will be successful. Also, we may issue equity securities in connection with future acquisitions, which could cause ownership and economic dilution to our current shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or that, after giving effect to the acquisition, we will achieve profits comparable to or better than our historical experience.
Difficulties in combining the operations of acquired entities with our own operations may prevent us from achieving the expected benefits from our acquisitions.
     We may not be able to achieve fully the strategic objectives and operating efficiencies in an acquisition. The costs or difficulties relating to the integration of our recent acquisitions may be greater than expected or the costs savings or any revenue synergies of the combined entities may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of an acquired entity. In addition, the markets and industries in which we and our potential acquisition targets operate are highly competitive. We may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel, either from the acquired entity or from itself, as a result of an acquisition. These factors could contribute to us not achieving the expected benefits from our acquisitions within desired time frames, if at all.
Impairment of goodwill or other intangible assets could require charges to earnings, which could result in a negative impact on our results of operations.
     Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present. Assessment of goodwill and such other intangible assets could result in circumstances where the applicable intangible asset is deemed to be impaired for accounting purposes. Under such circumstances, the intangible asset’s impairment would be reflected as a charge to earnings in the period during which such impairment is identified.
We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on our financial condition and results of operation.
     We and our subsidiaries may be involved from time to time in the future in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operation. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
     As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability, disrupt our operations and have a material adverse effect on our business.
Terrorism, acts of war or international conflicts could have a material adverse effect on our financial condition and results of operations.
     Acts or threats of war or terrorism, international conflicts, including ongoing military operations in Iraq and Afghanistan, and the actions taken by the United States and other governments in response to such events could negatively impact general business and economic conditions in the United States. If terrorist activity, acts of war or other international hostilities cause an overall economic decline, our financial condition and operating results could be materially adversely affected. The potential for future terrorist attacks, the national and international responses to terrorist attacks or perceived threats to national security and other actual or potential conflicts or acts of war, including conflict in the Middle East, have created many economic and political uncertainties that could seriously harm our business and results of operations in ways that cannot presently be predicted.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
     As of the date of this Annual Report on Form 10-K, Park National Bank and its divisions have a total of 40 financial service offices. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, Park National Bank has: (a) financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County; (b) a financial service office in Delaware in Delaware County; (c) financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County; (d) a financial service office in West Chester in Butler County; (e) a financial service office in Dayton in Montgomery County; (f) financial service offices in Baltimore, Pickerington (two offices) and Lancaster (seven offices) in

Fairfield County; (g) financial service offices in Amelia, Milford (two offices), New Richmond and Owensville in Clermont County; and (h) three financial service offices in Cincinnati in Hamilton County. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. The five offices in Clermont County and two of the offices in Cincinnati comprise the First Clermont Division. On December 16, 2005, Park announced that the First Clermont Division will be combined with the three Park National Bank financial service offices in southwest Ohio (the Cincinnati, Dayton and West Chester offices) and will operate as a new division under the Park National Bank name. The formation of this new division is expected to be completed during the first half of 2006.
     Of the financial service offices described above, 21 are leased and the remainder are owned. Park National Bank also operates 11 off-site automated teller machines, three of which are operated by the Fairfield National Division and two of which are operated by the First Clermont Division.
Richland Trust Company
     As of the date of this Annual Report on Form 10-K, Richland Trust Company has a total of 13 financial service offices. Richland Trust Company has eight financial service offices in Mansfield (including its main office) as well as financial service offices in Butler, Lexington, Ontario and Shelby (two offices) in Richland County. Of these financial service offices, three are leased and the remainder are owned. Richland Trust Company also operates two off-site automated teller machines.
Century National Bank
     As of the date of this Annual Report on Form 10-K, Century National Bank has a total of 16 financial service offices. Century National Bank has seven financial service offices (including its main office) and a mortgage lending office in Zanesville in Muskingum County. Century National Bank also has a financial service office in Athens in Athens County, two financial service offices in Coshocton in Coshocton County, a financial service office in Logan in Hocking County, financial service offices in New Concord and Dresden in Muskingum County, a financial service office in New Lexington in Perry County, and a financial service office in Newcomerstown in Tuscarawas County. Of these financial service offices, three are leased and the remainder are owned. Century National Bank also operates three off-site automated teller machines.
First-Knox National Bank
     As of the date of this Annual Report on Form 10-K, First-Knox National Bank and its divisions have a total of 14 financial service offices. First-Knox National Bank has three financial service offices (including its main office) and its operations center in Mount Vernon in Knox County. First-Knox National Bank also has financial service offices in Ashland, Loudonville and Perrysville in Ashland County, two financial service offices in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. Of these financial service offices, two are leased and the remainder are owned.

First-Knox National Bank also operates 11 off-site automated teller machines, one of which is operated by the Farmers and Savings Division.
United Bank
     As of the date of this Annual Report on Form 10-K, United Bank has a total of eight financial service offices. United Bank has its main office in Bucyrus and financial service offices in Crestline and Galion in Crawford County and financial service offices in Caledonia, Marion (two offices), Prospect and Waldo in Marion County. Of these financial service offices, three are leased and the remainder are owned. United Bank also operates one off-site automated teller machine.
Second National Bank
     As of the date of this Annual Report on Form 10-K, Second National Bank has a total of nine financial service offices. Second National Bank has five financial service offices (including its main office) in Greenville in Darke County. Second National Bank also has two financial service offices in Arcanum (two offices) and Versailles in Darke County and a financial service office in Fort Recovery in Mercer County. Of these financial service offices, two are leased and the remainder are owned.
Security National Bank
     As of the date of this Annual Report on Form 10-K, Security National Bank and its divisions have a total of 22 financial service offices. Security National Bank has six financial service offices (including its main office) in Springfield in Clark County. Security National Bank also has financial service offices in Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County, a financial service office in Jeffersonville in Fayette County, financial service offices in Jamestown (two offices) and Xenia (two offices) in Greene County, and financial service offices in Piqua (three offices including an administrative building), Tipp City and Troy (two offices) in Miami County. The financial service offices in Miami County comprise the Unity National Division. Of these financial service offices, three are leased and the remainder are owned. Security National Bank also operates four off-site automated teller machines.
Citizens National Bank
     As of the date of this Annual Report on Form 10-K, Citizens National Bank has a total of five financial service offices. Citizens National Bank has two financial service offices (including its main office) in Urbana in Champaign County. In addition, Citizens National Bank has financial service offices in Mechanicsburg and North Lewisburg in Champaign County and a financial service office in Plain City in Madison County. All of Citizens National Bank’s financial service offices are owned. Citizens National Bank also operates two off-site automated teller machines.
Guardian Finance
     As of the date of this Annual Report on Form 10-K, Guardian Finance has a total of eight financial service offices. Guardian Finance has its main office in Hilliard and a financial service office in Columbus in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Delaware in Delaware County, a financial service office in Lancaster in

Fairfield County where it leases space from the Fairfield National Division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Centerville in Montgomery County and a financial service office in Mansfield in Richland County where it leases space from Richland Trust Company. All of Guardian Finance’s financial service offices are leased.
ITEM 3. LEGAL PROCEEDINGS.
     There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiary banks are parties incidental to their respective banking businesses. Park considers none of those proceedings to be material.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of the shareholders of Park during the fourth quarter of the fiscal year ended December 31, 2005.
SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.
     The following table lists the names and ages of the executive officers of Park as of February 22, 2006, the positions presently held by those individuals with Park and its principal subsidiaries and their individual business experience during the past five years.

		Positions Held with Park and its
Name	Age	Principal Subsidiaries and Principal Occupation

C. Daniel DeLawder	56	Chairman of the Board since January 1, 2005, Chief Executive Officer since January 1, 1999, President from 1994 until December 31, 2004, and a Director since 1994, of Park; Chairman of the Board since January 1, 2005, Chief Executive Officer since January 1, 1999, President from 1993 until December 31, 2004, Executive Vice President from 1992 to 1993, and a Director since 1992, of Park National Bank; Member of Advisory Board since 1985, Chairman of Advisory Board from 1989 to 2003, and President from 1985 to 1992, of the Fairfield National Division of Park National Bank; a Director of Richland Trust Company since 1997; a Director of Second National Bank since 2000

		Positions Held with Park and its
Name	Age	Principal Subsidiaries and Principal Occupation

David L. Trautman	44	President since January 1, 2005, Secretary since July 2002, and a Director since January 1, 2005, of Park; President since January 1, 2005, Executive Vice President from February 2002 until December 31, 2004, Vice President from July 1993 to June 1997, and a Director since February 2002, of Park National Bank; Chairman of the Board since March 2001, President and Chief Executive Officer from May 1997 to February 2002, and a Director since May 1997, of First-Knox National Bank; a Director of United Bank, N.A. since 2000

John W. Kozak	50	Chief Financial Officer of Park since April 1998 (became an executive officer of Park on July 22, 2002); Senior Vice President since January 1999 and Chief Financial Officer since April 1998, and Vice President from 1991 to 1998, of Park National Bank; Chief Financial Officer from 1980 to 1991, and a Director since 1988, of Century National Bank
     The executive officers serve at the pleasure of the Board of Directors of Park.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER                PURCHASES OF EQUITY SECURITIES.
     The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference from “Table 15 — Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 36.
     The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 31, 2005:

					Maximum
			Total Number of		Number of
			Common Shares		Common Shares
			Purchased as Part		that May Yet Be
	Total Number of	Average Price Paid	of Publicly		Purchased under
	Common Shares	per	Announced Plans or		the Plans or
Period	Purchased	Common Share	Programs		Programs (1)

October 1 thru October 31, 2005	58,158	$104.68	58,158	(2)	1,561,430
November 1 thru November 30, 2005	6,899	$106.54	6,899	(3)	2,147,720
December 1 thru December 31, 2005	38,443	$107.21	38,443	(4)	2,111,833

Total	103,500	$105.74	103,500		2,111,833

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced repurchase program to fund Park’s 2005 Incentive Stock Option Plan and Park’s 1995 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase authorization then in effect.

On November 18, 2002, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 500,000 common shares from time to time over the three-year period ending November 17, 2005. This stock repurchase authorization terminated on November 17, 2005. A total of 93,189 common shares were purchased under this stock repurchase authorization.

On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. A total of 38,443 common shares were purchased during the fiscal quarter ended December 31, 2005 under this stock repurchase authorization. At December 31, 2005, 961,557 common shares remained authorized for repurchase under this stock repurchase authorization.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of December 31, 2005, incentive stock options covering 227,660 common shares were outstanding and 1,289,162 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was approved by Park’s shareholders on April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of December 31, 2005, incentive stock options covering 571,906 common shares were outstanding under the 1995 Plan.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 799,566 common shares were outstanding as of December 31, 2005 and 1,289,162 common shares were available for future grants under the 2005 Plan. With 938,452 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at December 31, 2005, an additional 1,150,276 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

(2)	Of the common shares reported, 29,003 common shares were purchased in the open market under Park’s publicly announced stock repurchase authorization then in effect and 29,155 common shares were repurchased for purposes of funding the 2005 Plan and 1995 Plan.

(3)	Of the common shares reported, 3,449 common shares were purchased in the open market under Park’s publicly announced stock repurchase authorization then in effect and 3,450 common shares were repurchased for purposes of funding the 2005 Plan and 1995 Plan.

(4)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase authorization then in effect.
ITEM 6. SELECTED FINANCIAL DATA.
     The information called for in this Item 6 is incorporated herein by reference from “Table 13 — Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 36.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on pages 26 through 36.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As noted in Note 1 of the Notes to Consolidated Financial Statements under the caption “Derivative Instruments” on page 48 of Park’s 2005 Annual Report to Shareholders, Park and its subsidiaries did not use any derivative instruments in 2005, 2004 or 2003. The discussion of interest rate sensitivity included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW — CAPITAL RESOURCES — Liquidity and Interest Rate Sensitivity Management,” on pages 33 through 35, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on page 35 of Park’s 2005 Annual Report to Shareholders under the caption “FINANCIAL REVIEW — CONTRACTUAL OBLIGATIONS — Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 17 of the Notes to Consolidated Financial Statements included on page 55 of Park’s 2005 Annual Report to Shareholders, is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2005 and 2004, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for each of the fiscal years in the three-year period ended December 31, 2005, the related Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm appearing on pages 38 through 58 of Park’s 2005 Annual Report to Shareholders, are incorporated herein by reference. Quarterly Financial Data provided in “Table 14 — Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2005 Annual Report to Shareholders captioned “FINANCIAL REVIEW,” on page 36, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     No response required.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer have concluded that:
•	information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Park’s disclosure controls and procedures are effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period for which the periodic reports of Park, including this Annual Report on Form 10-K, are being prepared.
Management’s Annual Report on Internal Control over Financial Reporting
     The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 37 of Park’s 2005 Annual Report to Shareholders is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
     The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 38 of Park’s 2005 Annual Report to Shareholders is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
     There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     No response required.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
     The information required by Item 401 of SEC Regulation S-K concerning: (a) directors of Park is incorporated herein by reference from Park’s definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 17, 2006 (“Park’s 2006 Proxy Statement”), under the captions “PROPOSAL NUMBER 1: ELECTION OF DIRECTORS” and “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Independence of Directors”; (b) the Audit Committee of Park’s Board of Directors and the Board of Directors’ determination that Park has an “audit committee financial expert” serving on its Audit Committee is incorporated herein by reference from Park’s 2006 Proxy Statement, under the caption “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit Committee”; and (c) the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from Park’s 2006 Proxy Statement, under the caption “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Nominating Procedures”.
     The information concerning the executive officers of Park required by Item 401 of SEC Regulation S-K is set forth in the portion of Part I of this Annual Report on Form 10-K entitled “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.”
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from Park’s 2006 Proxy Statement under the caption “PRINCIPAL SHAREHOLDERS OF PARK — Section 16(a) Beneficial Ownership Reporting Compliance.”
     Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee and the Nominating Committee.
     In accordance with the requirements of Section 807 of the AMEX Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary and Park’s Chief Financial Officer (the principal financial officer and principal accounting officer). Park intends to disclose the following on the “Governance Documents (Corporate Governance)” section of the “Investor Relations” page of its website located at www.parknationalcorp.com within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of its Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers of the Code of Business Conduct and Ethics granted to a director or an executive officer of Park in a current report on Form 8-K within four business days.
     The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter and the Nominating Committee Charter is posted on the “Governance Documents (Corporate Governance)” section of the “Investor Relations” page of Park’s website located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter and the Nominating Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman. In addition, Park’s Code of Business Conduct and Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION.
     The information called for in this Item 11 is incorporated herein by reference from Park’s 2006 Proxy Statement, under the captions “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Compensation of Directors”, “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION”, and “COMPENSATION OF EXECUTIVE OFFICERS.” Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of SEC Regulation S-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                   STOCKHOLDER MATTERS.
     The information called for in this Item 12 regarding the security ownership of certain beneficial owners and management is incorporated herein by reference from Park’s 2006 Proxy Statement, under the caption “PRINCIPAL SHAREHOLDERS OF PARK.”
     The information called for in this Item 12 regarding securities authorized for issuance under equity compensation plans is incorporated herein by reference from Park’s 2006 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS — Equity Compensation Plan Information.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information called for in this Item 13 is incorporated herein by reference from Park’s 2005 Proxy Statement, under the captions “PROPOSAL NUMBER 1: ELECTION OF

DIRECTORS,” “THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD — Independence of Directors,” “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION,” and “TRANSACTIONS INVOLVING MANAGEMENT.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information called for in this Item 14 is incorporated herein by reference from Park’s 2006 Proxy Statement, under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm.”
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.
For a list of all financial statements filed as a part of this Annual Report on Form 10-K, see “Index to Financial Statements” at page 39.

(a)(2)	Financial Statement Schedules.
All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)	Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(b)	Exhibits.

Exhibits filed with this Annual Report on Form 10-K are attached hereto or incorporated into this Annual Report on Form 10-K by reference. For a list of such exhibits, see the Index to Exhibits beginning at page E-1.

(c)	Financial Statement Schedules.
None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION
Date: March 9, 2006	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 9th day of March, 2006.

Name	Capacity

/s/ C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director
C. Daniel DeLawder

/s/ David L. Trautman	President, Secretary and Director
David L. Trautman

/s/ John W. Kozak	Chief Financial Officer and Principal Accounting Officer
John W. Kozak

*	Director
Maureen Buchwald

*	Director
James J. Cullers

*	Director
Harry O. Egger

*	Director
F. William Englefield IV

Name	Capacity

*	Director
William T. McConnell

*	Director
Michael J. Menzer

*	Director
John J. O’Neill

*	Director
William A. Phillips

*	Director
J. Gilbert Reese

*	Director
Rick R. Taylor

* Leon Zazworsky	Director

*	By C. Daniel DeLawder pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX TO FINANCIAL STATEMENTS

Page(s) in
2005 Annual
Report to
Description	Shareholders

Reports of Independent Registered Public Accounting Firm (Ernst & Young LLP)	38-39

Consolidated Balance Sheets at December 31, 2005 and 2004	40-41

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003	42-43

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003	44

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003	45

Notes to Consolidated Financial Statements	46-58

PARK NATIONAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2005
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Park National Corporation (“Park”) as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.2	Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.3	Certificate of Amendment to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.4	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006)(“Park’s June 1997 Form 10-Q”))

3.5	Articles of Incorporation of Park (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 1997 Form 10-Q)

3.6	Regulations of Park (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.7	Certified Resolution regarding adoption of amendment to Subsection 2.02(A) of the Regulations of Park by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 1997 Form 10-Q)

3.8	Regulations of Park (reflecting amendments through April 21, 1997) [for SEC reporting compliance purposes only] (incorporated herein by reference to Exhibit 3(b)(2) to Park’s June 1997 Form 10-Q)

4	Agreement to furnish instruments defining rights of holders of long-term debt **

Exhibit No.	Description of Exhibit

*10.1	Summary of Base Salaries for Executive Officers of Park National Corporation **

*10.2	Summary of Incentive Compensation Plan of Park National Corporation **

*10.3	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772)); and Schedule A to Exhibit 10.3 identifying other identical Split-Dollar Agreements between subsidiaries of Park and executive officers or employees of such subsidiaries who are directors or executive officers of Park (incorporated herein by reference to Schedule A to Exhibit 10.3 to Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

*10.4	Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.3 to Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13006) (“Park’s 2003 Form 10-K”)); and Schedule A to Exhibit 10.4 identifying other identical Split-Dollar Agreements between directors of Park and The Park National Bank, The Richland Trust Company, Century National Bank or The First-Knox National Bank of Mount Vernon as identified in such Schedule A **

*10.5	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park’s 2004 Form 10-K)

*10.6	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

*10.7	Description of Park National Corporation Supplemental Executive Retirement Plan **

*10.8	Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(a) to Park’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

*10.9	Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(b) to Park’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

Exhibit No.	Description of Exhibit

*10.10	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park (incorporated herein by reference to Exhibit 10(c) to Park’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

*10.11	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

*10.12	First-Knox Banc Corp. 1990 Non-Qualified Stock Option and Stock Appreciation Rights Plan, which was assumed by Park (incorporated herein by reference to Exhibit A to Exhibit 23 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989 of First-Knox Banc Corp. (File No. 0-13161))

*10.13	Resolution Regarding Amendment to First-Knox Banc Corp. 1990 Non-Qualified Stock Option and Stock Appreciation Rights Plan on May 14, 1996, which was assumed by Park (incorporated herein by reference to Exhibit 10(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 of First-Knox Banc Corp. (File No. 0-13161))

*10.14	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

*10.15	Summary of Certain Compensation for Directors of Park National Corporation **

*10.16	Security National Bank and Trust Co. Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Park’s 2004 Form 10-K)

*10.17	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park’s Current Report on Form 8-K filed April 20, 2005 (File No. 1-13006))

*10.18	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s Current Report on Form 8-K filed April 20, 2005 (File No. 1-13006))

13	2005 Annual Report to Shareholders (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K)**

Exhibit No.	Description of Exhibit

14	Code of Business Conduct and Ethics **

21	Subsidiaries of Park National Corporation**

23	Consent of Ernst & Young LLP **

24	Powers of Attorney of Directors and Executive Officers of Park **

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer**

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer**

*	Management contract or compensatory plan or arrangement

**	Filed herewith

E-4