Form 10-Q
period 2006-03-31
PARK NATIONAL CORP /OH/
filed 2006-05-05
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑           No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
13,982,398 Common shares, no par value per share, outstanding at April 27, 2006.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2006	2005

Assets:
Cash and due from banks	$146,389	$169,690
Money market instruments	10,052	4,283
Interest bearing deposits	300	300
Securities available-for-sale, at fair value (amortized cost of $1,472,218 and $1,424,955 at March 31, 2006 and December 31, 2005)	1,433,326	1,409,351
Securities held-to-maturity, at amortized cost (fair value approximates $181,499 and $190,425 at March 31, 2006 and December 31, 2005)	191,171	195,953
Other investment securities	58,777	58,038

Loans (net of unearned interest)	3,318,314	3,328,112
Allowance for loan losses	69,695	69,694
Net loans	3,248,619	3,258,418

Bank premises and equipment, net	47,149	47,172
Bank owned life insurance	110,631	109,600
Goodwill and other intangible assets	68,551	69,188
Other assets	129,480	114,055

Total assets	$5,444,445	$5,436,048

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$654,689	$667,328
Interest bearing	3,179,250	3,090,429
Total deposits	3,833,939	3,757,757

Short-term borrowings	410,440	314,074
Long-term debt	578,872	714,784
Other liabilities	76,233	91,003

Total liabilities	4,899,484	4,877,618

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,272,258 shares issued in 2006 and 15,271,574 shares issued in 2005)	208,405	208,365
Retained earnings	487,816	476,889
Treasury stock (1,263,339 shares in 2006 and 1,178,948 shares in 2005)	(125,980)	(116,681)
Accumulated other comprehensive income (loss), net of taxes	(25,280)	(10,143)
Total stockholders’ equity	544,961	558,430

Total liabilities and stockholders’ equity	$5,444,445	$5,436,048

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Interest and dividends income:

Interest and fees on loans	$59,933	$52,240

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	19,564	21,444
Obligations of states and political subdivisions	977	1,174

Other interest income	122	101

Total interest and dividends income	80,596	74,959

Interest expense:

Interest on deposits:
Demand and savings deposits	5,004	2,968
Time deposits	12,316	9,337

Interest on borrowings:
Short-term borrowings	3,125	1,391
Long-term debt	6,732	6,818

Total interest expense	27,177	20,514

Net interest income	53,419	54,445

Provision for loan losses	—	1,082

Net interest income after provision for loan losses	53,419	53,363

Other income:
Income from fiduciary activities	3,276	2,927
Service charges on deposit accounts	4,463	4,073
Other service income	2,727	2,343
Other	4,927	4,769

Total other income	15,393	14,112

Gain (loss) on sale of securities	—	—
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Other expense:

Salaries and employee benefits	$20,046	$20,001
Occupancy expense	2,262	2,280
Furniture and equipment expense	1,336	1,368
Other expense	11,368	10,755

Total other expense	35,012	34,404

Income before federal income taxes	33,800	33,071

Federal income taxes	9,993	9,729

Net income	$23,807	$23,342

Per Share:

Net income:
Basic	$1.70	$1.63
Diluted	$1.69	$1.61

Weighted average
Basic	14,034,360	14,331,261
Diluted	14,095,895	14,475,634

Cash dividends declared	$0.92	$0.90
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)
Three Months ended March 31, 2006 and 2005

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2004	$208,251	$433,260	($91,392)	$12,442
Net Income		23,342			$ 23,342
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($10,007)				(18,593)	(18,593)

Total comprehensive income					$ 4,749

Cash dividends on common stock at $.90 per share		(12,902)
Shares issued for stock options - 1,506	49
Tax benefit from exercise of stock options	46
Treasury stock purchased - 1,587 shares			(176)
Treasury stock reissued for stock options - 22,646 shares			1,976

BALANCE AT MARCH 31, 2005	$208,346	$443,700	($89,592)	($6,151)

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	($116,681)	($10,143)
Net Income		23,807			$ 23,807
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($8,151)				(15,137)	(15,137)

Total comprehensive income					$ 8,670

Cash dividends on common stock at $.92 per share		(12,880)
Cash payment for fractional shares in dividend reinvestment plan	(2)
Shares issued for stock options - 684	24
Tax benefit from exercise of stock options	18
Treasury stock purchased - 96,427 shares			(10,231)
Treasury stock reissued for stock options - 12,036 shares			932

BALANCE AT MARCH 31, 2006	$208,405	$487,816	($125,980)	($25,280)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Operating activities:

Net income	$23,807	$23,342

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	58	104
Provision for loan losses	—	1,082
Stock dividends on Federal Home Loan Bank stock	(739)	(548)
Amortization of core deposit intangibles	637	637

Changes in assets and liabilities:
Increase in other assets	(8,305)	(5,807)
Decrease in other liabilities	(1,770)	(7,546)

Net cash provided from operating activities	13,688	11,264

Investing activities:

Proceeds from maturity of:
Available-for-sale securities	79,787	92,068
Held-to-maturity securities	4,782	8,639
Purchases of:
Available-for-sale securities	(126,527)	(24,107)
Held-to-maturity securities	—	(187,420)
Net increase in other investments	—	(1,575)
Net decrease in interest bearing deposits with other banks	—	498
Net decrease in loans	10,639	26,573
Loans sold with branch office	—	5,273
Cash paid for acquisition, net	—	(39,227)
Purchases of premises and equipment, net	(1,399)	(1,383)

Net cash used by investing activities	(32,718)	(120,661)
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005

Financing activities:

Net increase in deposits	$76,182	$25,315
Deposits sold with branch office	—	(12,419)
Net increase in short-term borrowings	96,366	23,839
Proceeds from exercise of stock options	974	2,071
Purchase of treasury stock	(10,231)	(176)
Cash payment for fractional shares in dividend reinvestment plan	(2)	—
Long-term debt issued	—	100,939
Repayment of long-term debt	(135,912)	(7,965)
Cash dividends paid	(25,879)	(25,790)

Net cash provided from financing activities	1,498	105,814

Decrease in cash and cash equivalents	(17,532)	(3,583)

Cash and cash equivalents at beginning of year	173,973	161,829

Cash and cash equivalents at end of period	$156,441	$158,246

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$26,859	$20,090

Income taxes	$0	$0

Summary of business acquisition:
Fair value of assets acquired		$185,372
Cash paid for purchase of First Clermont Bank		(52,500)
Fair value of liabilities assumed		161,241
Goodwill recognized		$28,369
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2006 and 2005.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the quarter ended March 31, 2006 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2006.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2005 from Park’s 2005 Annual Report to Shareholders.
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2005 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Effective January 1, 2006, Park adopted Financial Accounting Standards Board Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) which amends SFAS 123, Accounting for Stock-Based Compensation, and supercedes Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures. Park has elected to adopt SFAS 123R using the “modified prospective” method and accordingly will not restate prior period results. See Note 6 for a more detailed description of Park’s adoption of SFAS 123R.
Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 — Acquisition, Branch Sale and Intangible Assets
On January 3, 2005, Park acquired all of the stock of First Clermont Bank (“First Clermont”) of Milford, Ohio for $52,500,000 in an all cash transaction accounted for as a purchase. Immediately following Park’s stock acquisition, First Clermont merged with Park’s subsidiary, The Park National Bank. First Clermont is being operated as a separate division of The Park National Bank. The goodwill recognized as a result of this acquisition was $28,369,000. The fair value of the acquired assets of First Clermont was $185,372,000 and the fair value of the liabilities assumed was $161,241,000 at January 3, 2005.
On February 11, 2005, Park’s subsidiary, Century National Bank, sold its Roseville, Ohio branch office. The Roseville branch office was acquired in connection with the acquisition of First Federal Bancorp, Inc. (“First Federal”) on December 31, 2004. The Federal Reserve Board required that the Roseville branch office be sold as a condition of their approval of the merger transactions involving Park and First Federal. The deposits sold with the Roseville branch office totaled $12,419,000 and the loans sold with the branch office totaled $5,273,000. Century National Bank received a premium of $1,184,000 from the sale of the deposits.
The following table shows the activity in goodwill and core deposit intangibles during the first three months of 2006.

		Core Deposit
(In thousands)	Goodwill	Intangibles	Total
December 31, 2005	$61,696	$7,492	$69,188
Amortization	—	<637>	<637>
March 31, 2006	$61,696	$6,855	$68,551
Goodwill is evaluated on an annual basis for impairment. Goodwill was evaluated for impairment during the first quarter of 2006, and no impairment charge was necessary.
Core deposit intangibles are being amortized to expense using the straight-line method over periods ranging from six to twelve years. Core deposit intangibles amortization expense was $637,000 for both the first quarter of 2006 and the first quarter of 2005.
Note 3 — Allowance for Loan Losses
The allowance for loan losses is that amount believed adequate to absorb probable credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.
Commercial loans are individually risk graded. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Homogenous loans, such as consumer installment loans, residential mortgage loans and automobile leases are not individually risk graded. Reserves are established for each pool of loans based on historical loan loss experience, current economic conditions and loan delinquency.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
(In Thousands)	2006	2005
Average Loans (Net of Unearned Interest)	$3,311,576	$3,235,379

Allowance for Loan Losses:
Beginning Balance	$69,694	$68,328

Charge-Offs:
Commercial, Financial and Agricultural	302	378
Real Estate — Construction	300	10
Real Estate — Residential	413	105
Real Estate — Commercial	147	657
Consumer	1,418	1,328
Lease Financing	16	113

Total Charge-Offs	2,596	2,591

Recoveries:
Commercial, Financial and Agricultural	361	473
Real Estate — Construction	—	81
Real Estate — Residential	223	121
Real Estate — Commercial	1,065	18
Consumer	911	929
Lease Financing	37	32

Total Recoveries	2,597	1,654

Net Charge-Offs (Recoveries)	<1>	937

Provision Charged to Earnings	—	1,082
Allowance for Loan Losses of Acquired Bank	—	1,849

Ending Balance	$69,695	$70,322

Ratio of Net Charge-Offs to Average Loans	—	.12%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.10%	2.16%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2006 and 2005.

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net Income	$23,807	$23,342

Denominator:
Denominator for Basic Earnings Per Share (Weighted-Average Shares Outstanding)	14,034,360	14,331,261

Effect of Dilutive Securities	61,535	144,373

Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	14,095,895	14,475,634

Earnings per Share:
Basic Earnings Per Share	$1.70	$1.63
Diluted Earnings Per Share	$1.69	$1.61
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

Operating Results for the Three Months Ended March 31, 2006 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$17,791	$4,721	$6,479	$7,461	$1,951	$3,081	$7,535	$1,386	$3,014	$53,419
Provision for Loan Losses	<88>	100	<30>	5	<200>	<25>	50	—	188	—
Other Income	6,644	1,097	1,929	2,067	501	558	2,036	418	143	15,393
Other Expense	11,408	2,709	4,234	4,345	1,591	1,937	5,138	1,069	2,581	35,012
Net Income	$8,835	$1,991	$2,790	$3,428	$717	$1,211	$2,963	$499	$1,373	$23,807
Balances at March 31, 2006
Assets	$1,999,911	$499,115	$719,476	$775,333	$213,584	$383,218	$914,425	$173,431	$ <234,048>	$5,444,445

Operating Results for the Three Months Ended March 31, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$17,034	$5,213	$7,037	$7,538	$2,234	$3,451	$7,561	$1,628	$2,749	$54,445
Provision for Loan Losses	640	30	<130>	330	10	10	<5>	50	147	1,082
Other Income	6,033	1,047	1,720	1,784	462	506	2,057	358	145	14,112
Other Expense	11,525	2,694	3,956	4,178	1,525	2,019	4,820	1,155	2,532	34,404
Net Income	$7,415	$2,333	$3,266	$3,210	$787	$1,347	$3,238	$530	$1,216	$23,342
Balances at March 31, 2005
Assets	$1,902,455	$543,443	$785,530	$762,914	$251,892	$421,899	$899,395	$200,799	$ <91,485>	$5,676,842
The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the quarters ended March 31, 2006 and 2005. The reconciling amounts for consolidated total assets for both of the quarters ended March 31, 2006 and 2005 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 6 — Stock Option Plans
Effective January 1, 2006, Park adopted SFAS 123R using the “modified prospective” method and accordingly will not restate prior period results. SFAS 123R requires that compensation expense be recognized for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. Prior to January 1, 2006, Park accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income as all options granted under the Park stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date.
Park did not grant any stock options during the first three months of 2006 and 2005. Additionally, no stock options became vested during the first three months of 2006 and 2005. The adoption of SFAS 123R on January 1, 2006 had no impact on Park’s net income for the first quarter of 2006. Additionally, since Park did not grant any stock options during the first quarter of 2005, there is no pro forma stock-based employee compensation expense for the first quarter of 2005.
The following table summarizes stock option activity during the first quarter of 2006.

		Weighted	Weighted
		Average Exercise	Average Fair
	Stock Options	Price Per Share	Value Per Share
Outstanding at December 31, 2005	818,182	$99.78	$13.50
Granted	—	—	—
Exercised	<12,720>	75.07	14.22
Forfeited/Expired	<10,502>	102.11	13.61

Outstanding at March 31, 2006	794,960	$100.14	$13.49

All of the stock options outstanding at March 31, 2006 are exercisable. The aggregate intrinsic value of these outstanding stock options at March 31, 2006 was $6,572,000.

Note 6 — Stock Option Plans — (Continued)
The intrinsic value of the stock options exercised during the first quarter of 2006 was $400,000 and the intrinsic value of the stock options exercised during the first quarter of 2005 was $571,000. The weighted average contractual remaining term was 2.7 years for the stock options outstanding at March 31, 2006.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 and 1995 Incentive Stock Option Plans are to be treasury shares. At March 31, 2006, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 780,869 were outstanding. The remaining outstanding stock options at March 31, 2006 of 14,091 pertain to a stock option plan assumed by Park in the acquisition of Security Banc Corporation in 2001. At March 31, 2006, Park held 946,678 treasury shares that are allocated for the stock option plans (including the Security Plan). Management anticipates that very few, if any, additional shares of Park common stock will be repurchased within the next twelve months for the stock option plans.
Note 7 — Loans
The composition of the loan portfolio is as follows:

	March 31,	December 31,
(In Thousands)	2006	2005
Commercial, Financial and Agricultural	$508,711	$512,636
Real Estate:
Construction	191,244	193,185
Residential	1,286,777	1,287,438
Commercial	823,619	823,354
Consumer	493,797	494,975
Leases	14,166	16,524

Total Loans	$3,318,314	$3,328,112

Note 8 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment. No impairment charges have been deemed necessary in 2006 and 2005. The unrealized losses are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross	Gross
March 31, 2006		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$100,910	$—	$ <545>	$100,365
Obligation of States and Political Subdivisions	65,445	1,328	<14>	66,759
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,304,321	1,117	<41,391>	1,264,047
Equity Securities	1,542	665	<52>	2,155
Total	$1,472,218	$3,110	$ <42,002>	$1,433,326

		Gross	Gross
March 31, 2006		Unrealized	Unrealized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$16,952	$228	$—	$17,180
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	174,219	2	<9,902>	164,319
Total	$191,171	$230	$ <9,902>	$181,499

(In Thousands)
		Gross	Gross
December 31, 2005		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$998	$—	$ <2>	$996
Obligation of States and Political Subdivisions	66,181	1,740	<15>	67,906
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,356,233	1,823	<19,629>	1,338,427
Equity Securities	1,543	527	<48>	2,022
Total	$1,424,955	$4,090	$ <19,694>	$1,409,351

		Gross	Gross
December 31, 2005		Unrealized	Unrealized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$17,430	$308	$—	$17,738
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	178,523	2	<5,838>	172,687
Total	$195,953	$310	$ <5,838>	$190,425
Note 9 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. The fair values of these investments are the same as their amortized costs.

	March 31,	December 31,
(In Thousands)	2006	2005
Federal Home Loan Bank Stock	$52,898	$52,159
Federal Reserve Bank Stock	5,879	5,879

Total	$58,777	$58,038

Note 10 — Benefit Plans
Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. A pension plan contribution of $9,117,417 was paid during the first quarter of 2006 and a pension plan contribution of $9,688,096 was paid during the first quarter of 2005.
The following table shows the components of net periodic benefit expense.

	Three Months Ended
	March 31,
(In Thousands)	2006	2005
Service Cost	$795	$671
Interest Cost	721	689
Expected Return on Plan Assets	<984>	<834>
Amortization of Prior Service Cost	3	3
Recognized Net Actuarial Loss	141	136

Benefit Expense	$676	$665

Note 11 — Recent Accounting Pronouncements
The Financial Accountings Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of 2007. Management does not expect the adoption of this standard to have a material impact on Park’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, an amendment of SFAS No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on Park’s financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, Park’s ability to execute its business plan, changes in general economic and financial market conditions, changes in the competitive environment, changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in Park’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of Park’s 2005 Form 10-K. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2005 Annual Report lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standard (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2006, Park had core deposit intangibles of $6.9 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2006 and no impairment charge was necessary.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2006 and 2005
Summary Discussion of Results
Net income increased by $465,000 or 2.0% to $23.8 million for the three months ended March 31, 2006 compared to the same period in 2005. The annualized, net income to average asset ratio (ROA) was 1.78% for the first quarter of 2006 compared to 1.70% for the first quarter of 2005. The annualized, net income to average equity ratio (ROE) was 17.65% for the first three months of 2006 compared to 16.92% for the same period in 2005.
Diluted earnings per share increased by 5.0% to $1.69 for the first quarter of 2006 compared to $1.61 for the first quarter of 2005.
For the first quarter of 2006 compared to the first quarter of 2005, income before federal income taxes benefited from a decrease in the provision for loan losses of $1.1 million and an increase in other income of $1.3 million. However, net interest income decreased by $1 million, operating expenses increased by $608,000 and federal income tax expense increased by $264,000.
Net Interest Income
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income decreased by $1.0 million or 1.9% to $53.4 million for the first quarter of 2006 compared to $54.4 million for the first quarter of 2005. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2006 with the same quarter in 2005.

Three Months Ended March 31,
(In Thousands)
	2006		2005
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,311,576	7.35%	$3,253,379	6.53%
Taxable Investments	1,601,349	4.95%	1,776,132	4.90%
Tax Exempt Investments	82,628	6.94%	99,054	7.05%
Money Market Instruments	9,368	5.29%	9,762	3.14%

Interest Earning Assets	$5,004,921	6.57%	$5,138,327	5.97%

Interest Bearing Deposits	$3,126,606	2.25%	$3,209,914	1.55%
Short-Term Borrowings	347,697	3.65%	280,194	2.01%
Long-Term Debt	652,670	4.18%	814,442	3.40%

Interest Bearing Liabilities	$4,126,973	2.67%	$4,304,550	1.93%
Excess Interest Earning Assets	$877,948	3.90%	$833,777	4.04%
Net Interest Margin		4.37%		4.35%

Average interest earning assets decreased by $133 million or 2.6% to $5,005 million for the three months ended March 31, 2006 compared to the same quarter in 2005. This decrease is primarily due to the decrease in average investment securities, including money market instruments, of $192 million or 10.2% in the first quarter of 2006 compared to the same period in 2005.
Average loans increased by $58 million or 1.8% to $3,312 million for the first quarter of 2006 compared to the first quarter of 2005. Total loans were $3,318 million at March 31, 2006 compared to $3,328 million at December 31, 2005, a decrease of $10 million. The demand for commercial and commercial real estate loans was fairly strong during the first quarter of 2006, but loan repayments were larger than expected.
Total loans (net of the First Clermont acquisition and branch sale) increased by $52 million for all of 2005. This growth included a decrease of $27 million in loans in the first quarter, an increase of $30 million in the second quarter, an increase of $18 million in the third quarter and an increase of $31 million during the fourth quarter. Total loans increased by $25 million in the month of April 2006. The demand for commercial and commercial real estate loans continues to be strong and the demand for consumer and residential loans has improved. Management expects that loans will increase during the final three quarters of 2006, similar to the growth in loans in 2005.
The average yield on the loan portfolio was 7.35% for the first quarter of 2006 compared to 6.53% for the first quarter of 2005. Management expects that the average yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher interest rates.
Average investment securities, including money market instruments, were $1,693 million for the first quarter of 2006 compared to $1,885 million for the first quarter of 2005. The following table compares the average balance of total investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	March	December	September	June	March
	2006	2005	2005	2005	2005
Average Investments	$1,693,345	$1,723,609	$1,829,244	$2,019,573	$1,884,948
Average Federal Funds Rate	4.46%	3.98%	3.46%	2.94%	2.47%
Average Five Year Treasury Rate	4.55%	4.39%	4.04%	3.87%	3.88%
Management has reduced the amount of purchases of investment securities during the past three quarters which has caused the average balance of investment securities to decrease. The funds generated from this strategy have been used to reduce borrowings and fund the increase in loans. As indicated in the table, the spread between the average federal funds rate and the average rate of a five year U.S Treasury security has narrowed with the increase in short-term interest rates. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury security. Management expects that the average balance of investment securities will continue to decrease in 2006 until the yield curve steepens and additional investment securities are purchased.

The average yield on taxable investment securities was 4.95% for the first quarter of 2006 compared to 4.90% for the same period in 2005. The tax equivalent yield on tax exempt investment securities was 6.94% for the first quarter of 2006 compared to 7.05% for the same period in 2005. No tax exempt investment securities were purchased during the past year.
At March 31, 2006, the tax equivalent yield on the total investment portfolio was 4.95% and the average maturity was 4.6 years. U.S. Government Sponsored Entities’ asset-backed securities were approximately 88% of the total investment portfolio at the end of the first quarter of 2006. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.9 years with a 100 basis point increase in long-term interest rates and to 5.0 years with a 200 basis point increase in long-term interest rates.
Average interest bearing liabilities decreased by $178 million or 4.1% to $4,127 million for the three months ended March 31, 2006 compared to the same quarter in 2005. The average cost of interest bearing liabilities increased to 2.67% for the first quarter of 2006 compared to 1.93% for the first quarter of 2005. By comparison, the average federal funds rate was 4.46% for the first quarter of 2006 compared to 2.47% for the same period in 2005.
Average interest bearing deposits decreased by $83 million or 2.6% to $3,127 million for the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily due to a decrease in the average balance of certificates of deposits of $45 million or 2.9% to $1,522 million. The average cost of interest bearing deposits increased to 2.25% for the first quarter of 2006 compared to 1.55% for the first quarter of 2005. Management has concentrated on controlling the cost of interest bearing deposits and as a result, Park has experienced a decrease in certain rate sensitive deposits.
Average total borrowings were $1,000 million for the first quarter of 2006 compared to $1,095 million for the first quarter of 2005. The average cost of total borrowings was 4.00% for the first quarter of 2006 compared to 3.04% for the first quarter of 2005.
Net interest income decreased by $1.0 million or 1.9% to $53.4 million in 2006 compared to $54.4 million in 2005. The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 14 basis points to 3.90% in 2006 compared to 4.04% in 2005. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by 2 basis points to 4.37%. The decrease in net interest income of $1.0 million for the first quarter of 2006 compared to the first quarter of 2005 was primarily due to the $133 million or 2.6% decrease in average interest earning assets.

In the Financial Review section of Park’s 2005 Annual Report (pages 28, 29 and 30), management projected the following for 2006 — year-end loan balances would increase by 3% to 5% (page 29 under “Investment of Funds-Loans”), average total deposits would increase by 1% to 2% (page 28 under “Source of Funds-Deposits”) and net interest income would increase by 2% to 3% in 2006 with a net interest margin between 4.35% to 4.40% (page 30 under “Earnings Results”).
Loans decreased by $10 million during the first quarter of 2006. Management expects that loans will increase during the remaining three quarters of 2006, but anticipates that the annual growth rate for the year may be a little less than 3%.
Average total deposits (noninterest bearing and interest bearing) were $3,781 million for the first quarter of 2006 compared to $3,801 million for the fourth quarter of 2005. Management still anticipates that average total deposits will increase by 1% to 2% in 2006.
The following table displays net interest income, average interest earning assets and the net interest margin for the past five quarters.

	March	December	September	June	March
	2006	2005	2005	2005	2005
Net Interest Income	$53,419	$55,156	$55,551	$55,412	$54,445
Average Interest Earning Assets	$5,004,921	$5,035,512	$5,115,656	$5,279,249	$5,138,327
Net Interest Margin	4.37%	4.39%	4.36%	4.26%	4.35%
Management now anticipates that net interest income for 2006 will approximate net interest income for 2005 of $220.6 million. The projected results for the second quarter of 2006 indicate that net interest income will be about 2% less than the second quarter of 2005. The net interest margin for 2006 is expected to be approximately 4.40%. The above table indicates that average interest earning assets have decreased for each of the past three quarters. This decrease has resulted from a decrease in the average balance of investment securities. Management expects that the average balance of interest earning assets in 2006 will be below the comparable quarter in 2005 until the yield curve steepens and additional investment securities are purchased.
Provision for Loan Losses
Park did not provide a provision for loan losses for the first quarter of 2006 compared to $1.1 million for the first quarter of 2005. Net loan charge-offs were a recovery of $1,000 for the first quarter of 2006 compared to net loan charge-offs of $937,000 for the first quarter of 2005. Gross loan charge-offs were $2.6 million for both the first quarters of 2006 and 2005. Recoveries of loan charge-offs were $2.6 million in 2006 compared to $1.7 million in 2005. Park received recoveries of $1.1 million on commercial real estate loans during the first quarter of 2006. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses and for the detail on loan charge-offs and recoveries.

The reserve for loan losses as a percentage of outstanding loans was 2.10% at March 31, 2006 compared to 2.09% at December 31, 2005 and 2.16% at March 31, 2005. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $27.9 million or ..84% of loans at March 31, 2006 compared to $30.0 million or .90% of loans at December 31, 2005 and $29.8 million or .92% of loans at March 31, 2005.
Park’s net loan charge-off ratio for the past five years has been .18% for 2005, .28% for 2004, .43% for 2003, .48% for 2002 and .37% for 2001. Management expects that the net loan charge-offs for the last three quarters of 2006 may approximate the net loan charge-offs for the last three quarters of 2005 of $5.0 million. Management currently expects that the provision for loan losses in 2006 will approximate the net loan charge-offs. However, this is dependent upon the risk factors discussed in Note 3 of the Notes to Consolidated Financial Statements.

	March 31,	December 31,
Nonperforming Assets	2006	2005
	(Dollars in Thousands)
Nonaccrual Loans	$12,956	$14,922
Renegotiated Loans	9,498	7,441
Loans Past Due 90 Days or More	5,490	7,661
Total Nonperforming Loans	27,944	30,024
Other Real Estate Owned	2,895	2,368
Total Nonperforming Assets	$30,839	$32,392

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.84%	.90%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	.93%	.97%
Percentage of Nonperforming Assets to Total Assets	.57%	.60%
Total Other Income
Total other income increased by $1.3 million or 9.1% to $15.4 million for the three months ended March 31, 2006 compared to $14.1 million for the first quarter of 2005. The following table compares total other income for the past five quarters.

	Three Months Ended
	March	December	September	June	March
(Dollars in Thousands)	2006	2005	2005	2005	2005
Fees from Fiduciary Activities	$3,276	$3,134	$2,933	$3,040	$2,927
Service Charges on Deposit Accounts	4,463	4,737	4,659	4,384	4,073
Nonyield Loan Fees	2,727	2,833	2,814	2,763	2,343
Check Card Fee Income	1,204	1,186	1,114	1,122	1,032
ATM Fee Income	792	753	856	824	761
CSV Life Insurance	999	701	955	916	895
Other Income	1,932	1,545	1,823	2,405	2,081

Total	$15,393	$14,889	$15,154	$15,454	$14,112

The increase in total other income for the first quarter of 2006 compared to the first quarter of 2005 of $1.3 million or 9.1% is primarily due to increases in fees from fiduciary activities (11.9%), service charges on deposit accounts (9.6%), nonyield loan fees (16.4%), check card fee income (16.7%) and the increase in the cash surrender value of life insurance (11.6%).
In the Financial Review section of Park’s 2005 Annual Report (page 31 and 32 under “Other Income”), management projected that total other income would be $61.5 million in 2006 compared to $59.6 million in 2005, an increase of 3.2%. Management now anticipates that total other income for 2006 will increase by approximately 5.0% compared to 2005.
Gain (Loss) on Sale of Securities
There were no sales of securities during the first quarters of 2006 and 2005.
Other Expense
Total other expense increased by $608,000 or 1.8% to $35.0 million for the quarter ended March 31, 2006 compared to $34.4 million for the first quarter of 2005.
Salaries and employee benefits expense were $20.0 million for both the first quarter of 2006 and the first quarter of 2005. Full time equivalent employees were 1,835 at March 31, 2006 and 1,830 at March 31, 2005. Management changed the group medical insurance plan on January 1, 2006 requiring all participants to be in a co-pay program. The changes made to the medical plan have resulted in a decrease of expense of $220,000 during the first quarter of 2006 compared to the first quarter of 2005.
The sub category of “Other Expense” increased by $613,000 or 5.7% to $11.4 million for the first quarter of 2006 compared to $10.8 million for the first quarter of 2005. This increase was primarily due to increases in data processing expense, other professional fees and marketing expense.
In the Financial Review section of Park’s 2005 Annual Report (page 32 under “Other Expense”) management projected that other expense would be approximately $145 million in 2006 compared to $139.4 million in 2005, an increase of 4.0%. Management now anticipates that total other expense for 2006 will increase by approximately 3.0% compared to 2005. Park adopted SFAS 123R on January 1, 2006 using the “modified prospective” method (see Note 6). No stock options were granted during the first quarter of 2006 and accordingly no compensation expense was recognized. Management expects that no stock options will be granted until the second half of 2006 and that the compensation expense will not be greater than $1 million for 2006.
Federal Income Taxes
Federal income tax expense was $10.0 million for the first quarter of 2006 compared to $9.7 million for the first quarter of 2005. The ratio of federal income tax expense to income before taxes was approximately 29.6% in 2006 and 29.4% in 2005. The difference between the effective federal income tax rate and the statutory rate of 35% is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits. Park and its subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax expense is included in other expense. State tax expense was $693,000 for the first quarter of 2006 and $764,000 for the first quarter of 2005.

Comparison of Financial Condition
At March 31, 2006 and December 31, 2005
Changes in Financial Condition and Liquidity
Total assets increased slightly by $8 million or .2% to $5,444 million at March 31, 2006 compared to $5,436 million at December 31, 2005.
Total investment securities were $1,683 million at March 31, 2006 compared to $1,663 million at December 31, 2005, an increase of $20 million. The yield curve for investments remains relatively flat and as a result management does not expect to increase the investment portfolio during the second quarter of 2006.
Loan balances decreased by $10 million or .3% to $3,318 million at March 31, 2006 compared to $3,328 million at December 31, 2005. Management expects that loans will increase during the second quarter of 2006 as the demand for commercial and commercial real estate loans continues to be fairly strong and the demand for consumer loans has improved.
Total liabilities increased by $22 million or .4% to $4,899 million at March 31, 2006 compared to $4,877 million at December 31, 2005.
Total borrowed money decreased by $40 million or 3.8% to $989 million at March 31, 2006 compared to $1,029 million at December 31, 2005.
Total stockholders’ equity decreased by $13 million or 2.4% to $545 million at March 31, 2006 compared to $558 million at December 31, 2005. The decrease in total stockholders’ equity was due to an increase of $15 million in the accumulated other comprehensive loss and due to a $9 million increase in treasury stock. Long-term interest rates increased during the first quarter of 2006 and as a result the unrealized net holding loss on available-for-sale securities, net of taxes, increased to $25 million from $10 million. The number of treasury shares increased by 84,391 shares during the first quarter of 2006 as management purchased 96,427 common shares at a cost of $10.2 million and 12,036 common shares were reissued for stock options with related proceeds of $932,000.
The increase or decrease in the investment securities portfolio and short-term borrowings and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be acquired. Likewise, both short-term borrowings and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations is not sufficient to do so.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 60.9% at March 31, 2006 compared to 61.2% at December 31, 2005 and 57.2% at March 31, 2005. Cash and cash equivalents totaled $156 million at March 31, 2006 compared to $174 million at December 31, 2005 and $158 million at March 31, 2005. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at March 31, 2006 was $545 million or 10.01% of total assets compared to $558 million or 10.27% of total assets at December 31, 2005 and $556 million or 9.80% of total assets at March 31, 2005.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.37% at March 31, 2006 and 9.27% at December 31, 2005. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.18% at March 31, 2006 and 14.17% at December 31, 2005. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.54% at March 31, 2006 and 15.43% at December 31, 2005.
The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at March 31, 2006. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2006:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.82%	8.29%	11.00%
Richland Trust Company	6.04%	10.94%	12.20%
Century National Bank	6.14%	9.53%	11.85%
First-Knox National Bank	6.14%	9.20%	12.64%
Second National Bank	5.98%	9.79%	13.17%
United Bank, N.A.	6.02%	12.23%	13.49%
Security National Bank	5.71%	10.11%	14.36%
Citizens National Bank	5.99%	12.55%	18.01%
Park National Corporation	9.37%	14.18%	15.54%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2005 Annual Report for disclosure concerning contractual obligations and commitments at December 31, 2005. There has not been a material change in Park’s contractual obligations or commitments since year-end 2005.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Off-Balance Sheet Arrangements
See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments. Park is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The loan commitments are generally for variable rates of interest. See page 55 of Park’s 2005 Annual Report for additional information on loan commitments. There has not been a material change in Park’s off-balance sheet arrangements since year-end 2005.
Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 34 and 35 of Park’s 2005 Annual Report, which is incorporated by reference into Park’s 2005 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15 (f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Park National Corporation is not engaged in any legal proceedings of a material nature at the present time.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in Park’s 2005 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we may deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) Not applicable

(b.) Not applicable
(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2006:

			Total Number of	Maximum Number of
	Total Number	Average Price	Common Shares	Common Shares that
	of Common	Paid Per	Purchased as Part of	May Yet be Purchased
	Shares	Common	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs (2)	Programs (1)
January 1 thru January 31, 2006	62,538	$105.67	62,538	2,031,894
February 1 thru February 28, 2006	19,019	$108.16	19,019	2,006,155
March 1 thru March 31, 2006	14,870	$105.29	14,870	1,989,716
Total	96,427	$106.10	96,427	1,989,716

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced repurchase program to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. At March 31, 2006, 866,776 common shares remained authorized for repurchase under this stock repurchase authorization.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2006, incentive stock options covering 225,342 common shares were outstanding and 1,274,658 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of March 31, 2006, incentive stock options covering 555,527 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 780,869 common shares were outstanding as of March 31, 2006 and 1,274,658 common shares were available for future grants. With 932,587 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at March 31, 2006, an additional 1,122,940 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

(2)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase program.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
I.	Annual Meeting of Shareholders – April 17, 2006:
(a.)	On April 17, 2006, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 22, 2006 record date, 14,017,535 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 12,753,155 or 90.98% of the outstanding common shares entitled to vote were represented by proxy or in person.

(b.)	Directors elected at the Annual Meeting for a three year term:

James J. Cullers
12,154,422	For	27,945	Withheld	116,334	Abstain

William T. McConnell
12,141,544	For	40,823	Withheld	116,334	Abstain

Michael J. Menzer
12,151,465	For	30,902	Withheld	116,334	Abstain

William A. Phillips
12,136,192	For	46,175	Withheld	116,334	Abstain

Other directors whose term of office continued after the Annual Meeting:
Maureen Buchwald
C. Daniel DeLawder
Harry O. Egger
F. William Englefield IV
John J. O’Neill
J. Gilbert Reese
Rick R. Taylor
David L. Trautman
Leon Zazworsky
At the meeting of the Board of Directors (“the Park Board”) of Park National Corporation held on April 17, 2006, the Park Board elected Robert E. Dixon as a director of Park, serving in the class of directors whose terms of office will expire at the 2008 Annual Meeting of Shareholders.
(c.) See Item (b.) for the voting results for directors.

Adoption of Amendments to Section 1.04 of Park’s Regulations:

10,685,743	For	54,585	Withheld	36,739	Abstain	1,976,088	Broker Non-Vote

Adoption of Amendment to Section 1.11 of Park’s Regulations:

10,691,889	For	34,462	Withheld	50,716	Abstain	1,976,088	Broker Non-Vote

(d.) Not Applicable

Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits

3.1	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [For purposes of SEC reporting compliance only]

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PARK NATIONAL CORPORATION

DATE: May 5, 2006	BY: /s/ C. Daniel DeLawder

C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: May 5, 2006	BY: /s/ John W. Kozak

John W. Kozak
Chief Financial Officer