Form 10-Q
period 2006-06-30
PARK NATIONAL CORP /OH/
filed 2006-08-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☐ No ☑
13,882,363 Common shares, no par value per share, outstanding at July 31, 2006.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
 (dollars in thousands)

	June 30,	December 31,
	2006	2005

Assets:
Cash and due from banks	$170,603	$169,690
Money market instruments	25,091	4,283
Interest bearing deposits	1	300
Securities available-for-sale, at fair value (amortized cost of $1,364,513 and $1,424,955 at June 30, 2006 and December 31, 2005)	1,312,131	1,409,351
Securities held-to-maturity, at amortized cost (fair value approximates $172,984 and $190,425 at June 30, 2006 and December 31, 2005)	186,278	195,953
Other investment securities	59,535	58,038

Loans (net of unearned interest)	3,368,095	3,328,112
Allowance for loan losses	69,698	69,694
Net loans	3,298,397	3,258,418

Bank premises and equipment, net	47,080	47,172
Bank owned life insurance	111,413	109,600
Goodwill and other intangible assets	67,914	69,188
Other assets	134,004	114,055

Total assets	$5,412,447	$5,436,048

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$685,545	$667,328
Interest bearing	3,163,531	3,090,429

Total deposits	3,849,076	3,757,757

Short-term borrowings	434,550	314,074
Long-term debt	517,715	714,784
Other liabilities	71,627	91,003

Total liabilities	4,872,968	4,877,618

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,272,258 shares issued in 2006 and 15,271,574 shares issued in 2005)	208,404	208,365
Retained earnings	498,834	476,889
Treasury stock (1,339,709 shares in 2006 and 1,178,948 shares in 2005)	(133,711)	(116,681)
Accumulated other comprehensive income (loss), net of taxes	(34,048)	(10,143)

Total stockholders’ equity	539,479	558,430

Total liabilities and stockholders’ equity	$5,412,447	$5,436,048

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
 (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest and dividends income:

Interest and fees on loans	$63,215	$54,531	$123,148	$106,771

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	19,038	23,105	38,602	44,549
Obligations of states and political subdivisions	945	1,180	1,922	2,354

Other interest income	100	112	222	213

Total interest and dividends income	83,298	78,928	163,894	153,887

Interest expense:

Interest on deposits:
Demand and savings deposits	6,244	3,522	11,248	6,490
Time deposits	13,398	10,118	25,714	19,455

Interest on borrowings:
Short-term borrowings	4,104	1,835	7,229	3,226
Long-term debt	5,730	8,041	12,462	14,859

Total interest expense	29,476	23,516	56,653	44,030

Net interest income	53,822	55,412	107,241	109,857

Provision for loan losses	1,467	1,325	1,467	2,407

Net interest income after provision for loan losses	52,355	54,087	105,774	107,450

Other income:
Income from fiduciary activities	$3,432	$3,040	$6,708	$5,967
Service charges on deposit accounts	4,984	4,384	9,447	8,457
Other service income	2,800	2,763	5,527	5,106
Other	5,112	5,267	10,039	10,036

Total other income	16,328	15,454	31,721	29,566

Gain (loss) on sale of securities	—	96	—	96
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
 (dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Other expense:

Salaries and employee benefits	$19,520	$19,551	$39,566	$39,552
Occupancy expense	2,182	2,151	4,444	4,431
Furniture and equipment expense	1,355	1,381	2,691	2,749
Other expense	11,799	11,251	23,167	22,006

Total other expense	34,856	34,334	69,868	68,738

Income before federal income taxes	33,827	35,303	67,627	68,374

Federal income taxes	9,941	10,533	19,934	20,262

Net income	$23,886	$24,770	$47,693	$48,112

Per Share:

Net income:
Basic	$1.71	$1.73	$3.41	$3.36

Diluted	$1.70	$1.72	$3.39	$3.33

Weighted average
Basic	13,977,432	14,312,032	14,005,896	14,321,647

Diluted	14,010,407	14,379,463	14,053,151	14,427,549

Cash dividends declared	$0.92	$0.90	$1.84	$1.80

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2006 and 2005	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2004	$208,251	$433,260	($91,392)	$12,442
Net Income		48,112			$48,112
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($2,024)				(3,758)	(3,758)

Total comprehensive income					$44,354

Cash dividends on common stock at $1.80 per share		(25,783)
Shares issued for stock options - 1,917	61
Tax benefit from exercise of stock options	57
Treasury stock purchased - 82,684 shares			(8,794)
Treasury stock reissued for stock options - 41,048 shares			3,618

BALANCE AT JUNE 30, 2005	$208,369	$455,589	($96,568)	$8,684

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	($116,681)	($10,143)
Net Income		47,693			$47,693
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($12,872)				(23,905)	(23,905)

Total comprehensive income					$23,788

Cash dividends on common stock at $1.84 per share		(25,748)
Cash payment for fractional shares in dividend reinvestment plan	(3)
Shares issued for stock options - 684	24
Tax benefit from exercise of stock options	18
Treasury stock purchased - 195,761 shares			(19,890)
Treasury stock reissued for stock options - 35,000 shares			2,860

BALANCE AT JUNE 30, 2006	$208,404	$498,834	($133,711)	($34,048)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Operating activities:

Net income	$47,693	$48,112

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization, net	(72)	1
Stock dividends on Federal Home Loan Bank stock	(1,497)	(1,156)
Provision for loan losses	1,467	2,407
Amortization of core deposit intangibles	1,274	1,274
Realized investment securities gains	—	(96)

Changes in assets and liabilities:
Increase in other assets	(8,889)	(16,394)
Decrease in other liabilities	(6,376)	(6,666)

Net cash provided from operating activities	33,600	27,482

Investing activities:

Proceeds from sales of:
Available-for-sale securities	—	131,794
Proceeds from maturity of:
Available-for-sale securities	187,937	177,295
Held-to-maturity securities	9,675	17,588
Purchases of:
Available-for-sale securities	(126,527)	(113,112)
Held-to-maturity securities	—	(187,420)
Net increase in other investments	—	(1,829)
Net decrease in interest bearing deposits with other banks	299	997
Net increase in loans	(39,503)	(4,320)
Loans sold with branch office	—	5,273
Cash paid for acquisition, net	—	(39,227)
Purchases of premises and equipment, net	(2,747)	(5,356)

Net cash provided from (used by) investing activities	29,134	(18,317)
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005

Financing activities:

Net increase in deposits	$91,319	$48,080
Deposits sold with branch office	—	($12,419)
Net increase in short-term borrowings	120,476	42,366
Proceeds from exercise of stock options	2,902	3,736
Purchase of treasury stock	(19,890)	(8,794)
Cash payment for fractional shares in dividend reinvestment plan	(3)	—
Long-term debt issued	—	100,939
Repayment of long-term debt	(197,069)	(113,431)
Cash dividends paid	(38,748)	(38,671)

Net cash (used by) provided from financing activities	(41,013)	21,806

Increase in cash and cash equivalents	21,721	30,971

Cash and cash equivalents at beginning of year	173,973	161,829

Cash and cash equivalents at end of period	$195,694	$192,800

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$56,560	$42,630

Income taxes	$12,633	$12,900

Summary of business acquisition:
Fair value of assets acquired		$185,372
Cash paid for purchase of First Clermont Bank		(52,500)
Fair value of liabilities assumed		161,241

Goodwill recognized		$28,369

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2006 and 2005.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended June 30, 2006 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2006.
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
Effective January 1, 2006, Park adopted Financial Accounting Standards Board Statement No. 123R (revised 2004), “Share-Based Payment” (“SFAS 123R”) which amends SFAS 123, “Accounting for Stock-Based Compensation”, and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R permits public companies to adopt its requirements using one of two methods. The “modified prospective” method recognizes compensation for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. The “modified retrospective” method includes the requirements of the “modified prospective” method described above, but also permits entities to restate prior period results based on the amounts previously recognized under SFAS 123 for purposes of pro-forma disclosures. Park has elected to adopt SFAS 123R using the “modified prospective” method and accordingly will not restate prior period results. See Note 6 for a more detailed description of Park’s adoption of SFAS 123R.
Park does not have any off-balance sheet derivative financial instruments such as interest-rate swap agreements.

Note 2 — Acquisition, Branch Sale and Intangible Assets
On January 3, 2005, Park acquired all of the stock of First Clermont Bank (“First Clermont”) of Milford, Ohio for $52,500,000 in an all cash transaction accounted for as a purchase. Immediately following Park’s stock acquisition, First Clermont merged with Park’s subsidiary, The Park National Bank. First Clermont is being operated as a separate division of The Park National Bank and is now operating under the name of The Park National Bank of Southwest Ohio & Northern Kentucky. The goodwill recognized as a result of this acquisition was $28,369,000. The fair value of the acquired assets of First Clermont was $185,372,000 and the fair value of the liabilities assumed was $161,241,000 at January 3, 2005.
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
The following table shows the activity in goodwill and core deposit intangibles during the first six months of 2006.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2005	$61,696	$7,492	$69,188
Amortization	—	<1,274>	<1,274>
June 30, 2006	$61,696	$6,218	$67,914
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. Goodwill was evaluated for impairment during the first quarter of 2006, and no impairment charge was necessary.
Core deposit intangibles are being amortized to expense using the straight-line method over periods ranging from six to twelve years. Core deposit intangibles amortization expense was $637,000 for both the second quarter of 2006 and the second quarter of 2005 and was $1,274,000 for both the first six months of 2006 and the first six months of 2005.
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

The following table shows the activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2006	2005	2006	2005
Average Loans (Net of Unearned Interest)	$3,337,351	$3,259,676	$3,324,535	$3,256,545

Allowance for Loan Losses:
Beginning Balance	$69,695	$70,322	$69,694	$68,328

Charge-Offs:
Commercial, Financial and Agricultural	318	655	620	1,033
Real Estate — Construction	200	36	500	46
Real Estate — Residential	371	115	784	220
Real Estate — Commercial	252	271	399	928
Consumer	1,437	1,815	2,855	3,143
Lease Financing	21	52	37	165

Total Charge-Offs	2,599	2,944	5,195	5,535

Recoveries:
Commercial, Financial and Agricultural	169	209	530	682
Real Estate — Construction	—	92	—	173
Real Estate — Residential	132	169	355	290
Real Estate — Commercial	18	295	1,083	313
Consumer	764	820	1,675	1,749
Lease Financing	52	64	89	96

Total Recoveries	1,135	1,649	3,732	3,303

Net Charge-Offs	1,464	1,295	1,463	2,232

Provision Charged to Earnings	1,467	1,325	1,467	2,407
Allowance for Loan Losses of Acquired Bank	—	—	—	1,849

Ending Balance	$69,698	$70,352	$69,698	$70,352

Ratio of Net Charge-Offs to Average Loans	.18%	.16%	.09%	.14%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.07%	2.14%	2.07%	2.14%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005.
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net Income	$23,886	$24,770	$47,693	$48,112

Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	13,977,432	14,312,032	14,005,896	14,321,647
Effect of Dilutive Securities	32,975	67,431	47,255	105,902

Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	14,010,407	14,379,463	14,053,151	14,427,549

Earnings per Share:
Basic Earnings Per Share	$1.71	$1.73	$3.41	$3.36
Diluted Earnings Per Share	$1.70	$1.72	$3.39	$3.33
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
Operating Results for the Three Months Ended June 30, 2006 (In Thousands)

	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	All Other		TOTAL
Net Interest Income	$17,989	$4,621	$6,435	$7,692	$1,939	$2,957	$7,669	$1,373		$3,147	$53,822
Provision for Loan Losses	701	70	70	150	20	80	150	40		186	1,467
Other Income	6,982	1,217	2,171	1,896	571	602	2,357	392		140	16,328
Other Expense	11,695	2,845	3,954	4,237	1,593	1,879	4,938	1,091		2,624	34,856
Net Income	$8,546	$1,935	$3,035	$3,443	$616	$1,127	$3,322	$433		$1,429	$23,886
Balances at June 30, 2006
Assets	$2,043,457	$492,595	$723,694	$766,713	$219,304	$387,075	$915,180	$160,785	$	<296,356>	$5,412,447

Operating Results for the Three Months Ended June 30, 2005 (In Thousands)

									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$17,519	$5,113	$6,970	$7,776	$2,153	$3,519	$7,960	$1,582	$2,820	$55,412
Provision for Loan Losses	200	140	220	282	60	60	170	50	143	1,325
Other Income	6,604	1,161	1,851	1,757	521	555	2,482	382	237	15,550
Other Expense	11,572	2,670	3,851	4,082	1,553	1,898	4,949	1,108	2,651	34,334
Net Income	$8,368	$2,300	$3,150	$3,439	$721	$1,471	$3,579	$557	$1,185	$24,770
Balances at June 30, 2005
Assets	$1,920,785	$506,913	$745,381	$774,384	$241,486	$397,946	$944,064	$185,490	$ <83,130>	$5,633,319
Operating Results for the Six Months Ended June 30, 2006 (In Thousands)

									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$35,780	$9,342	$12,914	$15,153	$3,890	$6,038	$15,204	$2,759	$6,161	$107,241
Provision for Loan Losses	613	170	40	155	<180>	55	200	40	374	1,467
Other Income	13,626	2,314	4,100	3,963	1,072	1,160	4,393	810	283	31,721
Other Expense	23,103	5,554	8,188	8,582	3,184	3,816	10,076	2,160	5,205	69,868
Net Income	$17,381	$3,926	$5,825	$6,871	$1,333	$2,338	$6,285	$932	$2,802	$47,693
Operating Results for the Six Months Ended June 30, 2005 (In Thousands)

									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$34,554	$10,326	$14,007	$15,314	$4,387	$6,970	$15,521	$3,210	$5,568	$109,857
Provision for Loan Losses	840	170	90	612	70	70	165	100	290	2,407
Other Income	12,637	2,208	3,571	3,541	983	1,061	4,539	740	382	29,662
Other Expense	23,097	5,364	7,806	8,261	3,079	3,916	9,769	2,264	5,182	68,738
Net Income	$15,783	$4,633	$6,417	$6,649	$1,508	$2,818	$6,817	$1,087	$2,400	$48,112
The operating results of the Parent Company and Guardian Finance Company (GFC) in the All Other column are used to reconcile the segment totals to the consolidated income statements for the periods ended June 30, 2006 and 2005. The reconciling amounts for consolidated total assets for both of the periods ended June 30, 2006 and 2005 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 6 — Stock Option Plans
Effective January 1, 2006, Park adopted SFAS 123R using the “modified prospective” method and accordingly will not restate prior period results. SFAS 123R requires that compensation expense be recognized for all stock options granted after the date of adoption and for all previously granted stock options that become vested after the date of adoption. Prior to January 1, 2006, Park accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, no stock-based employee compensation cost was reflected in net income as all stock options granted under the Park stock option plans had an exercise price equal to the market value of the underlying common stock on the grant date.
Park did not grant any stock options during the first six months of 2006. Additionally, no stock options became vested during the first six months of 2006. The adoption of SFAS 123R on January 1, 2006 had no impact on Park’s net income for the first six months of 2006.

The following table summarizes stock option activity during the first half of 2006.

		Weighted	Weighted
		Average Exercise	Average Fair
	Stock Options	Price Per Share	Value Per Share
Outstanding at December 31, 2005	818,182	$99.78	$13.50
Granted	—	—	—
Exercised	<35,684>	80.81	15.02
Forfeited/Expired	<78,419>	89.83	15.07
Outstanding at June 30, 2006	704,079	$101.85	$13.25
All of the stock options outstanding at June 30, 2006 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2006 was $3,444,087.
The intrinsic value of the stock options exercised during the second quarter of 2006 was $275,000 and $675,000 for the first half of 2006 compared to $293,000 for the second quarter of 2005 and $864,000 for the first half of 2005. The weighted average contractual remaining term was 2.6 years for the stock options outstanding at June 30, 2006.
Park granted 227,000 incentive stock options during the second quarter of 2005. The following table illustrates the effect on net income and earnings per share had Park applied fair value recognition to stock-based employee compensation in 2005.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in Thousands, Except Per Share Data)	2005	2005
Net income as reported	$24,770	$48,112
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(3,664)	(3,664)

Pro forma net income	$21,106	$44,448

Basic earnings per share as reported	$1.73	$3.36
Pro forma basic earnings per share	$1.47	$3.10
Diluted earnings per share as reported	$1.72	$3.33
Pro forma diluted earnings per share	$1.47	$3.08
The fair value was computed at the date of grant (in the second quarter of 2005) using a Black-Scholes option pricing model with the assumptions listed below.

Assumptions	2005
Risk-Free Interest Rate	3.77%
Dividend Yield	3.00%
Volatility Factor of the Market Price	.198
Weighted Average Expected Life of Options	4 years

Note 6 — Stock Option Plans — (Continued)
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 and 1995 Incentive Stock Option Plans are to be treasury shares. At June 30, 2006, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 690,093 common shares were outstanding. The remaining outstanding stock options at June 30, 2006 covering 13,986 common shares pertain to a stock option plan assumed by Park in the acquisition of Security Banc Corporation in 2001. At June 30, 2006, Park held 925,372 treasury shares that are allocated for the stock option plans (including the Security Plan). Management anticipates that very few, if any, additional shares of Park common stock will be repurchased within the next twelve months for the stock option plans.
Note 7 — Loans
The composition of the loan portfolio is as follows:

	June 30,	December 31,
(In Thousands)	2006	2005
Commercial, Financial and Agricultural	$524,617	$512,636
Real Estate:
Construction	197,071	193,185
Residential	1,293,374	1,287,438
Commercial	828,894	823,354
Consumer	511,261	494,975
Leases	12,878	16,524

Total Loans	$3,368,095	$3,328,112

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

(In Thousands)

		Gross
June 30, 2006		Unrealized	Gross Unrealized		Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$50,985	$—	$	<1,169>	$49,816
Obligation of States and Political Subdivisions	61,623	981		<20>	62,584
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,250,301	476		<53,331>	1,197,446
Equity Securities	1,604	737		<56>	2,285

Total	$1,364,513	$2,194	$	<54,576>	$1,312,131

		Gross
June 30, 2006		Unrecognized	Gross Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$16,658	$156	$—	$16,814
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	169,620	1	<13,451>	156,170

Total	$186,278	$157	$ <13,451>	$172,984

(In Thousands)

		Gross
December 31, 2005		Unrealized	Gross Unrealized		Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$998	$—	$	<2>	$996
Obligation of States and Political Subdivisions	66,181	1,740		<15>	67,906
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,356,233	1,823		<19,629>	1,338,427
Equity Securities	1,543	527		<48>	2,022

Total	$1,424,955	$4,090	$	<19,694>	$1,409,351

		Gross
December 31, 2005		Unrecognized	Gross Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$17,430	$308	$—	$17,738
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	178,523	2	<5,838>	172,687

Total	$195,953	$310	$ <5,838>	$190,425

Note 9 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	June 30,	December 31,
(In Thousands)	2006	2005
Federal Home Loan Bank Stock	$53,656	$52,159
Federal Reserve Bank Stock	5,879	5,879

Total	$59,535	$58,038

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
The following table shows the components of net periodic benefit expense.

	(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service Cost	$795	$671	$1,590	$1,342
Interest Cost	722	689	1,443	1,378
Expected Return on Plan Assets	<994>	<834>	<1,988>	<1,668>
Amortization of Prior Service Cost	3	3	7	6
Recognized Net Actuarial Loss	139	136	277	272

Benefit Expense	$665	$665	$1,329	$1,330

Note 11 — Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The Task Force believed that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. At June 30, 2006, Park and its subsidiary banks owned $111 million of bank owned life insurance. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. The comment period for this draft abstract ends on August 4, 2006. The draft abstract of EITF Issue No. 06-4 could be effective for fiscal years beginning after December 15, 2006. The management of Park believes that if EITF Issue No. 06-4 is adopted in its present form, it may have a material impact on Park’s financial statements. Park’s management will closely monitor the status of EITF Issue No. 06-4. If EITF Issue No. 06-4 is adopted as proposed, Park may amend its split-dollar life insurance arrangements to eliminate some of the postretirement benefits.
In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of SFAS Nos. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, Park’s ability to execute its business plan, changes in general economic and financial market conditions, changes in the competitive environment, changes in banking regulations or other regulatory or legislative requirements affecting bank holding companies and changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or regulatory agencies. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in Park’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of Park’s 2005 Form 10-K. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statement except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2005 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of its financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2006, Park had core deposit intangibles of $6.2 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2006 and no impairment charge was necessary.
Comparison of Results of Operations
For the Three and Six Month Periods Ended
June 30, 2006 and 2005
Summary Discussion of Results
Net income decreased by $884,000 or 3.6% to $23.9 million for the three months ended June 30, 2006 compared to $24.8 million for the same period in 2005. For the first half of 2006, net income decreased by $419,000 or .9% to $47.7 million compared to $48.1 million for the same period in 2005. The annualized, net income to average asset ratio (ROA) was 1.78% for both the three and six month periods ended June 30, 2006 compared to 1.75% for the second quarter of 2005 and 1.72% for the first six months of 2005. The annualized, net income to average equity ratio (ROE) was 17.89% for the second quarter of 2006 and 17.77% for the first half of 2006 compared to 17.81% for the second quarter of 2005 and 17.37% for the first half of 2005.
Diluted earnings per share decreased by 1.2% to $1.70 for the second quarter of 2006 compared to $1.72 for the second quarter of 2005. Diluted earnings per share increased by 1.8% to $3.39 for the first half of 2006 compared to $3.33 for the first half of 2005.
The following table explains the change in net income for the three and six month periods ended June 30, 2006 compared to the same periods in 2005.

	June 30, 2006 compared to June 30, 2005
	Three Months		Six Months
Decrease in Net Interest Income	$	<1,590>	$	<2,616>
(Increase) Decrease in Provision for Loan Losses		<142>		940
Increase in Other Income		874		2,155
Decrease in Gain on Sale of Securities		<96>		<96>
Increase in Operating Expenses		<522>		<1,130>
Decrease in Income Before Taxes		<1,476>		<747>
Decrease in Federal Income Taxes		592		328
Decrease in Net Income	$	<884>	$	<419>

Over the next several pages, management will explain in detail the changes in net income for the three and six month periods ended June 30, 2006 compared to the same periods in 2005.
Net Interest Income Comparison for the Second Quarter of 2006 and 2005
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income decreased by $1.6 million or 2.9% to $53.8 million for the second quarter of 2006 compared to $55.4 million for the second quarter of 2005. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2006 with the same quarter of 2005.
Three Months Ended June 30,
(In Thousands)

	2006		2005
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,337,351	7.61%	$3,259,676	6.73%
Taxable Investments	1,554,684	4.91%	1,908,841	4.85%
Tax Exempt Investments	79,814	7.06%	96,379	7.25%
Money Market Instruments	7,457	5.39%	14,353	3.13%

Interest Earning Assets	$4,979,306	6.76%	$5,279,249	6.05%

Interest Bearing Deposits	$3,160,283	2.49%	$3,206,866	1.71%
Short-Term Borrowings	392,760	4.21%	306,910	2.40%
Long-Term Debt	540,835	4.25%	908,312	3.55%

Interest Bearing Liabilities	$4,093,878	2.89%	$4,422,088	2.13%
Excess Interest Earning Assets	$885,428	—	$857,161	—
Net Interest Spread		3.87%		3.92%
Net Interest Margin		4.38%		4.26%
Average interest earning assets decreased by $300 million or 5.7% to $4,979 million for the three months ended June 30, 2006 compared to $5,279 million for the same quarter in 2005. This decrease is primarily due to the decrease in average investment securities, including money market instruments, of $378 million or 18.7% to $1,642 million for the second quarter of 2006 compared to $2,020 million for the same period in 2005.
Average loans increased by $78 million or 2.4% to $3,337 million for the second quarter of 2006 compared to the same quarter in 2005. Total loans outstanding increased by $50 million during the second quarter of 2006 to $3,368 million at June 30, 2006 compared to $3,318 million at March 31, 2006. The demand for commercial and commercial real estate loans and for consumer loans secured by automobiles was relatively strong during the second quarter of 2006. For the first six months of 2006, total loans have increased by $40 million. Management expects that total loans will increase by a similar amount ($40 to $60 million) during the second half of 2006.

The average yield on the loan portfolio was 7.61% for the second quarter of 2006 compared to 6.73% for the second quarter of 2005. The average prime lending rate was 7.90% for the three months ended June 30, 2006 compared to 5.91% for the same period in 2005. Management expects that the average yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher interest rates during the second half of 2006.
Average investment securities (as referenced earlier), including money market instruments, were $1,642 million for the second quarter of 2006 compared to $2,020 million for the second quarter of 2005. The following table compares the average balance of total investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	June	March	December	September	June
(Dollars in Thousands)	2006	2006	2005	2005	2005
Average Investment Securities	$1,641,955	$1,693,345	$1,723,609	$1,829,244	$2,019,573
Average Federal Funds Rate	4.91%	4.46%	3.98%	3.46%	2.94%
Average Five Year Treasury Rate	4.99%	4.55%	4.39%	4.04%	3.87%
Management has reduced the amount of purchases of investment securities during the past four quarters due to the small spread between the yield on investment securities that Park purchases and the federal funds rate. This strategy has caused the average balance of investment securities to decrease. The funds generated from the reduction of the investment portfolio have been used to reduce borrowings and fund the increase in loans. As indicated in the table, the spread between the average federal funds rate and the average rate of a five year U.S. Treasury security has narrowed with the increase in short-term interest rates. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury Security. Management expects that the average balance of investment securities will continue to decrease in 2006.
The average yield on taxable investment securities was 4.91% for the second quarter of 2006 compared to 4.85% for the same period in 2005. The tax equivalent yield on tax exempt investment securities was 7.06% for the second quarter of 2006 compared to 7.25% for the same period in 2005. No tax exempt securities were purchased during the past twelve months.
At June 30, 2006, the tax equivalent yield on the total investment portfolio was 4.96% and the average maturity was 4.9 years. U.S. Government Sponsored Entities’ asset-backed securities were approximately 88% of the total investment portfolio at the end of the second quarter of 2006. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.0 years with a 100 basis point increase in long-term interest rates and to 5.2 years with a 200 basis point increase in long-term interest rates.
Average interest bearing liabilities decreased by $328 million or 7.4% to $4,094 million for the three months ended June 30, 2006 compared to the same quarter in 2005. The average cost of interest bearing liabilities increased to 2.89% for the second quarter of 2006 compared to 2.13% for the same period in 2005.

Average interest bearing deposits decreased by $47 million or 1.5% to $3,160 million for the second quarter of 2006 compared to the second quarter of 2005. This decrease was primarily due to a decrease in the average balance of certificates of deposits of $40 million or 2.5% to $1,519 million. The average cost of interest bearing deposits increased to 2.49% for the second quarter of 2006 compared to 1.71% for the same quarter in 2005. Management has concentrated on controlling the cost of interest bearing deposits and as a result, Park has experienced a decrease in certain rate sensitive deposits.
Average total borrowings were $934 million for the second quarter of 2006 compared to $1,215 million for the second quarter of 2005. The average cost of total borrowings was 4.23% for the second quarter of 2006 compared to 3.26% for the same period in 2005.
The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 5 basis points to 3.87% for the second quarter of 2006 compared to 3.92% for the same period in 2005. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) increased by 12 basis points to 4.38% for the second quarter of 2006 compared to 4.26% for the same period in 2005. The decrease in net interest income of $1.6 million or 2.9% for the second quarter of 2006 compared to the second quarter of 2005 was primarily due to the $300 million or 5.7% decrease in average interest earning assets.
Net Interest Income Comparison for the First Half of 2006 and 2005
Net interest income decreased by $2.6 million or 2.4% to $107.2 million for the six months ended June 30, 2006 compared to the first half of 2005. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2006 with the same period in 2005.
Six Months Ended June 30,
(In Thousands)

	2006		2005
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,324,535	7.48%	$3,256,545	6.63%
Taxable Investments	1,577,856	4.93%	1,842,853	4.87%
Tax Exempt Investments	81,213	7.00%	97,709	7.15%
Money Market Instruments	8,407	5.33%	12,070	3.58%

Interest Earning Assets	$4,992,011	6.67%	$5,209,177	6.01%

Interest Bearing Deposits	$3,143,538	2.37%	$3,208,382	1.63%
Short-Term Borrowings	370,353	3.94%	293,626	2.22%
Long-Term Debt	596,443	4.21%	$861,636	3.48%

Interest Bearing Liabilities	$4,110,334	2.78%	$4,363,644	2.03%
Excess Interest Earning Assets	$881,677	—	$845,533	—
Net Interest Spread		3.89%		3.98%
Net Interest Margin		4.38%		4.31%

Average interest earning assets decreased by $217 million or 4.2% to $4,992 million for the six months ended June 30, 2006 compared to the same period in 2005. This decrease is primarily due to the decrease in average investment securities, including money market instruments, of $285 million or 14.6% to $1,667 million for the first half of 2006 compared to the same period in 2005.
Average loans increased by $68 million or 2.1% to $3,325 million for the first half of 2006 compared to the same period in 2005. The average yield on loans increased to 7.48% for the first half of 2006 compared to 6.63% for the same period in 2005. The average prime lending rate was 7.67% for the first half of 2006 compared to 5.69% for the same period in 2005. Management expects that the average yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher interest rates during the second half of 2006.
Average investment securities, including money market instruments, were $1,667 million for the first six months of 2006 compared to $1,953 million for the same period in 2005. The average yield on taxable investment securities was 4.93% for the first half of 2006 compared to 4.87% for the same period in 2005. The yield on taxable investment securities is expected to remain approximately the same during the second half of 2006.
Average interest bearing liabilities decreased by $253 million or 5.8% to $4,110 million for the first half of 2006 compared to the same period in 2005. The average cost of interest bearing liabilities increased to 2.78% for the first six months of 2006 compared to 2.03% for the same period in 2005. The average federal funds rate was 4.68% for the first half of 2006 compared to 2.71% for the first half of 2005.
Average interest bearing deposits decreased by $65 million or 2.0% to $3,144 million for the first six months of 2006 compared to the same period in 2005. The average cost of interest bearing deposits increased to 2.37% for the first half of 2006 compared to 1.63% for the same period in 2005. Management has concentrated on controlling the cost of interest bearing deposits and as a result, Park has experienced a decrease in certain rate sensitive deposits.
Average total borrowings were $967 million for the first six months of 2006 compared to $1,155 million for the first half of 2005. The average cost of total borrowings was 4.11% for the first half of 2006 compared to 3.17% for the first six months of 2005.
The net interest spread decreased by 9 basis points to 3.89% in 2006 compared to 3.98% in 2005. The net interest margin increased by 7 basis points to 4.38% for the first six months of 2006 compared to 4.31% for the same period in 2005. The decrease in net interest income of $2.6 million or 2.4% for the first six months of 2006 compared to the same period in 2005 was primarily due to the $217 million or 4.2% decrease in average interest earning assets for the first half of 2006 compared to the first half of 2005.
In the Financial Review section of Park’s 2005 Annual Report to Shareholders (pages 28, 29 and 30), management projected the following for 2006; year-end loan balances would increase by 3% to 5% (page 29 under “Investment of Funds-Loans”), average total deposits would increase by 1% to 2% (page 28 under “Source of Funds-Deposits”) and net interest income would increase by 2% to 3% in 2006 with a net interest margin between 4.35% to 4.40% (page 30 under “Earnings Results”).

Loans decreased by $10 million during the first quarter of 2006 and increased by $50 million during the second quarter of 2006 for an overall increase of $40 million for the first six months of 2006. This increase for the first half of 2006 represents an annualized growth rate of 2.4%. Management expects that loans will increase during the second half of 2006, but anticipates that the annual growth rate for the year may be a little less than 3%.
Average total deposits (noninterest bearing and interest bearing) were $3,829 million for the second quarter of 2006 compared to $3,781 million for the first quarter of 2006 compared to $3,801 million for the fourth quarter of 2005. Management continues to expect that average total deposits will increase by 1% to 2% in 2006.
The following table displays net interest income, average interest earning assets and the net interest margin for the past five quarters.

	June	March	December	September	June
	2006	2006	2005	2005	2005
Net Interest Income	$53,822	$53,419	$55,156	$55,551	$55,412
Average Interest Earning Assets	$4,979,306	$5,004,921	$5,035,512	$5,115,656	$5,279,249
Net Interest Margin	4.38%	4.37%	4.39%	4.36%	4.26%
Management now anticipates that net interest income for 2006 will be slightly less (.5% to 1%) than net interest income for 2005 of $220.6 million. The projected results for the third quarter of 2006 indicate that net interest income will be approximately 1% less than the third quarter of 2005. The net interest margin for 2006 is expected to be approximately 4.40%. The above table indicates that average interest earning assets have decreased for each of the past four quarters. This decrease has resulted from a decrease in the average balance of investment securities. Management expects that the average balance of interest earning assets in the second half of 2006 will continue to be below the comparable period in 2005 until additional investment securities are purchased.
Provision for Loan Losses
The provision for loan losses increased by $142,000 to $1,467,000 for the second quarter of 2006 compared to $1,325,000 for the same period in 2005. Net loan charge-offs were $1,464,000 for the three months ended June 30, 2006 compared to $1,295,000 for the same period in 2005. Net loan charge-offs as an annualized percentage of average loans were .18% for the second quarter of 2006 compared to .16% for the second quarter of 2005.
The provision for loan losses decreased by $940,000 to $1,467,000 for the first six months of 2006 compared to $2,407,000 for the same period in 2005. Net loan charge-offs were $1,463,000 for the first half of 2006 compared to $2,232,000 for the same period in 2005. Net loan charge-offs as an annualized percentage of average loans was .09% for the first half of 2006 and .14% for the same period in 2005. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses and for the detail on loan charge-offs and recoveries.
The reserve for loan losses as a percentage of outstanding loans was 2.07% at June 30, 2006 compared to 2.09% at December 31, 2005 and 2.14% at June 30, 2005. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $29.1 million or .86% of loans at June 30, 2006 compared to $30.0 million or .90% of loans at December 31, 2005 and $28.3 million or .86% of loans at June 30, 2005.

Park’s net loan charge-off ratio for the past five years has been .18% for 2005, .28% for 2004, ..43% for 2003, .48% for 2002 and .37% for 2001. Management expects that the annualized net loan charge-off ratio for the second half of 2006 may approximate the annualized net loan charge-off ratio of .18% experienced in the second quarter of 2006 and for all of 2005. Management currently expects that the provision for loan losses in 2006 will approximate the net loan charge-offs. However, this is dependent upon the risk factors discussed in Note 3 of the Notes to Consolidated Financial Statements.

	June 30,	December 31,
Nonperforming Assets	2006	2005
	(Dollars in Thousands)
Nonaccrual Loans	$13,567	$14,922
Renegotiated Loans	9,520	7,441
Loans Past Due 90 Days or More	6,011	7,661
Total Nonperforming Loans	29,098	30,024
Other Real Estate Owned	3,460	2,368
Total Nonperforming Assets	$32,558	$32,392

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.86%	.90%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	.97%	.97%
Percentage of Nonperforming Assets to Total Assets	.60%	.60%
Total Other Income
Total other income increased by $874,000 or 5.7% to $16.3 million for the three months ended June 30, 2006 and increased by $2.2 million or 7.3% to $31.7 million for the six months ended June 30, 2006 compared to the same periods in 2005.
The following table is a summary of the changes in the components of total other income.
(In Thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Change	2006	2005	Change
Fees from Fiduciary Activities	$3,432	$3,040	$392	$6,708	$5,967	$741
Service Charges on Deposit Accounts	4,984	4,384	600	9,447	8,457	990
Nonyield Loan Fees	2,800	2,763	37	5,527	5,106	421
Check Card Fee Income	1,318	1,123	195	2,522	2,155	367
ATM Fee Income	860	823	37	1,652	1,584	68
CSV Life Insurance	999	916	83	1,998	1,811	187
Other Income	1,935	2,405	<470>	3,867	4,486	<619>

Total	$16,328	$15,454	$874	$31,721	$29,566	$2,155

The increase in total other income for both the three and six month periods ended June 30, 2006 was primarily due to increases in fees from fiduciary activities and service charges on deposit accounts. Fees from fiduciary activities increased by $392,000 or 12.9% for the three months ended June 30, 2006 and increased by $741,000 or 12.4% for the six months ended June 30, 2006 compared to the same periods in 2005. Service charges on deposit accounts increased by $600,000 or 13.7% for the second quarter of 2006 and increased by $990,000 or 11.7% for the first half of 2006 compared to the same periods in 2005. These increases (for both fees from fiduciary activities and service charges on deposit accounts) were primarily due to increases in the volume of business and not due to price increases on banking services.
In the Financial Review section of Park’s 2005 Annual Report to Shareholders (page 31 and 32 under “Other Income”), management projected that total other income would be $61.5 million in 2006 compared to $59.6 million in 2005, an increase of 3.2%. Management now anticipates that total other income for 2006 will increase by approximately 7.0% compared to 2005.
Gain (Loss) on Sale of Securities
A gain on the sale of investment securities of $96,000 was realized during the second quarter of 2005. Park sold $132 million of U.S. Government Sponsored Entities’ fifteen year mortgage-backed securities at a give-up yield of 4.59%. The proceeds from the sale were used to repay borrowed money. There were no sales of securities during the first half of 2006.
Other Expense
Total other expense increased by $522,000 or 1.5% to $34.9 million for the three months ended June 30, 2006 and increased by $1.1 million or 1.6% to $69.9 million for the six months ended June 30, 2006 compared to the same periods in 2005.
Salaries and employee benefit expense have essentially been unchanged for the second quarter of 2006 and the first half of 2006 compared to the same periods in 2005. Salaries and employee benefit expense was $19.52 million for the second quarter of 2006 and $19.55 million for the second quarter of 2005. For the first six months of 2006, salaries and employee benefit expense was $39.57 million compared to $39.55 million for the first half of 2005. Management changed the group medical insurance plan on January 1, 2006 requiring all participants to be in a co-pay program. The changes made to the medical plan have resulted in a decrease of expense of $158,000 for the first half of 2006 compared to the same period in 2005. Full time equivalent employees were 1,877 at June 30, 2006 compared to 1,843 at June 30, 2005.
The sub category of “Other Expense” increased by $548,000 or 4.9% to $11.8 million for the second quarter of 2006 and increased by $1.2 million or 5.3% to $23.2 million for the first half of 2006 compared to the same periods in 2005. The increase in “Other Expense” for both periods in 2006 compared to 2005 was primarily due to increases in data processing expense and marketing expense.

In the Financial Review section of Park’s 2005 Annual Report to Shareholders (page 32 under “Other Expense”) management projected that total other expense would be approximately $145 million in 2006 compared to $139.4 million in 2005, an increase of 4.0%. Management now anticipates that total other expense for 2006 will increase by approximately 2.5% compared to 2005. Park adopted SFAS 123R on January 1, 2006 using the “modified prospective” method (see Note 6). No stock options were granted during the first six months of 2006 and accordingly no compensation expense was recognized. Management expects that no stock options will be granted until the fourth quarter of 2006 and that the related compensation expense will not be greater than $1 million for 2006.
Federal Income Taxes
Federal income tax expense was $9.9 million and $19.9 million, respectively, for the three and six month periods ended June 30, 2006 compared to $10.5 million and $20.3 million for the same periods in 2005. The ratio of federal income tax expense to income before taxes was 29.4% for the three months ended June 30, 2006 and 29.5% for the six months ended June 30, 2006 compared to 29.8% for the second quarter of 2005 and 29.6% for the first half of 2005. The difference between the effective federal income tax rate and the statutory rate is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits.
Park and its subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax is included in other expense. State franchise tax expense was $693,000 and $1.4 million, respectively, for the three and six month periods ended June 30, 2006 compared to $763,000 and $1.5 million for the same periods in 2005.
Comparison of Financial Condition
At June 30, 2006 and December 31, 2005
Changes in Financial Condition and Liquidity
Total assets decreased by $24 million to $5,412 million at June 30, 2006 compared to $5,436 million at December 31, 2005.
Total investment securities (including money market instruments and interest bearing deposits) decreased by $85 million to $1,583 million at June 30, 2006 compared to $1,668 million at December 31, 2005. The yield curve for investments remains relatively flat and as a result management expects the investment portfolio to decrease during the third quarter of 2006.
Loan balances increased by $40 million to $3,368 million at June 30, 2006 compared to $3,328 million at December 31, 2005. Management expects that loans will continue to increase during the second half of 2006 as the demand for commercial and commercial real estate loans continues to be fairly strong and the demand for consumer loans has improved.
Total liabilities decreased by $5 million to $4,873 million at June 30, 2006 compared to $4,878 million at December 31, 2005.

Total borrowed money decreased by $77 million to $952 million at June 30, 2006 compared to $1,029 million at December 31, 2005. Other liabilities decreased by $19 million to $72 million at June 30, 2006 compared to $91 million at year-end 2005. This decrease was primarily due to the reduction in the dividend payable to shareholders of $13 million.
Total deposits increased by $91 million to $3,849 million at June 30, 2006 compared to $3,758 million at year-end 2005.
Total stockholders’ equity decreased by $19 million or 3.4% to $539 million at June 30, 2006 compared to $558 million at December 31, 2005. The decrease in total stockholders’ equity was due to an increase of $24 million in the accumulated other comprehensive loss and due to a $17 million increase in treasury stock. Long-term interest rates increased during the first half of 2006 and as a result the unrealized net holding loss on available-for-sale securities, net of taxes, increased to $34 million from $10 million. The number of treasury shares increased by 160,761 during the first six months of 2006 as management purchased 195,761 common shares at a cost of $19.9 million and 35,000 common shares were reissued for the exercise of stock options with related proceeds of $2.9 million.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 62.2% at June 30, 2006 compared to 61.2% at December 31, 2005 and 58.2% at June 30, 2005. Cash and cash equivalents totaled $196 million at June 30, 2006 compared to $174 million at December 31, 2005 and $193 million at June 30, 2005. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at June 30, 2006 was $539 million or 9.97% of total assets compared to $558 million or 10.27% of total assets at December 31, 2005 and $576 million or 10.23% of total assets at June 30, 2005.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.51% at June 30, 2006 and 9.27% at December 31, 2005. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.10% at June 30, 2006 and 14.17% at December 31, 2005. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.37% at June 30, 2006 and 15.43% at December 31, 2005.
The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at June 30, 2006. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2006:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.10%	8.89%	11.60%
Richland Trust Company	6.54%	11.73%	12.99%
Century National Bank	6.65%	10.20%	12.38%
First-Knox National Bank	6.63%	9.77%	13.04%
Second National Bank	6.32%	9.98%	13.30%
United Bank, N.A.	6.94%	12.97%	14.22%
Security National Bank	6.07%	10.62%	14.67%
Citizens National Bank	6.26%	13.29%	18.82%
Park National Corporation	9.51%	14.10%	15.37%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2005 Annual Report to Shareholders for disclosure concerning contractual obligations and commitments at December 31, 2005. There has not been a material change in Park’s contractual obligations or commitments since year-end 2005.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Off-Balance Sheet Arrangements
See Note 1 of the Notes to Consolidated Financial Statements for disclosure that Park does not have any off-balance sheet derivative financial instruments. Park is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The loan commitments are generally for variable rates of interest. See page 55 of Park’s 2005 Annual Report to Shareholders for additional information on loan commitments. There has not been a material change in Park’s off-balance sheet arrangements since year-end 2005.
Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 34 and 35 of Park’s 2005 Annual Report to Shareholders, which is incorporated by reference into Park’s 2005 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiary banks are parties incidental to their respective banking business. Park considers none of those proceedings to be material.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”), which could materially affect our business, financial condition or future results. The risks described in Park’s 2005 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable
(b.)	Not applicable
(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2006:

			Total Number of	Maximum Number of
			Common Shares	Common Shares that
			Purchased as Part	May Yet be
	Total Number of	Average Price	of Publicly	Purchased Under the
	Common Shares	Paid Per	Announced Plans or	Plans or Programs
Period	Purchased	Common Share	Programs (1)	(2)
April 1 thru April 30, 2006	26,863	$103.84	26,863	1,962,940
May 1 thru May 31, 2006	9,808	$95.52	9,808	1,907,974
June 1 thru June 30, 2006	62,663	$94.68	62,663	1,845,574
Total	99,334	$97.24	99,334	1,845,574

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.

(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. At June 30, 2006, 769,100 common shares remained authorized for repurchase under this stock repurchase authorization.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2006, incentive stock options covering 202,233 common shares were outstanding and 1,297,767 common shares were available for future grants.
The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of June 30, 2006, incentive stock options covering 487,860 common shares were outstanding.
Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 690,093 common shares were outstanding as of June 30, 2006 and 1,297,767 common shares were available for future grants. With 911,386 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at June 30, 2006, an additional 1,076,474 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
Exhibits

3.1	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

3.3	Code of Business Conduct and Ethics as amended July 17, 2006 (Incorporated herein by reference as Exhibit 14 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 21, 2006 (File No. 1-13006))

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: August 3, 2006	BY: /s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 3, 2006	BY: /s/ John W. Kozak
John W. Kozak
Chief Financial Officer