Form 10-Q
period 2006-09-30
PARK NATIONAL CORP /OH/
filed 2006-10-31
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
13,828,469 Common shares, no par value per share, outstanding at October 27, 2006.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2006	2005

Assets:
Cash and due from banks	$150,251	$169,690

Money market instruments	5,541	4,283

Interest bearing deposits	1	300

Securities available-for-sale, at fair value (amortized cost of $1,348,067 and $1,424,955 at September 30, 2006 and December 31, 2005)	1,323,365	1,409,351

Securities held-to-maturity, at amortized cost (fair value approximates $172,981 and $190,425 at September 30, 2006 and December 31, 2005)	180,029	195,953

Other investment securities	60,312	58,038

Loans (net of unearned interest)	3,390,477	3,328,112

Allowance for loan losses	69,698	69,694

Net loans	3,320,779	3,258,418

Bank premises and equipment, net	46,672	47,172

Bank owned life insurance	112,400	109,600

Goodwill and other intangible assets	67,277	69,188

Other assets	126,706	114,055

Total assets	$5,393,333	$5,436,048

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$686,501	$667,328

Interest bearing	3,202,938	3,090,429

Total deposits	3,889,439	3,757,757

Short-term borrowings	413,605	314,074

Long-term debt	457,731	714,784

Other liabilities	74,352	91,003

Total liabilities	4,835,127	4,877,618

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 15,272,258 shares issued in 2006 and 15,271,574 shares issued in 2005)	208,403	208,365

Retained earnings	509,917	476,889

Treasury stock (1,443,789 shares in 2006 and 1,178,948 shares in 2005)	(144,058)	(116,681)

Accumulated other comprehensive income (loss), net of taxes	(16,056)	(10,143)

Total stockholders’ equity	558,206	558,430

Total liabilities and stockholders’ equity	$5,393,333	$5,436,048

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest and dividends income:

Interest and fees on loans	$65,843	$57,338	$188,991	$164,109

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	18,430	21,229	57,032	65,778

Obligations of states and political subdivisions	893	1,095	2,815	3,449

Other interest income	124	106	346	319

Total interest and dividends income	85,290	79,768	249,184	233,655

Interest expense:

Interest on deposits:
Demand and savings deposits	7,397	4,111	18,645	10,601

Time deposits	14,914	10,851	40,628	30,306

Interest on borrowings:
Short-term borrowings	4,284	1,992	11,513	5,218

Long-term debt	5,133	7,263	17,595	22,122

Total interest expense	31,728	24,217	88,381	68,247

Net interest income	53,562	55,551	160,803	165,408

Provision for loan losses	935	1,600	2,402	4,007

Net interest income after provision for loan losses	52,627	53,951	158,401	161,401

Other income:
Income from fiduciary activities	$3,319	$2,933	$10,027	$8,900

Service charges on deposit accounts	5,317	4,659	14,764	13,116

Other service income	2,685	2,814	8,212	7,920

Other	5,033	4,748	15,072	14,784

Total other income	16,354	15,154	48,075	44,720

Gain (loss) on sale of securities	97	—	97	96

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Other expense:

Salaries and employee benefits	$20,268	$19,812	$59,834	$59,364

Occupancy expense	2,275	2,113	6,719	6,544

Furniture and equipment expense	1,273	1,242	3,964	3,991

Other expense	11,673	11,175	34,840	33,181

Total other expense	35,489	34,342	105,357	103,080

Income before federal income taxes	33,589	34,763	101,216	103,137

Federal income taxes	9,784	10,468	29,718	30,730

Net income	$23,805	$24,295	$71,498	$72,407

Per Share:

Net income:
Basic	$1.72	$1.70	$5.12	$5.06

Diluted	$1.71	$1.69	$5.11	$5.03

Weighted average
Basic	13,859,498	14,256,723	13,957,097	14,300,005

Diluted	13,888,458	14,338,418	13,998,253	14,397,838

Cash dividends declared	$0.92	$0.90	$2.76	$2.70

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2006 and 2005	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2004	$208,251	$433,260	($91,392)	$12,442

Net Income		72,407			$72,407

Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($9,671)				(17,961)	(17,961)

Total comprehensive income					$54,446

Cash dividends on common stock at $2.70 per share		(38,610)

Shares issued for stock options - 1,917	61

Tax benefit from exercise of stock options	56

Treasury stock purchased - 177,860 shares			(19,033)

Treasury stock reissued for stock options - 44,704 shares			3,955

BALANCE AT SEPTEMBER 30, 2005	$208,368	$467,057	($106,470)	($5,519)

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	($116,681)	($10,143)

Net Income		71,498			$71,498

Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($3,184)				(5,913)	(5,913)

Total comprehensive income					$65,585

Cash dividends on common stock at $2.76 per share		(38,470)

Cash payment for fractional shares in dividend reinvestment plan	(4)

Shares issued for stock options - 684	24

Tax benefit from exercise of stock options	18

Treasury stock purchased - 302,786 shares			(30,508)

Treasury stock reissued for stock options - 37,945 shares			3,131

BALANCE AT SEPTEMBER 30, 2006	$208,403	$509,917	($144,058)	($16,056)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Operating activities:

Net income	$71,498	$72,407

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization, net	(85)	(321)

Stock dividends on Federal Home Loan Bank stock	(2,274)	(1,780)

Provision for loan losses	2,402	4,007

Amortization of core deposit intangibles	1,911	1,911

Realized investment securities gains	(97)	(96)

Changes in assets and liabilities:
Increase in other assets	(12,265)	(8,151)

Decrease in other liabilities	(3,651)	(9,441)

Net cash provided from operating activities	57,439	58,536

Investing activities:

Proceeds from sales of:
Available-for-sale securities	304	131,794

Proceeds from maturity of:
Available-for-sale securities	244,528	265,946

Held-to-maturity securities	15,926	46,508

Purchases of:
Available-for-sale securities	(166,518)	(113,112)

Held-to-maturity securities	—	(187,420)

Net increase in other investments	—	(1,829)

Net decrease in interest bearing deposits with other banks	299	1,596

Net increase in loans	(61,780)	(22,930)

Loans sold with branch office	—	5,273

Cash paid for acquisition, net	—	(39,227)

Purchases of premises and equipment, net	(3,730)	(6,843)

Net cash provided from investing activities	29,029	79,756

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Financing activities:

Net increase in deposits	$131,682	$8,064

Deposits sold with branch office	—	($12,419)

Net increase in short-term borrowings	99,531	71,997

Proceeds from exercise of stock options	3,173	117

Purchase of treasury stock	(30,508)	(15,078)

Cash payment for fractional shares in dividend reinvestment plan	(4)	—

Long-term debt issued	—	175,939

Repayment of long-term debt	(257,053)	(277,779)

Cash dividends paid	(51,470)	(51,498)

Net cash used by financing activities	(104,649)	(100,657)

(Decrease) increase in cash and cash equivalents	(18,181)	37,635

Cash and cash equivalents at beginning of year	173,973	161,829

Cash and cash equivalents at end of period	$155,792	$199,464

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$86,744	$66,801

Income taxes	$25,033	$24,997

Summary of business acquisition:
Fair value of assets acquired		$185,372

Cash paid for purchase of First Clermont Bank		(52,500)

Fair value of liabilities assumed		161,241

Goodwill recognized		$28,369

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2006 and 2005.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2006 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2006.
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
The following table shows the activity in goodwill and core deposit intangibles during the first nine months of 2006.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2005	$61,696	$7,492	$69,188
Amortization	—	<1,911>	<1,911>
September 30, 2006	$61,696	$5,581	$67,277
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. Goodwill was evaluated for impairment during the first quarter of 2006, and no impairment charge was necessary.
Core deposit intangibles are being amortized to expense using the straight-line method over periods ranging from six to twelve years. Core deposit intangibles amortization expense was $637,000 for both the third quarter of 2006 and the third quarter of 2005 and was $1,911,000 for both the first nine months of 2006 and the first nine months of 2005.
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

The following table shows the activity in the allowance for loan losses for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2006	2005	2006	2005
Average Loans (Net of Unearned Interest)	$3,367,532	$3,286,412	$3,339,023	$3,266,610

Allowance for Loan Losses:
Beginning Balance	$69,698	$70,352	$69,694	$68,328

Charge-Offs:
Commercial, Financial and Agricultural	279	709	899	1,742
Real Estate – Construction	57	—	557	46
Real Estate – Residential	422	226	1,206	446
Real Estate – Commercial	73	315	472	1,243
Consumer	1,465	1,861	4,320	5,004
Lease Financing	20	102	57	267

Total Charge-Offs	2,316	3,213	7,511	8,748

Recoveries:
Commercial, Financial and Agricultural	336	528	866	1,210
Real Estate – Construction	—	—	—	173
Real Estate – Residential	266	250	621	540
Real Estate – Commercial	78	172	1,161	485
Consumer	647	580	2,322	2,329
Lease Financing	54	98	143	194

Total Recoveries	1,381	1,628	5,113	4,931

Net Charge-Offs	935	1,585	2,398	3,817

Provision Charged to Earnings	935	1,600	2,402	4,007
Allowance for Loan Losses of Acquired Bank	—	—	—	1,849

Ending Balance	$69,698	$70,367	$69,698	$70,367

Ratio of Net Charge-Offs to Average Loans	.11%	.19%	.10%	.16%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	2.06%	2.13%	2.06%	2.13%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005.

(Dollars in Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net Income	$23,805	$24,295	$71,498	$72,407

Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	13,859,498	14,256,723	13,957,097	14,300,005

Effect of Dilutive Securities	28,960	81,695	41,156	97,833

Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	13,888,458	14,338,418	13,998,253	14,397,838

Earnings per Share:
Basic Earnings Per Share	$1.72	$1.70	$5.12	$5.06
Diluted Earnings Per Share	$1.71	$1.69	$5.11	$5.03
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

Operating Results for the Three Months Ended September 30, 2006 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$18,343	$4,557	$6,269	$7,634	$1,906	$2,846	$7,557	$1,323	$3,127	$53,562
Provision for Loan Losses	310	100	70	50	20	40	80	65	200	935
Other Income	7,108	1,113	2,135	1,873	593	606	2,352	419	252	16,451
Other Expense	11,832	2,757	4,087	4,465	1,555	1,890	5,090	1,059	2,754	35,489
Net Income	$8,958	$1,854	$2,813	$3,303	$633	$1,076	$3,188	$422	$1,558	$23,805
Balances at September 30, 2006
Assets	$1,992,672	$504,325	$719,227	$765,368	$210,699	$397,668	$873,386	$163,495	$ <233,507>	$5,393,333

Operating Results for the Three Months Ended September 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$18,204	$5,086	$6,808	$7,875	$2,144	$3,359	$7,704	$1,474	$2,897	$55,551
Provision for Loan Losses	620	140	120	233	60	60	170	50	147	1,600
Other Income	6,337	1,100	1,934	1,895	503	569	2,280	388	148	15,154
Other Expense	11,297	2,743	3,955	4,446	1,590	1,869	4,876	1,076	2,490	34,342
Net Income	$8,470	$2,183	$3,100	$3,381	$679	$1,392	$3,325	$498	$1,267	$24,295
Balances at September 30, 2005
Assets	$1,938,795	$527,151	$724,112	$761,788	$232,598	$389,908	$901,113	$176,862	$ <134,154>	$5,518,173

Operating Results for the Nine Months Ended September 30, 2006 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$54,123	$13,899	$19,183	$22,787	$5,796	$8,884	$22,761	$4,082	$9,288	$160,803
Provision for Loan Losses	923	270	110	205	<160>	95	280	105	574	2,402
Other Income	20,734	3,427	6,235	5,836	1.665	1,766	6,745	1,229	535	48,172
Other Expense	34,935	8,311	12,275	13,047	4,739	5,706	15,166	3,219	7,959	105,357
Net Income	$26,339	$5,780	$8,638	$10,174	$1,966	$3,414	$9,473	$1,354	$4,360	$71,498

Operating Results for the Nine Months Ended September 30, 2005 (In Thousands)
									All
	PNB	RTC	CNB	FKNB	UB	SNB	SEC	CIT	Other	TOTAL
Net Interest Income	$52,758	$15,412	$20,815	$23,190	$6,530	$10,329	$23,225	$4,684	$8,465	$165,408
Provision for Loan Losses	1,460	310	210	845	130	130	335	150	437	4,007
Other Income	18,974	3,308	5,505	5,435	1,486	1,630	6,819	1,129	530	44,816
Other Expense	34,394	8,107	11,761	12,706	4,669	5,785	14,645	3,340	7,673	103,080
Net Income	$24,253	$6,816	$9,516	$10,030	$2,187	$4,210	$10,142	$1,585	$3,668	$72,407
The operating results of the Parent Company and Guardian Finance Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated income statements for the periods ended September 30, 2006 and 2005. The reconciling amounts for consolidated total assets for both of the periods ended September 30, 2006 and 2005 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
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
Park did not grant any stock options during the first nine months of 2006. Additionally, no stock options became vested during the first nine months of 2006. The adoption of SFAS 123R on January 1, 2006 had no impact on Park’s net income for the first nine months of 2006.

The following table summarizes stock option activity during the first nine months of 2006.

		Weighted	Weighted
		Average Exercise	Average Fair
	Stock Options	Price Per Share	Value Per Share
Outstanding at December 31, 2005	818,182	$99.78	$13.50
Granted	—	—	—
Exercised	<38,629>	81.65	14.81
Forfeited/Expired	<86,613>	90.95	14.89

Outstanding at September 30, 2006	692,940	$101.89	$13.25

All of the stock options outstanding at September 30, 2006 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2006 was $2,683,000.
The intrinsic value of the stock options exercised during the third quarter of 2006 was $28,000 and $703,000 for the first nine months of 2006 compared to $66,000 for the third quarter of 2005 and $930,000 for the first nine months of 2005. The weighted average contractual remaining term was 2.6 years for the stock options outstanding at September 30, 2006.
Park granted 227,000 incentive stock options during the second quarter of 2005. The following table illustrates the effect on net income and earnings per share had Park applied fair value recognition to stock-based employee compensation in 2005.

(Dollars in Thousands, Except Per Share	Three Months Ended		Nine Months Ended
Data)	September 30,		September 30,
	2006	2005	2006	2005
Net income as reported	$23,805	$24,295	$71,498	$72,407
Deduct:
Total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	—	—	<3,664>

Pro forma net income	$23,805	$24,295	$71,498	$68,743

Basic earnings per share as reported	$1.72	$1.70	$5.12	$5.06
Pro forma basic earnings per share	$1.72	$1.70	$5.12	$4.81
Diluted earnings per share as reported	$1.71	$1.69	$5.11	$5.03
Pro forma diluted earnings per share	$1.71	$1.69	$5.11	$4.77
The fair value was computed at the date of grant (in the second quarter of 2005) using a Black-Scholes option pricing model with the assumptions listed below.

Assumptions	2005
Risk-Free Interest Rate		3.77%
Dividend Yield		3.00%
Volatility Factor of the Market Price		.198
Weighted Average Expected Life of Options	4	years

Note 6 — Stock Option Plans — (Continued)
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 and 1995 Incentive Stock Option Plans are to be treasury shares. At September 30, 2006, incentive stock options (granted under both the 2005 Plan and the 1995 Plan) covering 679,044 common shares were outstanding. The remaining outstanding stock options at September 30, 2006 covering 13,896 common shares pertain to a stock option plan assumed by Park in the acquisition of Security Banc Corporation in 2001. At September 30, 2006, Park held 925,532 treasury shares that are allocated for the stock option plans (including the Security Plan). Management anticipates that very few, if any, additional shares of Park common stock will be repurchased within the next twelve months for the stock option plans.
Note 7 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	September 30,	December 31,
(In Thousands)	2006	2005
Commercial, Financial and Agricultural	$532,224	$512,636
Real Estate:
Construction	197,128	193,185
Residential	1,282,170	1,287,438
Commercial	843,578	823,354
Consumer	524,237	494,975
Leases	11,140	16,524

Total Loans	$3,390,477	$3,328,112

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

(In Thousands)		Gross
September 30, 2006		Unrealized	Gross Unrealized		Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$90,981	$322	$	<176>	$91,127
Obligation of States and Political Subdivisions	57,402	1,231		<3>	58,630
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,198,448	830		<27,455>	1,171,823
Equity Securities	1,236	594		<45>	1,785
Total	$1,348,067	$2,977	$	<27,679>	$1,323,365

		Gross	Gross
September 30, 2006		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$16,411	$228	$—	$16,639
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	163,618	3	<7,279>	156,342
Total	$180,029	$231	$ <7,279>	$172,981

(In Thousands)		Gross
December 31, 2005		Unrealized	Gross Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$998	$—	$ <2>	$996
Obligation of States and Political Subdivisions	66,181	1,740	<15>	67,906
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,356,233	1,823	<19,629>	1,338,427
Equity Securities	1,543	527	<48>	2,022
Total	$1,424,955	$4,090	$ <19,694>	$1,409,351

		Gross	Gross
December 31, 2005		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$17,430	$308	$—	$17,738
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	178,523	2	<5,838>	172,687
Total	$195,953	$310	$ <5,838>	$190,425

Note 9 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	September 30,	December 31,
(In Thousands)	2006	2005
Federal Home Loan Bank Stock	$54,433	$52,159
Federal Reserve Bank Stock	5,879	5,879

Total	$60,312	$58,038

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
The following table shows the components of net periodic benefit expense.

	(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service Cost	$ 795	$ 671	$ 2,385	$ 2,013
Interest Cost	722	689	2,165	2,067
Expected Return on Plan Assets	<994>	<834>	<2,982>	<2,502>
Amortization of Prior Service Cost	3	3	10	9
Recognized Net Actuarial Loss	139	136	416	408

Benefit Expense	$ 665	$ 665	$ 1,994	$ 1,995

Note 11 — Pending Acquisitions
Park announced the signing of two separate definitive agreements in the third quarter of 2006. On August 14, 2006, Park entered into a definitive agreement and plan of merger (the “Anderson Merger Agreement”) providing for the acquisition of Anderson Bank Company (“Anderson”) headquartered in Anderson Township near Cincinnati, Ohio, through the merger of Anderson with and into Park’s subsidiary The Park National Bank (the “Anderson Merger Transaction”). Anderson had approximately $70 million in total assets as of June 30, 2006. Under the terms of the Anderson Merger Agreement, Park will pay approximately $9.05 million in cash and 86,137 common shares of Park to the shareholders of Anderson in the Anderson Merger Transaction. Anderson shareholders will be entitled to elect to receive, in exchange for each Anderson common share they own, Park common shares, cash or a combination of Park common shares and cash.

The exact number of Park common shares and exact amount of cash to be received in exchange for each Anderson common share will be calculated using formulas set forth in the Anderson Merger Agreement. The elections of Anderson shareholders will be subject to allocation procedures to ensure that the aggregate consideration received by the Anderson shareholders in the Anderson Merger Transaction consists of the number of Park common shares and the amount of cash described above.
As of August 14, 2006, Anderson had 533,550 common shares outstanding and 16,250 Anderson common shares were subject to outstanding stock options. The Anderson Merger Transaction is anticipated to close in the fourth quarter of 2006, and is subject to the satisfaction of customary conditions in the Anderson Merger Agreement and the approval of appropriate regulatory authorities and of the shareholders of Anderson. Upon completion of the Anderson Merger Transaction, the two offices of Anderson will become part of the division of The Park National Bank known as The Park National Bank of Southwest Ohio & Northern Kentucky.
On September 14, 2006, Park entered into a definitive agreement and plan of merger (the “Vision Merger Agreement”) with Vision Bancshares, Inc. (“Vision”) providing for the merger of Vision into Park (the “Vision Merger Transaction”). Vision had approximately $696 million in total assets as of June 30, 2006. Under the terms of the Vision Merger Agreement, the shareholders of Vision will receive either $25.00 in cash or .2475 Park common shares for each share of Vision common stock. The Vision shareholders will have the option of receiving cash or Park common shares for their shares of Vision common stock (or any combination thereof), subject to the election and allocation procedures in the Vision Merger Agreement. However, Park has reserved the right to allocate the Vision shareholder elections on a pro-rata basis so that 50 percent of the total Vision shares of common stock outstanding at the time of the Vision Merger Transaction are converted into the right to receive cash and 50 percent are converted into the right to receive Park common shares. As of September 14, 2006, Vision had 6,066,624 shares of common stock outstanding and outstanding stock options covering an aggregate of 884,834 shares of common stock with a weighted average exercise price of $8.09 per share. Each stock option (that is not exercised) granted under one of Vision’s equity-based compensation plans will be cancelled and extinguished and converted into the right to receive an amount of cash equal to the product of (a) $25.00 minus the exercise price of the stock option, multiplied by (b) the number of Vision shares of common stock subject to the unexercised portion of the stock option. The Vision Merger Transaction is expected to close during the first quarter of 2007, and is subject to the satisfaction of customary conditions in the Vision Merger Agreement and the approval of appropriate regulatory authorities and the shareholders of Vision. Upon completion of the Vision Merger Transaction, Vision’s two community bank subsidiaries – Vision Bank, an Alabama state banking corporation headquartered in Gulf Shores, Alabama and Vision Bank, a Florida state banking corporation headquartered in Panama City, Florida – will become wholly-owned subsidiaries of Park.
Management does not expect that the parent company of Park National Corporation will need to secure any outside borrowings to pay for these acquisitions. Funding for the acquisitions is available from Park’s affiliate banks.

Note 12 — Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies like Park. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management has not determined the impact that SFAS No. 158 will have on Park’s statement of financial position at December 31, 2006 or on Park’s comprehensive income for the twelve months ended December 31, 2006. If Park would have been required to implement SFAS No. 158 at December 31, 2005, the impact on Park's financial statements would have been to decrease assets by $6.6 million, decrease stockholders' equity by $6.6 million and decrease comprehensive income by $6.6 million.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2006, Park and its subsidiary banks owned $112 million of bank owned life insurance. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. The management of Park believes that the adoption of EITF Issue No. 06-4 may have a material impact on Park’s financial statements. Park’s management will closely monitor the accounting guidance from FASB on computing the postretirement benefit liability. Park may amend its split-dollar life insurance arrangements to eliminate some of the postretirement benefits.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management has not determined if the adoption of SAB No. 108 will have an impact on Park’s financial statements at December 31, 2006.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.
FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets-an amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation, Park’s ability to execute its business plan; the impact of competition and changes in the competitive environment; changes in economic conditions in the market area served by Park and its subsidiaries; changes in general economic and financial market conditions; changes in banking regulations or other regulatory or legislative requirements affecting the business of Park and its subsidiaries; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; fluctuations in interest rates; demand for loans in the market area served by Park and its subsidiaries; the ability to obtain regulatory approvals and Anderson shareholder approval of the Anderson Merger Transaction on the proposed terms and schedule; the ability to obtain regulatory approvals and Vision shareholder approval of the Vision Merger Transaction on the proposed terms and schedule; the ability of Park and its subsidiaries to manage the growth from the pending Anderson Merger Transaction and the pending Vision Merger Transaction; the possibility that costs or difficulties related to the integration of the respective businesses of Anderson and Vision with the businesses of Park and its subsidiaries will be greater than expected or that the cost savings and any revenue synergies of the combined organizations following the Anderson Merger Transaction and the Vision Merger Transaction, respectively, may be lower or take longer to realize than expected; and disruptions from the Anderson Merger Transaction and/or the Vision Merger Transaction may make it more difficult to maintain relationships with customers, employees or suppliers. Additional detailed information concerning a number of important factors which could cause actual results to differ materially from the forward-looking statements contained in management’s discussion and analysis is available in Park’s filings with the Securities and Exchange Commission, under the Securities Exchange Act of 1934, including the disclosure under the heading “Item 1A. Risk Factors” of Part I of Park’s 2005 Form 10-K. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake any obligation to publicly update any forward-looking statements except to the extent required by law.
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

Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2006, Park had core deposit intangibles of $5.6 million subject to amortization and $61.7 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $61.7 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2006 and no impairment charge was necessary.
Comparison of Results of Operations
For the Three and Nine Month Periods Ended
September 30, 2006 and 2005
Summary Discussion of Results
Net income decreased by $490,000 or 2.0% to $23.8 million for the three months ended September 30, 2006 compared to $24.3 million for the same period in 2005. For the first nine months of 2006, net income decreased by $909,000 or 1.26% to $71.5 million compared to $72.4 million for the same period in 2005. The annualized, net income to average asset ratio (ROA) was 1.77% for the third quarter of 2006 and 1.78% for the nine months ended September 30, 2006 compared to 1.74% for the third quarter of 2005 and 1.73% for the first nine months of 2005. The annualized net income to average equity ratio (ROE) was 17.66% for the third quarter of 2006 and 17.73% for the nine months ended September 30, 2006 compared to 17.08% for the third quarter of 2005 and 17.26% for the first nine months of 2005.
Despite the decrease in net income, diluted earnings per share increased by 1.2% to $1.71 for the third quarter of 2006 compared to $1.69 for the third quarter of 2005.

Diluted earnings per share also increased by 1.6% to $5.11 for the first nine months of 2006 compared to $5.03 for the first nine months of 2005.
The improvement in diluted earnings per share was due to the purchase of treasury stock. Common shares held in treasury stock were 1,443,789 at September 30, 2006 compared to 1,178,948 at December 31, 2005 and 1,082,636 at September 30, 2005. The balance of treasury stock (which is carried as a negative amount in stockholders’ equity) was $144 million at September 30, 2006 compared to $117 million at December 31, 2005 and $106 million at September 30, 2005.
The following table explains the change in net income for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

	September 30, 2006 compared to
	September 30, 2005
(In Thousands)	Three Months	Nine Months
Decrease in Net Interest Income	$<1,989>	$<4,605>
Decrease in Provision for Loan Losses	665	1,605
Increase in Other Income	1,200	3,355
Increase in Gain on Sale of Securities	97	1
Increase in Operating Expenses	<1,147>	<2,277>

Decrease in Income Before Taxes	<1,174>	<1,921>

Decrease in Federal Income Taxes	684	1,012

Decrease in Net Income	$ <490>	$ <909>

Over the next several pages, management will explain in detail the changes in net income for the three and nine month periods ended September 30, 2006 compared to the same periods in 2005.

Net Interest Income Comparison for the Third Quarter of 2006 and 2005
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income decreased by $2.0 million or 3.6% to $53.6 million for the third quarter of 2006 compared to $55.6 million for the third quarter of 2005. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2006 with the third quarter of 2005.

Three Months Ended September 30,
(In Thousands)
	2006		2005
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,367,532	7.77%	$3,286,412	6.94%
Taxable Investments	1,501,592	4.87%	1,725,233	4.88%
Tax Exempt Investments	75,184	6.72%	92,146	6.86%
Money Market Instruments	7,621	5.74%	11,865	3.56%

Interest Earning Assets	$4,951,929	6.87%	$5,115,656	6.23%

Interest Bearing Deposits	$3,200,769	2.77%	$3,196,983	1.86%
Short-Term Borrowings	384,183	4.42%	286,058	2.76%
Long-Term Debt	473,948	4.30%	763,293	3.77%

Interest Bearing Liabilities	$4,058,900	3.10%	$4,246,334	2.26%
Excess Interest Earning Assets	$ 893,029		$ 869,322
Net Interest Spread		3.77%		3.97%
Net Interest Margin		4.33%		4.36%
Average interest earning assets decreased by $164 million or 3.2% to $4,952 million for the three months ended September 30, 2006 compared to $5,116 million for the same quarter in 2005. This decrease is primarily due to the decrease in average investment securities, including money market instruments, of $245 million or 13.4% to $1,584 million for the third quarter of 2006 compared to $1,829 million for the same period in 2005.
Average loans increased by $81 million or 2.5% to $3,368 million for the third quarter of 2006 compared to the same quarter in 2005. Total loans outstanding increased by $62 million during the first three quarters of 2006 to $3,390 million at September 30, 2006 compared to $3,328 million at December 31, 2005. The demand for commercial and commercial real estate loans and for consumer loans secured by automobiles was fairly good during the third quarter of 2006. The demand for residential real estate loans decreased during the third quarter of 2006 and is expected to be soft in the fourth quarter of 2006. Management expects that total loans will increase by $20 to $40 million during the fourth quarter of 2006.
The average yield on the loan portfolio was 7.77% for the third quarter of 2006 compared to 6.94% for the third quarter of 2005. The average prime lending rate was 8.25% for the three months ended September 30, 2006 compared to 6.43% for the same period in 2005.

Management expects that the average yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher interest rates during the fourth quarter of 2006.
Average investment securities (as referenced earlier), including money market instruments, were $1,584 million for the third quarter of 2006 compared to $1,829 million for the third quarter of 2005, a decrease of $245 million or 13.4%. The following table compares the average balance of total investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	September	June	March	December	September
(Dollars in Thousands)	2006	2006	2006	2005	2005
Average Investment Securities	$1,584,397	$1,641,955	$1,693,345	$1,723,609	$1,829,244
Average Federal Funds Rate	5.25%	4.91%	4.46%	3.98%	3.46%
Average Five Year Treasury Rate	4.84%	4.99%	4.55%	4.39%	4.04%
Management has reduced the amount of purchases of investment securities during the past five quarters due to the small spread between the yield on investment securities that Park purchases and the federal funds rate. This strategy has caused the average balance of investment securities to decrease. The funds generated from the reduction of the investment portfolio have been used to reduce borrowings and fund the increase in loans. As indicated in the table, the spread between the average federal funds rate and the average rate of a five year U.S. Treasury security has narrowed (and inverted in the most recent quarter) with the increase in short-term interest rates. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury Security. Management expects that the average balance of investment securities will continue to decrease in the fourth quarter of 2006.
The average yield on taxable investment securities was 4.87% for the third quarter of 2006 compared to 4.88% for the same period in 2005. The tax equivalent yield on tax exempt investment securities was 6.72% for the third quarter of 2006 compared to 6.86% for the same period in 2005. No tax exempt securities have been purchased during the past twelve months.
At September 30, 2006, the tax equivalent yield on the total investment portfolio was 4.98% and the average maturity was 4.5 years. U.S. Government Sponsored Entities’ asset-backed securities were approximately 85% of the total investment portfolio at the end of the third quarter of 2006. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
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
Average interest bearing liabilities decreased by $187 million or 4.4% to $4,059 million for the three months ended September 30, 2006 compared to the same quarter in 2005. The average cost of interest bearing liabilities increased to 3.10% for the third quarter of 2006 compared to 2.26% for the same period in 2005.

Average interest bearing deposits slightly increased by $4 million or 1% to $3,201 million for the third quarter of 2006 compared to the third quarter of 2005. The average cost of interest bearing deposits increased to 2.77% for the third quarter of 2006 compared to 1.86% for the same quarter in 2005.
Average total borrowings were $858 million for the third quarter of 2006 compared to $1,049 million for the third quarter of 2005. The average cost of total borrowings was 4.35% for the third quarter of 2006 compared to 3.50% for the same period in 2005.
The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 20 basis points to 3.77% for the third quarter of 2006 compared to 3.97% for the same period in 2005. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by 3 basis points to 4.33% for the third quarter of 2006 compared to 4.36% for the same period in 2005. The decrease in net interest income of $2.0 million or 3.6% for the third quarter of 2006 compared to the third quarter of 2005 was primarily due to the $164 million or 3.2% decrease in average interest earning assets.
Net Interest Income Comparison for the First Nine Months of 2006 and 2005
Net interest income decreased by $4.6 million or 2.8% to $160.8 million for the nine months ended September 30, 2006 compared to the first nine months of 2005. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2006 with the same period in 2005.

Nine Months Ended September 30,
(In Thousands)
	2006		2005
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,339,023	7.58%	$3,266,610	6.73%
Taxable Investments	1,552,156	4.91%	1,803,283	4.88%
Tax Exempt Investments	79,181	6.91%	95,834	7.06%
Money Market Instruments	8,143	5.47%	12,001	3.56%

Interest Earning Assets	$4,978,503	6.74%	$5,177,728	6.08%

Interest Bearing Deposits	$3,162,824	2.51%	$3,204,540	1.71%
Short-Term Borrowings	375,014	4.10%	291,075	2.40%
Long-Term Debt	555,163	4.24%	828,495	3.57%

Interest Bearing Liabilities	$4,093,001	2.89%	$4,324,110	2.11%
Excess Interest Earning Assets	$ 885,502		$ 853,618
Net Interest Spread		3.85%		3.97%
Net Interest Margin		4.36%		4.32%

Average interest earning assets decreased by $199 million or 3.8% to $4,979 million for the nine months ended September 30, 2006 compared to the same period in 2005. This decrease is primarily due to the decrease in average investment securities, including money market instruments, of $272 million or 14.2% to $1,639 million for the first nine months of 2006 compared to the same period in 2005.
Average loans increased by $72 million or 2.2% to $3,339 million for the first nine months of 2006 compared to the same period in 2005. The average yield on loans increased to 7.58% for the first nine months of 2006 compared to 6.73% for the same period in 2005. The average prime lending rate was 7.86% for the first nine months of 2006 compared to 5.93% for the same period in 2005. Management expects that the average yield on the loan portfolio will continue to gradually increase as adjustable rate loans reprice at higher interest rates during the fourth quarter of 2006.
Average investment securities, including money market instruments, were $1,639 million for the first nine months of 2006 compared to $1,911 million for the same period in 2005. The average yield on taxable investment securities was 4.91% for the first nine months of 2006 compared to 4.88% for the same period in 2005. The yield on taxable investment securities is expected to remain approximately the same during the fourth quarter of 2006.
Average interest bearing liabilities decreased by $231 million or 5.3% to $4,093 million for the first nine months of 2006 compared to the same period in 2005. The average cost of interest bearing liabilities increased to 2.89% for the first nine months of 2006 compared to 2.11% for the same period in 2005. The average federal funds rate was 4.87% for the first nine months of 2006 compared to 2.96% for the same period in 2005.
Average interest bearing deposits decreased by $42 million or 1.3% to $3,163 million for the first nine months of 2006 compared to the same period in 2005. The average cost of interest bearing deposits increased to 2.51% for the first nine months of 2006 compared to 1.71% for the same period in 2005. Management has concentrated on controlling the cost of interest bearing deposits and as a result, Park has experienced a decrease in certain rate sensitive deposits.
Average total borrowings were $930 million for the first nine months of 2006 compared to $1,120 million for the first nine months of 2005. The average cost of total borrowings was 4.18% for the first nine months of 2006 compared to 3.27% for the first nine months of 2005.
The net interest spread decreased by 12 basis points to 3.85% in 2006 compared to 3.97% in 2005. The net interest margin increased by 4 basis points to 4.36% for the first nine months of 2006 compared to 4.32% for the same period in 2005. The decrease in net interest income of $4.6 million or 2.8% for the first nine months of 2006 compared to the same period in 2005 was primarily due to the $199 million or 3.8% decrease in average interest earning assets for the first nine months of 2006 compared to the first nine months of 2005.
In the Financial Review section of Park’s 2005 Annual Report to Shareholders (pages 28, 29 and 30), management projected the following for 2006: year-end loan balances would increase by 3% to 5% (page 29 under “Investment of Funds-Loans”), average total deposits would increase by 1% to 2% (page 28 under “Source of Funds-Deposits”) and net interest income would increase by 2% to 3% in 2006 with a net interest margin between 4.35% to 4.40% (page 30 under “Earnings Results”).

Loans increased by $62 million during the first nine months of 2006. This increase in 2006 represents an annualized growth rate of 2.5%. Management expects that loans will increase during the fourth quarter of 2006, but anticipates that the annual growth rate for the year may be a little less than 3%.
Average total deposits (noninterest bearing and interest bearing) were $3,875 million for the third quarter of 2006 compared to $3,843 million for the third quarter of 2005 and $3,801 million for the fourth quarter of 2005. A large deposit customer for one of Park’s affiliate banks is relocating its business out of the state of Ohio during the fourth quarter of 2006. This deposit customer has maintained average deposits of approximately $73 million during the first nine months of 2006. These deposit balances ($73 million) are expected to be withdrawn during the fourth quarter of 2006. As a result, management expects that average total deposits will decrease during the fourth quarter of 2006 and expects an increase of about 1% in average total deposits in 2006 compared to 2005.
The following table displays net interest income, average interest earning assets and the net interest margin for the past five quarters.

	September	June	March	December	September
	2006	2006	2006	2005	2005
Net Interest Income	$53,562	$53,822	$53,419	$55,156	$55,551
Average Interest Earning Assets	$4,951,929	$4,979,306	$5,004,921	$5,035,512	$5,115,656
Net Interest Margin	4.33%	4.38%	4.37%	4.39%	4.36%
Management now anticipates that net interest income for 2006 will be less (2.5% to 2.8%) than net interest income for 2005 of $220.6 million. The projected results for the fourth quarter of 2006 indicate that net interest income will be approximately 2% less than the fourth quarter of 2005. The net interest margin for 2006 is expected to be approximately 4.35%. The above table indicates that average interest earning assets have decreased for each of the past four quarters. This decrease has resulted from a decrease in the average balance of investment securities. Management expects that the average balance of interest earning assets in the fourth quarter of 2006 will continue to be below the comparable period in 2005.
Provision for Loan Losses
The provision for loan losses decreased by $665,000 or 41.6% to $935,000 for the third quarter of 2006 compared to $1.6 million for the same period in 2005. Net loan charge-offs were $935,000 for the three months ended September 30, 2006 compared to $1.6 million for the third quarter of 2005. Net loan charge-offs as an annualized percentage of average loans were .11% for the third quarter of 2006 compared to .19% for the third quarter of 2005.
The provision for loan losses decreased by $1.6 million or 40.1% to $2.4 million for the first nine months of 2006 compared to $4.0 million for the first nine months of 2005. Net loan charge-offs were $2.4 million for the nine months ended September 30, 2006 compared to $3.8 million for the same period in 2005. Net loan charge-offs as an annualized percentage of average loans were .10% for the first nine months of 2006 and .16% for the same period in 2005. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses and for the detail on loan charge-offs and recoveries.

The reserve for loan losses as a percentage of outstanding loans was 2.06% at September 30, 2006 compared to 2.09% at December 31, 2005 and 2.13% at September 30, 2005. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $29.0 million or .85% of loans at September 30, 2006 compared to $30.0 million or .90% of loans at December 31, 2005 and $29.1 million or .88% of loans at September 30, 2005.
Park’s net loan charge-off ratio for the past five years has been .18% for 2005, .28% for 2004, ..43% for 2003, .48% for 2002 and .37% for 2001. Management expects that the annualized net loan charge-off ratio for the fourth quarter of 2006 will approximate the annualized net loan charge-off ratio of .11% experienced in the third quarter of 2006. Management currently expects that the provision for loan losses in 2006 will approximate the net loan charge-offs. However, this is dependent upon the risk factors discussed in Note 3 of the Notes to Consolidated Financial Statements.

	September 30,	December 31,
Nonperforming Assets	2006	2005
	(Dollars in Thousands)
Nonaccrual Loans	$12,722	$14,922
Renegotiated Loans	9,540	7,441
Loans Past Due 90 Days or More	6,710	7,661
Total Nonperforming Loans	28,972	30,024
Other Real Estate Owned	3,207	2,368
Total Nonperforming Assets	$32,179	$32,392

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.85%	.90%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	.95%	.97%
Percentage of Nonperforming Assets to Total Assets	.60%	.60%
Total Other Income
Total other income increased by $1.2 million or 7.9% to $16.4 million for the three months ended September 30, 2006 and increased by $3.4 million or 7.5% to $48.1 million for the nine months ended September 30, 2006 compared to the same periods in 2005.
The following table is a summary of the changes in the components of total other income.

(In Thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Fees from Fiduciary Activities	$ 3,319	$ 2,933	$ 386	$ 10,027	$ 8,900	$ 1,127
Service Charges on Deposit Accounts	5,317	4,659	658	14,764	13,116	1,648
Nonyield Loan Fees	2,685	2,814	<129>	8,212	7,920	292
Check Card Fee Income	1,319	1,114	205	3,841	3,269	572
ATM Fee Income	888	856	32	2,540	2,440	100
CSV Life Insurance	981	955	26	2,979	2,766	213
Other Income	1,845	1,823	22	5,712	6,309	<597>

Total	$ 16,354	$ 15,154	$ 1,200	$ 48,075	$ 44,720	$ 3,355

The increase in total other income for both the three and nine month periods ended September 30, 2006 was primarily due to increases in fees from fiduciary activities and service charges on deposit accounts. Fees from fiduciary activities increased by $386,000 or 13.2% for the three months ended September 30, 2006 and increased by $1.1 million or 12.7% for the nine months ended September 30, 2006 compared to the same periods in 2005. Service charges on deposit accounts increased by $658,000 or 14.1% for the third quarter of 2006 and increased by $1.6 million or 12.6% for the first nine months of 2006 compared to the same periods in 2005. These increases (for both fees from fiduciary activities and service charges on deposit accounts) were primarily due to increases in the volume of business and not due to price increases on banking services.
In the Financial Review section of Park’s 2005 Annual Report to Shareholders (pages 31 and 32 under “Other Income”), management projected that total other income would be $61.5 million in 2006 compared to $59.6 million in 2005, an increase of 3.2%. Management now anticipates that total other income for 2006 will increase by approximately 7.5% compared to 2005.
Gain (Loss) on Sale of Securities
A gain on the sale of investment securities of $97,000 was realized during the third quarter of 2006. Park sold $300,000 of equity securities.
A gain on the sale of investment securities of $96,000 was realized during the second quarter of 2005. Park sold $132 million of U.S. Government Sponsored Entities’ fifteen-year mortgage backed securities at a give-up yield of 4.59%. The proceeds from the sale were used to repay borrowed money.
Other Expense
Total other expense increased by $1.1 million or 3.3% to $35.5 million for the three months ended September 30, 2006 and increased by $2.3 million or 2.2% for the nine months ended September 30, 2006 compared to the same periods in 2005.
Salaries and employee benefit expense increased by $456,000 or 2.3% to $20.3 million for the three months ended September 30, 2006 and increased by $470,000 or .8% to $59.8 million for the nine months ended September 30, 2006 compared to the same periods in 2005. Management anticipates that salaries and employee benefit expense will be approximately $80.2 million for all of 2006, which would be an increase of 2.2% over the 2005 expense of $78.5 million.
Full time equivalent employees were 1,882 at September 30, 2006 compared to 1,824 at December 31, 2005 and 1,811 at September 30, 2005.
The sub category of “Other Expense” increased by $498,000 or 4.5% to $11.7 million for the third quarter of 2006 and increased by $1.7 million or 5.0% for the first nine months of 2006 compared to the same periods in 2005. The increase in “Other Expense” for both periods in 2006 compared to 2005 was primarily due to increases in data processing expense and marketing expense.

In the Financial Review section of Park’s 2005 Annual Report to Shareholders (page 32 under “Other Expense”), management projected that total other expense would be approximately $145 million in 2006 compared to $139.4 million in 2005, an increase of 4.0%. Management now anticipates that total other expense for 2006 will be approximately $142.2 million, an increase of 2.0% compared to 2005.
Park adopted SFAS 123R on January 1, 2006 using the “modified prospective” method (See Note 6 of the Notes to Consolidated Financial Statements). No stock options were granted during the first nine months of 2006 and accordingly no compensation expense was recognized. Management now anticipates that no stock options will be granted in the fourth quarter of 2006.
Due to the small expected increase in diluted earnings per share in 2006, management is closely monitoring the increase in operating expenses.
Federal Income Taxes
Federal income tax expense was $9.8 million and $29.7 million, respectively, for the three and nine month periods ended September 30, 2006 compared to $10.5 million and $30.7 million for the same periods in 2005. The ratio of federal income tax expense to income before taxes was 29.1% for the three months ended September 30, 2006 and 29.4% for the nine months ended September 30, 2006 compared to 30.1% for the third quarter of 2005 and 29.8% for the first nine months of 2005. The difference between the effective federal income tax rate and the statutory rate is primarily due to low income housing tax credits and tax exempt interest income from state and municipal loans and investments.
Comparison of Financial Condition
At September 30, 2006 and December 31, 2005
Changes in Financial Condition and Liquidity
Total assets decreased by $43 million to $5,393 million at September 30, 2006 compared to $5,436 million at December 31, 2005.
Total investment securities (including money market instruments and interest bearing deposits) decreased by $99 million to $1,569 million at September 30, 2006 compared to $1,668 million at December 31, 2005. The yield curve for investments remains relatively flat and as a result management expects the investment portfolio to decrease during the fourth quarter of 2006.
Loan balances increased by $62 million to $3,390 million at September 30, 2006 compared to $3,328 million at December 31, 2005. Management expects that loans will continue to increase during the fourth quarter of 2006 as the demand for loans continues to be fairly good.
Total liabilities decreased by $43 million to $4,835 million at September 30, 2006 compared to $4,878 million at December 31, 2005.
Total borrowed money decreased by $158 million to $871 million at September 30, 2006 compared to $1,029 million at December 31, 2005. Other liabilities decreased by $17 million to $74 million at September 30, 2006 compared to $91 million at year-end 2005. This decrease was primarily due to the reduction in the dividend payable to shareholders of $13 million.

Total deposits increased by $131.7 million to $3,889 million at September 30, 2006 compared to $3,758 million at year-end 2005. Total deposits are expected to decrease during the fourth quarter of 2006 as a large deposit customer for one of Park’s affiliate banks is relocating its business out of the state of Ohio. This deposit customer has maintained average deposits of approximately $73 million during the first nine months of 2006. Management expects that these deposit balances ($73 million) will be withdrawn during the fourth quarter of 2006.
Total stockholders’ equity decreased by $224,000 to $558.2 million at September 30, 2006 compared to $558.4 million at December 31, 2005. Retained earnings increased by $33 million during the first nine months of 2006 due to net income of $71.5 million and dividends of $38.5 million. Treasury stock increased by $27.4 million as the number of treasury shares increased by 264,841 during the first nine months of 2006. Park purchased 302,786 common shares at a cost of $30.5 million and 37,945 of treasury shares were reissued upon the exercise of stock options with related proceeds of $3.1 million. The accumulated other comprehensive loss increased by $5.9 million during the first nine months of 2006. Long-term interest rates increased during the first nine months of 2006 and as a result the unrealized net holding loss on available-for-sale investment securities, net of taxes, increased to $16 million from $10 million.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 62.9% at September 30, 2006 compared to 61.2% at December 31, 2005 and 59.8% at September 30, 2005. Cash and cash equivalents totaled $156 million at September 30, 2006 compared to $174 million at December 31, 2005 and $199 million at September 30, 2005. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at September 30, 2006 was $558 million or 10.35% of total assets compared to $558 million or 10.27% of total assets at December 31, 2005 and $563 million or 10.21% of total assets at September 30, 2005.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.58% at September 30, 2006 and 9.27% at December 31, 2005. The minimum Tier I risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier I risk-based capital ratio was 14.35% at September 30, 2006 and 14.17% at December 31, 2005. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.61% at September 30, 2006 and 15.43% at December 31, 2005.
The financial institution subsidiaries of Park each met the well capitalized capital ratio guidelines at September 30, 2006. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2006:

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.35%	9.48%	12.18%
Richland Trust Company	6.88%	12.33%	13.59%
Century National Bank	7.07%	11.06%	13.12%
First-Knox National Bank	7.14%	10.53%	13.73%
Second National Bank	6.56%	10.25%	13.54%
United Bank, N.A.	7.23%	14.51%	15.76%
Security National Bank	6.79%	11.67%	15.76%
Citizens National Bank	6.88%	13.81%	19.35%
Park National Corporation	9.58%	14.35%	15.61%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See Page 35 of Park’s 2005 Annual Report to Shareholders for disclosure concerning contractual obligations and commitments at December 31, 2005. There has not been a material change in Park’s contractual obligations or commitments since year-end 2005, except for the pending acquisitions discussed in Note 11 of the Notes to Consolidated Financial Statements.
On August 14, 2006, Park entered into a definitive agreement and plan of merger providing for the acquisition of Anderson Bank Company. Under the terms of the agreement, Park will pay approximately $9.05 million in cash and 86,137 common shares of Park to the shareholders of Anderson Bank Company. This transaction is expected to close in the fourth quarter of 2006.

On September 14, 2006, Park entered into a definitive agreement and plan of merger providing for the acquisition of Vision Bancshares, Inc. Under the terms of the agreement, the shareholders of Vision Bancshares, Inc. will receive either $25.00 in cash or .2475 Park common shares for each share of Vision common stock. As of September 14, 2006, Vision had 6,066,624 shares of common stock outstanding and outstanding stock options covering an aggregate of 884,834 shares of common stock with a weighted average exercise price of $8.09 per share. Under the terms of this agreement, 50 percent of the total Vision shares of common stock outstanding at the time of merger are converted into the right to receive cash and 50 percent are converted into the right to receive Park common shares. This transaction is expected to close in the first quarter of 2007.
Management does not expect that the parent company of Park will need to secure any outside borrowings to pay for these acquisitions. Funding for the acquisitions is available from Park’s affiliate banks through dividends to the parent company. Park’s affiliate banks will use their normal borrowing lines to provide funding to Park’s parent company.
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
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.
PARK NATIONAL CORPORATION
PART II – OTHER INFORMATION
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
The pending acquisitions of Anderson and Vision (see Note 11 of the Notes to Consolidated Financial Statements) pose additional risks to Park. These risks are as follows:
•	the ability to obtain regulatory approvals and Anderson shareholder approval of the Anderson Merger Transaction on the proposed terms and schedule;

•	the ability to obtain regulatory approvals and Vision shareholder approval of the Vision Merger Transaction on the proposed terms and schedule;

•	the ability of Park and its subsidiaries to manage the growth from the pending Anderson Merger Transaction and the pending Vision Merger Transaction;

•	the possibility that costs or difficulties related to the integration of the respective business of Anderson and Vision with the business of Park and its subsidiaries will be greater than expected or that the cost savings and any revenue synergies of the combined organizations following the Anderson Merger Transaction and/or the Vision Merger Transaction, respectively, may be lower or take longer than expected;

•	Anderson and/or Vision could lose key customers and/or key employees as a result of the merger with Park, which could contribute to Park not fully achieving the expected benefits from the mergers.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2006:

	Total	Average	Total Number of	Maximum Number of
	Number of	Price	Common Shares	Common Shares that
	Common	Paid Per	Purchased as Part of	May Yet be Purchased
	Shares	Common	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs (1)	Programs (2)
July 1 thru July 31, 2006	50,344	$97.09	50,344	1,794,272
August 1 thru August 31, 2006	56,681	$101.09	56,681	1,734,965
September 1 thru September 30, 2006	—	—	—	1,732,185
Total	107,025	$99.21	107,025	1,732,185

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.

(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. At September 30, 2006, 662,180 common shares remained authorized for repurchase under this stock repurchase authorization.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2006, incentive stock options covering 200,403 common shares were outstanding and 1,299,597 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of September 30, 2006, incentive stock options covering 478,641 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 679,044 common shares were outstanding as of September 30, 2006 and 1,299,597 common shares were available for future grants. With 908,636 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at September 30, 2006, an additional 1,070,005 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (filed herewith)[1]

[1]	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the Securities and Exchange Commission (the “SEC”).

2.2	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on September 20, 2006 (File No. 1-13006) (“Park’s September 20, 2006 Form 8-K”))[2]

3.1	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.2	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.3	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.4	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006)(“Park’s June 30, 1997 Form 10-Q”))

3.5	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.6	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.7	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

[2]	The Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement as well as the form of FIRPTA Certification for Vision Bancshares, Inc. attached to the Vision Bancshares Merger Agreement as Exhibit A, the form of Vision Bancshares, Inc. Affiliate Agreement attached to the Vision Bancshares Merger Agreement as Exhibit B and the forms of employment agreements attached to the Vision Bancshares Merger Agreement as Exhibits C-1 through C-12, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and the exhibits to the Vision Bancshares Merger Agreement upon request by the SEC.

3.8	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.9	Regulations of Park (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

10.1	Schedule identifying Split-Dollar Agreements between subsidiaries of Park National Corporation and executive officers or employees of such subsidiaries who are directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Registration Statement on Form S-4 filed on October 16, 2006 (Registration No. 333-138028))

10.2	Schedule identifying Split-Dollar Agreements between directors of Park National Corporation and The Park National Bank, The Richland Trust Company or The First-Knox National Bank of Mount Vernon as identified in such Schedule, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.4(b) to Park National Corporation’s Registration Statement on Form S-4 filed on October 16, 2006) (Registration No. 333-138028))

10.3	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit 10.1 to Park’s September 20, 2006 Form 8-K)

14.1	Code of Business Conduct and Ethics as amended July 17, 2006 (Incorporated herein by reference as Exhibit 14 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 21, 2006 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: October 31, 2006	BY: /s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: October 31, 2006	BY: /s/ John W. Kozak
John W. Kozak
Chief Financial Officer