Form 10-K
period 2006-12-31
PARK NATIONAL CORP /OH/
filed 2007-02-28
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	American Stock Exchange LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2006, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,264,808,216 based on the closing sale price as reported on the American Stock Exchange LLC.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 21, 2007

Common Shares, without par value	13,923,994 common shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Registrant’s 2006 Annual Report	Parts I and II

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2007	Part III

PART I
ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATYE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
INDEX TO EXHIBITS
EX-2.1(B)
EX-4
EX-10.7(A)
EX-10.7(B)
EX-10.17(B)
EX-12
EX-13
EX-23.1
EX-23.2
EX-24
EX-31.1
EX-31.2
EX-32
EX-99.1(B)
EX-99.2(B)
EX-99.3(B)
EX-99.4(B)

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
     Park maintains an Internet website at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park’s Internet website into this Annual Report on Form 10-K). Park makes available free of charge on or through its Internet website, Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
     Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by its subsidiaries’ respective officers.
Subsidiary Banks
     Through its subsidiary banks:
•	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Butler, Clermont, Delaware, Fairfield, Franklin, Hamilton, Licking and Montgomery Counties in Ohio and Boone County in Kentucky;

•	The Richland Trust Company (“Richland Trust Company”), an Ohio state-chartered bank with its main office in Mansfield, Ohio and financial service offices in Richland County, Ohio;

•	Century National Bank, a national banking association with its main office in Zanesville, Ohio and financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties in Ohio;

•	The First-Knox National Bank of Mount Vernon (“First-Knox National Bank”), a national banking association with its main office in Mount Vernon, Ohio and financial service offices in Ashland, Holmes, Knox, Morrow and Richland Counties in Ohio;

•	United Bank, N.A. (“United Bank”), a national banking association with its main office in Bucyrus, Ohio and financial service offices in Crawford and Marion Counties in Ohio;

•	Second National Bank, a national banking association with its main office in Greenville, Ohio and offices in Darke and Mercer Counties in Ohio;

•	The Security National Bank and Trust Co. (“Security National Bank”), a national banking association with its main office in Springfield, Ohio and financial service offices in Clark, Fayette, Greene and Miami Counties in Ohio; and

•	The Citizens National Bank of Urbana (“Citizens National Bank”), a national banking association with its main office in Urbana, Ohio and financial service offices in Champaign and Madison Counties in Ohio,
Through its subsidiary banks, Park engages in the commercial banking and trust business. This commercial banking and trust business is primarily conducted in small and medium population Ohio communities as of the date of this Annual Report on Form 10-K. Please see the discussion of the pending merger with Vision Bancshares, Inc. under the section captioned “Recent Developments — Pending Merger with Vision Bancshares, Inc.” below.
     Park National Bank operates through three banking divisions with the Park National Division headquartered in Newark, Ohio, the Fairfield National Division headquartered in Lancaster, Ohio, and The Park National Bank of Southwest Ohio & Northern Kentucky division headquartered in Milford, Ohio. First-Knox National Bank operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio, and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank also operates through two banking divisions with the Security National Division headquartered in Springfield, Ohio, and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio.
     Park’s subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 20 of the Notes to Consolidated Financial Statements located on pages 60 and 61 of Park’s 2006 Annual Report. That financial information is incorporated herein by reference.
     At December 31, 2006 and as of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 138 financial service offices and a network of 142 automated teller machines. These financial service offices span 29 Ohio counties — Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Delaware, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry, Richland and Tuscarawas — as well as Boone County in northern Kentucky.
     Consolidated Computer Center, a division of Park National Bank, handles the data processing needs of Park’s subsidiaries.

Consumer Finance Subsidiary
     Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had eight financial service offices spanning seven counties in Ohio: Clark, Delaware, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Others” category for purposes of the reportable segment information included in Note 20 of the Notes to Consolidated Financial Statements located on pages 60 and 61 of Park’s 2006 Annual Report. This financial information is immaterial for purposes of separate disclosure.
Leasing Subsidiaries
     Scope Leasing, Inc. (“Scope Leasing”), a subsidiary of Park National Bank, specializes in aircraft financing. Scope Leasing’s customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. Scope Leasing serves customers throughout the United States.
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
Recent Developments
Expansion within Ohio
     Park National Bank has concentrated on further expanding its operations in three metropolitan areas in Ohio during the past two years. The metropolitan areas are Columbus, Cincinnati and Dayton. During 2005, Park National Bank opened a financial service office in Worthington (near Columbus), opened a financial service office in West Chester (near Cincinnati) and relocated its downtown Dayton financial service office to the Dayton suburb of Centerville.
     On June 12, 2006, the seven financial service offices which had comprised the First Clermont Division of Park National Bank (located in Amelia, Eastgate (2 offices), Milford (2 offices), New Richmond and Owensville, Ohio) were combined with the three Park National Bank financial service offices in southwest Ohio (located in Cincinnati, Dayton and West Chester) to form The Park National Bank of Southwest Ohio & Northern Kentucky division. On September 11, 2006, Park National Bank converted its loan production office located in Florence, Kentucky (near Cincinnati) into a full-service financial service office. Since Kentucky law permits an out-of-state bank, such as Park National Bank, to establish a full-service branch in Kentucky only through a merger transaction, Park had created a wholly-owned subsidiary, The Park National Bank of Kentucky. Immediately after its formation, The Park National Bank of Kentucky was merged with and into Park National Bank. The Florence, Kentucky financial service office is part of The Park National Bank of Southwest Ohio & Northern Kentucky division.
     On December 18, 2006, Park completed the acquisition of Anderson Bank Company, an Ohio state-chartered commercial bank (“Anderson”), through the merger of Anderson into Park National Bank. The two offices of Anderson, located in Anderson Township on the east side of Cincinnati and in Amelia, Ohio, became part of The Park National Bank of Southwest Ohio & Northern Kentucky division. The shareholders of Anderson received aggregate consideration consisting of 86,137 common shares of Park (valued at $8.665 million or $100.60 per share) and $9.052 million in cash.
     Management of Park National Bank expects to continue to add to the financial service office locations in the Cincinnati, Columbus and Dayton markets over the next two years.
Pending Merger with Vision Bancshares, Inc.
     On September 14, 2006, Park and Vision Bancshares, Inc. (“Vision”) jointly announced the signing of an agreement and plan of merger (the “Vision Merger Agreement”) providing for the merger of Vision into Park. Vision is an Alabama bank holding company headquartered in Panama City, Florida. Vision has two community bank affiliates, both named Vision Bank. One bank is headquartered in Gulf Shores, Alabama (“Vision Alabama”) and the other in Panama City, Florida (“Vision Florida”). Pursuant to the terms of the Vision Merger Agreement, J. Daniel Sizemore is to

become a director of Park as of the effective time of the merger. The Vision Merger Agreement provides that the members of the Boards of Directors of Vision Alabama and Vision Florida will continue to serve following the merger until their respective successors are duly qualified and elected. In addition, C. Daniel DeLawder, Park’s Chairman of the Board and Chief Executive Officer, will become a director of each of Vision Alabama and Vision Florida following the merger. As contemplated by the terms of the Vision Merger Agreement, on September 14, 2006, Park, together with Vision Alabama and Vision Florida, as applicable, entered into employment agreements with five executive officers of Vision (J. Daniel Sizemore (Chairman of the Board, Chief Executive Officer and President of Vision and Chairman of the Board and Chief Executive Officer of Vision Alabama and Vision Florida), William E. Blackmon (Executive Vice President and Chief Financial Officer of Vision and Vision Alabama), Andrew W. Braswell (Executive Vice President and Senior Lending Officer of Vision Alabama), Joey W. Ginn (President of Vision Florida), and Robert S. McKean (President of Vision Alabama)) as well as with seven other senior officers of Vision Alabama and Vision Florida. Each of these employment agreements will become effective at the effective time of the merger.
     At the special meeting of shareholders of Vision held on February 20, 2007, the Vision shareholders approved the Vision Merger Agreement.
     Park and Vision have submitted applications to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Alabama Banking Department and the Florida Office of Financial Regulation seeking approval of the merger and the acquisition by Park of Vision Alabama and Vision Florida as a result of the merger. The application submitted to the Federal Reserve Board was approved on February 21, 2007. The application submitted to the Alabama Banking Department was approved on February 23, 2007. As of the date of this Annual Report on Form 10-K, the application submitted to the Florida Office of Financial Regulation was still pending. The approvals by the Federal Reserve Board and the Alabama Banking Department are subject to compliance by Park, Vision, Vision Alabama and Vision Florida with certain representations, commitments and covenants. In addition, the merger may not be consummated for 15 days after the date of the approval by the Federal Reserve Board, during which time the United States Department of Justice may bring an action challenging the merger on antitrust grounds.
     The merger transaction is also subject to the satisfaction of customary closing conditions in the Vision Merger Agreement. Park anticipates the transaction will close on or about March 9, 2007, assuming that all required conditions to closing have been satisfied.
     Under the terms of the Vision Merger Agreement, the shareholders of Vision are entitled to receive, in exchange for their shares of Vision common stock, either (a) cash, (b) Park common shares, or (c) a combination of cash and Park common shares, subject to the election and allocation procedures set forth in the Vision Merger Agreement. Park will cause the requests of the Vision shareholders to be allocated on a pro-rata basis so that 50% of the shares of Vision common stock outstanding at the effective time of the merger will be exchanged for cash at the rate of $25.00 per share of Vision common stock and the other 50% of the outstanding shares of Vision common stock will be exchanged for Park common shares at the exchange rate of 0.2475 Park common shares for each share of Vision common stock. This allocation is subject to adjustment for cash paid in lieu of fractional Park common shares in accordance with the terms of the Vision Merger Agreement.

     As of January 8, 2007 (the record date for the Vision special meeting of shareholders), 6,114,518 shares of Vision common stock were outstanding and 828,834 shares of Vision common stock were subject to outstanding stock options with a weighted average exercise price of $8.21 per share. Each outstanding stock option (that is not exercised prior to the election deadline specified in the Vision Merger Agreement) granted under one of Vision’s equity-based compensation plans will be cancelled and extinguished and converted into the right to receive an amount of cash equal to (1) (a) $25.00 multiplied by (b) the number of shares of Vision common stock subject to the unexercised portion of the stock option minus (2) the aggregate exercise price for the shares of Vision common stock subject to the unexercised portion of the stock option.
     The cash paid to the shareholders of Vision will be funded through the working capital of Park.
     As of December 31, 2006, Vision, as consolidated with Vision Alabama and Vision Florida, had total assets of $691 million, total loans of $588 million and total deposits of $587 million. Vision Alabama and its 100 employees provide general retail and commercial banking services principally to customers in Baldwin County, Alabama through Vision Alabama’s seven locations in Gulf Shores, Orange Beach, Point Clear, Foley, Fairhope, Elberta and Daphne. Vision Florida and its 78 employees provide general retail and commercial banking services to customers in Bay, Gulf, Okaloosa and Walton Counties in the panhandle of Florida through Vision Florida’s eight full-service offices located in Panama City, Panama City Beach (2 offices), Santa Rosa Beach, Wewahitchka, Port St. Joe, Port St. Joe Beach and Destin. All of the branch locations of Vision Alabama and Vision Florida are leased properties except for the Wewahitchka, Port St. Joe and Port St. Joe Beach locations. The markets served by Vision Alabama and Vision Florida are expected to grow much faster than many of the non-metropolitan markets in which Park’s subsidiary banks operate in Ohio.
     Vision Alabama is a state bank organized under the laws of the State of Alabama and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum amount permitted by law. Vision Alabama is subject to regulation, supervision and regular examination by the Superintendent of the Alabama State Banking Department and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Alabama, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements and the locations of branch offices and certain facilities. The relationships of Vision Alabama with its executive officers, directors and affiliates are also the subject to statutory and regulatory requirements.
     Under the Alabama Banking Code, a state bank may not declare or pay a dividend in excess of 90% of the net earnings of such bank until the surplus of the bank is equal to at least 20% of its capital, and thereafter the prior written approval of the Superintendent of the Alabama Banking Department is required if the total of all dividends declared by the bank in any calendar year exceeds the total of its net earnings for that year combined with its retained net earnings for the preceding two years less any required transfers to surplus. No dividends, withdrawals or transfers may be made from the bank’s surplus without prior written approval of the Superintendent of the Alabama Banking Department.
     Vision Florida is organized under the laws of the State of Florida and its deposits are insured by the FDIC up to the maximum amount permitted by law. Vision Florida is subject to regulation, supervision and regular examination by the State of Florida’s Office of Financial Regulation and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Florida, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements and the locations of branch offices and certain facilities. The relationships of Vision Florida to its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements.
     Under Florida law, a bank generally may pay dividends out of net profits for the period for which dividends are declared combined with retained net profits of the preceding two years. Before declaring a dividend on its common stock, a bank must carry 20% of its net profits for the preceding period that is covered by the dividend to its surplus fund, until the same shall at least equal the amount of its common and preferred stock then issued and outstanding. A bank may not declare any dividend at any time at which its net income from the current year combined with the retained net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the office or a state or federal regulatory agency.
     Vision Bancshares Financial Group, Inc., a wholly-owned subsidiary of Vision Alabama, conducts permissible insurance and securities networking activities and is licensed with the Alabama Department of Insurance as a provider. In an agency capacity, Vision Bancshares Financial Group, Inc. offers its customers fixed and variable annuities, life insurance, property and casualty insurance, and investment products. Vision Bancshares Financial Group, Inc. is subject to examination by the Alabama Department of Insurance and Alabama State Securities Commission.
     On December 5, 2005, Vision, through its subsidiary, Vision Bancshares Trust I (the “Vision Trust”), a Delaware statutory trust, sold to institutional investors $15.0 million of floating rate preferred securities. Holders of the preferred securities are entitled to receive preferential cumulative cash distributions from the Vision Trust, at a rate per annum reset quarterly equal to the sum of three-month LIBOR plus 148 basis points. Vision, through various contractual arrangements, fully and unconditionally guaranteed all of the Vision Trust’s obligations with respect to the preferred securities. The sole asset of the Vision Trust is $15.5 million of junior subordinated debentures issued by Vision. These junior subordinated debentures also carry the same floating rate as the preferred securities. Both the preferred securities and the junior subordinated debentures mature on December 30, 2035; however, the maturity of both may be shortened to a date not earlier than December 30, 2010. Vision can defer payment of interest on the junior subordinated debentures, and the Vision Trust can defer payment of the cash distributions on the preferred securities, at any time or from time to time for a period not to exceed twenty consecutive quarters. Following the merger of Vision into Park, Park, as successor to Vision, will assume and become bound by the terms of the indenture agreement governing the junior subordinated debentures issued by Vision to the Vision Trust.

     Vision and Vision Alabama currently lease real property associated with Vision Alabama’s branch locations in Gulf Shores and Orange Beach, Alabama from Gulf Shores Investment Group, LLC, an Alabama limited liability company. The following directors and executive officers of Vision and Vision Alabama are members of Gulf Shores Investment Group, LLC: Gordon Barnhill, Jr., R. J. Billingsley, Julian Brackin, Joe C. Campbell, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips, Daniel M. Scarbrough, MD, J. Daniel Sizemore, George W. Skipper, III, Thomas Gray Skipper, J. Douglas Warren, Patrick Willingham and Royce T. Winborne. Vision and Vision Alabama also lease real property associated with Vision Alabama’s branch location in Elberta, Alabama from Elberta Holdings, LLC, an Alabama limited liability company. J. Daniel Sizemore and James R. Owen, Jr., are both members of Elberta Holdings, LLC.
     Vision and Vision Florida currently lease real property associated with Vision Florida’s branch location in Panama City, Florida from Bay County Investment Group, LLC, a Florida limited liability company. The following directors and executive officers of Vision and Vision Florida are members of Bay County Investment Group, LLC: Warren Banach, Gordon Barnhill, Jr., Julian B. Brackin, R. J. Billingsley, James D. Campbell, DDS, Joe C. Campbell, Jr., Joey W. Ginn, Charles S. Isler, III, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips, Daniel M. Scarbrough, MD, George W. Skipper, III, Thomas Gray Skipper, J. Daniel Sizemore, J. Douglas Warren, Patrick Willingham, Lana Jane Lewis-Brent, Jimmy Patronis, Jr., John S. Robbins, Jerry F. Sowell, Jr., and James R. Strohmenger, MD.
     Following the closing of the merger of Vision with and into Park, the real property leased by Vision and Vision Alabama from Gulf Shores Investment Group, LLC in Gulf Shores, Alabama will be purchased by Vision Alabama for a purchase price of $2,400,000, the real property leased by Vision and Vision Alabama from Gulf Shores Investment Group, LLC in Orange Beach, Alabama will be purchased for a purchase price of $2,000,000, the real property leased by Vision and Vision Alabama from Elberta Holdings, LLC in Elberta, Alabama will be purchased by Vision Alabama for a purchase price of $880,000 and the real property leased by Vision and Vision Florida from Bay County Investment Group, LLC in Panama City, Florida will be purchased by Vision Florida for a purchase price of $2,975,000. Each purchase price represents the average of the appraised values obtained on behalf of each of Park and Vision. Each branch location will be purchased for cash. Prior to purchasing any such property, Vision Alabama or Vision Florida, as appropriate, will calculate its “capital stock and surplus” for purposes of 12 C.F.R. § 223.3 in order to confirm that the amount of the proposed “covered transaction,” when combined with other “covered transactions,” will satisfy the limitations in respect of “covered transactions” set forth in Regulation W promulgated by the Federal Reserve Board. Park intends to make any additional capital contributions to Vision Alabama or Vision Florida which may be necessary to ensure that the limitations in respect of “covered transactions” are satisfied.
Services Provided by Park’s Current Subsidiaries
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
Lending Activities
     Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 29 Ohio counties and one Kentucky county served by their financial service offices. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each subsidiary bank also generates fixed rate residential real estate loans for the secondary market. In addition, Park’s subsidiary banks purchased approximately $27 million of loan participations from Vision Alabama and Vision Florida during the fourth quarter of 2006.
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
     Commercial Loans. At December 31, 2006, Park’s subsidiaries (including Scope Leasing) had approximately $1,411.1 million in commercial loans outstanding (including commercial real estate loans) and commercial leases, representing approximately 40.5% of their total aggregate loan portfolio as of that date. Of this amount, approximately $548.3 million represented commercial loans, $854.9 million represented commercial real estate loans and $7.9 million represented commercial leases.
     Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable and acquisition financing as well as commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 4 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
     The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in the 29 Ohio counties and one Kentucky county where Park’s subsidiary banks operate. The primary industries represented by these customers include commercial real estate leasing, commercial real estate construction, manufacturing, retail trade, health care and other services.
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
     The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $24.4 million, $4.8 million, $7.8 million, $8.9 million, $2.0 million, $4.2 million, $8.7 million and $2.0 million, respectively, at

December 31, 2006. Participations in loans of amounts larger than $25.0 million are generally sold to other banks or financial institutions.
     Park has a loan review program which annually evaluates substantially all (approximately 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place it on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which they anticipate will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off quarterly. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 48 of Park’s 2006 Annual Report. That information is incorporated herein by reference.
     Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The total indebtedness of the largest single borrower within the commercial portfolio was $21.9 million at December 31, 2006. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrowing. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the business. Information concerning the loan loss experience and allowance for loan losses related to the commercial loan portfolio and the commercial real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 34, and is incorporated herein by reference.
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
     Aircraft Financing. Scope Leasing specializes in aircraft financing. Scope Leasing’s customers include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Leasing are located throughout the United States. The lending officers of Scope Leasing are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At

December 31, 2006, Scope Leasing had outstanding approximately $68.1 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio). In addition to the loans outstanding at December 31, 2006, Scope Leasing had $4.2 million of operating leases primarily secured by aircraft.
     Consumer Loans. At December 31, 2006, Park’s subsidiary banks, together with Park Leasing and Guardian Finance, had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $534.3 million, constituting approximately 15.4% of their aggregate total loan portfolio. Of this amount, approximately $532.1 million represented consumer loans and $2.2 million represented automobile leases. These subsidiaries make installment credit available to customers and prospective customers in their primary market area of central and southern Ohio. Park Leasing had participated in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and automobile lease lending is de-emphasized. Park Leasing had approximately $1.1 million of automobile leases outstanding at December 31, 2006.
     Credit approval for consumer loans requires demonstration of sufficient income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary’s performance in this area and for advising and updating loan personnel. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 48 of Park’s 2006 Annual Report. That information is incorporated herein by reference. Each subsidiary bank (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offers credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
     Consumer loans generally have a higher risk of default than real estate mortgage loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 8 and 9 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 34, and is incorporated herein by reference.
     Residential Real Estate and Construction Loans. At December 31, 2006, Park’s subsidiary banks had outstanding approximately $1,535.3 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 44.1% of total loans outstanding. Of this amount, approximately $1,079.0 million represented residential real estate loans, $221.3 million represented home equity lines of credit and $235.0 million represented construction loans.

The market area for real estate lending by the subsidiary banks is concentrated in central and southern Ohio.
     Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, a positive credit record and the appropriate appraised value of the real estate securing the loan. All loans are sent through automated underwriting to determine a risk classification. All loans receiving a risk classification of caution require review by a senior lender and generally require additional documentation if the loan is approved.
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
     Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 34, and is incorporated herein by reference.
     Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although occasionally a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 4 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 8 and 9 included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 34, and is incorporated herein by reference.
Insurance Agency
     Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park’s subsidiary banks. Park Insurance Group’s customers include current customers of Park’s subsidiary banks and other residents in the 29 Ohio counties and one Kentucky county served by those subsidiaries. Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency
     Park Title Agency is a traditional title agency serving residential and commercial customers in the central Ohio area who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency’s customers include current customers of Park’s subsidiary banks and other residents primarily in the 29 Ohio counties and one Kentucky county served by those subsidiary banks.
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

Employees
     As of December 31, 2006, Park and its subsidiaries had 1,892 full-time equivalent employees.
Supervision and Regulation of Park and its Current Subsidiaries
     Park, its subsidiary banks and many of its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.
     As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also under the jurisdiction of the SEC and certain state securities commissions related to the offering and sale of its securities. Park is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Park’s common shares are listed on AMEX under the trading symbol “PRK,” and Park is subject to the AMEX rules for listed companies.
     Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank, as national banking associations, are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FDIC.
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

Regulation of Nationally-Chartered Banks
     As national banking associations, Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank are subject to regulation under the National Banking Act and are periodically examined by the OCC. Furthermore, they are subject, as member banks, to certain rules and regulations of the Federal Reserve Board. Each is an insured institution as a member of the Deposit Insurance Fund. As a result, they are subject to regulation by the FDIC. In addition, the establishment of branches by each of Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank is subject to prior approval of the OCC.
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
     Insurance Premiums
     Insurance premiums for each insured institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.
     Insurance of deposits may be terminated by the FDIC upon a finding that the insured institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.
     Deposit Insurance Reform Act of 2005
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), pursuant to which the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) were merged into a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
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
Park’s management does not expect that the Deposit Insurance Reform Acts will have a significant impact on Park or its subsidiary banks in 2007.
     Liability of Commonly Controlled Banks
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
Federal Home Loan Bank
     The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. As a member of the FHLB of Cincinnati, each of the subsidiary banks of Park must maintain an investment in the capital stock of the FHLB of Cincinnati. Each of Park’s subsidiary banks is in compliance with this requirement.
     Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral.
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
     The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other deductions, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
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
     The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.
     The Federal Reserve Bank’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. Park is well capitalized.
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
     In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks is “well capitalized” according to the guidelines described above. See Note 19 of the Notes to Consolidated Financial Statements located on page 59 of Park’s 2006 Annual Report, which is incorporated herein by reference.
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
Patriot Act
     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States Government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Parks’ subsidiary banks have established policies and procedures to comply with the requirements of the Patriot Act.
Corporate Governance
     As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. AMEX has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and AMEX. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee and a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates. In addition, Park has implemented a “whistleblower” hotline called the “PRK Improvement Line.” Calls that relate to accounting, internal accounting controls or auditing matters or that relate to possible wrongdoing by associates of Park or one of its affiliates can be made anonymously through this hotline. The calls are received by an independent third party service and the information received is forwarded directly to the Chair of the Audit Committee and the Head of Internal Audit. The PRK Improvement Line number is 1-800-418-6423, Ext. PRK (775).
     The Board of Directors of Park also established a Risk Committee on November 21, 2006. The Risk Committee assists the Board of Directors in overseeing Park’s enterprise-wide risks and conducts its business under a charter adopted by the Board.
     The text of each of the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter, the Risk Committee Charter and the Code of Business Conduct and Ethics is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet website located at www.parknationalcorp.com. Interested persons may also obtain copies of these documents, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.
Statistical Disclosure
     The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on pages 26 through 38, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 48 through 51 of Park’s 2006 Annual Report, Note 4 of the Notes to Consolidated Financial Statements located on pages 52 through 54 of Park’s 2006 Annual Report, Note 5 of the Notes to Consolidated Financial Statements located on page 54 of Park’s 2006 Annual Report and Note 9 of the Notes to Consolidated Financial Statements located on page 55 of Park’s 2006 Annual Report. This statistical disclosure is incorporated herein by reference.

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
ITEM 1A. RISK FACTORS.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes”, “anticipates”, “expects”, “intends”, “targeted”, and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statements. We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including those factors and events identified below. There is also the risk that

Park’s management or Board of Directors incorrectly analyzes these risks and uncertainties or that the strategies Park develops to address them are unsuccessful.
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
We extend credit to a variety of customers based on internally set standards and judgment. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
     We take credit risk by virtue of making loans and leases, extending loan commitments and letters of credit and, to a lesser degree, purchasing non-governmental securities.
     Our exposure to credit risk is managed through the use of consistent underwriting standards that emphasize “in-market” lending while avoiding highly leveraged transactions as well as excessive industry and other concentrations. Our credit administration function employs risk management techniques to ensure that loans and leases adhere to corporate policy and problem loans and leases are promptly identified. While these procedures are designed to provide us with the information needed to implement policy adjustments where necessary, and to take proactive corrective actions, there can be no assurance that such measures will be effective in avoiding undue credit risk.
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

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. The substantial majority of our loans are to individuals and businesses in Ohio. In addition, we purchased loan participations from Vision Alabama and Vision Florida during the fourth quarter. The substantial majority of the loans made by Vision Alabama and Vision Florida are to individuals and businesses in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.
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
We are exposed to operational risk.
     Similar to any large organization, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.
     Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to litigation and regulatory action.
     Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss of liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.
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
We have no prior operating experience in the Alabama and Florida markets in which Vision and its subsidiaries operate.
     As of the date of this Annual Report on Form 10-K, we and our subsidiaries operated 138 offices across 29 Ohio counties and one Kentucky county. The merger with Vision will result in the expansion of our banking operations into the Alabama and Florida markets currently served by Vision and its subsidiaries. We have no prior operating experience in these markets and, therefore, will rely to a large extent on the existing Boards of Directors and management of Vision and its subsidiaries with respect to the operation of Vision Alabama and Vision Florida after the merger. We, together with Vision Alabama and/or Vision Florida, as appropriate, entered into employment agreements with the following executive officers of Vision Alabama and Vision Florida: J. Daniel Sizemore, Chairman of the Board, Chief Executive Officer and President of Vision and Chairman of the Board and Chief Executive Officer of Vision Alabama and Vision Florida; William E. Blackmon, Executive Vice President and Chief Financial Officer of Vision and Vision Alabama; Andrew W. Braswell, Executive Vice President and Senior Lending Officer of Vision Alabama; Joey W. Ginn, President of Vision Florida; and Robert S. McKean, President of Vision Alabama; as well as seven other senior officers of Vision Alabama and Vision Florida. Each of these employment agreements, which will become effective at the effective time of the merger, continues the executive officer’s or employee’s employment relationship with Vision Alabama or Vision Florida, as applicable, after the effective time of the merger for at least a three-year term. However, there is no guarantee that we will be able to retain the services of these executive officers and employees of Vision Alabama and Vision Florida, or that we will be able to successfully manage the operations of the Vision subsidiaries in the Alabama and Florida markets.
We could experience difficulties in effectively integrating Vision and Anderson.
     We may not be able to achieve fully the strategic objectives and operating efficiencies in the merger with Vision. The costs or difficulties relating to the integration of Vision and its subsidiaries with our organization may be greater than expected or the cost savings or any revenue synergies of the combined organization may be lower or take longer to realize than expected. Inherent uncertainties exist in integrating the operations of any acquired entity. In addition, the markets and industries in which we and Vision and our respective subsidiaries operate are highly competitive. We may lose our customers or the customers of Vision and its subsidiaries as a result of the merger. We may also lose key personnel as a result of the merger, although we have entered into employment agreements with J. Daniel Sizemore and eleven other executive officers and employees of Vision Alabama and Vision Florida as described in the previous risk factor. These factors could contribute to our not fully achieving the expected benefits from the merger. Similarly, our recently completed acquisition of Anderson involves the same risks described above.
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

Changes in accounting standards could impact reported earnings.
     The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangible assets. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize a significant provision for impairment of our goodwill. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2006 Annual Report captioned “FINANCIAL REVIEW” on pages 27 and 28.
Consumers may decide not to use banks to complete their financial transactions.
     Technology and other changes are allowing parties to complete through alternative methods financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
     As of the date of this Annual Report on Form 10-K, Park National Bank and its divisions have a total of 43 financial service offices. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has: (a) financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County; (b) a financial service office in Delaware in Delaware County; (c) financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County; (d) a financial service office in West Chester in Butler County; (e) a financial service office in Dayton in Montgomery County; (f) financial service offices in Baltimore, Pickerington (two offices) and Lancaster (seven offices) in

Fairfield County; (g) financial service offices in Amelia (two offices), Cincinnati (two offices), Milford (two offices), New Richmond and Owensville in Clermont County; and (h) financial service offices in Anderson and Cincinnati in Hamilton County. Park National Bank also has one financial service office in Florence (Boone County), Kentucky. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. The financial service offices in Butler, Clermont, Hamilton and Montgomery Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky.
     Of the financial service offices described above, 21 are leased and the remainder are owned. Park National Bank also operates 12 off-site automated teller machines, three of which are operated by the Fairfield National Division and two of which are operated by The Park National Bank of Southwest Ohio & Northern Kentucky.
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
Locations to be added in connection with merger with Vision
     Please see the description of the branch locations of Vision Alabama and Vision Florida included in “ITEM 1. BUSINESS” of this Annual Report on Form 10-K under the caption “Recent Developments — Pending Merger with Vision Bancshares.”
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of the shareholders of Park during the fourth quarter of the fiscal year ended December 31, 2006.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference from “Table 15 — Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 38.
     During the fiscal quarter ended December 31, 2006, there were no purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options.

			Total Number of	Maximum Number of
			Common Shares	Common Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased under the
	Common Shares	Paid per	Announced Plans or	Plans or Programs
Period	Purchased	Common Share	Programs	(1)
October 1 through October 31, 2006	0	n/a	0	1,715,363

November 1 through November 30, 2006	0	n/a	0	1,714,043

December 1 through December 31, 2006	0	n/a	0	1,711,662

Total	0	n/a	0	1,711,662

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund Park’s 2005 Incentive Stock Option and 1995 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. At December 31, 2006, 662,180 common shares remained authorized for repurchase under this stock repurchase authorization.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of December 31, 2006, incentive stock options covering 214,825 common shares were outstanding and 1,285,175 common shares were available for future grants under the 2005 Plan.

The Park National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of December 31, 2006, incentive stock options covering 457,480 common shares were outstanding under the 1995 Plan.

Incentive stock options, granted under both the 2005 Plan and 1995 Plan, covering 672,305 common shares were outstanding as of December 31, 2006 and 1,285,175 common shares were available for future grants. With 907,998 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at December 31, 2006, an additional 1,049,482 common shares remained authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
ITEM 6. SELECTED FINANCIAL DATA.
     The information called for in this Item 6 is incorporated herein by reference from “Table 13 — Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 37.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
     The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on pages 26 through 37.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As noted in Note 1 of the Notes to Consolidated Financial Statements under the caption “Derivative Instruments” on page 50 of Park’s 2006 Annual Report, Park and its subsidiaries did not use any derivative instruments in 2006, 2005 or 2004. The discussion of interest rate sensitivity included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW — CAPITAL RESOURCES — Liquidity and Interest Rate Sensitivity Management,” on pages 34 through 36, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on page 36 of Park’s 2006 Annual Report under the caption “FINANCIAL REVIEW — CONTRACTUAL OBLIGATIONS — Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 17 of the Notes to Consolidated Financial Statements included on page 58 of Park’s 2006 Annual Report, is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2006 and 2005, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2006, 2005 and 2004, the related Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firm (Crowe Chizek & Company LLC) appearing on pages 40 through 62 of Park’s 2006 Annual Report, are incorporated herein by reference. The Report of Ernst & Young LLP, Park’s predecessor independent registered public accounting firm, on the Consolidated Balance Sheet of Park and its subsidiaries at December 31, 2005 and the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for each of the two years in the period ended December 31, 2005, is included on page 38 of this Annual Report on Form 10-K. Quarterly Financial Data provided in “Table 14 — Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2006 Annual Report captioned “FINANCIAL REVIEW,” on page 37, is also incorporated herein by reference.
[Remainder of page intentionally left blank]

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Park National Corporation
We have audited the accompanying consolidated balance sheet of Park National Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Park National Corporation and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Columbus, Ohio
February 21, 2006

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
•	information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;

•	information required to be disclosed by Park in this Annual Report on Form 10-K and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•	Park’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K to ensure that material information relating to Park and its consolidated subsidiaries is made known to them, particularly during the period in which this Annual Report on Form 10-K was being prepared.
Management’s Annual Report on Internal Control over Financial Reporting
     The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 39 of Park’s 2006 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
     The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 40 of Park’s 2006 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
     There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31,

2006, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     No response required.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 16, 2007 (the “2007 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the captions “ELECTION OF DIRECTORS” and “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Pending Merger with Vision Bancshares, Inc.” in Park’s definitive Proxy Statement relating to the 2007 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2007 Proxy Statement”). The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2007 Proxy Statement.
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2007 Proxy Statement.
     Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee.
     In accordance with the requirements of Section 807 of the AMEX Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary and Park’s Chief Financial Officer (the principal financial officer and principal accounting officer). Park intends to disclose the following in a current report on Form 8-K within the required four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence.

     The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet website located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman. In addition, Park’s Code of Business Conduct and Ethics, as amended on July 17, 2006, is incorporated by reference in Exhibit 14 to this Annual Report on Form 10-K.
     The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE—Nominating Procedures” in Park’s 2007 Proxy Statement.
     The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit Committee” in Park’s 2007 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2007 Proxy Statement.
     The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2007 Proxy Statement.
     The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Park’s 2007 Proxy Statement.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2007 Proxy Statement.
Equity Compensation Plan Information
     Park has three compensation plans (excluding plans assumed by Park in the merger with Security Banc Corporation effective March 23, 2001 (the “Assumed Security Plans”)) under which common shares of Park are authorized for issuance to directors, officers or employees of Park and Park’s subsidiaries in exchange for consideration in the form of goods or services — the Park

National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”), the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors’ Stock Plan”). In addition, Park maintains the Park National Corporation Employees Stock Ownership Plan (the “Park KSOP”), which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended. The 1995 Plan (and amendments thereto), the 2005 Plan and the Directors’ Stock Plan have been approved by Park’s shareholders.
     The following table shows the number of common shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 1995 Plan and the 2005 Plan outstanding at December 31, 2006, the weighted-average exercise price of those ISOs and the number of common shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2006, excluding common shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan. No further ISOs may be granted under the 1995 Plan. The table does not include common shares subject to outstanding options granted under the Assumed Security Plans. Footnote (2) to the table sets forth the total number of common shares issuable upon exercise of options granted under the Assumed Security Plans which were outstanding at December 31, 2006, and the weighted-average exercise price of those options. Park cannot grant additional options under the Assumed Security Plans.

			Number of common
			shares remaining
			available for future
	Number of common		issuance under equity
	shares to be issued	Weighted-average	compensation plans
	upon exercise of	exercise price of	(excluding common
	outstanding options,	outstanding options,	shares reflected in
	warrants and rights	warrants and rights	column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	672,305	$101.61	1,366,935 (1)

Equity compensation plans not approved by shareholders	(2)	(2)	(2)

Total	672,305	$101.61	1,366,935 (1)

(1)	Includes 1,285,175 common shares remaining available for future issuance under the 2005 Plan and 81,760 common shares remaining available for future issuance under the Directors’ Stock Plan.

(2)	The table does not include information for the Assumed Security Plans. A total of 13,719 common shares were issuable upon exercise of options granted under Assumed Security Plans which were outstanding at December 31, 2006. The weighted-average exercise price of all options granted under the Assumed Security Plans which were outstanding at December 31, 2006, was $115.94. Park cannot grant additional options under the Assumed Security Plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Transactions with Related Persons” in Park’s 2007 Proxy Statement.
     The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Independence of Directors” in Park’s 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by Independent Registered Public Accounting Firms” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firms” in Park’s 2007 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements.

The consolidated financial statements (and reports thereon) listed below are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference from Park’s 2006 Annual Report as noted:
Reports of Independent Registered Public Accounting Firm
(Crowe Chizek and Company LLC) — Incorporated
by reference from pages 40 and 41 of Park’s 2006 Annual Report
Report of Independent Registered Public Accounting Firm
(Ernst & Young LLP) — Included on page 38 of this Annual
Report on Form 10-K
Consolidated Balance Sheets at December 31, 2006 and 2005 —
Incorporated by reference from pages 42 and 43 of Park’s
2006 Annual Report

Consolidated Statements of Income for the years ended
December 31, 2006, 2005 and 2004 — Incorporated by
reference from pages 44 and 45 of Park’s 2006 Annual Report
Consolidated Statements of Changes in Stockholders’ Equity for
the years ended December 31, 2006, 2005 and 2004 —
Incorporated by reference from page 46 of Park’s 2006 Annual Report
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005 and 2004 — Incorporated by
reference from page 47 of Park’s 2006 Annual Report
Notes to Consolidated Financial Statements — Incorporated by
reference from pages 48 through 62 of Park’s 2006 Annual Report
(a)(2) Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3) Exhibits.

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.	Description of Exhibit

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (included as Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (filed herewith)

Exhibit No.	Description of Exhibit

2.2(a)	Second Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Anderson Bank Company dated November 13, 2006, filed on November 16, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-138028)**

2.2(b)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of December 15, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 18, 2006 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

Exhibit No.	Description of Exhibit

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.2†	Summary of Incentive Compensation Plan of Park National Corporation (incorporated herein by reference to Exhibit 10.2 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.3(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.3(b)†	Schedule identifying Split-Dollar Agreements between subsidiaries of Park National Corporation and executive officers or employees of such subsidiaries who are directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Form S-4 Registration Statement filed on December 1, 2006 (Registration No. 333-139083))

10.4(a)†	Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park

Exhibit No.	Description of Exhibit

National Bank (incorporated herein by reference to Exhibit 10.3 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13006) (“Park’s 2003 Form 10-K”))

10.4(b)†	Schedule identifying Split-Dollar Agreements between directors of Park National Corporation and The Park National Bank, The Richland Trust Company or The First-Knox National Bank of Mount Vernon as identified in such Schedule, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.4(b) to Park National Corporation’s Registration Statement on Form S-4 filed on October 16, 2006 (Registration No. 333-138028))

10.5†	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.6†	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.7(a)†	Description of Park National Corporation Supplemental Executive Retirement Plan (filed herewith)

10.7(b)†	Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (filed herewith)

10.8†	Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(a) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.9†	Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(b) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.10†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

Exhibit No.	Description of Exhibit

10.11†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.12†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.13†	Summary of Certain Compensation for Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.13 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.14†	Security National Bank and Trust Co. Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Park’s 2004 Form 10-K)

10.15†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.16†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.17(a)†	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-1 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

10.17(b)†	First Amendment to Employment Agreement for J. Daniel Sizemore, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (filed herewith)

Exhibit No.	Description of Exhibit

12	Computation of ratios (filed herewith)

13	2006 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics as amended July 17, 2006 (incorporated herein by reference to Exhibit 14 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 21, 2006 (File No. 1-13006))

21	Subsidiaries of Park National Corporation (incorporated herein by reference to Exhibit 21 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-13006))

23.1	Consent of Crowe Chizek and Company LLC (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (filed herewith)

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)

99.1(a)	Employment Agreement for William E. Blackmon, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-2 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.1(b)	First Amendment to Employment Agreement for William E. Blackmon, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (filed herewith)

Exhibit No.	Description of Exhibit

99.2(a)	Employment Agreement for Andrew W. Braswell, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-3 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.2(b)	First Amendment to Employment Agreement for Andrew W. Braswell, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (filed herewith)

99.3(a)	Employment Agreement for Joey W. Ginn, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-4 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration no. 333-139083))

99.3(b)	First Amendment to Employment Agreement for Joey W. Ginn, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (filed herewith)

99.4(a)	Employment Agreement for Robert S. McKean, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-5 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

Exhibit No.	Description of Exhibit

99.4(b)	First Amendment to Employment Agreement for Robert S. McKean, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the SEC.

**	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the SEC.

†	Management contract or compensatory plan or arrangement.
(b)	Exhibits.

The documents listed in Item 15(a)(3) are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules.

None

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 28, 2007	By:	/s/ C. Daniel DeLawder

C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2007.

Name	Capacity

/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director

/s/ David L. Trautman David L. Trautman	President, Secretary and Director

/s/ John W. Kozak John W. Kozak	Chief Financial Officer and Principal Accounting Officer

/s/ Nicholas L. Berning* Nicholas L. Berning	Director

/s/ Maureen Buchwald* Maureen Buchwald	Director

/s/ James J. Cullers* James J. Cullers	Director

/s/ Harry O. Egger* Harry O. Egger	Director

Name	Capacity

/s/ F. William Englefield IV* F. William Englefield IV	Director

/s/ William T. McConnell* William T. McConnell	Director

/s/ John J. O’Neill* John J. O’Neill	Director

/s/ William A. Phillips* William A. Phillips	Director

/s/ J. Gilbert Reese*	Director
J. Gilbert Reese

/s/ Rick R. Taylor* Rick R. Taylor	Director

/s/ Leon Zazworsky* Leon Zazworsky	Director

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel
DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 28th day of February, 2007.

By:	/s/ C. Daniel DeLawder

C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION
Annual Report on Form 10-K
for the
Fiscal Year Ended December 31, 2006
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (included as Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (filed herewith)

2.2(a)	Second Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Anderson Bank Company dated November 13, 2006, filed on November 16, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-138028)**

2.2(b)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of December 15, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 18, 2006 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

Exhibit No.	Description of Exhibit

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

Exhibit No.	Description of Exhibit

4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.2†	Summary of Incentive Compensation Plan of Park National Corporation (incorporated herein by reference to Exhibit 10.2 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.3(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.3(b)†	Schedule identifying Split-Dollar Agreements between subsidiaries of Park National Corporation and executive officers or employees of such subsidiaries who are directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Form S-4 Registration Statement filed on December 1, 2006 (Registration No. 333-139083))

10.4(a)†	Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.3 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (File No. 1-13006) (“Park’s 2003 Form 10-K”))

10.4(b)†	Schedule identifying Split-Dollar Agreements between directors of Park National Corporation and The Park National Bank, The Richland Trust Company or The First-Knox National Bank of Mount Vernon as identified in such Schedule, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated September 3, 1993, between Leon Zazworsky and The Park National Bank (incorporated herein by reference to Exhibit 10.4(b) to Park National Corporation’s Registration Statement on Form S-4 filed on October 16, 2006 (Registration No. 333-138028))

Exhibit No.	Description of Exhibit

10.5†	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.6†	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.7(a)†	Description of Park National Corporation Supplemental Executive Retirement Plan (filed herewith)

10.7(b)†	Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (filed herewith)

10.8†	Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(a) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.9†	Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(b) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.10†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.11†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.12†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

Exhibit No.	Description of Exhibit

10.13†	Summary of Certain Compensation for Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.13 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.14†	Security National Bank and Trust Co. Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Park’s 2004 Form 10-K)

10.15†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.16†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.17(a)†	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-1 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

10.17(b)†	First Amendment to Employment Agreement for J. Daniel Sizemore, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (filed herewith)

12	Computation of ratios (filed herewith)

13	2006 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics as amended July 17, 2006 (incorporated herein by reference to Exhibit 14 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 21, 2006 (File No. 1-13006))

Exhibit No.	Description of Exhibit

21	Subsidiaries of Park National Corporation (incorporated herein by reference to Exhibit 21 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-13006))

23.1	Consent of Crowe Chizek and Company LLC (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (filed herewith)

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)

99.1(a)	Employment Agreement for William E. Blackmon, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-2 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.1(b)	First Amendment to Employment Agreement for William E. Blackmon, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (filed herewith)

99.2(a)	Employment Agreement for Andrew W. Braswell, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-3 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

Exhibit No.	Description of Exhibit

99.2(b)	First Amendment to Employment Agreement for Andrew W. Braswell, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (filed herewith)

99.3(a)	Employment Agreement for Joey W. Ginn, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-4 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration no. 333-139083))

99.3(b)	First Amendment to Employment Agreement for Joey W. Ginn, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (filed herewith)

99.4(a)	Employment Agreement for Robert S. McKean, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (to be effective as of the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (included as Exhibit C-5 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.4(b)	First Amendment to Employment Agreement for Robert S. McKean, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the Securities and Exchange Commission (the “SEC”).

**	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the SEC.

†	Management contract or compensatory plan or arrangement.