Form 10-Q
period 2007-03-31
PARK NATIONAL CORP /OH/
filed 2007-05-07
CIK 805676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
14,588,263 Common shares, no par value per share, outstanding at April 30, 2007.

PARK NATIONAL CORPORATION
CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3-17

Consolidated Condensed Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	3

Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4-5

Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2007 and 2006 (unaudited)	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	7-8

Notes to Consolidated Financial Statements	9-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30-31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION	32-48

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32-33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33-34

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	36-41

Item 6. Exhibits	41-47

SIGNATURES	48
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2007	2006

Assets:
Cash and due from banks	$169,192	$177,990

Money market instruments	28,938	8,266

Cash and cash equivalents	198,130	186,256

Interest bearing deposits	1	1

Securities available-for-sale, at fair value (amortized cost of $1,372,873 and $1,299,686 at March 31, 2007 and December 31, 2006)	1,353,973	1,275,079

Securities held-to-maturity, at amortized cost (fair value approximates $167,717 and $169,786 at March 31, 2007 and December 31, 2006)	173,630	176,485

Other investment securities	63,345	61,934

Loans (net of unearned interest and fees)	4,088,683	3,480,702

Allowance for loan losses	79,839	70,500

Net loans	4,008,844	3,410,202

Bank premises and equipment, net	64,946	47,554

Bank owned life insurance	117,025	113,101

Goodwill and other intangible assets	198,828	78,003

Other assets	129,333	122,261

Total assets	$6,308,055	$5,470,876

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$718,829	$664,962

Interest bearing	3,833,647	3,160,572

Total deposits	4,552,476	3,825,534

Short-term borrowings	388,781	375,773

Long-term debt	607,189	604,140

Junior Subordinated Debentures	15,000	—

Other liabilities	83,719	94,990

Total liabilities	5,647,165	4,900,437

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,243 shares issued in 2007 and 15,358,323 shares issued in 2006)	300,324	217,067

Retained earnings	527,677	519,563

Treasury stock (1,486,382 shares in 2007 and 1,436,794 shares in 2006)	(148,000)	(143,371)

Accumulated other comprehensive income (loss), net of taxes	(19,111)	(22,820)

Total stockholders’ equity	660,890	570,439

Total liabilities and stockholders’ equity	$6,308,055	$5,470,876

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Interest and dividends income:

Interest and fees on loans	$71,182	$59,933

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	18,547	19,564

Obligations of states and political subdivisions	813	977

Other interest income	294	122

Total interest and dividends income	90,836	80,596

Interest expense:

Interest on deposits:
Demand and savings deposits	8,097	5,004

Time deposits	17,581	12,316

Interest on borrowings:
Short-term borrowings	3,918	3,125

Long-term debt	6,342	6,732

Total interest expense	35,938	27,177

Net interest income	54,898	53,419

Provision for loan losses	2,205	—

Net interest income after provision for loan losses	52,693	53,419

Other income:
Income from fiduciary activities	3,504	3,276

Service charges on deposit accounts	4,847	4,463

Other service income	2,505	2,727

Other	5,318	4,927

Total other income	16,174	15,393

Gain (loss) on sale of securities	—	—

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Other expense:

Salaries and employee benefits	$22,460	$20,046

Occupancy expense	2,538	2,262

Furniture and equipment expense	1,392	1,336

Other expense	12,919	11,368

Total other expense	39,309	35,012

Income before income taxes	29,558	33,800

Income taxes	8,495	9,993

Net income	$21,063	$23,807

Per Share:

Net income:
Basic	$1.49	$1.70

Diluted	$1.49	$1.69

Weighted average
Basic	14,121,331	14,034,360

Diluted	14,138,517	14,095,895

Cash dividends declared	$0.93	$0.92

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2007 and 2006	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	($116,681)	($10,143)

Net Income		23,807			$23,807

Other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($8,151)				(15,137)	(15,137)

Total comprehensive income					$8,670

Cash dividends on common stock at $.92 per share		(12,880)

Cash payment for fractional shares in dividend reinvestment plan	(2)

Shares issued for stock options - 684	24

Tax benefit from exercise of stock options	18

Treasury stock purchased - 96,427 shares			(10,231)

Treasury stock reissued for stock options - 12,036 shares			932

BALANCE AT MARCH 31, 2006	$208,405	$487,816	($125,980)	($25,280)

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	($143,371)	($22,820)

Net Income		21,063			$21,063

Other comprehensive income (loss), net of tax:
Unrealized net holding gain on securities available-for-sale, net of taxes $1,997				3,709	3,709

Total comprehensive income					$24,772

Cash dividends on common stock at $.93 per share		(12,949)

Cash payment for fractional shares in dividend reinvestment plan	(1)

Treasury stock purchased - 52,434 shares			(4,862)

Treasury stock reissued for stock options - 2,846 shares			233

Shares issued for Vision Bancshares purchase - 792,937 shares	83,258

BALANCE AT MARCH 31, 2007	$300,324	$527,677	($148,000)	($19,111)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities:

Net income	$21,063	$23,807

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	(569)	58

Provision for loan losses	2,205	—

Stock dividends on Federal Home Loan Bank stock	—	(739)

Amortization of core deposit intangibles	684	637

Changes in assets and liabilities:
Increase in other assets	(6,172)	(8,305)

Decrease in other liabilities	(671)	(1,770)

Net cash provided from operating activities	16,540	13,688

Investing activities:

Proceeds from maturity of:
Available-for-sale securities	195,424	79,787

Held-to-maturity securities	2,853	4,782

Purchases of:
Available-for-sale securities	(239,330)	(126,527)

Net (increase) decrease in loans	(13,530)	10,639

Cash paid for acquisition, net	(44,993)	—

Purchases of premises and equipment, net	(10,508)	(1,399)

Net cash used by investing activities	(110,084)	(32,718)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Financing activities:

Net increase in deposits	$149,848	$76,182

Net (decrease) increase in short-term borrowings	(11,324)	96,366

Proceeds from exercise of stock options	233	974

Purchase of treasury stock	(4,862)	(10,231)

Cash payment for fractional shares in dividend reinvestment plan	(1)	(2)

Long-term debt issued	75,100	—

Repayment of long-term debt	(77,680)	(135,912)

Cash dividends paid	(25,896)	(25,879)

Net cash provided from financing activities	105,418	1,498

Increase (decrease) in cash and cash equivalents	11,874	(17,532)

Cash and cash equivalents at beginning of year	186,256	173,973

Cash and cash equivalents at end of period	$198,130	$156,441

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$35,829	$26,859

Income taxes	$2,600	$0

Summary of business acquisition:
Fair value of assets acquired	$686,744	—

Cash paid for purchase of Vision Bancshares	(87,843)	—

Stock issued for purchase of Vision Bancshares	(83,258)	—

Fair value of liabilities assumed	(624,432)	—

Goodwill recognized	($108,789)	—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2007 and 2006.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2007.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2006 from Park’s 2006 Annual Report to Shareholders.
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2006 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Park does not have any derivative financial instruments such as interest-rate swap agreements.
Note 2 — Acquisition and Intangible Assets
On March 9, 2007, Park acquired all of the stock and outstanding stock options of Vision Bancshares, Inc. (“Vision”) for $87.8 million in cash and 792,937 shares of Park common stock valued at $83.3 million or $105.00 per share. The goodwill recognized as a result of this acquisition was $108.8 million. The fair value of the acquired assets of Vision was $686.7 million and the fair value of the liabilities assumed was $624.4 million at March 9, 2007.
Vision operated two bank subsidiaries (both named Vision Bank) which became bank subsidiaries of Park on March 9, 2007. One bank is headquartered in Gulf Shores, Alabama and the other in Panama City, Florida. These banks operate fifteen branch locations in the Gulf Coast communities in Alabama and in the Florida panhandle. The markets that the two Vision Banks operate in are expected to grow much faster than many of the non-metro markets in which Park’s subsidiary banks operate in Ohio. Management expects that the acquisition of the two Vision Banks will improve the future growth rate for Park’s loans and deposits.

The following table shows the activity in goodwill and core deposit intangibles during the first quarter of 2007.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2006	$72,334	$5,669	$78,003
Vision Acquisition	108,789	12,720	121,509
Amortization	—	<684>	<684>
March 31, 2007	$181,123	$17,705	$198,828
The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision core deposit intangibles is six years. One month of core deposit amortization expense of $176,000 was recognized from the Vision acquisition during the quarter. Management expects that the core deposit amortization expense will be $1.04 million for the second and third quarter of 2007 and $975,000 for the fourth quarter of 2007.
Core deposit amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2007	$3,735
2008	3,576
2009	3,297
2010	2,973
2011	2,228
Total	$15,809
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. Goodwill was evaluated during the first quarter of 2007, and no impairment charge was necessary.
Note 3 — Allowance for Loan Losses
The allowance for loan losses is that amount believed adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.
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

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(In Thousands)	2007	2006
Average Loans (Net of Unearned Interest)	$3,631,168	$3,311,576

Allowance for Loan Losses:
Beginning Balance	$70,500	$69,694

Charge-Offs:
Commercial, Financial and Agricultural	1,117	302
Real Estate — Construction	56	300
Real Estate — Residential	961	413
Real Estate — Commercial	53	147
Consumer	1,777	1,418
Lease Financing	—	16

Total Charge-Offs	3,964	2,596

Recoveries:
Commercial, Financial and Agricultural	314	361
Real Estate — Construction	—	—
Real Estate — Residential	145	223
Real Estate — Commercial	250	1,065
Consumer	1,034	911
Lease Financing	21	37

Total Recoveries	1,764	2,597

Net Charge-Offs	2,200	<1>

Provision Charged to Earnings	2,205	—
Allowance for Loan Losses of Acquired Banks	9,334	—

Ending Balance	$79,839	$69,695

Annualized Ratio of Net Charge-Offs to Average Loans	.25%	—
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	1.95%	2.10%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

(Dollars in Thousands, Except Per Share Data)
	Three Months Ended
	March 31,
	2007	2006
Numerator:
Net Income	$21,063	$23,807

Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	14,121,331	14,034,360

Effect of Dilutive Securities	17,186	61,535

Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	14,138,517	14,095,895

Earnings per Share:
Basic Earnings Per Share	$1.49	$1.70
Diluted Earnings Per Share	$1.49	$1.69
Note 5 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation’s financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank (CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank, N.A. (UB), Second National Bank (SNB), The Security National Bank and Trust Co. (SEC), The Citizens National Bank of Urbana (CIT), Vision Bank (Alabama) (VAL) and Vision Bank (Florida) (VFL).

Operating Results for the Three Months Ended March 31, 2007						Balances at
(In Thousands)						March 31, 2007
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$18,136	$620	$6,871	$12,869	$7,795	$2,037,618
RTC	4,276	420	1,223	2,867	1,467	548,437
CNB	6,213	440	1,951	4,205	2,341	719,702
FKNB	7,713	255	1,904	4,635	3,121	761,678
UB	1,871	20	588	1,678	522	209,681
SNB	3,071	40	599	2,051	1,105	392,537
SEC	7,596	140	2,243	5,200	3,057	850,713
CIT	1,309	40	394	1,058	412	154,444
VAL	1,294	—	166	776	424	480,980
VFL	781	—	101	629	157	331,494
All Other	2,638	230	134	3,341	662	<179,829>

TOTAL	$54,898	$2,205	$16,174	$39,309	$21,063	$6,307,455

Operating Results for the Three Months Ended March 31, 2006						Balances at
(In Thousands)						March 31, 2006
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$17,791	$ <88>	$6,644	$11,408	$8,835	$1,999,911
RTC	4,721	100	1,097	2,709	1,991	499,115
CNB	6,479	<30>	1,929	4,234	2,790	719,476
FKNB	7,461	5	2,067	4,345	3,428	775,333
UB	1,951	<200>	501	1,591	717	213,584
SNB	3,081	<25>	558	1,937	1,211	383,218
SEC	7,535	50	2,036	5,138	2,963	914,425
CIT	1,386	—	418	1,069	499	173,431
VAL	—	—	—	—	—	—
VFL	—	—	—	—	—	—
All Other	3,014	188	143	2,581	1,373	<234,048>

TOTAL	$53,419	$—	$15,393	$35,012	$23,807	$5,444,445

The operating results of the Parent Company and Guardian Finance Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated income statements for the periods ended March 31, 2007 and 2006. The reconciling amounts for consolidated total assets for both of the periods ended March 31, 2007 and 2006 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 6 — Stock Option Plans
Park did not grant any stock options during the first quarter of 2007 or the first quarter of 2006. Additionally, no stock options became vested during the first quarter of 2007 or the first quarter of 2006.

The following table summarizes stock option activity during the first quarter of 2007.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2006	686,024	$101.89
Granted	—	—
Exercised	<2,846>	81.83
Forfeited/Expired	<13,768>	95.35

Outstanding at March 31, 2007	669,410	$102.11

All of the stock options outstanding at March 31, 2007 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2007 was $1,200,000.
The intrinsic value of the stock options exercised during the first quarter of 2007 was $47,000 and the intrinsic value of the stock options exercised during the first quarter of 2006 was $400,000. The weighted average contractual remaining term was 1.9 years for the stock options outstanding at March 31, 2007.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 and 1995 Incentive Stock Option Plans are to be treasury shares. At March 31, 2007, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 657,403 common shares were outstanding. The remaining outstanding stock options at March 31, 2007 of 12,007 pertain to a stock option plan assumed by Park in the acquisition of Security Banc Corporation in 2001. At March 31, 2007, Park held 918,871 treasury shares that are allocated for the stock option plans (including the Security Plan). Management anticipates that few, if any, additional shares of Park common stock will be repurchased within the next twelve months for the stock option plans.
Note 7 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	March 31,	December 31,
(In Thousands)	2007	2006
Commercial, Financial and Agricultural	$608,751	$548,254
Real Estate:
Construction	530,609	234,988
Residential	1,434,262	1,300,294
Commercial	957,863	854,869
Consumer	548,828	532,092
Leases	8,370	10,205

Total Loans	$4,088,683	$3,480,702

Note 8 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment. No impairment charges have been deemed necessary in 2007 or 2006. The unrealized losses are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross	Gross
March 31, 2007		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$205,325	$365	$195	$205,495
Obligation of States and Political Subdivisions	54,791	883	25	55,649
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,110,864	981	21,439	1,090,406
Equity Securities	1,893	573	43	2,423
Total
Total	$1,372,873	$2,802	$21,702	$1,353,973
Total

		Gross	Gross
March 31, 2007		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$14,710	$147	$—	$14,857
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	158,920	4	6,064	152,860
Total
Total	$173,630	$151	$6,064	$167,717
Total

(In Thousands)
		Gross	Gross
December 31, 2006		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$90,988	$140	$419	$90,709
Obligation of States and Political Subdivisions	53,947	1,006	3	54,950
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,153,515	932	26,823	1,127,624
Equity Securities	1,236	595	35	1,796
Total
Total	$1,299,686	$2,673	$27,280	$1,275,079
Total

		Gross	Gross
December 31, 2006		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$15,140	$169	$—	$15,309
Total
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	161,345	1	6,869	154,477
Total
Total	$176,485	$170	$6,869	$169,786
Total

Note 9 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	March 31,	December 31,
(In Thousands)	2007	2006
Federal Home Loan Bank Stock	$56,934	$55,523
Federal Reserve Bank Stock	6,411	6,411

Total	$63,345	$61,934

Note 10 — Benefit Plans
Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.
Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Management does not expect to make a pension plan contribution in 2007. A pension plan contribution of $9,117,417 was paid during the first quarter of 2006.
The following table shows the components of net periodic benefit expense.

	Three Months Ended
	March 31,
(In Thousands)	2007	2006
Service Cost	$810	$795
Interest Cost	776	722
Expected Return on Plan Assets	<1,066>	<994>
Amortization of Prior Service Cost	8	3
Recognized Net Actuarial Loss	138	139

Benefit Expense	$666	$665

Note 11 — Income Taxes
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of Statement of Financial Standard (“SFAS”) No. 109 (FIN 48),” which prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The benefit recognized for a tax position that meets the more-likely-than-not criteria is measured based on the largest benefit that is more than 50 percent likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. FIN 48 also provides guidance on disclosures and other issues. Effective January 1, 2007, Park adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007, Park had provided a liability of $789,000 for unrecognized tax benefits related to various federal and state income tax matters. Park recognizes interest and penalties through the income tax provision. The total amount of interest and penalties on the date of adoption was $76,000. Management does not expect the total amount of unrecognized tax benefits to significantly increase in the next three quarters. Park is no longer subject to examination by federal taxing authorities for the year 2002 and the years prior.

Note 12 — Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on January 1, 2008 will have a material impact on Park’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard on January 1, 2008 will have a material impact on Park’s financial statements.
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At March 31, 2007, Park and its subsidiary banks owned $117 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has not completed its evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s financial statements. Without an adjustment to the postretirement benefits provided by the endorsement split-dollar life insurance agreements, Park’s management has concluded that the adoption of EITF Issue No. 06-4 may have a material impact on Park’s financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risk and uncertainties that could cause actual results to differ materially include without limitation, Park’s ability to execute its business plan, Park’s ability to successfully integrate acquisitions into Park’s operations, Park’s ability to achieve the anticipated cost savings and revenue synergies from acquisitions, changes in general economic and financial market conditions, changes in interest rates, changes in the competitive environment, changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies, demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2006 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of Park’s financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
Park considers that the determination of the allowance for loan losses involves a higher degree of judgement and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At March 31, 2007, Park had core deposit intangibles of $17.7 million subject to amortization and $181.1 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $181.1 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2007 and no impairment charge was deemed necessary.

Comparison of Results of Operations
For the Three Months Ended
March 31, 2007 and 2006
Impact of the Vision Acquisition on the First Quarter of 2007
Park acquired Vision on March 9, 2007. (See Note 2 of the Notes to Consolidated Financial Statements for information concerning this acquisition.) The following table displays (for selected balance sheet items at March 31, 2007) the consolidated balance sheet item, the total for the balance sheet item for the two Vision Banks and the total for the balance sheet item without the two Vision Banks.

Selected Balance Sheet Items
(In Thousands)
		March 31, 2007		December 31, 2006
			Park Without
	Park	Vision Banks	Vision Banks	Park

Cash and Due from Banks	$169,192	$26,141	$143,051	$177,990

Money Market Instruments	$28,938	$19,203	$9,735	$8,266

Total Investment Securities	$1,590,948	$29,866	$1,561,082	$1,513,498

Loans	$4,088,683	$598,006	$3,490,677	$3,480,702
Allowance for Loan Losses	$79,839	$9,336	$70,503	$70,500

Net Loans	$4,008,844	$588,670	$3,420,174	$3,410,202

Bank Premises and Equipment	$64,946	$18,247	$46,699	$47,554

Goodwill and Other Intangible Assets	$198,828	$121,333	$77,495	$78,003

Noninterest Bearing Deposits	$718,829	$78,822	$640,007	$664,962
Interest Bearing Deposits	$3,833,647	$530,719	$3,302,928	$3,160,572

Total Deposits	$4,552,476	$609,541	$3,942,935	$3,825,534

Total Borrowed Money	$1,010,970	$10,866	$1,000,104	$979,913

Total Assets	$6,308,055	$813,074	$5,494,981	$5,470,876

The following table compares the income statement for the first quarter of 2007 with the income statement for the first quarter of 2006. The 2007 income statement has been adjusted to display the impact of the two Vision Banks from March 9, 2007 through March 31, 2007.

Summary Income Statement
(In Thousands)
	Quarter Ended			Quarter Ended
	March 31, 2007			March 31, 2006
			Park Without
	Park	Vision Banks	Vision Banks	Park

Total Interest and Dividends Income	$90,836	$3,632	$87,204	$80,596

Total Interest Expense	35,938	1,557	34,381	27,177

Net Interest Income	54,898	2,075	52,823	53,419

Provision for Loan Losses	2,205	—	2,205	—

Income from Fiduciary Activities	3,504	—	3,504	3,276
Service Charges on Deposit Accounts	4,847	106	4,741	4,463
Other Service Income	2,505	23	2,482	2,727
Other	5,318	137	5,181	4,927

Total Other Income	16,174	266	15,908	15,393

Salaries and Employee Benefits	22,460	783	21,677	20,046
Occupancy Expense	2,538	85	2,453	2,262
Furniture and Equipment Expense	1,392	68	1,324	1,336
Other Expense	12,919	469	12,450	11,368

Total Other Expense	39,309	1,405	37,904	35,012

Income Before Income Taxes	29,558	936	28,622	33,800

Income Taxes	8,495	356	8,139	9,993

Net Income	$21,063	$580	$20,483	$23,807
Summary Discussion of Results
Net income decreased by $2.7 million or 11.5% to $21.1 million for the three months ended March 31, 2007 compared to $23.8 million in net income for the first quarter of 2006. The annualized, net income to average asset ratio (ROA) was 1.51% for the first quarter of 2007 compared to 1.78% for the first quarter of 2006. The annualized, net income to average equity ratio (ROE) was 14.58% for the first three months of 2007 compared to 17.65% for the same period in 2006.
Diluted earnings per share decreased by 11.8% to $1.49 for the first quarter of 2007 compared to $1.69 for the first quarter of 2006.
For the first quarter of 2007 compared to the first quarter of 2006, income before income taxes benefited from an increase in net interest income of $1.5 million and an increase in total other income of $781,000. However, the provision for loan losses increased by $2.2 million and total other expense increased by $4.3 million. The net result was a decrease in income before income taxes of $4.2 million in 2007 compared to 2006. Income tax expense decreased by $1.5 million in 2007 compared to 2006.

Net Interest Income
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by $1.5 million or 2.8% to $54.9 million for the first quarter of 2007 compared to $53.4 million for the first quarter of 2006. The following table compares the average balance and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first quarter of 2007 with the same quarter in 2006.

Three Months Ended March 31,
(In Thousands)
	2007		2006
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%

Loans	$3,631,168	7.97%	$3,311,576	7.35%
Taxable Investments	1,492,642	5.04%	1,601,349	4.95%
Tax Exempt Investments	68,641	6.78%	82,628	6.94%
Money Market Instruments	23,396	5.09%	9,368	5.29%

Interest Earning Assets	$5,215,847	7.10%	$5,004,921	6.57%

Interest Bearing Deposits	$3,376,488	3.08%	$3,126,606	2.25%
Short-Term Borrowings	357,052	4.45%	347,697	3.65%
Long-Term Debt	606,736	4.24%	652,670	4.18%

Interest Bearing Liabilities	$4,340,276	3.36%	$4,126,973	2.67%
Excess Interest Earning Assets	$875,571	—	$877,948	—
Net Interest Spread		3.74%		3.90%
Net Interest Margin		4.31%		4.37%
Average interest earning assets increased by $211 million or 4.2% to $5,216 million for the three months ended March 31, 2007 compared to the same quarter in 2006.
Average loan balances increased by $320 million or 9.7% to $3,631 million in the first quarter of 2007 compared to the same period in 2006. The following table shows the growth in total loans outstanding for each of the past four quarters.

Amount
March 31, 2006	$3,318,314
Growth in Loans	49,781
June 30, 2006	3,368,095
Growth in Loans	22,382
September 30, 2006	3,390,477
Acquisition of Anderson Bank	52,853
Growth in Loans	37,372
December 31, 2006	3,480,702
Acquisition of Vision Banks	595,565
Growth in Loans	12,416
March 31, 2007	$4,088,683

For the past four quarters, total loans outstanding increased by $122 million or 3.7% (exclusive of the loans acquired from the acquisitions of banks).
The average yield on the loan portfolio was 7.97% for the first quarter of 2007 compared to 7.35% for the first quarter of 2006. Management expects that the average yield on the loan portfolio will be approximately 8.10% during the second quarter of 2007 and will increase slightly during the second half of the year. This projection assumes that the federal funds rate will remain at 5.25% for the remainder of 2007.
Average investment securities, including money market instruments, were $1,585 million for the first quarter of 2007 compared to $1,693 million for the first quarter of 2006. The following table compares the average balance of total investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	March	December	September	June	March
(Dollars in Thousands)	2007	2006	2006	2006	2006
Average Investment Securities	$1,584,679	$1,559,663	$1,584,397	$1,641,955	$1,693,345
Average Federal Funds Rate	5.25%	5.25%	5.25%	4.91%	4.46%
Average Five Year Treasury Rate	4.65%	4.60%	4.84%	4.99%	4.55%
Management has reduced the amount of purchases of investment securities during the past five quarters due to the small spread between the yield on investment securities that Park purchases and the federal fund rate. As indicated in the above table, the spread between the average federal funds rate and the average rate on a five year U.S. Treasury security has been inverted for the past three quarters. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury security. Park purchased short-term U.S. Government Sponsored Entities’ securities during the first quarter of 2007 at a yield of about 5.25%. These securities were used as collateral for public funds deposits.
The average yield on taxable investment securities was 5.04% for the first quarter of 2007 compared to 4.95% for the same period in 2006. The tax equivalent yield on tax exempt investment securities was 6.78% for the first quarter of 2007 compared to 6.94% for the same period in 2006. No tax exempt investment securities were purchased during the past year.
At March 31, 2007, the tax equivalent yield on the total investment portfolio was 5.01% and the average maturity was 4.0 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 79% of the total investment portfolio at the end of the first quarter of 2007. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.4 years with a 100 basis point increase in long-term interest rates and to 4.7 years with a 200 basis point increase in long-term interest rates.

Average interest bearing liabilities increased by $213 million or 5.2% to $4,340 million for the first three months of 2007 compared to the same period in 2006. The average cost of interest bearing liabilities increased to 3.36% for the first quarter of 2007 compared to 2.67% for the first quarter of 2006. The average federal funds rate was 5.25% for the first quarter of 2007 compared to 4.46% for the first quarter of 2006.
Average interest bearing deposits increased by $250 million or 8.0% to $3,376 million for the first quarter of 2007 compared to the first quarter of 2006. The average cost of interest bearing deposits increased to 3.08% for the first three months of 2007 compared to 2.25% for the same period in 2006.
Average total borrowings were $964 million for the first quarter of 2007 compared to $1,000 million for the first quarter of 2006. The average cost of total borrowings was 4.32% for the first quarter of 2007 compared to 3.99% for the same period in 2006.
The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 16 basis points to 3.74% in 2007 compared to 3.90% in 2006. The net interest margin decreased by 6 basis points to 4.31% for the first quarter of 2007 compared to the same period in 2006.
Each month, management projects Park’s financial statements for the remainder of the 2007 fiscal year. Management expects the following in its current forecast:
•	The federal funds rate remains at 5.25% for the next three quarters.

•	The yield curve continues to be inverted with long-term interest rates lower than short-term interest rates.

•	Total loans outstanding will increase at an annual growth rate of between 4% to 5% for the last three quarters of 2007.

•	Investment securities are expected to decrease as the funds generated from repayments and maturities of securities are largely not reinvested.

•	Total deposits will increase at an annual growth rate of between 1% to 2% for the last three quarters of 2007.

•	The yield on the loan portfolio is expected to average about 8.15% over the next three quarters.

•	The cost of interest bearing deposits is expected to average about 3.35% over the remainder of 2007.

•	The net interest margin is expected to improve to 4.35% in the second quarter and further improve in the second half of 2007 to 4.45% to 4.50%.
Provision for Loan Losses
The provision for loan losses was $2.2 million for the first quarter of 2007. Park did not provide a provision for loan losses for the first quarter of 2006. Net loan charge-offs were $2.2 million for the first quarter of 2007 compared to a recovery of $1,000 for the first quarter of 2006. See Note 3 of the Notes to Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses and for the detail on loan charge-offs and recoveries.

The reserve for loan losses as a percentage of outstanding loans was 1.95% at March 31, 2007 compared to 2.03% at December 31, 2006 and 2.10% at March 31, 2006. Nonperforming loans, defined as loans that are 90 days past due, renegotiated loans and nonaccrual loans were $40.6 million or .99% of loans at March 31, 2007 compared to $32.9 million or .95% of loans at December 31, 2006 and $27.9 million or .84% of loans at March 31, 2006. Nonperforming loans increased by $7.7 million during the first quarter of 2007. Most of this increase was due to the acquisition of Vision on March 9, 2007. The two Vision Banks had a total of $6.7 million in nonperforming loans at March 31, 2007.
Nonaccrual loans increased by $18.3 million to $34.3 million at March 31, 2007 compared to $16.0 million at December 31, 2006. Approximately $6.7 million of this increase was due to the nonaccrual loans from the two Vision Banks at March 31, 2007. Additionally, Park’s management strengthened the guidelines on when nonperforming loans are placed on nonaccrual status during the quarter. As a result, approximately $3.6 million of the loans that were classified as renegotiated loans at December 31, 2006 were placed on nonaccrual status at March 31, 2007 and approximately $4 million of the loans classified as past due 90 days or more at December 31, 2006 were placed on nonaccrual status at March 31, 2007.
Park’s annualized net loan charge-off ratio was .25% for the first quarter of 2007. By comparison, Park’s net loan charge-off ratio for the past five years has been .12% for 2006, .18% for 2005, .28% for 2004, .43% for 2003 and .48% for 2002. Management expects that the net loan charge-off ratio for the last three quarters of 2007 will be .25% to .35% of average loans. Management further expects that the quarterly loan loss provision will be between $2.6 million and $3.6 million for each of the last three quarters of 2007.
The following table compares nonperforming assets at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
Nonperforming Assets	2007	2006
	(Dollars in Thousands)
Nonaccrual Loans	$34,302	$16,004
Renegotiated Loans	3,446	9,113
Loans Past Due 90 Days or More	2,881	7,832
Total Nonperforming Loans	40,629	32,949

Other Real Estate Owned	4,598	3,351
Total Nonperforming Assets	$45,227	$36,300

Percentage of Nonperforming Loans to Loans, Net of Unearned Interest	.99%	.95%
Percentage of Nonperforming Assets to Loans, Net of Unearned Interest	1.11%	1.04%
Percentage of Nonperforming Assets to Total Assets	.72%	.66%

Total Other Income
Total other income increased by $781,000 or 5.1% to $16.2 million for the three months ended March 31, 2007 compared to $15.4 million for the first quarter of 2006.
The following table is a summary of the changes in the components of total other income.

	Three Months Ended
	March 31,
(In Thousands)	2007	2006	Change
Fees from Fiduciary Activities	$3,504	$3,276	$228
Service Charges on Deposit Accounts	4,847	4,463	384
Nonyield Loan Fees	2,505	2,727	<222>
Check Card Fee Income	1,530	1,204	326
ATM Fee Income	775	792	<17>
CSV Life Insurance	979	999	<20>
Other Income	2,034	1,932	102

Total	$16,174	$15,393	$781

Total other income includes $266,000 generated by the two Vision Banks for the 22 day period from March 9, 2007 thru March 31, 2007. Management expects that total other income will increase to approximately $17.8 million for the second quarter of 2007 with the inclusion of the two Vision Banks for the entire quarter.
The decrease in nonyield loan fees of $222,000 or 8.1% to $2.5 million for the first quarter of 2007 is due to a decrease in the origination and sale of fixed rate mortgage loans. Management expects that the origination and sale of fixed rate mortgage loans will continue to lag behind the volume from last year.
Gain (Loss) on Sale of Securities
There were no sales of securities during the first quarter of 2007 and 2006.
Total Other Expense
Total other expense increased by $4.3 million or 12.3% to $39.3 million for the first quarter of 2007 compared to $35.0 million for the first quarter of 2006. Total other expense includes $1.4 million in expenses from the two Vision Banks for the 22 day period from March 9, 2007 thru March 31, 2007. Management expects that total operating expenses will increase to approximately $43.0 million for the second quarter of 2007 with the inclusion of the two Vision Banks for the entire quarter.
Salaries and employee benefit expense increased by $2.4 million or 12.0% to $22.5 million for the first quarter of 2007 compared to the same period in 2006. Salaries and employee benefit expense includes $783,000 from the two Vision Banks for the 22 day period from March 9, 2007 thru March 31, 2007. Management expects that salaries and employee benefit expense for the second quarter of 2007 will increase to approximately $24.7 million.
Full time equivalent employees were 2,057 at March 31, 2007 compared to 1,892 at December 31, 2006 and 1,836 at March 31, 2006.

The sub category of “Other Expense” increased by $1.55 million or 13.6% to $12.9 million for the first quarter of 2007 compared to the same period in 2006. The categories with the largest increase in 2007 compared to 2006 were professional fees which increased by $365,000 or 19.5% and marketing which increased by $165,000 or 16.7%.
Income Tax
Income tax expense was $8.5 million for the first quarter of 2007 compared to $10.0 million for the first quarter of 2006. The ratio of income tax expense (federal and state) to income before taxes was approximately 28.7% in 2007 and 29.6% in 2006.
Park and its subsidiary banks headquartered in Ohio do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. State tax expense for Park and its subsidiary banks headquartered in Ohio was $685,000 in 2007 and $693,000 in 2006. This expense is included in the sub category of “Other Expense”.
The two Vision Banks are subject to state income tax in the states of Alabama and Florida. State income tax expense was $41,000 in 2007 which was included in income tax expense.
The difference between the effective federal income tax rate (28.6% in 2007 and 29.6% in 2006) and the statutory rate of 35% is primarily due to tax exempt interest income from state and municipal loans and investments and low income housing tax credits.
Comparison of Financial Condition
At March 31, 2007 and December 31, 2006
Changes in Financial Condition and Liquidity
Total assets increased by $837 million or 15.3% to $6,308 million at March 31, 2007 compared to $5,471 million at December 31, 2006. Most of the increase in assets was due to the acquisition of Vision. The two Vision Banks had combined assets including goodwill, of $813 million at March 31, 2007.
Total investment securities (including interest bearing deposits) increased by $77 million to $1,591 million at March 31, 2007 compared to $1,514 million at December 31, 2006. The increase in investment securities was primarily due to purchases of very short-term (30 days and less in maturity) investment securities that were utilized as collateral for public funds deposits. Management expects that the investment portfolio will decrease during the second quarter as public funds deposits are expected to decrease. Management has not been purchasing long-term investment securities as the yield on possible investment purchases is only slightly higher than the federal funds rate of 5.25%.
Loan balances increased by $608 million or 17.5% to $4,089 million at March 31, 2007 compared to $3,481 million at December 31, 2006. Most of the increase in loans was due to the acquisition of Vision. The two Vision Banks had combined loan balances of $598 million at March 31, 2007.
Total liabilities increased by $747 million during the first quarter of 2007 to $5,647 million at March 31, 2007. Most of the increase was due to the acquisition of Vision. The two Vision Banks had combined total liabilities of $628 million at March 31, 2007.

Total deposits increased by $727 million or 19.0% during the first quarter of 2007 to $4,552 million at March 31, 2007. Most of the increase was due to the acquisition of Vision. The two Vision Banks had combined total deposits of $610 million at March 31, 2007. The additional increase in deposits of $117 million was primarily due to a seasonal increase in public funds deposits.
Total borrowed money increased by $31 million during the first quarter of 2007 to $1,011 million at March 31, 2007 compared to $980 million at December 31, 2006.
Total stockholders’ equity increased by $90 million during the first quarter of 2007 to $661 million at March 31, 2007. Common stock increased by $83 million due the issuance of 792,937 Park common shares for the acquisition of Vision. Retained earnings increased by $8 million during the first quarter due to net income of $21 million and dividends of $13 million. Treasury stock increased by $4.6 million as the number of treasury shares increased by 49,588 during the first quarter of 2007. Park purchased 52,434 common shares at a cost of $4.9 million and 2,846 of treasury shares were reissued upon the exercise of stock options with related proceeds of $233,000. The accumulated other comprehensive loss decreased by $3.7 million during the first quarter of 2007. Long-term interest rates decreased during the first quarter of 2007 and as a result the unrealized net holding loss on available-for-sale investment securities, net of taxes, decreased from $16.0 million to $12.3 million.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.8% at March 31, 2007 compared to 63.6% at December 31, 2006 and 60.9% at March 31, 2006. Cash and cash equivalents totaled $198 million at March 31, 2007 compared to $186 million at December 31, 2006 and $156 million at March 31, 2006. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at March 31, 2007 was $661 million or 10.48% of total assets compared to $570 million or 10.43% of total assets at December 31, 2006 and $545 million or 10.01% of total assets at March 31, 2006.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.28% at March 31, 2007 and 9.96% at December 31, 2006. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 11.33% at March 31, 2007 and 14.72% at December 31, 2006. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 12.94% at March 31, 2007 and 15.98% at December 31, 2006.
The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2007. The following table indicates that capital ratios for each subsidiary and Park at March 31, 2007.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.03%	8.50%	11.12%
Richland Trust Company	5.68%	10.06%	11.32%
Century National Bank	5.92%	9.47%	11.12%
First-Knox National Bank	5.74%	8.82%	11.32%
Second National Bank	5.68%	8.87%	11.13%
United Bank, N.A.	5.42%	11.24%	12.49%
Security National Bank	6.01%	9.84%	11.30%
Citizens National Bank	7.69%	15.81%	17.06%
Vision Bank (Alabama)	9.88%	10.55%	11.80%
Vision Bank (Florida)	9.54%	10.13%	11.39%
Park National Corporation	8.28%	11.33%	12.94%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 36 of Park’s 2006 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2006.
As described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-Q, Park completed its acquisition of Vision on March 9, 2007. An estimated purchase obligation of $90.4 million was included in Table 12 on page 36 of Park’s 2006 Annual Report to Shareholders for this transaction. This obligation was paid to the shareholders of Vision as part of the closing of the acquisition. Park assumed the obligations of Vision and the two Vision Banks as part of the transaction. See page 20 of this Form 10-Q for disclosure of the deposit liabilities and borrowings of the two Vision Banks at March 31, 2007.

Financial Instruments with Off-Balance Sheet Risk
All of the subsidiary banks of Park are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
The exposure to credit loss (for the subsidiary banks of Park) in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Park (and all of its subsidiary banks) uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.
The total amounts of off-balance sheet financial instruments with credit risk are as follows:

	March 31,	December 31,
(In Thousands)	2007	2006
Loan Commitments	$1,159,522	$824,412
Unused Credit Card lines	140,715	140,100
Standby Letters of Credit	$30,168	$19,687
The large increase in loan commitments is primarily due to the acquisition of Vision. The two Vision Banks are included in the March 31, 2007 amounts. The loan commitments are generally for variable rates of interest.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 35 and 36 of Park’s 2006 Annual Report to Shareholders, which is incorporated by reference into Park’s 2006 Form 10-K.
On page 35 (Table 11) of Park’s 2006 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a negative (liabilities exceeding assets) $396 million or 7.92% of interest earning assets at December 31, 2006. At March 31, 2007, Park’s twelve month cumulative rate sensitivity gap decreased to a negative (liabilities exceeding assets) $209 million or 3.64% of interest earning assets. This reduction in the negative twelve month cumulative rate sensitivity gap of $187 million was primarily due to the acquisition of Vision, as Vision had a positive (assets exceeding liabilities) twelve month cumulative rate sensitivity gap position.
Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin. Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve month horizon.

On page 36 of Park’s 2006 Annual Report to Shareholders, management reported that at December 31, 2006, the earnings simulation model projected that net income would increase by .1% using a rising interest rate scenario and decrease by .7% using a declining interest rate scenario over the next year. At March 31, 2007, the earnings simulation model projected that net income would increase by 1.0% using a rising interest rate scenario and decrease by 1.6% using a declining interest rate scenario. The primary reason for the change in the simulation results from year-end 2006 to March 31, 2007 is due to the acquisition of Vision.
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
•	information required to be disclosed by Park in this Quarterly Report on Form 10-Q and other reports that Park files or submits under the Exchange Act would be accumulated and communicated to Park’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure;
•	information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and
•	Park’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2006 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2006 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio or in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

We have no prior operating experience in the Alabama and Florida markets in which Vision Banks operate.
As of the date of this Quarterly Report on Form 10-Q, we and our subsidiaries operated 137 offices across 29 Ohio counties, one office in Kentucky, seven offices in one Alabama county and eight offices across four Florida counties. Park’s merger with Vision, which was effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, resulted in the expansion of our banking operations into the Alabama and Florida markets served the two Vision Banks – one headquartered in Gulf Shores, Alabama (“Vision Alabama”) and the other in Panama City, Florida (“Vision Florida”). We have no prior operating experience in these markets and, therefore, will rely to a large extent on the existing Boards of Directors and management of Vision Alabama and Vision Florida with respect to their operations. We, together with Vision Alabama and/or Vision Florida, as appropriate, entered into employment agreements with the following executive officers of Vision Alabama and Vision Florida: J. Daniel Sizemore, Chairman of the Board, Chief Executive Officer and President of Vision and Chairman of the Board and Chief Executive Officer of Vision Alabama and Vision Florida; William E. Blackmon, Executive Vice President and Chief Financial Officer of Vision and Vision Alabama; Andrew W. Braswell, Executive Vice President and Senior Lending Officer of Vision Alabama; Joey W. Ginn, President of Vision Florida; and Robert S. McKean, President of Vision Alabama; as well as seven other senior officers of Vision Alabama and Vision Florida. Each of these employment agreements, which became effective at the effective time of the merger, continues the executive officer’s or employee’s employment relationship with Vision Alabama or Vision Florida, as applicable, after the effective time of the merger for at least a three-year term. However, there is no guarantee that we will be able to retain the services of these executive officers and employees of Vision Alabama and Vision Florida, or that we will be able to successfully manage the operations of the Vision Alabama and Vision Florida in the Alabama and Florida markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2007 as well as information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

			Total Number of	Maximum Number of
	Total Number	Average Price	Common Shares	Common Shares that
	of Common	Paid Per	Purchased as Part of	May Yet be Purchased
	Shares	Common	Publicly Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs (1)	Programs (2)
January 1 thru January 31, 2007	—	$—	—	1,711,662
February 1 thru February 28, 2007	—	$—	—	1,709,315
March 1 thru March 31, 2007	52,434	$92.73	52,434	1,647,787
Total	52,434	$92.73	52,434	1,647,787

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.

(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. At March 31, 2007, 609,746 common shares remained authorized for repurchase under this stock repurchase authorization.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2007, incentive stock options covering 212,498 common shares were outstanding and 1,287,502 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of March 31, 2007, incentive stock options covering 444,905 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 657,403 common shares were outstanding as of March 31, 2007 and 1,287,502 common shares were available for future grants. With 906,864 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at March 31, 2007, an additional 1,038,041 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
I.	Annual Meeting of Shareholders – April 16, 2007:
(a.)	On April 16, 2007, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 21, 2007 record date, 13,923,994 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 12,109,566 or 86.97% of the outstanding common shares entitled to vote were represented by proxy or in person.

(b), (c)	Directors elected at the Annual Meeting for a three year term to expire at the 2010 Annual Meeting of Shareholders:

	Maureen Buchwald
11,888,905	For	220,661	Withheld

	J. Gilbert Reese
11,774,484	For	335,082	Withheld

	Rick R. Taylor
12,047,218	For	62,348	Withheld

	David L. Trautman
12,026,806	For	82,760	Withheld

	Leon Zazworsky
12,043,541	For	66,025	Withheld

     Other directors whose term of office continued after the Annual Meeting:
Nicholas L. Berning
James J. Cullers
C. Daniel DeLawder
Harry O. Egger
F. William Englefield IV
William T. McConnell
John J. O’Neill
William A. Phillips
J. Daniel Sizemore

Item 5. Other Information
Description of Park Common Shares
The following paragraphs provide an updated summary of the material attributes of the common shares of Park National Corporation, an Ohio corporation (“Park”). This description is qualified in its entirety by reference to the relevant provisions of Ohio law and the articles of incorporation and regulations of Park. The articles of incorporation and regulations of Park, as in effect on the date of this Quarterly Report on Form 10-Q, have previously been filed as exhibits to documents filed by Park with the Securities and Exchange Commission and are incorporated into this Quarterly Report on Form 10-Q by reference as noted in “Item 6. Exhibits” of Part II of this Quarterly Report on Form 10-Q.
Authorized shares
Park’s authorized capital stock consists of 20,000,000 common shares, without par value. The Park common shares are listed on the American Stock Exchange LLC under the symbol “PRK.”
Preemptive rights
Under Ohio law as currently enacted, shareholders do not have preemptive rights unless the corporation’s articles of incorporation provide otherwise. However, at the time the articles of incorporation of Park were adopted, Ohio law stated that shareholders had preemptive rights unless the corporation’s articles of incorporation provided otherwise.
The articles of incorporation of Park provide that the shareholders of Park have preemptive rights unless the Park common shares offered or sold are (1) treasury shares; (2) issued as a share dividend or distribution; (3) offered or sold in connection with any merger or consolidation to which Park is a party or any acquisition of or investment in, another corporation, partnership, proprietorship or other business entity or its assets by Park, whether directly or indirectly, by any means; (4) offered or sold pursuant to the terms of a stock option plan or employee benefit, compensation or incentive plan which has been approved by the holders of three-fourths of the issued and outstanding shares of Park; or (5) released from preemptive rights by the affirmative vote or written consent of holders of two-thirds of the shares entitled to preemptive rights.
Liquidation rights
Each Park common share entitles the holder thereof to share ratably in Park’s net assets legally available for distribution to shareholders in the event of Park’s liquidation, dissolution or winding up, after payment in full of all amounts required to be paid to creditors or provision for such payment.
Subscription, conversion and redemption rights
The holders of Park common shares do not have subscription or conversion rights, and there are no mandatory redemption provisions applicable to the Park common shares.

Dividends
As an Ohio corporation, Park may, in the discretion of the Park Board of Directors, generally pay dividends to its shareholders out of surplus, however created, but must notify the shareholders if a dividend is paid out of capital surplus. The ability of Park to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends which may be declared and paid by its subsidiaries. In addition, the Federal Reserve Board expects Park to serve as a source of strength to its subsidiary banks, which may require it to retain capital for further investments in its subsidiary banks, rather than use those funds for dividends for its shareholders.
Effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 (the “Effective Date”), Vision Bancshares, Inc., an Alabama corporation (“Vision”), merged with and into Park (the “Vision Merger”). In connection with the Vision Merger, Park entered into a First Supplemental Indenture, dated as of the Effective Date (the “First Supplemental Indenture”), with Vision and Wilmington Trust Company, a Delaware banking corporation, as Trustee. Under the terms of the First Supplemental Indenture, Park assumed all of the payment and performance obligations of Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated debentures to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated debentures were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005.
Both the junior subordinated debentures and the preferred securities mature on December 30, 2035 (which maturity may be shortened to a date not earlier than December 30, 2010), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three month LIBOR plus 1.48 percent. Payment of interest on the junior subordinated debentures, and payment of cash distributions on the preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters.
Under the terms of the Indenture, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited from declaring or paying dividends to the holders of Park common shares (a) if an event of default under the Indenture has occurred and continues or (b) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions on the preferred securities by the Vision Trust) is being deferred.
Number of directors
Under Ohio law, a corporation’s articles of incorporation or regulations determine the number of directors, but, in most circumstances, the number may not be less than three unless the corporation has less than three shareholders. Unless the articles of incorporation or regulations provide otherwise, the shareholders may fix or change the number of directors at a shareholder meeting called for the election of directors by the affirmative vote of a majority of the shares represented at the meeting and entitled to vote.
The Park regulations provide for the Park Board of Directors to consist of not less than five and not more than 16 directors. The Park Board of Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by shareholders. The number of Park directors was last fixed at 14 directors and currently consists of 14 directors.

Classification of the board of directors
Under Ohio law, a corporation’s articles of incorporation or regulations may provide for the classification of directors into either two or three classes so long as (a) each class consists of at least three directors and (b) no director serves a term of office greater than three years. Park’s regulations provide for the Park Board of Directors to be divided into three classes, with the term of office of one class expiring each year.
Nomination of directors
Under the Park regulations, either the Park Board of Directors or any shareholder entitled to vote in the election of directors may nominate a candidate for election to the Park Board of Directors. Shareholder nominations must be made in writing and must be received by the president of Park not less than 14 days and not more than 50 days prior to the shareholder meeting at which directors are to be elected. If, however, notice of the meeting is mailed or disclosed to shareholders less than 21 days before the meeting date, shareholder nominations must be received by the close of business on the 7th day after notice is mailed. A shareholder’s notice to Park nominating a director must set forth:
•	the name and address of each proposed nominee;

•	the principal occupation of each proposed nominee;

•	the total number of Park common shares that will be voted for each proposed nominee;

•	the name and residence address of the notifying shareholder; and

•	the number of Park common shares beneficially owned by the notifying shareholder.
Vacancies on the board
Under Ohio law, unless a corporation’s articles of incorporation or regulations provide otherwise, the remaining directors of a corporation may fill any vacancy in the board by the affirmative vote of a majority of the remaining directors. Directors elected to fill a vacancy serve the balance of the unexpired term. Park’s regulations provide that the remaining directors, though less than a majority of the whole authorized number of directors, may, by the vote of a majority of their number, fill any vacancy in the Park Board of Directors for the unexpired term.
Removal of directors
Park’s regulations provide that a director or directors may be removed from office, with or without assigning cause, only by the vote of the holders of shares entitling them to exercise not less than a majority of the voting power of Park to elect directors in place of those to be removed, provided that unless all of the directors (or all of the directors of a particular class) are removed, no individual director may be removed if the votes of a sufficient number of shares are cast against his removal that, if cumulatively voted at an election of all directors (or all of the directors of a particular class) would be sufficient to elect at least one director. However, under current Ohio law (Section 1701.58 of the Ohio Revised Code), the directors of an issuing public corporation with a classified board of directors may only be removed for cause. Because Park is an issuing public corporation and has a classified board of directors, the directors of Park may only be removed for cause.

Special meetings of shareholders
Pursuant to Ohio law and the Park regulations, any of the following persons may call a special meeting of shareholders: the Chairman of the Board, the President, or, in case of the President’s absence, death or disability, the vice president authorized to exercise the authority of the President, the secretary, the directors by action at a meeting or a majority of the directors acting without a meeting, or the holders of at least 25% of the outstanding shares entitled to vote at the meeting.
Voting rights
Under Ohio law, shareholders have the right to make a request, in accordance with applicable procedures, to cumulate their votes in the election of directors unless a corporation’s articles of incorporation are amended, in accordance with applicable procedures, to eliminate that right. Park’s articles of incorporation have not been amended to eliminate cumulative voting in the election of directors. Accordingly, if, in accordance with Ohio law, any Park shareholder makes a proper request and announcement of such request is made at a meeting to elect directors, each shareholder will have votes equal to the number of directors to be elected, multiplied by the number of Park common shares owned by such shareholder, and will be entitled to distribute such votes among the candidates in any manner the shareholder wishes. Except with respect to an election of directors for which cumulative voting has been properly requested, each Park common share entitles the holder thereof to one vote on each matter submitted to the shareholders of Park for consideration.
Special voting requirements
The Park articles of incorporation contain special voting requirements that may be deemed to have anti-takeover effects. These voting requirements are described in Article Eighth and apply when any of the following actions are contemplated:
•	any merger or consolidation of Park with a beneficial owner of 20% or more of the voting power of Park or an affiliate or associate of that 20% beneficial owner;

•	any sale, lease, exchange, mortgage, pledge, transfer or other disposition of at least 10% of the total assets of Park to or with a 20% beneficial owner or its affiliates or associates;

•	any merger of Park or one of its subsidiaries with a 20% beneficial owner or its affiliates or associates;

•	any sale, lease, exchange, mortgage, pledge, transfer or other disposition to Park or one of its subsidiaries of all or any part of the assets of a 20% beneficial owner (or its affiliates or associates), excluding any disposition which, if included with all other dispositions consummated during the fiscal year by the 20% beneficial owner or its affiliates or associates, would not result in dispositions having an aggregate fair value in excess of 1% of the total consolidated assets of Park, unless all such dispositions by the 20% beneficial owner or its affiliates or associates during the same and four preceding fiscal years would result in disposition of assets having an aggregate fair value in excess of 2% of the total consolidated assets of Park;

•	any reclassification of Park common shares or any recapitalization involving the common shares of Park consummated within five years after a 20% beneficial owner becomes such;

•	any agreement providing for any of the previously described business combinations; and

•	any amendment to Article Eighth of the Park articles of incorporation.
The enlarged majority vote required when Article Eighth applies is the greater of:
•	four-fifths of the outstanding Park common shares entitled to vote on the proposed business combination, or

•	that fraction of the outstanding Park common shares having:
°	as the numerator a number equal to the sum of:
▪	the number of Park common shares beneficially owned by the 20% beneficial owner plus

▪	two-thirds of the remaining number of Park common shares outstanding,
°	and as the denominator, a number equal to the total number of outstanding Park common shares entitled to vote.
Article Eighth does not apply where (1) the shareholders who do not vote in favor of the transaction and whose proprietary interest will be terminated in connection with a transaction are paid a “minimum price per share” and (2) a proxy statement satisfying the requirements of the Securities Exchange Act of 1934 is mailed to the Park shareholders for the purpose of soliciting shareholder approval of the transaction. If the price criteria and procedural requirements are satisfied, the approval of a business combination would require only that affirmative vote (if any) required by law or by the Park articles of incorporation or regulations.
Amendments to articles of incorporation
Under Ohio law, shareholders may adopt amendments to the articles of incorporation by the affirmative vote of two-thirds of the shares entitled to vote on the proposal unless the corporation’s articles of incorporation provide for a different vote requirement, which cannot be less than a majority of the shares entitled to vote.
As discussed above under “Special voting requirements,” the Park articles of incorporation provide that, when there is one or more controlling persons of Park (i.e., persons who beneficially own shares of Park entitling them to exercise at least 20% of the voting power in the election of directors), Article Eighth cannot be altered, changed or repealed unless the amendment is adopted by a specified proportion of Park’s shareholders.

Amendments to regulations
Under Ohio law, shareholders may amend the regulations or adopt revised regulations consistent with Ohio law and the corporation’s articles of incorporation, by the affirmative vote of a majority of shares entitled to vote if done at a shareholder meeting. Shareholders may amend the regulations without a meeting by the affirmative vote of the holders of two-thirds of the shares entitled to vote on the proposal. Ohio law provides that a corporation’s articles of incorporation or regulations may increase or decrease the required shareholder vote, but may not allow approval by less than a majority of the voting power.
The Park regulations provide that the regulations may be amended by the shareholders at a meeting by the affirmative vote of the holders of not less than two-thirds of the voting power of Park entitled to vote on such proposal, or without a meeting by the written consent of the holders of not less than two-thirds of the voting power of Park entitled to vote on such proposal.
Item 6. Exhibits
     Exhibits

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006) (“Park’s 2006 Form 10-K”))

2.2(a)	Second Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Anderson Bank Company dated November 13, 2006, filed on November 16, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-138028)**

2.2(b)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of December 15, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 18, 2006 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

4.1(a)	Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)	First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation’s Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park’s March 15, 2007 Form 8-K”))

4.2(a)	Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)	Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

4.3	Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

10.1(a)	Credit Agreement, dated as of March 12, 2007, between JPMorgan Chase Bank, N.A. and Park National Corporation (incorporated herein by reference to Exhibit 10.1(a) to Park’s March 15, 2007 Form 8-K)

10.1(b)	Line of Credit Note, dated March 12, 2007, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.1(b) to Park’s March 15, 2007 Form 8-K)

10.2(a)	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 – the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-1 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

10.2(b)	First Amendment to Employment Agreement for J. Daniel Sizemore, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.17(b) to Park’s 2006 Form 10-K)

10.3(a)	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, an Alabama banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(e) to Park’s March 15, 2007 Form 8-K)

10.3(b)	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, an Alabama banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(f) to Park’s March 15, 2007 Form 8-K)

10.4(a)	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, FSB (predecessor by merger to Vision Bank, a Florida banking corporation), and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(g) to Park’s March 15, 2007 Form 8-K)

10.4(b)	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, a Florida banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(h) to Park’s March 15, 2007 Form 8-K)

10.5	Summary of Base Salaries for Executive Officers of Park National Corporation (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Pre-Effective Amendment No. 1 to Form S-4 Registration Statement filed on January 5, 2007 (Registration No. 333-139083))

10.6	Summary of Incentive Compensation Plan of Park National Corporation (filed herewith)

10.7	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.8	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Bay County Investment Group, LLC, a Florida limited liability company, and Vision Bank, a Florida banking corporation, with respect to purchase and sale of real property located at 2200 Stanford Road, Panama City, Florida (filed herewith)

10.9	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Elberta Holdings, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 24989 State Street, Elberta, Alabama and 13027 Main Street, Elberta, Alabama (filed herewith)

10.10	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 2201 West 1st Street, Gulf Shores, Alabama (filed herewith)

10.11	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 25051 Canal Road, Orange Beach, Alabama (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

99.1(a)	Employment Agreement for William E. Blackmon, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 – the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-2 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.1(b)	First Amendment to Employment Agreement for William E. Blackmon, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and William E. Blackmon (incorporated herein by reference to Exhibit 99.1(b) to Park’s 2006 Form 10-K)

99.2(a)	Employment Agreement for Andrew W. Braswell, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 — the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-3 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.2(b)	First Amendment to Employment Agreement for Andrew W. Braswell, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Andrew W. Braswell (incorporated herein by reference to Exhibit 99.2(b) to Park’s 2006 Form 10-K)

99.3(a)	Employment Agreement for Joey W. Ginn, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 — the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-4 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.3(b)	First Amendment to Employment Agreement for Joey W. Ginn, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, a Florida banking corporation; and Joey W. Ginn (incorporated herein by reference to Exhibit 99.3(b) to Park’s 2006 Form 10-K)

99.4(a)	Employment Agreement for Robert S. McKean, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 — the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated hereby by reference to Exhibit C-5 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

99.4(b)	First Amendment to Employment Agreement for Robert S. McKean, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; and Robert S. McKean (incorporated herein by reference to Exhibit 99.4(b) to Park’s 2006 Form 10-K)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the Securities and Exchange Commission (the “SEC”).

**	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 7, 2007	BY:	/s/C. Daniel DeLawder

C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: May 7, 2007	BY:	/s/John W. Kozak

John W. Kozak
Chief Financial Officer