Form 10-Q
period 2007-06-30
PARK NATIONAL CORP /OH/
filed 2007-08-07
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐          No ☑
14,247,461 Common shares, no par value per share, outstanding at July 31, 2007.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$167,755	$177,990

Money market instruments	16,010	8,266

Cash and cash equivalents	183,765	186,256

Interest bearing deposits	1	1

Securities available-for-sale, at fair value (amortized cost of $1,302,177 and $1,299,686 at June 30, 2007 and December 31, 2006)	1,263,551	1,275,079

Securities held-to-maturity, at amortized cost (fair value approximates $160,572 and $169,786 at June 30, 2007 and December 31, 2006)	170,743	176,485

Other investment securities	63,345	61,934

Loans (net of unearned income)	4,125,487	3,480,702

Allowance for loan losses	79,905	70,500

Net loans	4,045,582	3,410,202

Bank premises and equipment, net	64,352	47,554

Bank owned life insurance	118,037	113,101

Goodwill and other intangible assets	198,023	78,003

Other assets	136,167	122,261

Total assets	$6,243,566	$5,470,876

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$705,802	$664,962

Interest bearing	3,834,646	3,160,572

Total deposits	4,540,448	3,825,534

Short-term borrowings	472,720	375,773

Long-term debt	525,400	604,140

Junior Subordinated Debentures	15,000	—

Other liabilities	62,607	94,990

Total liabilities	5,616,175	4,900,437

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,230 shares issued in 2007 and 15,358,323 shares issued in 2006)	300,322	217,067

Retained earnings	537,653	519,563

Treasury stock (1,831,164 shares in 2007 and 1,436,794 shares in 2006)	(178,651)	(143,371)

Accumulated other comprehensive income (loss), net of taxes	(31,933)	(22,820)

Total stockholders’ equity	627,391	570,439

Total liabilities and stockholders’ equity	$6,243,566	$5,470,876

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest and dividends income:

Interest and fees on loans	$83,479	$63,215	$154,661	$123,148

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	18,278	19,038	36,825	38,602

Obligations of states and political subdivisions	782	945	1,595	1,922

Other interest income	286	100	580	222

Total interest and dividends income	102,825	83,298	193,661	163,894

Interest expense:

Interest on deposits:
Demand and savings deposits	10,530	6,244	18,627	11,248

Time deposits	21,228	13,398	38,809	25,714

Interest on borrowings:
Short-term borrowings	4,254	4,104	8,172	7,229

Long-term debt	6,403	5,730	12,745	12,462

Total interest expense	42,415	29,476	78,353	56,653

Net interest income	60,410	53,822	115,308	107,241

Provision for loan losses	2,881	1,467	5,086	1,467

Net interest income after provision for loan losses	57,529	52,355	110,222	105,774

Other income:
Income from fiduciary activities	$3,571	$3,432	$7,075	$6,708

Service charges on deposit accounts	5,947	4,984	10,794	9,447

Other service income	2,763	2,800	5,268	5,527

Other	6,181	5,112	11,499	10,039

Total other income	18,462	16,328	34,636	31,721

Gain (loss) on sale of securities	—	—	—	—

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Other expense:

Salaries and employee benefits	$24,168	$19,520	$46,628	$39,566

Occupancy expense	2,775	2,182	5,313	4,444

Furniture and equipment expense	1,524	1,355	2,916	2,691

Other expense	14,013	11,799	26,932	23,167

Total other expense	42,480	34,856	81,789	69,868

Income before income taxes	33,511	33,827	63,069	67,627

Income taxes	10,001	9,941	18,496	19,934

Net income	$23,510	$23,886	$44,573	$47,693

Per Share:

Net income:
Basic	$1.62	$1.71	$3.11	$3.41

Diluted	$1.62	$1.70	$3.11	$3.39

Weighted average
Basic	14,506,926	13,977,432	14,314,129	14,005,896

Diluted	14,507,895	14,010,407	14,323,206	14,053,151

Cash dividends declared	$0.93	$0.92	$1.86	$1.84

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2007 and 2006	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	($116,681)	($10,143)

Net Income		47,693			$47,693

Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($12,872)				(23,905)	(23,905)

Total comprehensive income					$23,788

Cash dividends on common stock at $1.84 per share		(25,748)

Cash payment for fractional shares in dividend reinvestment plan	(3)

Shares issued for stock options — 684	24

Tax benefit from exercise of stock options	18

Treasury stock purchased — 195,761 shares			(19,890)

Treasury stock reissued for stock options — 35,000 shares			2,860

BALANCE AT JUNE 30, 2006	$208,404	$498,834	($133,711)	($34,048)

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	($143,371)	($22,820)

Net Income		44,573			$44,573

Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($4,906)				(9,113)	(9,113)

Total comprehensive income					$35,460

Cash dividends on common stock at $1.86 per share		(26,483)

Cash payment for fractional shares in dividend reinvestment plan	(3)

Treasury stock purchased — 397,931 shares			(35,576)

Treasury stock reissued for stock options — 3,561 shares			296

Shares issued for Vision Bancshares purchase — 792,937 shares	83,258

BALANCE AT JUNE 30, 2007	$300,322	$537,653	($178,651)	($31,933)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities:

Net income	$44,573	$47,693

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization, net	(1,455)	(72)

Stock dividends on Federal Home Loan Bank stock	—	(1,497)

Provision for loan losses	5,086	1,467

Amortization of core deposit intangibles	1,721	1,274

Changes in assets and liabilities:
Increase in other assets	(7,086)	(8,889)

Decrease in other liabilities	(21,782)	(6,376)

Net cash provided from operating activities	21,057	33,600

Investing activities:

Proceeds from maturity of:
Available-for-sale securities	431,649	187,937

Held-to-maturity securities	5,741	9,675

Purchases of:
Available-for-sale securities	(404,007)	(126,527)

Net decrease in interest bearing deposits with other banks	—	299

Net increase in loans	(51,485)	(39,503)

Cash paid for acquisition, net	(44,993)	—

Purchases of premises and equipment, net	(11,806)	(2,747)

Net cash (used by) provided from investing activities	(74,901)	29,134

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006

Financing activities:

Net increase in deposits	$137,820	$91,319

Net increase in short-term borrowings	72,615	120,476

Proceeds from exercise of stock options	296	2,902

Purchase of treasury stock	(35,576)	(19,890)

Cash payment for fractional shares in dividend reinvestment plan	(3)	(3)

Long-term debt issued	75,100	—

Repayment of long-term debt	(159,469)	(197,069)

Cash dividends paid	(39,430)	(38,748)

Net cash provided from (used by) financing activities	51,353	(41,013)

(Decrease) Increase in cash and cash equivalents	(2,491)	21,721

Cash and cash equivalents at beginning of year	186,256	173,973

Cash and cash equivalents at end of period	$183,765	$195,694

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$77,860	$56,560

Income taxes	$21,551	$12,633

Summary of business acquisition:
Fair value of assets acquired	$686,512	—

Cash paid for purchase of Vision Bancshares	(87,843)	—

Stock issued for purchase of Vision Bancshares	(83,258)	—

Fair value of liabilities assumed	(624,432)	—

Goodwill recognized	$(109,021)	—

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2007 and 2006.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2007.
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2006 from Park’s 2006 Annual Report to Shareholders.
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
Note 2 — Acquisition and Intangible Assets
On March 9, 2007, Park acquired all of the stock and outstanding stock options of Vision Bancshares, Inc. (“Vision”) for $87.8 million in cash and 792,937 shares of Park common stock valued at $83.3 million or $105.00 per share. The goodwill recognized as a result of this acquisition was $109.0 million. The fair value of the acquired assets of Vision was $686.5 million and the fair value of the liabilities assumed was $624.4 million at March 9, 2007.
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
Effective July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of Vision Alabama with and into Vision Florida, under the charter of Vision Florida.

The following table shows the activity in goodwill and core deposit intangibles during the first six months of 2007.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2006	$72,334	$5,669	$78,003
Vision Acquisition	109,021	12,720	121,741
Amortization	—	(1,721)	(1,721)
June 30, 2007	$181,355	$16,668	$198,023
The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision core deposit intangibles is six years. Management expects that the core deposit amortization expense will be $1.0 million for third quarter of 2007 and $975,000 for the fourth quarter of 2007. During the second quarter of 2007, goodwill pertaining to the Vision acquisition increased by $232,000 as a result of finalized appraisals performed on land and buildings in Florida. The initial fair market values assigned to these land and buildings was higher than the finalized appraised values by $232,000.
Core deposit amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2007	$3,735
2008	3,576
2009	3,297
2010	2,973
2011	2,228
Total	$15,809
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. Goodwill was evaluated during the first quarter of 2007, and no impairment charge was necessary.
Note 3 — Pending Branch Acquisition
On June 6, 2007, a national bank subsidiary of Park, The First-Knox National Bank of Mount Vernon (“First-Knox”), signed a definitive purchase and assumption agreement for the sale of the Millersburg, Ohio banking office (the “Millersburg branch”) of Ohio Legacy to First-Knox. First-Knox is to acquire substantially all of the loans administered at the Millersburg branch of Ohio Legacy and assume substantially all of the deposit liabilities relating to the deposit accounts assigned to the Millersburg branch, in each case as of the effective time of the closing of the transaction, which is expected to be late in the third quarter of 2007. Based on March 31, 2007 financial information, loans to be acquired approximate $42 million and deposit liabilities to be acquired approximate $28 million.
Note 4 — Allowance for Loan Losses
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

Commercial loans are individually risk graded. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Homogenous loans, such as consumer installment loans, residential mortgage loans and automobile leases are not individually risk graded. Reserves are established for each pool of loans based on historical loan loss experience, current economic conditions, loan delinquency and other environmental factors.
The following table shows the activity in the allowance for loan losses for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Average Loans (Net of Unearned Income)	$4,094,719	$3,337,351	$3,864,224	$3,324,535

Allowance for Loan Losses:
Beginning Balance	$79,839	$69,695	$70,500	$69,694

Charge-Offs:
Commercial, Financial and Agricultural	998	318	2,115	620
Real Estate — Construction	193	200	249	500
Real Estate — Residential	1,050	371	2,011	784
Real Estate — Commercial	318	252	371	399
Consumer	1,733	1,437	3,510	2,855
Lease Financing	—	21	—	37

Total Charge-Offs	4,292	2,599	8,256	5,195

Recoveries:
Commercial, Financial and Agricultural	382	169	696	530
Real Estate — Construction	8	—	8	—
Real Estate — Residential	119	132	264	355
Real Estate — Commercial	15	18	265	1,083
Consumer	937	764	1,971	1,675
Lease Financing	16	52	37	89

Total Recoveries	1,477	1,135	3,241	3,732

Net Charge-Offs	2,815	1,464	5,015	1,463

Provision Charged to Earnings	2,881	1,467	5,086	1,467
Allowance for Loan Losses of Acquired Banks	—	—	9,334	—

Ending Balance	$79,905	$69,698	$79,905	$69,698

Annualized Ratio of Net Charge-Offs to Average Loans	.28%	.18%	.26%	.09%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Interest	1.94%	2.07%	1.94%	2.07%

Note 5 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net Income	$23,510	$23,886	$44,573	$47,693
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	14,506,926	13,977,432	14,314,129	14,005,896
Effect of Dilutive Securities	969	32,975	9,077	47,255
Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	14,507,895	14,010,407	14,323,206	14,053,151
Earnings per Share:
Basic Earnings Per Share	$1.62	$1.71	$3.11	$3.41
Diluted Earnings Per Share	$1.62	$1.70	$3.11	$3.39
For the three and six month periods ending June 30, 2007 options to purchase 541,829 and 424,558 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect. For the three and six month periods ending June 30, 2006 options to purchase 439,669 and 435,060 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share due to the same anti-dilutive effect as those disclosed for the three and six month periods ending June 30, 2007.
Note 6 — Segment Information
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

	Operating Results for the Three Months Ended June 30, 2007					Balances at
	(In Thousands)					June 30, 2007
		Provision for Loan
	Net Interest Income	Losses	Other Income	Other Expense	Net Income	Assets
PNB	$17,952	$631	$6,777	$13,566	$7,754	$2,061,662
RTC	4,242	480	1,357	2,789	1,538	548,206
CNB	6,434	355	3,035	4,089	3,316	705,514
FKNB	7,423	265	1,929	4,499	3,031	758,088
UB	1,900	5	594	1,577	621	205,909
SNB	3,074	35	687	1,881	1,278	394,412
SEC	7,471	685	2,518	5,007	2,925	796,344
CIT	1,269	(15)	415	1,049	441	148,291
VAL	5,070	60	667	3,218	1,546	500,941
VFL	3,189	25	323	2,489	614	332,505
All Other	2,386	355	160	2,316	446	(208,306)
TOTAL	$60,410	$2,881	$18,462	$42,480	$23,510	$6,243,566

Operating Results for the Three Months Ended June 30, 2006						Balances at
(In Thousands)						June 30, 2006
		Provision for Loan
	Net Interest Income	Losses	Other Income	Other Expense	Net Income	Assets

PNB	$17,989	$701	$6,982	$11,695	$8,546	$2,043,457
RTC	4,621	70	1,217	2,845	1,935	492,595
CNB	6,435	70	2,171	3,954	3,035	723,694
FKNB	7,692	150	1,896	4,237	3,443	766,713
UB	1,939	20	571	1,593	616	219,304
SNB	2,957	80	602	1,879	1,127	387,075
SEC	7,669	150	2,357	4,938	3,322	915,180
CIT	1,373	40	392	1,091	433	160,785
VAL
VFL
All Other	3,147	186	140	2,624	1,429	(296,356)

TOTAL	$53,822	$1,467	$16,328	$34,856	$23,886	$5,412,447

Operating Results for the Six Months Ended June 30, 2007
(In Thousands)
		Provision for Loan
	Net Interest Income	Losses	Other Income	Other Expense	Net Income

PNB	$36,088	$1,251	$13,648	$25,435	$15,549
RTC	8,518	900	2,580	5,656	3,005
CNB	12,647	795	4,986	8,294	5,657
FKNB	15,136	520	3,833	9,134	6,152
UB	3,771	25	1,182	3,255	1,143
SNB	6,145	75	1,286	3,932	2,383
SEC	15,067	825	4,761	10,207	5,982
CIT	2,578	25	809	2,107	853
VAL	6,364	60	833	3,994	1,970
VFL	3,970	25	424	3,118	771
All Other	5,024	585	294	6,657	1,108

TOTAL	$115,308	$5,086	$34,636	$81,789	$44,573

Operating Results for the Six Months Ended June 30, 2006
(In Thousands)
		Provision for Loan
	Net Interest Income	Losses	Other Income	Other Expense	Net Income

PNB	$35,780	$613	$13,626	$23,103	$17,381
RTC	9,342	170	2,314	5,554	3,926
CNB	12,914	40	4,100	8,188	5,825
FKNB	15,153	155	3,963	8,582	6,871
UB	3,890	(180)	1,072	3,184	1,333
SNB	6,038	55	1,160	3,816	2,338
SEC	15,204	200	4,393	10,076	6,285
CIT	2,759	40	810	2,160	932
VAL
VFL
All Other	6,161	374	283	5,205	2,802

TOTAL	$107,241	$1,467	$31,721	$69,868	$47,693

The operating results of the Parent Company and Guardian Finance Company (GFC) in the “All Other” row are used to reconcile the segment totals to the consolidated income statements for the periods ended June 30, 2007 and 2006. The reconciling amounts for consolidated total assets for both of the periods ended June 30, 2007 and 2006 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 7 — Stock Option Plans
Park did not grant any stock options during the first six months of 2007 or 2006. Additionally, no stock options became vested during the first six months of 2007 or 2006.
The following table summarizes stock option activity during the first half of 2007.

		Weighted
		Average Exercise
	Stock Options	Price Per Share

Outstanding at December 31, 2006	686,024	$101.89
Granted	—	—
Exercised	(3,561)	83.02
Forfeited/Expired	(139,916)	90.40

Outstanding at June 30, 2007	542,547	$104.98

All of the stock options outstanding at June 30, 2007 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2007 was $0.
The intrinsic value of the stock options exercised during the second quarter of 2007 was $0 and $47,000 for the first half of 2007 compared to $275,000 for the second quarter of 2006 and $675,000 for the first half of 2006. The weighted average contractual remaining term was 2.0 years for the stock options outstanding at June 30, 2007.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At June 30, 2007, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 530,668 common shares were outstanding. The remaining outstanding stock options at June 30, 2007 of 11,879 pertain to a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At June 30, 2007, Park held 918,681 treasury shares that are allocated for the stock option plans (including the Security Plan).
Note 8 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	June 30,	December 31,
(In Thousands)	2007	2006

Commercial, Financial and Agricultural	$618,405	$548,254
Real Estate:
Construction	541,149	234,988
Residential	1,434,424	1,300,294
Commercial	950,598	854,869
Consumer	572,602	532,092
Leases	8,309	10,205

Total Loans	$4,125,487	$3,480,702

Note 9 — Investment Securities
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

(In Thousands)
		Gross	Gross
June 30, 2007		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value

Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$182,805	$7	$875	$181,937
Obligation of States and Political Subdivisions	51,469	593	44	52,018
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,066,010	605	39,351	1,027,264
Equity Securities	1,893	504	65	2,332

Total	$1,302,177	$1,709	$40,335	$1,263,551

		Gross	Gross
June 30, 2007		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value

Obligations of States and Political Subdivisions	$14,030	$86	$—	$14,116
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	156,713	2	10,259	146,456

Total	$170,743	$88	$10,259	$160,572

(In Thousands)
		Gross	Gross
December 31, 2006		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value

Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$90,988	$140	$419	$90,709
Obligation of States and Political Subdivisions	53,947	1,006	3	54,950
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,153,515	932	26,823	1,127,624
Equity Securities	1,236	595	35	1,796

Total	$1,299,686	$2,673	$27,280	$1,275,079

		Gross	Gross
December 31, 2006		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value

Obligations of States and Political Subdivisions	$15,140	$169	$—	$15,309
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	161,345	1	6,869	154,477

Total	$176,485	$170	$6,869	$169,786

For the second quarter ended June 30, 2007, the tax equivalent yield on the total investment portfolio was 5.06% and the average maturity was 4.5 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 80% of the total investment portfolio at the end of the second quarter of 2007. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.7 years with a 100 basis point increase in long-term interest rates and to 4.8 years with a 200 basis point increase in long-term interest rates. Conversely, management estimates that the average maturity of the investment portfolio would decrease to 3.4 years and 2.5 years respectively, with a 100 basis point and 200 basis point decrease in long-term rates.
Note 10 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	June 30,	December 31,
(In Thousands)	2007	2006
Federal Home Loan Bank Stock	$56,934	$55,523
Federal Reserve Bank Stock	6,411	6,411

Total	$63,345	$61,934

Note 11 — Benefit Plans
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
The following table shows the components of net periodic benefit expense.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2007	2006	2007	2006
Service Cost	$810	$795	$1,620	$1,590
Interest Cost	776	722	1,552	1,443
Expected Return on Plan Assets	(1,066)	(994)	(2,132)	(1,988)
Amortization of Prior Service Cost	8	3	16	7
Recognized Net Actuarial Loss	138	139	276	277

Benefit Expense	$666	$665	$1,332	$1,329

Note 12 — Income Taxes
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48),” which prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The benefit recognized for a tax position that meets the more-likely-than-not criteria is measured based on the largest benefit that is more than 50 percent likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. FIN 48 also provides guidance on disclosures and other issues. Effective January 1, 2007, Park adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007, Park had provided a liability of $789,000 for unrecognized tax benefits related to various federal and state income tax matters. Park recognizes interest and penalties through the income tax provision. The total amount of interest and penalties on the date of adoption was $76,000. Management does not expect the total amount of unrecognized tax benefits to significantly increase in the next two quarters. Park is no longer subject to examination by federal taxing authorities for the year 2002 and the years prior.
Note 13 — Recent Accounting Pronouncements
In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted, however, we will adopt SFAS No. 159 on January 1, 2008. Management does not expect that the adoption of this standard will have a material impact on Park’s financial statements.
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

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At June 30, 2007, Park and its subsidiary banks owned $118 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has not completed its evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s financial statements. Without an adjustment to the postretirement benefits provided by the endorsement split-dollar life insurance agreements, Park’s management has concluded that the adoption of EITF Issue No. 06-4 may have a material impact on Park’s financial statements.
Note 14 — Subsequent Event
On July 30, 2007, Park announced a plan to review current processes and identify opportunities to improve efficiency by converting to one operating system. One outcome of this initiative will be the combination of the eight banking charters in Ohio into one national bank charter. Functions to be reviewed as part of this project include, but are not limited to: compliance, regulatory reporting, accounting, product development, data processing, and loan and deposit operations. The cost of the data conversion involved with combining charters and creating one operating system is still being negotiated by management. It is anticipated that using a common operational platform and centralizing certain functions will result in expense reduction caused by having fewer operational support positions over the next two years. However, specific reduction in employment has not been determined at this time.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risk and uncertainties that could cause actual results to differ materially include without limitation, Park’s ability to execute its business plan, Park’s ability to successfully integrate acquisitions into Park’s operations, Park’s ability to achieve the anticipated cost savings and revenue synergies from acquisitions, changes in general economic and financial market conditions, Park’s ability to execute its plan to convert to one operating system, changes in interest rates, changes in the competitive environment, changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies, demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At June 30, 2007, Park had core deposit intangibles of $16.7 million subject to amortization and $181.4 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $181.4 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation was performed during the first quarter of 2007 and no impairment charge was deemed necessary.
Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
Impact of the Vision Acquisition on Park’s Financial Statements in 2007
Park acquired Vision on March 9, 2007. (See Note 2 of the Notes to Consolidated Financial Statements for information concerning this acquisition.) The following table displays (for selected balance sheet items at June 30, 2007) the consolidated balance sheet item, the total for the balance sheet item for the two Vision Banks and the total for the balance sheet item without the two Vision Banks.
Selected Balance Sheet Items

	June 30, 2007			December 31, 2006
			Park Without
(In Thousands)	Park	Vision Banks	Vision Banks	Park
Cash and Due from Banks	$167,755	$13,298	$154,457	$177,990

Total Investment Securities	$1,497,639	$37,205	$1,460,434	$1,513,498

Loans	$4,125,487	$615,698	$3,509,789	$3,480,702
Allowance for Loan Losses	$79,905	$9,470	$70,435	$70,500

Net Loans	$4,045,582	$606,228	$3,439,354	$3,410,202

Bank Premises and Equipment	$64,352	$17,780	$46,572	$47,554

Goodwill and Other Intangible Assets	$198,023	$121,034	$76,989	$78,003

Noninterest Bearing Deposits	$705,802	$77,127	$628,675	$664,962
Interest Bearing Deposits	$3,834,646	$560,807	$3,273,839	$3,160,572

Total Deposits	$4,540,448	$637,934	$3,902,514	$3,825,534

Total Borrowed Money	$1,013,120	$7,309	$1,005,811	$979,913

Total Assets	$6,243,566	$833,446	$5,410,120	$5,470,876

The following table compares the income statement for the second quarter of 2007 with the income statement for the second quarter of 2006. The 2007 income statement has been adjusted to display the impact of the two Vision Banks which were acquired on March 9, 2007.
Summary Income Statement
(In Thousands)

	Quarter Ended			Quarter Ended
	June 30, 2007			June 30, 2006
			Park Without
	Park	Vision Banks	Vision Banks	Park
Total Interest and Dividends Income	$102,825	$14,879	$87,946	$83,298

Total Interest Expense	42,415	6,619	35,796	29,476

Net Interest Income	60,410	8,260	52,150	53,822

Provision for Loan Losses	2,881	85	2,796	1,467

Income from Fiduciary Activities	3,571	—	3,571	3,432
Service Charges on Deposit Accounts	5,947	469	5,478	4,984
Other Service Income	2,763	152	2,611	2,800
Other	6,181	369	5,812	5,112

Total Other Income	18,462	990	17,472	16,328

Salaries and Employee Benefits	24,168	2,960	21,208	19,520
Occupancy Expense	2,775	520	2,255	2,182
Furniture and Equipment Expense	1,524	311	1,213	1,355
Other Expense	14,013	1,916	12,097	11,799

Total Other Expense	42,480	5,707	36,773	34,856

Income Before Income Taxes	33,511	3,458	30,053	33,827

Income Taxes	10,001	1,297	8,704	9,941

Net Income	$23,510	$2,161	$21,349	$23,886
The following table compares the income statement for the first six months of 2007 with the income statement for the first six months of 2006. The 2007 income statement has been adjusted to display the impact of the two Vision Banks from March 9, 2007 through June 30, 2007.

Summary Income Statement
(In Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Park	Vision Banks	Park Without Vision Banks	Park
Total Interest and Dividends Income	$193,661	$18,510	$175,151	$163,894

Total Interest Expense	78,353	8,176	70,177	56,653

Net Interest Income	115,308	10,334	104,974	107,241

Provision for Loan Losses	5,086	85	5,001	1,467

Income from Fiduciary Activities	7,075	—	7,075	6,708
Service Charges on Deposit Accounts	10,794	575	10,219	9,447
Other Service Income	5,268	175	5,093	5,527
Other	11,499	507	10,992	10,039

Total Other Income	34,636	1,257	33,379	31,721

Salaries and Employee Benefits	46,628	3,742	42,886	39,566
Occupancy Expense	5,313	605	4,708	4,444
Furniture and Equipment Expense	2,916	380	2,536	2,691
Other Expense	26,932	2,385	24,547	23,167

Total Other Expense	81,789	7,112	74,677	69,868

Income Before Income Taxes	63,069	4,394	58,675	67,627

Income Taxes	18,496	1,653	16,843	19,934

Net Income	$44,573	$2,741	$41,832	$47,693
Summary Discussion of Results
Net income decreased by $376,000 or 1.6% to $23.5 million for the three months ended June 30, 2007 compared to $23.9 million for the same period in 2006. For the first half of 2007, net income decreased $3.1 million or 6.5% to $44.6 million from $47.7 million for the same period in 2006. The annualized net income to average asset ratio (ROA) was 1.51% for the three and six months ended June 30, 2007, compared to 1.78% for the three and six months ended June 30, 2006. The annualized net income to average equity ratio (ROE) was 14.73% for the three months ended June 30, 2007 and 14.66% for the first six months of 2007 compared to 17.89% and 17.77%, respectively, for the same periods in 2006.
Diluted earnings per share decreased by 4.7% to $1.62 for the second quarter of 2007 compared to $1.70 for the same period in 2006. Diluted earnings per share decreased by 8.3% to $3.11 for the first six months of 2007 compared to $3.39 for the same period in 2006.

The following table summarizes the change in net income for the three and six month periods ended June 30, 2007 compared to the same periods in 2006.

	June 30, 2007 compared to June 30, 2006
	Three Months	Six Months
Increase in Net Interest Income	$6,588	$8,067
Increase in Provision for Loan Losses	(1,414)	(3,619)
Increase in Other Income	2,134	2,915
Increase in Other Expense	(7,624)	(11,921)
Decrease in Income Before Taxes	(316)	(4,558)
(Increase) Decrease in Income Taxes	(60)	1,438
Decrease in Net Income	$(376)	$(3,120)
The acquisition of Vision on March 9, 2007 contributed to the increases in net interest income, other income, and other expenses for the three and six month periods ended June 30, 2007. At the same time, net interest income was reduced as a result of the cash payment to Vision shareholders and the assumption of debt from the Vision acquisition, which occurred on March 9, 2007.
Net Interest Income Comparison for the Second Quarter of 2007 and 2006
Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income increased by 12.2% to $60.4 million for the second quarter of 2007 compared to $53.8 million for the same period in 2006. Vision contributed $8.3 million in net interest income during the second quarter of 2007, but also reduced net interest income at Park by $1.4 million due to cash paid and debt assumed at the time of the acquisition. Without the Vision acquisition, net interest income would have decreased by $240,000, or .4%. The following table compares the average balance sheet and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the second quarter of 2007 with the same quarter in 2006.

Three Months Ended June 30,
	2007		2006
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %

Loans	$4,094,719	8.19%	$3,337,351	7.61%
Taxable Investments	1,472,540	4.98%	1,554,684	4.91%
Tax Exempt Investments	66,943	6.61%	79,814	7.06%
Money Market Instruments	20,497	5.36%	7,457	5.39%

Interest Earning Assets	$5,654,699	7.33%	$4,979,306	6.76%

Interest Bearing Deposits	$3,815,458	3.34%	$3,160,283	2.49%
Short-Term Borrowings	375,335	4.55%	392,760	4.21%
Long-Term Debt	599,667	4.28%	540,835	4.25%

Interest Bearing Liabilities	$4,790,460	3.55%	$4,093,878	2.89%
Excess Interest Earning Assets	$864,239	—	$885,428	—
Net Interest Spread		3.78%		3.87%
Net Interest Margin		4.32%		4.38%
Average interest earning assets increased by $675.4 million or 13.6% to $5,655 million for the quarter ended June 30, 2007 compared to $4,979 million for the same period in 2006. The increase is primarily due to the $757.4 million increase in average loans for the quarter, offset by an $82.1 million decrease in average taxable investments.
Average loans increased by 22.7% or $757.4 million to $4,095 million for the three months ended June 30, 2007 compared to $3,337 million for the same period in 2006. The average loans for the Vision banks is $601.9 million for the second quarter of 2007 and loans purchased as part of the Anderson acquisition in December 2006 were $52 million at December 31, 2006. Loans outstanding were $4,125 million at June 30, 2007, compared to $3,481 million at December, 31 2006. Excluding the effect of the Vision acquired loans, loans have increased $29 million since December 31, 2006, or 1.7% annualized. With the help of the acquired Vision banks, management anticipates loans to increase approximately $80 million for the second half of 2007.

Amount
June 30, 2006	3,368,095
Growth in Loans	22,382
September 30, 2006	3,390,477
Acquisition of Anderson Bank	52,853
Growth in Loans	37,372
December 31, 2006	3,480,702
Acquisition of Vision Banks	595,565
Growth in Loans	12,416
March 31, 2007	4,088,683
Growth in Loans	36,804
June 30, 2007	4,125,487
The average yield on the loan portfolio was 8.19% for the second quarter of 2007 compared to 7.61% for the same quarter in 2006. The average Prime Rate, which moves in lock step with the federal funds rate, has increased by 34 basis points since the second quarter average in 2006. The acquisition of the Vision loan portfolio also contributed to the increase. The yield on Vision loans has averaged 9.33% since the acquisition on March 9, 2007. Management expects that the average yield on the loan portfolio will be relatively flat for the rest of 2007. This projection assumes that the federal funds rate will remain at 5.25% for the remainder of 2007.
Average investment securities, including money market instruments, were $1,560 million for the second quarter of 2007 compared to $1,642 million for the second quarter of 2006. The following table compares the average investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	June	March	December	September	June
(Dollars in Thousands)	2007	2007	2006	2006	2006
Average Investment Securities	$1,559,980	$1,584,679	$1,559,663	$1,584,397	$1,641,955
Average Federal Funds Rate	5.25%	5.25%	5.25%	5.25%	4.91%
Average Five Year Treasury Rate	4.76%	4.65%	4.60%	4.84%	4.99%

Management has reduced the amount of purchases of investment securities during the past six quarters due to the small spread between the yield on investment securities that Park purchases and the federal funds rate. As indicated in the above table, the spread between the average federal funds rate and the average rate on a five year U.S. Treasury security has been inverted for the past four quarters. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury security. Park purchased $165 million of short-term U.S. Government Sponsored Entities’ securities during the second quarter of 2007 at a yield of about 5.22%.
The average yield on taxable investment securities was 4.98% for the second quarter of 2007 compared to 4.91% for the same period in 2006. The tax equivalent yield on tax exempt investment securities was 6.61% for the second quarter of 2007 compared to 7.06% for the same period in 2006. No tax exempt investment securities were purchased during the past year.
Average interest bearing liabilities increased $696.6 million or 17.0% to $4,790 million for the quarter ended June 30, 2007 compared to $4,094 million for the same period in 2006. The average cost of interest bearing liabilities increased to 3.55% for the second quarter of 2007 compared to 2.89% for the same period in 2006.
Average interest bearing deposits increased by $655.2 million or 20.7% to $3,815 million for the second quarter of 2007 compared to $3,160 million for the same period in 2006. The average cost of these deposits increased to 3.34% for the second quarter of 2007 compared to 2.49% for the same period in 2006. The Vision banks had average interest bearing deposits for the second quarter of 2007 of $541.3 million, with an average cost of 4.8%. Excluding Vision, the remainder of the increase came from interest bearing demand accounts and certificates of deposit. The average rate paid on certificates of deposit increased to 4.50% for the second quarter of 2007 from 3.54% for the same period in 2006.
Average total borrowings were $975.0 million for the second quarter of 2007, with an average cost of 4.38% compared to $933.6 million for the same period in 2006, with an average cost of 4.23%.
The net interest spread (the difference between the yield on interest earning assets and the cost of interest bearing liabilities) decreased by 10 basis points to 3.78% for the second quarter of 2007 compared to 3.87% for the same period in 2006. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by 6 basis points to 4.32% for the quarter ended June 30, 2007 compared to 4.38% for the same period in 2006. The increase in the cost of interest bearing deposits to 3.34% for the quarter, from 2.49% for the same period in 2006, was greater than the increase in the yield of 8.19% on loans for the quarter, compared to 7.61% for the same period in 2006.

Net Interest Comparison for the First Half of 2007 and 2006
Net interest income increased by $8.1 million or 7.5% to $115.3 million for the six months ended June 30, 2007 compared to $107.2 million for the same period in 2006. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first six months of 2007 with the same period in 2006.

Six Months Ended June 30,
	2007		2006
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %

Loans	$3,864,224	8.09%	$3,324,535	7.48%
Taxable Investments	1,482,535	5.01%	1,577,856	4.93%
Tax Exempt Investments	67,787	6.69%	81,213	7.00%
Money Market Instruments	21,939	5.33%	8,407	5.33%

Interest Earning Assets	$5,436,485	7.22%	$4,992,011	6.67%

Interest Bearing Deposits	$3,597,186	3.22%	$3,143,538	2.37%
Short-Term Borrowings	366,242	4.50%	370,353	3.94%
Long-Term Debt	603,182	4.26%	596,443	4.21%

Interest Bearing Liabilities	$4,566,610	3.46%	$4,110,334	2.78%
Excess Interest Earning Assets	$869,875	—	$881,677	—
Net Interest Spread		3.76%		3.89%
Net Interest Margin		4.31%		4.38%
Average interest earning assets increased by $444.5 million or 8.9% to $5,436 million for the six months ended June 30, 2007 compared to $4,992 million for the same period in 2006. This increase is primarily due to the acquisition of Vision on March 9, 2007. Vision loans outstanding were $596 million on March 9, 2007 and were $616 million at June 30, 2007.
Average loans increased by $539.7 million or 16.2% to $3,864 million for the first half of 2007 compared to $3,325 million for the same period in 2006. Loan yields increased by 61 basis points to 8.09% for the first six months of 2007 compared to 7.48% for the same period in 2006. The Vision bank loans have yielded 9.33% since the acquisition on March 9, 2007.
Average investment securities, including money market investments, were $1,572 million for the six months ended June 30, 2007, which is a $95.2 million or 5.7% decrease from $1,667 million for the same period in 2006. The average yield was 5.09% for the first half of 2007 compared to 5.04% for the same period in 2006. The yield on investment securities is expected to remain approximately the same for the second half of 2007.
Average interest bearing liabilities increased by $456.3 million or 11.1% to $4,567 million for the first six months of 2007 compared to $4,110 million for the same period in 2006. The average cost of interest bearing liabilities increased 68 basis points to 3.46% for the six months ended June 30, 2007 compared to 2.78% for the same period in 2006. The cost of interest bearing liabilities related to the Vision banks is 4.87% for the period since March 9, 2007 through June 30, 2007.

Average interest bearing deposits increased by $453.6 million or 14.4% to $3,597 million for the first half of 2007 compared to $3,144 million for the same period in 2006. The average cost of interest bearing deposits increased by 85 basis points to 3.22% for the six months ended June 30, 2007 compared to 2.37% for the same period in 2006. As a result of competitive markets, including the Vision acquisition, the rates paid on time deposits and interest bearing demand deposit accounts have both increased for the six months ended June 30, 2007 compared to the same period in 2006.
Average total borrowings were $969.4 million for the six months ended June 30, 2007, compared to $966.8 million for the same period in 2006. The average cost of total borrowings was 4.35% for the first half of 2007 and 4.11% for the same period in 2006.
The net interest spread decreased by 13 basis points to 3.76% for the six month period ended June 30, 2007 compared to 3.89% for the same period in 2006. The net interest margin for the six month period ended June 30, 2007 decreased by 7 basis points to 4.31% from 4.38% for 2006.
Each month, management projects Park’s financial statements for the remainder of the 2007 fiscal year.
Management expects the following in its current forecast:
•	The federal funds rate remains at 5.25% for the next two quarters.

•	The yield curve continues to be slightly inverted with long-term interest rates lower than short-term interest rates.

•	Total loans outstanding will increase at an annual growth rate of between 3% to 4% for the last two quarters of 2007.

•	Investment securities are expected to decrease slightly as the funds generated from repayments and maturities of securities are generally not reinvested.

•	Total deposits will increase at an annual growth rate of between 1% to 2% for the last two quarters of 2007.

•	The net interest margin is expected to decrease slightly for the second half of the year.
Provision for Loan Losses
The allowance for loan losses increased by $1.4 million to $2.9 million for the second quarter of 2007 compared to $1.5 million for the same period in 2006. Net loan charge-offs were $2.8 million for the three months ended June 30, 2007 compared to $1.5 million for the same period in 2006. Net loan charge-offs as an annualized percentage of average loans were 0.28% for the second quarter of 2007 compared to 0.18% for the same period in 2006.
The provision for loan losses increased by $3.6 million to $5.1 million for the first six months of 2007 compared to $1.5 million for the same period in 2006. Net loan charge-offs were $5.0 million for the two quarters ended June 30, 2007 compared to $1.5 million for the same period in 2006. Net loan charge-offs as an annualized percentage of average loans were 0.26% for the first half of 2007 compared to 0.09% for the same period in 2006. See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of the factors considered by management in determining the provision for loan losses and for the detail on loan charge-offs and recoveries.

The reserve for loan losses as a percentage of outstanding loans was 1.94% at June 30, 2007 compared to 2.03% at December 31, 2006 and 2.07% at June 30, 2006. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $42.4 million or 1.03% of loans at June 30, 2007, $40.6 million or 0.99% of loans at March 31, 2007, $32.9 million or 0.95% of loans at December 31, 2006, and $29.1 million or 0.86% of loans at June 30, 2006. Nonaccrual loans have increased by $19.3 million during the first six months of 2007. Approximately $6.5 million of this increase is due to nonaccrual loans from the two Vision banks at June 30, 2007. Additionally, during the first quarter of 2007, Park’s management strengthened the guidelines on when nonperforming loans are placed onto nonaccrual status. Nonaccrual loans only increased $1.0 million during the second quarter of 2007.
Park’s annualized net loan charge-off ratio for the past five years has been 0.12% for 2006, 0.18% for 2005, 0.28% for 2004, 0.43% for 2003, and 0.48% for 2002. Management expects that the annualized net loan charge-offs ratio for the last half of 2007 will be between 0.25% and 0.35% of average loans.
In addition, management expects the loan loss provision to be between $2.6 million and $3.6 million for each of the last two quarters of 2007.
The following table compares nonperforming assets at June 30, 2007, March 31, 2007 and December 31, 2006.

	June 30,	March 31,	December 31,
Nonperforming Assets	2007	2007	2006
	(Dollars in Thousands)
Nonaccrual Loans	$35,333	$34,302	$16,004
Renegotiated Loans	3,421	3,446	9,113
Loans Past Due 90 Days or More	3,645	2,881	7,832
Total Nonperforming Loans	42,399	40,629	32,949

Other Real Estate Owned	7,181	4,598	3,351
Total Nonperforming Assets	$49,580	$45,227	$36,300

Percentage of Nonperforming Loans to Loans, Net of Unearned Income	1.03%	.99%	.95%
Percentage of Nonperforming Assets to Loans, Net of Unearned Income	1.20%	1.11%	1.04%
Percentage of Nonperforming Assets to Total Assets	.79%	.72%	.66%

Total Other Income
Total other income increased by $2.1 million or 13.1% to $18.5 million for the three month period ended June 30, 2007 and increased $2.9 million or 9.2% to $34.6 million for the six month period ended June 30, 2007, compared to the same periods in 2006. Total other income related to the two Vision banks was $990,000 and $1,257,000 for the three and six month periods ended June 30, 2007.
The following table is a summary of the changes in the components of total other income.

(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change

Fees from Fiduciary Activities	$3,571	$3,432	$139	$7,075	$6,708	$367
Service Charges on Deposit Accounts	5,947	4,984	963	10,794	9,447	1,347
Nonyield Loan Fees	2,763	2,800	(37)	5,268	5,527	(259)
Check Card and ATM Fee Income	2,627	2,178	449	4,932	4,174	758
CSV Life Insurance	999	999	—	1,978	1,998	(20)
Other Income	2,555	1,935	620	4,589	3,867	722

Total	$18,462	$16,328	$2,134	$34,636	$31,721	$2,915

The increase in total other income for the three and six month periods ended June 30, 2007 was primarily due to service charges on deposit accounts, check card and ATM fee income, and other income.
Service charges on deposit accounts increased $963,000 to $5.9 million for the three months ended June 30, 2007 and increased $1,347,000 to $10.8 million for the six months ended June 30, 2007 compared to the same periods in 2006. Vision contributed $469,000 and $575,000 for the three and six month periods ended June 30, 2007. The remainder of the increase is due to the increase in NSF (non-sufficient funds) charges.
Check card and ATM fee income has increased $449,000 to $2.6 million for the three months ended June 30, 2007 and increased $758,000 to $4.9 million for the six month period ended June 30, 2007 compared to the same periods in 2006. Vision contributed $112,000 and $138,000 for the three and six month periods ended June 30, 2007.
Other income increased $620,000 to $2.6 million for the quarter ended June 30, 2007 and increased $722,000 to $4.6 million for the first half of 2007 compared to the same periods in 2006. Net gains from the sale of OREO properties were $600,000 for the quarter ended June 30, 2007 and $672,000 for the first half of 2007.
Management has projected that other income will decrease slightly for the third and fourth quarters of 2007.
Gain (Loss) on Sale of Securities
There were no sales of securities during the first half of 2007 and 2006.

Total Other Expense
Total other expense increased by $7.6 million or 21.9% to $42.5 million for the quarter ended June 30, 2007 compared to $34.9 million for the same period in 2006. Total other expense increased $11.9 million or 17.1% to $81.8 million for the first six months of 2007 compared to $69.9 million for the same period in 2006. Vision contributed $5.7 million and $7.1 million to total other expenses for the three and six month periods ended June 30, 2007, respectively.
Excluding the impact of the Vision bank acquisition on March 9, 2007, salaries and benefits have increased $1.7 million or 8.6% for the second quarter 2007 and increased $3.3 million or 8.4% for the six months ended June 30, 2007 compared to the same period in 2006. Salaries (excluding the impact of the Vision acquisition) increased $986,000 or 6.0% and $2.0 million or 6.4% for the three and six month periods ended June 30, 2007. Benefits (excluding the impact of the Vision acquisition) increased $703,000 and $1.3 million for the three and six month periods ended June 30, 2007, respectively. Full-time equivalent (“FTE”) employees were 2,076 at June 30, 2007 compared to 1,877 at June 30, 2006. The two Vision banks had 184 FTE at June 30, 2007. Excluding the impact of Vision, FTE would have been 1,892 at June 30, 2007, which is a 0.8% increase over the last twelve months. Management expects salaries and benefits expense to be $24.3 million for each of the next two quarters.
Occupancy and furniture and equipment expenses remained fairly consistent (excluding the effect of the Vision acquisition on March 9, 2007) for the three and six month periods ended June 30, 2007 compared to the same periods in 2006. The other expense category (excluding the effect of the Vision acquisition on March 9, 2007) increased by $1.4 million or 6.0% to $24.5 million for the six month period ended June 30, 2007, which was due to increases in data processing, legal expenses, and supplies.
Management anticipates that total other expenses will remain flat in the third quarter and increase slightly into the fourth quarter of 2007.
Income Tax
Income tax expense was $10.0 million and $18.5 million, respectively, for the three and six month periods ended June 30, 2007 compared to $9.9 million and $19.9 million, respectively, for the same periods in 2006. The effective income tax ratio (income tax expense divided by income before taxes) was 29.8% and 29.3%, respectively, for the three and six month periods ended June 30, 2007 compared to 29.4% and 29.5%, respectively, for the same periods in 2006. The difference between the effective tax rates and the statutory rate is primarily due to tax exempt interest income from state and local tax exempt entities and low income housing credits.
The two Vision banks are subject to state income tax in the states of Alabama and Florida. State income tax expense was $158,594 and $197,294, respectively, for the three and six month periods ended June 30, 2007.
Park and its subsidiary banks headquartered in Ohio do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. State tax expense for Park and its subsidiary banks headquartered in Ohio was $700,000 and $1.4 million, respectively, for the three and six month periods ended June 30, 2007 compared to $693,000 and $1.4 million, respectively, for the same periods in 2006. Franchise tax expense is included in other expense.

Comparison of Financial Condition
At June 30, 2007 and December 31, 2006
Changes in Financial Condition and Liquidity
Total assets increased by $772.7 million or 14.1% to $6,244 million at June 30, 2007 from $5,471 million at December 31, 2006. The two Vision banks had total assets (including goodwill) of $833.4 million at June 30, 2007.
Total investment securities decreased by $15.9 million or 1.0 % to $1,498 million at June 30, 2007 from $1,513 million at December 31, 2006. The two Vision banks had investment securities of $37.2 million at June 30, 2007.
Total loans increased by $644.8 million or 18.5% to $4,125 million at June 30, 2007 from $3,481 million at December 31, 2006. The two Vision banks had loans of $615.7 million at June 30, 2007, which is a $20 million increase in their loans since the acquisition date of March 9, 2007. Excluding the impact of the two Vision banks, loans would have increased by $29.1 million or 1.69% annualized.
Total liabilities increased by $715.7 million or 14.6% to $5,616 million at June 30, 2007 from $4,900 million at December 31, 2006. The two Vision banks had combined total liabilities of $646.6 million at June 30, 2007, which makes up 90% of the increase year to date.
Total deposits increased $714.9 million or 18.7% to $4,540 million at June 30, 2007 from $3,826 million at December 31, 2006. The two Vision banks make up $638 million of this increase. The remainder of the increase was due to an increase in interest bearing demand deposits, which was partially offset by a decrease in noninterest bearing demand deposits.
Total borrowed money increased by $33.2 million or 3.3% to $1,013 million at June 30, 2007 from $979.9 million at December 31, 2006. The two Vision banks make up $7.3 million of this increase.
Total stockholders’ equity has increased by $57 million or 10.0% to $627.4 million at June 30, 2007 from $570.4 million at December 31, 2006. Common stock increased by $83.3 million during the first six months due to the issuance of 792,937 shares for the acquisition of the Vision banks on March 9, 2007. Retained earnings increased by $18.1 million from a combination of earnings during the first six months of $44.6 million offset by dividends declared of $26.5 million. Treasury stock increased by $35.3 million for the first six months of the year due to common stock repurchases of 397,931 shares for $35.6 million, offset by $296,000 for treasury stock reissued for stock options. Accumulated other comprehensive loss increased by $9.1 million to $31.9 million at June 30, 2007 from $22.8 million at December 31, 2006. Long-term interest rates, using monthly averages, have increased during the first six months of the year. The 5 and 10 year treasury monthly averages at June 2007 were 5.03% and 5.10%, respectively, compared to 4.53% and 4.56% for December 2006.
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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 66.08% at June 30, 2007 compared to 63.6% at December 31, 2006 and 62.23% at June 30, 2006. Cash and cash equivalents totaled $183.8 million at June 30, 2007 compared to $186.3 million at December 31, 2006 and $195.7 million at June 30, 2006. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at June 30, 2007 was $627.4 million or 10.05% of total assets compared to $570.4 million or 10.43% of total assets at December 31, 2006 and $539.5 million or 9.97% of total assets at June 30, 2006.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 7.88% at June 30, 2007 and 9.96% at December 31, 2006. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 11.24% at June 30, 2007 and 14.72% at December 31, 2006. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 12.50% at June 30, 2007 and 15.98% at December 31, 2006.
The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2007. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2007.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	6.06%	8.48%	11.10%
Richland Trust Company	5.55%	10.59%	11.84%
Century National Bank	6.68%	10.35%	11.87%
First-Knox National Bank	5.65%	8.28%	10.85%
Second National Bank	5.70%	8.67%	10.90%
United Bank, N.A.	6.38%	11.95%	13.21%
Security National Bank	6.23%	10.18%	11.61%
Citizens National Bank	8.28%	17.08%	18.34%
Vision Bank (Alabama)	9.67%	10.81%	12.07%
Vision Bank (Florida)	9.12%	9.77%	11.02%
Park National Corporation	7.88%	11.24%	12.50%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 36 of Park’s 2006 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2006.
As described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-Q, Park completed its acquisition of Vision on March 9, 2007. An estimated purchase obligation of $90.4 million was included in Table 12 on page 36 of Park’s 2006 Annual Report to Shareholders for this transaction. This obligation was paid to the shareholders of Vision as part of the closing of the acquisition. Park assumed the obligations of Vision and the two Vision Banks as part of the transaction. See page 21 of this Form 10-Q for disclosure of the deposit liabilities and borrowings of the two Vision Banks at June 30, 2007.
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
The exposure to credit loss (for the subsidiary banks of Park) in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Park (and all of its subsidiary banks) uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extended loan commitments to customers.
The total amounts of off-balance sheet financial instruments with credit risk are as follows:

(In Thousands)	June 30, 2007	December 31, 2006
Loan Commitments	$1,191,880	$824,412
Unused Credit Card lines	$136,496	$140,100
Standby Letters of Credit	$27,944	$19,687
The large increase in loan commitments is primarily due to the acquisition of Vision. The two Vision Banks are included in the June 30, 2007 amounts. The loan commitments are generally for variable rates of interest.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
On page 36 of Park’s 2006 Annual Report to Shareholders, management reported that at December 31, 2006, the earnings simulation model projected that net income would increase by .1% using a rising interest rate scenario and decrease by .7% using a declining interest rate scenario over the next year. At March 31, 2007, the earnings simulation model projected that net income would increase by 1.0% using a rising interest rate scenario and decrease by 1.6% using a declining interest rate scenario. The primary reason for the change in the simulation results from year-end 2006 to March 31, 2007 is due to the acquisition of Vision. At June 30, 2007, management continues to believe that gradual changes in market interest rates (50 basis point change per quarter for a total of 200 basis points per year) will have a small impact on net income.
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
Changes in Internal Control over Financial Reporting
On April 16, 2007, the Park Board of Directors elected Brady T. Burt as its Chief Accounting Officer, which has enhanced Park’s internal control over financial reporting. There were no additional changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
We may face risks and uncertainties as we convert our Ohio-based community banking subsidiaries and divisions to one operating system and combine their charters.
On July 30, 2007, we announced our intention to consolidate the banking operations of our eight subsidiary banks located in Ohio under one charter — that of The Park National Bank, which will remain a national bank. In addition, we will create a single operating system for our 12 Ohio-based community banking subsidiaries and divisions, which will operate as divisions of The Park National Bank. Each community bank division will retain its local leadership, local decision-making and unique local identity. We anticipate that a single charter and common operating system will ease complex reporting procedures, reduce time and money spent on duplicated efforts, enhance risk management and strengthen each bank’s ability to provide more rapid responses and high-quality services. As we proceed with the combination of charters and conversion to one operating system we will face risks and uncertainties which must be addressed. These risks and uncertainties include, but may not be limited to: (1) the timing of receipt of the necessary regulatory approvals for the consolidation, which may be different than we anticipate; (2) difficulties we may encounter in the consolidation of the charters of our eight Ohio-based subsidiary banks with respect to product offerings, customer service, customer retention, reporting and enterprise risk management systems and realizing the anticipated operating efficiencies; and (3) the loss of key employees as we proceed with the consolidation.
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
As of the date of this Quarterly Report on Form 10-Q, we and our subsidiaries operated 135 offices across 29 Ohio counties, one office in Kentucky, seven offices in one Alabama county and eight offices across four Florida counties. Park’s merger with Vision, which was effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, resulted in the expansion of our banking operations into the Alabama and Florida markets served by the two Vision Banks — one headquartered in Gulf Shores, Alabama (“Vision Alabama”) and the other in Panama City, Florida (“Vision Florida”). We have no prior operating experience in these markets and, therefore, will rely to a large extent on the existing Boards of Directors and management of Vision Alabama and Vision Florida with respect to their operations. We, together with Vision Alabama and/or Vision Florida, as appropriate, entered into employment agreements with the following executive officers of Vision Alabama and Vision Florida: J. Daniel Sizemore, Chairman of the Board, Chief Executive Officer and President of Vision and Chairman of the Board and Chief Executive Officer of Vision Alabama and Vision Florida; William E. Blackmon, Executive Vice President and Chief Financial Officer of Vision and Vision Alabama; Andrew W. Braswell, Executive Vice President and Senior Lending Officer of Vision Alabama; Joey W. Ginn, President of Vision Florida; and Robert S. McKean, President of Vision Alabama; as well as seven other senior officers of Vision Alabama and Vision Florida. Each of these employment agreements, which became effective at the effective time of the merger, continues the executive officer’s or employee’s employment relationship with Vision Alabama or Vision Florida, as applicable, after the effective time of the merger for at least a three-year term. However, there is no guarantee that we will be able to retain the services of these executive officers and employees of Vision Alabama and Vision Florida, or that we will be able to successfully manage the operations of the Vision Alabama and Vision Florida in the Alabama and Florida markets. Effective July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of Vision Alabama with and into Vision Florida, under the charter of Vision Florida. The resulting financial institution is a Florida state-chartered bank operating under the name “Vision Bank”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2007 as well as information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

			Total Number of	Maximum Number of
			Common Shares	Common Shares that
			Purchased as Part	May Yet be
	Total Number of	Average Price	of Publicly	Purchased Under the
	Common Shares	Paid Per	Announced Plans or	Plans or Programs
Period	Purchased	Common Share	Programs (1)	(2) (3)
April 1 thru April 30, 2007	76,591	$93.79	76,591	1,566,108
May 1 thru May 31, 2007	150,360	$88.25	150,360	1,414,362
June 1 thru June 30, 2007	118,546	$86.56	118,546	1,181,160
Total	345,497	$88.90	345,497	1,181,160

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.
(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1 million common shares from time to time over the three-year period ended November 20, 2008. As of June 30, 2007, Park has purchased 397,406 common shares under this stock repurchase authorization during 2007. At June 30, 2007, 264,774 common shares remained authorized for repurchase under this authorization.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2007, incentive stock options covering 207,480 common shares were outstanding and 1,292,520 common shares were available for future grants.
The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of June 30, 2007, incentive stock options covering 323,188 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 530,668 common shares were outstanding as of June 30, 2007 and 1,292,520 common shares were available for future grants. With 906,802 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at June 30, 2007, an additional 916,386 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
(3)	On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million additional common shares over the three-year period ended July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. This authorization is in addition to the previous authorization that continues to be in effect.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     Not applicable

Item 5.	Other Information
     Not applicable

Item 6.	Exhibits
     Exhibits

2.1	Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007

3.1 (a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772)(“Park’s Form 8-B”))

3.1 (b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1 (c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1 (d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1 (e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with the Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2 (a)	Regulations of Park National Corporation (incorporated by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2 (b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2 (c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2 (d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: August 7, 2007	BY:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 7, 2007	BY:	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer