Form 10-Q
period 2007-09-30
PARK NATIONAL CORP /OH/
filed 2007-11-05
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐  No ☑
14,062,044 Common shares, no par value per share, outstanding at October 31, 2007.

PARK NATIONAL CORPORATION
CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3-19

Consolidated Condensed Balance Sheets as of September 30, 2007 and December 31, 2006 (unaudited)	3

Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4-5

Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	6

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	7-8

Notes to Consolidated Condensed Financial Statements	9-19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION	38-45

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	39-41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41-42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42

Item 5. Other Information	42

Item 6. Exhibits	43-44

SIGNATURES	45
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$154,472	$177,990
Money market instruments	11,991	8,266
Cash and cash equivalents	$166,463	$186,256
Interest bearing deposits	1	1
Securities available-for-sale, at fair value (amortized cost of $1,525,351 and $1,299,686 at September 30, 2007 and December 31, 2006)	1,505,168	1,275,079
Securities held-to-maturity, at amortized cost (fair value approximates $160,597 and $169,786 at September 30, 2007 and December 31, 2006)	166,632	176,485
Other investment securities	63,345	61,934

Loans (net of unearned income)	4,174,652	3,480,702
Allowance for loan losses	79,846	70,500

Net loans	4,094,806	3,410,202

Bank premises and equipment, net	66,527	47,554
Bank owned life insurance	119,206	113,101
Goodwill and other intangible assets	199,679	78,003
Other assets	129,309	122,261

Total assets	$6,511,136	$5,470,876

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$692,749	$664,962
Interest bearing	3,842,423	3,160,572

Total deposits	4,535,172	3,825,534

Short-term borrowings	711,123	375,773
Long-term debt	550,198	604,140
Junior Subordinated Debentures	15,000	—
Other liabilities	71,305	94,990

Total liabilities	5,882,798	4,900,437

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,213 shares issued in 2007 and 15,358,323 shares issued in 2006)	300,321	217,067
Retained earnings	545,854	519,563
Treasury stock (2,053,764 shares in 2007 and 1,436,794 shares in 2006)	(197,892)	(143,371)
Accumulated other comprehensive (loss), net of taxes	(19,945)	(22,820)

Total stockholders’ equity	628,338	570,439

Total liabilities and stockholders’ equity	$6,511,136	$5,470,876

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest and dividend income:

Interest and fees on loans	$83,964	$65,843	$238,625	$188,991

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	18,826	18,430	55,651	57,032
Obligations of states and political subdivisions	754	893	2,349	2,815

Other interest income	222	124	802	346

Total interest and dividend income	103,766	85,290	297,427	249,184

Interest expense:

Interest on deposits:
Demand and savings deposits	11,309	7,397	29,936	18,645
Time deposits	21,440	14,914	60,249	40,628

Interest on borrowings:
Short-term borrowings	6,479	4,284	14,651	11,513
Long-term debt	5,122	5,133	17,867	17,595

Total interest expense	44,350	31,728	122,703	88,381

Net interest income	59,416	53,562	174,724	160,803

Provision for loan losses	5,793	935	10,879	2,402

Net interest income after provision for loan losses	53,623	52,627	163,845	158,401

Other income:
Income from fiduciary activities	$3,614	$3,319	$10,689	$10,027
Service charges on deposit accounts	6,544	5,317	17,338	14,764
Other service income	3,231	2,685	8,665	8,212
Other	5,671	5,033	17,004	15,072

Total other income	19,060	16,354	53,696	48,075

Gain on sale of securities	—	97	—	97
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Other expense:

Salaries and employee benefits	$24,386	$20,268	$71,014	$59,834
Occupancy expense	2,678	2,275	7,991	6,719
Furniture and equipment expense	1,587	1,273	4,503	3,964
Other expense	14,166	11,673	41,098	34,840

Total other expense	42,817	35,489	124,606	105,357

Income before income taxes	29,866	33,589	92,935	101,216

Income taxes	8,562	9,784	27,058	29,718

Net income	$21,304	$23,805	$65,877	$71,498

Per Share:

Net income:
Basic	$1.50	$1.72	$4.62	$5.12

Diluted	$1.50	$1.71	$4.61	$5.11

Weighted average shares
Basic	14,193,019	13,859,498	14,273,759	13,957,097

Diluted	14,193,019	13,888,458	14,279,810	13,998,253

Cash dividends declared	$0.93	$0.92	$2.79	$2.76

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2007 and 2006	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2005	$208,365	$476,889	$(116,681)	$(10,143)
Net Income		71,498			$71,498
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of taxes ($3,184)				(5,913)	(5,913)

Total comprehensive income					$65,585

Cash dividends on common stock at $2.76 per share		(38,470)
Cash payment for fractional shares in dividend reinvestment plan	(4)
Shares issued for stock options - 684	24
Tax benefit from exercise of stock options	18
Treasury stock purchased - 302,786 shares			(30,508)
Treasury stock reissued for stock options - 37,945 shares			3,131

BALANCE AT SEPTEMBER 30, 2006	$208,403	$509,917	$(144,058)	$(16,056)

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	$(143,371)	$(22,820)
Net Income		65,877			$65,877
Accumulated other comprehensive income (loss), net of tax:
Unrealized net holding gain on securities available-for-sale, net of taxes $1,548				2,875	2,875

Total comprehensive income					$68,752

Cash dividends on common stock at $2.79 per share		(39,586)
Cash payment for fractional shares in dividend reinvestment plan	(4)
Treasury stock purchased - 620,531 shares			(54,817)
Treasury stock reissued for stock options - 3,561 shares			296
Shares issued for Vision Bancshare, Inc. purchase - 792,937	83,258

BALANCE AT SEPTEMBER 30, 2007	$300,321	$545,854	$(197,892)	$(19,945)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities:

Net income	$65,877	$71,498

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization, net	(2,154)	(85)
Stock dividends on Federal Home Loan Bank stock	—	(2,274)
Provision for loan losses	10,879	2,402
Amortization of core deposit intangibles	2,759	1,911
Realized investment security gains	—	(97)

Changes in assets and liabilities:
Increase in other assets	(7,639)	(12,265)
Decrease in other liabilities	(13,138)	(3,651)

Net cash provided by operating activities	56,584	57,439

Investing activities:

Proceeds from sales of:
Available-for-sale securities	—	304
Proceeds from maturity of:
Available-for-sale securities	646,918	244,528
Held-to-maturity securities	9,852	15,926
Purchases of:
Available-for-sale securities	(841,746)	(166,518)
Net decrease in interest bearing deposits with other banks	—	299
Net increase in loans	(66,742)	(61,780)
Loans acquired — Ohio Legacy Bank, N.A. Branch	(38,348)	—
Cash paid for branch acquistion, Ohio Legacy Bank, N.A.	(2,693)	—
Cash paid for bank acquisition, Vision Bancshares, Inc.	(44,993)	—
Purchases of premises and equipment, net	(14,461)	(3,730)
Premises and equipment acquired — Ohio Legacy Bank, N.A. Branch	(1,150)	—

Net cash (used in) provided by investing activities	(353,363)	29,029

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006

Financing activities:

Net increase in deposits	$109,131	$131,682
Deposits acquired, Ohio Legacy Bank, N.A. Branch	23,466	—
Net increase in short-term borrowings	311,018	99,531
Proceeds from exercise of stock options	296	3,173
Purchase of treasury stock	(54,817)	(30,508)
Cash payment for fractional shares in dividend reinvestment plan	(4)	(4)
Long-term debt issued	225,100	—
Repayment of long-term debt	(284,671)	(257,053)
Cash dividends paid	(52,533)	(51,470)

Net cash provided by (used in) financing activities	276,986	(104,649)

Decrease in cash and cash equivalents	(19,793)	(18,181)

Cash and cash equivalents at beginning of year	186,256	173,973

Cash and cash equivalents at end of period	$166,463	$155,792

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$122,739	$86,744

Income taxes	$29,655	$25,033

Summary of business acquisitions:
Fair value of assets acquired — Vision Bancshares, Inc.	$686,512
Cash paid for purchase — Vision Bancshares, Inc.	(87,843)
Stock issued for purchase — Vision Bancshares, Inc.	(83,258)
Fair value of liabilities assumed — Vision Bancshares, Inc.	(624,432)

Goodwill recognized	$(109,021)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2007 and 2006.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the periods ended September 30, 2007 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2007.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2006 from Park’s 2006 Annual Report to Shareholders.
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
Note 2 — Acquisitions and Intangible Assets
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
At the time of the acquisition, Vision operated two bank subsidiaries (both named Vision Bank) which became bank subsidiaries of Park on March 9, 2007. On July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of the Vision bank headquartered in Gulf Shores, Alabama (“Vision Alabama”) with and into the Vision bank headquartered in Panama City, Florida (“Vision Florida”, “Vision”, or “Vision Bank”), under the charter of Vision Florida. Vision Florida operates 18 branch locations in the Gulf Coast communities, in Baldwin County, Alabama and in the Florida panhandle. The markets that Vision Florida operates in are expected to grow faster than many of the non-metro markets in which Park’s subsidiary banks operate in Ohio. Management expects that the acquisition of Vision will improve the future growth rate for Park’s loans and deposits.

On September 21, 2007, a national bank subsidiary of Park, The First-Knox National Bank of Mount Vernon (“First-Knox”), acquired the Millersburg, Ohio banking office (the “Millersburg branch”) of Ohio Legacy Bank, N.A. (“Ohio Legacy”). First-Knox acquired substantially all of the loans administered at the Millersburg branch of Ohio Legacy and assumed substantially all of the deposit liabilities relating to the deposit accounts assigned to the Millersburg branch. The fair value of loans acquired was approximately $38 million and deposit liabilities acquired were approximately $23 million.
First-Knox paid a premium of approximately $1.7 million in connection with the purchase of the deposit liabilities. First-Knox recognized a loan premium adjustment of $700,000 and a certificate of deposit adjustment of $300,000, resulting in a total increase to core deposit intangibles of $2.7 million. No goodwill was recognized as part of this transaction. In addition, First-Knox paid $900,000 for the acquisition of the branch office building that Ohio Legacy was leasing from a third party.
The following table shows the activity in goodwill and core deposit intangibles during the first nine months of 2007.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2006	$72,334	$5,669	$78,003
Vision Acquisition	109,021	12,720	121,741
Millersburg Branch Acquisition	—	2,694	2,694
Amortization	—	<2,759 >	<2,759	>
September 30, 2007	$181,355	$18,324	$199,679
The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision acquisition and the Millersburg branch acquisition core deposit intangibles is six years. Management expects that the core deposit amortization expense will be $1.1 million for the fourth quarter of 2007.
Core deposit amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2007	$3,847
2008	4,025
2009	3,746
2010	3,422
2011	2,677
Total	$17,717
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

Commercial loans are individually risk graded. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Homogenous loans, such as consumer installment loans and residential mortgage loans are not individually risk graded. Reserves are established for each pool of loans based on historical loan loss experience, current economic conditions, loan delinquency and other environmental factors.
The following table shows the activity in the allowance for loan losses for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2007	2006	2007	2006
Average Loans (Net of Unearned Income)	$4,115,617	$3,367,532	$3,948,942	$3,339,023

Allowance for Loan Losses:
Beginning Balance	79,905	$69,698	70,500	$69,694

Charge-Offs:
Commercial, Financial and Agricultural	1,152	279	3,267	899
Real Estate — Construction	2,267	57	2,516	557
Real Estate — Residential	1,093	422	3,104	1,206
Real Estate — Commercial	768	73	1,139	472
Consumer	1,770	1,465	5,280	4,320
Lease Financing	—	20	—	57

Total Charge-Offs	7,050	2,316	15,306	7,511

Recoveries:
Commercial, Financial and Agricultural	167	336	863	866
Real Estate — Construction	—	—	8	—
Real Estate — Residential	314	266	578	621
Real Estate — Commercial	220	78	485	1,161
Consumer	470	647	2,441	2,322
Lease Financing	27	54	64	143

Total Recoveries	1,198	1,381	4,439	5,113

Net Charge-Offs	5,852	935	10,867	2,398

Provision Charged to Earnings	5,793	935	10,879	2,402
Allowance for Loan Losses of Acquired Banks	—	—	9,334	—

Ending Balance	$79,846	$69,698	$79,846	$69,698

Annualized Ratio of Net Charge-Offs to Average Loans	.56%	.11%	.37%	.10%
Ratio of Allowance for Loan Losses to End of Period Loans, Net of Unearned Income	1.91%	2.06%	1.91%	2.06%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

(Dollars in Thousands, Except Per Share Data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net Income	$21,304	$23,805	$65,877	$71,498
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	14,193,019	13,859,498	14,273,759	13,957,097
Effect of Dilutive Securities	—	28,960	6,051	41,156
Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	14,193,019	13,888,458	14,279,810	13,998,253
Earnings per Share:
Basic Earnings Per Share	$1.50	$1.72	$4.62	$5.12
Diluted Earnings Per Share	$1.50	$1.71	$4.61	$5.11
For the three and nine month periods ending September 30, 2007, options to purchase 534,200 and 533,047 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the respective option exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The amount of 534,200 represented all outstanding options at September 30, 2007. For the three and nine month periods ending September 30, 2006, options to purchase 430,672 and 430,142 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share due to their having the same anti-dilutive effect as those disclosed for the three and nine month periods ending September 30, 2007.
Note 5 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its financial institution subsidiaries. The Corporation’s financial institution subsidiaries are The Park National Bank (PNB), The Richland Trust Company (RTC), Century National Bank (CNB), The First-Knox National Bank of Mount Vernon (FKNB), United Bank, N.A. (UB), Second National Bank (SNB), The Security National Bank and Trust Co. (SEC), The Citizens National Bank of Urbana (CIT) and Vision Bank (VIS).

						Balances at
Operating Results for the Three Months Ended September 30, 2007 (In Thousands)						September 30, 2007
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$18,141	$913	$7,566	$12,708	$8,160	$2,104,721
RTC	4,188	570	1,359	2,788	1,447	577,790
CNB	6,447	270	2,291	4,067	2,898	734,695
FKNB	7,506	380	2,221	4,397	3,269	820,836
UB	1,885	20	650	1,630	605	201,486
SNB	3,093	40	750	1,922	1,322	438,345
SEC	7,038	640	2,459	5,021	2,636	782,804
CIT	1,252	40	444	1,011	441	146,642
VIS	7,744	2,420	1,120	6,189	176	890,566
All Other	2,122	500	200	3,084	350	<186,749 >

TOTAL	$59,416	$5,793	$19,060	$42,817	$21,304	$6,511,136

						Balances at
Operating Results for the Three Months Ended September 30, 2006						September 30,
(In Thousands)						2006
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$18,343	$310	$7,108	$11,832	$8,958	$1,992,672
RTC	4,557	100	1,113	2,757	1,854	504,325
CNB	6,269	70	2,135	4,087	2,813	719,227
FKNB	7,634	50	1,873	4,465	3,303	765,368
UB	1,906	20	593	1,555	633	210,699
SNB	2,846	40	606	1,890	1,076	397,668
SEC	7,557	80	2,352	5,090	3,188	873,386
CIT	1,323	65	419	1,059	422	163,495
VIS	—	—	—	—	—	—
All Other	3,127	200	252	2,754	1,558	<233,507 >

TOTAL	$53,562	$935	$16,451	$35,489	$23,805	$5,393,333

Operating Results for the Nine Months Ended September 30, 2007
(In Thousands)
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income
PNB	$54,229	$2,164	$21,214	$38,143	$23,709
RTC	12,706	1,470	3,939	8,444	4,452
CNB	19,094	1,065	7,277	12,361	8,555
FKNB	22,642	900	6,054	13,531	9,421
UB	5,656	45	1,832	4,885	1,748
SNB	9,238	115	2,036	5,854	3,705
SEC	22,105	1,465	7,220	15,228	8,618
CIT	3,830	65	1,253	3,118	1,294
VIS	18,078	2,505	2,377	13,301	2,917
All Other	7,146	1,085	494	9,741	1,458

TOTAL	$174,724	$10,879	$53,696	$124,606	$65,877

Operating Results for the Nine Months Ended September 30, 2006
(In Thousands)
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income
PNB	$54,123	$923	$20,734	$34,935	$26,339
RTC	13,899	270	3,427	8,311	5,780
CNB	19,183	110	6,235	12,275	8,638
FKNB	22,787	205	5,836	13,047	10,174
UB	5,796	<160 >	1,665	4,739	1,966
SNB	8,884	95	1,766	5,706	3,414
SEC	22,761	280	6,745	15,166	9,473
CIT	4,082	105	1,229	3,219	1,354
VIS	—	—	—	—	—
All Other	9,288	574	535	7,959	4,360

TOTAL	$160,803	$2,402	$48,172	$105,357	$71,498

The operating results of the Parent Company and Guardian Financial Service Company (GFC) in the “All Other” row are used to reconcile the segment totals to the consolidated condensed statements of income for the periods ended September 30, 2007 and 2006. The reconciling amounts for consolidated total assets for both of the periods ended September 30, 2007 and 2006 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated.
Note 7 — Stock Option Plans
Park did not grant any stock options during the first nine months of 2007 or 2006. Additionally, no stock options became vested during the first nine months of 2007 or 2006.

The following table summarizes stock option activity during the first nine months of 2007.

			Weighted
			Average Exercise
	Stock Options		Price Per Share
Outstanding at December 31, 2006	686,024		$101.89
Granted	—		—
Exercised	<3,561	>	83.02
Forfeited/Expired	<148,263	>	91.19

Outstanding at September 30, 2007	534,200		$104.99

All of the stock options outstanding at September 30, 2007 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2007 was $0.
The intrinsic value of the stock options exercised during the third quarter of 2007 was $0 and $47,000 for the first nine months of 2007 compared to $28,000 for the third quarter of 2006 and $703,000 for the first nine months of 2006. The weighted average contractual remaining term was 1.8 years for the stock options outstanding at September 30, 2007.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At September 30, 2007, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 522,396 common shares were outstanding. The remaining outstanding stock options at September 30, 2007 covering 11,804 common shares were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At September 30, 2007, Park held 918,681 treasury shares that are allocated for the stock option plans (including the Security Plan).
Note 8 – Loans
The composition of the loan portfolio was as follows at the dates shown:

	September 30,	December 31,
(In Thousands)	2007	2006
Commercial, Financial and Agricultural	$599,795	$548,254
Real Estate:
Construction	543,867	234,988
Residential	1,452,543	1,300,294
Commercial	982,587	854,869
Consumer	588,449	532,092
Leases	7,411	10,205

Total Loans	$4,174,652	$3,480,702

Note 9 – Investment Securities
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

(In Thousands)
		Gross	Gross
September 30, 2007		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$200,995	$988	$20	$201,963
Obligation of States and Political Subdivisions	49,031	672	28	49,675
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,273,032	2,274	24,343	1,250,963
Equity Securities	2,293	508	234	2,567

Total	$1,525,351	$4,442	$24,625	$1,505,168

		Gross	Gross
September 30, 2007		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$13,780	$116	$—	$13,896
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	152,852	3	6,154	146,701

Total	$166,632	$119	$6,154	$160,597

(In Thousands)
		Gross	Gross
December 31, 2006		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$90,988	$140	$419	$90,709
Obligation of States and Political Subdivisions	53,947	1,006	3	54,950
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,153,515	932	26,823	1,127,624
Equity Securities	1,236	595	35	1,796

Total	$1,299,686	$2,673	$27,280	$1,275,079

		Gross	Gross
December 31, 2006		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$15,140	$169	$—	$15,309
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	161,345	1	6,869	154,477

Total	$176,485	$170	$6,869	$169,786

For the third quarter ended September 30, 2007, the tax equivalent yield on the total investment portfolio was 5.14% and the average maturity was 4.0 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 75% of the total investment portfolio at the end of the third quarter of 2007. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.1 years with a 100 basis point increase in long-term interest rates and to 5.2 years with a 200 basis point increase in long-term interest rates. Conversely, management estimates that repayments would increase and that the average maturity of the investment portfolio would decrease to 3.6 years and 2.6 years respectively, with a 100 basis point and 200 basis point decrease in long-term rates.
Note 10 – Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	September 30,	December 31,
(In Thousands)	2007	2006
Federal Home Loan Bank Stock	$56,934	$55,523
Federal Reserve Bank Stock	6,411	6,411

Total	$63,345	$61,934

Note 11 – Benefit Plans
Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.
Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Management does not expect to make a pension plan contribution during the fourth quarter of 2007. A pension plan contribution of $9,117,417 was paid during the first quarter of 2006.
The following table shows the components of net periodic benefit expense.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In Thousands)	2007		2006		2007		2006

Service Cost	$810		$795		$2,430		$2,385
Interest Cost	776		722		2,328		2,165
Expected Return on Plan Assets	<1,066	>	<994	>	<3,198	>	<2,982	>
Amortization of Prior Service Cost	8		3		24		10
Recognized Net Actuarial Loss	138		139		414		416

Benefit Expense	$666		$665		$1,998		$1,994

Note 12 – Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48),” which prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The benefit recognized for a tax position that meets the more-likely-than-not criteria is measured based on the largest benefit that is more than 50 percent likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. FIN 48 also provides guidance on disclosures and other issues. Effective January 1, 2007, Park adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. As of January 1, 2007, Park had provided a liability of $789,000 for unrecognized tax benefits related to various federal and state income tax matters. Park recognizes interest and penalties through the income tax provision. The total amount of interest and penalties on the date of adoption was $76,000. In the third quarter ended September 30, 2007, Park claimed a $29 million deduction related to the 1994 write-off of regulatory goodwill by one its affiliate banks by filing an amended 2003 federal income tax return. Park increased its unrecognized tax benefit by approximately $10 million related to this item. Although Park believes it is within its rights by claiming this deduction, it is highly uncertain as to whether this deduction will be allowed. Consequently, Park has not recognized a related income tax benefit. Management does not expect the total amount of unrecognized tax benefits to significantly change in the next quarter. Park is no longer subject to examination by federal taxing authorities for the tax year 2003 and the years prior.
Note 13 – Recent Accounting Pronouncements
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
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in United States generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently in the process of evaluating the impact of adopting this Statement on Park’s Consolidated Condensed Financial Statements.

In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2007, Park and its subsidiary banks owned $119.2 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has completed its initial evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s financial statements. Based on the most recent analysis performed by management, if the post-retirement benefit for senior officers and directors of Park and its subsidiaries remain unchanged, Park believes there will be a charge of approximately $12 million to stockholders’ equity on January 1, 2008.
Note 14 – Consolidation of Ohio Banking Operations
On July 30, 2007, Park announced a plan to review current processes and identify opportunities to improve efficiency by converting to one operating system. One outcome of this initiative will be the combination of the eight banking charters of Park’s Ohio-based subsidiary banks into one national bank charter, The Park National Bank. Functions to be reviewed as part of this project include, but are not limited to: compliance, regulatory reporting, accounting, product development, data processing, and loan and deposit operations. On August 21, 2007, Park signed an agreement with its data processing vendor for the system conversions of the 12 Ohio-based banking subsidiaries and divisions. The contract requires total payments of approximately $700,000; $350,000 of which was prepaid upon the signing of the agreement on August 21, 2007. The entire contract obligation will be expensed ratably, as incurred, over the 15-month period ending December 31, 2008. It is anticipated that using a common operational platform and centralizing certain functions will result in expense reduction due to having fewer operational support positions over the next two years. However, specific reductions in employment have not been determined at this time.
On October 22, 2007, the Compensation Committee of the Board of Directors of Park approved a severance plan known as the Discretionary Employment Transition Policy (“Severance Plan”). Management anticipates that as affected positions are identified in 2008 for elimination, employees will be evaluated to determine if they qualify for the severance package. Park’s Severance Policy provides for the payment of one week of salary for each year of service up to ten years. For each year of service over ten, the Severance Policy will pay out two weeks of salary. The minimum payment for a covered employee will be four weeks of salary. There is no maximum severance payment under this Severance Policy.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risk and uncertainties that could cause actual results to differ materially include without limitation, Park’s ability to execute its business plan; Park’s ability to successfully integrate acquisitions into Park’s operations; Park’s ability to achieve the anticipated cost savings and revenue synergies from acquisitions; general economic and financial market conditions, either national or in the state in which Park and its subsidiaries do business, are less favorable than expected; Park’s ability to execute its plan to convert to one operating system; changes in interest rates; competitive pressures among financial institutions increase significantly; changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; the effect of critical accounting policies and judgments; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2006 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.
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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and impairment assessment of goodwill. At September 30, 2007, Park had core deposit intangibles of $18.3 million subject to amortization and $181.4 million of goodwill, which was not subject to periodic amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost effective banking services in a competitive marketplace. The goodwill value of $181.4 million is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base or the inability to deliver cost-effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment. This evaluation, which is performed annually, was performed during the first quarter of 2007 and no impairment charge was deemed necessary.
Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
Impact of the Vision Acquisition on Park’s Consolidated Financial Statements in 2007
Park acquired Vision on March 9, 2007. (See Note 2 of the Notes to Consolidated Financial Statements for information concerning this acquisition.) The following table displays (for selected balance sheet items at September 30, 2007) the consolidated condensed balance sheet item, the total for the balance sheet item for Vision Bank and the total for the balance sheet item without Vision Bank.

Selected Balance Sheet Items
	September 30, 2007			December 31, 2006
	Consolidated		Park Without
(In Thousands)	Park	Vision Bank	Vision Bank	Park
Cash and Due from Banks	$154,472	$15,051	$139,421	$177,990

Total Investment Securities	$1,735,145	$114,260	$1,620,885	$1,513,498

Loans	$4,174,652	$616,576	$3,558,076	$3,480,702
Allowance for Loan Losses	$79,846	$9,627	$70,219	$70,500

Net Loans	$4,094,806	$606,949	$3,487,857	$3,410,202

Bank Premises and Equipment	$66,527	$18,696	$47,831	$47,554

Goodwill and Other Intangible Assets	$199,679	$120,504	$79,175	$78,003

Noninterest Bearing Deposits	$692,749	$71,955	$620,794	$664,962
Interest Bearing Deposits	$3,842,423	$576,999	$3,265,424	$3,160,572

Total Deposits	$4,535,172	$648,954	$3,886,218	$3,825,534

Total Borrowed Money	$1,276,321	$47,606	$1,228,715	$979,913

Total Assets	$6,511,136	$890,566	$5,620,570	$5,470,876

The following table compares the income statement for the third quarter of 2007 with the income statement for the third quarter of 2006. The 2007 income statement has been adjusted to separately display the impact of Vision Bank which was acquired on March 9, 2007.

Summary Income Statement
(In Thousands)
				Quarter Ended
	Quarter Ended September 30, 2007			September 30, 2006
	Consolidated		Park Without
	Park	Vision Bank	Vision Bank	Park
Total Interest and Dividends Income	$103,766	$14,831	$88,935	$85,290

Total Interest Expense	$44,350	$7,087	$37,263	$31,728

Net Interest Income	$59,416	$7,744	$51,672	$53,562

Provision for Loan Losses	$5,793	$2,420	$3,373	$935

Income from Fiduciary Activities	$3,614	$1	$3,613	$3,319
Service Charges on Deposit Accounts	$6,544	$482	$6,062	$5,317
Other Service Income	$3,231	$587	$2,644	$2,685
Other	$5,671	$51	$5,620	$5,033

Total Other Income	$19,060	$1,121	$17,939	$16,354

Gain on Sale of Securities	$—	$—	$—	$97

Salaries and Employee Benefits	$24,386	$3,239	$21,147	$20,268
Occupancy Expense	$2,678	$488	$2,190	$2,275
Furniture and Equipment Expense	$1,587	$343	$1,244	$1,273
Other Expense	$14,166	$2,119	$12,047	$11,673

Total Other Expense	$42,817	$6,189	$36,628	$35,489

Income Before Income Taxes	$29,866	$256	$29,610	$33,589

Income Taxes	$8,562	$80	$8,482	$9,784

Net Income	$21,304	$176	$21,128	$23,805

The following table compares the income statement for the first nine months of 2007 with the income statement for the first nine months of 2006. The 2007 income statement has been adjusted to separately display the impact of Vision Bank from March 9, 2007 through September 30, 2007.

Summary Income Statement
(In Thousands)
	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
			Park Without
	Park	Vision Bank	Vision Bank	Park
Total Interest and Dividends Income	$297,427	$33,342	$264,085	$249,184

Total Interest Expense	$122,703	$15,264	$107,439	$88,381

Net Interest Income	$174,724	$18,078	$156,646	$160,803

Provision for Loan Losses	$10,879	$2,505	$8,374	$2,402

Income from Fiduciary Activities	$10,689	$1	$10,688	$10,027
Service Charges on Deposit Accounts	$17,338	$1,057	$16,281	$14,764
Other Service Income	$8,665	$928	$7,737	$8,212
Other	$17,004	$391	$16,613	$15,072

Total Other Income	$53,696	$2,377	$51,319	$48,075

Gain on Sale of Securities	$—	$—	$—	$97

Salaries and Employee Benefits	$71,014	$6,981	$64,033	$59,834
Occupancy Expense	$7,991	$1,093	$6,898	$6,719
Furniture and Equipment Expense	$4,503	$723	$3,780	$3,964
Other Expense	$41,098	$4,504	$36,594	$34,840

Total Other Expense	$124,606	$13,301	$111,305	$105,357

Income Before Income Taxes	$92,935	$4,649	$88,286	$101,216

Income Taxes	$27,058	$1,732	$25,326	$29,718

Net Income	$65,877	$2,917	$62,960	$71,498

Summary Discussion of Results
Net income decreased by $2.5 million or 10.5% to $21.3 million for the three months ended September 30, 2007 from $23.8 million for the same period in 2006. For the nine months ended September 30, 2007, net income decreased by $5.6 million or 7.9% to $65.9 million from $71.5 million for the same period in 2006. The annualized net income to average asset ratio (ROA) was 1.35% and 1.46% for the three and nine month periods ended September 30, 2007 compared to 1.77% and 1.78% for the same periods in 2006. The annualized net income to average equity ratio (ROE) was 13.69% and 14.33% for the three and nine month periods ended September 30, 2007 compared to 17.66% and 17.73% for the three and nine month periods ended September 30, 2006. The reduction in net income for both periods was largely due to the increase in the loan loss provision, which increased $4.9 million and $8.5 million for each of the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006.

The annualized net income to average tangible realized equity ratio (ROTRE) was 18.89% and 18.74% for the three and nine month periods ended September 30, 2007 and 19.06% and 19.35% for the same periods in 2006.
Diluted earnings per share decreased by 12.3% to $1.50 for the three month period ended September 30, 2007 compared to $1.71 per share for the same period in 2006. Diluted earnings per share for the nine months ended September 30, 2007 was $4.61, a decrease of 9.8% from $5.11 for the same nine month period in 2006.
Park’s management uses certain non-GAAP (generally accepted accounting principles) financial measures to evaluate Park’s performance. Specifically, management reviews ROTRE and has included in this Quarterly Report on Form 10-Q information relating to ROTRE for the three-month and nine-month periods ended September 30, 2007 and 2006. For purposes of calculating the non-GAAP financial measure of ROTRE, net income for each period is divided by average tangible realized equity during the period. Average tangible realized equity equals average stockholders’ equity during the applicable period less (i) average goodwill and other intangible assets during the period and (ii) average accumulated other comprehensive income (loss), net of taxes, during the period. Management believes that ROTRE presents a meaningful view of Park’s operating performance and ensures comparability of operating performance from period to period while eliminating certain non-operational effects of acquisitions and unrealized gains and losses arising from mark-to-market accounting for the fair market value of investment securities.
Reconciliation of average stockholders’ equity to average tangible realized equity:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	2007	2006	2007	2006
Average Stockholders’ Equity	$617,483	$534,805	$614,612	$539,102
Less: Avg. Goodwill and Other Intangible Assets	197,776	67,676	168,734	68,309
Plus: Avg. Accumulated Other Comprehensive Loss, Net of Taxes	27,616	28,471	24,167	23,203

Average Tangible Realized Equity	$447,323	$495,600	$470,045	$493,996

The following table summarizes the change in net income for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006.

	September 30, 2007 compared to
	September 30, 2006
	Three Months			Nine Months
Increase in Net Interest Income		$5,854			$13,921
Increase in Provision for Loan Losses		<4,858	>		<8,477	>
Increase in Other Income		2,706			5,621
Decrease in Gain on Sale of Securities		<97	>		<97	>
Increase in Other Expense		<7,328	>		<19,249	>
Decrease in Income Before Taxes		<3,723	>		<8,281	>
Decrease in Income Taxes		1,222			2,660
Decrease in Net Income	$	<2,501	>	$	<5,621	>
The acquisition of Vision on March 9, 2007 contributed to the increases in net interest income, provision for loan losses, other income, and other expenses for the three and nine month periods ended September 30, 2007. At the same time, net interest income was reduced as a result of the cash payment to Vision shareholders and the assumption of debt from the Vision acquisition.
Net Interest Income Comparison for the Third Quarter of 2007 and 2006
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 75.7% of total revenues for the three month period ending September 30, 2007 and 76.5% of total revenues for 2007 year to date. Net interest income increased by 10.9% to $59.4 million for the three months ended September 30, 2007 from $53.6 million for the same period in 2006. Vision Bank contributed $7.7 million of net interest income during the third quarter, which represents a reduction in Vision’s contribution from the second quarter by $0.6 million. This reduction in Vision’s net interest income, while loan balances increased, was due to the increase in non-accrual loans and the resulting write-off of $403,000 of accrued interest income during the third quarter. Vision’s contribution was also reduced by $1.4 million due to the interest expense pertaining to cash paid and debt assumed at the time of the acquisition. Without Vision, net interest income would have decreased by $440,000, or 0.8%.

     The following table compares the average balance sheet and tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the third quarter of 2007 with the same quarter in 2006.

Three Months Ended September 30,
(In Thousands)	2007			2006
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%
Loans	$4,115,617	8.11%	$3,367,532	7.77%
Taxable Investments	1,499,233	4.98%	1,501,592	4.87%
Tax Exempt Investments	63,689	6.68%	75,184	6.72%
Money Market Instruments	16,800	5.23%	7,621	5.74%

Interest Earning Assets	$5,695,339	7.26%	$4,951,929	6.87%

Interest Bearing Deposits	$3,837,602	3.39%	$3,200,769	2.77%
Short-Term Borrowings	545,844	4.71%	384,183	4.42%
Long-Term Debt	474,025	4.29%	473,948	4.30%

Interest Bearing Liabilities	$4,857,471	3.62%	$4,058,900	3.10%
Excess Interest Earning Assets	$837,868		$893,029
Net Interest Spread		3.64%		3.77%
Net Interest Margin		4.17%		4.33%
Average interest earning assets for the third quarter ended September 30, 2007 increased by $743 million or 15.0% to $5,695 million compared to $4,952 million for the same period in 2006. The increase was due to the $748 million increase in average loans outstanding during the period.
Average loans increased by $748 million or 22.2% to $4,116 million for the quarter ended September 30, 2007 from $3,368 million for the same period in 2006. Vision Bank had average loans for the quarter of $611 million, which was up slightly from $596 million at the time of the acquisition. Excluding the impact of acquisitions during 2007, loans have increased $39 million or 1.5% annualized. Management anticipates loans to increase approximately $20 million for the fourth quarter of 2007.

Amount
September 30, 2006	3,390,477
Acquisition of Anderson Bank	52,853
Growth in Loans	37,372
December 31, 2006	3,480,702
Acquisition of Vision Banks	595,565
Growth in Loans	12,416
March 31, 2007	4,088,683
Growth in Loans	36,804
June 30, 2007	4,125,487
Acquisition of Branch	38,120
Growth in Loans	11,045
September 30, 2007	4,174,652

The average yield on the loan portfolio was 8.11% for the quarter ended September 30, 2007 compared to 7.77% for the same period in 2006. Even with the write-off of non-accrual loan interest income of $403,000, Vision loans yielded 8.87% during the quarter. Excluding Vision Bank, loans would have yielded 7.97% for the three months ended September 30, 2007. Management expects that the average yield on the loan portfolio will decrease slightly during the fourth quarter of 2007, as a result of the decrease in the prime rate of 50 basis points to 7.75% on September 18, 2007.
Average investment securities, including money market instruments, were $1,580 million for the third quarter of 2007 compared to $1,584 million for the third quarter of 2006. The following table compares the average investment securities, including money market instruments, for the past five quarters. The table also includes the average federal funds rate and average five year U.S. Treasury rate for the past five quarters.

	September	June	March	December	September
(Dollars in Thousands)	2007	2007	2007	2006	2006
Average Investment Securities	$1,579,722	$1,559,980	$1,584,679	$1,559,663	$1,584,397
Average Federal Funds Rate	5.07%	5.25%	5.25%	5.25%	5.25%
Average Five Year Treasury Rate	4.50%	4.76%	4.65%	4.60%	4.84%
We experienced significant changes in interest rates during the quarter ended September 30, 2007. Rates changed as follows:

		United States Treasury Rates
	Federal Funds	Six Months	Two Year	Five Year	Ten Year
June 29, 2007	5.25%	4.94%	4.86%	4.92%	5.02%
September 28, 2007	4.75%	4.08%	3.98%	4.24%	4.59%
Change	<.50%>	<.86%>	<.88%>	<.68%>	<.43%>
Park took advantage of the change in market conditions in August 2007 (as shown in the above table) and purchased $356 million in investment securities during that month. Typically, the investments purchased by Park yield 50 to 75 basis points more than a five year U.S. Treasury security. However, in August, the spreads between mortgage-backed securities and U.S. Treasuries with the same maturity grew to 140 basis points. The investments purchased in August have a weighted average yield of 5.71%.
The average yield on taxable investment securities was 4.98% for the third quarter of 2007 compared to 4.87% for the same period in 2006. The tax equivalent yield on tax exempt investment securities was 6.68% for the third quarter of 2007 compared to 6.72% for the same period in 2006. No tax exempt investment securities were purchased during the past year.
Average interest bearing liabilities have increased by $798 million or 19.7% to $4,857 million for the three months ended September 30, 2007 from $4,059 million for the same period in 2006. The average cost of interest bearing liabilities has increased to 3.62% for the third quarter 2007 from 3.10% for the same period in 2006.

For the three months ended September 30, 2007, average interest bearing deposits increased by $637 million or 19.9% to $3,838 million from $3,201 million for the same period in 2006. The average cost of interest bearing deposits was 3.39% for the third quarter 2007 compared to 2.77% for the same quarter in 2006. Vision Bank had average interest bearing deposits for the third quarter of $566 million, with an average cost of 4.81%. Excluding the impact of Vision Bank, the increase in cost of interest bearing deposits for the third quarter 2007 compared to the same period in 2006 would have been 37 basis points, which came from a blend of both interest paying demand accounts and certificates of deposits.
Average total borrowings increased by $162 million or 18.8% to $1,020 million for the third quarter of 2007 compared to $858 million for the same period in 2006. The average cost of these borrowings for the three months ended September 30, 2007 was 4.51% compared to 4.35% for the same period in 2006. In September 2007, Park entered into new borrowing arrangements for $150 million with a weighted average rate of 4.01%, repricing terms that vary from six to twelve months, and final maturities of 10 years. In addition, at the end of September 2007, Park entered into a $100 million short-term advance with the Federal Home Loan Bank, with a rate of 4.75% and a four month maturity.
The net interest spread (the difference between the yield on interest earnings assets and the cost of interest bearing liabilities) decreased to 3.64% for the three months ended September 30, 2007 from 3.77% for the same period in 2006. The tax equivalent net interest margin (defined as net interest income divided by average interest earning assets) decreased by 16 basis points to 4.17% for the three months ended September 30, 2007 from 4.33% for the same quarter in 2006. The net interest margin was 4.32% for the second quarter of 2007. The increase in the cost of interest bearing deposits to 3.39% for the third quarter of 2007 from 2.77% for the same period in 2006 was the most influential factor contributing to the reduction in net interest margin.
Net Interest Income Comparison for the First Nine Months of 2007 and 2006
Net interest income for the nine month period ending September 30, 2007 increased by $13.9 million or 8.7% to $174.7 million compared to $160.8 million for the same period in 2006.

The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the first nine months of 2007 with the same period in 2006.

Nine Months Ended September 30,
(In Thousands)	2007		2006
		Tax		Tax
	Average	Equivalent	Average	Equivalent
	Balance	%	Balance	%
Loans	$3,948,942	8.09%	$3,339,023	7.58%
Taxable Investments	1,488,163	5.00%	1,552,156	4.91%
Tax Exempt Investments	66,405	6.69%	79,181	6.91%
Money Market Instruments	20,207	5.30%	8,143	5.47%

Interest Earning Assets	$5,523,717	7.23%	$4,978,503	6.74%

Interest Bearing Deposits	$3,678,205	3.28%	$3,162,824	2.51%
Short-Term Borrowings	426,768	4.59%	375,014	4.10%
Long-Term Debt	559,656	4.27%	555,163	4.24%

Interest Bearing Liabilities	$4,664,629	3.52%	$4,093,001	2.89%
Excess Interest Earning Assets	$859,088		$885,502
Net Interest Spread		3.72%		3.85%
Net Interest Margin		4.26%		4.36%
Average interest earning assets increased by $545 million or 11.0% to $5,524 million for the three quarters ended September 30, 2007 compared to $4,979 million for the same period in 2006. The acquisition of Vision Bank made up $521 million of this increase.
Average loans for the nine months ended September 30, 2007 increased by $610 million or 18.3% to $3,949 million compared to $3,339 for the same period in 2006. The tax equivalent yield on loans for the three quarters ended September 30, 2007 was 8.09% compared to 7.58% for the same period in 2006. This 51 basis point increase in loan yield was due in large part to the Vision acquisition. The Vision loans have yielded 9.13% during the period from March 9, 2007 to September 30, 2007.
Average investment securities, including money market investments, decreased by $64 million or 3.9% to $1,575 million for the nine month period ended September 30, 2007 compared to $1,639 million for the same period in 2006. The average yield on the investment portfolio for the first nine months of 2007 was 5.07% compared to 5.01% for the same period in 2006. The yield on the investment portfolio is projected by management to remain fairly constant for the last quarter of 2007.
Average interest bearing liabilities have increased by $572 million or 14.0% to $4,665 million for the nine months ended September 30, 2007 compared to $4,093 million for the three quarters ended September 30, 2006. The average cost of interest bearing liabilities has increased by 63 basis points to 3.52% for the year to date period ended September 30, 2007 compared to 2.89% for the same period in 2006. The average cost of interest bearing liabilities for Vision was 4.79% for the period from March 9, 2007 through September 30, 2007.

Average interest bearing deposits have increased to $3,678 million for the nine month period ended September 30, 2007 from $3,163 million for the same period in 2006, which is an increase of $515 million or 16.3%. The average cost of interest bearing deposits has increased by 77 basis points to 3.28% for the nine months ended September 30, 2007 compared to 2.51% for the same period in 2006. The average cost of the Vision Bank interest bearing deposits for the period from March 9, 2007 through September 30, 2007 was 4.78%, which is 150 basis points higher than the Park average.
Average total borrowings, year to date 2007, were $986 million compared to $930 million for the same period last year. The average cost of total borrowed money was 4.41% for the first nine months of 2007 compared to 4.18% for the same period in 2006. Management expects the average cost of borrowings to decrease during the remaining three months of 2007.
The net interest spread has decreased 13 basis points to 3.72% for the three quarters ended September 30, 2007 compared to 3.85% for the nine months ended September 30, 2006. The net interest margin decreased by 10 basis points to 4.26% for the nine month period ended September 30, 2007 compared to 4.36% for the same period in 2006.
Each month, management projects Park’s financial statements for the remainder of the 2007 fiscal year.
Management currently anticipates the following in its current forecast:
•	The federal funds rate decreases 50 basis points by December 31, 2007.

•	The yield curve continues to be flat to inverted with Treasury bill rates lower than the over-night federal funds rate.

•	Total loans outstanding will increase at an annual growth rate of between 2% to 3% for the last quarter of 2007.

•	Investment securities are expected to increase slightly.

•	Total deposits will remain flat for the last quarter of 2007.

•	The net interest margin is expected to decrease slightly for the last quarter of the year.
Provision for Loan Losses
The provision for loan losses increased by $4.9 million or 520% to $5.8 million for the three months ended September 30, 2007 compared to $935,000 for the same period in 2006. Net loan charge-offs were $5.9 million for the third quarter of 2007 compared to $935,000 for the same period in 2006. Net loan charge-offs were 0.56% and 0.11% as a percentage of average loans on an annualized basis for the third quarter 2007 and 2006, respectively. Net loans charge-offs for Vision Bank were $2.3 million for the third quarter.
The year to date provision for loan losses was $10.9 million, an increase of $8.5 million or 353% from $2.4 million for the same period in 2006. Similarly, net loan charge-offs increased by $8.5 million to $10.9 million for the nine month period ended September 30, 2007 compared to $2.4 million for the same period in 2006. Net loan charge-offs as an annualized percentage of average loans were 0.37% and 0.10% for the year to date periods ending September 30, 2007 and 2006, respectively.

The reserve for loan losses as a percentage of outstanding loans at September 30, 2007 was 1.91% compared to 1.94% at June 30, 2007, 2.03% at December 31, 2006 and 2.06% at September 30, 2006. For the past several quarters, the provision for loan losses has closely followed net charge-offs. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $66.2 million or 1.58% of loans at September 30, 2007, $42.4 million or 1.03% at June 30, 2007, $40.6 million or 0.99% of loans at March 31, 2007, $32.9 million or 0.95% at December 31, 2006, and $29.0 million or 0.85% of loans at September 30, 2006. Nonaccrual loans have increased by $42.0 million during the first nine months of 2007, $22.7 million of the increase coming in the third quarter. Vision Bank added $18.2 million of commercial loans to their nonaccrual loans during the third quarter, bringing its total nonaccrual commercial loans to $24.5 million.
Park’s annualized net loan charge-off ratio for the past five years has been 0.12% for 2006, 0.18% for 2005, 0.28% for 2004, 0.43% for 2003, and 0.48% for 2002 for a five year average of 0.30%. Management expects that the annualized net loan charge-off ratio, similar to the third quarter 2007, will remain at a level greater than the five year average for the foreseeable future. It is unknown to what degree our markets could continue to see declines in credit conditions. However, we do not expect significant improvements until some time in 2008 or after.
The following table compares nonperforming assets at September 30, 2007, June 30, 2007 and December 31, 2006.

	September 30,	June 30,	December 31,
Nonperforming Assets	2007	2007	2006
	(Dollars in Thousands)
Nonaccrual Loans	$58,031	$35,333	$16,004
Renegotiated Loans	3,413	3,421	9,113
Loans Past Due 90 Days or More	4,734	3,645	7,832
Total Nonperforming Loans	66,178	42,399	32,949

Other Real Estate Owned	8,065	7,181	3,351
Total Nonperforming Assets	$74,243	$49,580	$36,300

Percentage of Nonperforming Loans to Loans, Net of Unearned Income	1.58%	1.03%	.95%
Percentage of Nonperforming Assets to Loans, Net of Unearned Income	1.78%	1.20%	1.04%
Percentage of Nonperforming Assets to Total Assets	1.14%	.79%	.66%

Total Other Income
Total other income for the third quarter of 2007 was $19.1 million, an increase of $2.7 million or 16.5% from the $16.4 million of income recognized for the same period in 2006. In addition, total other income increased $5.6 million or 11.7% to $53.7 million for the nine months ended September 30, 2007 compared to $48.1 million for the same period in 2006. Total other income for Vision Bank was $1.1 million and $2.4 million for the three and nine month periods ended September 30, 2007, respectively.
The following table is a summary of the changes in the components of total other income.

(In Thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Fees from Fiduciary Activities	$3,614	$3,319	$295	$10,689	$10,027	$662
Service Charges on Deposit Accounts	6,544	5,317	1,227	17,338	14,764	2,574
Nonyield Loan Fees	3,231	2,685	546	8,665	8,212	453
Check Card and ATM Fee Income	2,652	2,207	445	7,584	6,381	1,203
CSV Life Insurance	1,163	981	182	3,141	2,979	162
Other Income	1,856	1,845	11	6,279	5,712	567

Total	$19,060	$16,354	$2,706	$53,696	$48,075	$5,621

The increase in total other income for the three and nine month periods ended September 30, 2007 was primarily due to service charges on deposit accounts, nonyield loan fees, and check card and ATM fee income.
Service charges on deposits increased $1.2 million to $6.5 million for the quarter ended September 30, 2007 and increased $2.6 million to $17.3 million for the nine months ended September 30, 2007. Service charges from Vision Bank were $482,000 and $1.1 million for the three and nine month periods ended September 30, 2007, respectively. The remainder of the increase for both the three and nine month periods compared to 2006 was due to the increase in non-sufficient funds (NSF) charges and overdraft charges.
Check card and ATM fee income has increased $445,000 to $2.7 million for the three months ended and increased $1.2 million to $7.6 million for the nine months ended September 30, 2007. Vision Bank contributed $114,000 and $252,000 for the three and nine month periods ended September 30, 2007, respectively.
Nonyield loan fees increased by $546,000 to $3.2 million for the quarter ended September 30, 2007 and increased $453,000 to $8.7 million for the three quarters ended September 30, 2007. Primarily through the sale of its mortgage loans into the secondary market, Vision Bank contributed $587,000 and $928,000 for the three and nine month periods ended September 30, 2007, respectively.
Management has projected that other income will decrease slightly for the fourth quarter of 2007 from the third quarter ended September 30, 2007.
Gain (Loss) on Sale of Securities
There were no sales of securities during the first nine months of 2007. However, during the third quarter of 2006, Park sold securities and recognized a gain of $97,000.

Total Other Expense
Total other expense increased by $7.3 million to $42.8 million for the three months ended September 30, 2007 and increased by $19.2 million to $124.6 million for the three quarters ended September 30, 2007. Vision contributed $6.2 million and $13.3 million to other expense for each of the three and nine month periods ended September 30, 2007, respectively. Without Vision Bank, other expenses would have increased by $1.1 million and $5.9 million for the three months and nine months ended September 30, 2007, respectively.
Excluding the impact of the Vision Bank acquisition, which took place on March 9, 2007, salaries and employee benefits would have increased by $879,000 or 4.3% for the third quarter and increased $4.2 million or 7.0% for the nine month period ending September 30, 2007. Salaries (excluding the impact of Vision Bank) increased only $39,000 for the third quarter of 2007 and $2.0 million or 4.3% for the nine months ended September 30, 2007 compared to the same periods in 2006. Benefits expense (excluding Vision) increased $840,000 and $2.2 million for the three and nine month periods ended September 30, 2007, respectively. Full-time equivalent (“FTE”) employees were 2,071 at September 30, 2007 compared to 1,882 at September 30, 2006. Excluding Vision Bank, which had 196 FTE at September 30, 2007, FTE for Park would have been 1,875, which is a decrease of 7 FTE or 0.3% over the last 12 months. For the fourth quarter of 2007, management expects salaries and benefits expense to be approximately $24 million.
The occupancy and furniture and equipment categories both remained fairly constant, when excluding the impact of Vision Bank, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The other category (excluding Vision), within other expense, increased by $374,000 and $1.8 million for the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. Most of the increases for both the third quarter and nine months ended September 30, 2007, as compared to the same periods in 2006, were due to data processing, legal expenses, and supplies.
Management anticipates that total other expense will remain fairly constant for the fourth quarter compared to the third quarter of 2007.
Income Tax
Income tax expense decreased $1.2 million to $8.6 million and decreased $2.7 million to $27.1 million for the three month and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. The effective income tax rate (income tax expense divided by income before taxes) was 28.7% and 29.1%, respectively, for the three and nine month periods ended September 30, 2007 compared to 29.1% and 29.4% for the same periods in 2006. The difference between the effective tax rates and the statutory tax rates continues to be primarily due to tax exempt interest income from state and local tax exempt entities and low income housing tax credits.
Vision Bank is subject to state income tax in the states of Alabama and Florida. State income tax expense was $5,700 and $203,000 for the three and nine month periods ended September 30, 2007, respectively.

Park and its subsidiary banks headquartered in Ohio do not pay state income taxes to the state of Ohio, but pay a franchise tax based on their year-end equity. State tax expense for Park and its subsidiary banks headquartered in Ohio was $697,000 and $2.1 million for the three and nine month periods ended September 30, 2007, respectively, compared to $539,000 and $1.9 million, respectively, for the same periods in 2006. Franchise tax expense is included within the other expense category within Total Other Expense.
Comparison of Financial Condition
At September 30, 2007 and December 31, 2006
Changes in Financial Condition and Liquidity
Total assets were $6,511 million at September 30, 2007, an increase of $1,040 million or 19% from $5,471 million at December 31, 2006. Vision Bank had total assets (including $121 million of goodwill and other intangibles from Park’s purchase of Vision) of $891 million at September 30, 2007. Assets also increased $42 million during the third quarter as a result of a the purchase of the Millersburg branch by First-Knox.
Total investment securities increased $222 million or 14.6% to $1,735 million at September 30, 2007 from $1,513 million at December 31, 2006. Vision Bank had $114 million of investment securities at September 30, 2007. As mentioned earlier in this Form 10-Q, Park purchased $356 million of investment securities during the third quarter of 2007.
Total loans outstanding increased by $694 million or 19.9% to $4,175 million at September 30, 2007 from $3,481 million at December 31, 2006. Vision’s loans have increased by $21 million to $617 million at September 30, 2007, from $596 million at March 9, 2007, the date of acquisition. In addition, Park purchased $38 million in loans as part of the Millersburg branch purchase from Ohio Legacy in September 2007. Excluding the impact of these two acquisitions, loans would have been $3,520 million at September 30, 2007, which would have represented a 1.5% annualized increase.
Total liabilities have increased by $983 million or 20% to $5,883 million at September 30, 2007 from $4,900 million at December 31, 2006. Vision Bank accounts for $703 million of this increase. The remaining $280 million is made up mainly of increases in total borrowed money and increases in total deposits.
Total deposits have increased by $709 million or 18.6% to $4,535 million at September 30, 2007 from $3,826 million at December 31, 2006. Vision Bank has $649 million in total deposits at September 30, 2007.
Total borrowed money was $1,276 million at September 30, 2007 compared to $980 million at December 31, 2006. This increase of $296 million or 30% is made up of $48 million from the Vision acquisition and approximately $250 million of new borrowings during the third quarter, discussed earlier in this form 10-Q.

Total stockholders’ equity has increased by $58 million or 10.1% to $628 million at September 30, 2007 from $570 million at December 31, 2006. Common stock increased by $83.3 million during the first nine months of 2007 due to the issuance of 792,937 shares for the acquisition of Vision Bank on March 9, 2007. Retained earnings increased by $26.3 million during the nine month period ended September 30, 2007, due to the year to date earnings of $65.9 million, which was offset by cash dividends declared on common stock for the year of $39.6 million. Treasury stock has increased by $54.5 million or 38.0% to $197.9 million at September 30, 2007 compared to $143.4 million at December 31, 2006. This increase was due to the repurchase of an aggregate of 620,531 shares of common stock for $54.8 million offset by $296,000 for treasury stock reissued for stock options. Accumulated other comprehensive loss decreased by $2.9 million during the first nine months of 2007 to $19.9 million at September 30, 2007. Long-term interest rates, consistent in duration with the maturity of Park’s investment portfolio, have decreased steadily during the first nine months of 2007.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.12% at September 30, 2007 compared to 63.62% at December 31, 2006 and 62.86% at September 30, 2006. Cash and cash equivalents totaled $166.5 million at September 30, 2007 compared to $186.3 million at December 31, 2006 and $155.8 million at September 30, 2006. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at September 30, 2007 was $628 million or 9.7% of total assets compared to $570 million or 10.4% of total assets at December 31, 2006 and $558 million or 10.3% of total assets at September 30, 2006.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 7.64% at September 30, 2007 and 9.96% at December 31, 2006. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 10.46% at September 30, 2007 and 14.72% at December 31, 2006. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 11.71% at September 30, 2007 and 15.98% at December 31, 2006.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2007. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2007.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.92%	8.13%	10.69%
Richland Trust Company	5.61%	10.94%	12.19%
Century National Bank	7.05%	10.92%	12.31%
First-Knox National Bank	5.66%	7.91%	10.28%
Second National Bank	5.62%	8.27%	10.45%
United Bank, N.A.	6.87%	12.95%	14.20%
Security National Bank	6.53%	10.16%	11.61%
Citizens National Bank	8.77%	17.82%	19.07%
Vision Bank	9.07%	10.45%	11.71%
Park National Corporation	7.64%	10.46%	11.71%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 36 of Park’s 2006 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2006.
As described in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-Q, Park completed its acquisition of Vision on March 9, 2007. An estimated purchase obligation of $90.4 million was included in Table 12 on page 36 of Park’s 2006 Annual Report to Shareholders for this transaction. This obligation was paid to the shareholders of Vision as part of the closing of the acquisition. Park assumed the obligations of Vision as part of the transaction. See page 21 of this Form 10-Q for disclosure of the deposit liabilities and borrowings of Vision Bank at September 30, 2007.
Financial Instruments with Off-Balance Sheet Risk
All of the subsidiary banks of Park are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their respective customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	September 30, 2007	December 31, 2006
Loan Commitments	$1,008,745	$824,412
Unused Credit Card lines	$138,170	$140,100
Standby Letters of Credit	$29,460	$19,687
The large increase in loan commitments is primarily due to the acquisition of Vision. Vision Bank is included in the September 30, 2007 amounts. The loan commitments are generally for variable rates of interest.
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
On page 35 (Table 11) of Park’s 2006 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a negative (liabilities exceeding assets) $396 million or 7.92% of interest earning assets at December 31, 2006. At July 31, 2007, Park’s twelve month cumulative rate sensitivity gap decreased to a negative (liabilities exceeding assets) $28 million or 0.50% of interest earning assets. The most significant factor contributing to this change in sensitivity gap was the change in twelve month repricing assumptions on core deposits. Specifically savings account deposits where the repricing assumption changed from 50% of the balances to 10% of the balances within twelve months. Had these assumptions not changed, the cumulative rate sensitivity gap would have been a negative $245 million or 4.32% of earning assets. In addition, contributing to the reduction in the negative twelve month cumulative rate sensitivity gap of $368 million, was the acquisition of Vision, as Vision had a positive (assets exceeding liabilities) twelve month cumulative rate sensitivity gap position.
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
On page 36 of Park’s 2006 Annual Report to Shareholders, management reported that at December 31, 2006, the earnings simulation model projected that net income would increase by 0.1% using a rising interest rate scenario and decrease by 0.7% using a declining interest rate scenario over the next year. At July 31, 2007, the earnings simulation model projected that net income would increase by 0.3% using a rising interest rate scenario and decrease by 1.3% using a declining interest rate scenario. The primary reason for the change in the simulation results from year-end 2006 to July 31, 2007 is due to the acquisition of Vision. At September 30, 2007, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.
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
On July 30, 2007, we announced our intention to consolidate the banking operations of our eight subsidiary banks located in Ohio under one charter — that of The Park National Bank, which will remain a national bank.  In addition, we will create a single operating system for our 12 Ohio-based community banking subsidiaries and divisions, which will operate as divisions of The Park National Bank.  Each community bank division will retain its local leadership, local decision-making and unique local identity.  We anticipate that a single charter and common operating system will ease complex reporting procedures, reduce time and money spent on duplicated efforts, enhance risk management and strengthen each bank’s ability to provide more rapid responses and high-quality services.  As we proceed with the combination of charters and conversions to one operation system, we will face risks and uncertainties which must be addressed. These risks and uncertainties include, but may not be limited to: (1) the timing of receipt of the necessary regulatory approvals for the consolidation, which may be different than we anticipate; (2) difficulties we may encounter in the consolidation of the charters of our eight Ohio-based subsidiary banks with respect to product offerings, customer service, customer retention, reporting and enterprise risk management systems and realizing the anticipated operating efficiencies; and (3)  the loss of key employees as we proceed with the consolidation.

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
As disclosed earlier within this Form 10-Q, we have experienced deteriorating credit conditions in the Ohio, Alabama, and Florida markets in which we operate. Net loan charge-offs were 0.56% and 0.11% as a percentage of average loans on an annualized basis for the third quarter 2007 and 2006, respectively. Net loans charge-offs for Vision Bank were $2.3 million for the third quarter of 2007. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $66.2 million or 1.58% of loans at September 30, 2007 and $29.0 million or 0.85% of loans at September 30, 2006. Nonaccrual loans have increased by $42.0 million during the first nine months of 2007, $22.7 million of the increase came in the third quarter. Vision Bank added $18.2 million of commercial loans to its nonaccrual loans during the third quarter, bringing its total nonaccrual commercial loans to $24.5 million. It is uncertain when the negative credit trends in our markets will reverse and therefore, Park’s future earnings are susceptible to further declining credit conditions in the markets in which we operate.

We have no prior operating experience in the Alabama and Florida markets in which Vision Bank operates.
As of the date of this Quarterly Report on Form 10-Q, we and our subsidiaries operated 154 offices across 29 Ohio counties, one office in Kentucky, eight offices in one Alabama county and ten offices across four Florida counties. Park’s merger with Vision, which was effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, resulted in the expansion of our banking operations into the Alabama and Florida markets served by the two Vision Banks – one headquartered in Gulf Shores, Alabama (“Vision Alabama”) and the other in Panama City, Florida (“Vision Florida”). Effective July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of Vision Alabama with and into Vision Florida, under the charter of Vision Florida. The resulting financial institution is a Florida state-chartered bank operating under the name “Vision Bank” or “Vision”. We have no prior operating experience in these markets and, therefore, have relied and will continue to rely to a large extent on the existing Boards of Directors and management of Vision Bank with respect to their operations. We, together with Vision Bank, have entered into employment agreements with the following executive officers of Vision Bank: J. Daniel Sizemore, Chairman of the Board and Chief Executive Officer of Vision; William E. Blackmon, Executive Vice President and Regional President of Vision Bank; Andrew W. Braswell, Executive Vice President and Senior Lending Officer of Vision; Joey W. Ginn, President of Vision Bank; and Robert S. McKean, Executive Vice President; as well as seven other senior officers of Vision. Each of these employment agreements, which became effective at the effective time of the merger, continues the executive officer’s or employee’s employment relationship with Vision Bank, after the effective time of the merger for at least a three-year term. However, there is no guarantee that we will be able to retain the services of these executive officers and employees of Vision, or that we will be able to successfully manage the operations of the Vision in the Alabama and Florida markets. Furthermore, on November 1, 2007, J. Daniel Sizemore and William E. Blackmon submitted their formal resignations to the Board of Directors of Vision Bank and Park, to be effective November 30, 2007, in order to pursue opportunities with another bank headquartered in western Alabama. The market in which the bank in western Alabama operates does not overlap nor compete with the markets that Vision Bank currently serves. Pursuant to their employment agreements dated September 14, 2006, Mr. Sizemore and Mr. Blackmon have voluntarily terminated their employment, and as a result, there will be no severance payments from Vision Bank or Park. Mr. Sizemore and Mr. Blackmon will be entitled to any unpaid base salary, the value of any accrued but unpaid vacation and any unreimbursed business expenses, all as of the date of termination or employment. In addition, they will be entitled to any rights and benefits (if any) provided under plans and programs of Vision Bank (including the salary continuation agreements entered into July 14, 2004 (and amended by first amendments entered into June 26, 2006 and second amendments entered into June 1, 2007) with Vision Bank), determined in accordance with the applicable terms and provisions of such plans and programs. We believe that we can maintain our focus in the Florida and Alabama markets and that the remaining management team of Vision Bank is qualified to carry out our existing Vision strategy.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2007 as well as information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

	Total Number	Average Price	Total Number of Common	Maximum Number of
	of Common	Paid Per	Shares Purchased as Part of	Common Shares that May
	Shares	Common	Publicly Announced Plans	Yet be Purchased Under
Period	Purchased	Share	or Programs (1)	the Plans or Programs (2)
July 1 thru July 31, 2007	72,600	$85.00	72,600	2,108,560
August 1 thru August 31, 2007	103,200	$86.16	103,200	2,005,360
September 1 thru September 30, 2007	46,800	$89.28	46,800	1,953,078
Total	222,600	$86.44	222,600	1,953,078

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.

(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1 million common shares from time to time over the three-year period ended November 20, 2008. As of September 30, 2007, Park has purchased 620,006 common shares under this stock repurchase authorization during 2007. In addition, on July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million additional common shares over the three-year period ended July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At September 30, 2007, 1,042,174 common shares remained authorized for repurchase under both of these authorizations.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2007, incentive stock options covering 204,615 common shares were outstanding and 1,295,385 common shares were available for future grants.
The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of September 30, 2007, incentive stock options covering 317,781 common shares were outstanding.
Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 522,396 common shares were outstanding as of September 30, 2007 and 1,295,385 common shares were available for future grants. With 906,877 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at September 30, 2007, an additional 910,904 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable

Item 6. Exhibits

Exhibits

2.1	Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, (File No 1-13006))

3.1 (a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772)(“Park’s Form 8-B”))

3.1 (b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1 (c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1 (d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1 (e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only – not filed with the Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2 (a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2 (b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2 (c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

Exhibits

3.2 (d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

10.1	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Panama City, Florida, and J. Daniel Sizemore.

10.2	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Gulf Shores, Alabama, and J. Daniel Sizemore.

31.1	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: November 5, 2007	BY: /s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: November 5, 2007	BY: /s/ John W. Kozak
John W. Kozak
Chief Financial Officer