Form 10-K
period 2007-12-31
PARK NATIONAL CORP /OH/
filed 2008-02-29
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     ☐ Yes          ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes          ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
     ☐ Yes          ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 29, 2007, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,117,673,630 based on the closing sale price as reported on the American Stock Exchange LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2008

Common Shares, without par value	13,964,569 common shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Registrant’s 2007 Annual Report	Parts I and II

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2008	Part III
Exhibit Index on Page E-1

PART I
ITEM 1. BUSINESS.
General
     Park National Corporation (“Park”) is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). In November 2007, Park filed a written declaration with the Federal Reserve Board electing to become a financial holding company. Park’s election became effective on December 11, 2007.
     Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares are listed on the American Stock Exchange LLC (“AMEX”) under the symbol “PRK.”
     Park maintains an Internet website at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park’s Internet website into this Annual Report on Form 10-K). Park makes available free of charge on or through its Internet website, Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
     Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by its subsidiaries’ respective officers.
Subsidiary Banks
     Through its subsidiary banks:
•	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Butler, Clermont, Fairfield, Franklin, Hamilton, Licking and Montgomery Counties in Ohio and Boone County in Kentucky;

•	The Richland Trust Company (“Richland Trust Company”), an Ohio state-chartered bank with its main office in Mansfield, Ohio and financial service offices in Richland County, Ohio;

•	Century National Bank, a national banking association with its main office in Zanesville, Ohio and financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties in Ohio;

•	The First-Knox National Bank of Mount Vernon (“First-Knox National Bank”), a national banking association with its main office in Mount Vernon, Ohio and financial service offices in Ashland, Holmes, Knox, Morrow and Richland Counties in Ohio;

•	United Bank, N.A. (“United Bank”), a national banking association with its main office in Bucyrus, Ohio and financial service offices in Crawford and Marion Counties in Ohio;

•	Second National Bank, a national banking association with its main office in Greenville, Ohio and offices in Darke and Mercer Counties in Ohio;

•	The Security National Bank and Trust Co. (“Security National Bank”), a national banking association with its main office in Springfield, Ohio and financial service offices in Clark, Fayette, Greene and Miami Counties in Ohio;

•	The Citizens National Bank of Urbana (“Citizens National Bank”), a national banking association with its main office in Urbana, Ohio and financial service offices in Champaign and Madison Counties in Ohio; and

•	Vision Bank, a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Leon, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida.
Park’s subsidiaries engage in the commercial banking and trust business. This commercial banking and trust business is primarily conducted in small and medium population Ohio communities and, following our March 9, 2007 merger with Vision Bancshares, Inc., in Gulf Coast communities in Alabama and the Florida panhandle.
     Effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, Vision Bancshares, Inc., an Alabama bank holding company then headquartered in Panama City, Florida (“Vision”), merged with and into Park (the “Vision Merger”). In connection with the Vision Merger, Park acquired all of the outstanding shares of common stock and outstanding stock options held by Vision shareholders and option holders for $87.8 million in cash and 792,937 Park common shares valued at $83.3 million or $105 per share. Additional details regarding the Vision Merger are provided below within the section captioned “Recent Developments — Merger with Vision Bancshares, Inc. and Subsequent Transactions.” At the effective time of the Vision Merger, Vision operated two bank subsidiaries - Vision Bank, an Alabama state-chartered bank with its main office in Gulf Shores, Alabama (“Vision Alabama”), and Vision Bank, a Florida state-chartered bank with its main office in Panama City, Florida (“Vision Florida” or “Vision Bank”) — which became bank subsidiaries of Park on March 9, 2007. Effective July 20, 2007, the bank operations of Vision Alabama and Vision Florida were consolidated under a single charter through the merger of Vision Alabama with and into Vision Florida, under the charter of Vision Florida (the “Vision Bank Merger”). Vision Bank operates 18 financial service offices in Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle.
     Park National Bank operates through three banking divisions with the Park National Division headquartered in Newark, Ohio, the Fairfield National Division headquartered in

Lancaster, Ohio, and The Park National Bank of Southwest Ohio & Northern Kentucky division headquartered in Milford, Ohio. First-Knox National Bank operates through two banking divisions with the First-Knox National Division headquartered in Mount Vernon, Ohio, and the Farmers and Savings Division headquartered in Loudonville, Ohio. Security National Bank operates through two banking divisions with the Security National Division headquartered in Springfield, Ohio, and the Unity National Division (formerly The Third Savings and Loan Company) headquartered in Piqua, Ohio. Vision Bank operates through two banking divisions — Vision Bank headquartered in Panama City, Florida and the Vision Bank Division of Gulf Shores, Alabama.
     Park’s subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 21 of the Notes to Consolidated Financial Statements located on pages 57 and 58 of Park’s 2007 Annual Report. That financial information is incorporated herein by reference.
     At December 31, 2007 and as of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 154 financial service offices and a network of 170 automated teller machines. These financial service offices span (i) 28 Ohio counties — Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry, Richland and Tuscarawas; (ii) one county in northern Kentucky — Boone; (iii) six counties in the panhandle of Florida — Bay, Gulf, Leon, Okaloosa, Santa Rosa and Walton; and (iv) one county on the Gulf Coast of Alabama — Baldwin.
     Consolidated Computer Center, a division of Park National Bank, handles the data processing needs of Park’s Ohio-based subsidiaries.
Consumer Finance Subsidiary
     Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had seven financial service offices spanning seven counties in Ohio: Clark, Delaware, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Others” category for purposes of the reportable segment information included in Note 21 of the Notes to Consolidated Financial Statements located on pages 57 and 58 of Park’s 2007 Annual Report. This financial information is immaterial for purposes of separate disclosure.
Leasing Subsidiaries
     Scope Leasing, Inc. (“Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the United States of America (the “United States”).
     Another subsidiary of Park National Bank, Park Leasing Company (“Park Leasing”), was formed in 2001 for the purpose of participating in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and Park Leasing is winding down its operations.
Ohio-Based Insurance Agency Subsidiary
     Park National Bank has an insurance agency subsidiary, Park Insurance Group, Inc. (“Park Insurance Group”). Park Insurance Group was formed in 2002 and offers life insurance and other insurance products through licensed representatives who work for Park’s subsidiary banks. However, Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency Subsidiary
     Park National Bank holds 80% of the voting membership interest of Park Title Agency, LLC. (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area.
Vision Bancshares Financial Group, Inc.
     Vision Bancshares Financial Group, Inc., a wholly-owned subsidiary of Vision Bank (“Vision Bancshares Financial Group”), conducts permissible insurance and securities networking activities and is licensed with the Alabama Department of Insurance as a provider. In an agency capacity, Vision Bancshares Financial Group offers its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products. The securities activities of Vision Bancshares Financial Group consist primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third party networking agreement. Since the consummation of the Vision Merger, the results of Vision Bancshares Financial Group have not been material to the consolidated entity.
Vision Bancshares Trust I
     In connection with the Vision Merger, Park entered into a First Supplemental Indenture, dated as of the effective time of the Vision Merger (the “First Supplemental Indenture”), with Vision and Wilmington Trust Company, a Delaware banking corporation, as Trustee. Under the terms of the First Supplemental Indenture, Park assumed all of the payment and performance obligations of Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated debentures to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated debentures were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005.
     Both the junior subordinated debentures and the preferred securities mature on December 30, 2035 (which maturity may be shortened to a date not earlier than December 30, 2010), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Payment of interest on the junior subordinated debentures, and payment of cash distributions on the preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters.

     Under the terms of the Indenture, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited from declaring or paying dividends to the holders of Park common shares (i) if an event of default under the Indenture has occurred and continues or (ii) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions on the preferred securities by the Vision Trust) is being deferred.
     Under the terms of the First Supplemental Indenture, Park also succeeds to and is substituted for Vision with the same effect as if Park had originally been named (i) as “Depositor” in the Amended and Restated Trust Agreement of the Vision Trust, dated as of December 5, 2005, among Vision, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, and the Administrative Trustees named therein and (ii) as “Guarantor” in the Guarantee Agreement, dated as of December 5, 2005, between Vision and Wilmington Trust Company, as Guarantee Trustee. Through these contractual obligations, Park has fully and unconditionally guaranteed all of the Vision Trust’s obligations with respect to the preferred securities.
Other Subsidiaries
     Park Investments, Inc., a subsidiary of Park National Bank, Richland Investments, Inc., a subsidiary of Richland Trust Company, and MFS Investments, Inc., a subsidiary of Century National Bank, operate as asset management companies. Their operations are not significant to the consolidated entity.
     The following subsidiaries operate as capital management companies: (i) Park Capital Investments, Inc. (“Park Capital”), a subsidiary of Park; (ii) Park National Capital LLC, whose members are Park Capital and Park National Bank; (iii) First-Knox National Capital LLC, whose members are Park Capital and First-Knox National Bank; (iv) Security National Capital LLC, whose members are Park Capital and Security National Bank; and (v) Century National Capital LLC, whose members are Park Capital and Century National Bank. The operations of these subsidiaries are also not significant to the consolidated entity.
Recent Developments
Merger with Vision Bancshares, Inc. and Subsequent Transactions
     On March 9, 2007, Vision merged into Park. In connection with the Vision Merger, Park acquired all of the outstanding shares of common stock and outstanding stock options held by Vision shareholders and optionholders for $87.8 million in cash and 792,937 Park common shares valued at $83.3 million.
Management of Vision Alabama and Vision Florida; Merger of Vision Alabama into Vision Florida
     In connection with the Vision Merger, Park, together with Vision Alabama and Vision Florida, as applicable, entered into employment agreements with five executive officers of Vision — J. Daniel Sizemore (Chairman of the Board, Chief Executive Officer and President of Vision and Chairman of the Board and Chief Executive Officer of Vision Alabama and Vision Florida);

William E. Blackmon (Executive Vice President and Chief Financial Officer of Vision and Vision Alabama); Andrew W. Braswell (Executive Vice President and Senior Lending Officer of Vision Alabama); Joey W. Ginn (President of Vision Florida); and Robert S. McKean (President of Vision Alabama) — as well as with seven other senior officers of Vision Alabama and Vision Florida. Each of these employment agreements became effective as of the March 9, 2007 effective time of the Vision Merger.
     Effective as of March 9, 2007, J. Daniel Sizemore became a director of Park and C. Daniel DeLawder, Park’s Chairman of the Board and Chief Executive Officer, became a director of each of Vision Alabama and Vision Florida. Following the Vision Merger, the members of the Boards of Directors of Vision Alabama and Vision Florida continued to serve as such.
     At the time of the Vision Merger, Vision operated two bank subsidiaries (Vision Florida, headquartered in Panama City, Florida, and Vision Alabama, headquartered in Gulf Shores, Alabama), which became bank subsidiaries of Park on March 9, 2007. On July 20, 2007, the bank operations of Vision Alabama and Vision Florida were consolidated under a single charter through the merger of Vision Alabama with and into Vision Florida, under the charter of Vision Florida. The resulting financial institution is a Florida state-chartered bank operating under the name “Vision Bank” and its main office is located at 2200 Stanford Road, Panama City, Florida 32405. The branch locations of Vision Alabama immediately prior to the Vision Bank Merger became financial service offices of Vision Florida. There were no changes with respect to the then-existing financial service offices of Vision Florida as a result of the Vision Bank Merger. As a result of the Vision Bank Merger, Vision Bank operates financial service offices located in the Florida cities of Destin, Navarre, Panama City, Panama City Beach (2 offices), Port St. Joe, Port St. Joe Beach, Santa Rosa Beach, Tallahassee (loan production office) and Wewahitchka, and in the Alabama cities of Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale. As a result of the Vision Bank Merger, Vision Bancshares Financial Group, which had been a wholly-owned subsidiary of Vision Alabama, became a subsidiary of Vision Bank.
     Following the Vision Bank Merger, J. Daniel Sizemore became Chairman of the Board and Chief Executive Officer of Vision Bank; William E. Blackmon became Executive Vice President and Regional President of Vision Bank; Andrew W. Braswell became Executive Vice President and Senior Lending Officer of Vision Bank; Joey W. Ginn became President of Vision Bank; and Robert S. McKean became Executive Vice President of Vision Bank.
     On November 1, 2007, J. Daniel Sizemore and William E. Blackmon submitted their formal resignations to the Boards of Directors of Vision Bank and Park, to be effective November 30, 2007, in order to pursue opportunities with another bank headquartered in western Alabama (whose market does not overlap or compete with the markets that Vision Bank currently serves). Pursuant to their employment agreements, Mr. Sizemore and Mr. Blackmon voluntarily terminated their employment with Vision Bank and, as a result, there were no severance payments made by Vision Bank or Park. Joey W. Ginn became Chairman of the Board and Chief Executive Officer of Vision Bank following the resignation of Mr. Sizemore.

Purchase of Real Property Associated with Certain Vision Alabama and Vision Florida Financial Service Offices
     At the time of the Vision Merger, Vision and Vision Alabama leased real property associated with Vision Alabama’s financial service offices in Gulf Shores and Orange Beach, Alabama from Gulf Shores Investment Group, LLC, an Alabama limited liability company. The following directors and executive officers of Vision (prior to consummation of the Vision Merger) and Vision Alabama were members of Gulf Shores Investment Group, LLC: Gordon Barnhill, Jr., R. J. Billingsley, Julian Brackin, Joe C. Campbell, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips, Daniel M. Scarbrough, MD, J. Daniel Sizemore, George W. Skipper, III, Thomas Gray Skipper, J. Douglas Warren, Patrick Willingham and Royce T. Winborne. Vision and Vision Alabama also leased real property associated with Vision Alabama’s financial service office in Elberta, Alabama from Elberta Holdings, LLC, an Alabama limited liability company. J. Daniel Sizemore and James R. Owen, Jr. were both members of Elberta Holdings, LLC.
     At the time of the Vision Merger, Vision and Vision Florida leased real property associated with Vision Florida’s financial service office in Panama City, Florida from Bay County Investment Group, LLC, a Florida limited liability company. The following directors and executive officers of Vision (prior to the consummation of the Vision Merger) and Vision Florida were members of Bay County Investment Group, LLC: Warren Banach, Gordon Barnhill, Jr., Julian B. Brackin, R. J. Billingsley, James D. Campbell, DDS, Joe C. Campbell, Jr., Joey W. Ginn, Charles S. Isler, III, William D. Moody, James R. Owen, Jr., Donald W. Peak, Rick A. Phillips, Daniel M. Scarbrough, MD, George W. Skipper, III, Thomas Gray Skipper, J. Daniel Sizemore, J. Douglas Warren, Patrick Willingham, Lana Jane Lewis-Brent, Jimmy Patronis, Jr., John S. Robbins, Jerry F. Sowell, Jr., and James R. Strohmenger, MD.
     Effective as of March 29, 2007:
(i)	Vision Alabama purchased the real property associated with Vision Alabama’s financial service office in Gulf Shores, Alabama from Gulf Shores Investment Group, LLC for a purchase price of $2,400,000;

(ii)	Vision Alabama purchased the real property associated with Vision Alabama’s financial service office in Orange Beach, Alabama from Gulf Shores Investment Group, LLC for a purchase price of $2,000,000;

(iii)	Vision Alabama purchased the real property associated with Vision Alabama’s financial service office in Elberta, Alabama from Elberta Holdings, LLC for a purchase price of $880,000; and

(iv)	Vision Florida purchased the real property associated with Vision Florida’s financial service office in Panama City, Florida from Bay County Investment Group, LLC for a purchase price of $2,975,000.
Each purchase price represented the average of the appraised values obtained on behalf of each of Park and Vision. Each branch location was purchased for cash. Prior to purchasing the properties described above, Vision Alabama and Vision Florida calculated their respective “capital stock and surplus” for purposes of 12 C.F.R. § 223.3 in order to confirm that the amount of the proposed

“covered transaction,” when combined with other “covered transactions,” satisfied the limitations in respect of “covered transactions” set forth in Regulation W promulgated by the Federal Reserve Board. Park made an additional capital contribution to Vision Florida (in the amount of $4,700,000) to ensure that the limitations in respect of “covered transactions” were satisfied.
     Election to Become Financial Holding Company
     On November 8, 2007, Park filed a written declaration with the Federal Reserve Board electing to become a financial holding company. The declaration became complete on November 14, 2007 and the election was effective on December 11, 2007. A financial holding company is a type of bank holding company that is permitted to engage in certain expanded financial activities that are not otherwise permitted for a bank holding company. Financial holding companies are subject to the same regulatory oversight as bank holding companies. Please see the discussion of financial holding companies under the section captioned “Supervision and Regulation of Park and its Subsidiaries.”
Acquisition of Millersburg, Ohio Banking Office
     Effective as of June 6, 2007, First-Knox National Bank entered into a purchase and assumption agreement with Ohio Legacy Bank, N.A. (“Ohio Legacy”) for the sale of the Millersburg, Ohio banking office of Ohio Legacy located at 225 North Clay Street (the “Millersburg Branch”) to First-Knox National Bank. The sale of the Millersburg Branch was completed on September 21, 2007. Under the terms of the purchase and assumption agreement, First-Knox National Bank acquired substantially all of the loans administered at the Millersburg Brach and assumed substantially all of the deposit liabilities relating to the deposit accounts assigned to the Millersburg Branch. The loans sold to First-Knox National Bank totaled approximately $38 million as of September 21, 2007 and the deposit liabilities assumed by First-Knox National Bank totaled approximately $23 million based upon the deposit liabilities related to the deposit accounts as of September 21, 2007. First-Knox National Bank paid a premium of approximately $1.7 million in connection with the purchase of the deposit liabilities. Following the acquisition, First-Knox National Bank consolidated its office and staff at the 60 West Jackson Street location of First-Knox National Bank and the Ohio Legacy office and staff at the 225 North Clay Street location into one team operating from 225 North Clay Street.
     In addition, on September 21, 2007, First-Knox National Bank consummated a “like-kind exchange” of the real property associated with the financial service office of First-Knox National Bank located at 60 West Jackson Street for the real property associated with the 225 North Clay Street location which Ohio Legacy had been leasing from a third party. As part of the “like-kind exchange”, First-Knox National Bank paid $1.1 million for the 225 North Clay Street real property and received $200,000 in exchange for the 60 West Jackson Street real property.
Pending Consolidation of Ohio Banking Operations
     On July 30, 2007, Park announced its intention to consolidate the banking operations of its eight subsidiary banks located in Ohio under one charter — that of Park National Bank, which will remain a national bank. Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank will merge into Park National Bank. The twelve Ohio-based community banking subsidiaries and divisions of Park’s subsidiary banks will merge into one charter and will become divisions of Park National Bank. Each community bank division will retain its local leadership, local decision-making and unique local identity. Park expects to complete the mergers of Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank into Park National Bank on a serial basis in such order as determined by management of Park to be appropriate and in the best interest of the merging banks’ respective operations. Park expects the mergers of Park’s Ohio-based subsidiary banks to begin during the fourth quarter of 2008 and the consolidation of the Ohio-based subsidiary banks to be completed by May 2009.
Services Provided by Park’s Subsidiaries
     Except as noted below, all of Park’s subsidiary banks and their respective divisions provide the following principal services:
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
Vision Bank does not offer credit cards, automobile or commercial leasing services, or cash management services (sweep accounts). Vision Bank offers insurance and investment products in its Alabama financial service offices.
     Park believes that the deposit mix of its subsidiary banks is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary bank would not have a materially adverse effect on the business of that subsidiary bank or Park.
     Guardian Finance also provides consumer finance services.

Lending Activities
     Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in (i) the 28 Ohio counties and one Kentucky county served by the financial service offices of Park’s eight Ohio-based subsidiary banks and (ii) the six Florida counties and one Alabama county serviced by the financial services offices of Vision Bank. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each subsidiary bank also generates fixed rate residential real estate loans for the secondary market.
     Guardian Finance originates and retains for its own portfolio consumer installment loans. Guardian Finance also makes lending decisions in accordance with the written loan policy adopted by Park.
     There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which the loans may be repaid, risks resulting from changes in the national and local economies, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.
     Commercial Loans
     At December 31, 2007, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,612.2 million in commercial loans (including commercial real estate loans) and commercial leases outstanding, representing approximately 38.2% of their total aggregate loan portfolio as of that date. Of this amount, approximately $613.3 million represented commercial loans, $993.1 million represented commercial real estate loans and $5.8 million represented commercial leases. Vision Bank had approximately $170 million in commercial loans (including commercial real estate loans) outstanding at December 31, 2007, representing approximately 27% of Vision Bank’s aggregate loan portfolio at that date. Of this amount, approximately $67 million represented commercial loans and approximately $103 million represented commercial real estate loans.
     Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 4 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 26, and is incorporated herein by reference.
     The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park’s eight Ohio-based subsidiary banks operate and (ii) the six Florida counties and one Alabama county where Vision Bank operates. The primary industries represented by these customers include commercial real estate leasing, commercial real estate construction, manufacturing, retail trade, health care and other services.
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
     The regulatory limits for loans made to one borrower by Park National Bank, Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank were $26.1 million, $5.2 million, $8.2 million, $9.5 million, $2.1 million, $4.4 million, $8.8 million and $1.6 million, respectively, at December 31, 2007. Vision Florida’s regulatory limits for loans made to one borrower were $17.0 million for a secured loan or $10.2 million for an unsecured loan, at December 31, 2007. Participations in loans of amounts larger than $25.0 million are sold to other banks or financial institutions.
     Park has a loan review program which annually evaluates substantially all (approximately 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place it on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off quarterly. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 44 of Park’s 2007 Annual Report, and is incorporated herein by reference.

     Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The total indebtedness of the largest single borrower within the commercial portfolio was $23.2 million at December 31, 2007. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrowing, and a decrease in interest rates decreases the debt service requirement for the borrowing. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial loan portfolio and the commercial real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
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
     Aircraft Financing
     Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2007, Scope Aircraft Finance had outstanding approximately $72.0 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio). In addition to the loans outstanding at December 31, 2007, Scope Aircraft Finance had $4.7 million of operating leases primarily secured by aircraft.
     Consumer Loans
     At December 31, 2007, Park’s subsidiary banks, together with Park Leasing and Guardian Finance, had outstanding consumer loans (including automobile leases and credit cards) in an aggregate amount of approximately $593.4 million, constituting approximately 14% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio for the eight

Ohio-based subsidiary banks and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank.
     Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 44 of Park’s 2007 Annual Report, and is incorporated herein by reference. Each subsidiary bank (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offers credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
     Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 8 and 9 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
     Residential Real Estate and Construction Loans
     At December 31, 2007, Park’s subsidiary banks had outstanding approximately $2,017.6 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 48% of total loans outstanding. Of this amount, approximately $1,229.0 million represented residential real estate loans, $252.2 million represented home equity lines of credit and $536.4 million represented construction loans. The market area for real estate lending by the subsidiary banks is concentrated in (i) central and southern Ohio for the eight Ohio-based subsidiary banks and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. Park had approximately $7.7 million of net charge-offs resulting from construction loans during the year ended December 31, 2007. Vision Bank accounted for approximately $7.4 million, or 96% of this total. At December 31, 2007, Vision Bank had approximately $295.7 million outstanding in construction loans, or 55% of Park’s consolidated total at the end of 2007. In addition to construction loans, Vision Bank had approximately $134.2 million of residential real estate loans and $31.2 million of home equity lines of credit.
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
     Home equity lines of credit are generally made as second mortgages by Park’s subsidiary banks. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. For Vision Bank, this percentage can be as high as 89% depending on the credit score and debt-to-income ratio of the borrower. The home equity lines of credit are written with ten-year terms for the Ohio-based subsidiary banks and 25-year terms for Vision Bank. A variable interest rate is generally charged on the home equity lines of credit.
     Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 8 and 9 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
     Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although occasionally a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 4 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 26, and is incorporated herein by reference.
     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 8 and 9 included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 30, and is incorporated herein by reference.
Ohio-Based Insurance Agency
     Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park’s subsidiary banks. Park Insurance Group’s customers include current customers of Park’s Ohio-based subsidiary banks and other residents in the 28 Ohio counties and one Kentucky county served by those subsidiaries. Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency
     Park Title Agency is a traditional title agency serving residential and commercial customers in the central Ohio area who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency’s customers include current customers of Park’s Ohio-based subsidiary banks and other residents primarily in the 28 Ohio counties and one Kentucky county served by those subsidiary banks.
Vision Bancshares Financial Group, Inc.
     Vision Bancshares Financial Group conducts permissible insurance and securities networking activities and is licensed with the Alabama Department of Insurance as a provider. In an agency capacity, Vision Bancshares Financial Group offers its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products, through licensed representatives who work for Vision Bank. The securities activities of Vision Bancshares Financial Group consist primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third party networking agreement. At the time of the filing of this Annual Report on Form 10-K, Vision Bancshares Financial Group is in the process of applying to the Florida Department of Financial Services for insurance agency licenses so that it may offer the same products to customers in Vision Bank’s financial service offices located in Florida as Vision Bank offers in its Alabama financial service offices. Vision Bancshares Financial Group’s results since the consummation of the Vision Merger have not been material to the consolidated entity.
Competition
     The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Many of these competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the newer competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations and having trained and competent staff to deliver services.
Employees
     As of December 31, 2007, Park and its subsidiaries had 2,066 full-time equivalent employees.
Supervision and Regulation of Park and its Subsidiaries
     Park, its subsidiary banks and many of its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.
     Park is registered with the Federal Reserve Board as a financial holding company under the Bank Holding Company Act. As a financial holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also under the jurisdiction of the SEC and certain state securities commissions related to the offering and sale of its securities. Park is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Park’s common shares are listed on AMEX under the trading symbol “PRK,” and Park is subject to the AMEX rules for listed companies.
     Park National Bank, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank, as national banking associations, are subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (“OCC”) and secondarily by the FDIC. Richland Trust Company, as an Ohio state-chartered bank, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions and the FDIC.
     On July 30, 2007, Park announced its intention to consolidate the banking operations of its eight subsidiary banks located in Ohio under one charter — that of Park National Bank, which will remain a national bank. Park expects to complete the mergers of Richland Trust Company, Century National Bank, First-Knox National Bank, United Bank, Second National Bank, Security National Bank and Citizens National Bank into Park National Bank on a serial basis in such order as determined by management of Park to be appropriate and in the best interest of the merging banks’ respective operations. Park expects the mergers of Park’s Ohio-based subsidiary banks to begin during the fourth quarter of 2008 and the consolidation of the Ohio-based subsidiary banks to be completed by May 2009.
     Vision Bank, as a Florida state-chartered bank, is subject to regulation, supervision and examination by the Florida Office of Financial Regulation and the FDIC.

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
     Vision Bancshares Financial Group is licensed with the Alabama Department of Insurance as a provider and is subject to regulation, supervision and examination by the Alabama Department of Insurance and the Alabama State Securities Commission.
     The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and its subsidiaries could have a material effect on their respective businesses.
Regulation of Financial Holding Companies
     As a financial holding company, Park’s activities are subject to extensive regulation by the Federal Reserve Board. Park is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board.
     The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to:
•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a financial holding company divest subsidiaries (including its subsidiary banks).
In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.
     Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank.
     The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a financial holding company proposes to:
•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

•	merge or consolidate with any other financial or bank holding company.
     The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Permitted financial activities include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve Board has determined to be closely related to banking.
     A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. A financial holding company is permitted to conduct permissible new financial activities and acquire companies, other than banks or savings associations, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board, by providing after-the-fact notice to the Federal Reserve Board.
     Park filed a written declaration with the Federal Reserve Board to become a financial holding company in November 2007, and Park’s financial holding company election became effective on December 11, 2007.
     Unless a bank holding company becomes a financial holding company under the GLBA, the Bank Holding Company Act prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank or a bank holding company and from engaging in any business other than banking or managing or controlling banks. The primary exception allows the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve Board had determined as of November 19, 1999 to be so closely related to banking as to be a proper incident thereto. The Federal Reserve Board by regulation had determined that the following activities, among others, were so closely related to banking:
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

     Subsidiary banks of a financial holding company are subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.
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
     A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates and collateral) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.
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
Regulation of Florida State-Chartered Banks
     Vision Florida is organized under the laws of the State of Florida and its deposits are insured by the FDIC up to the maximum amount permitted by law. Vision Florida is subject to regulation, supervision and regular examination by the State of Florida’s Office of Financial Regulation and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Florida, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements and the locations of financial service offices and certain facilities. The relationships of Vision Florida to its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements. Both the Office of Financial Regulation and the FDIC have the authority to impose regulatory sanctions upon Florida state-charted banks and, if the circumstances provided by federal and state laws and regulations exist, may place a Florida state-chartered bank in receivership or conservatorship.

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
     Deposit Insurance Reform Act of 2005
     In February of 2006, President Bush signed into law the Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Deposit Insurance Reform Acts”), pursuant to which the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) were merged to create a new Deposit Insurance Fund (DIF). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following:
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
     On January 1, 2007, final rules under the Deposit Insurance Reform Acts became effective. The final rules set a base assessment schedule for 2007 for DIF premiums. For banks with less than

$10 billion in assets, the premium assessment rates are based on a combination of financial ratios and CAMELS component ratings. The final rules also provide a one-time credit to institutions to offset amounts owed for deposit insurance. The credit will be applied by the FDIC to offset 100% of a bank’s FDIC premiums from June 29, 2007 through March 30, 2008, up to 90% of a bank’s FDIC premiums from June 30, 2008 through March 30, 2011, and up to 100% of a bank’s FDIC premiums from June 30, 2011 until the credit is exhausted.
     Park’s management does not expect that the Deposit Insurance Reform Acts will have a significant impact on Park or its subsidiary banks in 2008.
     Liability of Commonly Controlled Banks
     Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled bank or (ii) any assistance provided by the FDIC to a commonly controlled bank in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance.
Federal Home Loan Bank
     The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Vision Bank is a member of the FHLB of Atlanta, and each of the other subsidiary banks of Park is a member of the FHLB of Cincinnati. As FHLB members, each of the subsidiary banks must maintain an investment in the capital stock of their respective FHLBs.
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
Regulatory Capital
     The Federal Reserve Board has adopted risk-based capital guidelines for financial and bank holding companies and state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
     The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, loan and lease loss allowance and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
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
     The Federal Reserve Board has established minimum leverage ratio guidelines for financial holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles), or “leverage ratio,” of 3% for financial holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies. The guidelines further provide that financial holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.
     The Federal Reserve Bank’s review of certain financial holding company transactions is affected by whether the applying financial holding company is “well-capitalized.” To be deemed “well-capitalized,” the financial holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. Park is well capitalized.
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
     In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks is “well capitalized” according to the guidelines described above. See Note 20 of the Notes to Consolidated Financial Statements located on pages 56 and 57 of Park’s 2007 Annual Report, which is incorporated herein by reference.
     The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In September 2006, the federal banking agencies issued a notice of proposed rulemaking regarding the implementation of Basel II in the United States. As proposed, the application of the new Basel II rules would be mandatory for any bank that has consolidated total assets of at least $250 billion or has consolidated on-balance sheet foreign exposure of at least $10 billion, and would be voluntary for all other banks.
     In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in December 2006, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework (Basel IA) for U.S. banks which will not be subject to the Basel II rules. The proposed Basel IA rules would allow banks other than the large Basel II banks to elect to adopt Basel IA or remain subject to the existing risk-based capital rules. Basel IA would increase the number of risk-weight categories to which credit exposures may be assigned; use loan-to-value ratios to determine risk-weights for most residential mortgages; expand the use of external credit ratings to risk-weight certain exposures; expand the range of collateral and guarantors that may qualify an exposure for lower risk weights; increase the credit conversion factors for certain commitments with an original maturity of less than one year; assess a risk-based capital charge to reflect the risks of securitizations with early amortization provisions that are backed by revolving exposures; and remove the 50% limit on the risk weight that applies to certain derivative contracts.
     Until the final rules are adopted by the federal banking agencies, Park is unable to predict whether and when it will adopt the new capital guidelines.
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

Limits on Dividends and Other Payments
     There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under applicable federal and state laws, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their financial holding companies. Subsidiary banks are also subject to collateral security requirements for any loans or extension of credit permitted by such exceptions.
     None of Park’s subsidiary banks may pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC and the FDIC. In addition, each subsidiary bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the subsidiary bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by any of Park’s subsidiary banks may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.
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
     Under the terms of the Indenture governing the $15.5 million of junior subordinated debentures issued by Vision to the Vision Trust, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited from declaring or paying dividends to the holders of Park common shares (i) if an event of default under the Indenture has occurred and continues or (ii) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions by the Vision Trust on the preferred securities of the Vision Trust) is being deferred.
Privacy Provisions of Gramm-Leach-Bliley Act
     Under the GLBA, federal banking regulators were required to adopt rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Patriot Act
     In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States Government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park’s subsidiary banks have established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.
Corporate Governance
     As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. AMEX has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and AMEX. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee and the Nominating Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates. In addition, Park has implemented a “whistleblower” hotline called the “Park Improvement Line.” Calls that relate to accounting, internal accounting controls or auditing matters or that relate to possible wrongdoing by associates of Park or one of its affiliates can be made anonymously through this hotline. The calls are received by an independent third party service and the information received is forwarded directly to the Chair of the Audit Committee and the Head of Park’s Internal Audit Department. The Park Improvement Line number is 1-800-418-6423, Ext. PRK (775).
     The Board of Directors of Park also established a Risk Committee on November 21, 2006. The Risk Committee, which conducts its business under a charter adopted by the Board of Directors, assists the Board in overseeing Park’s enterprise-wide risks.
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

Statistical Disclosure
     The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on pages 21 through 35, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 44 through 48 of Park’s 2007 Annual Report, Note 4 of the Notes to Consolidated Financial Statements located on pages 49 through 51 of Park’s 2007 Annual Report, Note 5 of the Notes to Consolidated Financial Statements located on page 51 of Park’s 2007 Annual Report and Note 9 of the Notes to Consolidated Financial Statements located on pages 51 and 52 of Park’s 2007 Annual Report. This statistical disclosure is incorporated herein by reference.
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
     Park believes its primary exposure to environmental risk is through the lending activities of its subsidiaries. In cases where management believes environmental risk potentially exists, Park’s subsidiaries mitigate their environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.
ITEM 1A. RISK FACTORS.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include: (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,”

“targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.
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
     Forward-looking statements speak only as of the date on which they are made, and, except as may be required by law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park or any person acting on Park’s behalf are qualified in their entirety by the following cautionary statements.
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
     Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. The substantial majority of our loans are to individuals and businesses in Ohio and in Gulf Coast communities in Alabama and on the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.
     We have experienced deteriorating credit conditions in the Ohio, Alabama and Florida markets in which we operate. Park had net loan charge-offs of $22.2 million for 2007 ($11.3 million for the fourth quarter of 2007) and recorded a provision for loan losses for 2007 of $29.5 million ($18.6 million for the fourth quarter of 2007). The provision for loan losses for 2006 was $3.9 million. Nonperforming loans, defined as loans that are 90 days past due and still accruing, nonaccrual and renegotiated loans, were $108.5 million, or 2.57% of total loans, at December 31, 2007, compared to $32.9 million, or 0.95% of total loans, at December 31, 2006. Nonaccrual loans increased by $85.1 million during 2007, $43.1 million of the increase coming in the fourth quarter.

     Of the nearly $26 million increase in the provision for loan losses in 2007, $19.4 million was associated with Vision Bank. Vision Bank had $8.6 million of net loan charge-offs in 2007. Our loan loss provision for the twelve-month period ended December 31, 2007 exceeds the net loan charge-offs for the same period by $7.3 million reflecting the deterioration of credit quality within Vision Bank’s portfolio. Vision Bank’s nonperforming loans increased from $26.3 million in September 30, 2007 to $63.5 million at December 31, 2007, representing 9.93% of Vision Bank’s outstanding loans at December 31, 2007.
     Conditions in the State of Ohio also deteriorated during 2007. The provision for loan losses related to our Ohio-based subsidiary banks increased from $3.9 million in 2006 to $10.1 million in 2007. Our Ohio-based subsidiary banks had non-performing loans of $45.0 million at December 31, 2007, representing an increase of $12.1 million over the balance at December 31, 2006.
     It is uncertain when the negative credit trends in our markets will reverse and, therefore, Park’s future earnings are susceptible to further declining credit conditions in the markets in which we operate.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. Two of our most critical estimates are the level of the allowance for loan losses and the accounting for goodwill and other intangible assets. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses, nor that we will not recognize a significant provision for impairment of our goodwill. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2007 Annual Report captioned “FINANCIAL REVIEW” on pages 22 and 23.
We extend credit to a variety of customers based on internally set standards and the judgment of our loan officers and bank presidents. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessing the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
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
     Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 11 in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW” on page 31, and is incorporated herein by reference.
We operate in extremely competitive markets, and our business will suffer if we are unable to compete effectively.
     In our market areas, we encounter significant competition from other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. Many of our competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of the new competitors offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. Our financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market area and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers.
Consumers may decide not to use banks to complete their financial transactions.
     Technology and other changes are allowing parties to utilize alternative methods to complete financial transactions that historically have involved banks. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

We have no prior operating experience in the Alabama and Florida markets in which Vision Bank operates.
     As of the date of this Annual Report on Form 10-K, our Ohio-based bank subsidiaries operated 136 offices across 28 Ohio counties and one county in Northern Kentucky. Vision Bank operated, eight offices in one Alabama county and ten offices across six Florida counties. Our merger with Vision, which was effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, resulted in the expansion of our banking operations into the Alabama and Florida markets served by Vision Bank. We have no prior operating experience in these markets and, therefore, have relied and will continue to rely to a large extent on the existing Board of Directors and management of Vision Bank with respect to its operations. We, together with Vision Bank, entered into employment agreements with the then executive officers of Vision Bank: J. Daniel Sizemore, Chairman of the Board and Chief Executive Officer of Vision Bank; William E. Blackmon, Executive Vice President and Regional President of Vision Bank; Andrew W. Braswell, Executive Vice President and Senior Lending Officer of Vision Bank; Joey W. Ginn, President of Vision Bank; and Robert S. McKean, Executive Vice President of Vision Bank; as well as seven other senior officers of Vision. Each of these employment agreements, which became effective at the effective time of the Vision Merger, is to continue the executive officer’s or employee’s employment relationship with Vision Bank, after the effective time of the Vision Merger for at least a three-year term. However, there is no guarantee that we will be able to retain the services of these executive officers and employees of Vision Bank, or that we will be able to successfully manage the operations of Vision Bank in the Alabama and Florida markets. Furthermore, on November 1, 2007, J. Daniel Sizemore and William E. Blackmon submitted their formal resignations to the Boards of Directors of Vision Bank and Park, to be effective November 30, 2007, in order to pursue opportunities with another bank headquartered in western Alabama (whose market does not overlap or compete with the markets that Vision Bank currently serves). Pursuant to their employment agreements, Mr. Sizemore and Mr. Blackmon voluntarily terminated their employment with Vision Bank, and, as a result, there were no severance payments made by Vision Bank or Park. Mr. Sizemore and Mr. Blackmon were entitled to the rights and benefits (if any) provided under plans and programs of Vision Bank, determined in accordance with the applicable terms and provisions of such plans and programs. On November 1, 2007, Joey W. Ginn was promoted to Chairman of the Board and Chief Executive Officer of Vision Bank. We believe that we can maintain our focus in the Florida and Alabama markets and that the remaining management team of Vision Bank is qualified to carry out our existing Vision Bank strategy.
We may face risks and uncertainties as we convert our Ohio-based community banking subsidiaries and divisions to one operating system and combine their charters.
     On July 30, 2007, we announced our intention to consolidate the banking operations of our eight subsidiary banks located in Ohio under one charter — that of Park National Bank, which will remain a national bank. In addition, we will create a single operating system for our 12 Ohio-based community banking subsidiaries and divisions, which will operate as divisions of Park National Bank. Each community bank division will retain its local leadership, local decision-making and unique local identity. We anticipate that a single charter and common operating system will ease complex reporting procedures, reduce time and money spent on duplicated efforts, enhance risk management and strengthen each bank’s ability to provide more rapid responses and high-quality services. As we proceed with the combination of charters and conversions to one operation system, we will face risks and uncertainties which must be addressed. These risks and uncertainties include, but may not be limited to: (i) difficulties we may encounter in the consolidation of the charters of our eight Ohio-based subsidiary banks with respect to product offerings, customer service, customer retention, reporting and enterprise risk management systems and realizing the anticipated operating efficiencies; and (ii) the loss of key employees as we proceed with the consolidation.
Impairment of goodwill or other intangible assets could require further charges to earnings, which could result in a negative impact on our results of operations.
     Under current accounting standards, goodwill and certain other intangible assets with indeterminate lives are no longer amortized but, instead, are assessed for impairment periodically or when impairment indicators are present.
     Accounting principles generally accepted in the United States (“GAAP”) require a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment loss must be recorded in an amount equal to the excess. GAAP does not permit a subsequent increase in goodwill if future valuations indicate an increase in the fair value of the acquired assets.
     Park acquired all of the outstanding shares of common stock and outstanding stock options held by Vision shareholders and option holders for $171.1 million, including $87.8 million in cash and $83.3 million in Park common shares. Total intangible assets recognized by Park as a result of the acquisition were $121.7 million, consisting of $109.0 million of goodwill and $12.7 million in core deposit intangibles. The core deposit intangible balance continues to be amortized over six years and had a balance of $11.0 million at December 31, 2007. The increase in nonperforming loans at Vision Bank during the fourth quarter of 2007 coupled with the deteriorating credit markets in Florida and Alabama triggered Park’s management to perform a valuation of the fair value of the assets of Vision Bank. Based on this estimate, Park recorded a reduction in goodwill and associated charge to earnings of $54 million as of December 31, 2007.
     It is uncertain when the negative credit trends in the markets served by Vision Bank will reverse and, therefore, further assessments of the goodwill associated with Vision Bank for impairment may be triggered.
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
     Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to potential litigation and regulatory action.
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
     In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent that we rely on financial statements that do not comply with generally accepted accounting principles or on financial statements and other financial information that are materially misleading.
Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.
     The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. It is impossible to predict the ultimate form that any proposed legislation might take or how it might affect us. Future changes in the laws or regulations or their interpretations or enforcement could be materially adverse to our business and our shareholders.
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
     In the course of our business, we may acquire, through foreclosure, commercial properties securing loans that are in default. There is a risk that hazardous substances could be discovered on those properties. In this event, we could be required to remove the hazardous substances from and remediate the properties at our cost and expense. The cost of removal and environmental remediation could be substantial. We may not have adequate remedies against the owners of the properties or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our financial condition and results of operation.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
     As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.
ITEM 2. PROPERTIES.
     Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
     As of the date of this Annual Report on Form 10-K, Park National Bank and its divisions have a total of 43 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has: (a) financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg (two offices) and Utica in Licking County; (b) financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County; (c) a financial service office in West Chester in Butler County; (d) a financial service office in Dayton in Montgomery County; (e) financial service offices in Baltimore, Pickerington (two offices) and Lancaster (eight offices) in Fairfield County; (f) financial service offices in Amelia (two offices), Cincinnati (two offices), Milford (two offices), New Richmond and Owensville in Clermont County; and (g) a financial service office in Anderson in Hamilton County. Park National Bank also has one financial service office in Florence (Boone County), Kentucky. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Division. The financial service offices in Butler, Clermont, Hamilton and Montgomery Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky.
     Of the financial service offices described above, 20 are leased and the remainder are owned. Park National Bank also operates 12 off-site automated teller machines, three of which are operated by the Fairfield National Division and two of which are operated by The Park National Bank of Southwest Ohio & Northern Kentucky.

Richland Trust Company
     As of the date of this Annual Report on Form 10-K, Richland Trust Company has a total of 12 financial service offices, all of which are located in Ohio. Richland Trust Company has eight financial service offices in Mansfield (including its main office) as well as financial service offices in Butler, Lexington, Ontario and Shelby in Richland County. Of these financial service offices, three are leased and the remainder are owned. Richland Trust Company also operates two off-site automated teller machines.
Century National Bank
     As of the date of this Annual Report on Form 10-K, Century National Bank has a total of 16 financial service offices, all of which are located in Ohio. Century National Bank has seven financial service offices (including its main office) and a mortgage lending office in Zanesville in Muskingum County. Century National Bank also has a financial service office in Athens in Athens County, two financial service offices in Coshocton in Coshocton County, a financial service office in Logan in Hocking County, financial service offices in New Concord and Dresden in Muskingum County, a financial service office in New Lexington in Perry County, and a financial service office in Newcomerstown in Tuscarawas County. Of these financial service offices, two are leased and the remainder are owned. Century National Bank also operates three off-site automated teller machines.
First-Knox National Bank
     As of the date of this Annual Report on Form 10-K, First-Knox National Bank and its divisions have a total of 14 financial service offices, all of which are located in Ohio. First-Knox National Bank has three financial service offices (including its main office) and its operations center in Mount Vernon in Knox County. First-Knox National Bank also has financial service offices in Ashland, Loudonville and Perrysville in Ashland County, two financial service offices in Millersburg in Holmes County, financial service offices in Centerburg, Danville and Fredericktown in Knox County, two financial service offices in Mount Gilead in Morrow County and a financial service office in Bellville in Richland County. The financial service offices in Ashland County comprise the Farmers and Savings Division. Of these financial service offices, two are leased and the remainder are owned. First-Knox National Bank also operates 11 off-site automated teller machines, one of which is operated by the Farmers and Savings Division.
United Bank
     As of the date of this Annual Report on Form 10-K, United Bank has a total of eight financial service offices, all of which are located in Ohio. United Bank has its main office in Bucyrus and financial service offices in Crestline and Galion in Crawford County and financial service offices in Caledonia, Marion (two offices), Prospect and Waldo in Marion County. Of these financial service offices, three are leased and the remainder are owned. United Bank also operates one off-site automated teller machine.

Second National Bank
     As of the date of this Annual Report on Form 10-K, Second National Bank has a total of nine financial service offices, all of which are located in Ohio. Second National Bank has five financial service offices (including its main office) in Greenville in Darke County. Second National Bank also has two financial service offices in Arcanum (two offices) and Versailles in Darke County and a financial service office in Fort Recovery in Mercer County. Of these financial service offices, two are leased and the remainder are owned.
Security National Bank
     As of the date of this Annual Report on Form 10-K, Security National Bank and its divisions have a total of 22 financial service offices, all of which are located in Ohio. Security National Bank has six financial service offices (including its main office) in Springfield in Clark County. Security National Bank also has financial service offices in Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County, a financial service office in Jeffersonville in Fayette County, financial service offices in Jamestown (two offices) and Xenia (two offices) in Greene County, and financial service offices in Piqua (three offices including an administrative building), Tipp City and Troy (two offices) in Miami County. The financial service offices in Miami County comprise the Unity National Division. Of these financial service offices, four are leased and the remainder are owned. Security National Bank also operates four off-site automated teller machines.
Citizens National Bank
     As of the date of this Annual Report on Form 10-K, Citizens National Bank has a total of five financial service offices, all of which are located in Ohio. Citizens National Bank has two financial service offices (including its main office) in Urbana in Champaign County. In addition, Citizens National Bank has financial service offices in Mechanicsburg and North Lewisburg in Champaign County and a financial service office in Plain City in Madison County. All of Citizens National Bank’s financial service offices are owned. Citizens National Bank also operates two off-site automated teller machines.
Guardian Finance
     As of the date of this Annual Report on Form 10-K, Guardian Finance has a total of seven financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Delaware in Delaware County, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Centerville in Montgomery County and a financial service office in Mansfield in Richland County where it leases space from Richland Trust Company. All of Guardian Finance’s financial service offices are leased.
Vision Bank
     As of the date of this Annual Report on Form 10-K, Vision Bank had a total of 18 financial service offices. Vision Bank has ten financial service offices in Florida, including its main office in Panama City and two financial service offices in Panama City Beach in Bay County, financial service offices in Port St. Joe, Port St. Joe Beach and Wewahitchka in Gulf County, a loan production office in Tallahassee in Leon County, a financial service office in Destin in Okaloosa County, a financial service office in Navarre in Santa Rosa County and a financial service office in Santa Rosa Beach in Walton County. Vision Bank has eight financial service offices in Alabama, one each in Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale in Baldwin County. Of Vision Bank’s 18 financial service offices, 10 are leased and the remainder are owned. Vision Bank also operates 23 off-site automatic teller machines.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of the shareholders of Park during the fourth quarter of the fiscal year ended December 31, 2007.
PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference from “Table 15 — Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 34.
     The following table provides information regarding purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 31, 2007, as well as information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options.

			Total Number of	Maximum Number of
			Common Shares	Common Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased under the
	Common Shares	Paid per	Announced Plans	Plans or Programs
Period	Purchased	Common Share	or Programs(1)	(2)
October 1 through October 31, 2007	35,400	$79.68	35,400	1,913,251
November 1 through November 30, 2007	96,100	$75.74	96,100	1,815,686
December 1 through December 31, 2007	8,500	$76.70	8,500	1,806,668
Total	140,000	$76.79	140,000	1,806,668

(1)	All of the common shares reported were purchased in the open market under Park’s publicly announced stock repurchase programs.

(2)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase programs.
On November 21, 2005, Park announced that its Board of Directors had granted management the authority to purchase up to an aggregate of 1,000,000 common shares from time to time over the three-year period ending November 20, 2008. During 2007, Park purchased 662,180 common shares under this stock repurchase authorization. As a result, no further common shares remained authorized for repurchase under this stock purchase authorization and the authorization expired in December of 2007.
On July 16, 2007, Park announced that its Board of Directors had authorized management to purchase up to an aggregate of 1,000,000 additional common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. During 2007, Park purchased 7,826 common shares under this authorization. At December 31, 2007, an aggregate of 992,174 common shares remained authorized for repurchase under this stock repurchase authorization.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During 2007, Park purchased 90,525 common shares, to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2007, incentive stock options covering 292,016 common shares were outstanding and 1,207,984 common shares were available for future grants under the 2005 Plan.

The Park National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of December 31, 2007, incentive stock options covering 311,393 common shares were outstanding under the 1995 Plan.
Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 603,409 common shares were outstanding as of December 31, 2007 and 1,207,984 common shares were available for future grants under the 2005 Plan. With 996,899 common shares held as treasury shares for purposes of the 2005 Plan and the 1995 Plan at December 31, 2007, an additional 814,494 common shares remained authorized for repurchase for purposes of funding the 2005 Plan and the 1995 Plan.
ITEM 6. SELECTED FINANCIAL DATA.
          The information called for in this Item 6 is incorporated herein by reference from “Table 13 — Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 33.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
          The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on pages 21 through 35.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     As noted in Note 1 of the Notes to Consolidated Financial Statements under the caption “Derivative Instruments” on page 47 of Park’s 2007 Annual Report, Park and its subsidiaries did not use any derivative instruments in 2007, 2006 or 2005. However, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement with a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25,000,000 issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW — SOURCE OF FUNDS — Subordinated Debentures” on page 25 is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW — CAPITAL RESOURCES — Liquidity and Interest Rate Sensitivity Management,” on pages 31 and 32, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on page 32 of Park’s 2007 Annual Report under the caption “FINANCIAL REVIEW — CONTRACTUAL OBLIGATIONS — Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to

Consolidated Financial Statements included on pages 55 and 56 of Park’s 2007 Annual Report, is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2007 and 2006, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2007, 2006 and 2005, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Chizek and Company LLC) appearing on pages 37 through 59 of Park’s 2007 Annual Report, are incorporated herein by reference. The Report of Ernst & Young LLP, Park’s predecessor independent registered public accounting firm, on the Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the fiscal year ended December 31, 2005, is included on page 42 of this Annual Report on Form 10-K. Quarterly Financial Data provided in “Table 14 — Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2007 Annual Report captioned “FINANCIAL REVIEW,” on page 34, is also incorporated herein by reference.
[Remainder of page intentionally left blank]

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Park National Corporation
We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Park National Corporation and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the accompanying consolidated statements of income, stockholders’ equity and cash flows of Park National Corporation and subsidiaries, present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

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
Management’s Annual Report on Internal Control over Financial Reporting
     The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 36 of Park’s 2007 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
     The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 37 of Park’s 2007 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
     There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
     No response required.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
     The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 21, 2008 (the “2008 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2008 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2008 Proxy Statement”).
     The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2008 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
     The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2008 Proxy Statement.
Committee Charters; Code of Business Conduct and Ethics
     Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee.
     In accordance with the requirements of Section 807 of the AMEX Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary, Park’s Chief Financial Officer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence.
     The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet website located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman. In addition, Park’s Code of Business Conduct and Ethics, as amended on July 16, 2007 and updated July 24, 2007, is filed as Exhibit 14 to this Annual Report on Form 10-K.
Procedures for Recommending Director Nominees
     The information required by Item 407(c)(3) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Nominating Procedures” in Park’s 2008 Proxy Statement.
Audit Committee
     The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS MEETINGS AND COMMITTEES OF THE BOARD — Committees of the Board — Audit Committee” in Park’s 2008 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2008 Proxy Statement.
     The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2008 Proxy Statement.
     The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Park’s 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Beneficial Ownership of Common Shares of Park
     The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2008 Proxy Statement.
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
     The following table shows the number of common shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 1995 Plan and the 2005 Plan outstanding at December 31, 2007, the weighted-average exercise price of those ISOs and the number of common shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2007, excluding common shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan. No further ISOs may be granted under the 1995 Plan. The table does not include common shares subject to outstanding options granted under the Assumed Security Plans. Footnote (2) to the table sets forth the total number of common shares issuable upon exercise of options granted under the Assumed Security Plans which were outstanding at December 31, 2007, and the weighted-average exercise price of those options. Park cannot grant additional options under the Assumed Security Plans.

Number of common
shares remaining
available for
	Number of common		future issuance
	shares to be issued	Weighted-average	under equity
	upon exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding common
	options, warrants	options, warrants	shares reflected in
	and rights	and rights	column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	603,409	$100.21	1,282,604 (1)
Equity compensation plans not approved by shareholders	(2)	(2)	(2)
Total	603,409	$100.21	1,282,604 (1)

(1)	Includes 1,207,984 common shares remaining available for future issuance under the 2005 Plan and 74,620 common shares remaining available for future issuance under the Directors’ Stock Plan.

(2)	The table does not include information for the Assumed Security Plans. A total of 11,782 common shares were issuable upon exercise of options granted under Assumed Security Plans which were outstanding at December 31, 2007. The weighted-average exercise price of all options granted under the Assumed Security Plans which were outstanding at December 31, 2007, was $121.81. Park cannot grant additional options under the Assumed Security Plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Party Transactions
          The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE — Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2008 Proxy Statement.

Director Independence
     The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Independence of Directors” in Park’s 2008 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by Independent Registered Public Accounting Firms” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in Park’s 2008 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements.
The consolidated financial statements (and reports thereon) listed below are filed as a part of this Annual Report on Form 10-K or incorporated herein by reference from Park’s 2007 Annual Report as noted:
Report of Independent Registered Public Accounting Firm
(Crowe Chizek and Company LLC) — Incorporated by
reference from page 37 of Park’s 2007 Annual Report
Report of Independent Registered Public Accounting Firm
(Ernst & Young LLP) — Included on page 42 of this Annual
Report on Form 10-K
Consolidated Balance Sheets at December 31, 2007 and 2006 —
Incorporated by reference from pages 38 and 39 of Park’s
2007 Annual Report
Consolidated Statements of Income for the years ended
December 31, 2007, 2006 and 2005 — Incorporated by
reference from pages 40 and 41 of Park’s 2007 Annual Report
Consolidated Statements of Changes in Stockholders’ Equity for
the years ended December 31, 2007, 2006 and 2005 —
Incorporated by reference from page 42 of Park’s 2007
Annual Report

Consolidated Statements of Cash Flows for the years ended
December 31, 2007, 2006 and 2005 — Incorporated by
reference from page 43 of Park’s 2007 Annual Report
Notes to Consolidated Financial Statements — Incorporated by
reference from pages 44 through 59 of Park’s 2007
Annual Report
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
(a)(3) Exhibits.
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.	Description of Exhibit

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006) (“Park’s 2006 Form 10-K”))

2.2(a)	Second Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Anderson Bank Company dated November 13, 2006, filed on November 16, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-138028)**

2.2(b)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of December 15, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 18, 2006 (File No. 1-13006))

Exhibit No.	Description of Exhibit

2.3	Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

Exhibit No.	Description of Exhibit

3.2(d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 (File No. 1-13006))

4.1(a)	Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)	First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation’s Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park’s March 15, 2007 Form 8-K”))

4.2(a)	Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

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

Exhibit No.	Description of Exhibit

4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith).

10.2†	Summary of Incentive Compensation Plan of Park National Corporation for the twelve-month period ended September 30, 2007 (filed herewith)

10.3(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.3(b)†	Schedule identifying Split-Dollar Agreements between subsidiaries of Park National Corporation and executive officers or employees of such subsidiaries who are directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Form S-4 Registration Statement filed on December 1, 2006 (Registration No. 333-139083))

10.4†	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.5†	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.6(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect during fiscal year ended December 31, 2007 and until February 18, 2008 (filed herewith)

10.6(b)†	Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (incorporated herein by reference to Exhibit 10.7(b) to Park’s 2006 Form 10-K)

Exhibit No.	Description of Exhibit

10.7(a) †	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (filed herewith)

10.7(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)(“Park’s February 19, 2008 Form 8-K”))

10.7(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.8†	Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(a) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.9†	Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(b) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.10†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.11†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.12†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.13†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.14†	Security National Bank and Trust Co. Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Park’s 2004 Form 10-K)

Exhibit No.	Description of Exhibit

10.15†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.16†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.17(a)†	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 — the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-1 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

10.17(b)†	First Amendment to Employment Agreement for J. Daniel Sizemore, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 — the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation (incorporated herein by reference to Exhibit 10.17(b) to Park’s 2006 Form 10-K)

10.18(a)	Credit Agreement, dated as of March 12, 2007, between JPMorgan Chase Bank, N.A. and Park National Corporation (incorporated herein by reference to Exhibit 10.1(a) to Park’s March 15, 2007 Form 8-K)

10.18(b)	Amendment to Credit Agreement, dated as of January 10, 2008, between Park National Corporation and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 11, 2008 (File No. 1-13006) (“Park’s January 11, 2008 Form 8-K”))

10.18(c)	Line of Credit Note, dated January 10, 2008, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.2 to Park’s January 11, 2008 Form 8-K)

10.19(a)†	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, an Alabama banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(e) to Park’s March 15, 2007 Form 8-K)

10.19(b)†	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, an Alabama banking corporation, and J.

Exhibit No.	Description of Exhibit

Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(f) to Park’s March 15, 2007 Form 8-K)

10.19(c)†	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Gulf Shores, Alabama, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13006) (“Park’s September 30, 2007 Form 10-Q))

10.20(a)†	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, FSB (predecessor by merger to Vision Bank, a Florida banking corporation), and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(g) to Park’s March 15, 2007 Form 8-K)

10.20(b)†	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, a Florida banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(h) to Park’s March 15, 2007 Form 8-K)

10.20(c)†	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Panama City, Florida, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1 to Park’s September 30, 2007 Form 10-Q)

10.21	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Bay County Investment Group, LLC, a Florida limited liability company, and Vision Bank, a Florida banking corporation, with respect to purchase and sale of real property located at 2200 Stanford Road, Panama City, Florida (incorporated herein by reference to Exhibit 10.8 to Park’s March 31, 2007 Form 10-Q)

10.22	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Elberta Holdings, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 24989 State Street, Elberta, Alabama and 13027 Main Street, Elberta, Alabama (incorporated herein by reference to Exhibit 10.9 to Park’s March 31, 2007 Form 10-Q)

10.23	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 2201 West 1st Street, Gulf Shores, Alabama (incorporated herein by reference to Exhibit 10.10 to Park’s March 31, 2007 Form 10-Q)

10.24	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability

Exhibit No.	Description of Exhibit

company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 25051 Canal Road, Orange Beach, Alabama (incorporated herein by reference to Exhibit 10.11 to Park’s March 31, 2007 Form 10-Q)

10.25	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.26(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, between one of the bank subsidiaries of Park National Corporation (The Park National Bank, The First-Knox National Bank of Mount Vernon or The Richland Trust Company) and a Non-Employee Director of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.26(b)†	Schedule identifying Split-Dollar Agreements entered into by Non-Employee Directors of Park National Corporation and The Park National Bank, The Richland Trust Company or The First-Knox National Bank of Mount Vernon as identified in such Schedule (incorporated herein by reference to Exhibit 10.2(b) to Park’s January 2, 2008 Form 8-K)

12	Computation of ratios (filed herewith)

13	2007 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 16, 2007 and updated July 24, 2007 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23.1	Consent of Crowe Chizek and Company LLC (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (filed herewith)

Exhibit No.	Description of Exhibit

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the SEC.

**	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the SEC.

†	Management contract or compensatory plan or arrangement.
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

PARK NATIONAL CORPORATION
Date: February 29, 2008	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2008.

Name	Capacity

/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director

/s/ David L. Trautman* David L. Trautman	President, Secretary and Director

/s/ John W. Kozak John W. Kozak	Chief Financial Officer

/s/ Brady T. Burt Brady T. Burt	Chief Accounting Officer

/s/ Nicholas L. Berning* Nicholas L. Berning	Director

/s/ Maureen Buchwald* Maureen Buchwald	Director

/s/ James J. Cullers* James J. Cullers	Director

Name	Capacity

/s/ Harry O. Egger* Harry O. Egger	Director

/s/ F. William Englefield IV* F. William Englefield IV	Director

/s/ William T. McConnell* William T. McConnell	Director

/s/ John J. O’Neill* John J. O’Neill	Director

/s/ William A. Phillips* William A. Phillips	Director

/s/ J. Gilbert Reese* J. Gilbert Reese	Director

/s/ Rick R. Taylor* Rick R. Taylor	Director

/s/ Leon Zazworsky* Leon Zazworsky	Director

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 29th day of February, 2008.

By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION
Annual Report on Form 10-K
for the
Fiscal Year Ended December 31, 2007
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006) (“Park’s 2006 Form 10-K”))

2.2(a)	Second Amended and Restated Agreement and Plan of Merger, dated to be effective as of August 14, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (the “Anderson Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Anderson Bank Company dated November 13, 2006, filed on November 16, 2006 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-138028)**

2.2(b)	Amendment to the Second Amended and Restated Agreement and Plan of Merger, entered into as of December 15, 2006, by and among Park National Corporation, The Park National Bank and Anderson Bank Company (incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 18, 2006 (File No. 1-13006))

2.3	Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report

Exhibit No.	Description of Exhibit

on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Regulations of Park National Corporation (reflecting amendments through April 17, 2006) [for purposes of SEC reporting compliance only]

Exhibit No.	Description of Exhibit

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

4.2(b)	Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

4.3	Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among

Exhibit No.	Description of Exhibit

Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith).

10.2†	Summary of Incentive Compensation Plan of Park National Corporation for the twelve-month period ended September 30, 2007 (filed herewith)

10.3(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.3(b)†	Schedule identifying Split-Dollar Agreements between subsidiaries of Park National Corporation and executive officers or employees of such subsidiaries who are directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Form S-4 Registration Statement filed on December 1, 2006 (Registration No. 333-139083))

10.4†	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.5†	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.6(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect during fiscal year ended December 31, 2007 and until February 18, 2008 (filed herewith)

Exhibit No.	Description of Exhibit

10.6(b)†	Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (incorporated herein by reference to Exhibit 10.7(b) to Park’s 2006 Form 10-K)

10.7(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (filed herewith)

10.7(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)(“Park’s February 19, 2008 Form 8-K”))

10.7(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.8†	Security Banc Corporation 1987 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(a) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.9†	Security Banc Corporation 1995 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(b) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.10†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.11†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.12†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to

Exhibit No.	Description of Exhibit

Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.13†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.14†	Security National Bank and Trust Co. Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.16 to Park’s 2004 Form 10-K)

10.15†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005
Form 8-K”))

10.16†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005
Form 8-K)

10.17(a)†	Employment Agreement for J. Daniel Sizemore, entered into September 14, 2006, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 – the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation) (incorporated herein by reference to Exhibit C-1 to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

10.17(b)†	First Amendment to Employment Agreement for J. Daniel Sizemore, entered into February 6, 2007, by and among Park National Corporation; Vision Bank, an Alabama banking corporation; Vision Bank, a Florida banking corporation; and J. Daniel Sizemore effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007 – the effective time of the merger of Vision Bancshares, Inc. with and into Park National Corporation (incorporated herein by reference to Exhibit 10.17(b) to Park’s 2006 Form 10-K)

10.18(a)	Credit Agreement, dated as of March 12, 2007, between JPMorgan Chase Bank, N.A. and Park National Corporation (incorporated herein by reference to Exhibit 10.1(a) to Park’s March 15, 2007 Form 8-K)

10.18(b)	Amendment to Credit Agreement, dated as of January 10, 2008, between Park National Corporation and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current

Exhibit No.	Description of Exhibit

Report on Form 8-K dated and filed on January 11, 2008 (File No. 1-13006) (“Park’s January 11, 2008 Form 8-K”))

10.18(c)	Line of Credit Note, dated January 10, 2008, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.2 to Park’s January 11, 2008 Form 8-K)

10.19(a)†	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, an Alabama banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(e) to Park’s March 15, 2007
Form 8-K)

10.19(b)†	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, an Alabama banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(f) to Park’s March 15, 2007 Form 8-K)

10.19(c)†	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Gulf Shores, Alabama, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.2 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 (File No. 1-13006) (“Park’s September 30, 2007 Form 10-Q))

10.20(a)†	Salary Continuation Agreement, adopted as of July 14, 2004, between Vision Bank, FSB (predecessor by merger to Vision Bank, a Florida banking corporation), and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(g) to Park’s March 15, 2007 Form 8-K)

10.20(b)†	First Amendment to the Vision Bank Salary Continuation Plan, adopted as of June 26, 2006, between Vision Bank, a Florida banking corporation, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1(h) to Park’s March 15, 2007 Form 8-K)

10.20(c)†	Second Amendment to the Vision Bank Salary Continuation Plan dated July 14, 2004 for J. Daniel Sizemore, executed and effective June 1, 2007, between Vision Bank, a state-chartered commercial bank located in Panama City, Florida, and J. Daniel Sizemore (incorporated herein by reference to Exhibit 10.1 to Park’s September 30, 2007 Form 10-Q)

10.21	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Bay County Investment Group, LLC, a Florida limited liability company, and Vision Bank, a Florida banking corporation, with respect to purchase and sale of real property located at 2200 Stanford Road, Panama City, Florida (incorporated herein by reference to Exhibit 10.8 to Park’s March 31, 2007 Form 10-Q)

Exhibit No.	Description of Exhibit

10.22	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Elberta Holdings, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 24989 State Street, Elberta, Alabama and 13027 Main Street, Elberta, Alabama (incorporated herein by reference to Exhibit 10.9 to Park’s March 31, 2007 Form 10-Q)

10.23	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 2201 West 1st Street, Gulf Shores, Alabama (incorporated herein by reference to Exhibit 10.10 to Park’s March 31, 2007 Form 10-Q)

10.24	Agreement for Purchase and Sale, made and entered into as of March 26, 2007, between Gulf Shores Investment Group, LLC, an Alabama limited liability company, and Vision Bank, an Alabama banking corporation, with respect to purchase and sale of real property located at 25051 Canal Road, Orange Beach, Alabama (incorporated herein by reference to Exhibit 10.11 to Park’s March 31, 2007 Form 10-Q)

10.25	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008
Form 8-K)

10.26(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, between one of the bank subsidiaries of Park National Corporation (The Park National Bank, The First-Knox National Bank of Mount Vernon or The Richland Trust Company) and a Non-Employee Director of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.26(b)†	Schedule identifying Split-Dollar Agreements entered into by Non-Employee Directors of Park National Corporation and The Park National Bank, The Richland Trust Company or The First-Knox National Bank of Mount Vernon as identified in such Schedule (incorporated herein by reference to Exhibit 10.2(b) to Park’s January 2, 2008 Form 8-K)

12	Computation of ratios (filed herewith)

13	2007 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 16, 2007 and updated July 24, 2007 (filed herewith)

Exhibit No.	Description of Exhibit

21	Subsidiaries of Park National Corporation (filed herewith)

23.1	Consent of Crowe Chizek and Company LLC (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification – Principal Financial Officer (filed herewith)

32	Section 1350 Certification – Principal Executive Officer and Principal Financial Officer (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the SEC.

**	The Anderson Disclosure Schedule referenced in the Anderson Merger Agreement has been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park hereby undertakes to furnish supplementally a copy of the Anderson Disclosure Schedule upon request by the SEC.

†	Management contract or compensatory plan or arrangement.