Form 10-Q
period 2008-03-31
PARK NATIONAL CORP /OH/
filed 2008-05-06
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes       ☑       No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐      No ☑
13,964,560 Common shares, no par value per share, outstanding at April 30, 2008.

PARK NATIONAL CORPORATION

CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3-22

Consolidated Condensed Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	3

Consolidated Condensed Statements of Income for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4-5

Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	7-8

Notes to Consolidated Condensed Financial Statements	9-22

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	40-45

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40-41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41-42

Item 3. Defaults Upon Senior Securities	42

Item 4. Submission of Matters to a Vote of Security Holders	42-43

Item 5. Other Information	43

Item 6. Exhibits	44

SIGNATURES	46
EX-3.2(D)
EX-3.2(E)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	March 31,	December 31,
	2008	2007

Assets:
Cash and due from banks	$176,350	$183,165

Money market instruments	8,546	10,232

Cash and cash equivalents	184,896	193,397

Interest bearing deposits	1	1

Securities available-for-sale, at fair value (amortized cost of $1,661,576 and $1,473,052 at March 31, 2008 and December 31, 2007)	1,684,276	1,474,517

Securities held-to-maturity, at amortized cost (fair value approximates $205,805 and $161,414 at March 31, 2008 and December 31, 2007)	207,139	165,421

Other investment securities	64,620	63,165

Loans	4,253,363	4,224,134

Allowance for loan losses	85,848	87,102

Net loans	4,167,515	4,137,032

Bank premises and equipment, net	68,816	66,634

Bank owned life insurance	128,726	119,472

Goodwill and other intangible assets	143,550	144,556

Other assets	131,826	136,907

Total assets	$6,781,365	$6,501,102

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$711,151	$695,466

Interest bearing	3,808,605	3,743,773

Total deposits	4,519,756	4,439,239

Short-term borrowings	753,953	759,318

Long-term debt	787,512	590,409

Subordinated Debentures	40,000	40,000

Other liabilities	88,965	92,124

Total liabilities	6,190,186	5,921,090

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,188 shares issued at 2008 and 16,151,200 shares issued at 2007)	301,213	301,213

Retained earnings	487,443	489,511

Treasury stock (2,186,624 shares at 2008 and 2,186,624 shares at 2007)	(208,104)	(208,104)

Accumulated other comprehensive income (loss), net of taxes	10,627	(2,608)

Total stockholders’ equity	591,179	580,012

Total liabilities and stockholders’ equity	$6,781,365	$6,501,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Interest and dividends income:

Interest and fees on loans	$79,010	$71,182

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	20,705	18,547

Obligations of states and political subdivisions	654	813

Other interest income	99	294

Total interest and dividends income	100,468	90,836

Interest expense:

Interest on deposits:
Demand and savings deposits	7,358	8,097

Time deposits	19,199	17,581

Interest on borrowings:
Short-term borrowings	4,751	3,918

Long-term debt	7,676	6,342

Total interest expense	38,984	35,938

Net interest income	61,484	54,898

Provision for loan losses	7,394	2,205

Net interest income after provision for loan losses	54,090	52,693

Other income:
Income from fiduciary activities	3,573	3,504

Service charges on deposit accounts	5,784	4,847

Other service income	3,077	2,505

Other	8,605	5,318

Total other income	21,039	16,174

Gain on sale of securities	309	—

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Other expense:

Salaries and employee benefits	$24,671	$23,061

Occupancy expense	3,025	2,560

Furniture and equipment expense	2,317	2,176

Other expense	13,264	11,512

Total other expense	43,277	39,309

Income before income taxes	32,161	29,558

Income taxes	9,183	8,495

Net income	$22,978	$21,063

Per Share:

Net income:
Basic	$1.65	$1.49

Diluted	$1.65	$1.49

Weighted average
Basic	13,964,572	14,121,331

Diluted	13,964,572	14,138,517

Cash dividends declared	$0.94	$0.93

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2008 and 2007	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	($143,371)	($22,820)

Net Income		21,063			$21,063

Other comprehensive income (loss), net of tax:
Unrealized net holding gain on securities available-for-sale, net of taxes $1,997				3,709	3,709

Total comprehensive income					$24,772

Cash dividends on common stock at $.93 per share		(12,949)

Cash payment for fractional shares in dividend reinvestment plan	(1)

Treasury stock purchased - 52,434 shares			(4,862)

Treasury stock reissued for stock options - 2,846 shares			233

Shares issued for Vision Bancshares purchase - 792,937 shares	83,258

BALANCE AT MARCH 31, 2007	$300,324	$527,677	($148,000)	($19,111)

BALANCE AT DECEMBER 31, 2007	$301,213	$489,511	($208,104)	($2,608)

Net Income		22,978			$22,978

Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of taxes ($306)				(568)	(568)

Unrealized net holding gain on securities available-for-sale, net of taxes $7,432				13,803	13,803

Total comprehensive income					$36,213

Cash dividends on common stock at $.94 per share		(13,081)

Postretirement benefit pertaining to endorsement split-dollar life insurance		(11,634)

FAS 158 measurement date adjustment, net of taxes ($178)		(331)

BALANCE AT MARCH 31, 2008	$301,213	$487,443	($208,104)	$10,627

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating activities:

Net income	$22,978	$21,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	(128)	(569)

Provision for loan losses	7,394	2,205

Stock dividends on Federal Home Loan Bank stock	(725)	—

Realized net investment security (gains)	(309)	—

Amortization of core deposit intangibles	1,006	684

Changes in assets and liabilities:
Increase in other assets	(7,908)	(6,172)

Increase (decrease) in other liabilities	1,884	(671)

Net cash provided from operating activities	24,192	16,540

Investing activities:

Proceeds from sales of available-for-sale securities	25,309	—

Proceeds from maturity of:
Available-for-sale securities	106,059	195,424

Held-to-maturity securities	164	2,853

Purchases of:
Available-for-sale securities	(319,139)	(239,330)

Held-to-maturity securities	(41,882)	—

Net (increase) in other investments	(730)	—

Net (increase) in loans	(36,299)	(13,530)

Cash paid for acquisition, net	—	(44,993)

Purchases of bank owned life insurance, net	(8,100)	—

Purchases of premises and equipment, net	(4,076)	(10,508)

Net cash used by investing activities	(278,694)	(110,084)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007

Financing activities:

Net increase in deposits	$80,517	$149,848

Net (decrease) in short-term borrowings	(5,365)	(11,324)

Proceeds from exercise of stock options	—	233

Purchase of treasury stock	—	(4,862)

Cash payment for fractional shares in dividend reinvestment plan	—	(1)

Long-term debt issued	200,000	75,100

Repayment of long-term debt	(2,897)	(77,680)

Cash dividends paid	(26,254)	(25,896)

Net cash provided from financing activities	246,001	105,418

(Decrease) increase in cash and cash equivalents	(8,501)	11,874

Cash and cash equivalents at beginning of year	193,397	186,256

Cash and cash equivalents at end of period	$184,896	$198,130

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$38,396	$35,829

Income taxes	$1,000	$2,600

Summary of business acquisition:
Fair value of assets acquired	—	$686,512

Cash paid for purchase of Vision Bancshares	—	(87,843)

Stock issued for purchase of Vision Bancshares	—	(83,258)

Fair value of liabilities assumed	—	(624,432)

Goodwill recognized	—	($109,021)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2008 and 2007.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2008.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles. These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2007 from Park’s 2007 Annual Report to Shareholders.
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2007 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Note 2 — Acquisitions and Intangible Assets
On March 9, 2007, Park acquired all of the stock and outstanding stock options of Vision Bancshares, Inc. for $87.8 million in cash and 792,937 shares of Park common stock valued at $83.3 million or $105.00 per share. The goodwill recognized as a result of this acquisition was $109.0 million. Substantially, none of the goodwill is tax deductible. Management continues to expect that the acquisition of Vision will improve the future growth rate for Park’s loans and deposits. The fair value of the acquired assets of Vision was $686.5 million and the fair value of the liabilities assumed was $624.4 million at March 9, 2007.
During the first quarter of 2008, loans at Vision Bank have grown by $26 million to $666 million at March 31, 2008. For the twelve months ended March 31, 2008, Vision Bank had loan growth of $67 million or 11.3%, while the Ohio-based banks had loan growth of $97 million or 2.8% for the same period.
Additional information pertaining to Park’s acquisitions made during 2007 is discussed in Note 2 of the Notes to Consolidated Financial Statements included in Park’s 2007 Annual Report to Shareholders.
The following table shows the activity in goodwill and core deposit intangibles during the first three months of 2008.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2007	$127,320	$17,236	$144,556
Amortization	—	<1,006>	<1,006>
March 31, 2008	$127,320	$16,230	$143,550

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision Bank and the Millersburg branch purchase core deposit intangibles is six years. Management expects that the core deposit amortization expense will be $1.0 million for the second, third and fourth quarters of 2008.
Core deposit amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2008	$4,025
2009	$3,746
2010	$3,422
2011	$2,677
2012	$2,677
Total	$16,547
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. During the fourth quarter of 2007, Park’s management determined that the goodwill from the Vision Bank acquisition on March 9, 2007 could possibly be impaired due to the significant deterioration in the credit condition of Vision Bank. Nonperforming loans at Vision Bank increased from $26.3 million at September 30, 2007 to $63.5 million at December 31, 2007 or 9.9% of year-end loan balances. Net loan charge-offs were $6.4 million for the fourth quarter or an annualized 3.99% of average loan balances. Management determined that due to these severe credit conditions, a valuation of the fair value of Vision Bank be computed to determine if the goodwill of $109.0 million was impaired. Management determined that an impairment charge of $54.0 million was appropriate; therefore, the current carrying value of goodwill resulting from the Vision acquisition is $55.0 million at March 31, 2008.
Goodwill for the Ohio-based banks was evaluated during the first quarter of 2008, and no impairment charge was necessary.
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

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Average Loans	$4,229,423	$3,631,168

Allowance for Loan Losses:
Beginning Balance	$87,102	$70,500

Charge-Offs:
Commercial, Financial and Agricultural	421	1,117
Real Estate — Construction	2,611	56
Real Estate — Residential	3,599	961
Real Estate — Commercial	1,100	53
Consumer	2,270	1,777
Lease Financing	—	—

Total Charge-Offs	10,001	3,964

Recoveries:
Commercial, Financial and Agricultural	216	314
Real Estate — Construction	—	—
Real Estate — Residential	64	145
Real Estate — Commercial	17	250
Consumer	1,050	1,034
Lease Financing	6	21

Total Recoveries	1,353	1,764

Net Charge-Offs	8,648	2,200

Provision for Loan Losses	7,394	2,205
Allowance for Loan Losses of Acquired Banks	—	9,334

Ending Balance	$85,848	$79,839

Annualized Ratio of Net Charge-Offs to Average Loans	.82%	.25%
Ratio of Allowance for Loan Losses to End of Period Loans	2.02%	1.95%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007.

(Dollars in Thousands, Except Per Share Data)
	Three Months Ended
	March 31,
	2008	2007
Numerator:
Net Income	$22,978	$21,063
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	13,964,572	14,121,331
Effect of Dilutive Securities	—	17,186
Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	13,964,572	14,138,517
Earnings per Share:
Basic Earnings Per Share	$1.65	$1.49
Diluted Earnings Per Share	$1.65	$1.49
For the three months ended March 31, 2008, options to purchase 601,919 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the respective option exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The amount of 601,919 represented all outstanding options at March 31, 2008. For the three months ended March 31, 2007, options to purchase 652,224 shares of common stock were outstanding but not included in the computation of diluted net income per share due to their having the same anti-dilutive effect as those disclosed for the three months ended March 31, 2008.
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

Operating Results for the Three Months Ended March 31, 2008						Balances at
(In Thousands)						March 31, 2008
			Other Income
			and
	Net Interest	Provision for	Gain on Sale	Other	Net Income
	Income	Loan Losses	of Securities	Expense	(Loss)	Assets
PNB	$19,451	$764	$9,159	$12,708	$9,906	$2,491,954
RTC	4,628	75	1,640	2,612	2,354	537,398
CNB	6,689	50	2,184	4,044	3,159	725,039
FKNB	8,127	575	2,729	4,635	3,719	792,063
UB	1,915	—	689	1,433	789	204,195
SNB	3,441	290	721	1,953	1,318	447,380
SEC	6,991	340	2,897	5,413	2,851	826,673
CIT	1,211	—	405	1,032	399	143,508
VIS	6,846	4,800	1,082	6,128	<1,832>	917,869
All Other	2,185	500	<158>	3,319	315	<304,714>

TOTAL	$61,484	$7,394	$21,348	$43,277	$22,978	$6,781,365

Operating Results for the Three Months Ended March 31, 2007						Balances at
(In Thousands)						March 31, 2007
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$18,136	$620	$6,871	$12,869	$7,795	$2,037,618
RTC	4,276	420	1,223	2,867	1,467	548,437
CNB	6,213	440	1,951	4,205	2,341	719,702
FKNB	7,713	255	1,904	4,635	3,121	761,678
UB	1,871	20	588	1,678	522	209,681
SNB	3,071	40	599	2,051	1,105	392,537
SEC	7,596	140	2,243	5,200	3,057	850,713
CIT	1,309	40	394	1,058	412	154,444
VIS	2,075	—	266	1,405	581	813,074
All Other	2,638	230	135	3,341	662	<179,829>

TOTAL	$54,898	$2,205	$16,174	$39,309	$21,063	$6,308,055

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “all other” row are used to reconcile the segment totals to the consolidated condensed statements of income for the periods ended March 31, 2008 and 2007. The reconciling amounts for consolidated total assets for both of the periods ended March 31, 2008 and 2007 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated. The results for Vision Bank for March 31, 2007 are from the acquisition date of March 9, 2007 through March 31, 2007.
Note 7 — Stock Option Plans
Park did not grant any stock options during the first quarter of 2008 or the first quarter of 2007. Additionally, no stock options became vested during the first quarter of 2008 or 2007.
The following table summarizes stock option activity during the first three months of 2008.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2007	615,191	$100.63
Granted	—	—
Exercised	—	—
Forfeited/Expired	<13,272>	100.60

Outstanding at March 31, 2008	601,919	$100.63

All of the stock options outstanding at March 31, 2008 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2008 was $0.
No options were exercised during the first quarter of 2008. The intrinsic value of the stock options exercised during the first quarter of 2007 was $47,000. The weighted average contractual remaining term was 1.8 years for the stock options outstanding at March 31, 2008.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At March 31, 2008, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 590,254 common shares were outstanding. The remaining outstanding stock options at March 31, 2008 covering 11,665 common shares were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At March 31, 2008, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).

Note 8 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	March 31,	December 31,
(In Thousands)	2008	2007
Commercial, Financial and Agricultural	$616,844	$613,282
Real Estate:
Construction	531,657	536,389
Residential	1,504,305	1,481,174
Commercial	997,026	993,101
Consumer	596,847	593,388
Leases	6,684	6,800

Total Loans	$4,253,363	$4,224,134

Note 9 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment. No impairment charges have been deemed necessary in 2008 or 2007. The unrealized losses on debt securities are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross	Gross
March 31, 2008		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$157,847	$3,698	$—	$161,545
Obligation of States and Political Subdivisions	40,519	749	20	41,248
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,460,769	18,837	423	1,479,183
Equity Securities	2,441	393	534	2,300
Total	$1,661,576	$23,677	$977	$1,684,276

		Gross	Gross
March 31, 2008		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$13,546	$152	$—	$13,698
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	193,593	96	1,582	192,107
Total	$207,139	$248	$1,582	$205,805

(In Thousands)
		Gross	Gross
December 31, 2007		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$200,996	$2,562	$—	$203,558
Obligation of States and Political Subdivisions	44,805	716	20	45,501
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,224,958	6,292	8,115	1,223,135
Equity Securities	2,293	420	390	2,323
Total	$1,473,052	$9,990	$8,525	$1,474,517

		Gross	Gross
December 31, 2007		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$13,551	$127	$—	$13,678
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	151,870	2	4,136	147,736
Total	$165,421	$129	$4,136	$161,414

For the first quarter ended March 31, 2008, the tax equivalent yield on the total investment portfolio was 5.07% and the average maturity was 3.4 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 86% of the total investment portfolio at the end of the first quarter of 2008. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.5 years with a 100 basis point increase in long-term interest rates and to 5.0 years with a 200 basis point increase in long-term interest rates. Conversely, management estimates that repayments would increase and that the average maturity of the investment portfolio would decrease to 2.2 years and 1.4 years respectively, with a 100 basis point and 200 basis point decrease in long-term rates.
Note 10 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	March 31,	December 31,
(In Thousands)	2008	2007
Federal Home Loan Bank Stock	$58,209	$56,754
Federal Reserve Bank Stock	6,411	6,411

Total	$64,620	$63,165

Note 11 — Benefit Plans
Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.
Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Management does not expect to make a pension plan contribution in 2008.
The following table shows the components of net periodic benefit expense.

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Service Cost	$863	$810
Interest Cost	789	776
Expected Return on Plan Assets	<1,152>	<1,066>
Amortization of Prior Service Cost	8	8
Recognized Net Actuarial Loss	—	138

Benefit Expense	$508	$666

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132R.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet, beginning with fiscal year-end December 31, 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Park had a pension asset and liability valuation performed as of September 30, 2007, and as a result of the SFAS No. 158 measurement date provisions, Park was required to adjust retained earnings for three-fifteenths (20%) of the estimated expense for 2008. Therefore, Park has charged approximately $0.3 million to retained earnings on January 1, 2008 (net of taxes) to reflect the expense pertaining to three months of pension plan expense.
Note 12 — Recent Accounting Pronouncements
In July 2006, the Emerging Issues Task Force (“EITF”) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-04”). This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard was effective for Park beginning January 1, 2008.
At March 31, 2008, Park and its subsidiary banks owned $128.7 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has completed its evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s consolidated financial statements. On January 1, 2008, Park charged approximately $11.6 million to retained earnings and recorded a corresponding liability for the same amount.
In Note 1 to Park’s 2007 Annual Report, Park reported that the EITF 06-04 charge to retained earnings would be approximately $7.5 million, net of deferred tax and that a corresponding liability of $11.6 million would be recorded. During the first quarter of 2008, management came to the conclusion that the book liability of $11.6 million would be a permanent tax item and the company would not receive a tax deduction. As such, no deferred tax asset was recognized.

Fair Value Measurements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management believes that the impact of adoption resulted in enhanced footnote disclosures; however, the adoption did not materially impact the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Changes in Stockholders’ Equity, or the Consolidated Statements of Cash Flows. (See Note 15 to these unaudited consolidated financial statements).
At the February 12, 2008 FASB meeting, the Board decided to defer the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. Non-financial assets and liabilities may include (but are not limited to); (i) non-financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, (ii) reporting units measured at fair value in the first step of a goodwill impairment test described in SFAS No. 142, and (iii) non-financial assets and liabilities measured at fair value in the second step of a goodwill impairment test described in SFAS No. 142.
Accounting for Written Loan Commitments Recorded at Fair Value
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supercedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption of this standard was not material.

Accounting for Business Combinations
On December 4, 2007, the FASB issued Statement No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Statement does not apply to combinations between entities under common control. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Note 13 — Derivative Instruments
Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.
During the first quarter of 2008, the Company executed a interest rate swap to hedge a $25 million floating-rate subordinated note that was entered into by Park during the fourth quarter of 2007. The Company’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. Our interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount.
As of March 31, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
At March 31, 2008, the derivative’s fair value of ($874,000) was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At March 31, 2008, the variable rate on the $25 million subordinated note was 4.67% (LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the quarter ended March 31, 2008, the change in the fair value of the derivative designated as a cash flow hedge reported other comprehensive income was $568,000 (net of taxes of $306,000). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
Note 14 — Guarantees
Pursuant to the requirements of Financial Accounting Standards Board (“FASB”) Interpretation 45 (“FIN 45”), Park recorded a contingent legal liability of $.9 million during the fourth quarter of 2007. This was a result of an announcement Visa made in the fourth quarter of 2007 that it was establishing litigation reserves for the settlement of a lawsuit and for additional potential settlements with other parties. Park recorded the contingent legal liability based on Visa’s announcements and Park’s membership interest in Visa. Visa had a successful initial public offering (“IPO”) during the first quarter of 2008. Visa used a portion of the IPO proceeds to fund an escrow account that will be used to pay litigation settlements. As a result of the IPO, Park was able to reverse the entire litigation liability and recognize as income $.9 million during the first quarter of 2008. This is reflected in other income within the unaudited consolidated condensed statement of income.
At the time of the IPO, Park held 132,876 Class B Common Shares of Visa. During the first quarter of 2008, Visa redeemed 51,373 of these shares and paid Park $2.2 million, which was recognized as income in other income within the unaudited consolidated condensed statement of income. The unredeemed shares are recorded at their original cost basis of zero.
Note 15 — Fair Value
SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that Park uses to measure fair value:
•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

•	Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, etc.
Fair value is defined as the price that would be received to sell an asset or transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.

Assets and Liabilities Measured on a Recurring Basis:
The following table presents financial assets and liabilities measured on a recurring basis:
Fair Value Measurements at Reporting Date Using
(In Thousands)

		Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	03/31/08	(Level 1)	(Level 2)	(Level 3)
Available for Sale Securities	$1,684,276	$987	$1,680,427	$2,862
Interest Rate Swap	<874>	—	<874>
Total	$1,683,402	$987	$1,679,553	$2,862
The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs:
Fair Value Measurements at Reporting Date Using
Significant Unobservable Inputs (Level 3)
(In Thousands)

AFS Securities
Beginning Balance	$2,969
Total Unrealized (Losses)/Gains Included in Other Comprehensive Income	<107>
Ending Balance	$2,862
Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:
Fair Value Measurements at Reporting Date Using
(In Thousands)

Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	03/31/08	(Level 1)	(Level 2)	(Level 3)
FAS 114 Impaired Loans	$87,642	—	—	$87,642
Impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying amount of $92.4 million, with a valuation allowance of $4.8 million, resulting in an additional provision for loan losses of $1.4 million for the period.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risk and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Vision Bank’s loan portfolio may be worse than expected; Park’s ability to execute its business plan successfully and within the expected timeframe; Park’s ability to successfully integrate acquisitions into Park’s operations; Park’s ability to achieve the anticipated cost savings and revenue synergies from acquisitions; general economic and financial market conditions, either national or in the state in which Park and its subsidiaries do business, are less favorable than expected; Park’s ability to convert its Ohio-based community banking subsidiaries and divisions to one operating system and combine their charters; deterioration in credit conditions in the markets in which Park’s subsidiary banks operate; changes in the interest rate environment reduce net interest margins; competitive pressures among financial institutions increase significantly; changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; the effect of critical accounting policies and judgments; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date hereof. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2007 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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
Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgement in estimating the amount of loss associated with specific impaired loans.
Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration analysis is performed on certain commercial, commercial real estate and construction loans. These are loans above a fixed dollar amount that are assigned an internal credit rating. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is dependent on their net charge-off history.
Management also evaluates the impact of environmental factors which pose additional risks. Such environmental factors include: national and local economic trends and conditions; experience, ability, and depth of lending management and staff; effects of any changes in lending policies and procedures; levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgement.
Park’s recent adoption of SFAS No. 157 (See Note 15 to this Form 10-Q) on January 1, 2008 required management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. This statement also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of this could be based on internal models and cash flow analysis. At March 31, 2008, the Level 3 inputs for Park had an aggregate fair value of approximately $91 million. This was 5.11% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $88 million (or 97%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available for sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies Statement of Financial Accounting Standards (“SFAS”) No. 142, “Accounting for Goodwill and Other Intangible Assets” establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks and banking industry comparable information.
During the fourth quarter of 2007, Park’s management determined that Vision Bank had significant credit problems and concluded that an impairment analysis needed to be done on the goodwill balance at Vision Bank. As a result of this impairment analysis, Vision Bank recorded a goodwill impairment charge of $54.0 million during the fourth quarter of 2007. This impairment charge reduced the goodwill balance carried on the books of Vision Bank to $55.0 from $109.0 million.
At March 31, 2008, on a consolidated basis, Park had core deposit intangibles of $16.2 million subject to amortization and $127.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheets of Park’s Ohio-based banks totaled $5.8 million and the core deposit intangibles at Vision Bank were $10.4 million. The goodwill assets carried on the balance sheets of Park’s Ohio-based banks totaled $72.3 million and the goodwill balance at Vision Bank was $55.0 million. During the first quarter of 2008, Park’s management evaluated the goodwill for Park’s Ohio-based banks for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based banks exceeded the carrying value and accordingly was not impaired. An impairment analysis was not performed on the goodwill at Vision Bank during the first quarter of 2008 because the impairment analysis was completed for Vision Bank at year-end 2007. Park’s management will review the goodwill at Vision Bank for impairment during the fourth quarter of 2008.
Comparison of Results of Operations
For the Three Months Ended March 31, 2008 and 2007
Summary Discussion of Results
Net income for the first quarter of 2008 increased by $1.9 million or 9.1% to $23.0 million compared to $21.1 million for the first three months of 2007. Diluted earnings per share increased by $.16 or 10.7% to $1.65 for the first quarter of 2008 compared to $1.49 for the same period in 2007.
The annualized net income to average asset ratio (ROA) was 1.42% for the first quarter of 2008 and was 1.51% for the same period in 2007. The annualized net income to average equity ratio (ROE) was 16.02% for the first three months of 2008 and was 14.58% for the first quarter of 2007.

Park’s management uses certain non-GAAP (generally accepted accounting principles) financial measures to evaluate Park’s performance. Specifically, management reviews return on average tangible realized equity (ROTRE) and has included in this Quarterly Report on Form 10-Q information relating to ROTRE for the three-month periods ended March 31, 2008 and 2007. For purposes of calculating the non-GAAP financial measure of ROTRE, annualized net income for each period is divided by average tangible realized equity during the period. Average tangible realized equity equals average stockholders’ equity during the applicable period less (i) average goodwill and other intangible assets during the period and (ii) average accumulated other comprehensive income (loss), net of taxes, during the period. Management believes that ROTRE presents a meaningful view of Park’s operating performance and ensures comparability of operating performance from period to period while eliminating certain non-operational effects of acquisitions and unrealized gains and losses arising from mark-to-market accounting for the fair market value of investment securities.
Reconciliation of average stockholders’ equity to average tangible realized equity:

	Three Months Ended
	March 31,
(In Thousands)	2008	2007
Average Stockholders’ Equity	$576,879	$585,702
Less: Avg. Goodwill and Other Intangible Assets	<144,119>	<108,794>
Plus: Avg. Accumulated Other Comprehensive (Income) Loss, Net of Taxes	<7,306>	22,810
Average Tangible Realized Equity	$425,454	$499,718
The reconciliation is provided for the purpose of complying with SEC Regulations G and not as an indication that return on average tangible realized equity is a substitute for return on average equity as determined in accordance with GAAP.
The ROTRE was 21.72% for the first quarter of 2008 and was 17.09% for the first quarter of 2007.
The following tables compare the components of net income for the first quarter of 2008 and the first quarter of 2007. The summary income statements are for Park, Vision Bank and Park Excluding Vision Bank.
Park-Summary Income Statement
For the Three Months Ended March 31, 2008 and March 31, 2007

	(In Thousands)
	2008	2007	Change	% Change
Net Interest Income	$61,484	$54,898	$6,586	12.0%
Provision for Loan Losses	7,394	2,205	5,189	235.3%
Other Income	21,039	16,174	4,865	30.1%
Gain on Sale of Securities	309	—	309
Other Expense	43,277	39,309	3,968	10.1%

Income Before Taxes	$32,161	$29,558	$2,603	8.8%

Income Taxes	9,183	8,495	688	8.1%

Net Income	$22,978	$21,063	$1,915	9.1%

Park acquired Vision Bancshares Inc. on March 9, 2007 and accordingly the operating results for Vision Bank for the first quarter of 2007 only include the revenue and expense from the date of acquisition through the end of March. As a result, the percentage increases in the various components of the income statement are larger than normal.

Vision Bank-Summary Income Statement
For the Three Months Ended March 31, 2008 and March 31, 2007

	(In Thousands)
				%
	2008	2007	Change	Change
Net Interest Income	$6,846	$2,075	$4,771	229.9%
Provision for Loan Losses	4,800	—	4,800
Other Income	1,082	266	816	306.8%
Other Expense	6,128	1,405	4,723	336.2%

Income (Loss) Before Taxes	<$3,000>	$936	<$3,936>	<420.5%>

Income Taxes	<1,168>	356	<1,524>	<428.1%>

Net Income (Loss)	<$1,832>	$580	<$2,412>	<415.9%>

Vision Bank continued to have significant credit problems during the first quarter of 2008, as net loan charge-offs were $5.5 million or an annualized 3.37% of average loans. The large loan loss provision of $4.8 million generated a $1.8 million loss for the first three months of 2008.
Park Excluding Vision Bank-Summary Income Statement
For the Three Months Ended March 31, 2008 and March 31, 2007

	(In Thousands)
				%
	2008	2007	Change	Change
Net Interest Income	$54,638	$52,823	$1,815	3.4%
Provision for Loan Losses	2,594	2,205	389	17.6%
Other Income	19,957	15,908	4,049	25.5%
Gain on Sale of Securities	309	—	309	—
Other Expense	37,149	37,904	<755>	<2.0%>

Income Before Taxes	$35,161	$28,622	$6,539	22.8%

Income Taxes	10,351	8,139	2,212	27.2%

Net Income	$24,810	$20,483	$4,327	21.1%

Income before taxes increased by $6.5 million or 22.8% to $35.2 million for the first quarter of 2008 compared to the same period in 2007 for Park excluding Vision Bank. Approximately $3.1 million or 48% of the increase in income before taxes was due to the successful completion of the Visa initial public offering.
Park’s Ohio-based banks recognized $3.1 million of other income during the first quarter of 2008 as a result of the Visa initial public offering. The Ohio-based banks received $2.2 million in cash from Visa and also recognized $.9 million in income due to the elimination of the contingent liability reserve for Visa litigation claims, which was established during the fourth quarter of 2007.

Net Interest Income Comparison for the First Quarter of 2008 and 2007
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 74.2% of total revenue for the first quarter of 2008 and 77.2% of total revenue for the first quarter of 2007. Net interest income increased by $6.6 million or 12.0% to $61.5 million for the first three months of 2008 compared to $54.9 million for the same period in 2007. The large increase in net interest income for 2008 compared to 2007 was due to the acquisition of Vision Bank. Park acquired Vision Bank on March 9, 2007 and as a result only 23 days of net interest income was included in the first quarter of 2007. Vision Bank generated net interest income of $6.85 million during the first quarter of 2008, compared to $2.1 million for the partial first quarter of 2007. Excluding Vision Bank, net interest income increased by $1.8 million or 3.4% to $54.6 million for the first quarter of 2008 compared to $52.8 million for the first quarter of 2007.
The tax equivalent net interest margin (annualized tax equivalent net interest income divided by average interest earning assets) was 4.19% for the first quarter of 2008 and 4.31% for the first quarter of 2007. The tax equivalent net interest margin for Vision Bank was 3.60% for the first quarter of 2008 compared to 5.11% for the first quarter of 2007. Excluding Vision Bank, the tax equivalent net interest margin was 4.28% for both the first quarter of 2008 and the first quarter of 2007.
The large decline in the net interest margin of Vision Bank for the first quarter of 2008 compared to the first quarter of 2007 was primarily due to the large increase in nonaccrual loans. For loans which are placed on nonaccrual status, it is Park’s policy to reverse interest previously accrued on the loan against interest income. Interest on such loans is thereafter recorded on a cash basis and is included in earnings only when actually received in cash and when full payment of principal is no longer doubtful. At March 31, 2008, Vision Bank’s nonaccrual loans were $59.0 million or 8.87% of total loans, compared to $6.9 million or 1.16% of total loans at March 31, 2007. Excluding Vision Bank, nonaccrual loans were $46.6 million or 1.30% of total loans at March 31, 2008, compared to $27.4 million or .78% of total loans at March 31, 2007.
The following table compares the average balance sheet and tax equivalent yield on interest earning assets and the cost of interest bearing liabilities for the first quarter of 2008 with the same quarter in 2007.

Three Months Ended March 31,
(In Thousands)	2008		2007
	Average	Tax	Average	Tax
	Balance	Equivalent %	Balance	Equivalent %

Loans	$4,229,423	7.53%	$3,631,168	7.97%
Taxable Investments	1,644,411	5.06%	1,492,642	5.04%
Tax Exempt Investments	56,236	6.74%	68,641	6.78%
Money Market Instruments	11,500	3.47%	23,396	5.09%

Interest Earning Assets	$5,941,570	6.83%	$5,215,847	7.10%

Interest Bearing Deposits	$3,768,060	2.83%	$3,376,488	3.08%
Short-Term Borrowings	571,553	3.34%	357,052	4.45%
Long-Term Debt	771,655	4.00%	606,736	4.24%

Interest Bearing Liabilities	$5,111,268	3.07%	$4,340,276	3.36%
Excess Interest Earning Assets	$830,302	—	$875,571	—
Net Interest Spread		3.76%		3.74%
Net Interest Margin		4.19%		4.31%

Average interest earning assets for the first quarter of 2008 increased by $726 million or 13.9% to $5,942 million compared to $5,216 million for the same period in 2007. Vision Bank accounted for most of the increase in average interest earning assets. Vision Bank had $768 million of average interest earning assets in the first quarter of 2008 compared to $165 million for the first quarter of 2007. The average yield on interest earning assets decreased by 27 basis points to 6.83% for the first three months of 2008 compared to 7.10% for the same period in 2007.
Average interest bearing liabilities for the first quarter of 2008 increased by $771 million or 17.8% to $5,111 million compared to $4,340 million for the first three months of 2007. Vision Bank had $680 million of average interest bearing liabilities for the first quarter of 2008 compared to $138 million for the first quarter of 2007. The average cost of interest bearing liabilities decreased by 29 basis points to 3.07% for the first three months of 2008 compared to 3.36% for the same period in 2007.
Interest Rates
The Federal Open Market Committee of the Federal Reserve aggressively lowered the targeted federal funds rate during the first quarter of 2008 by 200 basis points from 4.25% to 2.25%. The average federal funds rate was 3.18% for the first three months of 2008 compared to 5.25% for the first quarter of 2007.
The average prime lending rate was 6.21% for the first three months of 2008 compared to 8.25% for the first quarter of 2007.
The average interest rate on a five year U.S. Treasury note was 2.75% for the first quarter of 2008 compared to 4.65% for the first quarter of 2007.
Discussion of Loans, Investments, Deposits and Borrowings
Total loans outstanding at March 31, 2008 were $4,253 million compared to $4,089 million at March 31, 2007, an increase of approximately $164 million or 4.0%. Vision Bank produced an increase in loans of $67 million or 11.3% and Park’s Ohio-based banks increased loans by $97 million or 2.8% for the twelve months ended March 31, 2008.
Loan balances increased by approximately $29 million during the first quarter of 2008, with $26 million of the increase coming at Vision Bank. On an annualized basis, loans grew by 2.8% during the first quarter of 2008. In Park’s 2007 Annual Report, management projected that loans would grow by 2% to 3% during 2008. Park’s management continues to project that loans will increase by 2% to 3% in 2008.
The yield on loans decreased by 44 basis points to 7.53% for the first quarter of 2008 compared to 7.97% for the first quarter of 2007. Management expects that the yield on loans will continue to decrease in 2008 due to the 200 basis point decrease in the prime lending rate during the first quarter of 2008.
Park’s management purchased approximately $360 million of taxable investment securities during the first quarter of 2008. These investment securities were all U.S. Government Agencies* and were purchased at a yield of approximately 4.90% with an expected average life of about 3.6 years. Most of the securities were seasoned 15 year mortgage-backed securities with a weighted average maturity of about 12 years. On an amortized cost basis, the total investment portfolio increased by approximately $232 million during the first quarter of 2008 to $1,933 million at March 31, 2008. The tax equivalent yield on Park’s investment portfolio was 5.07% at March 31, 2008.

*   Management uses U.S. Government Agencies interchangeably with U.S. Government Sponsored Entities’ Asset-Backed Securities and      Other Asset-Backed Securities.

The yield on taxable investment securities was 5.06% for the first quarter of 2008 compared to 5.04% for the same period in 2007. The tax equivalent yield on tax exempt investment securities was 6.74% for the first three months of 2008 compared to 6.78% for the same period in 2007. On a combined basis, the tax equivalent yield on total investment securities was 5.12% for both the first quarter of 2008 and the first quarter of 2007.
Management expects that the average balance of the total investment portfolio will increase to approximately $1,860 million during the second quarter of 2008 compared to the average balance for the first quarter of 2008 of $1,701 million. Management expects that the tax equivalent yield on the total investment portfolio will decrease to approximately 4.95% for the second quarter of 2008 compared to 5.12% for the first quarter of 2008.
Interest bearing deposit account balances decreased by $25 million or .7% to $3,809 million at March 31, 2008 compared to $3,834 million at March 31, 2007. The average rate paid on interest bearing deposits decreased by 25 basis points to 2.83% for the first quarter of 2008 compared to 3.08% for the first quarter of 2007. Management expects the average rate paid on deposits will continue to decrease in 2008 due to the large decrease in market interest rates in the first quarter of 2008.
Interest bearing deposit account balances increased by $65 million during the first quarter of 2008 to $3,809 million at March 31, 2008 compared to $3,744 million at December 31, 2007. Noninterest bearing deposit account balances increased by $16 million during the first quarter of 2008 to $711 million at March 31, 2008 compared to $695 million at December 31, 2007. In Park’s 2007 Annual Report, management projected that total deposit balances would increase by 1% to 2% during 2008. Park’s management continues to expect modest deposit growth of 1% to 2% during 2008.
Total borrowings increased by $570 million or 56.4% to $1,581 million at March 31, 2008 compared to $1,011 million at March 31, 2007. The average rate paid on total borrowings decreased by 60 basis points to 3.72% for the first quarter of 2008 compared to 4.32% for the first quarter of 2007. Management expects that the average interest rate paid on total borrowings will continue to decrease in 2008 as a result of the 200 basis point reduction in the federal funds rate during the first quarter of 2008.
Total borrowings increased by $191.7 million or 13.8% during the first quarter of 2008 to $1,581 million at March 31, 2008 compared to $1,390 million at December 31, 2007. This increase was primarily needed to fund the increase in the investment portfolio.
Guidance on Net Interest Income for 2008
Management provided guidance in Park’s 2007 Annual Report that net interest income for 2008 would be approximately $240 to $242 million, the tax equivalent net interest margin would be approximately 4.10% and that average interest earning assets for the year would be approximately $5,900 million.
The actual results for the first quarter of 2008 were better than management’s guidance. Net interest income was $61.5 million, which annualized would be about $246 to $247 million for 2008. The tax equivalent net interest margin was 4.19% and average interest earning assets were $5,942 million for the first quarter of 2008. Management did not anticipate having the opportunity to purchase U.S. Government Agency securities at an average yield of 4.90% during the first quarter of 2008 and funding the purchases with a borrowing rate of below 3.00%. The most recent projection by management indicates that net interest income for 2008 will be between $247 to $250 million. The tax equivalent net interest margin is forecast to be approximately 4.15% for 2008 and average interest earning assets are projected to be approximately $6,020 million for 2008.

Provision for Loan Losses
The provision for loan losses increased by $5.2 million or 235.3% to $7.4 million for the first three months of 2008 compared to $2.2 million for the first quarter of 2007. Net loan charge-offs were $8.6 million for the first quarter of 2008 compared to $2.2 million for the first quarter of 2007. On an annualized basis, net loan charge-offs were .82% of average loans for the first three months of 2008 and .25% of average loans for the first quarter of 2007.
The provision for loan losses was $2.6 million for Park’s Ohio-based banks and $4.8 million for Vision Bank for the first quarter of 2008. Net loan charge-offs were $3.1 million for Park’s Ohio-based banks and $5.5 million for Vision Bank for the first three months of 2008. On an annualized basis, net loan charge-offs were .35% of average loans for Park’s Ohio-based banks and 3.37% of average loans for Vision Bank for the first quarter of 2008.
Park’s annualized net loan charge-off ratio for the past five years has been .55% for 2007, .12% for 2006, .18% for 2005, .28% for 2004 and .43% for 2003. For 2007, Park’s Ohio-based banks had an annualized net loan charge-off ratio of .39% and Vision Bank had an annualized net loan charge-off ratio of 1.71% for 2007.
Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $111.3 million or 2.62% of loans at March 31, 2008, $108.5 million or 2.57% of loans at December 31, 2007 and $40.6 million or .99% of loans at March 31, 2007. The nonperforming loan totals for Park’s Ohio-based banks were $51.8 million or 1.44% of loans at March 31, 2008, $45.0 million or 1.26% of loans at December 31, 2007 and $33.7 million or .97% of loans at March 31, 2007. The nonperforming loan totals for Vision Bank were $59.5 million or 8.94% of loans at March 31, 2008, $63.5 million or 9.86% of loans at December 31, 2007 and $6.9 million or 1.16% of loans at March 31, 2007. The non-performing loan totals have been written down on a timely basis by management. Partial charge-offs of $3.8 million and $9.0 million have been taken on these loans for the Ohio-based banks and Vision Bank, respectively, as of March 31, 2008.
Other real estate owned was $20.1 million at March 31, 2008, compared to $13.4 million at December 31, 2007 and $4.6 million at March 31, 2007. Vision Bank had other real estate owned of $13.7 million at March 31, 2008 compared to $0 at March 31, 2007. Management expects that other real estate owned will increase in the second and third quarters of 2008 as Vision Bank management works through their non-performing loans.
The reserve for loan losses as a percentage of outstanding loans was 2.02% at March 31, 2008, 2.06% at December 31, 2007 and 1.95% at March 31, 2007.
Management provided guidance in Park’s 2007 Annual Report that the loan loss provision for 2008 would be $20 to $25 million and that the annualized net loan charge-off ratio would be approximately .45% to .55%. The actual results for the first three months of 2008 were higher than anticipated as the loan loss provision was $7.4 million and the annualized net loan charge-off ratio was .82%. In addition, nonperforming loans increased slightly during the first quarter of 2008 to 2.62% of loans at March 31, 2008 compared to 2.57% of loans at December 31, 2007. The most current projection by Park’s management indicates that the loan loss provision for 2008 will be $25 to $30 million and that the annualized net loan charge-off percentage for 2008 will be .55% to .70%. Management expects a reduction in the annualized net loan charge-off percentage for Vision Bank for the last three quarters of 2008. The annualized net loan charge-off percentage for Park’s Ohio-based banks is expected to remain about the same for the next three quarters.

The following table compares nonperforming assets at March 31, 2008, December 31, 2007 and March 31, 2007.

	March 31,	December	March 31,
Nonperforming Assets	2008	31, 2007	2007
	(Dollars in Thousands)
Nonaccrual Loans	$105,615	$101,128	$34,302
Renegotiated Loans	1,688	2,804	3,446
Loans Past Due 90 Days or More	4,032	4,545	2,881
Total Nonperforming Loans	$111,335	$108,477	$40,629

Other Real Estate Owned	20,113	13,443	4,598
Total Nonperforming Assets	$131,448	$121,920	$45,227

Percentage of Nonperforming Loans to Loans	2.62%	2.57%	.99%
Percentage of Nonperforming Assets to Loans plus Other Real Estate Owned	3.08%	2.88%	1.10%
Percentage of Nonperforming Assets to Total Assets	1.94%	1.88%	.72%
Total Other Income
Total other income for the first quarter of 2008 was $21.0 million, an increase of $4.865 million or 30.1% from total other income of $16.2 million for the first quarter of 2007. The primary reason for the increase in total other income was due to $3.1 million of other income that was recognized by Park’s Ohio-based banks resulting from the successful completion of the initial public offering by Visa during March 2008. Total other income also increased as Vision Bank’s total other income in the first quarter of 2007 was only included from the date of acquisition on March 9, 2007. Total other income for Vision Bank increased by $816,000 to $1.1 million for the first quarter of 2008 compared to $.3 million for the first quarter of 2007.
The following table is a summary of the changes in the components of total other income.

	Three Months Ended
(In Thousands)	March 31,
	2008	2007	Change
Income from Fiduciary Activities	$3,573	$3,504	$69
Service Charges on Deposits	5,784	4,847	937
Other Service Income	3,077	2,505	572
Other	8,605	5,318	3,287

Total Other Income	$21,039	$16,174	$4,865

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three Months Ended
	March 31, 2008
Change in Other Income	Ohio-Based	Vision
(In Thousands)	Other Income	Bank	Total
Income from Fiduciary Activities	$64	$5	$69
Service Charges on Deposits	470	467	937
Other Service Income	230	342	572
Other	3,285	2	3,287

	$4,049	$816	$4,865

The $3.1 million of income recognized in connection with the Visa initial public offering in 2008 is included in the subcategory of “other income”.
Management provided guidance in Park’s 2007 Annual Report that total other income would be between $75.9 million and $77.4 million for 2008. Management continues to believe that total other income for 2008 will be approximately $77 million.
Gain (Loss) on Sale of Securities
Park realized a gain of $309,000 from the sale of $25 million of U.S. Government Agency securities during the first quarter of 2008. These securities had an interest rate of 6.00% and were callable during the third quarter of 2008. The securities were sold with a give-up yield of approximately 3.00% to the call date. Management expects that another $40 to $50 million of very similar U.S. Government Agency callable securities will be sold during the second quarter of 2008. The gains from these sales are estimated to be $.5 million. The proceeds from the sale of the investment securities are generally reinvested in U.S. Government Agency, 15 year mortgage-backed securities.
Total Other Expense
Total other expense increased by $4.0 million or 10.1% to $43.3 million for the first three months of 2008 compared to $39.3 million for the first quarter of 2007. Total other expense for Vision Bank increased by $4.7 million to $6.1 million for the first quarter of 2008 compared to $1.4 million for the same period in 2007. Total other expense for Park’s Ohio-based operations decreased by $755,000 or 2.0% for the first quarter of 2008 compared to the same period in 2007.

The following table is a summary of the changes in the components of total other expense.

	Three Months Ended
	March 31,
(In Thousands)	2008	2007	Change
Salaries and Employee Benefits	$24,671	$23,061	$1,610
Net Occupancy Expense	3,025	2,560	465
Furniture and Equipment Expense	2,317	2,176	141
Data Processing Fees	1,756	1,340	416
Professional Fees and Service Charges	2,852	2,507	345
Amortization of Intangibles	1,006	684	322
Marketing	998	1,153	<155>
Insurance	437	336	101
Postage and Telephone	1,885	1,636	249
State Taxes	764	734	30
Other	3,566	3,122	444
Total Other Expense	$43,277	$39,309	$3,968
The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three Months Ended
	March 31, 2008
Change in Total Other Expense	Ohio-Based
(In Thousands)	Other Expense	Vision Bank	Total
Salaries and Employee Benefits	<$812>	$2,422	$1,610
Net Occupancy Expense	75	390	465
Furniture and Equipment Expense	<145>	286	141
Data Processing Fees	<38>	454	416
Professional Fees and Service Charges	168	177	345
Amortization of Intangibles	<31>	353	322
Marketing	<238>	83	<155>
Insurance	<42>	143	101
Postage and Telephone	91	158	249
State Taxes	5	25	30
Other	212	232	444
Total Other Expense	<$755>	$4,723	$3,968
Park’s management has concentrated on controlling operating expenses in 2008. The number of full time equivalent employees for Park was 2,035 at March 31, 2008 compared to 2,057 at March 31, 2007 a decrease of 22 or 1.1%. Vision Bank had an increase in full time equivalent employees of 26 to 207 at March 31, 2008 compared to 181 at March 31, 2007. Vision Bank has added three new branch locations in the past year. Park’s Ohio-based banks actually had a decrease in full time equivalent employees of 48 employees or 2.6% of the Ohio-based employees at March 31, 2007. This decrease in employees at Park’s Ohio-based banks resulted from management’s efforts to improve efficiency. Management is working on consolidating Park’s eight Ohio-based banks onto one common operating system. Several of Park’s Ohio-based banks will be consolidated into the lead bank, The Park National Bank, during the second half of 2008. This process (known as Project EPS) is expected to be completed during the second quarter of 2009.

Management provided guidance in Park’s 2007 Annual Report that total other expense would be approximately $177 million for 2008. Management continues to believe that this estimate is accurate.
Income Tax
Federal income tax expense was $9.335 million for the first quarter of 2008 and state income tax expense was a credit of <$152,000>. Vision Bank is subject to state income tax in the states of Alabama and Florida. State tax expense was a credit in the first quarter of 2008 because Vision Bank had a loss for the quarter. Park and its Ohio-based subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Statements of Income.
Federal income tax expense was $8.456 million for the first quarter of 2007 and state income tax expense was $39,000.
Federal income tax expense as a percentage of income before taxes was 29.0% for the first quarter of 2008 compared to 28.6% for the first quarter of 2007. A lower federal effective tax rate than the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.
Management provided guidance in Park’s 2007 Annual Report that the federal effective income tax rate for 2008 will be approximately 29.4%. Management continues to believe that this estimate is accurate.
Comparison of Financial Condition
At March 31, 2008 and December 31, 2007
Changes in Financial Condition and Liquidity
Total assets increased by $280 million, or 4.3% to $6,781 million at March 31, 2008 compared to $6,501 at December 31, 2007. Approximately $253 million of this increase was due to purchases of investment securities and approximately $29 million was due to increases in loans.
Total investment securities (including interest bearing deposits) increased by $253 million to $1,956 million at March 31, 2008 compared to $1,703 million at December 31, 2007. During the first quarter of 2008, Park’s management purchased approximately $360 million of taxable investment securities. These consist of U.S. Government Agencies yielding approximately 4.90%. Management expects that the investment portfolio will decrease as the result of pay-downs in the second, third, and fourth quarters of 2008.
Loan balances increased by $29 million to $4,253 million at March 31, 2008 compared to $4,224 million at December 31, 2007. Vision Bank loan balances increased approximately $26.4 million during the first quarter 2008, from $639.1 million at December 31, 2007 to $665.5 million at March 31, 2008.
Total liabilities increased by $269 million during the first quarter 2008 to $6,190 million at March 31, 2008 from $5,921 million at December 31, 2007. Total borrowings increased by $191.7 million during the first quarter of 2008, primarily to fund the increase in the investment portfolio.

Total deposits increased by $81 million to $4,520 million at March 31, 2008 compared to $4,439 million at December 31, 2007. Total deposits for Vision Bank decreased by approximately $34 million to $623 million at March 31, 2008 from $657 million at December 31, 2007. The Ohio-based banking subsidiaries of Park had an increase in total deposits of approximately $115 million.
Total stockholders’ equity increased by $11 million to $591 million at March 31, 2008 from $580 million at December 31, 2007. Retained earnings decreased by $2 million during the quarter ended March 31, 2008 due to: (i) the net income of $23.0 million, (ii) the declaration of dividends of $13.1 million, (iii) $11.6 million booked as a reduction to retained earnings for the adoption of EITF 06-04 (see Note 12 to these unaudited consolidated financial statements), and (iv) recording the measurement date provisions of SFAS No. 158 for $.3 million. Accumulated other comprehensive income (loss) increased by $13 million to $11 million at March 31, 2008. This increase was due to a unrealized net holding gain on available for sale securities of $14 million, net of taxes, during the first quarter, which was partially offset by a reduction consisting of the $.6 million adjustment to record the net unrealized net holding loss, net of taxes, for cash flow hedges.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 62.7% at March 31, 2008 compared to 65.0% at December 31, 2007 and 64.8% at March 31, 2007. Cash and cash equivalents were $184.9 million at March 31, 2008 compared to $193.4 million at December 31, 2007 and $198.1 million at March 31, 2007. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at March 31, 2008 was $591 million or 8.72% of total assets compared to $580 million or 8.92% of total assets at December 31, 2007 and $661 million or 10.48% of total assets at March 31, 2007.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 7.10% at March 31, 2008 and 7.10% at December 31, 2007. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 9.98% at March 31, 2008 and 10.16% at December 31, 2007. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 11.78% at March 31, 2008 and 11.97% December 31, 2007.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2008. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2008.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.26%	7.41%	10.19%
Richland Trust Company	5.66%	11.30%	12.56%
Century National Bank	5.75%	8.98%	10.67%
First-Knox National Bank	5.22%	7.84%	10.37%
Second National Bank	5.51%	8.44%	10.62%
United Bank, N.A.	6.06%	11.63%	12.89%
Security National Bank	5.97%	9.35%	10.89%
Citizens National Bank	6.70%	13.49%	14.74%
Vision Bank	8.17%	9.47%	10.74%
Park National Corporation	7.10%	9.98%	11.78%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 32 of Park’s 2007 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2007. There were no significant changes in contractual obligations and commitments during the first quarter of 2008.
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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	March 31, 2008	December 31, 2007
Loan Commitments	$983,215	$995,775
Unused Credit Card lines	133,002	132,242
Standby Letters of Credit	29,801	30,009

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management reviews interest rate sensitivity on a quarterly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of Park’s 2007 Annual Report to Shareholders, which is incorporated by reference into Park’s 2007 Form 10-K.
On page 31 (Table 11) of Park’s 2007 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $178 million or 3.0% of interest earning assets at December 31, 2007. At March 31, 2008, Park’s twelve month cumulative rate sensitivity gap decreased to a negative (liabilities exceeding assets) $36 million or 0.58% of interest earning assets. The most significant factor contributing to this change in sensitivity gap was the purchase of $360 million in investment securities during the quarter, which were funded with rate sensitive borrowings.
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
On page 32 of Park’s 2007 Annual Report to Shareholders, management reported that at December 31, 2007, the earnings simulation model projected that net income would increase by 0.2% using a rising interest rate scenario and decrease by 0.6% using a declining interest rate scenario over the next year. At February 29, 2008, the earnings simulation model projected that net income would decrease by 0.5% using a rising interest rate scenario and increase by 0.5% using a declining interest rate scenario. At March 31, 2008, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2007 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2007 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio or in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant continued decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Ohio, Alabama, and Florida markets in which we operate. Net loan charge-offs were 0.82% and 0.25% as a percentage of average loans on an annualized basis for the first quarter 2008 and 2007, respectively. Net loans charge-offs for Vision Bank were $5.5 million for the first quarter of 2008. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $111.3 million or 2.62% of loans at March 31, 2008, $108.5 million or 2.57% of loans at December 31, 2007 and $40.6 million or 0.99% of loans at March 31, 2007. Nonaccrual loans were $105.6 million at March 31, 2008, with $59.0 million coming from Vision Bank. It is uncertain when the negative credit trends in our markets (and nationally) will reverse and therefore, Park’s future earnings are susceptible to further declining credit conditions in the markets in which we operate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2008. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

			Total Number of Common	Maximum Number of
		Average Price	Shares Purchased as	Common Shares that May
	Total Number of	Paid Per	Part of	Yet be Purchased
	Common Shares	Common	Publicly Announced Plans	Under the
Period	Purchased	Share	or Programs	Plans or Programs (1)
January 1 thru January 31, 2008	—	—	—	1,806,668
February 1 thru February 29, 2008	—	—	—	1,805,195
March 1 thru March 31, 2008	—	—	—	1,797,352
Total	—	—	—	1,797,352

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. During 2007, Park purchased 7,826 common shares under this authorization. At March 31, 2008, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No treasury shares have been purchased in 2008.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2008, incentive stock options covering 288,060 common shares were outstanding and 1,211,940 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of March 31, 2008, incentive stock options covering 302,194 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 590,254 common shares were outstanding as of March 31, 2008 and 1,211,940 common shares were available for future grants. With 997,016 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at March 31, 2008, an additional 805,178 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
(a.), (b.) Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
I. Annual Meeting of Shareholders — April 21, 2008:
(a.)	On April 21, 2008, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 25, 2008 record date, 13,964,569 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 11,503,087 or 82.37% of the outstanding common shares entitled to vote were represented by proxy or in person.

(b), (c)	Directors elected at the Annual Meeting for a three year term to expire at the 2011 Annual Meeting of Shareholders:

	Nicholas L. Berning
11,349,902	For	153,185	Withheld

	C. Daniel DeLawder
11,166,999	For	336,088	Withheld

	Harry O. Egger
11,181,429	For	321,658	Withheld

	F. William Englefield IV
11,347,335	For	155,752	Withheld

	John J. O'Neill
11,191,483	For	311,604	Withheld

Other directors whose term of office continued after the Annual Meeting:
Maureen Buchwald James J. Cullers William T. McConnell William A. Phillips J. Gilbert Reese Rick R. Taylor David L. Trautman Leon Zazworsky

(d).	With respect to the vote upon the proposed amendment to Park’s Regulations to add a new Section 5.10 to Article Five in order to clarify certain limits on the indemnification Park may provide to, and the insurance coverage Park may maintain on behalf of, its officers, directors and employees in accordance with applicable state and federal laws and regulations:

	Number of Votes
For	Against	Abstain
11,334,630	67,333	101,124
Since the proposed amendment to Article Five to add new Section 5.10 received the affirmative vote of holders of more than two-thirds of the issued and outstanding common shares, the Chairman declared the amendment adopted by the shareholders.
Item 5. Other Information
(a), (b) Not applicable

Item 6. Exhibits

Exhibits
3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add a New Section 5.10 to Article Five (filed herewith)

3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (filed herewith)

Exhibits
10.1	Summary of Base Salaries for Executive Officers of Park National Corporation for the fiscal year ending December 31, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-13006) (“Park’s 2007 Form 10-K”))

10.2(a)	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2007 Form 10-K)

10.2 (b)	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)(“Park’s February 19, 2008 Form 8-K”))

10.2 (c)	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.3 (a)	Amendment to Credit Agreement, dated as of January 10, 2008, between Park National Corporation and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 11, 2008 (File No. 1-13006) (“Park’s January 11, 2008 Form 8-K”))

10.3 (b)	Line of Credit Note, dated January 10, 2008, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.2 to Park’s January 11, 2008 Form 8-K)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: May 6, 2008	BY:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: May 6, 2008	BY:	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer