Form 10-Q
period 2008-06-30
PARK NATIONAL CORP /OH/
filed 2008-08-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes   ☐  No ☑
13,964,550 Common shares, no par value per share, outstanding at July 31, 2008.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	June 30,	December 31,
	2008	2007

Assets:
Cash and due from banks	$184,259	$183,165

Money market instruments	10,325	10,232

Cash and cash equivalents	194,584	193,397

Interest bearing deposits	1	1

Securities available-for-sale, at fair value (amortized cost of $1,562,770 and $1,473,052 at June 30, 2008 and December 31, 2007)	1,556,609	1,474,517

Securities held-to-maturity, at amortized cost (fair value approximates $234,655 and $161,414 at June 30, 2008 and December 31, 2007)	238,192	165,421

Other investment securities	67,556	63,165

Loans	4,366,029	4,224,134

Allowance for loan losses	86,045	87,102

Net loans	4,279,984	4,137,032

Bank premises and equipment, net	70,074	66,634

Bank owned life insurance	129,980	119,472

Goodwill and other intangible assets	142,543	144,556

Other assets	140,710	136,907

Total assets	$6,820,233	$6,501,102

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$764,405	$695,466

Interest bearing	3,767,469	3,743,773

Total deposits	4,531,874	4,439,239

Short-term borrowings	722,460	759,318

Long-term debt	875,715	590,409

Subordinated Debentures	40,000	40,000

Other liabilities	72,071	92,124

Total liabilities	6,242,120	5,921,090

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,177 shares issued at 2008 and 16,151,200 shares issued at 2007)	301,212	301,213

Retained earnings	492,507	489,511

Treasury stock (2,186,624 shares at 2008 and 2,186,624 shares at 2007)	(208,104)	(208,104)

Accumulated other comprehensive (loss), net of taxes	(7,502)	(2,608)

Total stockholders’ equity	578,113	580,012

Total liabilities and stockholders’ equity	$6,820,233	$6,501,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest and dividends income:

Interest and fees on loans	$74,932	$83,479	$153,942	$154,661

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	22,629	18,278	43,334	36,825

Obligations of states and political subdivisions	565	782	1,219	1,595

Other interest income	75	286	174	580

Total interest and dividends income	98,201	102,825	198,669	193,661

Interest expense:

Interest on deposits:
Demand and savings deposits	5,335	10,530	12,693	18,627

Time deposits	16,618	21,228	35,817	38,809

Interest on borrowings:
Short-term borrowings	4,082	4,254	8,832	8,172

Long-term debt	7,840	6,403	15,517	12,745

Total interest expense	33,875	42,415	72,859	78,353

Net interest income	64,326	60,410	125,810	115,308

Provision for loan losses	14,569	2,881	21,963	5,086

Net interest income after provision for loan losses	49,757	57,529	103,847	110,222

Other income:
Income from fiduciary activities	3,710	3,571	7,283	7,075

Service charges on deposit accounts	6,067	5,947	11,851	10,794

Other service income	2,861	2,763	5,938	5,268

Other	5,905	6,181	14,510	11,499

Total other income	18,543	18,462	39,582	34,636

Gain on sale of securities	587	—	896	—

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Other expense:

Salaries and employee benefits	$24,486	$24,735	$49,157	$47,796

Occupancy expense	2,883	2,794	5,908	5,354

Furniture and equipment expense	2,576	2,381	4,893	4,557

Other expense	14,488	12,570	27,752	24,082

Total other expense	44,433	42,480	87,710	81,789

Income before income taxes	24,454	33,511	56,615	63,069

Income taxes	6,263	10,001	15,446	18,496

Net income	$18,191	$23,510	$41,169	$44,573

Per Share:

Net income:
Basic	$1.30	$1.62	$2.95	$3.11

Diluted	$1.30	$1.62	$2.95	$3.11

Weighted average
Basic	13,964,561	14,506,926	13,964,567	14,314,129

Diluted	13,964,561	14,507,895	13,964,567	14,323,206

Cash dividends declared	$0.94	$0.93	$1.88	$1.86

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2008 and 2007	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	($143,371)	($22,820)

Net Income		44,573			$44,573

Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($4,906)				(9,113)	(9,113)

Total comprehensive income					$35,460

Cash dividends on common stock at $1.86 per share		(26,483)

Cash payment for fractional shares in dividend reinvestment plan	(3)

Treasury stock purchased - 397,931 shares			(35,576)

Treasury stock reissued for stock options - 3,561 shares			296

Shares issued for Vision Bancshares purchase - 792,937 shares	83,258

BALANCE AT JUNE 30, 2007	$300,322	$537,653	($178,651)	($31,933)

BALANCE AT DECEMBER 31, 2007	$301,213	$489,511	($208,104)	($ 2,608)

Net Income		41,169			$41,169

Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of taxes $34				63	63

Unrealized net holding (loss) on securities available-for-sale, net of taxes ($2,669)				(4,957)	(4,957)

Total comprehensive income					$36,275

Cash dividends on common stock at $1.88 per share		(26,208)

Cash payment for fractional shares in dividend reinvestment plan	(1)

Postretirement benefit pertaining to endorsement split-dollar life insurance		(11,634)

FAS 158 measurement date adjustment, net of taxes ($178)		(331)

BALANCE AT JUNE 30, 2008	$301,212	$492,507	($208,104)	($ 7,502)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities:

Net income	$41,169	$44,573

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	(278)	(1,455)

Provision for loan losses	21,963	5,086

Other than temporary impairment on investment securities	439	—

Stock dividends on Federal Home Loan Bank stock	(1,485)	—

Realized net investment security gains	(896)	—

Amortization of core deposit intangibles	2,013	1,721

Changes in assets and liabilities:
Increase in other assets	(3,866)	(7,086)

Decrease in other liabilities	(18,453)	(21,782)

Net cash provided from operating activities	40,606	21,057

Investing activities:

Proceeds from sales of available-for-sale securities	80,896	—

Proceeds from maturity of:
Available-for-sale securities	186,348	431,649

Held-to-maturity securities	3,935	5,741

Purchases of:
Available-for-sale securities	(355,612)	(404,007)

Held-to-maturity securities	(76,705)	—

Net increase in other investments	(2,906)	—

Net increase in loans	(161,759)	(51,485)

Cash paid for acquisition, net	—	(44,993)

Purchases of bank owned life insurance, net	(8,107)	—

Purchases of premises and equipment, net	(7,210)	(11,806)

Net cash used by investing activities	(341,120)	(74,901)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007

Financing activities:

Net increase in deposits	$92,635	$137,820

Net (decrease) increase in short-term borrowings	(36,858)	72,615

Proceeds from exercise of stock options	—	296

Purchase of treasury stock	—	(35,576)

Cash payment for fractional shares in dividend reinvestment plan	(1)	(3)

Long-term debt issued	290,000	75,100

Repayment of long-term debt	(4,694)	(159,469)

Cash dividends paid	(39,381)	(39,430)

Net cash provided from financing activities	301,701	51,353

Increase (decrease) in cash and cash equivalents	1,187	(2,491)

Cash and cash equivalents at beginning of year	193,397	186,256

Cash and cash equivalents at end of period	$194,584	$183,765

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$74,210	$77,860

Income taxes	$19,800	$21,551

Summary of business acquisition:
Fair value of assets acquired	—	$686,512

Cash paid for purchase of Vision Bancshares	—	(87,843)

Stock issued for purchase of Vision Bancshares	—	(83,258)

Fair value of liabilities assumed	—	(624,432)

Goodwill recognized	—	($109,021)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2008 and 2007.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the quarter and six months ended June 30, 2008 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2008.
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
During the first six months of 2008, loans at Vision Bank have grown by $41 million to $680 million at June 30, 2008. For the twelve months ended June 30, 2008, Vision Bank had loan growth of $64 million or 10.4%, while the Ohio-based banks had loan growth of $177 million or 5.0% for the same period.
Additional information pertaining to Park’s acquisitions made during 2007 is discussed in Note 2 of the Notes to Consolidated Financial Statements included in Park’s 2007 Annual Report to Shareholders.
The following table shows the activity in goodwill and core deposit intangibles during the first six months of 2008.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2007	$127,320	$17,236	$144,556
Amortization	—	<2,013>	<2,013>
June 30, 2008	$127,320	$15,223	$142,543

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision Bank and the Millersburg branch purchase core deposit intangibles is six years. Management expects that the core deposit amortization expense will be $1.0 million for each of the third and fourth quarters of 2008.
Core deposit amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2008	$4,025
2009	$3,746
2010	$3,422
2011	$2,677
2012	$2,677
Total	$16,547
Goodwill is evaluated on an annual basis for impairment and otherwise when circumstances warrant. During the fourth quarter of 2007, Park’s management determined that the goodwill from the Vision Bank acquisition on March 9, 2007 could possibly be impaired due to the significant deterioration in the credit condition of Vision Bank. Nonperforming loans at Vision Bank increased from $26.3 million at September 30, 2007 to $63.5 million at December 31, 2007 or 9.9% of year-end loan balances. Net loan charge-offs were $6.4 million for the fourth quarter or an annualized 3.99% of average loan balances. Management determined that due to these severe credit conditions, a valuation of the fair value of Vision Bank be computed to determine if the goodwill of $109.0 million was impaired. Management determined that an impairment charge of $54.0 million was appropriate; therefore, the current carrying value of goodwill resulting from the Vision acquisition is $55.0 million at June 30, 2008.
Statement of Financial Accounting Standards (“SFAS”) No. 142 , “Goodwill and Other Intangible Assets (as amended)” requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Based on the increased level of net loan charge-offs at Vision Bank during the first six months of 2008, management has determined that it would be prudent to test for goodwill impairment during the third quarter of 2008.
For the first six months of 2008, Vision Bank experienced $16.3 million of net loan charge-offs, or an annualized 4.92% of average loans. For the second quarter of 2008, the net loan charge-offs for Vision Bank were $10.8 million, or an annualized 6.41% of average loans. The loan loss provision at Vision Bank was $16.3 million and $11.5 million for the six and three-month periods ended June 30, 2008, respectively. See Note 16 — Contingencies of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for more information pertaining to the Vision Bank impairment testing.
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

The following table shows the activity in the allowance for loan losses for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Average Loans	$4,311,989	$4,094,719	$4,270,706	$3,864,224

Allowance for Loan Losses:
Beginning Balance	$85,848	$79,839	$87,102	$70,500

Charge-Offs:
Commercial, Financial and Agricultural	804	998	1,225	2,115
Real Estate – Construction	9,683	193	12,294	249
Real Estate – Residential	2,066	1,050	5,665	2,011
Real Estate – Commercial	1,081	318	2,181	371
Consumer	2,410	1,733	4,680	3,510
Lease Financing	4	—	4	—

Total Charge-Offs	16,048	4,292	26,049	8,256

Recoveries:
Commercial, Financial and Agricultural	193	382	409	696
Real Estate – Construction	50	8	50	8
Real Estate – Residential	216	119	280	264
Real Estate – Commercial	285	15	302	265
Consumer	922	937	1,972	1,971
Lease Financing	10	16	16	37

Total Recoveries	1,676	1,477	3,029	3,241

Net Charge-Offs	14,372	2,815	23,020	5,015

Provision for Loan Losses	14,569	2,881	21,963	5,086
Allowance for Loan Losses of Acquired Banks	—	—	—	9,334

Ending Balance	$86,045	$79,905	$86,045	$79,905

Annualized Ratio of Net Charge-Offs to Average Loans	1.34%	.28%	1.08%	.26%
Ratio of Allowance for Loan Losses to End of Period Loans	1.97%	1.94%	1.97%	1.94%

Note 4 — Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007.

(Dollars in Thousands, Except Per Share Data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net Income	$18,191	$23,510	$41,169	$44,573
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Shares Outstanding)	13,964,561	14,506,926	13,964,567	14,314,129
Effect of Dilutive Securities	—	969	—	9,077
Denominator for Diluted Earnings Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	13,964,561	14,507,895	13,964,567	14,323,206
Earnings per Share:
Basic Earnings Per Share	$1.30	$1.62	$2.95	$3.11
Diluted Earnings Per Share	$1.30	$1.62	$2.95	$3.11
For the three and six month periods ended June 30, 2008, options to purchase 539,255 and 534,567 weighted average shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the respective option exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. For the three and six month periods ended June 30, 2007, options to purchase 485,222 and 465,640 weighted average shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share due to their having the same anti-dilutive effect as those disclosed for the three and six months ended June 30, 2008.
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

Operating Results for the Three Months Ended June 30, 2008						Balances at
(In Thousands)						June 30, 2008
			Other Income
			and
	Net Interest	Provision for	Gain on Sale	Other	Net Income
	Income	Loan Losses	of Securities	Expense	(Loss)	Assets
PNB	$20,893	$1,270	$7,481	$12,975	$9,664	$2,376,663
RTC	4,822	310	1,550	2,591	2,281	525,341
CNB	6,910	100	2,402	4,010	3,429	740,083
FKNB	8,288	340	2,095	4,674	3,531	818,564
UB	1,977	<50>	680	1,378	895	216,698
SNB	3,661	320	630	1,935	1,395	451,601
SEC	7,305	380	2,352	4,881	2,986	808,203
CIT	1,267	—	429	961	501	142,559
VIS	6,835	11,455	1,042	7,310	<6,702>	932,221
All Other	2,368	444	469	3,718	211	<191,700>

TOTAL	$64,326	$14,569	$19,130	$44,433	$18,191	$6,820,233

Operating Results for the Three Months Ended June 30, 2007						Balances at
(In Thousands)						June 30, 2007
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income	Assets
PNB	$17,952	$631	$6,777	$13,566	$7,754	$2,061,662
RTC	4,242	480	1,357	2,789	1,538	548,206
CNB	6,434	355	3,035	4,089	3,316	705,514
FKNB	7,423	265	1,929	4,499	3,031	758,088
UB	1,900	5	594	1,577	621	205,909
SNB	3,074	35	687	1,881	1,278	394,412
SEC	7,471	685	2,518	5,007	2,925	796,344
CIT	1,269	<15>	415	1,049	441	148,291
VIS	8,260	85	990	5,707	2,161	833,446
All Other	2,385	355	160	2,316	445	<208,306>

TOTAL	$60,410	$2,881	$18,462	$42,480	$23,510	$6,243,566

Operating Results for the Six Months Ended June 30, 2008
(In Thousands)
			Other Income
			and
	Net Interest	Provision for	Gain on Sale	Other	Net
	Income	Loan Losses	of Securities	Expense	Income/<Loss>
PNB	$40,344	$2,034	$16,640	$25,683	$19,570
RTC	9,450	385	3,190	5,203	4,635
CNB	13,599	150	4,586	8,054	6,588
FKNB	16,415	915	4,824	9,309	7,250
UB	3,892	<50>	1,369	2,811	1,684
SNB	7,102	610	1,351	3,888	2,713
SEC	14,296	720	5,249	10,294	5,837
CIT	2,478	—	834	1,993	900
VIS	13,681	16,255	2,124	13,438	<8,534>
All Other	4,553	944	311	7,037	526

TOTAL	$125,810	$21,963	$40,478	$87,710	$41,169

Operating Results for the Six Months Ended June 30, 2007
(In Thousands)
	Net Interest	Provision for		Other
	Income	Loan Losses	Other Income	Expense	Net Income
PNB	$36,088	$1,251	$13,648	$25,435	$15,549
RTC	8,518	900	2,580	5,656	3,005
CNB	12,647	795	4,986	8,294	5,657
FKNB	15,136	520	3,833	9,134	6,152
UB	3,771	25	1,182	3,255	1,143
SNB	6,145	75	1,286	3,932	2,383
SEC	15,067	825	4,761	10,207	5,982
CIT	2,578	25	809	2,107	853
VIS	10,335	85	1,256	7,112	2,741
All Other	5,023	585	295	6,657	1,108

TOTAL	$115,308	$5,086	$34,636	$81,789	$44,573

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “all other” row are used to reconcile the segment totals to the consolidated condensed statements of income for the periods ended June 30, 2008 and 2007. The reconciling amounts for consolidated total assets for both of the periods ended June 30, 2008 and 2007 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated. The results for Vision Bank for the six months ended June 30, 2007 are from the acquisition date of March 9, 2007 through June 30, 2007.
Note 7 — Stock Option Plans
Park did not grant any stock options during the first six months of 2008 or the first six months of 2007. Additionally, no stock options became vested during the first six months of 2008 or 2007.
The following table summarizes stock option activity during the first half of 2008.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2007	615,191	$100.63
Granted	—	—
Exercised	—	—
Forfeited/Expired	138,601	92.80

Outstanding at June 30, 2008	476,590	$102.90

All of the stock options outstanding at June 30, 2008 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2008 was $0.
No options were exercised during the first half of 2008. The intrinsic value of the stock options exercised during the first quarter of 2007 was $47,000 and was $0 for the second quarter of 2007. The weighted average contractual remaining term was 2.0 years for the stock options outstanding at June 30, 2008.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At June 30, 2008, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 464,925 common shares were outstanding. The remaining outstanding stock options at June 30, 2008 covering 11,665 common shares were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At June 30, 2008, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).

Note 8 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	June 30,	December 31,
(In Thousands)	2008	2007
Commercial, Financial and Agricultural	$660,223	$613,282
Real Estate:
Construction	549,421	536,389
Residential	1,518,450	1,481,174
Commercial	1,012,818	993,101
Consumer	620,521	593,388
Leases	4,596	6,800

Total Loans	$4,366,029	$4,224,134

Note 9 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment. No impairment charges were deemed necessary in 2007.
In its evaluation of investment securities for any other-than-temporary impairment as of June 30, 2008, management followed the principles in Staff Accounting Bulletin No. 59 (“SAB No. 59”). Management determined that Park’s unrealized loss in the stock of National City Corporation (NYSE:NCC) was other-than-temporary due to the duration and severity of the loss. Therefore, Park recognized an impairment loss of $439,000, which is included in “other expenses” within the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2008. This impairment loss represents the difference between the investment’s cost and fair value on June 30, 2008.
The unrealized losses on debt securities are primarily the result of changes in interest rates and will not prohibit Park from receiving its contractual principal and interest payments.

(In Thousands)
		Gross	Gross
June 30, 2008		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$127,834	$1,520	<$ 123>	$129,231
Obligation of States and Political Subdivisions	31,233	493	<29>	31,697
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,401,702	5,062	<13,046>	1,393,718
Equity Securities	2,001	365	<403>	1,963

Total	$1,562,770	$7,440	<$ 13,601>	$1,556,609

		Gross	Gross
June 30, 2008		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$11,681	$97	$—	$11,778
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	226,511	1	<3,635>	222,877

Total	$238,192	$98	<$ 3,635>	$234,655

(In Thousands)

		Gross	Gross
December 31, 2007		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$200,996	$2,562	$—	$203,558
Obligation of States and Political Subdivisions	44,805	716	<20>	45,501
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,224,958	6,292	<8,115>	1,223,135
Equity Securities	2,293	420	<390>	2,323

Total	$1,473,052	$9,990	<$ 8,525>	$1,474,517

		Gross	Gross
December 31, 2007		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$13,551	$127	$—	$13,678
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	151,870	2	<4,136>	147,736

Total	$165,421	$129	<$ 4,136>	$161,414

Note 10 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	June 30,	December 31,
(In Thousands)	2008	2007
Federal Home Loan Bank Stock	$61,145	$56,754
Federal Reserve Bank Stock	6,411	6,411

Total	$67,556	$63,165

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
The following table shows the components of net periodic benefit expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Service Cost	$863	$810	$1,726	$1,620
Interest Cost	789	776	1,578	1,552
Expected Return on Plan Assets	<1,152>	<1,066>	<2,304>	<2,132>
Amortization of Prior Service Cost	8	8	16	16
Recognized Net Actuarial Loss	—	138	—	276

Benefit Expense	$508	$666	$1,016	$1,332

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132R.” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its balance sheet, beginning with fiscal year-end December 31, 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Park had a pension asset and liability valuation performed as of September 30, 2007, and as a result of the SFAS No. 158 measurement date provisions, Park was required to adjust retained earnings for three-fifteenths (20%) of the estimated expense for 2008. Therefore, Park charged approximately $0.3 million to retained earnings on January 1, 2008 (net of taxes) to reflect the expense pertaining to three months of pension plan expense.

Note 12 — Recent Accounting Pronouncements
In July 2006, the Emerging Issues Task Force (“EITF”) of the FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF Issue No. 06-04”). The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The EITF concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the purchase of an endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard was effective for Park beginning January 1, 2008.
At June 30, 2008, Park and its subsidiary banks owned $130.0 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has completed its evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s consolidated financial statements. On January 1, 2008, Park charged approximately $11.6 million to retained earnings and recorded a corresponding liability for the same amount.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management believes that the impact of adoption resulted in enhanced footnote disclosures; however, the adoption did not materially impact the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Changes in Stockholders’ Equity, or the Consolidated Statements of Cash Flows. (See Note 15 – Fair Value of the Notes to Consolidated Condensed Financial Statements).

At the February 12, 2008 FASB meeting, the FSAB decided to defer the effective date of SFAS No .157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for certain non-financial assets and liabilities for fiscal years beginning after November 15, 2008. Non-financial assets and liabilities may include (but are not limited to): (i) non-financial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, (ii) reporting units measured at fair value in the first step of a goodwill impairment test described in SFAS No. 142, and (iii) non-financial assets and liabilities measured at fair value in the second step of a goodwill impairment test described in SFAS No. 142.
Accounting for Written Loan Commitments Recorded at Fair Value
On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). Previously, SAB 105, “Application of Accounting Principles to Loan Commitments”, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supercedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption of SAB 109 was not material.
Accounting for Business Combinations
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) does not apply to combinations between entities under common control. SFAS No. 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Note 13 — Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by SFAS No. 133, the Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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
During the first quarter of 2008, the Company executed a interest rate swap to hedge a $25 million floating-rate subordinated note that was entered into by Park during the fourth quarter of 2007. The Company’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk.  Our interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount, and has been designated as a cash flow hedge.
As of June 30, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
At June 30, 2008, the derivative’s fair value of $97,000 was included in other assets. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At June 30, 2008, the variable rate on the $25 million subordinated note was 4.80% (LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).
For the six months ended June 30, 2008, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was $63,000 (net of taxes of $34,000). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
Note 14 — Guarantees
Pursuant to the requirements of FASB Interpretation 45 (“FIN 45”), Park recorded a contingent legal liability of $.9 million during the fourth quarter of 2007. This was a result of an announcement Visa made in the fourth quarter of 2007 that it was establishing litigation reserves for the settlement of a lawsuit and for additional potential settlements with other parties. Park recorded the contingent legal liability based on Visa’s announcements and Park’s membership interest in Visa. Visa had a successful initial public offering (“IPO”) during the first quarter of 2008. Visa used a portion of the IPO proceeds to fund an escrow account that will be used to pay contingent legal settlements. As a result of the IPO, Park was able to reverse the entire contingent legal liability and recognize as income $.9 million during the first quarter of 2008. This was reflected in other income within the unaudited consolidated condensed statement of income for the six months ended June 30, 2008.
At the time of the IPO, Park held 132,876 Class B Common Shares of Visa. During the first quarter of 2008, Visa redeemed 51,373 of these shares and paid Park $2.2 million, which was recognized in other income within the unaudited consolidated condensed statement of income for the six months ended June 30, 2008. The unredeemed shares are recorded at their original cost basis of zero.

Note 15 — Fair Value
SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that Park uses to measure fair value:
▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

▪	Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

▪	Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, etc.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is based on the fair value of the underlying collateral, which is estimated through third party appraisals or internal estimates of collateral values.
Assets and Liabilities Measured on a Recurring Basis:
The following table presents financial assets and liabilities measured on a recurring basis:

Fair Value Measurements at Reporting Date Using
(In Thousands)
Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	06/30/08	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$1,556,609	$1,964	$1,551,804	$2,841
The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs:

Fair Value Measurements at Reporting Date Using
Significant Unobservable Inputs (Level 3)
(In Thousands)	AFS Securities
Beginning Balance, at January 1, 2008	$2,969
Total Unrealized (Losses)/Gains Included in Other Comprehensive Income	<128>

Ending Balance	$2,841

Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
(In Thousands)
Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	06/30/08	(Level 1)	(Level 2)	(Level 3)
SFAS No. 114 Impaired Loans	$52,349	—	—	$52,349
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $90.6 million. Of these, $52.3 million were carried as fair value, as a result of partial charge-offs of $19.6 million and a specific valuation allowance of $3.2 million. The specific valuation allowance for those loans has decreased from $4.8 million at March 31, 2008 to $3.2 million at June 30, 2008.
Note 16 — Contingencies
Management believes that the likelihood of an impairment to the value of goodwill from the Vision Bank acquisition is “reasonably possible”, as defined in SFAS No. 5, “Accounting for Contingencies (as amended)”, as of June 30, 2008. However, as of the date of this Form 10-Q, Management is unable to derive a reasonable estimate of a range of loss (impairment), if any exists. As discussed in Note 2 — Acquisitions and Intangible Assets of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q, a goodwill impairment test will be performed during the third quarter of 2008. Management expects to gain more information pertaining to the credit conditions of the Florida markets, which should assist in such calculation. See Note 2 — Acquisitions and Intangible Assets of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for more background information on the deteriorating credit conditions at Vision Bank.

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
Park’s recent adoption of SFAS No. 157 (See Note 15 — Fair Value of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q) on January 1, 2008 required management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. SFAS No. 157 also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of this could be based on internal models and cash flow analysis. At June 30, 2008, the Level 3 inputs for Park had an aggregate fair value of approximately $55.2 million. This was 3.43% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $52 million (or 95%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available for sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgement than most other significant accounting policies. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets (as amended)” establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks and banking industry comparable information.

During the fourth quarter of 2007, Park’s management determined that Vision Bank had significant credit problems and concluded that an impairment analysis needed to be done on the goodwill balance at Vision Bank. As a result of this impairment analysis, Vision Bank recorded a goodwill impairment charge of $54.0 million during the fourth quarter of 2007. This impairment charge reduced the goodwill balance carried on the books of Vision Bank to $55.0 million from $109.0 million.
At June 30, 2008, on a consolidated basis, Park had core deposit intangibles of $15.2 million subject to amortization and $127.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheets of Park’s Ohio-based banks totaled $5.3 million and the core deposit intangibles at Vision Bank were $9.9 million. The goodwill assets carried on the balance sheets of Park’s Ohio-based banks totaled $72.3 million and the goodwill balance at Vision Bank was $55.0 million. During the first quarter of 2008, Park’s management evaluated the goodwill for Park’s Ohio-based banks for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based banks exceeded the carrying value and accordingly was not impaired. An impairment analysis was not performed on the goodwill at Vision Bank during the first quarter of 2008 because the impairment analysis was completed for Vision Bank at year-end 2007. Park’s management will review the goodwill at Vision Bank for impairment during the third quarter of 2008. See Notes 2 — Acquisitions and Intangible Assets and 16 — Contingencies of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q for more information on Park’s impairment analysis for Vision Bank.
Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2008 and 2007
Summary Discussion of Results
Net income for the three months ended June 30, 2008 decreased by $5.3 million or 22.6% to $18.2 million compared to net income of $23.5 million for the second quarter of 2007. This large decrease in quarterly net income was primarily due to the large increase in the provision for loan losses of $11.7 million. For the three months ended June 30, 2008, the provision for loan losses was $14.6 million compared to $2.9 million for the same quarter in 2007. Diluted earnings per share decreased by $.32 or 19.8% to $1.30 for the second quarter of 2008 compared to $1.62 for the second quarter of 2007.
Net income for the six months ended June 30, 2008 decreased by $3.4 million or 7.6% to $41.2 million compared to net income of $44.6 million for the first six months of 2007. The provision for loan losses increased by $16.9 million to $22.0 million for the first half of 2008 compared to $5.1 million for the first half of 2007. Diluted earnings per share decreased by $.16 or 5.1% to $2.95 for the first six months of 2008 compared to $3.11 for the first half of 2007.
The large increase in the provision for loan losses for both the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was primarily due to large increases in net loan charge-offs at Park’s affiliate bank, Vision Bank, which is headquartered in Panama City, Florida. Vision Bank had net loan charge-offs of $10.8 million for the second quarter of 2008 and $16.3 million for the first half of 2008. By comparison, Vision Bank had net loan recoveries of approximately $50,000 for both the second quarter of 2007 and the first half of 2007.
The annualized net income to average asset ratio (ROA) was 1.08% for the second quarter of 2008 compared to 1.51% for the second quarter of 2007. The annualized net income to average equity ratio (ROE) was 12.57% for the second quarter of 2008 compared to 14.73% for the second quarter of 2007.
For the six months ended June 30, 2008, the ROA was 1.25% and the ROE was 14.28% compared to 1.51% and 14.66%, respectively, for the same period in 2007.

Park’s management uses certain non-GAAP (generally accepted accounting principles) financial measures to evaluate Park’s performance. Specifically, management reviews return on average tangible realized equity (ROTRE) and has included in this Quarterly Report on Form 10-Q information relating to ROTRE for the three and six month periods ended June 30, 2008 and 2007. For purposes of calculating the non-GAAP financial measure of ROTRE, annualized net income for each period is divided by average tangible realized equity during the period. Average tangible realized equity equals average stockholders’ equity during the applicable period less (i) average goodwill and other intangible assets during the period and (ii) average accumulated other comprehensive income (loss), net of taxes, during the period. Management believes that ROTRE presents a meaningful view of Park’s operating performance and ensures comparability of operating performance from period to period while eliminating certain non-operational effects of acquisitions and amounts recorded to accumulated other comprehensive income (loss).
Reconciliation of average stockholders’ equity to average tangible realized equity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2008	2007	2008	2007
Average Stockholders’ Equity	$582,015	$640,302	$579,961	$613,153
Less: Avg. Goodwill and Other Intangible Assets	<143,117>	<198,665>	<143,618>	<153,973>
Plus: Avg. Accumulated Other Comprehensive (Income) Loss, Net of Taxes	<3,354>	22,023	<5,330>	22,414

Average Tangible Realized Equity	$435,544	$463,660	$431,013	$481,594
The ROTRE was 16.80% and 19.21% for the three and six month periods ended June 30, 2008, compared to 20.34% and 18.66%, respectively, for the same periods in 2007.
The reconciliation is provided for the purpose of complying with SEC Regulation G and not as an indication that return on average tangible realized equity is a substitute for return on average equity as determined in accordance with GAAP.
The following tables compare the components of net income for the three and six month periods ended June 30, 2008 with the components of net income for the three and six month periods ended June 30, 2007. The summary income statements are for Park, Vision Bank and Park Excluding Vision Bank.

Park-Summary Income Statement
(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Net Interest Income	$64,326	$60,410	6.5%	$125,810	$115,308	9.1%
Provision for Loan Losses	14,569	2,881	405.7%	21,963	5,086	331.8%
Other Income	18,543	18,462	.4%	39,582	34,636	14.3%
Gain on Sale of Securities	587	—	—	896	—	—
Other Expense	44,433	42,480	4.6%	87,710	81,789	7.2%

Income Before Taxes	$24,454	$33,511	<27.0%>	$56,615	$63,069	<10.2%>
Income Taxes	6,263	10,001	<37.4%>	15,446	18,496	<16.5%>

Net Income	$18,191	$23,510	<22.6%>	$41,169	$44,573	<7.6%>

Park acquired Vision Bancshares Inc. on March 9, 2007 and accordingly the operating results for Vision Bank in 2007 only include the revenue and expense from the date of acquisition.
Vision Bank — Summary Income Statement
(In Thousands)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
				Percent				Percent
	2008		2007	Change	2008		2007	Change
Net Interest Income		$6,835	$8,260	<17.2%>		$13,681	$10,335	32.4%
Provision for Loan Losses		11,455	85	13376.5%		16,255	85	19023.5%
Other Income		804	990	<18.8%>		1,886	1,256	50.1%
Gain on Sale of Securities		238	—	—		238	—	—
Other Expense		7,310	5,707	28.1%		13,438	7,112	88.9%

Income Before Taxes	<$	10,888>	$3,458	<414.9%>	<$	13,888>	$4,394	<416.1%>
Income Taxes	<4,186>		1,297	<422.8%>	<5,354>		1,653	<424.0%>

Net Income	<$	6,702>	$2,161	<410.1%>	<$	8,534>	$2,741	<411.4%>

Vision Bank has continued to have significant credit problems during 2008. Net loans charge-offs for the second quarter of 2008 were $10.8 million or an annualized 6.41% of average loans and for the first six months of 2008 net loan charge-offs were $16.3 million or an annualized 4.92% of average loans. The large decrease in net interest income for Vision Bank of 17.2% for the second quarter of 2008 compared to 2007 was primarily due to the large amount of nonaccrual loans of $58.3 million at June 30, 2008. Generally, no interest income was recognized on these loans during the second quarter of 2008.
The large increase in operating expenses for Vision Bank of 28.1% for the second quarter of 2008 compared to 2007 was primarily due to a $930,000 write-down of one property included within “other real estate owned,” based on an updated appraisal report, obtained in the normal course of business.
Park Excluding Vision Bank—Summary Income Statement
(In Thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Net Interest Income	$57,491	$52,150	10.2%	$112,129	$104,973	6.8%
Provision for Loan Losses	3,114	2,796	11.4%	5,708	5,001	14.1%
Other Income	17,739	17,472	1.5%	37,696	33,380	12.9%
Gain on Sale of Securities	349	—	—	658	—	—
Other Expense	37,123	36,773	.9%	74,272	74,677	<.54%>

Income (Loss) Before Taxes	$35,342	$30,053	17.6%	$70,503	$58,675	20.1%
Income Taxes	10,449	8,704	20.0%	20,800	16,843	23.5%

Net Income (Loss)	$24,893	$21,349	16.6%	$49,703	$41,832	18.8%

Net income for Park excluding Vision Bank increased by $3.5 million or 16.6% for the second quarter of 2008 compared to the same period in 2007. This increase was primarily due to the increase in net interest income of $5.3 million or 10.2% in 2008 compared to 2007.

Net income for Park excluding Vision Bank increased by $7.9 million or 18.8% for the first six months of 2008 compared to the first half of 2007. This increase was primarily due to the $7.2 million or 6.8% increase in net interest income and the $4.3 million or 12.9% increase in other income. This increase in other income was largely due to the completion of the Visa initial public offering in 2008.
Park’s Ohio-based banks recognized $3.1 million of other income during the first quarter of 2008 as a result of the Visa initial public offering. The Ohio-based banks received $2.2 million in cash from Visa and also recognized $.9 million in income due to the elimination of the contingent liability reserve for Visa litigation claims, which was established during the fourth quarter of 2007(see Note 14 — Guarantees of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q).
Net Interest Income Comparison for the Second Quarter of 2008 and 2007
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 77.1% of total revenue for the second quarter of 2008 and 76.6% of total revenue for the second quarter of 2007. Net interest income increased by $3.9 million or 6.5% to $64.3 million for the second quarter of 2008 compared to $60.4 million for the second quarter of 2007.
The following table compares the average balance sheet and tax equivalent yield on interest earning assets and the cost of interest bearing liabilities for the second quarter of 2008 with the same quarter in 2007.

Three Months Ended June 30,
	2008		2007
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,311,989	7.01%	$4,094,719	8.19%
Taxable Investments	1,814,270	5.02%	1,472,540	4.98%
Tax Exempt Investments	48,264	6.92%	66,943	6.61%
Money Market Instruments	14,695	2.06%	20,497	5.36%

Interest Earning Assets	$6,189,218	6.40%	$5,654,699	7.33%

Interest Bearing Deposits	$3,767,366	2.34%	$3,815,458	3.34%
Short-Term Borrowings	737,128	2.23%	375,335	4.55%
Long-Term Debt	833,073	3.79%	599,667	4.28%

Interest Bearing Liabilities	$5,337,567	2.55%	$4,790,460	3.55%
Excess Interest Earning Assets	$851,651		$864,239
Net Interest Spread		3.85%		3.78%
Net Interest Margin		4.20%		4.32%
Average interest earning assets for the second quarter of 2008 increased by $535 million or 9.5% to $6,189 million compared to $5,655 million for the second quarter of 2007. The average yield on interest earning assets decreased by 93 basis points to 6.40% for the second quarter of 2008 compared to 7.33% for the same period in 2007.
Average interest bearing liabilities for the second quarter of 2008 increased by $547 million or 11.4% to $5,338 million compared to $4,790 million for the second quarter of 2007. The average cost of interest bearing liabilities decreased by 100 basis points to 2.55% for the second quarter of 2008 compared to 3.55% for the same period in 2007.

Interest Rates
The Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate during the first quarter of 2008 by 200 basis points from 4.25% to 2.25%. The FOMC furthered reduced the federal funds rate by 25 basis points to 2.00% in April 2008. The average federal funds rate was 2.09% for the second quarter of 2008 and 2.63% for the first six months of 2008 compared to an average federal funds rate of 5.25% for both the three and six month periods ended June 30, 2007.
The average prime lending rate was 5.08% for the second quarter of 2008 and 5.65% for the first six months of 2008 compared to an average prime lending rate of 8.25% for both the three and six month periods ended June 30, 2007.
Discussion of Loans, Investments, Deposits and Borrowings
Average loan balances increased by $217 million or 5.3% to $4,312 million for the three months ended June 30, 2008 compared to $4,095 million for the same period in 2007. The average yield on the loan portfolio decreased by 118 basis points to 7.01% for the second quarter of 2008 compared to 8.19% for the second quarter of 2007.
Total loans outstanding at June 30, 2008 were $4,366 million compared to $4,125 million at June 30, 2007, an increase of $241 million or 5.8%. Vision Bank produced an increase in loans of $64 million or 10.4% and Park’s Ohio-based banks increased loans by $177 million or 5.0% for the twelve months ended June 30, 2008.
For the three months ended June 30, 2008, total loans outstanding increased by $113 million or 2.6%. During the second quarter of 2008, Park’s Ohio-based banks increased loans by $99 million or 2.7% and Vision Bank increased loans by $14 million or 2.1%. Park’s management noticed an increase in demand for loans at Park’s Ohio-based banks during the second quarter of 2008. This increase in demand is primarily due to the large regional bank competitors reducing their lending activities in the state of Ohio. Management expects similar loan growth for the third quarter of 2008. In Park’s 2007 Annual Report, management projected that loans would grow by 2% to 3% during 2008. With the increased loan demand, management now projects loan growth of 5% to 7% for 2008.
The average balance of taxable investment securities increased by $342 million or 23.2% to $1,814 million for the three months ended June 30, 2008 compared to $1,472 million for the second quarter of 2007. The average yield on taxable investment securities was 5.02% for the second quarter of 2008 compared to 4.98% for the second quarter of 2007.
The average balance of tax exempt investment securities decreased by $19 million or 27.9% to $48 million for the second quarter of 2008 compared to $67 million for the second quarter of 2007. The tax equivalent yield on tax exempt investment securities was 6.92% for the second quarter of 2008 compared to 6.61% for the second quarter of 2007.
Park’s management purchased $432 million of taxable investment securities during the first six months of 2008. These securities were all U.S. Government Sponsored Entity, mortgage-backed securities, collateralized mortgage obligations or notes. These securities were purchased at a weighted average yield of 4.95% with an average life of 3.6 years. Most of the purchased securities were seasoned 15 year mortgage-backed securities with a weighted average maturity of about 12 years. On an amortized cost basis, the total investment portfolio increased by $167 million during the first half of 2008 to $1,869 million at June 30, 2008.

At June 30, 2008, the tax equivalent yield on the total investment portfolio was 5.01% and the average maturity was 3.9 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 90.5% of the total investment portfolio at the end of the second quarter of 2008. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 5.0 years with a 100 basis point increase in long-term interest rates and to 5.3 years with a 200 basis point increase in long-term interest rates. Conversely, management estimates that repayments would increase and that the average maturity of the investment portfolio would decrease to 3.8 years and 2.3 years respectively, with a 100 basis point and 200 basis point decrease in long-term rates.
Park’s management projects that purchases of investment securities will be small during the second half of 2008. The maturities and repayments from the investment portfolio are expected to be used to help fund the increased demand for loans.
Average interest bearing deposit account balances decreased by $48 million or 1.3% to $3,767 million for the three months ended June 30, 2008 compared to $3,815 million for the second quarter of 2007. The average interest rate paid on interest bearing deposits decreased by 100 basis points to 2.34% for the second quarter of 2008 compared to 3.34% for the second quarter of 2007.
At June 30, 2008, total deposit balances were $4,532 million compared to $4,439 million at December 31, 2007 and $4,540 million at June 30, 2007. Noninterest bearing deposit balances were $764 million at June 30, 2008, compared to $695 million at December 31, 2007 and $706 million at June 30, 2007. In Park’s 2007 Annual Report, management projected that deposit balances would increase by 1% to 2% during 2008. Park’s management continues to expect modest deposit growth of 1% to 2% during 2008.
Average total borrowings increased by $595 million to $1,570 million for the second quarter of 2008 compared to $975 million for the second quarter of 2007. The large increase in average borrowings of $595 million or 61.0% was needed to fund the increase in interest earning assets of $535 million. The average interest rate paid on total borrowings was 3.05% for the second quarter of 2008 compared to 4.38% for the second quarter of 2007.
The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) increased by 7 basis points to 3.85% for the three months ended June 30, 2008 compared to 3.78% for the second quarter of 2007. However, the net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) decreased by 12 basis points to 4.20% for the second quarter of 2008 compared to 4.32% for the second quarter of 2007. The decrease in the net interest margin was primarily due to a decrease in the average tax equivalent yield on interest earning assets. The average tax equivalent yield on interest earning assets decreased by 93 basis points to 6.40% for the second quarter of 2008 compared to 7.33% for the second quarter of 2007. The average excess interest earning assets of $852 million in 2008 contributed interest income at the lower interest rate of 6.40% in 2008.

Net Interest Comparison for the First Half of 2008 and 2007
Net interest income increased by $10.5 million or 9.1% to $125.8 million for the first six months of 2008 compared to $115.3 million for the first half of 2007. This large increase in net interest income for 2008 compared to 2007 was partially due to the acquisition of Vision Bank. Park acquired Vision Bank on March 9, 2007 and as a result net interest income for 2007 does not include the results from Vision Bank for a full six months. Vision Bank generated net interest income of $13.7 million for the first half of 2008 compared to $10.3 million for the same period in 2007, an increase of 32.4%. Excluding Vision Bank, net interest income increased by $7.15 million or 6.8% to $112.1 million for the first half of 2008 compared to $105.0 million for the first half of 2007. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the six months ended June 30, 2008 with the same period in 2007.

Six Months Ended June 30,
	2008		2007
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,270,706	7.26%	$3,864,224	8.09%
Taxable Investments	1,730,316	5.04%	1,482,535	5.01%
Tax Exempt Investments	52,250	6.82%	67,787	6.69%
Money Market Instruments	13,098	2.68%	21,939	5.33%

Interest Earning Assets	$6,066,370	6.60%	$5,436,485	7.22%

Interest Bearing Deposits	$3,767,713	2.59%	$3,597,186	3.22%
Short-Term Borrowings	654,538	2.71%	366,242	4.50%
Long-Term Debt	802,364	3.89%	603,182	4.26%

Interest Bearing Liabilities	$5,224,615	2.80%	$4,566,610	3.46%
Excess Interest Earning Assets	$841,755		$869,875
Net Interest Spread		3.80%		3.76%
Net Interest Margin		4.19%		4.31%
Average interest earning assets increased by $630 million or 11.6% to $6,066 million for the first six months of 2008 compared to $5,436 million for the same period in 2007. The average yield on interest earning assets was 6.60% for the first half of 2008 compared to 7.22% for the first half of 2007.
Average loans increased by $406 million or 10.5% to $4,271 million for the first six months of 2008 compared to $3,864 million for the first half of 2007. The average yield on loans was 7.26% for the first half of 2008 compared to 8.09% for the first half of 2007.
Average investment securities, including money market instruments, were $1,796 million for the first six months of 2008 compared to $1,572 million for the same period in 2007. The average yield on taxable investment securities was 5.04% for the first half of 2008 and 5.01% for the first half of 2007 and the average tax equivalent yield on tax exempt securities was 6.82% in 2008 and 6.69% in 2007.
Average interest bearing liabilities increased by $658 million or 14.4% to $5,225 million for the first six months of 2008 compared to $4,567 million for the same period in 2007. The average cost of interest bearing liabilities was 2.80% for the first half of 2008 compared to 3.46% for the first six months of 2007.
Average interest bearing deposits increased by $171 million or 4.7% to $3,768 million for the first half of 2008 compared to $3,597 million for the first six months of 2007. The average interest rate paid on interest bearing deposit accounts was 2.59% for the first half of 2008 compared to 3.22% for the first six months of 2007.

Average total borrowings were $1,457 million for the first half of 2008 compared to $969 million for the first half of 2007. This increase of $488 million in average total borrowings was needed to help fund the increase in average interest earning assets of $630 million for the first six months of 2008 compared to the same period in 2007.
The average interest rate paid on total borrowings was 3.36% for the first half of 2008 compared to 4.35% for the first half of 2007.
The net interest spread increased by 4 basis points to 3.80% for the first half of 2008 compared to 3.76% for the first half of 2007. However, the net interest margin decreased by 12 basis points to 4.19% for the first half of 2008 compared to 4.31% for the first half of 2007. The decrease in the net interest margin was primarily due to a decrease in the average tax equivalent yield on interest earning assets. The average tax equivalent yield on interest earning assets decreased by 62 basis points to 6.60% for the first half of 2008 compared to 7.22% for the first half of 2007. The average excess interest earning assets of $842 million in 2008 contributed interest income at the lower interest rate of 6.60% in 2008.
Guidance on Net Interest Income for 2008
Management provided guidance in Park’s 2007 Annual Report that net interest income for 2008 would be approximately $240 to $242 million, the tax equivalent net interest margin would be approximately 4.10% and the average interest earning assets for the year would be approximately $5,900 million.
The actual results for the second quarter of 2008 and the first half of 2008 were better than management’s guidance. Net interest income for the first six months of 2008 was $125.8 million, which annualized would be about $252 million for 2008. The tax equivalent net interest margin was 4.19% and average interest earning assets were $6,066 million for the first six months of 2008.
The most recent projection by management indicates that net interest income will be $252 to $254 million for 2008. The tax equivalent net interest margin is forecasted to be approximately 4.17% for 2008 and average interest earning assets are projected to be approximately $6,140 million for 2008.
Provision for Loan Losses
The provision for loan losses increased by $11.7 million to $14.6 million for the second quarter of 2008 compared to $2.9 million for the same quarter in 2007. Net loan charge-offs were $14.4 million or an annualized 1.34% of average loans for the three months ended June 30, 2008, compared to $2.8 million or .28% annualized for the same period in 2007.
For the first six months of 2008, the provision for loan losses increased by $16.9 million to $22.0 million compared to $5.1 million for the first two quarters of 2007. Net loan charge-offs were $23.0 million for the two quarters ended June 30, 2008, or 1.08% of average loans on an annualized basis, compared to $5.0 million or .26% of average loans annualized for the same period in 2007.
Park’s Ohio-based banks had a loan loss provision of $3.1 million for the three months ended 2008 compared to $2.8 million for the same in 2007. Net loan charge-offs for the Ohio-based banks were $3.6 million for the second quarter of 2008 and were $10.8 million for Vision Bank. As a percentage of average loans annualized, net loan charge-offs for the second quarter of 2008 were .39% and 6.41% for the Ohio-based banks and Vision Bank, respectively.

For the first six months of 2008, the Ohio-based banks had a loan loss provision of $5.7 million compared to $5.0 million for the same period in 2007. Net loan charge-offs for the Ohio-based banks were $6.7 million for the first two quarters of 2008, or .37% of average loans annualized. Vision Bank had net loan charge-offs for the first six months of 2008 of $16.3 million, or 4.92% of average loans annualized.
Park’s annualized net loan charge-off ratio for the past five years has been .55% for 2007, .12% for 2006, .18% for 2005, .28% for 2004, and .43% for 2003. Park’s Ohio-based banks had a net loan charge-off ratio of .39% of average loans annualized for the year ended December 31, 2007 and Vision Bank had a net loan charge-off ratio of 1.71% for the same period.
Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $113.5 million or 2.60% of loans at June 30, 2008, compared to $108.5 million or 2.57% of loans at December 31, 2007 and $42.4 million or 1.03% of loans at June 30, 2007. Park’s Ohio-based banks had nonperforming loans of $53.9 million or 1.46% of loans at June 30, 2008, $45 million or 1.26% of loans at December 31, 2007 and $35.9 million or 1.02% of loans at June 30, 2007. Nonperforming loans for Vision Bank were $59.5 million or 8.76% of loans at June 30, 2008, $63.5 million or 9.86% of loans at December 31, 2007 and $6.5 million or 1.06% of loans at June 30, 2007. Management continues to write down non-performing loans on a timely basis. As of June 30, 2008, partial charge-offs of $3.3 million and $16.3 million have been taken on these loans for the Ohio-based banks and Vision Bank, respectively.
Other real estate owned was $19.6 million at June 30, 2008, compared to $13.4 million at December 31, 2007 and $7.2 million at June 30, 2007. At June 30, 2008, Vision Bank had other real estate owned of $12.8 million compared to $7.1 million at December 31, 2007 and $2.5 million at June 30, 2007. Management expects that other real estate owned at Vision Bank will increase in the third and fourth quarters as Vision Bank management continues to work through their non-performing loans.
The reserve for loan losses as a percentage of outstanding loans was 1.97% at June 30, 2008, 2.06% at December 31, 2007 and 1.94% at June 30, 2007. Vision Bank had a reserve for loan losses as a percentage of outstanding loans of 2.96% at June 30, 2008 compared to 3.15% at December 31, 2007.
Management provided guidance in Park’s 2007 Annual Report that the loan loss provision for 2008 would be $20 to $25 million and that the annualized net loan charge-off ratio would be approximately .45% to .55%. Based on the results for the first quarter of 2008, Management updated the guidance in the Form 10-Q for the period ended March 31, 2008, indicating that the expected loan loss provision for 2008 would be between $25 to $30 million and that the annualized net loan charge-off percentage for 2008 would be between .55% to .70%. The actual results for the second quarter of 2008 were worse than anticipated with a loan loss provision of $14.6 million, net loan charge-offs of $14.4 million or 1.34% of average loans annualized. While non-performing loans only increased by $2.1 million during the second quarter, from $111.3 million at March 31, 2008 to $113.5 million at June 30, 2008, the higher than expected level of net loan charge-offs at Vision Bank for the second quarter related primarily to credits already identified as nonperforming at March 31, 2008. These additional charge-offs for Vision Bank were a result of receiving updated appraisals for the underlying collateral, held primarily in Vision’s Florida markets. The most current projection by Park’s management indicates that the loan loss provision for 2008 will be $50 to $60 million and that the annualized net loan charge-off percentage for 2008 will be 1.15% to 1.40%. This projection assumes that the charge-off percentages for the Ohio-based banks and Vision Bank remain fairly consistent from the second quarter of 2008 for the third and fourth quarters of 2008.

The following table compares nonperforming assets at June 30, 2008, December 31, 2007 and June 30, 2007.

	June 30,	Dec. 31,	June 30,
Nonperforming Assets	2008	2007	2007
	(Dollars in Thousands)
Nonaccrual Loans	$105,992	$101,128	$35,333
Renegotiated Loans	1,686	2,804	3,421
Loans Past Due 90 Days or More	5,795	4,545	3,645

Total Nonperforming Loans	$113,473	$108,477	$42,399

Other Real Estate Owned	19,620	13,443	7,181

Total Nonperforming Assets	$133,093	$121,920	$49,580

Percentage of Nonperforming Loans to Loans	2.60%	2.57%	1.03%
Percentage of Nonperforming Assets to Loans plus Other Real Estate Owned	3.03%	2.88%	1.20%
Percentage of Nonperforming Assets to Total Assets	1.95%	1.88%	.79%
Total Other Income
Total other income for the quarters ended June 30, 2008 and 2007 was $18.5 million and for the six months ended June 30, 2008, total other income increased by $5.0 million or 14.3% to $39.6 million compared to $34.6 million for the same period in 2007. The primary reason for the increase in total other income for the six months ended June 30, 2008 was due to the $3.1 million of other income that was recognized by Park’s Ohio-based banks resulting from the successful completion of the initial public offering by Visa during March 2008 (see Note 14 — Guarantees of the Notes to Consolidated Condensed Financial Statements in this Form 10-Q). This is in the subcategory of “other income”. Total other income also increased as Vision Bank’s total other income for the first quarter of 2007 was only included from the date of acquisition on March 9, 2007. Total other income for Vision Bank increased by $629,000 to $1.9 million for the first six months of 2008, compared to $1.3 million for the same period in 2007.
The subcategory “other” income for Vision Bank has decreased by approximately $300,000 in both the three and six months ended June 30, 2008 primarily due to losses on sales of other real estate owned of approximately $170,000, which occurred in the second quarter.
The following table is a summary of the changes in the components of total other income.

	(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Income from Fiduciary Activities	$3,710	$3,571	$139	$7,283	$7,075	$208
Service Charges on Deposits	6,067	5,947	120	11,851	10,794	1,057
Other Service Income	2,861	2,763	98	5,938	5,268	670
Other	5,905	6,181	<276>	14,510	11,499	3,011

Total Other Income	$18,543	$18,462	$81	$39,582	$34,636	$4,946

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

Changes in Other Income
(In Thousands)
	Three Months Ended			Six Months Ended
	June 30, 2008			June 30, 2008
	Ohio-Based			Ohio-Based
	Other			Other	Vision
	Income	Vision Bank	Total	Income	Bank	Total
Income from Fiduciary Activities	$135	$4	$139	$199	$9	$208
Service Charges on Deposits	31	89	120	500	557	1,057
Other Service Income	53	45	98	283	387	670
Other	49	<325>	<276>	3,335	<324>	3,011

	$268	<$187>	$81	$4,317	$629	$4,946

Management provided guidance in Park’s 2007 Annual Report that total other income would be between $75.9 million and $77.4 million for 2008. Management continues to believe that total other income for 2008 will be approximately $76 million.
Gain (Loss) on Sale of Securities
During the second quarter of 2008, Park realized a gain of $587,000 from the sale of $55 million of U.S. Governmental Agency securities. These securities had an interest rate of 6.03% and were callable during the third quarter of 2008. The securities were sold with a give up yield of approximately 3.10% to the call date. For the first six months of 2008, Park has sold $80 million of U.S. Governmental Agency securities, for total gains year to date of $896,000. The proceeds from the sale of the investment securities were generally reinvested in U.S. Governmental Agency, 15 year mortgage-backed securities.
Total Other Expense
Total other expense increased by $1.9 million or 4.60% to $44.4 million for the quarter ended June 30, 2008 from $42.5 million for same period in 2007. Total other expense increased by $5.9 million or 7.24% to $87.7 million for the first six months of 2008 compared to $81.8 million for the same period in 2007. Total other expense for Vision Bank increased by $1.6 million and $6.3 million for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007. The Ohio-based banks had an increase of $350,000 and a decrease of $400,000 for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.

The following table is a summary of the changes in the components of total other expense.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In Thousands)	2008	2007	Change	2008	2007	Change
Salaries and Employee Benefits	$24,486	$24,735	<$249>	$49,157	$47,796	$1,361
Net Occupancy Expense	2,883	2,794	89	5,908	5,354	554
Furniture and Equipment Expense	2,576	2,381	195	4,893	4,557	336
Data Processing Fees	1,895	1,724	171	3,651	3,064	587
Professional Fees and Service Charges	2,837	2,666	171	5,689	5,173	516
Amortization of Intangibles	1,007	1,037	<30>	2,013	1,722	291
Marketing	1,130	1,324	<194>	2,128	2,477	<349>
Insurance	423	334	89	860	670	190
Postage and Telephone	1,811	1,727	84	3,696	3,364	332
State Taxes	705	719	<14>	1,469	1,453	16
Other	4,680	3,039	1,641	8,246	6,159	2,087

Total Other Expense	$44,433	$42,480	$1,953	$87,710	$81,789	$5,921

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three Months Ended			Six Months Ended
Change in Total Other Expense	June 30, 2008			June 30, 2008
	Ohio-			Ohio-
	Based			Based
	Other	Vision		Other	Vision
(In Thousands)	Expense	Bank	Total	Expense	Bank	Total
Salaries and Employee Benefits	<$639>	$390	<$249>	<$1,450>	$2,811	$1,361
Net Occupancy Expense	110	<21>	89	185	369	554
Furniture and Equipment Expense	133	62	195	<12>	348	336
Data Processing Fees	87	84	171	49	538	587
Professional Fees and Service Charges	225	<54>	171	392	124	516
Amortization of Intangibles	<30>	—	<30>	<62>	353	291
Marketing	<127>	<67>	<194>	<365>	16	<349>
Insurance	15	74	89	<27>	217	190
Postage and Telephone	57	27	84	148	184	332
State Taxes	5	<19>	<14>	10	6	16
Other	511	1,130	1,641	725	1,362	2,087

Total Other Expense	$347	$1,606	$1,953	<$407>	$6,328	$5,921

Park’s management continues to focus on controlling expenses during 2008. The number of full-time equivalent employees for Park was 2,069 at June 30, 2008 compared to 2,076 at June 30, 2007, which is a decrease of 7 FTE. Vision Bank had an increase in full-time equivalent employees of 26 to 211 at June 30, 2008 compared to 185 at June 30, 2007. Vision Bank added employees to their loan administration area and new branches during the last twelve months. Park’s Ohio-based banks had a decrease in full time equivalent employees of 33 employees or 1.75% to 1,858 at June 30, 2008 from 1,891 at June 30, 2007. Ohio-based banks opened three offices during the last twelve-months, with a total of 18 full-time equivalent employees. Without these new offices, Park’s Ohio-based banks would have had a decrease of 51 full-time equivalent employees. This decrease in the Ohio-based banks is a result of management’s continued efforts of improving efficiency. Management is working on consolidating Park’s eight Ohio-based banks into one common operating system. All of Park’s Ohio-based bank charters will be merged into the lead bank, The Park National Bank, during the third quarter of 2008. This process of merging into one common operating system (known as Project EPS) is expected to be completed during the second half of 2009.
The subcategory “other” for the Ohio-based banks increased by $511,000 for the second quarter of 2008 compared to the same period in 2007 due to the other-than-temporary impairment on investment securities of $439,000.
The subcategory “other” for Vision Bank increased by $1.1 million for the second quarter 2008 compared to the same period in 2007 due to a $930,000 write-down of one property included within “other real estate owned” assets, based on an updated appraisal, obtained in the ordinary course of business.
Management provided guidance in Park’s 2007 Annual Report that total other expense would be approximately $177 million for 2008. Management continues to believe that this estimate is accurate.
Income Tax
Federal income tax expense was $6.8 million for the second quarter of 2008 and state income tax expense was a credit of <$548,000>. For the first six months of 2008, federal income tax was $16.1 million and state income tax was a credit of <$700,000>. Vision Bank is subject to state income tax in the states of Alabama and Florida. State tax was a credit for both the three and six month periods ended June 30, 2008 because Vision Bank had losses for those periods. Park and its Ohio-based subsidiary banks do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.
Federal income tax expense was $9.8 million for the second quarter of 2007 and state income tax for the same period was $159,000. For the first six months of 2007, federal income tax was $18.3 million and state income taxes were $197,000.
The federal effective income tax ratio (federal income taxes divided by income before taxes) was 27.9% for the second quarter of 2008 compared to 29.4% for the second quarter of 2007. For the first six months of 2008, the federal effective tax rate was 28.5% compared to 29.0% for the same period in 2007. A lower effective federal income tax rate than the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.
Management provided guidance in Park’s 2007 Annual Report that the federal effective income tax rate for 2008 will be approximately 29.4%. Due to the large loan loss provision during the second quarter of 2008 and the projected large loan loss provision for the second half of 2008, management now believes that the federal effective tax rate for 2008 will be approximately 28.5%.

Comparison of Financial Condition
At June 30, 2008 and December 31, 2007
Changes in Financial Condition and Liquidity
Total assets increased by $319 million, or 4.9% to $6,820 million at June 30, 2008 compared to $6,501 million at December 31, 2007. Approximately $159 million of this increase is due to investment purchases (net) and approximately $142 million of the increase was due to the increase in loans for the first six months of the year.
Total investment securities (including interest bearing deposits) increased by $159 million to $1,862 million at June 30, 2008 from $1,703 million at December 31, 2007. During the first six months of 2008, management purchased $432 million of investment securities. These consist of U.S. Government Agencies yielding approximately 4.95%. Management expects that the investment securities portfolio will decrease as a result of pay-downs in the third and fourth quarters of 2008.
Loan balances increased by approximately $142 million to $4,366 million at June 30, 2008 from $4,224 million at December 31, 2007. The Ohio-based banks had loan growth of $101 million for the first six months of 2008 and Vision Bank experienced loan growth of $41 million for the same period.
Total liabilities increased by $321 million during the first six months of 2008 to $6,242 million from $5,921 million at December 31, 2007. Total borrowings increased by $248 million during the first six months, primarily to fund the increases in both the investment portfolio and loans.
Total deposits increased by $93 million to $4,532 million at June 30, 2008 from $4,439 million at December 31, 2007. Deposits at the Ohio-based banks increased by $121 million to $3,903 million at June 30, 2008 from $3,782 million at December 31, 2007. Vision Bank deposits decreased by $28 million during the first six months of 2008 to $629 million from $657 million at December 31, 2007.
Total stockholders’ equity decreased by $2.0 million to $578 million at June 30, 2008 from $580 million at December 31, 2007. Retained earnings increased by $3 million during the six months ended June 30, 2008 due to: (i) the net income of $41.2 million, which was offset by (ii) the declaration of dividends of $26.2 million, (iii) $11.6 million booked as a reduction to retained earnings for the adoption of EITF 06-04 (see Note 12 — Recent Accounting Pronouncements to the Notes to Consolidated Financial Statements in this Form 10-Q), and (iv) recording the measurement date provisions of SFAS No. 158 for $.3 million. Accumulated other comprehensive (loss) increased by $4.9 million to ($7.5) million at June 30, 2008. This increase was due to unrealized net holding losses on available for sale securities of $5.0 million, net of taxes, during the six month period, which was partially offset by a reduction consisting of the $60,000 adjustment to record the unrealized net holding gain, net of taxes, for cash flow hedges.
The dividend payout ratio for the first six months of 2008 was 63.7% and is expected to be between 65% and 75% for the entire twelve months ended December 31, 2008.
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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.0% at June 30, 2008 compared to 65.0% at December 31, 2007 and 66.1% at June 30, 2007. Cash and cash equivalents were $194.6 million at June 30, 2008 compared to $193.4 million at December 31, 2007 and $183.8 million at June 30, 2007. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
As of June 30, 2008, Vision Bank had over $30 million in deposits as a result of the Certificate of Deposit Account Registry Service (“CDARS”). In addition to this program, Management has also issued $10 million in brokered CD’s during the second quarter of 2008. The use of both CDARS and brokered CD’s will be used as needed by management based on funding needs.
Capital Resources
Stockholders’ equity at June 30, 2008 was $578 million or 8.48% of total assets compared to $580 million or 8.92% of total assets at December 31, 2007 and $627.4 million or 10.05% of total assets at June 30, 2007.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 6.91% at June 30, 2008 and 7.10% at December 31, 2007. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 9.91% at June 30, 2008 and 10.16% at December 31, 2007. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 11.71% at June 30, 2008 and 11.97% December 31, 2007.
The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2008. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2008.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.26%	7.83%	10.60%
Richland Trust Company	5.73%	11.82%	13.08%
Century National Bank	6.08%	9.21%	10.81%
First-Knox National Bank	5.39%	7.87%	10.35%
Second National Bank	5.36%	8.60%	10.75%
United Bank, N.A.	6.49%	11.81%	13.07%
Security National Bank	6.33%	9.68%	11.11%
Citizens National Bank	6.94%	14.25%	15.50%
Vision Bank	9.34%	11.21%	12.47%
Park National Corporation	6.91%	9.91%	11.71%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 32 of Park’s 2007 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2007. There were no significant changes in contractual obligations and commitments during the first six months of 2008.
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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	June 30, 2008	December 31, 2007
Loan Commitments	$958,421	$995,775
Unused Credit Card lines	131,932	132,242
Standby Letters of Credit	29,387	30,009

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management reviews interest rate sensitivity on a bi-monthly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 31 and 32 of Park’s 2007 Annual Report to Shareholders, which is incorporated by reference into Park’s 2007 Form 10-K.
On page 31 (Table 11) of Park’s 2007 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $178 million or 3.0% of interest earning assets at December 31, 2007. At June 30, 2008, Park’s twelve month cumulative rate sensitivity gap decreased to a negative (liabilities exceeding assets) $43 million or .69% of interest earning assets. The most significant factor contributing to this change in the rate sensitivity gap was the purchase of $432 million in investment securities during the first six months of the year, which were funded with shorter-term borrowings.
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
On page 32 of Park’s 2007 Annual Report to Shareholders, management reported that at December 31, 2007, the earnings simulation model projected that net income would increase by 0.2% using a rising interest rate scenario and decrease by 0.6% using a declining interest rate scenario over the next year. At June 30, 2008, the earnings simulation model projected that net income would increase by 0.1% using a rising interest rate scenario and remain unchanged using a declining interest rate scenario. At June 30, 2008, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Ohio and Florida markets in which we operate. Net loan charge-offs were 1.08% and 0.26% of average loans on an annualized basis for the first six months of 2008 and 2007, respectively. For the second quarter of 2008, net loan charge-offs on an annualized basis were 1.34% of average loans, compared to 0.28% for the same period in 2007. Net loan charge-offs for Vision Bank were $16.3 million for the first six months of 2008, or 4.92% of average loans on an annualized basis. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $113.5 million or 2.60% of loans at June 30, 2008, $111.3 million or 2.62% of loans at March 31, 2008, $108.5 million or 2.57% of loans at December 31, 2007, and $42.4 million or 1.03% of loans at June 30, 2007. At June 30, 2008, Vision Bank had $59.5 million of non-performing loans. It is uncertain when the negative credit trends in our markets (and nationally) will reverse. As a result, Park’s future earnings are susceptible to further declining credit conditions in the markets in which we operate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.) Not applicable

(b.) Not applicable

(c.) No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2008. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

		Average Price	Total Number of Common	Maximum Number of
	Total Number of	Paid Per	Shares Purchased as Part of	Common Shares that May
	Common Shares	Common	Publicly Announced Plans	Yet be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs(1)
April 1 thru April 30, 2008	—	—	—	1,797,352
May 1 thru May 31, 2008	—	—	—	1,797,352
June 1 thru June 30, 2008	—	—	—	1,675,546
Total	—	—	—	1,675,546

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. During 2007, Park purchased 7,826 common shares under this authorization. At June 30, 2008, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No treasury shares have been purchased in 2008.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2008, incentive stock options covering 284,537 common shares were outstanding and 1,215,463 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of June 30, 2008, incentive stock options covering 180,388 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 464,925 common shares were outstanding as of June 30, 2008 and 1,215,463 common shares were available for future grants. With 997,016 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at June 30, 2008, an additional 683,372 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
          Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5. Other Information
          (a), (b) Not applicable
Item 6. Exhibits

Exhibits

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

Exhibits

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article Five (incorporated herein by reference to Exhibit 3.2 (d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park’s March 31, 2008 Form 10-Q”))

3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)

10.1	Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008. (File No. 1-13006))

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 4, 2008	BY: /s/ C. Daniel DeLawder C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 4, 2008	BY: /s/ John W. Kozak John W. Kozak
Chief Financial Officer