Form 10-Q
period 2008-09-30
PARK NATIONAL CORP /OH/
filed 2008-11-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
13,964,533 Common shares, no par value per share, outstanding at October 31, 2008.

PARK NATIONAL CORPORATION
CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements	3-23
Consolidated Condensed Balance Sheets as of September 30, 2008 and December 31, 2007 (unaudited)	3
Consolidated Condensed Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4-5
Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6
Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	7-8
Notes to Consolidated Condensed Financial Statements	9-23
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-41
Item 3. Quantitative and Qualitative Disclosures About Market Risk	42
Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION	44-49
Item 1. Legal Proceedings	44
Item 1A. Risk Factors	44-45
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45-46
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits	46-48
SIGNATURES	49
EX-2.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands)

	September 30,	December 31,
	2008	2007

Assets:
Cash and due from banks	$161,591	$183,165
Money market instruments	22,378	10,232
Cash and cash equivalents	183,969	193,397
Interest bearing deposits	1	1
Securities available-for-sale, at fair value (amortized cost of $1,503,575 and $1,473,052 at September 30, 2008 and December 31, 2007)	1,502,362	1,474,517
Securities held-to-maturity, at amortized cost (fair value approximates $232,410 and $161,414 at September 30, 2008 and December 31, 2007)	236,298	165,421

Other investment securities	68,804	63,165

Loans	4,466,671	4,224,134
Allowance for loan losses	89,195	87,102

Net loans	4,377,476	4,137,032

Bank premises and equipment, net	69,562	66,634
Bank owned life insurance	131,248	119,472
Goodwill and other intangible assets	86,551	144,556
Other assets	143,462	136,907

Total assets	$6,799,733	$6,501,102

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$725,859	$695,466
Interest bearing	4,048,650	3,743,773

Total deposits	4,774,509	4,439,239

Short-term borrowings	580,306	759,318
Long-term debt	784,440	590,409
Subordinated debentures	40,000	40,000
Other liabilities	90,793	92,124

Total liabilities	6,270,048	5,921,090

COMMITMENTS AND CONTINGENCIES

Stockholders’ Equity:
Common stock (No par value; 20,000,000 shares authorized; 16,151,162 shares issued at 2008 and 16,151,200 shares issued at 2007)	301,211	301,213
Retained earnings	440,968	489,511
Treasury stock (2,186,624 shares at 2008 and 2,186,624 shares at 2007)	(208,104)	(208,104)
Accumulated other comprehensive (loss), net of taxes	(4,390)	(2,608)

Total stockholders’ equity	529,685	580,012

Total liabilities and stockholders’ equity	$6,799,733	$6,501,102

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest and dividend income:

Interest and fees on loans	$75,167	$83,964	$229,109	$238,625

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	22,204	18,826	65,538	55,651
Obligations of states and political subdivisions	488	754	1,707	2,349

Other interest income	88	222	262	802

Total interest and dividend income	97,947	103,766	296,616	297,427

Interest expense:

Interest on deposits:
Demand and savings deposits	5,573	11,309	18,266	29,936
Time deposits	15,527	21,440	51,344	60,249

Interest on borrowings:
Short-term borrowings	3,265	6,479	12,097	14,651
Long-term debt	8,354	5,122	23,871	17,867

Total interest expense	32,719	44,350	105,578	122,703

Net interest income	65,228	59,416	191,038	174,724

Provision for loan losses	15,906	5,793	37,869	10,879

Net interest income after provision for loan losses	49,322	53,623	153,169	163,845

Other income:
Income from fiduciary activities	$3,356	$3,614	$10,639	$10,689
Service charges on deposit accounts	6,434	6,544	18,285	17,338
Other service income	2,361	3,231	8,299	8,665
Other	4,937	5,671	19,447	17,004

Total other income	17,088	19,060	56,670	53,696

Gain on sale of securities	—	—	896	—
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Other expense:

Salaries and employee benefits	$25,105	$24,980	$74,262	$72,776
Occupancy expense	2,850	2,700	8,758	8,054
Furniture and equipment expense	2,412	2,407	7,305	6,964
Goodwill impairment charge	54,986	0	54,986	0
Other expense	14,126	12,730	41,878	36,812

Total other expense	99,479	42,817	187,189	124,606

Income (loss) before income taxes	(33,069)	29,866	23,546	92,935

Income taxes	5,343	8,562	20,789	27,058

Net income (loss)	($38,412)	$21,304	$2,757	$65,877

Per Share:

Net income (loss):
Basic	($2.75)	$1.50	$0.20	$4.62

Diluted	($2.75)	$1.50	$0.20	$4.61

Weighted average shares
Basic	13,964,549	14,193,019	13,964,561	14,273,759

Diluted	13,964,549	14,193,019	13,964,561	14,279,810

Cash dividends declared	$0.94	$0.93	$2.82	$2.79

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

				Accumulated
			Treasury	Other
	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2008 and 2007	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2006	$217,067	$519,563	($143,371)	($22,820)
Net Income		65,877			$65,877

Other comprehensive income (loss), net of tax:
Unrealized net holding gain on securities available-for-sale, net of taxes $1,548				2,875	2,875

Total comprehensive income					$68,752

Cash dividends on common stock at $2.79 per share		(39,586)
Cash payment for fractional shares in dividend reinvestment plan	(4)
Treasury stock purchased — 620,531 shares			(54,817)
Treasury stock reissued for stock options — 3,561 shares			296
Shares issued for Vision Bancshares purchase — 792,937 shares	83,258

BALANCE AT SEPTEMBER 30, 2007	$300,321	$545,854	($197,892)	($19,945)

BALANCE AT DECEMBER 31, 2007	$301,213	$489,511	($208,104)	($2,608)
Net Income		2,757			$2,757

Other comprehensive income (loss), net of tax:
Unrealized net holding loss on on cash flow hedge, net of taxes ($23)				(42)	(42)
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($937)				(1,740)	(1,740)

Total comprehensive income					$975

Cash dividends on common stock at $2.82 per share		(39,335)
Cash payment for fractional shares in dividend reinvestment plan	(2)
Postretirement benefit pertaining to endorsement split-dollar life insurance		(11,634)
FAS 158 measurement date adjustment, net of taxes ($178)		(331)

BALANCE AT SEPTEMBER 30, 2008	$301,211	$440,968	($208,104)	($4,390)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:

Net income	$2,757	$65,877

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, (accretion) and amortization, net	263	(2,154)
Provision for loan losses	37,869	10,879
Other than temporary impairment on investment securities	774	—
Stock dividends on Federal Home Loan Bank stock	(2,269)	—
Goodwill impairment charge	54,986	—
Amortization of core deposit intangibles	3,019	2,759
Realized investment security gains	(896)	—

Changes in assets and liabilities:
Increase in other assets	(9,617)	(7,639)
Increase (decrease) in other liabilities	166	(13,138)

Net cash provided by operating activities	87,052	56,584

Investing activities:

Proceeds from sales of:
Available-for-sale securities	80,894	—
Proceeds from maturity of:
Available-for-sale securities	245,560	646,918
Held-to-maturity securities	5,829	9,852
Purchases of:
Available-for-sale securities	(355,612)	(841,746)
Held-to-maturity securities	(76,705)	—
Net increase in other investments	(3,370)	—
Net increase in loans	(274,177)	(66,742)
Loans acquired — Ohio Legacy Bank, N.A. Branch	—	(38,348)
Cash paid for branch acquisition, Ohio Legacy Bank, N.A.	—	(2,693)
Cash paid for bank acquisition, Vision Bancshares, Inc.	—	(44,993)
Purchases of bank owned life insurance, net	(8,107)	—
Purchases of premises and equipment, net	(8,571)	(14,461)
Premises and equipment acquired — Ohio Legacy Bank, N.A. Branch	—	(1,150)

Net cash used in investing activities	(394,259)	(353,363)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007

Financing activities:

Net increase in deposits	$335,270	$109,131
Deposits acquired, Ohio Legacy Bank, N.A. Branch	—	23,466
Net (decrease) increase in short-term borrowings	(179,012)	311,018
Proceeds from exercise of stock options	—	296
Purchase of treasury stock	—	(54,817)
Cash payment for fractional shares in dividend reinvestment plan	(2)	(4)
Long-term debt issued	390,100	225,100
Repayment of long-term debt	(196,069)	(284,671)
Cash dividends paid	(52,508)	(52,533)

Net cash provided by financing activities	297,779	276,986

Decrease in cash and cash equivalents	(9,428)	(19,793)

Cash and cash equivalents at beginning of year	193,397	186,256

Cash and cash equivalents at end of period	$183,969	$166,463

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$108,315	$122,739

Income taxes	$25,220	$29,655

Summary of business acquisitions:
Fair value of assets acquired — Vision Bancshares, Inc.	—	$686,512
Cash paid for purchase — Vision Bancshares, Inc.	—	(87,843)
Stock issued for purchase — Vision Bancshares, Inc.	—	(83,258)
Fair value of liabilities assumed — Vision Bancshares, Inc.	—	(624,432)

Goodwill recognized	—	($109,021)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2008 and 2007.
Note 1 — Basis of Presentation
The consolidated financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) without audit. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2008.
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
Note 2 — Acquisitions and Intangible Assets
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (as amended)” requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based primarily on the increased level of net loan charge-offs at Vision Bank during the second quarter of 2008, management determined that it would be prudent to test for goodwill impairment during the third quarter of 2008. Park continued to experience credit deterioration in Vision Bank’s market place during the third quarter of 2008.
The fair value of Vision was estimated by using the average of three measurement methods. These included application of various metrics from bank sale transactions for institutions comparable to Vision Bank, including application of a market-derived multiple of tangible value and estimations of the present value of future cash flows. Park’s management reviewed the valuation of the fair value of Vision Bank with Park’s Board of Directors and concluded that Vision Bank should recognize an impairment charge and write down the remaining value of the goodwill previously recorded as a result of the merger of Vision Bancshares, Inc. (“Vision”) into Park ($55.0 million), resulting in goodwill with a balance of zero in respect of Vision Bank.

During the fourth quarter of 2007, Park’s management had determined that the goodwill from the Vision acquisition on March 9, 2007 could possibly be impaired due to the significant deterioration in the credit condition of Vision Bank. Nonperforming loans at Vision Bank increased from $26.3 million at September 30, 2007 to $63.5 million at December 31, 2007 or 9.9% of year-end loan balances. Net loan charge-offs were $6.4 million for the fourth quarter of 2007 or an annualized 3.99% of average loan balances. Management determined that due to these severe credit conditions, a valuation of the fair value of Vision Bank was required to be computed to determine if the then recorded goodwill of $109.0 million was impaired. Management determined that an impairment charge of $54.0 million was appropriate as of December 31, 2007.
Additional information pertaining to Park’s acquisitions made during 2007 is disclosed in Note 2 of the Notes to Consolidated Financial Statements included in Park’s 2007 Annual Report to Shareholders.
The following table shows the activity in goodwill and core deposit intangibles during the first nine months of 2008.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2007	$127,320	$17,236	$144,556
Amortization	—	<3,019>	<3,019>
Impairment Charge	<54,986>	—	<54,986>
September 30, 2008	$72,334	$14,217	$86,551
For the first nine months of 2008, Vision Bank experienced $25.2 million in net loan charge-offs, or an annualized 5.01% of average loans. For the third quarter of 2008, the net loan charge-offs for Vision Bank were $8.9 million, or an annualized 5.18% of average loans. The loan loss provision for Vision Bank was $11.5 million and $27.7 million for the three month and nine month periods ended September 30, 2008, respectively. See the disclosure under “Provision for Loan Losses” within “Item 2 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more details of the loan loss experience for Vision Bank and Park.
The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the Vision acquisition and the Millersburg branch purchase core deposit intangibles is six years. Management expects that the core deposit intangibles amortization expense will be $1.0 million for the fourth quarter of 2008.
Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2008	$4,025
2009	$3,746
2010	$3,422
2011	$2,677
2012	$2,677

Total	$16,547
Goodwill for the Ohio-based divisions was evaluated during the first quarter of 2008, and no impairment charge was necessary.

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
Commercial loans are individually risk graded. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow. Homogenous loans, such as consumer installment loans and residential mortgage loans, are not individually risk graded. Reserves are established for each pool of loans based on historical loan loss experience, current economic conditions, loan delinquency and other environmental factors.
The following table shows the activity in the allowance for loan losses for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2008	2007	2008	2007
Average Loans	$4,409,188	$4,115,617	$4,317,204	$3,948,942

Allowance for Loan Losses:
Beginning Balance	$86,045	$79,905	$87,102	$70,500

Charge-Offs:
Commercial, Financial and Agricultural	825	1,152	2,050	3,267
Real Estate — Construction	7,630	2,267	19,924	2,516
Real Estate — Residential	2,326	1,093	7,991	3,104
Real Estate — Commercial	630	768	2,811	1,139
Consumer	2,516	1,770	7,196	5,280
Lease Financing	—	—	4	—

Total Charge-Offs	13,927	7,050	39,976	15,306

Recoveries:
Commercial, Financial and Agricultural	203	167	612	863
Real Estate — Construction	12	—	62	8
Real Estate — Residential	268	314	548	578
Real Estate — Commercial	48	220	350	485
Consumer	639	470	2,611	2,441
Lease Financing	1	27	17	64

Total Recoveries	1,171	1,198	4,200	4,439

Net Charge-Offs	12,756	5,852	35,776	10,867

Provision for Loan Losses	15,906	5,793	37,869	10,879
Allowance for Loan Losses of Acquired Banks	—	—	—	9,334

Ending Balance	$89,195	$79,846	$89,195	$79,846

Annualized Ratio of Net Charge-Offs to Average Loans	1.15%	.56%	1.11%	.37%
Ratio of Allowance for Loan Losses to End of Period Loans	2.00%	1.91%	2.00%	1.91%

Note 4 — Earnings (Loss) Per Share
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007.
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net Income (Loss)	<$38,412>	$21,304	$2,757	$65,877
Denominator:
Denominator for Basic Earnings (Loss) Per Share (Weighted Average Shares Outstanding)	13,964,549	14,193,019	13,964,561	14,273,759
Effect of Dilutive Securities	—	—	—	6,051
Denominator for Diluted Earnings (Loss)Per Share (Weighted Average Shares Outstanding Adjusted for the Dilutive Securities)	13,964,549	14,193,019	13,964,561	14,279,810
Earnings (Loss) Per Share:
Basic Earnings (Loss) Per Share	<$2.75>	$1.50	$0.20	$4.62
Diluted Earnings (Loss) Per Share	<$2.75>	$1.50	$0.20	$4.61
For the three month and nine month periods ended September 30, 2008, options to purchase a weighted average 474,608 and 519,082 common shares, respectively, were outstanding but not included in the computation of diluted earnings (loss) per share because the respective option exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. For the three month and nine month periods ended September 30, 2007, options to purchase 538,015 and 482,780 common shares, respectively, were outstanding but not included in the computation of diluted net income per share due to their having the same anti-dilutive effect as those disclosed for the three and nine months ended September 30, 2008.
Note 5 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) and Vision Bank (headquartered in Panama City, Florida) (“VIS”). During the third quarter of 2008, Park combined the eight separately chartered Ohio-based bank subsidiaries into one national bank charter, that of The Park National Bank (“PNB”). Prior to the charter mergers that were consummated in the third quarter of 2008, Park considered each of its nine chartered bank subsidiaries as a separate segment for financial reporting purposes. SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information (as amended)” requires management to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. The change to two operating segments is in line with SFAS No. 131 as there are: (i) two separate and distinct geographic markets in which Park operates, (ii) the key operational functions of the two segments are primarily kept separate and distinct and (iii) the segments are aligned with the internal reporting to Park’s senior management. The financial information for the three and nine months ended September 30, 2007 has been reclassified to be consistent with the presentation of the financial information for the three and nine months ended September 30, 2008.

Operating Results for the Three Months Ended September 30, 2008
(In Thousands)

	PNB	VIS	All Other	Total
Net Interest Income	$56,096	$6,928	$2,204	$65,228
Provision for Loan Losses	3,988	11,474	444	15,906
Other Income	16,940	48	100	17,088
Goodwill Impairment	—	54,986	—	54,986
Other Expense	34,575	6,383	3,535	44,493
Net Income (Loss)	23,099	<61,682>	171	<38,412>

Balances at September 30, 2008
Assets	$5,966,890	$870,148	<$37,305>	$6,799,733
Operating Results for the Three Months Ended September 30, 2007
(In Thousands)

	PNB	VIS	All Other	Total
Net Interest Income	$49,550	$7,743	$2,123	$59,416
Provision for Loan Losses	2,873	2,420	500	5,793
Other Income	17,740	1,121	199	19,060
Other Expense	33,545	6,189	3,083	42,817
Net Income	20,779	176	349	21,304

Balances at September 30, 2007
Assets	$5,593,416	$890,566	$27,154	$6,511,136
Operating Results for the Nine Months Ended September 30, 2008
(In Thousands)

	PNB	VIS	All Other	Total
Net Interest Income	$163,672	$20,609	$6,757	$191,038
Provision for Loan Losses	8,752	27,729	1,388	37,869
Other Income and Gain on Sale of Securities	54,983	2,172	411	57,566
Goodwill Impairment	—	54,986	—	54,986
Other Expense	101,810	19,821	10,572	132,203
Net Income (Loss)	$72,276	<$70,216>	$697	$2,757
Operating Results for the Nine Months Ended September 30, 2007
(In Thousands)

	PNB	VIS	All Other	Total
Net Interest Income	$149,500	$18,078	$7,146	$174,724
Provision for Loan Losses	7,289	2,505	1,085	10,879
Other Income	50 825	2,377	494	53,696
Other Expense	101,565	13,301	9,740	124,606
Net Income	$61,503	$2,917	$1,457	$65,877

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the periods ended September 30, 2008 and 2007. The reconciling amounts for consolidated total assets for both of the periods ended September 30, 2008 and 2007 consist of the elimination of intersegment borrowings, and the assets of the Parent Company and GFC which are not eliminated. The results for Vision Bank for the nine months ended September 30, 2007 are from the acquisition date of March 9, 2007 through September 30, 2007.
Note 6 — Stock Option Plans
Park did not grant any stock options during the first nine months of 2008 or the first nine months of 2007. Additionally, no stock options became vested during the first nine months of 2008 or 2007.
The following table summarizes stock option activity during the first nine months of 2008.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2007	615,191	$100.63
Granted	—	—
Exercised	—	—
Forfeited/Expired	142,565	$93.15

Outstanding at September 30, 2008	472,626	$102.88

All of the stock options outstanding at September 30, 2008 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2008 was $0.
No stock options were exercised during the first nine months of 2008. The intrinsic value of the stock options exercised during the first nine months of 2007 was $47,000. The weighted average contractual remaining term was 1.7 years for the stock options outstanding at September 30, 2008.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At September 30, 2008, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 460,961 common shares were outstanding. The remaining outstanding stock options at September 30, 2008 covering 11,665 common shares were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At September 30, 2008, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).

Note 7 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	September 30,	December 31,
(In Thousands)	2008	2007
Commercial, Financial and Agricultural	$697,637	$613,282
Real Estate:
Construction	544,823	536,389
Residential	1,536,229	1,481,174
Commercial	1,032,512	993,101
Consumer	651,384	593,388
Leases	4,086	6,800

Total Loans	$4,466,671	$4,224,134

Note 8 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment. No impairment charges were deemed necessary in 2007.
Management follows the principles of Staff Accounting Bulletin No. 59 (“SAB No. 59”) when performing the quarterly evaluation of investment securities for any other-than-temporary impairment. During the second quarter of 2008, Management determined that Park’s unrealized loss in the stock of National City Corporation (NYSE:NCC) was other-than-temporary due to the duration and severity of the loss. Therefore, Park recognized an impairment loss of $439,000 during the second quarter of 2008. During the third quarter 2008, as a result of Management’s quarterly evaluation of investment securities for any other-than-temporary impairment, Management determined that impairment charges of $335,000 were necessary and were recorded in the results for the third quarter 2008. These charges were made up of an additional $62,000 for the stock held in National City Corporation, $98,000 for the stock held in Huntington Bancshares Incorporated (NASDAQ:HBAN), and $175,000 for Fifth Third Bancorp (NASDAQ:FITB). For the nine month period ended September 30, 2008, Park has recorded a total of $774,000, which is recorded in “other expenses” within the Consolidated Condensed Statements of Income. These impairment losses represent the difference between the investment’s cost and fair value on September 30, 2008.
The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. These conditions will not prohibit Park from receiving its contractual principal and interest payments on its debt securities.

(In Thousands)
		Gross	Gross
September 30, 2008		Unrealized	Unrealized		Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$127,732	$628	<$336	>	$128,024
Obligation of States and Political Subdivisions	30,470	373	<64	>	30,779
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,343,707	5,648	<7,726	>	1,341,629
Equity Securities	1,666	442	<178	>	1,930

Total	$1,503,575	$7,091	<$8,304	>	$1,502,362

		Gross	Gross
September 30, 2008		Unrecognized	Unrecognized		Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses		Fair Value

Obligations of States and Political Subdivisions	$11,572	$72	$—		$11,644
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	224,726	1	<3,961	>	220,766

Total	$236,298	$73	<$3,961	>	$232,410

(In Thousands)
		Gross	Gross
December 31, 2007		Unrealized	Unrealized		Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses		Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$200,996	$2,562	$—		$203,558
Obligation of States and Political Subdivisions	44,805	716	<20	>	45,501
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,224,958	6,292	<8,115	>	1,223,135
Equity Securities	2,293	420	<390	>	2,323

Total	$1,473,052	$9,990	<$8,525	>	$1,474,517

		Gross	Gross
December 31, 2007		Unrecognized	Unrecognized		Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses		Fair Value

Obligations of States and Political Subdivisions	$13,551	$127	$—		$13,678
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	151,870	2	<4,136	>	147,736

Total	$165,421	$129	<$4,136	>	$161,414

Note 9 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their amortized costs.

	September 30,	December 31,
(In Thousands)	2008	2007
Federal Home Loan Bank Stock	$61,928	$56,754
Federal Reserve Bank Stock	6,876	6,411

Total	$68,804	$63,165

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
The following table shows the components of net periodic benefit expense:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In Thousands)	2008		2007		2008		2007
Service Cost	$863		$810		$2,589		$2,430
Interest Cost	789		776		2,367		2,328
Expected Return on Plan Assets	<1,152	>	<1,066	>	<3,456	>	<3,198	>
Amortization of Prior Service Cost	8		8		24		24
Recognized Net Actuarial Loss	—		138		—		414

Benefit Expense	$508		$666		$1,524		$1,998

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

Note 11 — Recent Accounting Pronouncements
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
At September 30, 2008, Park and its subsidiary banks owned $131.2 million of bank owned life insurance policies. These life insurance policies are generally subject to endorsement split-dollar life insurance arrangements. These arrangements were designed to provide a pre-and postretirement benefit for senior officers and directors of Park and its subsidiary banks. Park’s management has completed its evaluation of the impact of the adoption of EITF Issue No. 06-4 on Park’s consolidated financial statements. On January 1, 2008, Park charged approximately $11.6 million to retained earnings and recorded a corresponding liability for the same amount.
Fair Value Measurements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The fair value option permits companies to choose to measure eligible items at fair value at specified election dates. Subsequent changes in fair value must be reported in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or during the first nine months of 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management believes that the impact of adoption resulted in enhanced footnote disclosures; however, the adoption did not materially impact the Consolidated Balance Sheets, the Consolidated Statements of Income, the Consolidated Statements of Changes in Stockholders’ Equity, or the Consolidated Statements of Cash Flows. (See Note 14 — Fair Value of the Notes to Consolidated Condensed Financial Statements).

At the February 12, 2008 FASB meeting, the FSAB decided to defer the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for these nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. Non-financial assets and liabilities may include (but are not limited to): (i) nonfinancial assets and liabilities initially measured at fair value in a business combination, but not measured at fair value in subsequent periods, (ii) reporting units measured at fair value in the first step of a goodwill impairment test as described in SFAS No. 142, and (iii) nonfinancial assets and liabilities measured at fair value in the second step of a goodwill impairment test as described in SFAS No. 142.
On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active”. This FSP does not change existing GAAP, but seeks to clarify how to consider various inputs in determining fair value under current market conditions consistent with the principles of SFAS 157. The FSP provides an example on how to calculate fair value when there is not an active market for that financial asset. Key concepts addressed include distressed sales, the use of 3rd party pricing information, use of internal assumptions, and others. FSP 157-3 was effective upon issuance and therefore it applies to Park’s consolidated financial statement for the three month and nine month periods ended September 30, 2008. The adoption of FSP 157-3 had no material impact on these financial statements.
Accounting for Business Combinations
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) does not apply to combinations between entities under common control. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Note 12 — Derivative Instruments
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
During the first quarter of 2008, the Company executed an interest rate swap to hedge a $25 million floating-rate subordinated note that was entered into by Park during the fourth quarter of 2007. The Company’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. Our interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount, and has been designated as a cash flow hedge.
As of September 30, 2008, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives that are not designated as hedges.
At September 30, 2008, the derivative’s fair value of <$65,000> was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At September 30, 2008, the variable rate on the $25 million subordinated note was 6.05% (LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).
For the nine months ended September 30, 2008, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was <$42,000> (net of taxes of <$23,000>). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
Note 13 — Guarantees
Pursuant to the requirements of FASB Interpretation 45 (“FIN 45”), Park recorded a contingent legal liability of $.9 million during the fourth quarter of 2007. This was a result of an announcement Visa made in the fourth quarter of 2007 that it was establishing litigation reserves for the settlement of a lawsuit and for additional potential settlements with other parties. Park recorded the contingent legal liability based on Visa’s announcements and Park’s membership interest in Visa. Visa had a successful initial public offering (“IPO”) during the first quarter of 2008. Visa used a portion of the IPO proceeds to fund an escrow account that will be used to pay contingent legal settlements. As a result of the IPO, Park was able to reverse the entire contingent legal liability and recognize as income $.9 million during the first quarter of 2008. This was reflected in other income within the unaudited consolidated condensed statement of income for the nine months ended September 30, 2008.
At the time of the IPO, Park held 132,876 Class B Common Shares of Visa. During the first quarter of 2008, Visa redeemed 51,373 of these shares and paid Park $2.2 million, which was recognized in other income within the unaudited consolidated condensed statement of income for the nine months ended September 30, 2008. The unredeemed shares are recorded at their original cost basis of zero.

Note 14 — Fair Value
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
Assets and Liabilities Measured on a Recurring Basis:
The following table presents financial assets and liabilities measured on a recurring basis:
Fair Value Measurements at Reporting Date Using
(In Thousands)

Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	09/30/08	(Level 1)	(Level 2)	(Level 3)
Available-for-Sale Securities	$1,502,362	$1,930	$1,497,608	$2,824
The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs:
Fair Value Measurements at Reporting Date Using
Significant Unobservable Inputs (Level 3)

(In Thousands)	AFS Securities
Beginning Balance, at January 1, 2008	$2,969
Total Unrealized (Losses)/Gains Included in Other Comprehensive Income	<145>

Ending Balance	$2,824

Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:
Fair Value Measurements at Reporting Date Using
(In Thousands)

Quoted Prices in
		Active Markets For	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	09/30/08	(Level 1)	(Level 2)	(Level 3)
SFAS No. 114 Impaired Loans	$55,328	—	—	$55,328
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $106.0 million. Of these, $55.3 million were carried at fair value, as a result of partial charge-offs of $21.8 million and a specific valuation allowance of $4.5 million. The specific valuation allowance for those loans has increased from $3.2 million at June 30, 2008 to $4.5 million at September 30, 2008.
Note 15 — Subsequent Events
On October 10, 2008, Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”), executed agreements to sell its unsecured credit card portfolio (with the exception of certain specified ineligible accounts) and its merchant card processing business to U.S. Bank National Association ND, d/b/a Elan Financial Services (“Elan”) and Elavon Inc. (“Elavon”), respectively. Both Elan and Elavon are wholly-owned subsidiaries of U.S. Bancorp. As of September 30, 2008, the unsecured credit card portfolio had a balance of approximately $30 million, the transaction had a total sale price of $39.3 million and Park expects to recognize approximately $8 million in other income (as a pre-tax gain resulting from the sale of the credit card portfolio) during the fourth quarter of 2008. Park expects to recognize income of approximately $4.2 million in the fourth quarter of 2008 from the sale of the merchant card processing business.
Note 16 — Evaluation of Participation in the U.S. Treasury Capital Purchase Program
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which creates the Troubled Asset Relief Program (“TARP”) and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.
The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. In order to participate in the CPP an application must be submitted before 5:00 p.m. (EST) on November 14, 2008. If a financial institution submits an application by the deadline and receives a preliminary approval to participate in the CPP, the financial institution would then have 30 days from the date of the preliminary approval to satisfy all requirements for participation and to complete the issuance of the senior preferred shares to the U.S. Treasury.

Eligible financial institutions can generally apply to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1% to 3% of the institution’s risk-weighted assets. In the case of Park, this would permit Park to apply for an investment by the U.S. Treasury of between approximately $47 million and $141 million.
If Park participates in the CPP, the U.S. Treasury would purchase from Park cumulative perpetual preferred shares, with a liquidation preference of at least $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares would constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares would pay cumulative dividends at a rate of 5% per annum for the first five years and will reset to a rate of 9% per annum after five years.
Financial institutions participating in the CPP must also issue warrants to the U.S. Treasury to purchase a number of common shares having a market price equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury. The initial exercise price for the warrants and the market price for determining the number of common shares subject to the warrants will be determined by reference to the market price of the common shares on the date of the investment by the U.S. Treasury in the Senior Preferred Shares (calculated on a 20-day trailing average). The warrants will have a term of 10 years. The Company is evaluating whether to apply for participation in the CPP.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: governmental intervention in the U.S. financial system; changes in consumer spending, borrowing and savings habits; deterioration in the asset value of Vision Bank’s loan portfolio may be worse than expected; Park’s ability to execute its business plan successfully and within the expected timeframe; Park’s ability to successfully integrate acquisitions into Park’s operations; Park’s ability to achieve the anticipated cost savings and revenue synergies from acquisitions; general economic and financial market conditions, specifically the real estate market, either national or in the states in which Park and its subsidiaries do business, are less favorable than expected; Park’s ability to convert its Ohio-based divisions to one operating system; deterioration in credit conditions in the markets in which Park’s subsidiary banks operate; changes in the interest rate environment reduce net interest margins; competitive pressures among financial institutions increase significantly; changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; the effect of critical accounting policies and judgments; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
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

Park considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, loss given default, the amounts and timing of expected future cash flows on impaired loans and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.
Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans.
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
Park’s recent adoption of SFAS No. 157 (See Note 14 — Fair Value of the Notes to Consolidated Condensed Financial Statements in this Form Quarterly Report 10-Q) on January 1, 2008 required management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. SFAS No. 157 also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of the inputs could be based on internal models and cash flow analysis. At September 30, 2008, the Level 3 inputs for Park had an aggregate fair value of approximately $58.2 million. This was 3.7% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $55.3 million (or 95%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available for sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets (as amended)” establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks and the banking industry comparable information.
During the three months ended September 30, 2008, Park’s management determined that the credit conditions at Vision Bank had further deteriorated and that an impairment analysis of the goodwill balance at Vision Bank was required. As a result of this impairment analysis, Vision Bank recorded a goodwill impairment charge of $55.0 million during the third quarter of 2008, which eliminated the goodwill asset at Vision Bank. Previously, Vision Bank recorded a goodwill impairment charge of $54.0 million during the fourth quarter of 2007 which had reduced the goodwill balance carried on the books of Vision Bank to $55.0 million from the original goodwill asset of $109.0 million.
At September 30, 2008, on a consolidated basis Park had core deposit intangibles of $14.2 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. During the third quarter of 2008, the banking charters for seven of Park’s Ohio-based subsidiary banks were merged into one remaining Ohio-based subsidiary bank, The Park National Bank, which is headquartered in Newark, Ohio. At September 30, 2008, the core deposit intangible asset recorded on the balance sheet of The Park National Bank was $4.86 million and the core deposit intangible asset at Vision Bank was $9.36 million. The goodwill asset recorded at The Park National Bank was $72.3 million at September 30, 2008. During the first quarter of 2008, Park’s management evaluated the goodwill for Park’s Ohio-based banks for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based banks exceeded the carrying value of $72.3 million and accordingly was not impaired. Please see Note 2 — Acquisitions and Intangible Assets of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.
Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
Summary Discussion of Results
Net income for the nine months ended September 30, 2008 decreased by $63.1 million or 95.8% to $2.8 million compared to net income of $65.9 million for the first three quarters of 2007. The primary reason for the large decrease in net income was the net loss of $70.2 million at Vision Bank for the first nine months of 2008 compared to net income of $2.9 million for the same period in 2007. As previously discussed, Vision Bank recognized a goodwill impairment charge of $55.0 million during the third quarter of 2008. Diluted earnings per share decreased by 95.7% to $.20 for the first three quarters of 2008 compared to $4.61 for the same period in 2007.

Excluding the $55.0 million goodwill impairment charge, net income for the first three quarters of 2008 was $57.8 million compared to $65.9 million for the first nine months of 2007, a decrease of $8.1 million or 12.3%. The provision for loan losses was $37.9 million for the nine months ended September 30, 2008 compared to $10.9 million for the same period in 2007. Net loan charge-offs were $35.8 million for the first nine months of 2008 compared to $10.9 million for the same period in 2007. The increase in the loan loss provision and the related net loan charge-offs in 2008 was primarily due to worsening credit conditions at Vision Bank.
As a result of the $55.0 million goodwill impairment charge, Park had a net loss of $38.4 million and a diluted net loss per share of $2.75 for the three months ended September 30, 2008 compared to net income of $21.3 million and diluted earnings per share of $1.50 for the third quarter of 2007. Vision Bank had a net loss of $61.7 million for the three months ended September 30, 2008 compared to net income of $176,000 for the third quarter of 2007.
Excluding the $55.0 million goodwill impairment charge, net income for the three months ended September 30, 2008 was $16.6 million compared to $21.3 million for the same period in 2007, a decrease of $4.7 million or 22.2%. The primary reason for the decrease in net income was an increase in the loan loss provision to $15.9 million for the third quarter of 2008 compared to $5.8 million for the third quarter of 2007. Net loan charge-offs were $12.8 million for the three months ended September 30, 2008 and $5.9 million for the same period in 2007. This deterioration in credit quality was largely focused at Vision Bank.
The following tables compare the components of net income for the three and nine month periods ended September 30, 2008 with the components of net income for the three and nine month periods ended September 30, 2007. The summary income statements are for Park, Vision Bank and Park Excluding Vision Bank (“Ohio-based divisions).
Park — Summary Income Statement

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In Thousands)	2008	2007	Percent Change	2008	2007	Percent Change
Net Interest Income	$65,228	$59,416	9.8%	$191,038	$174,724	9.3%
Provision for Loan Losses	15,906	5,793	174.6%	37,869	10,879	248.1%
Other Income	17,088	19,060	<10.3%>	56,670	53,696	5.5%
Gain on Sale of Securities	—	—	—	896	—	—
Goodwill Impairment Charge	54,986	—	—	54,986	—	—
Other Expense	44,493	42,817	3.9%	132,203	124,606	6.1%

Income (Loss) Before Taxes	<$33,069	$29,866	<210.7%>	$23,546	$92,935	<74.7%>
Income Taxes	5,343	8,562	<37.6%>	20,789	27,058	<23.2%>

Net Income (Loss)	<$38,412>	$21,304	<280.3%>	$2,757	$65,877	<95.8%>

Park acquired Vision Bancshares Inc. on March 9, 2007 and accordingly the operating results for Vision Bank in 2007 only include the revenue and expense from the date of acquisition.
Vision Bank — Summary Income Statement

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In Thousands)	2008	2007	Percent Change	2008	2007	Percent Change
Net Interest Income	$6,928	$7,743	<10.5%>	$20,609	$18,078	14.0%
Provision for Loan Losses	11,474	2,420	374.1%	27,729	2,505	1,006.9%
Other Income	48	1,121	<95.7%>	1,934	2,377	<18.6%>
Gain on Sale of Securities	—	—	—	238	—	—
Goodwill Impairment Charge	54,986	—	—	54,986	—	—
Other Expense	6,383	6,189	3.1%	19,821	13,301	49.0%

Income (Loss) Before Taxes	<$65,867>	$255	<25,930.2%>	<$79,755>	$4,649	<1,815.5%>
Income Taxes	<4,185>	79	<5,397.5%>	<9,539>	1,732	<650.8%>

Net Income (Loss)	<$61,682>	$176	<35,146.6%>	<$70,216>	$2,917	<2,507.1%>

Vision Bank has continued to have significant credit problems during 2008. Net loan charge-offs for the first nine months of 2008 were $25.2 million or an annualized 5.01% of average loans. At September 30, 2008, Vision Bank had nonaccrual loans of $76.5 million or 11.2% of loan balances. Additionally, Vision Bank had $13.5 million of other real estate owned at the end of the quarter. These severe credit problems negatively impact several items on the income statement for Vision Bank. Net interest income is negatively impacted by the large amount of nonaccrual loans, the provision for loan losses is directly impacted by the large amount of net loan charge-offs, other income was reduced by $900,000 during the third quarter by losses from the sale of other real estate owned and finally other expense is higher by the additional expense pertaining to foreclosure actions on nonaccrual loans and the holding costs for other real estate owned.
Park Excluding Vision Bank — Summary Income Statement

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In Thousands)	2008	2007	Percent Change	2008	2007	Percent Change
Net Interest Income	$58,300	$51,673	12.8%	$170,429	$156,646	8.8%
Provision for Loan Losses	4,432	3,373	31.4%	10,140	8,374	21.1%
Other Income	17,040	17,939	<5.0%>	54,736	51,319	6.7%
Gain on Sale of Securities	—	—		658	—	—
Other Expense	38,110	36,628	4.0%	112,382	111,305	1.0%

Income Before Taxes	$32,798	$29,611	10.8%	$103,301	$88,286	17.0%
Income Taxes	9,528	8,483	12.3%	30,328	25,326	19.8%

Net Income	$23,270	$21,128	10.1%	$72,973	$62,960	15.9%

Net income for Park excluding Vision Bank increased by $2.1 million or 10.1% for the third quarter of 2008 compared to the same period in 2007. This increase was primarily due to the increase in net interest income of $6.6 million or 12.8% in 2008 compared to 2007.

Net income for Park excluding Vision Bank increased by $10.0 million or 15.9% for the first nine months of 2008 compared to the first three quarters of 2007. This increase was primarily due to the $13.8 million or 8.8% increase in net interest income and the $3.4 million or 6.7% increase in other income. This increase in other income was largely due to the completion of the Visa initial public offering in 2008.
Park’s Ohio-based divisions recognized $3.1 million of other income during the first quarter of 2008 as a result of the Visa initial public offering. The Ohio-based divisions received $2.2 million in cash from Visa and also recognized $.9 million in income due to the elimination of the contingent liability reserve for Visa litigation claims, which was established during the fourth quarter of 2007 (see Note 13 — Guarantees of the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q).
Net Interest Income Comparison for the Third Quarter of 2008 and 2007
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 79.2% of total revenue for the third quarter of 2008 and 75.7% of total revenue for the third quarter of 2007. Net interest income increased by $5.8 million or 9.8% to $65.2 million for the third quarter of 2008 compared to $59.4 million for the third quarter of 2007.
The following table compares the average balance sheet and tax equivalent yield on interest earning assets and the cost of interest bearing liabilities for the third quarter of 2008 with the same quarter in 2007.
Three Months Ended September 30,

	2008		2007
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,409,188	6.80%	$4,115,617	8.11%
Taxable Investments	1,782,413	4.96%	1,499,233	4.98%
Tax Exempt Investments	42,312	6.64%	63,689	6.69%
Money Market Instruments	17,970	1.93%	16,800	5.23%

Interest Earning Assets	$6,251,883	6.25%	$5,695,339	7.26%

Interest Bearing Deposits	$3,873,958	2.17%	$3,837,602	3.39%
Short-Term Borrowings	610,617	2.13%	545,844	4.71%
Long-Term Debt	904,289	3.68%	474,025	4.29%

Interest Bearing Liabilities	$5,388,864	2.42%	$4,857,471	3.62%
Excess Interest Earning Assets	$869,019		$837,868
Net Interest Spread		3.83%		3.64%
Net Interest Margin		4.17%		4.17%
Average interest earning assets for the third quarter of 2008 increased by $557 million or 9.8% to $6,252 million compared to $5,695 million for the third quarter of 2007. The average yield on interest earning assets decreased by 101 basis points to 6.25% for the third quarter of 2008 compared to 7.26% for the same period in 2007.
Average interest bearing liabilities for the third quarter of 2008 increased by $532 million or 10.9% to $5,389 million compared to $4,857 million for the third quarter of 2007. The average cost of interest bearing liabilities decreased by 120 basis points to 2.42% for the third quarter of 2008 compared to 3.62% for the same period in 2007.

Interest Rates
The Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate during the first quarter of 2008 by 200 basis points from 4.25% to 2.25%. The FOMC furthered reduced the federal funds rate by 25 basis points to 2.00% in April 2008. The average targeted federal funds rate was 2.00% for the third quarter of 2008 and 2.43% for the first nine months of 2008 compared to an average targeted federal funds rate of 5.18% for the third quarter of 2007 and 5.23% for the first nine months of 2007.
The average prime lending rate was 5.00% for the third quarter of 2008 and 5.43% for the first nine months of 2008 compared to an average prime lending rate of 8.18% for the third quarter of 2007 and 5.23% for the first nine months of 2007.
On October 8, 2008, the FOMC further decreased the targeted federal funds rate from 2.00% to 1.50% and the prime lending rate decreased from 5.00% to 4.50%. Additionally, on October 29, 2008, the FOMC further cut the targeted federal funds rate to 1.00% from 1.50% and the prime lending rate decreased to 4.00% from 4.50%. Management expects that the interest rates on loans, investments, deposits and borrowings will continue to decrease in the fourth quarter of 2008.
Discussion of Loans, Investments, Deposits and Borrowings
Average loan balances increased by $293.6 million or 7.1% to $4,409 million for the three months ended September 30, 2008 compared to $4,116 million for the same period in 2007. The average yield on the loan portfolio decreased by 131 basis points to 6.80% for the third quarter of 2008 compared to 8.11% for the third quarter of 2007.
Total loans outstanding at September 30, 2008 were $4,467 million compared to $4,175 million at September 30, 2007, an increase of $292 million or 7.0%. Vision Bank produced an increase in loans of $68 million or 10.9% and Park’s Ohio-based divisions increased loans by $224 million or 6.3% for the twelve months ended September 30, 2008.
For the three months ended September 30, 2008, total loans outstanding increased by $101 million or 2.3%. During the third quarter of 2008, Park’s Ohio-based divisions increased loans by $97 million or 2.6% and Vision Bank increased loans by $4 million or .6%. Management expects loan growth to be at a slower pace for the fourth quarter of 2008. In Park’s 2007 Annual Report, management projected that loans would grow by 2% to 3% during 2008. With the increased loan demand, management now projects loan growth of 6% to 8% for 2008.
The average balance of taxable investment securities increased by $283 million or 18.9% to $1,782 million for the three months ended September 30, 2008 compared to $1,499 million for the third quarter of 2007. The average yield on taxable investment securities was 4.96% for the third quarter of 2008 compared to 4.98% for the third quarter of 2007.
The average balance of tax exempt investment securities decreased by $21 million or 33.6% to $42 million for the third quarter of 2008. The tax equivalent yield on tax exempt investment securities was 6.64% for the third quarter of 2008 compared to 6.69% for the third quarter of 2007.
Park’s management purchased $432 million of taxable investment securities during the first six months of 2008. No additional securities were purchased during the third quarter of 2008. These securities were all U.S. Government Sponsored Entity, mortgage-backed securities, collateralized mortgage obligations or notes. These securities were purchased at a weighted average yield of 4.95% with an average life of 3.6 years. Most of the purchased securities were seasoned 15 year mortgage-backed securities with a weighted average maturity of about 12 years. On an amortized cost basis, the total investment portfolio increased by $107 million during the first nine months of 2008 to $1,809 million at September 30, 2008.

At September 30, 2008, the tax equivalent yield on the total investment portfolio was 5.02% and the average maturity was 3.8 years. U.S. Government Sponsored Entities’ asset-backed securities comprised approximately 90.3% of the total investment portfolio at the end of the third quarter of 2008. This segment of the investment portfolio consists of fifteen-year mortgage-backed securities and fifteen-year collateralized mortgage obligations.
The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and collateralized mortgage obligations would be reduced. Management estimates that the average maturity of the investment portfolio would lengthen to 4.7 years with a 100 basis point increase in long-term interest rates and to 5.1 years with a 200 basis point increase in long-term interest rates. Conversely, management estimates that repayments would increase and that the average maturity of the investment portfolio would decrease to 2.8 years and 1.4 years respectively, with a 100 basis point and 200 basis point decrease in long-term rates.
Park’s management projects that purchases of investment securities will be limited during the fourth quarter of 2008. The maturities and repayments from the investment portfolio are expected to be used to help fund the anticipated continued strong demand for loans.
Average interest bearing deposit account balances increased by $36 million or .9% to $3,874 million for the three months ended September 30, 2008 compared to $3,838 million for the third quarter of 2007. The average interest rate paid on interest bearing deposits decreased by 122 basis points to 2.17% for the third quarter of 2008 compared to 3.39% for the third quarter of 2007.
At September 30, 2008, total deposit balances were $4,775 million compared to $4,439 million at December 31, 2007 and $4,535 million at September 30, 2007. Noninterest bearing deposit balances were $726 million at September 30, 2008, compared to $695 million at December 31, 2007 and $693 million at September 30, 2007. Total deposit balances have increased by $335.3 million or 7.6% in 2008, but $191 million of this growth was due to the use of brokered deposits. In Park’s 2007 Annual Report, management projected that deposit balances would increase by 1% to 2% during 2008. Park’s management continues to expect modest deposit growth of 1% to 2% during 2008, excluding brokered deposits.
Average total borrowings increased by $495 million to $1,515 million for the third quarter of 2008 compared to $1,020 million for the third quarter of 2007. The large increase in average borrowings of $495 million or 48.5% was needed to fund the increase in interest earning assets of $557 million. The average interest rate paid on total borrowings was 3.05% for the third quarter of 2008 compared to 4.51% for the third quarter of 2007.
The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) increased by 19 basis points to 3.83% for the three months ended September 30, 2008 compared to 3.64% for the third quarter of 2007. However despite the increase in the net interest spread, the net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.17% for both the third quarter of 2008 and the third quarter of 2007. The average tax equivalent yield on interest earning assets decreased by 101 basis points to 6.25% for the third quarter of 2008 compared to 7.26% for the third quarter of 2007 and the average excess interest earning assets of $863 million in 2008 contributed interest income at the lower interest rate of 6.25% in 2008.

Net Interest Comparison for the First Nine Months of 2008 and 2007
Net interest income increased by $16.3 million or 9.3% to $191.0 million for the first nine months of 2008 compared to $174.7 million for the first three quarters of 2007. This large increase in net interest income for 2008 compared to 2007 was partially due to the acquisition of Vision Bank. Park acquired Vision Bank on March 9, 2007 and as a result net interest income for 2007 does not include the results from Vision Bank for a full nine months. Vision Bank generated net interest income of $20.6 million for the first nine months of 2008 compared to $18.1 million for the same period in 2007, an increase of 14.0%. Excluding Vision Bank, net interest income increased by $13.8 million or 8.8% to $170.4 million for the first nine months of 2008 compared to $156.6 million for the first three quarters of 2007. The following table compares the average balance and the annualized tax equivalent yield/cost for interest earning assets and interest bearing liabilities for the nine months ended September 30, 2008 with the same period in 2007.
Nine Months Ended September 30,

	2008		2007
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,317,204	7.11%	$3,948,942	8.09%
Taxable Investments	1,747,809	5.01%	1,488,163	5.00%
Tax Exempt Investments	48,913	6.77%	66,405	6.69%
Money Market Instruments	14,734	2.37%	20,207	5.30%

Interest Earning Assets	$6,128,660	6.48%	$5,523,717	7.23%

Interest Bearing Deposits	$3,803,387	2.44%	$3,678,205	3.28%
Short-Term Borrowings	639,791	2.53%	426,768	4.59%
Long-Term Debt	836,587	3.81%	559,656	4.27%

Interest Bearing Liabilities	$5,279,765	2.67%	$4,664,629	3.52%
Excess Interest Earning Assets	$848,895		$859,088
Net Interest Spread		3.81%		3.72%
Net Interest Margin		4.18%		4.26%
Average interest earning assets increased by $605 million or 11.0% to $6,129 million for the first nine months of 2008 compared to $5,524 million for the same period in 2007. The average yield on interest earning assets was 6.48% for the first nine months of 2008 compared to 7.23% for the first three quarters of 2007.
Average loans increased by $368 million or 9.3% to $4,317 million for the first nine months of 2008 compared to $3,949 million for the first three quarters of 2007. The average yield on loans was 7.11% for the first nine months of 2008 compared to 8.09% for the same period in 2007.
Average investment securities, including money market instruments, were $1,811 million for the first nine months of 2008 compared to $1,575 million for the same period in 2007. The average yield on taxable investment securities was 5.01% for the first nine months of 2008 and 5.00% for the first three quarters of 2007 and the average tax equivalent yield on tax exempt securities was 6.77% in 2008 and 6.69% in 2007.
Average interest bearing liabilities increased by $615 million or 13.2% to $5,280 million for the first nine months of 2008 compared to $4,665 million for the same period in 2007. The average cost of interest bearing liabilities was 2.67% for the first nine months of 2008 compared to 3.52% for the first nine months of 2007.

Average interest bearing deposits increased by $125 million or 3.4% to $3,803 million for the first nine months of 2008 compared to $3,678 million for the first nine months of 2007. The average interest rate paid on interest bearing deposit accounts was 2.44% for the first nine months of 2008 compared to 3.28% for the first nine months of 2007.
Average total borrowings were $1,476 million for the first nine months of 2008 compared to $986 million for the first half of 2007. This increase of $490 million in average total borrowings was needed to help fund the increase in average interest earning assets of $605 million for the first nine months of 2008 compared to the same period in 2007.
The average interest rate paid on total borrowings was 3.25% for the first nine months of 2008 compared to 4.41% for the first three quarters of 2007.
The net interest spread increased by 9 basis points to 3.81% for the first nine months of 2008 compared to 3.72% for the first three quarters of 2007. However, the net interest margin decreased by 8 basis points to 4.18% for the first nine months of 2008 compared to 4.26% for the same period in 2007. The decrease in the net interest margin was primarily due to a decrease in the average tax equivalent yield on interest earning assets. The average tax equivalent yield on interest earning assets decreased by 75 basis points to 6.48% for the first nine months of 2008 compared to 7.23% for the first nine months of 2007. The average excess interest earning assets of $849 million in 2008 contributed interest income at the lower interest rate of 6.48% in 2008.
Guidance on Net Interest Income for 2008
Management provided guidance in Park’s 2007 Annual Report that net interest income for 2008 would be approximately $240 to $242 million, the tax equivalent net interest margin would be approximately 4.10% and the average interest earning assets for the year would be approximately $5,900 million.
The actual results for the first nine months of 2008 were better than management’s guidance. Net interest income for the first nine months of 2008 was $191.0 million, which annualized would be about $255 million for 2008. The tax equivalent net interest margin was 4.18% and average interest earning assets were $6,129 million for the first nine months of 2008.
The most recent projection by management indicates that net interest income will be $253 to $255 million for 2008. The tax equivalent net interest margin is forecasted to be approximately 4.17% for 2008 and average interest earning assets are projected to be approximately $6,143 million for 2008.
On October 10, 2008, Park sold its unsecured credit card portfolio of approximately $30 million and expects to record a pre-tax gain of about $8 million in the fourth quarter. The sale of the unsecured credit card portfolio is expected to reduce Park’s net interest margin in the fourth quarter of 2008 by 3 to 5 basis points.
Provision for Loan Losses
The provision for loan losses increased by $10.1 million to $15.9 million for the third quarter of 2008 compared to $5.8 million for the same quarter in 2007. Net loan charge-offs were $12.8 million or an annualized 1.15% of average loans for the three months ended September 30, 2008, compared to $5.9 million or .56% annualized for the same period in 2007.
For the first nine months of 2008, the provision for loan losses increased by $27.0 million to $37.9 million compared to $10.9 million for the first three quarters of 2007. Net loan charge-offs were $35.8 million for the three quarters ended September 30, 2008, or 1.11% of average loans on an annualized basis, compared to $10.9 million or .37% of average loans annualized for the same period in 2007.

Park’s Ohio-based divisions, which include PNB and its divisions, had a loan loss provision of $4.4 million for the three months ended September 30, 2008 compared to $3.4 million for the same period in 2007. Net loan charge-offs for the Ohio-based divisions were $3.9 million for the third quarter of 2008 and were $8.9 million for Vision Bank. As a percentage of average loans annualized, net loan charge-offs for the third quarter of 2008 were .42% and 5.18% for the Ohio-based affiliates and Vision Bank, respectively.
For the first nine months of 2008, the Ohio-based divisions had a loan loss provision of $10.1 million compared to $8.4 million for the same period in 2007. Net loan charge-offs for the Ohio-based divisions were $10.6 million for the first three quarters of 2008, or .39% of average loans annualized. Vision Bank had net loan charge-offs for the first nine months of 2008 of $25.2 million, or 5.01% of average loans annualized.
Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $132.3 million or 2.96% of loans at September 30, 2008, compared to $108.5 million or 2.57% of loans at December 31, 2007 and $66.2 million or 1.58% of loans at September 30, 2007. The Ohio-based divisions had nonperforming loans of $53.0 million or 1.40% of loans at September 30, 2008, $45.0 million or 1.26% of loans at December 31, 2007 and $39.9 million or 1.12% of loans at September 30, 2007. Nonperforming loans for Vision Bank were $79.3 million or 11.6% of loans at September 30, 2008, $63.5 million or 9.93% of loans at December 31, 2007 and $26.3 million or 4.3% of loans at September 30, 2007. Management continues to write down non-performing loans on a timely basis. As of September 30, 2008, partial charge-offs of $3.2 million and $18.5 million have been taken on these loans for Ohio-based divisions and Vision Bank, respectively.
Other real estate owned was $19.8 million at September 30, 2008, compared to $13.4 million at December 31, 2007 and $8.1 million at September 30, 2007. At September 30, 2008, Vision Bank had other real estate owned of $13.5 million compared to $7.1 million at December 31, 2007 and $2.4 million at September 30, 2007. Management expects that other real estate owned at Vision Bank will increase in the fourth quarter as Vision Bank management continues to work through their non-performing loans.
The reserve for loan losses as a percentage of outstanding loans was 2.00% at September 30, 2008, 2.06% at December 31, 2007 and 1.91% at September 30, 2007. Vision Bank had a reserve for loan losses as a percentage of outstanding loans of 3.32% at September 30, 2008 compared to 3.15% at December 31, 2007.
Management provided guidance in Park’s 2007 Annual Report that the loan loss provision for 2008 would be $20 to $25 million and that the annualized net loan charge-off ratio would be approximately .45% to .55%. Within each of the previous Quarterly Reports on Form 10-Q filed by Park during 2008, Management has updated the guidance on the expected loan loss provision and the net loan charge-off ratio for the twelve months ending December 31, 2008. This was a result of the increased net loan charge-offs for Vision Bank during the first and second quarters of 2008. Within the Quarterly Report on Form 10-Q for the six months ended June 30, 2008. Management disclosed that the provision for loan losses for the twelve months ended December 31, 2008 was expected to be between $50 to $60 million and that the net loan charge-off percentage for 2008 would be between 1.15% to 1.40%. The most current projections by Park Management are consistent with the guidance provided within the Quarterly Report on Form 10-Q for the six months ended June 30, 2008.

The following table compares nonperforming assets at September 30, 2008, June 30, 2008, December 31, 2007 and September 30, 2007.

	September 30,	June 30,	Dec. 31,	September 30,
Nonperforming Assets	2008	2008	2007	2007
Nonaccrual Loans	$126,336	$105,992	$101,128	$58,031
Renegotiated Loans	1,575	1,686	2,804	3,413
Loans Past Due 90 Days or More	4,388	5,795	4,545	4,734

Total Nonperforming Loans	$132,299	$113,473	$108,477	$66,178

Other Real Estate Owned	19,750	19,620	13,443	8,065

Total Nonperforming Assets	$152,049	$133,093	$121,920	$74,243

Percentage of Nonperforming Loans to Loans	2.96%	2.60%	2.57%	1.58%
Percentage of Nonperforming Assets to Loans plus Other Real Estate Owned	3.39%	3.03%	2.88%	1.78%
Percentage of Nonperforming Assets to Total Assets	2.24%	1.95%	1.88%	1.14%
Total Other Income
Total other income for the three months ended September 30, 2008 decreased by $2.0 million, or 10.3%, to $17.1 million compared to $19.1 million for the same period in 2007. For the three quarters ended September 30, 2008, total other income increased by $3.0 million, or 5.5%, to $56.7 million compared to $53.7 million for the same period in 2007. The decrease in total other income for the quarter ended September 30, 2008 was primarily due to a combination of a $.9 million reduction in other service income and a $.7 million reduction in the “other” category. The reduction in other service income was due mainly to a reduction in mortgage originations during the quarter, compared to the same period in 2007. The primary reason for the $.7 million decrease in the “Other” category for the third quarter of 2008 as compared to the same period in 2007 was the net losses on other real estate owned, of approximately $900,000 during the third quarter. Vision Bank had losses on the sale of other real estate owned of approximately $900,000 during the third quarter of 2008.
The primary reason for the increase in total other income for the nine months ended September 30, 2008 compared to the same period last year was the $3.1 million of other income that was recognized by Ohio-based divisions resulting from the successful completion of the initial public offering by Visa during March 2008 (see Note 13 — Guarantees of the Notes to the Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q). This is in the subcategory of “other”. Total other income also increased as Vision Bank’s total other income for the first quarter of 2007 was only included from the date of acquisition on March 7, 2007. This increase was offset by the losses resulting from the sale of other real estate owned during the third quarter by Vision Bank, as disclosed above. For the nine months ended September 30, 2008, Vision Bank had losses on sales of other real estate owned of approximately $1.1 million.
The following table is a summary of the changes in the components of total other income.

	Three Months Ended			Nine Months Ended
(In Thousands)	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Income from Fiduciary Activities	$3,356	$3,614	<$258>	$10,639	$10,689	<$50>
Service Charges on Deposits	6,434	6,544	<110>	18,285	17,338	947
Other Service Income	2,361	3,231	<870>	8,299	8,665	<366>
Other	4,937	5,671	<734>	19,447	17,004	2,443

Total Other Income	$17,088	$19,060	<$1,972>	$56,670	$53,696	$2,974

The following table breaks out the change in total other income between Park’s Ohio-based divisions and Vision Bank.
Changes in Other Income
(In Thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2008
	Ohio-Based			Ohio-Based	Vision
	Other Income	Vision Bank	Total	Other Income	Bank	Total
Income from Fiduciary Activities	<$261>	$3	<$258>	<$62>	$12	<$50>
Service Charges on Deposits	<183>	73	<110>	318	629	947
Other Service Income	<480>	<390>	<870>	<197>	<169>	<366>
Other	25	<759>	<734>	3,358	<915>	2,443

	<$899>	<$1,073>	<$1,972>	$3,417	<$443>	$2,974

Management provided guidance in Park’s 2007 Annual Report that total other income would be between $75.9 million and $77.4 million for 2008. Based on the most recent projections, Management believes that total other income, before the one-time fees earned from the sale of the credit card portfolio and merchant processing assets of approximately $12 million, will be between $73 million and $75 million for 2008. The net losses from the sales of other real estate owned during the third quarter of 2008, of approximately $900,000, have been a factor in this reduction from the original projection.
Gain (Loss) on Sale of Securities
For the first nine months of 2008, Park has sold $80 million of U.S. Governmental Agency securities, for total gains year to date of $896,000. These securities were callable in 2008 and were sold with a give up yield of approximately 3.10%. The proceeds from the sale of the investment securities were generally reinvested in U.S. Governmental Agency, 15 year mortgage-backed securities.
Total Other Expense
Total other expenses increased by $56.7 million, or 132.3% to $99.5 million for the quarter ended September 30, 2008 compared to $42.8 million for the comparable period in 2007. Without the goodwill impairment charge related to the acquisition of Vision Bank, other expense increased by $1.7 million, or 3.9% to $44.5 million for the third quarter of 2008, compared to the same period in 2007. For the first nine months of 2008, total other expense increased by $62.6 million, or 50.2% to $187.2 million from $124.6 million for the same period in 2007. Without the goodwill impairment charge, total other expense for the first nine months of 2008 increased by $7.6 million, or 6.1% to $132.2 million from $124.6 million for the same period in 2007. Total other expense for Vision Bank without the goodwill impairment charge increased by $194,000 and $6.5 million for the three and nine month periods ended September 30, 2008 as compared to the same periods in 2007. Total other expense for the Ohio-based divisions increased by $1.5 million and $1.1 million for the three and nine month periods ended September 30, 2008.

The following table is a summary of the changes in the components of total other expense.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(In Thousands)	2008	2007	Change	2008	2007	Change
Salaries and Employee Benefits	$25,105	$24,980	$125	$74,262	$72,776	$1,486
Net Occupancy Expense	2,850	2,700	150	8,758	8,054	704
Furniture and Equipment Expense	2,412	2,407	5	7,305	6,964	341
Data Processing Fees	1,785	1,838	<53>	5,436	4,902	534
Professional Fees and Services	3,078	2,545	533	8,767	7,718	1,049
Amortization of Intangibles	1,008	1,037	<29>	3,021	2,759	262
Marketing	1,179	1,273	<94>	3,307	3,750	<443>
Insurance	878	377	501	1,738	1,047	691
Postage and Telephone	1,769	1,773	<4>	5,465	5,137	328
State Taxes	758	703	55	2,227	2,156	71
Goodwill Impairment Charge	54,986	—	54,986	54,986	—	54,986
Other	3,671	3,184	487	11,917	9,343	2,574

Total Other Expense	$99,479	$42,817	$56,662	$187,189	$124,606	$62,583

The following table breaks out the change in total other expense between Park’s Ohio-based divisions and Vision Bank.

	Three Months Ended			Nine Months Ended
Change in Total Other Expense	September 30, 2008			September 30, 2008
	Ohio-			Ohio-
	Based			Based
	Other	Vision		Other	Vision
(In Thousands)	Expense	Bank	Total	Expense	Bank	Total
Salaries and Employee Benefits	$262	<$137>	$125	<$1,189>	$2,675	$1,486
Net Occupancy Expense	105	45	150	290	414	704
Furniture and Equipment Expense	<6>	11	5	<18>	359	341
Data Processing Fees	76	<129>	<53>	125	409	534
Professional Fees and Services	437	96	533	830	219	1,049
Amortization of Intangibles	<29>	—	<29>	<91>	353	262
Marketing	<6>	<88>	<94>	<371>	<72>	<443>
Insurance	192	309	501	165	526	691
Postage and Telephone	40	<44>	<4>	188	140	328
State Taxes	64	<9>	55	74	<3>	71
Goodwill Impairment Charge	—	54,986	54,986	—	54,986	54,986
Other	347	140	487	1,074	1,500	2,574

Total Other Expense	$1,482	$55,180	$56,662	$1,077	$61,506	$62,583

Park’s management continues to focus on controlling expenses during 2008. The number of full-time equivalent employees for Park was 2,060 at September 30, 2008 compared to 2,071 at September 30, 2007, which is a decrease of 11 FTE. Vision Bank had an increase in full-time equivalent employees of 11 to 207 at September 30, 2008 compared to 196 at September 30, 2007. Vision Bank added employees to their loan administration area and new branches during the last twelve months. Park’s Ohio-based divisions had a decrease in full time equivalent employees of 22 employees or 1.2% to 1,853 at September 30, 2008 from 1,875 at September 30, 2007. This decrease for the Ohio-based divisions is a result of management’s continued efforts of improving efficiency. All of Park’s Ohio-based subsidiary banks were merged into the lead bank, The Park National Bank, during the third quarter of 2008. Management continues to work on consolidating Park’s Ohio-based divisions into one common operating system (known as Project EPS), which is expected to be completed during the second half of 2009.
Professional fees and services increased by $437,000 and $830,000 for the three and nine months ended September 30, 2008 compared to the same periods last year, for the Ohio-based divisions. This was primarily due to increased expenditures incurred related to project EPS.
The subcategory “insurance” for Vision Bank has increased by $309,000 and $526,000 for the three and nine months ended September 30, 2008, compared to the same periods in 2007, due to a modification in the manner to which FDIC assessments were recorded in the general ledger. In addition, Vision Bank has experienced an increase in their assessment rates from the FDIC.
The sub-category “other” for the Ohio-based divisions increased by $347,000 during the quarter and $1.1 million during the nine months ended September 30, 2008, primarily due to “other-than-temporary” impairment charges of $335,000 and $774,000, respectively. See Note 8 — Investment Securities of the Notes to Consolidated Condensed Financial Statements.
The subcategory “other” for Vision Bank increased by $1.5 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to a $930,000 write-down of one property included within “other real estate owned” assets, based on an updated appraisal, obtained in the ordinary course of business.
Management provided guidance in Park’s 2007 Annual Report that total other expense would be approximately $177 million for 2008. Management continues to believe that this estimate is accurate.
Income Tax
Federal income tax expense was $5.9 million for the third quarter of 2008 and state income tax expense was a credit of <$547,000>. For the first nine months of 2008, federal income tax was $22.0 million and state income tax was a credit of <$1.2 million>. Vision Bank is subject to state income tax in the states of Alabama and Florida. State tax was a credit for both the three and nine month periods ended September 30, 2008 because Vision Bank had losses for those periods. Park and its Ohio-based divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.
Federal income tax expense was $8.6 million for the third quarter of 2007 and state income tax for the same period was $5,700. For the first nine months of 2007, federal income tax was $26.9 million and state income taxes were $203,000.

Substantially all of the $55 million impairment charge to goodwill from Vision Bank was not tax deductible and therefore should be excluded when comparing effective tax rates from period to period. Excluding the impairment charge to goodwill, the federal effective income tax ratio would have been 26.9% for the three months ended September 30, 2008 compare to 28.7% for the same period in 2007. Excluding the impairment charge to goodwill, the federal effective tax rate would have been 28.1% for the first nine months of 2008 compared to 28.9% for the same period in 2007. A lower effective federal income tax rate than the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.
Management provided guidance in Park’s 2007 Annual Report that the federal effective income tax rate for 2008 will be approximately 29.4%. Management updated this guidance within the Quarterly Report for the Form 10-Q for the six months ended June 30, 2008, with an updated projection of 28.5% for 2008. The adjustment to the projected federal effective income tax rate for the twelve months ended December 31, 2008 was due to loan loss provisions exceeding expected levels. Excluding the impairment charge to goodwill, Management projects the federal effective income tax rate to be consistent with the prior projection at approximately 28.5%.
Comparison of Financial Condition
At September 30, 2008 and December 31, 2007
Changes in Financial Condition and Liquidity
Total assets increased by $299 million, or 4.6% to $6,800 million at September 30, 2008 compared to $6,501 million at December 31, 2007. Approximately $100 million of this increase was due to investment securities purchases (net) and approximately $243 million of the increase was due to the increase in loans for the first nine months of the year. These increases to assets were offset by the non-cash reduction to goodwill and other intangibles of approximately $55 million.
Total investment securities (including interest bearing deposits) increased by $104 million to $1,807 million at September 30, 2008 from $1,703 million at December 31, 2007. During the first nine months of 2008, management purchased $432 million of investment securities. These consist of U.S. Government Agencies yielding approximately 4.95%. Management expects that the investment securities portfolio will decrease as a result of pay-downs in the fourth quarter of 2008.
Loan balances increased by approximately $243 million to $4,467 million at September 30, 2008 from $4,224 million at December 31, 2007. The Ohio-based divisions had loan growth of $198 million for the first nine months of 2008 and Vision Bank experienced loan growth of $45 million for the same period.
Total liabilities increased by $349 million during the first nine months of 2008 to $6,270 million from $5,921 million at December 31, 2007.
Total deposits increased by $336 million to $4,775 million at September 30, 2008 from $4,439 million at December 31, 2007. Deposits at the Ohio-based divisions increased by $355 million to $4,137 million at September 30, 2008 from $3,782 million at December 31, 2007. Vision Bank deposits decreased by $19 million during the first nine months of 2008 to $638 million from $657 million at December 31, 2007. The primary reasons for the large increase in deposits at the Ohio-based affiliates during the first nine months of 2008 are net new money in the CDARS program of $68 million, net new brokered certificates of deposit of $191 million, and $103 million in new money transferred in from the Trust Department of PNB.
Total borrowings only increased by $15 million during the first nine months of 2008 to $1,405 million from $1,390 million at December 31, 2007.

Total stockholders’ equity decreased by $50 million to $530 million at September 30, 2008 from $580 million at December 31, 2007. Retained earnings have decreased by $48.5 million during the nine months ended September 30, 2008 due to: (i) the net income of $2.8 million, which was more than offset by (ii) the declaration of dividends of $39.4 million, (iii) $11.6 million booked as a reduction to retained earnings in connection with the adoption of EITF 06-04 (see Note 11 — Recent Accounting Pronouncements to the Notes to Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q), and (iv) recording an adjustment of $0.3 million to retained earnings due to the measurement date provisions of SFAS No. 158 . Accumulated other comprehensive (loss) increased by $1.8 million to ($4.4) million at September 30, 2008. This increase was due to the unrealized net holding losses on available for sale securities of $1.7 million, net of taxes, during the nine months ended September 30, 2008 and the unrealized net holding loss on cash flow hedge of $42,000, net of taxes.
Using net income before the non-cash goodwill impairment charge, the dividend payout ratio for the first nine months of 2008 was 68.1% and is expected to be between 65% and 75% for the entire twelve months ended December 31, 2008.
The increase or decrease in the investment securities portfolio and short-term borrowings and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be acquired. Likewise, both short-term borrowings and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations are not sufficient to do so.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.7% at September 30, 2008 compared to 65.0% at December 31, 2007 and 64.1% at September 30, 2007. Cash and cash equivalents were $184.0 million at September 30, 2008 compared to $193.4 million at December 31, 2007 and $166.5 million at September 30, 2007. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at September 30, 2008 was $530 million or 7.79% of total assets compared to $580 million or 8.92% of total assets at December 31, 2007 and $628 million or 9.70% of total assets at September 30, 2007.
The $55 million impairment charge to goodwill from Vision Bank did not impact regulatory capital, as goodwill is excluded from equity for regulatory capital purposes.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 6.87% at September 30, 2008 and 7.10% at December 31, 2007. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 9.80% at September 30, 2008 and 10.16% at December 31, 2007. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 11.59% at September 30, 2008 and 11.97% December 31, 2007.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2008. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2008.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.90%	8.61%	10.67%
Vision Bank	8.85%	11.23%	12.51%
Park National Corporation	6.87%	9.80%	11.59%
Minimum Capital Ratio	4%	4%	8%
Well Capitalized Ratio	5%	6%	10%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 32 of Park’s 2007 Annual Report to Shareholders (Table 12) for disclosure concerning contractual obligations and commitments at December 31, 2007. There were no significant changes in contractual obligations and commitments during the first nine months of 2008.
Financial Instruments with Off-Balance Sheet Risk
All of the affiliate banks of Park are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their respective customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
The exposure to credit loss (for the subsidiary banks of Park) in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Park and each of its subsidiary banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extended loan commitments to customers.
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	September 30, 2008	December 31, 2007
Loan Commitments	$1,005,610	$995,775
Unused Credit Card lines	131,836	132,242
Standby Letters of Credit	26,441	30,009

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
On page 31 (Table 11) of Park’s 2007 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $178 million or 3.0% of interest earning assets at December 31, 2007. At September 30, 2008, Park’s twelve month cumulative rate sensitivity gap positive (assets exceeding liabilities) $113 million or 1.79% of interest earning assets. Park’s twelve-month cumulative rate sensitivity gap continues to be relatively balanced and stable.
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
On page 32 of Park’s 2007 Annual Report to Shareholders, management reported that at December 31, 2007, the earnings simulation model projected that net income would increase by 0.2% using a rising interest rate scenario and decrease by 0.6% using a declining interest rate scenario over the next year. At September 30, 2008, the earnings simulation model projected that net income would increase by 1.1% using a rising interest rate scenario and decrease by 1.2% using a declining interest rate scenario. At September 30, 2008, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida markets in which we operate. For the first nine months of 2008, Vision Bank has experienced $25.2 million in net loan charge-offs, or an annualized 5.01% of average loans. For the third quarter of 2008, the net loan charge-offs for Vision Bank were $8.9 million, or an annualized 5.18% of average loans. The loan loss provision for Vision Bank was $27.7 million and $11.5 million for the nine and three month periods ended September 30, 2008, respectively. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $132.3 million or 2.96% of loans at September 30, 2008, $113.5 million or 2.60% of loans at June 30, 2008, $111.3 million or 2.62% of loans at March 31, 2008, $108.5 million or 2.57% of loans at December 31, 2007, and $37.8 million or 1.07% of loans at September 31, 2007. At September 30, 2008 Vision Bank had non-performing loans of $79.3 million or 11.6% of loans compared to $59.5 million at June 30, 2008. It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.
U.S. and international credit markets and economic conditions as well as the governmental response to those markets and conditions could adversely affect our liquidity and financial condition.
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2008. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

			Total Number of Common	Maximum Number of
	Total Number of	Average Price	Shares Purchased as Part of	Common Shares that May
	Common Shares	Paid Per	Publicly Announced Plans	Yet be Purchased Under the
Period	Purchased	Common Share	or Programs	Plans or Programs (1)
July 1 thru July 31, 2008	—	—	—	1,675,546
August 1 thru August 31, 2008	—	—	—	1,674,547
September 1 thru September 30, 2008	—	—	—	1,673,948

Total	—	—	—	1,673,948

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. During 2007, Park purchased 7,826 common shares under this authorization. At September 30, 2008, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No treasury shares have been purchased in 2008.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2008, incentive stock options covering 282,171 common shares were outstanding and 1,217,829 common shares were available for future grants.
The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of September 30, 2008, incentive stock options covering 178,790 common shares were outstanding.
Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 460,961 common shares were outstanding as of September 30, 2008 and 1,217,829 common shares were available for future grants. With 997,016 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at September 30, 2008, an additional 681,774 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
(a), (b) Not applicable
Item 6. Exhibits
Exhibits

2.1	Agreement to Merge, entered into as of May 21, 2008, by and between (a) each of (i) The Richland Trust Company, (ii) Century National Bank, (iii) The First-Knox National Bank of Mount Vernon, (iv) United Bank, National Association (also referred to as United Bank, N.A.), (v) Second National Bank, (vi) The Security National Bank and Trust Co. and (vii) The Citizens National Bank of Urbana; and (b) The Park National Bank

2.2	Credit Card Account Purchase Agreement by and between U.S. Bank National Association ND, d/b/a Elan Financial Services and The Park National Bank (also known as Park National Bank), executed on October 10, 2008 with an effective date of September 30, 2008[1] (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 14, 2008 (File No. 1-13006))

[1]	The schedules referenced in the Credit Card Account Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Park National Corporation hereby agrees to furnish supplementally a copy of any such omitted schedule to the Credit Card Account Purchase Agreement to the Securities and Exchange Commission upon its request.

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 22, 1997) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3(a)(2) to Park’s June 30, 1997 Form 10-Q)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article Five (incorporated herein by reference to Exhibit 3.2 (d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park’s March 31, 2008 Form 10-Q”))

3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certification (Principal Financial Officer)

32.1	Section 1350 Certification (Principal Executive Officer)

32.2	Section 1350 Certification (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: November 4, 2008	BY:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: November 4, 2008	BY:	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer