Form 10-K
period 2008-12-31
PARK NATIONAL CORP /OH/
filed 2009-02-25
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13006
Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio	43058-3500
(Address of principal executive offices)	(Zip Code)
(740) 349-8451
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE Alternext US LLC
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2008, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $692,896,466 based on the closing sale price as reported on American Stock Exchange LLC (predecessor to NYSE Alternext US LLC). For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009

Common Shares, without par value	13,971,719 common shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2008 Annual Report	Parts I and II

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 2009	Part III
Exhibit Index on Page 63

PART I
ITEM 1. BUSINESS.
General
Park National Corporation (“Park”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Although Park was a financial holding company effective in December 2007, Park ceased to be a financial holding company effective June 30, 2008 and neither Park nor any of its subsidiaries engages in any of the activities permitted for a financial holding company but not a bank holding company.
Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (“Common Shares”), are listed on NYSE Alternext US LLC, successor to American Stock Exchange LLC (“NYSE Alternext”), under the symbol “PRK.”
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
Subsidiary Banks
Through Park’s subsidiary banks:
•	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio and Boone County in Kentucky; and
•	Vision Bank (“Vision Bank”), a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Leon, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida,

Park engages in the commercial banking and trust business. This commercial banking and trust business is primarily conducted in small and medium population Ohio communities and, since Vision Bancshares, Inc. (“Vision”) merged with and into Park in March 2007 (the “Vision Merger”), in Gulf Coast communities in Alabama and the Florida panhandle.
Vision Bank operates 18 financial service offices and one messenger office in Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. Vision Bank operates through two banking divisions — Vision Bank headquartered in Panama City, Florida and the Vision Bank Division of Gulf Shores, Alabama.
Park National Bank operates 128 financial service offices in Ohio and Northern Kentucky through twelve banking divisions with: (i) the Park National Bank division headquartered in Newark, Ohio; (ii) the Fairfield National Bank division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky division headquartered in Milford, Ohio; (iv) the Century National Bank division headquartered in Zanesville, Ohio; (v) the Second National Bank division headquartered in Greenville, Ohio; (vi) the Richland Bank division headquartered in Mansfield, Ohio; (vii) the United Bank division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Bank division headquartered in Mount Vernon, Ohio; (ix) the Farmers Bank division (also sometimes known as the Farmers and Savings Bank division) headquartered in Loudonville, Ohio; (x) the Security National Bank division headquartered in Springfield, Ohio; (xi) the Unity National Bank division headquartered in Piqua, Ohio; and (xii) the Citizens National Bank division headquartered in Urbana, Ohio.
Park’s two subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 23 of the Notes to Consolidated Financial Statements located on pages 69 and 70 of Park’s 2008 Annual Report. That financial information is incorporated herein by reference.
At December 31, 2008 and as of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 146 financial service offices and a network of 168 automated teller machines. These financial service offices span (i) 29 Ohio counties — Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Montgomery, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren; (ii) one county in Northern Kentucky — Boone; (iii) six counties in the panhandle of Florida — Bay, Gulf, Leon, Okaloosa, Santa Rosa and Walton; and (iv) one county on the Gulf Coast of Alabama — Baldwin.
Consolidated Computer Center, a division of Park National Bank, handles the data processing needs of Park’s Ohio-based banking divisions.
Consumer Finance Subsidiary
Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Other” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements located on pages 69 and 70 of Park’s 2008 Annual Report. This financial information is immaterial for purposes of separate disclosure.

Leasing Subsidiaries
Scope Leasing, Inc. (which does business as “Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the United States of America (the “United States”) and Canada.
Another subsidiary of Park National Bank, Park Leasing Company (“Park Leasing”), was formed in 2001 for the purpose of participating in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004 and Park Leasing is winding down its operations.
Ohio-Based Insurance Agency Subsidiary
Park National Bank has an insurance agency subsidiary, Park Insurance Group, Inc. (“Park Insurance Group”). Park Insurance Group was formed in 2002 and offers life insurance and other insurance products through licensed representatives who work for divisions of Park National Bank. However, Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency Subsidiary
As of the date of this Annual Report on Form 10-K, Park National Bank held 80% of the ownership interest of Park Title Agency, LLC. (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area. Effective at the close of business on February 27, 2009, Park will sell 31% of the ownership interest in Park Title Agency to the other member of Park Title Agency for $200,000.
Vision Bank Networking
Vision Bank conducts permissible insurance and securities networking activities under the d/b/a “Vision Bancshares Financial Group.” In an agency capacity, Vision Bancshares Financial Group offers its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products. The securities activities of Vision Bancshares Financial Group consist primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third party networking agreement. Since the consummation of the Vision Merger, the results of Vision Bancshares Financial Group have not been material to the consolidated entity.

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
Under the terms of the First Supplemental Indenture, Park also succeeded to and was substituted for Vision with the same effect as if Park had originally been named (i) as “Depositor” in the Amended and Restated Trust Agreement of the Vision Trust, dated as of December 5, 2005 (the “Trust Agreement”), among Vision, Wilmington Trust Company, as Property Trustee and as Delaware Trustee, and the Administrative Trustees named therein and (ii) as “Guarantor” in the Guarantee Agreement, dated as of December 5, 2005 (the “Guarantee Agreement”), between Vision and Wilmington Trust Company, as Guarantee Trustee. Through these contractual obligations, Park has fully and unconditionally guaranteed all of the Vision Trust’s obligations with respect to the floating rate preferred securities.
Both the junior subordinated debentures and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened to a date not earlier than December 30, 2010), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Payment of interest on the junior subordinated debentures, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters, subject to specified conditions.
Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any shares of Park’s capital stock (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred.
Other Subsidiaries
Park Investments, Inc., which is a subsidiary of Park National Bank, operates as an asset management company. Its operations are not significant to the consolidated entity.
The following subsidiaries operate as capital management companies: (i) Park Capital Investments, Inc. (“Park Capital”), a subsidiary of Park; (ii) Park National Capital LLC, whose members are Park Capital and Park National Bank; (iii) First-Knox National Capital LLC, whose members are Park Capital and Park National Bank (as successor by merger to The First-Knox National Bank of Mount Vernon); (iv) Security National Capital LLC, whose members are Park Capital and Park National Bank (as successor by merger to The Security National Bank and Trust Co.); and (v) Century National Capital LLC, whose members are Park Capital and Park National Bank (as successor by merger to Century National Bank). The operations of these subsidiaries are also not significant to the consolidated entity.

Recent Developments
Consolidation of Ohio Banking Operations
On July 30, 2007, Park announced its intent to consolidate the banking operations of its eight subsidiary banks located in Ohio under one charter — that of Park National Bank, which would remain a national bank. As discussed below, in 2008, each of (i) Century National Bank, a national bank headquartered in Zanesville, Ohio (“CNB”); (ii) Second National Bank, a national bank headquartered in Greenville, Ohio (“SNB”); (iii) The Richland Trust Company, an Ohio state-chartered bank headquartered in Mansfield, Ohio (“RTC”); (iv) United Bank, National Association, a national bank headquartered in Bucyrus, Ohio (“UB”); (v) The First-Knox National Bank of Mount Vernon, a national bank headquartered in Mount Vernon, Ohio (“FKNB”); (vi) The Security National Bank and Trust Co., a national bank headquartered in Springfield, Ohio (“SNBT”); and (vii) The Citizens National Bank of Urbana, a national bank headquartered in Urbana, Ohio (“CIT”) (collectively, the “Merging Banks”) merged with and into Park National Bank. The mergers were consummated on a serial basis in such order and with such effective times as were determined by each of the respective Merging Banks and Park National Bank to be appropriate and in the best interest of their respective operations and approved by the Office of the Comptroller of the Currency (the “OCC”). On February 20, 2008, the OCC notified Park National Bank that the OCC had approved the proposed mergers, providing the required regulatory approval.
As described below, the 12 Ohio-based community banking subsidiaries and divisions of Park’s subsidiary banks merged into the one charter and became divisions of Park National Bank. Since the mergers, each community bank division has retained its local leadership, local decision-making and unique local identity.
Effective as of the close of business on August 15, 2008, each of CNB and SNB merged with and into Park National Bank and became a division of Park National Bank. In addition, effective as of the close of business on August 29, 2008, each of RTC and UB merged with and into Park National Bank and became a division of Park National Bank. Effective as of the close of business on September 5, 2008, FKNB merged with and into Park National Bank and became a division of Park National Bank. As a result of the merger of FKNB with and into Park National Bank, Park National Bank succeeded FKNB as the transfer agent for the Park Common Shares. The transfer agent operations are conducted at the offices of FKNB (now a division of Park National Bank) in Mount Vernon, Ohio — the location where the transfer agent operations were conducted by FKNB. FKNB ceased to serve as transfer agent for the Park Common Shares as of the close of business on September 5, 2008 in conjunction with the merger, while Park National Bank became successor transfer agent of the Park Common Shares effective as of the opening of business on September 6, 2008. Finally, effective as of the close of business on September 19, 2008, each of SNBT and CIT merged with and into Park National Bank and became a division of Park National Bank. As of the close of business on September 19, 2008, the banking operations of Park’s eight subsidiary banks located in Ohio were all consolidated under Park National Bank’s charter.

Park National Bank now has twelve divisions: (i) the Park National Bank division headquartered in Newark, Ohio; (ii) the Fairfield National Bank division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky division headquartered in Milford, Ohio; (iv) the Century National Bank division headquartered in Zanesville, Ohio; (v) the Second National Bank division headquartered in Greenville, Ohio; (vi) the Richland Bank division headquartered in Mansfield, Ohio; (vii) the United Bank division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Bank division headquartered in Mount Vernon, Ohio; (ix) the Farmers Bank division (also sometimes known as the Farmers and Savings Bank division) headquartered in Loudonville, Ohio; (x) the Security National Bank division headquartered in Springfield, Ohio; (xi) the Unity National Bank division headquartered in Piqua, Ohio; and (xii) the Citizens National Bank division headquartered in Urbana, Ohio.
Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program
On December 23, 2008, Park completed the sale to the United States Department of the Treasury (the “U.S. Treasury”) of $100.0 million of newly-issued Park non-voting preferred shares as part of the U.S. Treasury’s Capital Purchase Program (the “Capital Purchase Program”) enacted as part of the Troubled Assets Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”). To finalize Park’s participation in the Capital Purchase Program, Park and the U.S. Treasury entered into a Letter Agreement, dated December 23, 2008 (the “Letter Agreement”), including the related Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”). Pursuant to the UST Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase 227,376 Park Common Shares, at an exercise price of $65.97 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $100.0 million in cash. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by Park to the U.S. Treasury under the Capital Purchase Program will qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.
Under standardized Capital Purchase Program terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum from December 23, 2008 to, but excluding, February 15, 2014 and at a rate of 9% per annum from and after February 14, 2014, but will be paid only if, as and when declared by Park’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the Park Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Park.
The terms of the Securities Purchase Agreement provide that, subject to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Series A Preferred Shares are redeemable at the option of Park at 100% of their liquidation preference plus accrued and unpaid dividends, provided that the Series A Preferred Shares may be redeemed prior to February 15, 2012 only if (i) Park has received aggregate gross proceeds from one or more qualified equity offerings (as defined in the Securities Purchase Agreement) of not less than $25.0 million and (ii) the aggregate redemption price of the Series A Preferred Shares does not exceed the aggregate net proceeds from such qualified equity offerings.

The American Recovery and Reinvestment Act of 2009 (the “ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the appropriate federal banking agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period. As a result, subject to consultation with the Federal Reserve Board, the U.S. Treasury must permit Park to redeem the Series A Preferred Shares at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs. If the Series A Preferred Shares were redeemed, the U.S. Treasury must liquidate the related Warrant at the current market price. The U.S. Treasury is to promulgate regulations to implement the procedures under which a TARP participant may repay any assistance received. As of the date of this Annual Report on Form 10-K, the U.S. Treasury had not yet issued such regulations.
Under the terms of the Securities Purchase Agreement, the U.S. Treasury may not transfer a portion or portions of the Warrant with respect to, and/or exercise the Warrant for more than one-half of, the 227,376 Common Shares issuable upon exercise of the Warrant, in the aggregate, until the earlier of (i) the date on which Park has received aggregate gross proceeds of not less than $100.0 million from one or more qualified equity offerings and (ii) December 31, 2009. In the event Park completes one or more qualified equity offerings on or prior to December 31, 2009 that result in Park receiving aggregate gross proceeds of not less than $100.0 million, the number of the Common Shares underlying the portion of the Warrant then held by the U.S. Treasury will be reduced by one-half of the Common Shares originally covered by the Warrant. In the Securities Purchase Agreement, the U.S. Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant. Any Common Shares issued by Park upon exercise of the Warrant will be issued from Common Shares held in treasury by Park.
The Securities Purchase Agreement contains limitations on the payment of dividends on the Common Shares from and after December 23, 2008 (including with respect to the payment of cash dividends in excess of $0.94 per share, which is the amount of the last quarterly cash dividend declared by Park prior to October 14, 2008). Park may not pay dividends on Park Common Shares (other than dividends payable solely in Common Shares) if Park is in arrears on the payment of Series A Preferred Share dividends. Prior to the earlier of (i) December 23, 2011 and (ii) the date on which the Series A Preferred Shares have been redeemed in whole or the U.S. Treasury has transferred the Series A Preferred Shares to unaffiliated third parties, Park may not declare or pay any dividend or make any distribution on the Park Common Shares other than: (i) regular quarterly dividends not exceeding $0.94 per share; and (ii) dividends payable solely in Park Common Shares. In addition, unless the Series A Preferred Shares have been transferred to unaffiliated third parties or have been redeemed in whole, until December 23, 2011, the U.S. Treasury’s consent would be required for any repurchases of (i) Common Shares or other capital stock or other equity securities of any kind of Park or (ii) any trust preferred securities issued by Park or any affiliate of Park, other than (x) repurchases of the Series A Preferred Shares, (y) purchases of junior preferred shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and (z) purchases under certain other limited circumstances specified in the Securities Purchase Agreement. Further, Common Shares may not be repurchased by Park if Park is in arrears on the payment of Series A Preferred Share dividends.

In the Securities Purchase Agreement, Park adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury owns any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant. These standards generally apply to Park’s executive officers. The ARRA retroactively amends the executive compensation and corporate governance provisions applicable to participants in the Capital Purchase Program. The ARRA executive compensation and corporate governance standards remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant. The ARRA executive compensation standards apply to Park’s Senior Executive Officers (as defined in the ARRA) as well as other employees. Please see the discussion of the standards for executive compensation and corporate governance under the EESA and the ARRA in the section captioned “Supervision and Regulation of Park and its Subsidiaries — Capital Purchase Program” below.
Sale of Credit Card Accounts
On October 10, 2008, Park National Bank executed a Credit Card Account Purchase Agreement (the “Elan Purchase Agreement”) with U.S. Bank National Association ND, d/b/a Elan Financial Services, a national bank (“Elan”). The Elan Purchase Agreement was made as of September 30, 2008. Pursuant to the Elan Purchase Agreement, Elan purchased Park National Bank’s unsecured credit card accounts (with the exception of certain specified ineligible accounts) (the “Accounts Sold”) as they existed on September 30, 2008. The Accounts Sold included accounts from each of Park National Bank’s 12 Ohio-based banking divisions and had an outstanding principal balance of approximately $31.2 million. The Accounts Sold included the Park National Bank banking divisions’ regular credit card products, such as VISA ® Classic cards, VISA ® signature series cards, VISA ® Gold cards and MasterCard ®. The Accounts Sold did not include home-equity-based VISA ® cards.
The purchase price for the Accounts Sold of $39.3 million was based on the principal balance of the Accounts Sold, plus a premium and minus unearned program fees. Park recognized a pre-tax gain resulting from the sale of the Accounts Sold of approximately $7.6 million in the fourth quarter of 2008.

Services Provided by Park’s Subsidiaries
Except as noted below, each of Park’s subsidiary banks and their respective divisions provide the following principal services:
•	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;
•	commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which, except for home-equity-based credit cards, are offered through a third party), home equity lines of credit and commercial and auto leasing;
•	trust and wealth management services;
•	cash management;
•	safe deposit operations;
•	electronic funds transfers;
•	online Internet banking with bill pay service; and
•	a variety of additional banking-related services tailored to the needs of individual customers.
Vision Bank does not offer credit cards, automobile or commercial leasing services.
Park believes that the deposit mix of its subsidiary banks is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary bank would not have a materially adverse effect on the business of that subsidiary bank or Park.
Guardian Finance also provides consumer finance services.
Lending Activities
Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in (i) the 29 Ohio counties and one Kentucky county served by the financial service offices of Park National Bank and (ii) the six Florida counties and one Alabama county serviced by the financial services offices of Vision Bank. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, installment loans and credit card loans. Each subsidiary bank also generates fixed rate residential real estate loans for sale to the secondary market.
Guardian Finance originates and retains for its own portfolio consumer installment loans. Guardian Finance makes lending decisions in accordance with the written loan policy adopted and approved by the Guardian Finance Board of Directors.
There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which the loans may be repaid, risks resulting from changes in the national and local economies, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial Loans
At December 31, 2008, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,754 million in commercial loans (including commercial real estate loans) and commercial leases outstanding, representing approximately 39% of their total aggregate loan portfolio as of that date. Of this amount, approximately $714 million represented commercial loans, $1,036 million represented commercial real estate loans and $4 million represented commercial leases. Vision Bank had approximately $196 million in commercial loans (including commercial real estate loans) outstanding at December 31, 2008, representing approximately 28% of Vision Bank’s aggregate loan portfolio at that date. Of this amount, approximately $81 million represented commercial loans and approximately $115 million represented commercial real estate loans.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 3 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 35, and is incorporated herein by reference.
The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 29 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the six Florida counties and one Alabama county where Vision Bank operates. The primary industries represented by these customers include commercial real estate leasing, commercial real estate construction, manufacturing, retail trade, health care and other services.
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

The regulatory limit for loans made to one borrower by Park National Bank was $69.2 million at December 31, 2008. Vision Bank’s regulatory limits for loans made to one borrower were $21.3 million for a secured loan or $12.8 million for an unsecured loan, at December 31, 2008. Participations in a loan by one or both of Park’s subsidiary banks in an amount larger than $25.0 million are generally sold to third party banks or financial institutions.
Park has a loan review program which annually evaluates substantially all (approximately 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes effective and prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off quarterly. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 54 of Park’s 2008 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. The total indebtedness of the largest single borrower within the commercial portfolio was $26.8 million at December 31, 2008. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrower, and a decrease in interest rates decreases the debt service requirement for the borrower. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial loan portfolio and the commercial real estate portfolio is provided in Tables 7 and 8 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2008, Scope Aircraft Finance had outstanding approximately $100 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).

Consumer Loans
At December 31, 2008, Park’s subsidiary banks, together with Park Leasing and Guardian Finance, had outstanding consumer loans (including automobile leases and home-equity-based credit cards) in an aggregate amount of approximately $643.5 million, constituting approximately 14% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank.
Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A qualified compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet that subsidiary’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 54 of Park’s 2008 Annual Report, and is incorporated herein by reference. Each subsidiary bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offers home-equity-based credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 7 and 8 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2008, Park’s subsidiary banks had outstanding approximately $2,094 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 46.6% of total loans outstanding. Of this amount, approximately $1,286 million represented residential real estate loans, $274 million represented home equity lines of credit and $534 million represented construction loans. The market area for real estate lending by the subsidiary banks is concentrated in (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. Park had approximately $34 million of net charge-offs resulting from construction loans during the year ended December 31, 2008. Vision Bank accounted for approximately $29 million, or 85% of this total. At December 31, 2008, Vision Bank had approximately $285 million outstanding in construction loans, or 53% of Park’s consolidated total at the end of 2008. In addition to construction loans, Vision Bank had approximately $156 million of residential real estate loans and $44 million of home equity lines of credit.

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
Home equity lines of credit are generally made as second mortgages by Park’s subsidiary banks. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. For Vision Bank, this percentage can be as high as 89.9% depending on the credit score and debt-to-income ratio of the borrower. The home equity lines of credit are written with ten-year terms for Park National Bank and 25-year terms for Vision Bank. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 7 and 8 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although occasionally a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 3 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 35, and is incorporated herein by reference.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 7 and 8 included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Ohio-Based Insurance Agency
Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park National Bank. Park Insurance Group’s customers include current customers of Park National Bank and other residents in the 29 Ohio counties and one Kentucky county served by Park National Bank. Park Insurance Group’s results to date have not been material to the consolidated entity.
Title Agency
Park Title Agency is a traditional title agency serving residential and commercial customers in the central Ohio area who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency’s customers include current customers of Park National Bank and other residents primarily in the 29 Ohio counties and one Kentucky county served by Park National Bank.
Vision Bancshares Financial Group
Vision Bancshares Financial Group conducts permissible insurance and securities networking activities. In an agency capacity, Vision Bancshares Financial Group offers its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products, through licensed representatives who work for Vision Bank. The securities activities of Vision Bancshares Financial Group consist primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third party networking agreement. Vision Bancshares Financial Group’s results since the consummation of the Vision Merger have not been material to the consolidated entity.

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
Employees
As of December 31, 2008, Park and its subsidiaries had 2,051 full-time equivalent employees.
Supervision and Regulation of Park and its Subsidiaries
Park, its subsidiary banks and many of its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders.
Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE Alternext under the trading symbol “PRK,” which subjects Park to the NYSE Alternext Company Guide for listed companies. As a result of Park’s participation in the U.S. Treasury’s Capital Purchase Program, Park is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Asset Relief Program under EESA and ARRA, as discussed below under the caption “- Capital Purchase Program.”
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the OCC and secondarily by the FDIC.
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
The following information describes selected federal and state statutory and regulatory provisions and is qualified in its entirety by reference to the full text of the particular statutory or regulatory provisions. These statutes and regulations are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Park and its subsidiaries could have a material effect on their respective businesses.
Regulation of Bank Holding Companies
As a bank holding company, Park’s activities are subject to extensive regulation by the Federal Reserve Board. Park is required to file reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require, and is subject to regular examinations by the Federal Reserve Board.
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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Although Park was a financial holding company effective in December 2007, Park ceased to be a financial holding company effective June 30, 2008 and neither Park nor any of its subsidiaries engages in any of the activities permitted for a financial holding company but not a bank holding company.
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
Transactions with Affiliates, Directors, Executive Officers and Shareholders
Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.
An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank. The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.
A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board. Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment. In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. Furthermore, it is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board. Park National Bank is an insured institution as a member of the Deposit Insurance Fund. As a result, it is subject to regulation by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC.
Regulation of Consumer Finance Companies
As a consumer finance company incorporated under Ohio law, Guardian Finance is subject to regulation and supervision by the Division of Financial Institutions. Division regulation and supervision designed to protect consumers affect the lending activities of Guardian Finance, including interest rates and certain loan terms, advertising and record retention. If grounds provided by law exist, the Division of Financial Institutions may suspend or revoke an Ohio consumer finance company’s ability to make loans.
Regulation of Florida State-Chartered Banks
Vision Bank is organized under the laws of the State of Florida and its deposits are insured by the FDIC up to the maximum amount permitted by law. Vision Bank is subject to regulation, supervision and regular examination by the State of Florida’s Office of Financial Regulation and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Bank, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements and the locations of financial service offices and certain facilities. The relationships of Vision Bank to its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements. Both the Office of Financial Regulation and the FDIC have the authority to impose regulatory sanctions upon Florida state-charted banks and, if the circumstances provided by federal and state laws and regulations exist, may place a Florida state-chartered bank in receivership or conservatorship.
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
Federal Home Loan Bank
The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati and Vision Bank is a member of the FHLB of Atlanta. As FHLB members, Park National Bank and Vision Bank must maintain an investment in the capital stock of their respective FHLBs.
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
The Federal Reserve Board’s review of certain bank holding company transactions is affected by whether the applying bank holding company is “well-capitalized.” To be deemed “well-capitalized,” the bank holding company must have a Tier 1 risk-based capital ratio of at least 6% and a total risk-based capital ratio of at least 10%, and must not be subject to any written agreement, order, capital directive or prompt corrective action directive issued by the Federal Reserve Board to meet and maintain a specific capital level for any capital measure. Park’s capital ratios meet the requirements to be deemed “well capitalized” under the Federal Reserve Board’s guidelines.
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
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements located on pages 68 and 69 of Park’s 2008 Annual Report, which is incorporated herein by reference.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks.
In response to concerns regarding the complexity and cost associated with implementing the Basel II rules, in July 2008, the federal banking agencies issued a notice of proposed rulemaking that would revise the existing risk-based capital framework for banks that will not be subject to the Basel II rules. The proposed rules would allow banks other than the large Basel II banks to elect to adopt the new risk weighting methodologies set forth in the proposed rules or remain subject to the existing risk-based capital rules.
Park will not be required to implement Basel II. Until the final rules for the non-Basel II banks are adopted by the federal banking agencies, Park is unable to predict whether and when its subsidiary banks will adopt the new capital guidelines.
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
Limits on Dividends and Other Payments
There are various legal limitations on the extent to which subsidiary banks may finance or otherwise supply funds to their parent holding companies. Under applicable federal and state laws, subsidiary banks may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, their bank holding companies. Subsidiary banks are also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

Neither of Park’s subsidiary banks may pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC and the FDIC. In addition, each subsidiary bank must have the approval of its regulatory authority if a dividend in any year would cause the total dividends for that year to exceed the sum of the subsidiary bank’s current year’s “net profits” (or net income, less dividends declared during the period based on regulatory accounting principles) and the retained net profits for the preceding two years, less required transfers to surplus. Payment of dividends by either of Park’s subsidiary banks may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.
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
At December 31, 2008, approximately $19.9 million of the total stockholders’ equity of the bank subsidiaries was available for payment to Park without the approval of the applicable regulatory authorities. See Note 17 of the Notes to Consolidated Financial Statements located on page 66 of Park’s 2008 Annual Report.
Under the terms of the Indenture governing the $15.5 million of junior subordinated debentures issued by Vision to the Vision Trust and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying any dividends or distributions on any shares of its capital stock (i) if an event of default under the Indenture has occurred and continues, (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement or (iii) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions on the floating rate preferred securities of the Vision Trust) is being deferred.
The dividend rights of holders of Park Common Shares are also qualified and subject to the dividend rights of holders of Series A Preferred Shares described above under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” and below under the caption “- Capital Purchase Program.”
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
Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE Alternext has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE Alternext. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the EESA was signed into law on October 3, 2008 creating the Troubled Assets Relief Program (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA that affect Park.
The ARRA was signed into law on February 17, 2009. The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the Capital Purchase Program, including Park, as long as any obligation arising from the financial assistance provided to the recipient under the Capital Purchase Program remains outstanding. The ARRA permits such recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.

As discussed in more detail above under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program,” Park elected to participate in the Capital Purchase Program of the U.S. Treasury enacted as part of the Troubled Asset Relief Program under the EESA. Pursuant to the Capital Purchase Program, on December 23, 2008, the U.S. Treasury purchased 100,000 Series A Preferred Shares from Park, as well as the Warrant to purchase 227,376 Common Shares of Park. As part of participation in the Capital Purchase Program, Park agreed to various requirements and restrictions imposed on all participants in the Capital Purchase Program. Among the terms of participation was a provision that the U.S. Treasury could change the terms of participation at any time.
The current terms of participation in the Capital Purchase Program include the following:
•	Park must file with the SEC a registration statement under the Securities Act of 1933 registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 227,376 Common Shares; and any Common Shares issuable from time to time upon exercise of the Warrant. On January 22, 2009, Park filed a Registration Statement on Form S-3 to register these securities, which Registration Statement became effective on filing.
•	As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Park will not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Park be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.
•	Unless the Series A Preferred Shares have been transferred to unaffiliated third parties or redeemed in whole, until December 23, 2011, the U.S. Treasury’s approval is required for any increase in common share dividends or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of junior preferred shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement with the U.S. Treasury.

•	As a recipient of government funding under the Capital Purchase Program, Park must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the U.S. Treasury holds any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). The ARRA executive compensation standards apply to Park’s Senior Executive Officers (as defined in the ARRA) as well as other employees. The ARRA directs the U.S. Treasury to adopt implementing rules for these standards and also grants to the U.S. Treasury the authority to establish additional standards. These standards are more stringent than those currently in effect under the Capital Purchase Program and the Securities Purchase Agreement or those previously proposed by the U.S. Treasury, but it is still unclear how these standards will relate to the similar standards announced by the U.S. Treasury in the guidelines it issued on February 4, 2009, or whether the standards will be considered effective immediately or only after the U.S Treasury adopts implementing regulations. The standards imposed by the ARRA include, without limitation, the following:
•	ensuring that incentive compensation for Senior Executive Officers does not encourage unnecessary and excessive risks that threaten the value of the financial institution;

•	any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of Park’s 20 next most highly-compensated employees based on statements of earnings, revenues, gains or other criteria that are later proven to be materially inaccurate must be subject to recovery or “clawback” by Park;

•	Park is prohibited from paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees or such higher number as the Secretary of the U.S. Treasury may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation;

•	severance payments to the Senior Executive Officers and Park’s five next most highly-compensated employees, generally referred to as “golden parachute” payments, are prohibited, except for payments for services performed or benefits accrued;

•	compensation plans that encourage manipulation of reported earnings are prohibited;

•	the U.S. Treasury may retroactively review bonuses, retention awards and other compensation previously paid to a Senior Executive Officer or any of Park’s 20 next most highly-compensated employees that the U.S. Treasury finds to be inconsistent with the purposes of TARP or otherwise contrary to the public interest;

•	Park’s Board of Directors must establish a company-wide policy regarding excessive or luxury expenditures;

•	Park’s proxy statements for annual shareholder meetings must permit a nonbinding “say on pay” shareholder vote on the compensation of executives;

•	compensation in excess of $500,000 for each Senior Executive Officer must not be deducted for federal income tax purposes; and

•	compliance with the executive compensation reporting and recordkeeping requirements established by the U.S. Treasury.
Park has determined that it would be prudent not to pay the incentive compensation awards to Park’s three executive officers and two other most highly-compensated employees for the twelve-month period ended September 30, 2008 in light of the uncertainty as to the extent to which the ARRA executive compensation standards apply to Park.
The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the EESA, the Capital Purchase Program and the ARRA. Also, the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), which position was established pursuant to Section 121 of the EESA, has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under TARP and the Capital Purchase Program, including the Series A Preferred Shares purchased from Park.
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 45, and in Note 1 of the Notes to Consolidated Financial Statements located on pages 54 through 58 of Park’s 2008 Annual Report, Note 4 of the Notes to Consolidated Financial Statements located on pages 59 through 61 of Park’s 2008 Annual Report, Note 5 of the Notes to Consolidated Financial Statements located on page 61 of Park’s 2008 Annual Report, Note 8 of the Notes to Consolidated Financial Statements located on page 62 of Park’s 2008 Annual Report and Note 9 of the Notes to Consolidated Financial Statements located on page 62 of Park’s 2008 Annual Report. This statistical disclosure is incorporated herein by reference.
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

Difficult market conditions and economic trends have adversely affected our industry and our business.
Negative developments in the capital markets beginning in the latter half of 2007 and continuing throughout 2008 and into 2009 produced uncertainty in the financial markets in general and a related general economic downturn. Dramatic declines in the housing market, that resulted in decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The declines in the performance and value of mortgage assets started in the sub-prime market but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all other asset classes, including equity securities. These general downward economic trends, the reduced availability of commercial credit and increasing unemployment have all negatively impacted the credit performance of commercial and consumer credit and resulted in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly and financial institutions have experienced decreased access to deposits or borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price. Also, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.
As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased governmental action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.
As of the end of 2008, the United States is in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings. If during a period of reduced real estate values we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition. The substantial majority of our loans are to individuals and businesses in Ohio and in Gulf Coast communities in Alabama and on the Florida panhandle. Consequently, further significant declines in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.
We have experienced deteriorating credit conditions in the Ohio, Alabama and Florida markets in which we operate. Park had net loan charge-offs of $57.5 million for 2008 ($21.7 million for the fourth quarter of 2008) and recorded a provision for loan losses for 2008 of $70.5 million ($32.6 million for the fourth quarter of 2008). The provision for loan losses for 2007 was $29.5 million. Nonperforming loans, defined as loans that are 90 days past due and still accruing, nonaccrual and renegotiated loans, were $167.8 million, or 3.74% of total loans, at December 31, 2008, compared to $108.5 million, or 2.57% of total loans, at December 31, 2007. Nonaccrual loans increased by $58.4 million during 2008, $33.2 million of the increase coming in the fourth quarter.
Of the nearly $41 million increase in the provision for loan losses in 2008, $27.5 million was associated with Vision Bank. Vision Bank had $38.5 million of net loan charge-offs in 2008. Vision Bank’s loan loss provision for the twelve-month period ended December 31, 2008 exceeds the net loan charge-offs for the same period in 2008 by $8.4 million reflecting the deterioration of credit quality within Vision Bank’s portfolio. Vision Bank’s nonperforming loans increased from $79.3 million in September 30, 2008 to $94.7 million at December 31, 2008, representing 13.7% of Vision Bank’s outstanding loans at December 31, 2008.
Conditions in the State of Ohio also deteriorated during 2008. The provision for loan losses related to Park National Bank (and our Ohio-based subsidiary banks which merged into it) and Guardian Finance increased from $10.1 million in 2007 to $23.5 million in 2008. Park National Bank and its divisions had non-performing loans of $73.1 million at December 31, 2008, representing an increase of $28.1 million over the balance at December 31, 2007.
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
We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.
Current levels of market volatility are unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Changes in interest rates could have a material adverse effect on our financial condition and results of operations.
Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 10 in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW” on page 41, and is incorporated herein by reference.
There can be no assurance that recent legislative and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operation, liquidity or stock price.
In 2008 and continuing into 2009, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.
The EESA authorizes the U.S. Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions and their holding companies, under TARP. The purpose of TARP is to restore confidence and stability to the United States banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the Capital Purchase Program, which we participate in, the U.S. Treasury is purchasing equity securities from participating institutions. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” in “Item 1 — Business” of Part I of this Annual Report on Form 10-K. The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The ARRA, which was signed into law on February 17, 2009, includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our Common Shares.
The EESA and the ARRA followed, and have been followed by, numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime mortgage market meltdown that began in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the United States banking system. The EESA, the ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.

Because of our participation in the Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares as well as restrictions on compensation paid to our executive officers.
Pursuant to the terms of the Securities Purchase Agreement, our ability to declare or pay dividends on any of our shares is limited. Specifically, we are unable to declare or pay dividends on our Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares. Further, we are not permitted to increase dividends on our Common Shares above the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 ($0.94 per share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. In addition, our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any stock repurchase (other than purchases of Series A Preferred Shares or purchases of junior preferred shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, our Common Shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends.
As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the ARRA for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant. These standards include (but are not limited to) (i) ensuring that incentive compensation plans and arrangements for Senior Executive Officers do not encourage unnecessary and excessive risks that threaten Park’s value; (ii) required clawback of any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our 20 next most highly-compensated employees based on materially inaccurate financial statements or other materially inaccurate performance metric criteria; (iii) prohibitions on making golden parachute payments to Senior Executive Officers and our five next most highly-compensated employees, except for payments for services performed or benefits accrued; (iv) prohibitions on paying or accruing any bonus, retention award or incentive compensation with respect to its five most highly-compensated employees or such higher number as the Secretary of the U.S. Treasury may determine is in the public interest, except for grants of restricted stock that do not fully vest during the Covered Period and do not have a value which exceeds one-third of an employee’s total annual compensation; (v) prohibitions on compensation plans that encourage manipulation of reported earnings; (vi) retroactive review of bonuses, retention awards or other compensation that the U.S. Treasury finds to be inconsistent with the purposes of TARP otherwise contrary to the public interest; (vii) required establishment of a company-wide policy regarding “excessive or luxury expenditures”; (viii) inclusion in our proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of executives; and (ix) agreement not to claim a deduction, for federal income tax purposes, for compensation paid to any of the Senior Executive Officers in excess of $500,000 per year. In particular, the change to the deductibility limit on executive compensation will likely increase the overall cost of our compensation programs in future periods. These standards are more stringent than those currently in effect under the Capital Purchase Program and the Securities Purchase Agreement or those previously proposed by the U.S. Treasury. However, it is still unclear how these standards will relate to the similar standards announced by the U.S. Treasury in the guidelines it issued on February 4, 2009, or whether the standards will be considered effective immediately or only after the U.S. Treasury adopts implementing regulations.

Future sales of our Common Shares or other securities may dilute the value of our Common Shares, which may adversely affect the market price of our Common Shares or the Series A Preferred Shares.
In many situations, our Board of Directors has the authority, without any vote of our shareholders, to issue shares of our authorized but unissued securities, including Common Shares authorized and unissued under our stock option plans or additional shares of preferred stock. In the future, we may issue additional securities, through public or private offerings, in order to raise additional capital. Any such issuance would dilute the percentage of ownership interest of existing shareholders and may dilute the per share value of the Common Shares or the Series A Preferred Shares.
If we are unable to redeem the Series A Preferred Shares after five years, the cost of this capital to us will increase substantially.
If we are unable to redeem the Series A Preferred Shares prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on our liquidity.
The Series A Preferred Shares impact net income available to holders of our Common Shares and earnings per Common Share, and the Warrant we issued to the U.S. Treasury may be dilutive to holders of our Common Shares.
While the additional capital we raised through our participation in the U.S. Treasury’s Capital Purchase Program provides further funding to our business and we believe has improved investor perceptions with regard to our financial position, it has increased our equity and the number of actual and diluted outstanding Common Shares as well as our preferred dividend requirements. The dividends declared and the accretion of discount on the Series A Preferred Shares will reduce the net income available to holders of our Common Shares and our earnings per Common Share. The Series A Preferred Shares will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our Common Shares will be diluted to the extent the Warrant we issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Series A Preferred Shares is exercised. The Common Shares underlying the Warrant represent approximately 1.60% of our Common Shares outstanding as of February 13, 2009 (including the Common Shares issuable upon exercise of the Warrant in total Common Shares outstanding). Although the U.S. Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any Common Shares acquired upon exercise of the Warrant is not bound by this restriction.

We operate in extremely competitive markets, and our business will suffer if we are unable to compete effectively.
In our market areas, we encounter significant competition from other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. The increasingly competitive environment primarily results from changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. In 2008, the pace of consolidation among financial service providers accelerated considerably, as several major United States financial institutions consolidated, were forced to merge, received substantial government assistance or were placed into conservatorship by the United States Federal Government. These developments could result in our competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. Many of our competitors enjoy the benefits of advanced technology, fewer regulatory constraints and lower cost structures. Many of our new competitors also offer one-stop financial services to their customers that may include services that banks and their subsidiaries may not have been able or legally permitted to offer their customers in the past. Our financial performance and return on investment to shareholders will depend in part on our continued ability to compete successfully in our market areas and on our ability to expand our scope of available financial services as needed to meet the needs and demands of our customers. For more information regarding the competitive environment in which we operate, see the discussion under the caption “Competition” in “Item 1 — Business” of Part I of this Annual Report on Form 10-K.
Changes in the general economic conditions in our primary market areas could adversely impact results of operations and financial condition.
Our lending and deposit gathering activities are concentrated primarily in Ohio and in Gulf Coast communities in Alabama and on the Florida panhandle and our success depends on the general economic conditions of these areas. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services, and decrease the value of collateral for loans, especially real estate, which could have a material adverse effect on our financial condition and results of operations.

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
We have limited operating experience in the Alabama and Florida markets in which Vision Bank operates.
As of the date of this Annual Report on Form 10-K, Park National Bank operated 128 offices across 29 Ohio counties and one county in Northern Kentucky. Vision Bank operated eight offices in one Alabama county and ten offices across six Florida counties. The Vision Merger resulted in the expansion of our banking operations into the Alabama and Florida markets served by Vision Bank. We had no operating experience in the markets served by Vision Bank before the Vision Merger and, therefore, have relied and will continue to rely to a large extent on the existing Board of Directors and management of Vision Bank with respect to its operations. We believe that we can maintain our focus in the Florida and Alabama markets and that the management team of Vision Bank is qualified to carry out our existing Vision Bank strategy.
We may face risks and uncertainties as we convert Park National Bank and its divisions to one operating system.
On July 30, 2007, we announced our intent to consolidate the banking operations of our eight subsidiary banks located in Ohio under one charter — that of Park National Bank, which would remain a national bank. In 2008, the 12 Ohio-based community banking subsidiaries and divisions of Park’s subsidiary banks were merged into the one charter and become divisions of Park National Bank. Since the mergers, each community banking division has retained its local leadership, local decision-making and unique local identity. In connection with the consolidation, we are also implementing a single operating system for the 12 divisions of Park National Bank. We anticipate that a single charter and common operating system will ease complex reporting procedures, reduce time and money spent on duplicated efforts, enhance risk management and strengthen Park National Bank’s ability to provide more rapid responses and high-quality services. As we proceed with the conversion to one operating system, we will face risks and uncertainties which must be addressed. These risks and uncertainties include, but may not be limited to: (i) difficulties we may encounter with respect to product offerings, customer service, customer retention, reporting and enterprise risk management systems and realizing the anticipated operating efficiencies; and (ii) the loss of key employees as we proceed with the consolidation.
The preparation of our financial statements requires the use of estimates that may vary from actual results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses. For more information on the sensitivity of these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2008 Annual Report captioned “FINANCIAL REVIEW” on pages 32 and 33.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
Lending money is a substantial part of our business. However, every loan we make carries a certain risk of non-payment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
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

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate.
We depend upon the accuracy and completeness of information about customers and counterparties.
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition and results of operations could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.
Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.
The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.
In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the measures subject us and other institutions for which they were designed to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the price of our Common Shares.

Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see the discussion under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 — Business” of Part I of this Annual Report on Form 10-K.
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

We rely on dividends from our subsidiaries for substantially all of our revenue.
We receive substantially all of our revenue as dividends from our subsidiaries. Federal and state regulations limit the amount of dividends that our subsidiaries may pay to us. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Shares or our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us or damages to others. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
Our ability to grow may be limited if we cannot make acquisitions.
As part of an effort to fully deploy our capital and to increase our loans and deposits, we may continue to acquire other financial institutions, financial services companies or branches. We compete with other financial institutions with respect to proposed acquisitions. We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms. In addition, we incur risks and challenges associated with the integration of acquired institutions in a timely and efficient manner, and we cannot guarantee that we will be successful in retaining existing customer relationships or achieving anticipated operating efficiencies.
Derivative transactions may expose us to unexpected risk and potential losses.
We are party to a number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. We carry borrowings which contain embedded derivatives. These borrowing arrangements require that we deliver underlying securities to the counterparty as collateral. If market interest rates were to decline, we may be required to deliver more securities to the counterparty. We are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and in the event of a default may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability.
Defaults by another larger financial institution could adversely affect financial markets generally.
The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 128 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:
•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati (two offices), Milford (two offices), New Richmond and Owensville in Clermont County

•	financial service offices in Coshocton (two offices) in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (five offices), Arcanum (two offices) and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (eight offices) in Fairfield County;

•	a financial service office in Jeffersonville in Fayette County;

•	financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County;

•	financial service offices in Jamestown (two offices) and Xenia (two offices) in Greene County;

•	a financial service office in Anderson in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	financial service offices in Millersburg (two offices) in Holmes County;

•	financial service offices in Mount Vernon (3 offices), Centerburg, Danville and Fredericktown in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg (two offices) and Utica in Licking County;

•	a financial service office in Plain City in Madison County.

•	financial service offices in Caledonia, Marion (two offices), Prospect and Waldo in Marion County;

•	a financial service office in Fort Recovery in Mercer County;

•	financial service offices in Piqua (three offices), Tipp City and Troy (two offices) in Miami County;

•	a financial service office in Dayton in Montgomery County;

•	financial service offices in Mount Gilead (two offices) in Morrow County;

•	financial service offices in Zanesville (seven offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.
Park National Bank also has one financial service office in Florence (Boone County), Kentucky.
The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank division. The financial service offices in Champaign and Madison Counties comprise the Citizens National Bank division. The financial service offices in Canal Winchester and Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmer and Savings Bank division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Bank division. The financial service offices in Butler, Clermont, Hamilton, Montgomery and Warren Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank division. The financial service offices in Clark, Fayette and Greene Counties comprise the Security National Bank division. The financial service offices in Crawford and Marion Counties comprise the United Bank division. The financial service offices in Miami County comprise the Unity National Bank division. Of the financial service offices described above, 36 are leased and the remainder are owned. Park National Bank also operates 35 off-site automated teller machines.

Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance has a total of six financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Bank division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Centerville in Montgomery County and a financial service office in Mansfield in Richland County where it leases space from the Richland Bank division of Park National Bank. All of Guardian Finance’s financial service offices are leased.
Vision Bank
As of the date of this Annual Report on Form 10-K, Vision Bank has a total of 18 financial service offices. Vision Bank has ten financial service offices in Florida, including:
•	its main office in Panama City and two financial service offices in Panama City Beach in Bay County;

•	financial service offices in Port St. Joe, Port St. Joe Beach and Wewahitchka in Gulf County;

•	a loan production office in Tallahassee in Leon County;

•	a financial service office in Destin in Okaloosa County;

•	a financial service office in Navarre in Santa Rosa County; and

•	a financial service office in Santa Rosa Beach in Walton County.
Vision Bank has eight financial service offices in Alabama, one each in Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale in Baldwin County and one messenger office in Gulf Shores in Baldwin County, Alabama. Of Vision Bank’s 18 financial service offices, 10 are leased and the remainder are owned. Vision Bank also operates 5 off-site automatic teller machines.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
At the Special Meeting of Shareholders (the “Special Meeting”) of Park held on December 18, 2008, Park’s shareholders adopted an amendment to Article FOURTH of Park’s Articles of Incorporation to authorize Park to issue up to 200,000 preferred shares, each without par value. Park was not previously authorized to issue preferred shares under its Articles of Incorporation.
At the close of business on November 6, 2008, the record date for the Special Meeting, there were 13,964,533 Common Shares outstanding and entitled to vote.
With respect to the proposal to adopt the amendment to Article FOURTH of Park’s Articles of Incorporation to authorize Park to issue up to 200,000 preferred shares, the vote was as follows:

For	Against	Abstain	Broker Non-Votes
10,968,056	743,266	31,142	N/A
With respect to the proposal to approve the adjournment of the Special Meeting, if necessary, to solicit additional proxies in the event there were not sufficient votes at the time of the Special Meeting to adopt the proposed amendment to Article FOURTH of Park’s Articles of Incorporation, the vote was as follows:

For	Against	Abstain	Broker Non-Votes
10,910,583	798,391	33,490	N/A
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The information called for in this Item 5 by Items 201(a) through (c) of SEC Regulation S-K is incorporated herein by reference from “Table 14 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 45.

The following table provides information regarding purchases of Park’s Common Shares made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter ended December 31, 2008, as well as information concerning changes in the maximum number of Common Shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options.

				Maximum
			Total Number of	Number of
			Common Shares	Common Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased under
	Common Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Common Share	or Programs	Programs (1)

October 1 through October 31, 2008	—	—	—	1,672,255

November 1 through November 30, 2008	—	—	—	1,672,255

December 1 through December 31, 2008	—	—	—	1,656,639

Total	—	—	—	1,656,639

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of Common Shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On July 16, 2007, Park announced that its Board of Directors had authorized management to purchase up to an aggregate of 1,000,000 additional Common Shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. During 2008, Park did not purchase any Common Shares under this authorization. At December 31, 2008, an aggregate of 992,174 Common Shares remained authorized for repurchase under this stock repurchase authorization.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 Common Shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the Common Shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During 2008, Park did not purchase any Common Shares to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2008, incentive stock options covering 279,273 Common Shares were outstanding and 1,220,727 Common Shares were available for future grants under the 2005 Plan.
The Park National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the Common Shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of December 31, 2008, incentive stock options covering 172,415 Common Shares were outstanding under the 1995 Plan.
Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 451,688 Common Shares were outstanding as of December 31, 2008 and 1,220,727 Common Shares were available for future grants under the 2005 Plan. With 1,007,950 Common Shares held as treasury shares for purposes of the 2005 Plan and the 1995 Plan at December 31, 2008, an additional 664,465 Common Shares remained authorized for repurchase for purposes of funding the 2005 Plan and the 1995 Plan.

ITEM 6. SELECTED FINANCIAL DATA.
The information called for in this Item 6 is incorporated herein by reference from “Table 12 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on page 44.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 45.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As noted in Note 21 of the Notes to Consolidated Financial Statements under the caption “Fair Values” on pages 67 and 68 of Park’s 2008 Annual Report, Park and its subsidiaries did not have any derivative financial instruments in 2007. However, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25,000,000 issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW – SOURCE OF FUNDS – Subordinated Debentures” on page 34, in Note 19 of the Notes to Consolidated Financial Statements located on pages 66 and 67 of Park’s 2008 Annual Report and in Note 21 of the Notes to Consolidated Financial Statements located on pages 67 and 68 of Park’s 2008 Annual Report is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management,” on pages 41 and 42, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on page 42 of Park’s 2008 Annual Report under the caption “FINANCIAL REVIEW – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included on page 66 of Park’s 2008 Annual Report, is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2008 and 2007, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2008, 2007 and 2006, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) appearing on pages 47 through 71 of Park’s 2008 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 13 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2008 Annual Report captioned “FINANCIAL REVIEW,” on pages 44 and 45, is also incorporated herein by reference.

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
Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 46 of Park’s 2008 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 47 of Park’s 2008 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
No response required.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 20, 2009 (the “2009 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1 – ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2009 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2009 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2009 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2009 Proxy Statement.
Committee Charters; Code of Business Conduct and Ethics
Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee.

In accordance with the requirements of Section 807 of the NYSE Alternext US Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary, Park’s Chief Financial Officer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2009 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholder held on April 21, 2008.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS MEETINGS AND COMMITTEES OF THE BOARD – Committees of the Board – Audit Committee” in Park’s 2009 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2009 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2009 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2009 Proxy Statement.
Equity Compensation Plan Information
Park has three compensation plans (excluding plans assumed by Park in the merger with Security Banc Corporation effective March 23, 2001 (the “Assumed Security Plans”)) under which Common Shares of Park are authorized for issuance to directors, officers or employees of Park and Park’s subsidiaries in exchange for consideration in the form of goods or services – the Park National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”), the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors’ Stock Plan”). In addition, Park maintains the Park National Corporation Employees Stock Ownership Plan (the “Park KSOP”), which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended. The 1995 Plan (and amendments thereto), the 2005 Plan and the Directors’ Stock Plan have been approved by Park’s shareholders.

The following table shows the number of Common Shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 1995 Plan and the 2005 Plan outstanding at December 31, 2008, the weighted-average exercise price of those ISOs and the number of Common Shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2008, excluding Common Shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan. No further ISOs may be granted under the 1995 Plan. The table does not include Common Shares subject to outstanding options granted under the Assumed Security Plans. Footnote (2) to the table sets forth the total number of Common Shares issuable upon exercise of options granted under the Assumed Security Plans which were outstanding at December 31, 2008, and the weighted-average exercise price of those options. Park cannot grant additional options under the Assumed Security Plans.

					Number of common
					shares remaining
					available for future
	Number of common				issuance under equity
	shares to be issued		Weighted-average		compensation plans
	upon exercise of		exercise price of		(excluding common
	outstanding options,		outstanding options,		shares reflected in
	warrants and rights		warrants and rights		column (a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by shareholders	451,668		$102.30		1,288,147	(1)

Equity compensation plans not approved by shareholders		(2)		(2)		(2)

Total	451,688		$102.30		1,288,147	(1)

(1)	Includes 1,220,727 Common Shares remaining available for future issuance under the 2005 Plan and 67,420 Common Shares remaining available for future issuance under the Directors’ Stock Plan.

(2)	The table does not include information for the Assumed Security Plans. A total of 731 Common Shares were issuable upon exercise of options granted under Assumed Security Plans which were outstanding at December 31, 2008. The weighted-average exercise price of all options granted under the Assumed Security Plans which were outstanding at December 31, 2008, was $115.73. Park cannot grant additional options under the Assumed Security Plans.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Party Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2009 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2009 Proxy Statement.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park’s 2008 Annual Report as noted:
Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) — Incorporated by reference from page 47 of Park’s 2008 Annual Report
Consolidated Balance Sheets at December 31, 2008 and 2007 — Incorporated by reference from pages 48 and 49 of Park’s 2008 Annual Report
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006 — Incorporated by reference from pages 50 and 51 of Park’s 2008 Annual Report
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006 — Incorporated by reference from page 52 of Park’s 2008 Annual Report
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 — Incorporated by reference from page 53 of Park’s 2008 Annual Report
Notes to Consolidated Financial Statements — Incorporated by reference from pages 54 through 71 of Park’s 2008 Annual Report

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
(a)(3) Exhibits.
The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.		Description of Exhibit

2.1	(a)
Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”)* (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))

2.1	(b)
First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006) (“Park’s 2006 Form 10-K”))

2.2
Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-13006))

2.3
Agreement to Merge, entered into as of May 21, 2008, by and between (a) each of (i) The Richland Trust Company, (ii) Century National Bank, (iii) The First-Knox National Bank of Mount Vernon, (iv) United Bank, National Association (also referred to as United Bank, N.A.), (v) Second National Bank, (vi) The Security National Bank and Trust Co. and (vii) The Citizens National Bank of Urbana; and (b) The Park National Bank (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (File No. 1-13006))

2.4
Credit Card Account Purchase Agreement by and between U.S. Bank National Association ND, d/b/a Elan Financial Services and The Park National Bank (also known as Park National Bank), executed on October 10, 2008 with an effective date of September 30, 2008** (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 14, 2008 (File No. 1-13006))

Exhibit No.		Description of Exhibit

3.1	(a)
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
Certificate of Amendment by Shareholders or Members as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation’s Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1	(f)
Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006) (“Park’s December 23, 2008 Form 8-K”))

3.1	(g)
Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (filed herewith)

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
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (“Park’s March 31, 2008 Form 10-Q”) (File No. 1-13006))

3.2	(e)
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)

4.1	(a)
Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1	(b)
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

4.2	(a)
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

4.2	(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

Exhibit No.		Description of Exhibit

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5
Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7		Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1	†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2	†	Summary of Incentive Compensation Plan of Park National Corporation for the twelve-month period ended September 30, 2008 (filed herewith)

10.3	(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

Exhibit No.		Description of Exhibit

10.3	(b)†
Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (filed herewith)

10.4	†
Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.5	†
Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.6	(a)†
Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect during fiscal year ended December 31, 2007 and until February 18, 2008 (incorporated herein by reference to Exhibit 10.6(a) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-13006))

10.6	(b)†
Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (incorporated herein by reference to Exhibit 10.7(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006))

10.7	(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (filed herewith)

10.7	(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)(“Park’s February 19, 2008 Form 8-K”))

10.7	(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008
Form 8-K)

10.8	†
Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

Exhibit No.		Description of Exhibit

10.9	†
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
No. 1-13006))

10.10	†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.11	†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.12	†	Security National Bank and Trust Co. Second Amended and Restated 1988 Deferred Compensation Plan (filed herewith)

10.13	†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.14	†
Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.15	(a)	Credit Agreement, dated as of March 12, 2007, between JPMorgan Chase Bank, N.A. and Park National Corporation (incorporated herein by reference to Exhibit 10.1(a) to Park’s March 15, 2007 Form 8-K)

10.15	(b)
Amendment to Credit Agreement, dated as of January 10, 2008, between Park National Corporation and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 11, 2008 (File No. 1-13006) (“Park’s January 11, 2008 Form 8-K”))

10.15	(c)
Line of Credit Note, dated January 10, 2008, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.2 to Park’s January 11, 2008 Form 8-K)

10.16
Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

Exhibit No.		Description of Exhibit

10.17	(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.17	(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.18	†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.19	(a)†
Letter Agreement, dated December 19, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

10.19	(b)†
Letter Agreement, dated December 19, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2.2 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

10.19	(c)†
Letter Agreement, dated December 19, 2008, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.2.3 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

10.20	†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006)

12		Computation of ratios (filed herewith)

13		2008 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14		Code of Business Conduct and Ethics, as amended January 26, 2009 and updated January 30, 2009 (filed herewith)

Exhibit No.	Description of Exhibit

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (filed herewith)

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement to the SEC upon request by the SEC.

**	The schedules referenced in the Credit Card Account Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of any omitted schedule to the Credit Card Account Purchase Agreement to the SEC upon request by the SEC.

†	Management contract or compensatory plan or arrangement.
(b)	Exhibits.
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

PARK NATIONAL CORPORATION
Date: February 25, 2009	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2009.

Name	Capacity

/s/ C. Daniel DeLawder
C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director

/s/ David L. Trautman* David L. Trautman	President, Secretary and Director

/s/ John W. Kozak
John W. Kozak	Chief Financial Officer

/s/ Brady T. Burt
Brady T. Burt	Chief Accounting Officer

/s/ Nicholas L. Berning* Nicholas L. Berning	Director

/s/ Maureen Buchwald* Maureen Buchwald	Director

/s/ James J. Cullers* James J. Cullers	Director

Name	Capacity

/s/ Harry O. Egger* Harry O. Egger	Director

/s/ F. William Englefield IV* F. William Englefield IV	Director

/s/ William T. McConnell* William T. McConnell	Director

/s/ John J. O’Neill* John J. O’Neill	Director

/s/ William A. Phillips* William A. Phillips	Director

/s/ J. Gilbert Reese* J. Gilbert Reese	Director

/s/ Rick R. Taylor* Rick R. Taylor	Director

/s/ Leon Zazworsky* Leon Zazworsky	Director

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 25th day of February, 2009.

By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION
Annual Report on Form 10-K
for the
Fiscal Year Ended December 31, 2008
INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1(a)	Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”) (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933 (Registration No. 333-139083))*

2.1(b)	First Amendment to Agreement and Plan of Merger, dated to be effective as of February 6, 2007, by and between Park National Corporation and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006) (“Park’s 2006 Form 10-K”))

2.2	Plan of Merger and Merger Agreement between Vision Bank (an Alabama state-chartered bank with its main office located in Gulf Shores, Alabama) and Vision Bank (a Florida state-chartered bank with its main office located in Panama City, Florida), dated July 10, 2007 (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 (File No. 1-13006))

2.3	Agreement to Merge, entered into as of May 21, 2008, by and between (a) each of (i) The Richland Trust Company, (ii) Century National Bank, (iii) The First-Knox National Bank of Mount Vernon, (iv) United Bank, National Association (also referred to as United Bank, N.A.), (v) Second National Bank, (vi) The Security National Bank and Trust Co. and (vii) The Citizens National Bank of Urbana; and (b) The Park National Bank (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (File No. 1-13006))

2.4	Credit Card Account Purchase Agreement by and between U.S. Bank National Association ND, d/b/a Elan Financial Services and The Park National Bank (also known as Park National Bank), executed on October 10, 2008 with an effective date of September 30, 2008** (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 14, 2008 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

Exhibit No.	Description of Exhibit

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Certificate of Amendment by Shareholders or Members as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation’s Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1(f)	Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006) (“Park’s December 23, 2008 Form 8-K”))

3.1(g)	Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (filed herewith)

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (“Park’s March 31, 2008 Form 10-Q”) (File No. 1-13006))

3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)

4.1(a)	Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)	First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation’s Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park’s March 15, 2007 Form 8-K”))

Exhibit No.	Description of Exhibit

4.2(a)	Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719)) Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)	Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

4.3	Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719)) Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5	Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE:
Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2†	Summary of Incentive Compensation Plan of Park National Corporation for the twelve-month period ended September 30, 2008 (filed herewith)

10.3(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

Exhibit No.	Description of Exhibit

10.3(b)†	Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (filed herewith)

10.4†	Park National Corporation 1995 Incentive Stock Option Plan (reflects amendments and share dividends through December 15, 2004) (incorporated herein by reference to Exhibit 10.5 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 1-13006) (“Park’s 2004 Form 10-K”))

10.5†	Form of Stock Option Agreement executed in connection with the grant of options under the Park National Corporation 1995 Incentive Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10(i) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-13006))

10.6(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect during fiscal year ended December 31, 2007 and until February 18, 2008 (incorporated herein by reference to Exhibit 10.6(a) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 1-13006))

10.6(b)†	Form of Supplemental Executive Retirement Plan Agreement entered into by and between Park National Corporation or a wholly-owned subsidiary of Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell on December 27, 1996 (incorporated herein by reference to Exhibit 10.7(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (File No. 1-13006))

10.7(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (filed herewith)

10.7(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)(“Park’s February 19, 2008 Form 8-K”))

10.7(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.8†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.9†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.10†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

Exhibit No.	Description of Exhibit

10.11†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.12†	Security National Bank and Trust Co. Second Amended and Restated 1988 Deferred Compensation Plan (filed herewith)

10.13†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.14†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.15(a)	Credit Agreement, dated as of March 12, 2007, between JPMorgan Chase Bank, N.A. and Park National Corporation (incorporated herein by reference to Exhibit 10.1(a) to Park’s March 15, 2007 Form 8-K)

10.15(b)	Amendment to Credit Agreement, dated as of January 10, 2008, between Park National Corporation and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 11, 2008 (File No. 1-13006) (“Park’s January 11, 2008 Form 8-K”))

10.15(c)	Line of Credit Note, dated January 10, 2008, issued by Park National Corporation to JPMorgan Chase Bank, N.A. or order (incorporated herein by reference to Exhibit 10.2 to Park’s January 11, 2008 Form 8-K)

10.16	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.17(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.17(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.18†	Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.19(a)†	Letter Agreement, dated December 19, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

10.19(b)†	Letter Agreement, dated December 19, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2.2 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

Exhibit No.	Description of Exhibit

10.19(c)†	Letter Agreement, dated December 19, 2008, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.2.3 to Park’s December 23, 2008 Form 8-K) [NOTE: Appendix A to Letter Agreement is not included therewith; filed as Exhibit 10.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 4.6 of this Annual Report on Form 10-K]

10.20†	Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006)

12	Computation of ratios (filed herewith)

13	2008 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended January 26, 2009 and updated January 30, 2009 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification — Principal Financial Officer (filed herewith)

32	Section 1350 Certification — Principal Executive Officer and Principal Financial Officer (filed herewith)

*	The forms of employment agreements attached as Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement and the Vision Bancshares Disclosure Schedule referenced in the Vision Bancshares Merger Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of the Vision Bancshares Disclosure Schedule and Exhibits C-6 through C-12 to the Vision Bancshares Merger Agreement upon request by the SEC.

**	The schedules referenced in the Credit Card Account Purchase Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish supplementally a copy of any omitted schedule to the Credit Card Account Purchase Agreement to the SEC upon request by the SEC.

†	Management contract or compensatory plan or arrangement.