Form 10-Q
period 2009-03-31
PARK NATIONAL CORP /OH/
filed 2009-05-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
13,971,713 Common shares, no par value per share, outstanding at April 30, 2009.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	March 31,	December 31,
	2009	2008

Assets:
Cash and due from banks	$108,523	$150,298
Money market instruments	17,843	20,963

Cash and cash equivalents	126,366	171,261

Interest bearing deposits	1	1
Securities available-for-sale, at fair value (amortized cost of $1,443,125 and $1,513,223 at March 31, 2009 and December 31, 2008)	1,501,904	1,561,896
Securities held-to-maturity, at amortized cost (fair value of $477,407 and $433,435 at March 31, 2009 and December 31, 2008)	464,799	428,350
Other investment securities	68,919	68,805

Loans	4,561,508	4,491,337
Allowance for loan losses	(101,279)	(100,088)

Net loans	4,460,229	4,391,249

Bank premises and equipment, net	68,177	68,553
Bank owned life insurance	133,992	132,916
Goodwill and other intangible assets	84,608	85,545
Other real estate owned	34,173	25,848
Mortgage loan servicing rights	8,762	8,306
Accrued income and other assets	107,245	127,990

Total assets	$7,059,175	$7,070,720

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$746,594	$782,625
Interest bearing	4,173,619	3,979,125

Total deposits	4,920,213	4,761,750

Short-term borrowings	485,311	659,196
Long-term debt	853,375	855,558
Subordinated debentures	40,000	40,000
Accrued expenses and other liabilities	104,058	111,553

Total liabilities	6,402,957	6,428,057

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock (200,000 shares authorized at March 31, 2009 and December 31, 2008; 100,000 shares issued at March 31, 2009 and December 31, 2008 with $1,000 per share liquidation preference)	95,912	95,721
Common stock (No par value; 20,000,000 shares authorized; 16,151,137 shares issued at March 31, 2009 and 16,151,151 shares issued at December 31, 2008)	301,210	301,210
Common stock warrant	4,297	4,297
Retained earnings	445,320	438,504
Treasury stock (2,179,424 shares at March 31, 2009 and 2,179,424 shares at December 31, 2008)	(207,665)	(207,665)
Accumulated other comprehensive income, net of taxes	17,144	10,596

Total stockholders’ equity	656,218	642,663

Total liabilities and stockholders’ equity	$7,059,175	$7,070,720

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Interest and dividend income:

Interest and fees on loans	$69,088	$79,010

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	23,828	20,705
Obligations of states and political subdivisions	422	654

Other interest income	27	99

Total interest and dividend income	93,365	100,468

Interest expense:

Interest on deposits:
Demand and savings deposits	2,905	7,358
Time deposits	14,374	19,199

Interest on borrowings:
Short-term borrowings	1,186	4,751
Long-term debt	6,667	7,676

Total interest expense	25,132	38,984

Net interest income	68,233	61,484

Provision for loan losses	12,287	7,394

Net interest income after provision for loan losses	55,946	54,090

Other income:
Income from fiduciary activities	2,860	3,573
Service charges on deposit accounts	5,161	5,784
Other service income	5,546	3,077
Other	5,643	8,605

Total other income	19,210	21,039

Gain on sale of securities	—	309
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Other expense:

Salaries and employee benefits	$25,487	$24,671
Occupancy expense	3,158	3,025
Furniture and equipment expense	2,378	2,317
Other expense	14,839	13,264

Total other expense	45,862	43,277

Income before income taxes	29,294	32,161

Income taxes	7,904	9,183

Net income	$21,390	$22,978

Preferred stock dividends	1,440	0

Income available to common shareholders	$19,950	$22,978

Per Common Share:

Income available to common shareholders
Basic	$1.43	$1.65
Diluted	$1.43	$1.65

Weighted average common shares outstanding
Basic	13,971,720	13,964,572
Diluted	13,971,720	13,964,572

Cash dividends declared	$0.94	$0.94
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2009 and 2008	Stock	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2007	$0	$301,213	$489,511	$(208,104)	$(2,608)
Net Income			22,978			$22,978
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of taxes $(306)					(568)	(568)
Unrealized net holding gain on securities available-for-sale, net of taxes $7,432					13,803	13,803
Total comprehensive income						$36,213
Cash dividends on common stock at $.94 per share			(13,081)
Cumulative effect of new accounting pronouncement pertaining to endorsement split-dollar life insurance			(11,634)
SFAS No.158 measurement date adjustment, net of taxes $(178)			(331)
BALANCE AT MARCH 31, 2008	$0	$301,213	$487,443	$(208,104)	$10,627

BALANCE AT DECEMBER 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596

Net Income			21,390			$21,390
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of taxes $(10)					(20)	(20)
Unrealized net holding gain on securities available-for-sale, net of taxes $3,538					6,568	6,568
Total comprehensive income						$27,938
Cash dividends on common stock at $.94 per share			(13,134)
Amortization of discount on preferred stock	191		(191)
Preferred stock dividends			(1,249)

BALANCE AT MARCH 31, 2009	$95,912	$305,507	$445,320	$(207,665)	$17,144

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities:

Net income	$21,390	$22,978

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	518	(128)
Provision for loan losses	12,287	7,394
Other than temporary impairment on investment securities	238	—
Stock dividends on Federal Home Loan Bank stock	—	(725)
Realized net investment security gains	—	(309)
Amortization of core deposit intangibles	937	1,006

Changes in assets and liabilities:
Decrease (increase) in other assets	7,350	(7,908)
(Decrease) increase in other liabilities	(8,043)	1,884

Net cash provided by operating activities	34,677	24,192

Investing activities:

Proceeds from sales of available-for-sale securities	0	25,309
Proceeds from maturity of:
Available-for-sale securities	120,472	106,059
Held-to-maturity securities	946	164
Purchases of:
Available-for-sale securities	(50,000)	(319,139)
Held-to-maturity securities	(37,394)	(41,882)
Net increase in other investments	(114)	(730)
Net increase in loans	(80,533)	(36,299)
Purchases of bank owned life insurance, net	—	(8,100)
Purchases of premises and equipment, net	(1,489)	(4,076)

Net cash used for investing activities	(48,112)	(278,694)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008

Financing activities:

Net increase in deposits	$158,463	$80,517
Net decrease in short-term borrowings	(173,885)	(5,365)
Proceeds from issuance of long-term debt	—	200,000
Repayment of long-term debt	(2,183)	(2,897)
Cash dividends paid on common and preferred stock	(13,855)	(26,254)

Net cash (used for) provided by financing activities	(31,460)	246,001

Decrease in cash and cash equivalents	(44,895)	(8,501)

Cash and cash equivalents at beginning of year	171,261	193,397

Cash and cash equivalents at end of period	$126,366	$184,896

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$25,888	$38,396

Income taxes	$0	$1,000
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and all of its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2009.
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2008 from Park’s 2008 Annual Report to Shareholders.
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2008 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.
Note 2 — Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements:
Accounting for Business Combinations: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. The adoption of this statement on January 1, 2009, had no impact on Park’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. Consistent with SFAS No. 141(R), SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this Statement on January 1, 2009 did not have a material impact on Park’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” — an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this Statement on January 1, 2009, did not have a material impact on Park’s consolidated financial statements.
Recently Issued but not yet Effective Accounting Pronouncements:
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends Statement 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and shall be applied prospectively. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP 157-4.
Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FASB FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 107-1 and APB 28-1.
Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Park will adopt this new accounting pronouncement in the second quarter of 2009. Management is still evaluating the impact of FSP FAS 115-2 and FAS 124-2.

Note 3 — Goodwill and Intangible Assets
SFAS No. 142, “Goodwill and Other Intangible Assets (as amended)” requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Park’s management performed the annual goodwill impairment analysis as of March 31, 2009. Based on this analysis, the Company concluded that goodwill is not considered impaired.
Additional information pertaining to Park’s goodwill and intangible assets is disclosed in Note 1 and Note 2 of the Notes to Consolidated Financial Statements included in Park’s 2008 Annual Report to Shareholders.
The following table shows the activity in goodwill and core deposit intangibles for the three months ended March 31, 2009.

		Core Deposit
(In Thousands)	Goodwill	Intangibles		Total
December 31, 2008	$72,334	$13,211		$85,545
Amortization	—	<937	>	<937	>

March 31, 2009	$72,334	$12,274		$84,608

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $.9 million per quarter for the second, third and fourth quarters of 2009.
Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2009	$3,746
2010	3,422
2011	2,677
2012	2,677
2013	689

Total	$13,211

Note 4 — Allowance for Loan Losses
The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors.
The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(In Thousands)	2009	2008
Average Loans	$4,549,313	$4,229,423

Allowance for Loan Losses:
Beginning Balance	$100,088	$87,102

Charge-Offs:
Commercial, Financial and Agricultural	1,386	421
Real Estate — Construction	6,488	2,611
Real Estate — Residential	1,763	3,599
Real Estate — Commercial	421	1,100
Consumer	3,170	2,270

Total Charge-Offs	13,228	10,001

Recoveries:
Commercial, Financial and Agricultural	401	216
Real Estate — Construction	506	—
Real Estate — Residential	503	64
Real Estate — Commercial	250	17
Consumer	471	1,050
Lease Financing	1	6

Total Recoveries	2,132	1,353

Net Charge-Offs	11,096	8,648

Provision for Loan Losses	12,287	7,394

Ending Balance	$101,279	$85,848

Annualized Ratio of Net Charge-Offs to Average Loans	.99%	.82%
Ratio of Allowance for Loan Losses to End of Period Loans	2.22%	2.02%

Note 5 — Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
(Dollars in Thousands, Except per Share Data)	2009	2008
Numerator:
Income Available to Common Shareholders	$19,950	$22,978
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Common Shares Outstanding)	13,971,720	13,964,572
Effect of Dilutive Securities	—	—
Denominator for Diluted Earnings Per Share (Weighted Average Common Shares Outstanding Adjusted for the Dilutive Securities)	13,971,720	13,964,572
Earnings Per Common Share:
Basic Earnings Per Common Share	$1.43	$1.65
Diluted Earnings Per Common Share	$1.43	$1.65
For the three-month periods ended March 31, 2009 and 2008, options to purchase a weighted average 440,070 and 601,919 common shares, respectively, were outstanding under Park’s stock option plans. Additionally, a warrant to purchase 227,376 common shares was outstanding at March 31, 2009, related to our participation in the U.S. Treasury Capital Purchase Program (“CPP”). The shares represented by the options and the warrant, totaling 667,446 and 601,919 at March 31, 2009 and 2008, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.
Note 6 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (headquartered in Panama City, Florida) (“VIS”). SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information (as amended)” requires management to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two operating segments in accordance with SFAS No. 131, as: (i) there are two separate and distinct geographic markets in which Park operates, (ii) discrete financial information is available for each operating segment and (iii) the segments are aligned with internal reporting to Park’s chief operating decision maker. The financial information for the three months ended March 31, 2008 has been reclassified to be consistent with the presentation of the financial information for the three months ended March 31, 2009.

Operating Results for the Three Months Ended March 31, 2009
(In Thousands)

	PNB	VIS		All Other			Total
Net Interest Income	$58,059	$7,315			$2,859		$68,233
Provision for Loan Losses	3,252	8,500			535		12,287
Other Income	18,053	1,069			88		19,210
Other Expense	36,131	6,358			3,373		45,862
Net Income (Loss)	24,753	<3,969	>		606		21,390

Balances at March 31, 2009
Assets	$6,216,227	$942,346		$	<99,398	>	$7,059,175
Operating Results for the Three Months Ended March 31, 2008
(In Thousands)

	PNB	VIS		All Other			Total
Net Interest Income	$52,453	$6,846			$2,185		$61,484
Provision for Loan Losses	2,094	4,800			500		7,394
Other Income and Security Gains	20,114	1,082			152		21,348
Other Expense	33,830	6,128			3,319		43,277
Net Income (Loss)	24,495	<1,832	>		315		22,978

Balances at March 31, 2008
Assets	$5,947,587	$917,869		$	<84,091	>	$6,781,365
The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the periods ended March 31, 2009 and 2008. The reconciling amounts for consolidated total assets for both of the periods ended March 31, 2009 and 2008, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.
Note 7 — Stock Option Plans
Park did not grant any stock options during the three month periods ended March 31, 2009 and 2008. Additionally, no stock options vested during the first three months of 2009 or 2008.
The following table summarizes stock option activity during the first three months of 2009.

			Weighted
			Average Exercise
	Stock Options		Price Per Share
Outstanding at December 31, 2008	452,419		$102.33
Granted	—		—
Exercised	—		—
Forfeited/Expired	<12,349	>	107.55

Outstanding at March 31, 2009	440,070		$102.18

All of the stock options outstanding at March 31, 2009 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2009 was $0.

No stock options were exercised during the first three months of 2009 or 2008. The weighted average contractual remaining term was 1.3 years for the stock options outstanding at March 31, 2009.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At March 31, 2009, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 439,498 common shares were outstanding. The remaining outstanding stock options at March 31, 2009, covering 572 common shares, were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At March 31, 2009, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).
Note 8 — Loans
The composition of the loan portfolio was as follows at the dates shown:

	March 31,	December 31,
(In Thousands)	2009	2008
Commercial, Financial and Agricultural	$715,566	$714,296
Real Estate:
Construction	520,931	533,788
Residential	1,576,757	1,560,198
Commercial	1,091,252	1,035,725
Consumer	653,264	643,507
Leases	3,738	3,823

Total Loans	$4,561,508	$4,491,337

Nonperforming loans are summarized as follows:

	March 31,	December 31,
(In Thousands)	2009	2008
Impaired Loans
Nonaccrual	$140,435	$138,498
Restructured	148	2,845

Total Impaired Loans	140,583	141,343

Other Nonaccrual Loans	18,283	21,014

Total Nonaccrual and Restructured Loans	$158,866	$162,357

Loans Past Due 90 Days or More and Accruing	7,807	5,421

Total Nonperforming Loans	$166,673	$167,778

The allowance for loan losses, specifically related to impaired loans at March 31, 2009 and December 31, 2008 was $9.5 million and $8.9 million, respectively.

Note 9 — Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at their fair value as of March 31, 2009 and at the lower of cost or fair value at December 31, 2008. Due to the significant increase in mortgage originations during the first quarter, and to better match the change in fair value of commitments to sell these loans, Park elected the fair value option of accounting for mortgage loans held for sale that were originated after January 1, 2009, as permitted under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). At March 31, 2009, Park had approximately $33.5 million in mortgage loans held for sale, which is an increase of approximately $24 million during the first three months of 2009. At December 31, 2008, Park had approximately $9.6 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheet. (See Note 13-Derivative Instruments.) The impact of adopting the fair value option for mortgage loans held for sale added $.4 million to other service income during the quarter ended March 31, 2009.
Note 10 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management evaluates investment securities on a quarterly basis for other-than-temporary impairment.
Management follows the principles of Staff Accounting Bulletin No. 59 (“SAB No. 59”) when performing the quarterly evaluation of investment securities for any other-than-temporary impairment. During 2008, Management determined that Park’s unrealized losses in the stocks of several financial institutions were other-than-temporarily impaired due to the duration and severity of the losses. Therefore, Park recognized losses of $980,000 during 2008. For the three month period ended March 31, 2009, Park has recognized impairment charges of $238,000 related to certain investments which triggered other-than-temporary impairment during 2008. These impairment charges represent the difference between each investment’s cost and fair value on March 31, 2009. No impairment charges were deemed necessary during the first quarter of 2008.

(In Thousands)

		Gross	Gross
March 31, 2009		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$126,577	$986	$—	$127,563
Obligation of States and Political Subdivisions	25,691	608	35	26,264
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,289,521	56,876	5	1,346,392
Equity Securities	1,336	466	117	1,685
Total	$1,443,125	$58,936	$157	$1,501,904

		Gross	Gross
March 31, 2009		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$10,097	$72	$—	$10,169
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	454,702	12,706	170	467,238
Total	$464,799	$12,778	$170	$477,407
(In Thousands)

		Gross	Gross
December 31, 2008		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$127,628	$1,060	$—	$128,688
Obligation of States and Political Subdivisions	26,424	503	33	26,894
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	1,357,710	47,050	229	1,404,531
Equity Securities	1,461	428	106	1,783
Total	$1,513,223	$49,041	$368	$1,561,896

		Gross	Gross
December 31, 2008		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$10,294	$79	$—	$10,373
U.S. Government Sponsored Entities’ Asset-Backed Securities and Other Asset-Backed Securities	418,056	5,035	29	423,062
Total	$428,350	$5,114	$29	$433,435
The unrealized losses on debt securities are primarily the result of interest rate changes, credit spread widening on agency-issued mortgage related securities, general financial market uncertainty and unprecedented market volatility. Management believes these conditions will not prohibit Park from receiving its contractual principal and interest payments on its debt securities.

Note 11 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	March 31,	December 31,
(In Thousands)	2009	2008
Federal Home Loan Bank Stock	$62,043	$61,929
Federal Reserve Bank Stock	6,876	6,876

Total	$68,919	$68,805

Note 12 — Pension Plan
Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.
Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Park made a pension plan contribution of $20.0 million in January 2009.
The following table shows the components of net periodic benefit expense:

	Three Months Ended
	March 31,
(In Thousands)	2009		2008
Service Cost	$953		$863
Interest Cost	858		789
Expected Return on Plan Assets	<1,089	>	<1,152	>
Amortization of Prior Service Cost	8		8
Recognized Net Actuarial Loss	511		—

Benefit Expense	$1,241		$508

Note 13 — Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Additionally, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of SFAS No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities. As required by SFAS No. 133, the Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, with any ineffective portion of changes in the fair value of the derivative recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.
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
As of March 31, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
At March 31, 2009, the derivative’s fair value of <$2.0> million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At March 31, 2009, the variable rate on the $25 million subordinated note was 3.23% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).
For the three months ended March 31, 2009, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was <$20> thousand (net of taxes of $10 thousand). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
On January 1, 2008, Park implemented SEC Staff Accounting Bulletin No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings” (“SAB 109”). As reported in Park’s Form 10-K for the year ended December 31, 2008, the implementation of SAB 109 was not material to Park’s financial statements for the year ended December 31, 2008.
As of March 31, 2009, Park had mortgage loan rate lock commitments outstanding of approximately $77.0 million. Park has specific forward contracts to sell each of these loans to a third party investor. In accordance with SFAS No. 157 and SAB 109, the loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under SFAS No. 133. At March 31, 2009, the fair value of the derivatives was approximately $.8 million. The fair value of the derivatives are included within loans held for sale and the corresponding income is included within other service income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

Note 14 — Loan Servicing
Park serviced sold mortgage loans of $1,391 million at March 31, 2009, compared to $1,402 million at March 31, 2008. At March 31, 2009, $62.6 million of the sold mortgage loans were sold with recourse compared to $65.9 million at March 31, 2008. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2009, management determined that no liability was deemed necessary for these loans.
When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park adopted SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”, on January 1, 2007, and selected the “amortization method”, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of mortgage servicing rights (“MSRs”) is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their cost or fair value.
Activity for MSRs and the related valuation allowance follows:

	Three Months Ended
	March 31,
(In Thousands)	2009
Mortgage Servicing Rights:
Carrying Amount, Net, Beginning of Period	$8,306
Additions	1,838
Amortization	<1,586	>
Changes in Valuation Inputs & Assumptions	204

Carrying Amount, Net, End of Period	$8,762

Valuation Allowance:
Beginning of Period	$ <1,645	>
Changes Due to Fair Value Adjustments	204

End of Period	$ <1,441	>

Servicing fees included in other service income was $1.3 million for the three months ended March 31, 2009.

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
Mortgage loans held for sale are carried at their fair value as of March 31, 2009 and at the lower of cost or fair value at December 31, 2008 (see Note 9 — Mortgage Loans Held for Sale). On January 1, 2009, Park elected the fair value option of accounting for mortgage loans held for sale, as promulgated under SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).
The following methods and assumptions were used by the Corporation in estimating its carrying amount for financial instruments:
Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The table below excludes Park’s Federal Home Loan Bank stock and Federal Reserve Bank stock, which are carried at the redemption value, as it is not practicable to calculate their fair values.
Interest rate swaps: The fair value of interest rate swaps represents the estimated amount Park would pay or receive to terminate the agreements, considering current interest rates and the current creditworthiness of the counterparties.
Mortgage Loans Held for Sale: Mortgage loans held for sale are estimated using security prices for similar product types, and therefore, are classified in Level 2.
Mortgage Servicing Rights: MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. Accordingly, MSRs are classified as Level 2.
Interest Rate Lock Commitments: IRLCs are based on current secondary market pricing and are classified as Level 2.

Assets and Liabilities Measured on a Recurring Basis:
The following table presents financial assets and liabilities measured on a recurring basis:
Fair Value Measurements at March 31, 2009 Using:
(In Thousands)

						Balance at
Description	Level 1	Level 2			Level 3	March 31, 2009
Assets
Available-for-Sale Securities	$1,685		$1,497,366		$2,853	$1,501,904
Mortgage Loans Held for Sale	—		33,523		—	33,523
Mortgage IRLCs	—		798		—	798

Liabilities
Interest Rate Swap	$—	$	<1,967	>	$—	$ <1,967	>
Fair Value Measurements at December 31, 2008 Using:
(In Thousands)

						Balance at
Description	Level 1	Level 2			Level 3	December 31, 2008
Assets
Available-for-Sale Securities	$1,783		$1,557,408		$2,705	$1,561,896

Liabilities
Interest Rate Swap	$—	$	<1,937	>	$—	$ <1,937	>
The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs:
Fair Value Measurements at Reporting Date Using
Significant Unobservable Inputs (Level 3)

	Available for
(In Thousands)	Sale Securities
Beginning Balance, at January 1, 2009	$2,705
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	148

Ending Balance March 31, 2009	$2,853

Beginning Balance, at January 1, 2008	$2,969
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	<107	>

Ending Balance March 31, 2008	$2,862

Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:
Fair Value Measurements at March 31, 2009 Using
(In Thousands)

				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
SFAS No. 114 Impaired Loans	$—	$—	$88,199	$88,199
Mortgage Servicing Rights	—	8,762	—	8,762

Fair Value Measurements at December 31, 2008 Using
(In Thousands)

				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
SFAS No. 114 Impaired Loans	$—	$—	$75,942	$75,942
Mortgage Servicing Rights	—	8,306	—	8,306
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $140.6 million at March 31, 2009. Of these, $88.2 million were carried at fair value, as a result of partial charge-offs of $32.5 million and a specific valuation allowance of $9.5 million. At December 31, 2008, impaired loans had a carrying amount of $141.3 million. Of these, $75.9 million were carried at fair value, as a result of partial charge-offs of $30.0 million and a specific valuation allowance of $8.9 million. The specific valuation allowance for those loans has increased from $8.9 million at December 31, 2008 to $9.5 million at March 31, 2009.
MSRs, which are carried at lower of cost or fair value, are recorded at a fair value of $8.8 million, including a valuation allowance of $1.4 million, at March 31, 2009. At December 31, 2008, MSRs were recorded at a fair value of $8.3 million, including a valuation allowance of $1.6 million.
Note 16 — Subsequent Events
On April 16, 2009, the Company signed an agreement to sell approximately $208 million in U.S. Government agency mortgage backed securities. The transaction is scheduled to settle in June 2009 and the Company expects to record a gain on sale of approximately $7.5 million.
Note 17 — Participation in the U.S. Treasury Capital Purchase Program
On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter. For the period ended March 31, 2009, Park recognized a charge to retained earnings of $1.4 million, representing the preferred stock dividend and accretion of the discount on the warrant, associated with its participation in the CPP.
As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares having an exercise price of $65.97, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury. The warrant has a term of 10 years.
A company that participates must adopt certain standards for executive compensation, including (a) prohibiting “golden parachute” payments as defined in the Emergency Economic Stabilization Act of 2008 (EESA) to senior Executive Officers; (b) requiring recovery of any compensation paid to senior Executive Officers based on criteria that is later proven to be materially inaccurate; (c) prohibiting incentive compensation that encourages unnecessary and excessive risks that threaten the value of the financial institution, and (d) accept restrictions on the payment of dividends and the repurchase of common stock.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: governmental intervention in the U.S. financial system; changes in consumer spending, borrowing and savings habits; deterioration in the asset value of Park’s loan portfolio may be worse than expected; Park’s ability to execute its business plan successfully and within the expected timeframe; Park’s ability to successfully integrate acquisitions into Park’s operations; general economic and financial market conditions, specifically the real estate market, either national or in the states in which Park and its subsidiaries do business, are less favorable than expected; Park’s ability to convert its Ohio-based divisions to one operating system; deterioration in credit conditions in the markets in which Park’s subsidiary banks operate; changes in the interest rate environment reduce net interest margins; competitive pressures among financial institutions increase significantly; changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board or other regulatory agencies; the effect of critical accounting policies and judgments; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.
Critical Accounting Policies
Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2008 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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
Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of unimpaired commercial loans, and pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans.
Pools of unimpaired commercial loans and pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration analysis is performed on certain commercial, commercial real estate and construction loans. These are loans above a fixed dollar amount that are assigned an internal credit rating. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is dependent on their net charge-off history.
Management also evaluates the impact of environmental factors which pose additional risks. Such environmental factors include: national and local economic trends and conditions; experience, ability, and depth of lending management and staff; effects of any changes in lending policies and procedures; levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment.
Park’s recent adoption of SFAS No. 157 (See Note 15 — Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q) on January 1, 2008 required management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. SFAS No. 157 also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At March 31, 2009, the Level 3 inputs for Park had an aggregate fair value of approximately $91.1 million. This was 5.6% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $88.2 million (or 97%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets (as amended)” establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s Ohio-based bank, is estimated by reviewing the past and projected operating results for the Park subsidiary banks and the banking industry comparable information.
At March 31, 2009, on a consolidated basis, Park had core deposit intangibles of $12.3 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at The Park National Bank. At March 31, 2009, the core deposit intangible asset recorded on the balance sheet of The Park National Bank was $4.0 million and the core deposit intangible asset at Vision Bank was $8.3 million. During the first quarter of 2009, Park’s management evaluated the goodwill for Park’s Ohio-based bank for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based bank exceeded the carrying value of $72.3 million and accordingly was not impaired. Please see Note 3 — Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.
Comparison of Results of Operations
For the Three Months Ended March 31, 2009 and 2008
Summary Discussion of Results
Net income for the three months ended March 31, 2009 was $21.4 million compared to $23.0 million for the first quarter of 2008, a decrease of $1.6 million or 6.9%.
Net income available to common shareholders (which excludes the preferred stock dividends) was $20.0 million for the first quarter of 2009 compared to $23.0 million for the three months ended March 31, 2008. Preferred stock dividends and accretion of the discount on the warrant, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.44 million for the first quarter of 2009. The decrease in net income available to common shareholders for the first quarter of 2009 compared to the first quarter of 2008 was $3.0 million or 13.2%.
Diluted earnings per common share were $1.43 for the first quarter of 2009 compared to $1.65 for the first quarter of 2008, a decrease of $.22 per share or 13.3%.

The following tables compare the components of net income for the first quarter of 2009 with the first quarter of 2008. This information is provided for Park, Vision Bank and Park excluding Vision Bank.
Park-Summary Income Statement

	Three Months Ended
	March 31,	March 31,	%
(In Thousands)	2009	2008	Change
Net Interest Income	$68,233	$61,484	11.0%
Provision for Loan Losses	12,287	7,394	66.2%
Other Income	19,210	21,039	<8.7	%>
Gain on Sale of Securities	—	309	<100.0	%>
Other Expense	45,862	43,277	6.0%

Income Before Taxes	$29,294	$32,161	<8.9	%>
Income Taxes	7,904	9,183	<13.9	%>

Net Income	$21,390	$22,978	<6.9	%>

On March 11, 2009, Park issued a press release and filed a Current Report on Form 8-K which provided guidance on Park’s expected earnings for the first quarter. This guidance indicated that net income was projected to be $19.3 million. The actual net income for the quarter was $21.4 million, a positive variance of $2.1 million or 10.9%. The actual results for net interest income were $1.2 million higher than projected and the actual results for other income were $1.8 million higher than the projected amount.
For the first quarter of 2008, other income includes $3.1 million of income that was recognized by Park’s Ohio-based banking divisions as a result of the initial public stock offering by Visa. This positive “one-time” item added $2.0 million to net income for the first quarter of 2008.
Vision Bank — Summary Income Statement

	Three Months Ended
	March 31,			March 31,			%
(In Thousands)	2009			2008			Change
Net Interest Income		$7,315			$6,846		6.9%
Provision for Loan Losses		8,500			4,800		77.1%
Other Income		1,069			1,082		<1.2	%>
Gain on Sale of Securities		—			—		—
Other Expense		6,358			6,128		3.8%

Income (Loss) Before Taxes	$	<6,474	>	$	<3,000	>	<115.8	%>
Income Taxes		<2,505	>		<1,168	>	<114.5	%>

Net Income (Loss)	$	<3,969	>	$	<1,832	>	<116.6	%>

For the three months ended March 31, 2009, net interest income and other income for Vision Bank were a little better than expected. However, the provision for loan losses of $8.5 million was higher than anticipated by management.
Park Excluding Vision Bank — Summary Income Statement

	Three Months Ended
	March 31,	March 31,	%
(In Thousands)	2009	2008	Change
Net Interest Income	$60,918	$54,638	11.5%
Provision for Loan Losses	3,787	2,594	46.0%
Other Income	18,141	19,957	<9.1%>
Gain on Sale of Securities	—	309	<100.0%>
Other Expense	39,504	37,149	6.3%

Income Before Taxes	$35,768	$35,161	1.7%
Income Taxes	10,409	10,351	.6%

Net Income	$25,359	$24,810	2.2%

Net interest income and other income (for Park excluding Vision Bank) were stronger in the first quarter of 2009 than anticipated by management. The average balance of earning assets and the yield on earning assets were higher than anticipated. Other income also was stronger than anticipated as the volume of fixed rate residential mortgage loans that were originated and sold during the quarter was larger than management had projected.
As previously noted, other income for the first quarter of 2008 included $3.1 million of income that was recognized by Park’s Ohio-based banking divisions as a result of the initial public stock offering by Visa. This positive “one-time” item added $2.0 million to net income for the first quarter of 2008.
Net Interest Income Comparison for the First Quarter of 2009 and 2008
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 78.0% of total revenue for the first quarter of 2009 and 74.5% of total revenue for the first quarter of 2008. Net interest income increased by $6.7 million or 11.0% to $68.2 million for the first quarter of 2009 compared to $61.5 million for the first quarter of 2008.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first quarter of 2009 with the first quarter of 2008.

	Three Months Ended March 31,
	2009		2008
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,549,313	6.18%	$4,229,423	7.53%
Taxable Investments	1,937,334	4.99%	1,644,411	5.06%
Tax Exempt Investments	36,288	6.89%	56,236	6.74%
Money Market Instruments	23,746	.48%	11,500	3.47%

Interest Earning Assets	$6,546,681	5.81%	$5,941,570	6.83%

Interest Bearing Deposits	$4,055,678	1.73%	$3,768,060	2.83%
Short-Term Borrowings	576,724	.83%	571,553	3.34%
Long-Term Debt	893,884	3.03%	771,655	4.00%

Interest Bearing Liabilities	$5,526,286	1.84%	$5,111,268	3.07%
Excess Interest Earning Assets	$1,020,395	—	$830,302	—
Net Interest Spread		3.97%		3.76%
Net Interest Margin		4.26%		4.19%
Average interest earning assets for the first quarter of 2009 increased by $605 million or 10.2% to $6,547 million compared to $5,942 million for the first quarter of 2008. The average yield on interest earning assets decreased by 102 basis points to 5.81% for the first quarter of 2009 compared to 6.83% for the first quarter of 2008.
Average interest bearing liabilities for the first quarter of 2009 increased by $415 million or 8.1% to $5,526 million compared to $5,111 million for the first quarter of 2008. The average cost of interest bearing liabilities decreased by 123 basis points to 1.84% for the first quarter of 2009 compared to 3.07% for the first quarter of 2008.

Interest Rates
During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008. The targeted federal funds rate remained at 0% to .25% through the first quarter of 2009.
The average federal funds rate was .18% for the first quarter of 2009 compared to 3.18% for the first quarter of 2008.
The sharp reduction in the targeted federal funds rate in 2008 by the FOMC was in response to weakness in the U.S. economy. The annualized change in the U.S. gross domestic product (“GDP”) in 2008 was a positive .9% in the first quarter, a positive 2.8% in the second quarter, a negative .5% in the third quarter and a negative 6.3% in the fourth quarter. Economic conditions continue to be weak in the U.S. and the annualized change in GDP for the first quarter of 2009 is expected to be a negative 5.0%. As a result, management expects that the targeted federal funds rate will be 0% to .25% for most, if not all, of 2009.
Discussion of Loans, Investments, Deposits and Borrowings
Average loan balances increased by $320 million or 7.5% to $4,549 million for the three months ended March 31, 2009, compared to $4,229 million for the same period in 2008. The average yield on the loan portfolio decreased by 135 basis points to 6.18% for the first quarter of 2009 compared to 7.53% for the first quarter of 2008.
The average prime lending rate decreased by 296 basis points to 3.25% for the first quarter of 2009 compared to 6.21% for the first quarter of 2008. Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the decrease in the prime lending rate. Management expects that the yield on the loan portfolio will be approximately 6.05% for the second quarter of 2009.
Loans outstanding increased by $70.2 million during the first quarter of 2009 and were $4,562 million at March 31, 2009. The annualized growth rate for loans was 6.3% for the first quarter of 2009. Management expects that loan growth for the remainder of 2009 will be slower, at about 3% to 4%, due to the weakness in the economy.
Long-term fixed interest rates on residential mortgage loans were extraordinarily low during most of the first quarter of 2009, with 30 year fixed interest rates at 4.75% to 5.00% and 15 year fixed interest rates at 4.25% to 4.50%. As a result of these very low rates, Park originated $182 million in fixed rate residential mortgage loans in the first quarter of 2009 compared to $56 million for the first quarter of 2008. These loans are sold in the secondary market, but Park maintains the servicing on these loans. Generally, the origination and sale of fixed rate residential mortgage loans would not have any impact on Park’s balance sheet. However, due to the extraordinary volume during the first quarter of 2009, residential mortgage loans held-for-sale increased by $24 million to $34 million and contributed to Park’s loan growth. Management expects that loans held-for-sale will decrease to $10 million by the end of the second or third quarter of 2009.
The average balance of taxable investment securities increased by $293 million or 17.8% to $1,937 million for the first quarter of 2009 compared to $1,644 million for the first quarter of 2008. The average yield on taxable investment securities was 4.99% for the first quarter of 2009 compared to 5.06% for the first quarter of 2008.

The average balance of tax exempt investment securities decreased by $20 million or 35.5% to $36 million for the first quarter of 2009 compared to $56 million for the first quarter of 2008. The tax equivalent yield on tax exempt investment securities was 6.89% for the first quarter of 2009 compared to 6.74% for the first quarter of 2008.
At March 31, 2009, total investments (on an amortized cost basis) were $1,977 million compared to $2,010 million at December 31, 2008. During the first quarter of 2009, management purchased U.S. Government Agency securities of $87 million. Proceeds from the maturity and monthly principal repayments on the investment portfolio were approximately $121 million for the first quarter of 2009.
On April 16, 2009, management entered into sales agreements on approximately $208 million of U.S. Government Agency mortgage-backed securities. These securities have a 4.50% coupon and were owned by Park at a discount for a book yield of approximately 4.65%. The securities were sold for delivery in the month of June and as a result will have no impact on net interest income for the months of April and May. Management expects to recognize a $7.5 million gain on the sale of these securities during the second quarter of 2009. These securities have a weighted average remaining life of about 3 years and were sold at a give-up yield of approximately 3.35%.
In addition to the proceeds from the sale of $208 million of U.S. Government Agency mortgage-backed securities, management expects to receive an additional $160 million of cash flow from the maturity and monthly principal repayments on the investment portfolio during the second quarter of 2009. Management expects to purchase approximately $150 million to $200 million of U.S. Government Agency securities during the second quarter of 2009. This projected investment activity for the quarter implies that Park’s investment portfolio will decrease by $218 million to $168 million during the second quarter.
As previously mentioned, Park purchased $87 million of U.S. Government Agency securities during the first quarter of 2009. These securities consisted of $50 million of U.S. Government Agency callable notes and $37 million of U.S. Government Agency collateralized mortgage obligations. The $50 million of callable notes yield 4.75% and have a final maturity in 10 years, but are callable after 1 year. The $37 million of collateralized mortgage obligations yield 4.59% and have an average life of about 2 years. Management anticipates that the investment securities purchased during the second quarter of 2009 will be callable notes with a final maturity of about 10 years with call dates from 1 to 3 years. The yield on investment purchases during the second quarter of 2009 is expected to be about 4.25%.
Average interest bearing deposit account balances increased by $288 million or 7.6% to $4,056 million for the first quarter of 2009 compared to $3,768 million for the first quarter of 2008. The average interest rate paid on interest bearing deposits decreased by 110 basis points to 1.73% for the first quarter of 2009 compared to 2.83% for the first quarter of 2008.
The large increase in interest bearing deposits of $288 million was partially due to an increase in deposits obtained through the use of brokers. The average balance of these brokered deposits was $192 million for the first quarter of 2009 and management did not use this source of funding in the first quarter of 2008.

Average total borrowings were $1,471 million for the three months ended March 31, 2009 compared to $1,343 million for the same period in 2008, an increase of 9.5%. The average interest rate paid on total borrowings was 2.17% for the first quarter of 2009 compared to 3.75% for the first quarter of 2008.
The net interest spread (the difference between the tax equivalent yield on interest earning assets and the tax equivalent cost of interest bearing liabilities) increased by 21 basis points to 3.97% for the three months ended March 31, 2009 compared to 3.76% for the first quarter of 2008. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.26% for the first quarter of 2009 compared to 4.19% for the first quarter of 2008.
Guidance on Net interest Income for 2009
Management provided guidance in Park’s 2008 Annual Report that net interest income for 2009 would be approximately $258 to $263 million, the tax equivalent net interest margin would be approximately 4.08% and the average interest earning assets for the year would be approximately $6,400 million.
The actual results for the first quarter of 2009 were better than management’s guidance. Net interest income for the first three months of 2009 was $68.2 million, which annualized would be about $277 million for 2009. The tax equivalent net interest margin was 4.26% and the average interest earning assets were $6,547 million for the first quarter of 2009.
The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

	Average Interest	Net Interest	Tax Equivalent
(In Thousands)	Earning Assets	Income	Net Interest Margin
March 2008	$5,941,570	$61,484	4.19%
June 2008	$6,189,218	$64,326	4.20%
September 2008	$6,251,883	$65,228	4.17%
December 2008	$6,313,986	$64,835	4.11%
March 2009	$6,546,681	$68,233	4.26%
Management projects that average interest earning assets will decrease over the next few months as the average balance of the investment portfolio is expected to decline as a result of the sale of securities in June and the large amount of principal repayments that are expected for the next several months.
Our current forecast indicates that average interest earning assets will be approximately $6,400 million for all of 2009. Management anticipates that net interest income will be approximately $263 million to $270 million for the year and that the tax equivalent net interest margin will be approximately 4.20%.
Provision for Loan Losses
The provision for loan losses was $12.3 million for the three months ended March 31, 2009 compared to $7.4 million for the same period in 2008. Net loan charge-offs were $11.1 million for the first quarter of 2009 compared to $8.6 million for the first quarter of 2008. The annualized ratio of net loan charge-offs to average loans was .99% for the first quarter of 2009 compared to .82% for the same period in 2008.

Vision Bank continued to experience credit problems during the first quarter of 2009. The loan loss provision for Vision Bank was $8.5 million for the three months ended March 31, 2009 compared to $4.8 million for the first quarter of 2008. Vision Bank had net loan charge-offs of $7.4 million, or an annualized 4.23% of average loans for the first quarter of 2009 compared to net loan charge-offs of $5.5 million, or 3.37% of average loans for the same period in 2008.
Park’s Ohio-based divisions had a provision for loan losses of $3.8 million for the first quarter of 2009 compared to $2.6 million for the first quarter of 2008. Net loan charge-offs for Park’s Ohio-based divisions were $3.7 million, or an annualized .39% of average loans for the first quarter of 2009 compared to $3.1 million, or .35% of average loans for the first quarter of 2008.
The allowance for loan losses was $101.3 million, or 2.22% as a percentage of outstanding loans at March 31, 2009, compared to $100.1 million or 2.23% of loans outstanding at December 31, 2008 and $85.8 million or 2.02% of loans outstanding at March 31, 2008.
Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $166.7 million, or 3.65% of total loans at March 31, 2009, compared to $167.8 million or 3.74% of total loans at December 31, 2008, and $111.3 million or 2.62% of total loans at March 31, 2008. Vision Bank had nonperforming loans of $85.7 million or 12.25% of total loans at March 31, 2009, compared to $94.7 million or 13.7 % of total loans at December 31, 2008 and $59.5 million or 8.94% of total loans at March 31, 2008. Park’s Ohio-based divisions had nonperforming loans of $81.0 million or 2.10% of total loans at March 31, 2009, compared to $73.1 million or 1.9% of total loans at December 31, 2008 and $51.8 million or 1.44% of total loans at March 31, 2008.
Other real estate owned has increased by $8.4 million during the first quarter of 2009 to $34.2 million at March 31, 2009, from $25.8 million at December 31, 2008 and $20.1 million at March 31, 2008. Vision Bank had other real estate owned of $28.8 million at March 31, 2009, $19.7 million at December 31, 2008 and $13.7 million at March 31, 2008. Management expects that other real estate owned will continue to increase through the next three quarters of 2009 as management works to reduce the non-performing loans.
Our allowance for loan losses includes an allocation for loans specifically identified as impaired under Statement of Financial Accounting Standards No. 114. At the end of the first quarter of 2009, loans considered to be impaired under this standard consisted substantially of commercial loans graded as “doubtful” and placed on non-accrual status, and totaled $140.6 million. The specific allowance for loan losses related to these loans was $9.5 million at March 31, 2009. At December 31, 2008, the impaired loan balance was $142.9 million, with a specific allowance for loan losses of $8.9 million. This specific reserve is based on management’s best estimate of the fair value of collateral securing these loans or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral and/or projected cash flows may be for amounts different from management’s estimates.
Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value. As of March 31, 2009, management has taken partial charge-offs of $32.5 million related to the $140.6 million of commercial loans considered to be impaired. Park’s management has been quick to recognize a charge-off on a problem loan; however, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature.

A significant portion of our allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard”. Special mention loans are loans that have potential weaknesses that may result in loss exposure to Park. Substandard loans are those that exhibit a well defined weakness; one that might jeopardize repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Our loss experience within special mention and substandard categories of loans for the past five years has been 1.87% and 5.49%, respectively, of the principal balance of these loans. However, given the challenging economic conditions and because our loss experience on these loans has been increasing, management has allocated 5.12% and 14.0%, respectively, of the principal balance of these loans in the allowance for loan losses at March 31, 2009, which was consistent with the allocation at December 31, 2008. This equated to an allocation of approximately $9.1 million and $11.8 million, respectively, at March 31, 2009 and an allocation of $8.6 million and $10.4 million, respectively, at December 31, 2008, to special mention and substandard loans. Management is working to address weaknesses in each of these loan categories that may result in loss. Actual loss experience may be more or less than the amount allocated.
Management provided guidance in Park’s 2008 Annual Report that the loan loss provision for 2009 would be approximately $45 million and that the annualized net loan charge-off ratio would be approximately 1.00%. The actual results for the first three months of 2009 were fairly close to expectations, with a loan loss provision of $12.3 million and an annualized net loan charge-off ratio of .99%. While Park experienced a loan loss provision for the year ended December 31, 2008 of $70.5 million with charge-offs of $57.5 million, the most recent projection by Park’s Management indicates that the loan loss provision for 2009 will be $45 to $55 million and that the annualized net loan charge-off percentage for 2009 will be 1.00% to 1.20%. Management expects a reduction in the annualized net loan charge-off percentage for Vision Bank for the last three quarters of 2009 and a slight increase in the net loan charge-off percentage for the Ohio-based divisions for the last nine months of 2009. However, in referring to the table below which shows Park’s trends in problem loans, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision for 2009 will be understated.

The following table compares nonperforming assets at March 31, 2009, December 31, 2008 and March 31, 2008.

	March 31,	December 31,	March 31,
Nonperforming Assets	2009	2008	2008
Nonaccrual Loans	$158,718	$159,512	$105,615
Renegotiated Loans	148	2,845	1,688
Loans Past Due 90 Days or More	7,807	5,421	4,032

Total Nonperforming Loans	$166,673	$167,778	$111,335

Other Real Estate Owned	34,173	25,848	20,113

Total Nonperforming Assets	$200,846	$193,626	$131,448

Percentage of Nonperforming Loans to Loans	3.65%	3.74%	2.62%
Percentage of Nonperforming Assets to Loans	4.40%	4.31%	3.09%
Percentage of Nonperforming Assets to Total Assets	2.85%	2.74%	1.94%
Total Other Income
Total other income, exclusive of securities gains or losses, decreased by $1.8 million or 8.7% to $19.2 million for the first three months of 2009 compared to $21.0 million for the first quarter of 2008.
The following table is a summary of the changes in the components of total other income.

	Three Months Ended
	March 31,
(In Thousands)	2009	2008	Change
Income from Fiduciary Activities	$2,860	$3,573	$	<713	>
Service Charges on Deposits	5,161	5,784		<623	>
Other Service Income	5,546	3,077		2,469
Other	5,643	8,605		<2,962	>

Total Other Income	$19,210	$21,039	$	<1,829	>

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, decreased by $.7 million or 19.9% to $2.9 million for the first quarter of 2009 from $3.6 million for the same period in 2008. Fiduciary fees are generally charged based on the market value of customer accounts. Due to the large decrease in stock values over the past year, the market value for assets under management has decreased by 15.7% at March 31, 2009 compared to a year ago.
Service charges on deposits have decreased by $.6 million to $5.2 million for the three month period ended March 31, 2009 compared to $5.8 million for the same period in 2008. This is primarily due to the decline in NSF (non-sufficient funds) charges during the quarter, which declined approximately $.5 million in the first quarter of 2009, compared to the first quarter in 2008.

Other service income increased by $2.5 million to $5.5 million for the three months ended March 31, 2009, compared to $3.1 million for the same period in 2008. Income from the origination and sale of fixed rate residential mortgages into the secondary market increased by $2.9 million, from $2.1 million for the first quarter of 2008 to $5.0 million for the first quarter of 2009. Park originated $181.6 million in fixed rate residential mortgage loans during the first quarter of 2009, compared to $55.6 million for the same period in 2008. The increased activity during the quarter contributed to a significant “pipeline” of mortgage loan interest rate lock commitments as of March 31, 2009, which has added an additional $.8 million in income for the first quarter of 2009.
The subcategory called “Other” within “Total Other Income” decreased by $3.0 million to $5.6 million for the first quarter 2009 compared to $8.6 million for the same period in 2008. During the first quarter of 2008, Park recognized $3.1 million of other income as a result of Visa’s successful initial public offering.
The following table breaks out the change in total other income between Park’s Ohio-based divisions and Vision Bank.
Changes in Other Income
(In Thousands)

Three Months Ended
March 31, 2009
	Ohio-Based			Vision Bank			Total
Income from Fiduciary Activities	$	<712	>	$	<1	>	$	<713	>
Service Charges on Deposits		<480	>		<143	>		<623	>
Other Service Income		2,283			186			2,469
Other		<2,907	>		<55	>		<2,962	>

	$	<1,816	>	$	<13	>	$	<1,829	>

Management provided guidance in Park’s 2008 Annual Report that total other income would be approximately $75 million for 2009. Based on the most recent projections, Management believes that total other income will be between $70 million and $72 million for 2009. The decline in service charges and fiduciary income are key factors in this reduction from management’s original projection.
Gain on Sale of Securities
For the quarter ended March 31, 2009, Park had no gains or losses from the sale of securities. During the first quarter of 2008, Park realized a gain of $.3 million from the sale of $25 million in U.S. Government Agency securities. The securities were sold with a give-up yield of approximately 3.00% to the call date. In April 2009, management sold $208 million of U.S. Government Agency securities, which will settle in June 2009. Park expects to recognize a pre-tax gain of approximately $7.5 million from this transaction. The give-up yield on these securities is approximately 3.35%.

Total Other Expense
Total other expense was $45.9 million for the first quarter of 2009, an increase of $2.6 million or 6.0% compared to $43.3 million for the same period in 2008. Most of the increase in total other expense, $2.4 million, was from Park’s Ohio-based divisions. Vision Bank’s total other expenses increased by $.2 million for the first quarter of 2009 compared to the same period in 2008. Salaries and employee benefits increased by $.8 million to $25.5 million for the first quarter of 2009 from $24.7 million for the same period in 2008. This increase was due to a $.8 million increase in defined benefit pension plan expenses for the quarter. Management expects that pension plan expenses will be approximately $3.0 million higher for the year ended December 31, 2009 compared to the same period in 2008.
Insurance expense increased by $1.2 million during the first quarter of 2009 to $1.6 million from $.4 million for the first three months of 2008. This increase is due to higher FDIC insurance assessments during 2009 as compared to 2008.
The “other” expense line item within Total Other Expense increased by $.4 million to $4.0 million for the first three months of 2009 compared to $3.6 million for the same period in 2008. Approximately $.3 million of this increase represents expenditures for other real estate owned. Management also recorded $.2 million in “other-than-temporary” impairment charges on equity securities during the first quarter of 2009 compared to zero in the same period in 2008. See Note 10 — Investment Securities of the Notes to the Unaudited Consolidated Condensed Financial Statements.
The following table is a summary of the changes in the components of total other expense.

	Three Months Ended
	March 31,
(In Thousands)	2009	2008	Change
Salaries and Employee Benefits	$25,487	$24,671	$816
Net Occupancy Expense	3,158	3,025	133
Furniture and Equipment Expense	2,378	2,317	61
Data Processing Fees	1,347	1,756	<409	>
Professional Fees and Services	3,221	2,852	369
Amortization of Intangibles	936	1,006	<70	>
Marketing	911	998	<87	>
Insurance	1,603	437	1,166
Postage and Telephone	1,912	1,885	27
State Taxes	941	764	177
Other	3,968	3,566	402

Total Other Expense	$45,862	$43,277	$2,585

The following table breaks out the change in total other expense between Park’s Ohio-based divisions and Vision Bank.

	Three Months Ended
	March 31, 2009
Change in Total Other Expense	Ohio-		Vision
(In Thousands)	Based		Bank		Total
Salaries and Employee Benefits	$912		$ <96	>	$816
Net Occupancy Expense	29		104		133
Furniture and Equipment Expense	122		<61	>	61
Data Processing Fees	<347	>	<62	>	<409	>
Professional Fees and Services	391		<22	>	369
Amortization of Intangibles	<70	>	—		<70	>
Marketing	<38	>	<49	>	<87	>
Insurance	1,032		134		1,166
Postage and Telephone	81		<54	>	27
State Taxes	195		<18	>	177
Other	48		354		402

Total Other Expense	$2,355		$230		$2,585

Park’s management continues to focus on controlling expenses during 2009. The number of full-time equivalent (“FTE”) employees for Park was 2,071 at March 31, 2009 compared to 2,035 at March 31, 2008, which is an increase of 36 FTE employees. Vision Bank had an increase in FTE employees of 10 to 217 at March 31, 2009 compared to 207 at March 31, 2008. Vision Bank has continued to add employees to their loan administration area and new branches during the last twelve months. Park’s Ohio-based divisions had an increase in FTE employees of 26 employees or 1.3% to 1,854 at March 31, 2009 from 1,830 at March 31, 2008. At December 31, 2006, the Ohio-based divisions had 1,879 total FTE employees. On a “like-kind basis” (or same-store), management has reduced FTE employees for those affiliates, branches, and departments by 53 FTE employees by March 31, 2009. This decrease is a result of continued focus on efficiency, process improvement and centralization. All of Park’s Ohio-based banks were merged into one charter by September 30, 2008 and management continues to work to centralize processes. Project EPS, which includes consolidating all of Park’s Ohio-based divisions into one common core operating system, is expected to be completed by December 31, 2009.
Management provided guidance in Park’s 2008 Annual Report that total other expense would be approximately $184 million for 2009. Management now projects that other expense will be $188 million, based on the inclusion of an estimated $4.0 million one-time FDIC assessment, during the second quarter of 2009, which is based on eight basis points of deposit balances. The FDIC has provided guidance to the banking industry that a special one-time assessment will probably be charged during the second quarter of 2009. However, the FDIC has not indicated how large the assessment will be.
Income Tax
Federal income tax expense was $8.2 million for the first three months of 2009 and state income tax expense was a credit of <$327,000>. Vision Bank is subject to state income tax in the states of Alabama and Florida. State tax expense was a credit in the first quarter of 2009 because Vision Bank had a loss for the quarter. Park and its Ohio-based divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax was $9.3 million for the first quarter of 2008 and state income tax expense was a credit of <$152,000>.
Federal income tax as a percentage of income before taxes was 28.1% for the first quarter of 2009 compared to 29.0% for the first quarter of 2008. The lower federal effective tax rate than the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance. The improvement over the first quarter of 2008 is due to increased tax exempt interest income on loans and investments.
Management provided guidance in Park’s 2008 Annual Report that the federal effective income tax rate for 2008 will be approximately 29.0%. Management now believes that the effective tax rate for 2009 will be approximately 28.7%.
Comparison of Financial Condition
At March 31, 2009 and December 31, 2008
Changes in Financial Condition and Liquidity
Total assets remained fairly stable and decreased by only $12 million, or .2% to $7,059 million at March 31, 2009 compared to $7,071 million at December 31, 2008. Loans contributed an increase of approximately $71 million to total assets, which was partially offset by a $23 million decrease in investments and a $45 million decrease in cash and cash equivalents.
Total investment securities (including interest bearing deposits) decreased by $23 million to $2,036 million at March 31, 2009 compared to $2,059 million at December 31, 2008. During the first quarter of 2009, Park’s management purchased approximately $87 million of taxable investment securities. These consist of $50 million in callable U.S. Government agency securities yielding 4.75% and $37 million in U.S. Government Agency Collateralized Mortgage Obligations (CMO’s) yielding 4.50%. During the first quarter of 2009, Park had repayments of investment securities of $121 million. Management expects the investment portfolio will decrease as a result of pay-downs during the second, third, and fourth quarters of 2009. In addition, $208 million of U.S. Agency mortgage-backed securities were sold on April 16, 2009. These have a settlement date in June 2009.
Loan balances have increased by $71 million to $4,562 million at March 31, 2009 compared to $4,491 million at December 31, 2008. During the first quarter, Park’s Ohio-based banks had loan growth of approximately $60 million to $3,861 million at March 31, 2009 from $3,801 million at December 31, 2008.
Total liabilities decreased by $25 million during the first three months of 2009 to $6,403 million at March 31, 2009 from $6,428 million at December 31, 2008. Total deposits increased by $158 million during the first quarter of 2009, which was more than offset by a decrease in total borrowings of $176 million during the three months ended March 31, 2009.
Total deposits increased by $158 million to $4,920 million at March 31, 2009 from $4,762 million at December 31, 2008. The Ohio-based banking divisions had an increase in total deposits of $123 million to $4,248 million at March 31, 2009 and Vision Bank had an increase of $35 million to $672 million at March 31, 2009. During the first quarter of 2009, customer CDARS deposits increased by $120 million which were offset by a decrease in brokered deposits of $115 million. Transaction accounts (NOW and money markets) increased by $170 million.
Total borrowings decreased during the first quarter of 2009 by $176 million to $1,379 million from $1,555 million at December 31, 2008 due primarily to a decline in short-term borrowings of $174 million during the three months ended March 31, 2009 due to net reductions in Federal Home Loan Bank advances.

Total stockholders’ equity increased by $13 million to $656 million at March 31, 2009 from $643 million at December 31, 2008. Retained earnings increased by $6.9 million during the three months ended March 31, 2009 due to: net income of $21.4 million, offset by the declaration of common stock dividends of $13.1 million and preferred stock dividends and amortization of discount on preferred of $1.4 million. Accumulated other comprehensive income increased by $6 million to $17 million at March 31, 2009 from $11 million at December 31, 2008. This increase was due to an increase in the unrealized net holding gains on available-for-sale securities, net of taxes, during the quarter.
The increase or decrease in the investment securities portfolio, short-term borrowings and long-term debt is greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be acquired. Likewise, both short-term borrowings and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations are not sufficient to do so.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.6% at March 31, 2009 compared to 63.5% at December 31, 2008 and 62.7% at March 31, 2008. Cash and cash equivalents were $126.4 million at March 31, 2009 compared to $171.3 million at December 31, 2008 and $184.9 million at March 31, 2008. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at March 31, 2009 was $656 million or 9.3% of total assets compared to $643 million or 9.1% of total assets at December 31, 2008 and $591 million or 8.7% of total assets at March 31, 2008. Common equity, which is stockholders’ equity excluding the preferred stock, was $560 million at March 31, 2009, or 7.9% of total assets, compared to $547 million or 7.7% of total assets at December 31, 2008.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.13% at March 31, 2009 and 8.36% at December 31, 2008. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 11.88% at March 31, 2009 and 11.69% at December 31, 2008. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 13.67% at March 31, 2009 and 13.47% December 31, 2008.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2009. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2009.

		Tier I	Total
	Leverage	Risk-Based	Risk-Based
Park National Bank	5.91%	8.99%	11.05%
Vision Bank	9.27%	11.55%	12.84%
Park National Corporation	8.13%	11.88%	13.67%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2008 Annual Report to Shareholders (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2008. There were no significant changes in contractual obligations and commitments during the first three months of 2009.
Financial Instruments with Off-Balance Sheet Risk
All of the affiliate banks of Park are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their respective customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.
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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	March 31, 2009	December 31, 2008
Loan Commitments	$1,091,141	$1,143,280
Standby Letters of Credit	36,625	25,353
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management reviews interest rate sensitivity on a bi-monthly basis by modeling the financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 41 and 42 of Park’s 2008 Annual Report to Shareholders, which is incorporated by reference into Park’s 2008 Form 10-K.

On page 41 (Table 10) of Park’s 2008 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $162.4 million or 2.47% of interest earning assets at December 31, 2008. At March 31, 2009, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $300 million or 4.6% of interest earning assets. Park’s twelve-month cumulative rate sensitivity gap continues to be relatively balanced and stable.
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
On page 42 of Park’s 2008 Annual Report to Shareholders, management reported that at December 31, 2008, the earnings simulation model projected that net income would increase by 0.6% using a rising interest rate scenario and decrease by 3.3% using a declining interest rate scenario over the next year. At March 31, 2009, the earnings simulation model projected that net income would increase by 2.5% using a rising interest rate scenario and decrease by 4.2% using a declining interest rate scenario. At March 31, 2009, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.
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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
Item 1A. Risk Factors
There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2008 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2008 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida markets in which we operate. For the first three months of 2009, Vision Bank has experienced $7.4 million in net loan charge-offs, or an annualized 4.23% of average loans. For the first quarter of 2008, the net loan charge-offs for Vision Bank were $5.5 million, or an annualized 3.37% of average loans. The loan loss provision for Vision Bank was $8.5 million for the three month period ended March 31, 2009. Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $166.7 million or 3.65% of loans at March 31, 2009, $167.8 million or 3.74% of loans at December 31, 2008, $111.3 million or 2.62% of loans at March 31, 2008 and $108.5 million or 2.57% of loans at December 31, 2007. At March 31, 2009 Vision Bank had non-performing loans of $85.7 million or 12.25% of loans compared to $94.7 million or 13.7% of loans at December 31, 2008 and $59.5 million or 8.94% of loans at March 31, 2008. It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.
U.S. and international credit markets and economic conditions as well as the governmental response to those markets and conditions could adversely affect our liquidity and financial condition.
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Increases in FDIC insurance premiums may have a material adverse affect on our earnings.
During 2008, there were higher levels of bank failures which dramatically increased resolution costs of the Federal Deposit Insurance Corporation (“FDIC”) and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
As part of the 2008 changes, the FDIC instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and non-interest bearing transactional accounts are fully insured (unlimited coverage).
On February 27, 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 20 additional basis points (20 cents for every $100 of deposits) on insured institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule would also permit the FDIC to impose an additional emergency special assessment after June 30, 2009 of up to 10 basis points if needed to maintain public confidence in federal deposit insurance. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.
At the present time, proposed legislation being considered by the U.S. Congress would increase the FDIC’s borrowing authority to at least $100 billion, from the current $30 billion, to help fund the increased deposit insurance resolution costs. As a result of this proposed legislation, the FDIC has indicated that the special “one-time” assessment may be reduced if this new borrowing authority is approved by Congress. The FDIC has suggested that the “one-time” assessment for the second quarter of 2009 may be 6 to 8 basis points, if the FDIC borrowing limit from the U.S. Treasury is expanded to at least $100 billion. Park’s management is forecasting the special “one-time” assessment for the second quarter of 2009 will be approximately 8 basis points or $4 million for Park. If the special “one-time” assessment is 20 basis points, the pre-tax charge to Park’s earnings would be approximately $10 million.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2009. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

		Average Price	Total Number of Common	Maximum Number of
	Total Number of	Paid Per	Shares Purchased as Part of	Common Shares that May
	Common Shares	Common	Publicly Announced Plans	Yet be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs (1)
January 1 thru January 31, 2009	—	—	—	1,656,480
February 1 thru February 28, 2009	—	—	—	1,653,593
March 1 thru March 31, 2009	—	—	—	1,647,187

Total	—	—	—	1,647,187

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.
On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of 1 million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At March 31, 2009, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No treasury shares have been purchased in 2008 or 2009.
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2009, incentive stock options covering 276,376 common shares were outstanding and 1,223,624 common shares were available for future grants.
The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of March 31, 2009, incentive stock options covering 163,122 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering 439,498 common shares were outstanding as of March 31, 2009 and 1,223,624 common shares were available for future grants. With 1,008,109 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at March 31, 2009, an additional 655,013 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
I.	Annual Meeting of Shareholders — April 20, 2009:
(a.)	On April 20, 2009, Park National Corporation held its Annual Meeting of Shareholders. At the close of business on the February 26, 2009 record date, 13,970,908 Park National Corporation common shares were outstanding and entitled to vote. At the Annual Meeting, 11,939,327 or 85.46% of the outstanding common shares entitled to vote were represented by proxy or in person.

(b.), (c.)	Directors elected at the Annual Meeting for a three year term to expire at the 2012 Annual Meeting of Shareholders:

		James J. Cullers
11,700,624	For	188,967	Withheld

		William T. McConnell
11,705,833	For	186,943	Withheld

		William A. Phillips
11,703,976	For	173,199	Withheld

		David L. Trautman
11,760,296	For	163,931	Withheld
Other directors whose term of office continued after the Annual Meeting:
Nicholas L. Berning
Maureen Buchwald
C. Daniel DeLawder
Harry O. Egger
F. William Englefield IV
John J. O’Neill
J. Gilbert Reese *
Rick R. Taylor
Leon Zazworsky

*	As reported in Item 5.02 of the Current Report on Form 8-K dated and filed on April 20, 2009, Park announced that it accepted the retirement of J. Gilbert Reese from Park’s and The Park National Bank’s Boards of Directors. Park also announced that on April 20, 2009 the Park Board of Directors elected Sarah Reece Wallace to the Park Board.

(c.)	With respect to the vote to approve, in a non-binding advisory vote, Park’s executive compensation disclosed in the proxy statement for the Annual Meeting:

Number of
Votes
For	Against	Abstain
11,392,695	380,582	165,446
(c.)	With respect to the vote to ratify the appointment of Crowe Horwath LLP as Park’s independent registered public accounting firm for the fiscal year ending December 31, 2009:

Number of
Votes
For	Against	Abstain
11,784,718	61,398	92,609
Item 5. Other Information
(a), (b) Not applicable
Item 6. Exhibits

Exhibits

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

Exhibits

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
Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1	(g)
Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(g) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-13006))

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
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

12		Computation of Ratios (filed herewith)

31.1		Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Executive Officer)

31.2		Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Financial Officer)

32.1		Section 1350 Certifications (Principal Executive Officer)

32.2		Section 1350 Certifications (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION
DATE: May 4, 2009	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: May 4, 2009	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT
NO.	DESCRIPTION

12	Computation of Ratios (filed herewith)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)