Form 10-Q
period 2009-06-30
PARK NATIONAL CORP /OH/
filed 2009-07-24
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the proceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
14,154,908 Common shares, no par value per share, outstanding at July 22, 2009.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	June 30,	December 31,
	2009	2008

Assets:
Cash and due from banks	$107,053	$150,298
Money market instruments	23,959	20,963

Cash and cash equivalents	131,012	171,261

Interest bearing deposits	1	1
Securities available-for-sale, at fair value (amortized cost of $1,347,571 and $1,513,223 at June 30, 2009 and December 31, 2008)	1,392,677	1,561,896
Securities held-to-maturity, at amortized cost (fair value of $463,981 and $433,435 at June 30, 2009 and December 31, 2008)	452,024	428,350
Other investment securities	68,919	68,805

Loans	4,620,026	4,491,337

Allowance for loan losses	(104,804)	(100,088)

Net loans	4,515,222	4,391,249

Bank premises and equipment, net	67,254	68,553
Bank owned life insurance	135,258	132,916

Goodwill and other intangible assets	83,672	85,545

Other real estate owned	41,279	25,848

Mortgage loan servicing rights	9,928	8,306

Accrued income and other assets	110,364	127,990

Total assets	$7,007,610	$7,070,720

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$812,959	$782,625

Interest bearing	4,240,465	3,979,125

Total deposits	5,053,424	4,761,750

Short-term borrowings	458,529	659,196

Long-term debt	682,159	855,558

Subordinated debentures	40,000	40,000

Accrued expenses and other liabilities	108,357	111,553

Total liabilities	6,342,469	6,428,057

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock (200,000 shares authorized at June 30, 2009 and December 31, 2008; 100,000 shares issued at June 30, 2009 and December 31, 2008 with $1,000 per share liquidation preference)	96,102	95,721

Common stock (No par value; 20,000,000 shares authorized; 16,151,132 shares issued at June 30, 2009 and 16,151,151 shares issued at December 31, 2008)	301,209	301,210

Common stock warrant	4,297	4,297

Retained earnings	446,028	438,504

Treasury stock (1,996,224 shares at June 30, 2009 and 2,179,424 shares at December 31, 2008)	(191,107)	(207,665)

Accumulated other comprehensive income, net of taxes	8,612	10,596

Total stockholders’ equity	665,141	642,663

Total liabilities and stockholders’ equity	$7,007,610	$7,070,720

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest and dividend income:

Interest and fees on loans	$68,496	$74,932	$137,584	$153,942

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	23,201	22,629	47,029	43,334
Obligations of states and political subdivisions	393	565	815	1,219

Other interest income	2	75	29	174

Total interest and dividend income	92,092	98,201	185,457	198,669

Interest expense:

Interest on deposits:
Demand and savings deposits	2,809	5,335	5,714	12,693
Time deposits	13,800	16,618	28,174	35,817

Interest on borrowings:
Short-term borrowings	811	4,082	1,997	8,832
Long-term debt	6,678	7,840	13,345	15,517

Total interest expense	24,098	33,875	49,230	72,859

Net interest income	67,994	64,326	136,227	125,810

Provision for loan losses	15,856	14,569	28,143	21,963

Net interest income after provision for loan losses	52,138	49,757	108,084	103,847

Other income:
Income from fiduciary activities	3,140	3,710	6,000	7,283
Service charges on deposit accounts	5,432	6,067	10,593	11,851
Other service income	5,738	2,861	11,284	5,938
Other	5,447	5,905	11,090	14,510

Total other income	19,757	18,543	38,967	39,582

Gain on sale of securities	7,340	587	7,340	896
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Other expense:

Salaries and employee benefits	$25,334	$24,486	$50,821	$49,157
Occupancy expense	2,882	2,883	6,040	5,908
Furniture and equipment expense	2,498	2,576	4,876	4,893
Other expense	19,437	14,488	34,276	27,752

Total other expense	50,151	44,433	96,013	87,710

Income before income taxes	29,084	24,454	58,378	56,615

Income taxes	7,777	6,263	15,681	15,446

Net income	$21,307	$18,191	$42,697	$41,169

Preferred stock dividends	1,441	0	2,881	0

Income available to common shareholders	$19,866	$18,191	$39,816	$41,169

Per Common Share:

Income available to common shareholders
Basic	$1.42	$1.30	$2.85	$2.95
Diluted	$1.42	$1.30	$2.85	$2.95

Weighted average common shares outstanding
Basic	14,001,608	13,964,561	13,986,664	13,964,567
Diluted	14,001,608	13,964,561	13,986,664	13,964,567

Cash dividends declared	$0.94	$0.94	$1.88	$1.88
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2009 and 2008	Stock	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2007	$0	$301,213	$489,511	$(208,104)	$(2,608)
Net Income			41,169			$41,169
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of taxes $34					63	63
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($2,669)					(4,957)	(4,957)

Total comprehensive income						$36,275

Cash dividends on common stock at $1.88 per share			(26,208)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Cumulative effect of new accounting pronouncement pertaining to endorsement split-dollar life insurance			(11,634)
SFAS No.158 measurement date adjustment, net of taxes ($178)			(331)
BALANCE AT JUNE 30, 2008	$0	$301,212	$492,507	$(208,104)	$(7,502)

BALANCE AT DECEMBER 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596

Net Income			42,697			$42,697
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of taxes $180					336	336
Unrealized net holding (loss) on securities available-for-sale, net of taxes ($1,247)					(2,320)	(2,320)

Total comprehensive income						$40,713

Cash dividends on common stock at $1.88 per share			(26,267)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Reissuance of common stock from treasury shares held			(6,025)	16,558
Accretion of discount on preferred stock	381		(381)
Preferred stock dividends			(2,500)

BALANCE AT JUNE 30, 2009	$96,102	$305,506	$446,028	$(191,107)	$8,612

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities:

Net income	$42,697	$41,169

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	941	(278)

Provision for loan losses	28,143	21,963

Other-than-temporary impairment on investment securities	613	439

Stock dividends on Federal Home Loan Bank stock	—	(1,485)

Realized net investment security gains	(7,340)	(896)

Amortization of core deposit intangibles	1,873	2,013

Changes in assets and liabilities:
Decrease (increase) in other assets	1,640	(3,866)

(Decrease) in other liabilities	(3,387)	(18,453)

Net cash provided by operating activities	65,180	40,606

Investing activities:

Proceeds from sales of available-for-sale securities	204,304	80,896

Proceeds from maturity of:
Available-for-sale securities	269,366	186,348

Held-to-maturity securities	13,721	3,935

Purchases of:
Available-for-sale securities	(299,895)	(355,612)

Held-to-maturity securities	(37,394)	(76,705)

Net increase in other investments	(114)	(2,906)

Net increase in loans	(150,673)	(161,759)

Purchases of bank owned life insurance, net	—	(8,107)

Purchases of premises and equipment, net	(2,483)	(7,210)

Net cash used for investing activities	(3,168)	(341,120)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008

Financing activities:

Net increase in deposits	$291,674	$92,635

Net decrease in short-term borrowings	(200,667)	(36,858)

Proceeds from issuance of long-term debt	30,100	290,000

Repayment of long-term debt	(203,499)	(4,694)

Cash payment for fractional shares in dividend reinvestment plan	(1)	(1)

Proceeds from reissuance of common stock from treasury shares held	8,371	—

Cash dividends paid on common and preferred stock	(28,239)	(39,381)

Net cash (used for) provided by financing activities	(102,261)	301,701

(Decrease) increase in cash and cash equivalents	(40,249)	1,187

Cash and cash equivalents at beginning of year	171,261	193,397

Cash and cash equivalents at end of period	$131,012	$194,584

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$49,818	$74,210

Income taxes	$10,200	$19,800

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and all of its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2009.
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
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2008 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date through July 24, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.
Note 2 — Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements:
Accounting for Business Combinations: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. SFAS No. 141(R) establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement does not apply to combinations between entities under common control. The adoption of SFAS No. 141(R) on January 1, 2009, had no impact on Park’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements: In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which amends Accounting Research Bulletin No. 51 “Consolidated Financial Statements” (“ARB 51”). A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable to a parent. The objective of this statement is to improve upon the consistency of financial information that a company provides in its consolidated financial statements. SFAS No. 160 is effective for fiscal years , and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 on January 1, 2009, did not have a material impact on Park’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: In March 2008, FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities” — an amendment to SFAS No. 133. This statement requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting. This new accounting standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 on January 1, 2009, did not have a material impact on Park’s consolidated financial statements.
Subsequent Events: In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009, did not have a material impact on Park’s consolidated financial statements.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: On April 9, 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Further, the FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The FSP amends SFAS No. 157 to require certain additional disclosures in interim and annual periods to discuss the inputs and valuation technique(s) used to measure fair value. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 for the period ended June 30, 2009, did not have a material impact on Park’s consolidated financial statements.
Interim Disclosures about Fair Value of Financial Instruments: On April 9, 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 for the period ended June 30, 2009, did not have a material impact on Park’s consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments: On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 for the period ended June 30, 2009, did not have a material impact on Park’s consolidated financial statements as Park has not experienced other-than-temporary impairment within its debt securities portfolio.
Recently Issued but not yet Effective Accounting Pronouncements:
Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.
Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.
Note 3 — Goodwill and Intangible Assets
The following table shows the activity in goodwill and core deposit intangibles for the first six months of 2009.

		Core Deposit
(In Thousands)	Goodwill	Intangibles		Total
December 31, 2008	$72,334	$13,211		$85,545
Amortization	—	<1,873	>	<1,873	>

June 30, 2009	$72,334	$11,338		$83,672

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $0.9 million per quarter for the third and fourth quarters of 2009.
Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2009	$3,746
2010	3,422
2011	2,677
2012	2,677
2013	689

Total	$13,211

Note 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates shown:

	June 30,	December 31,
(In Thousands)	2009	2008
Commercial, Financial and Agricultural	$737,748	$714,296
Real Estate:
Construction	514,830	533,788
Residential	1,567,300	1,560,198
Commercial	1,112,361	1,035,725
Consumer	684,240	643,507
Leases	3,547	3,823

Total Loans	$4,620,026	$4,491,337

Nonperforming loans are summarized as follows:

	June 30,	December 31,
(In Thousands)	2009	2008
Impaired Loans
Nonaccrual	$183,837	$138,498
Restructured	148	2,845

Total Impaired Loans	183,985	141,343
Other Nonaccrual Loans	22,596	21,014

Total Nonaccrual and Restructured Loans	$206,581	$162,357

Loans Past Due 90 Days or More and Accruing	4,417	5,421

Total Nonperforming Loans	$210,998	$167,778

The allowance for loan losses, specifically related to impaired loans at June 30, 2009 and December 31, 2008 was $13.5 million and $8.9 million, respectively.
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

The following table shows the activity in the allowance for loan losses for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In Thousands)	2009	2008	2009	2008
Average Loans	$4,585,406	$4,311,989	$4,567,459	$4,270,706

Allowance for Loan Losses:
Beginning Balance	$101,279	$85,848	$100,088	$87,102

Charge-Offs:
Commercial, Financial and Agricultural	3,705	804	5,091	1,225
Real Estate — Construction	2,448	9,683	8,936	12,294
Real Estate — Residential	3,440	2,066	5,203	5,665
Real Estate — Commercial	1,046	1,081	1,467	2,181
Consumer	2,824	2,410	5,994	4,680
Lease Financing	9	4	9	4

Total Charge-Offs	13,472	16,048	26,700	26,049

Recoveries:
Commercial, Financial and Agricultural	159	193	560	409
Real Estate — Construction	16	50	522	50
Real Estate — Residential	212	216	715	280
Real Estate — Commercial	42	285	292	302
Consumer	711	922	1,182	1,972
Lease Financing	1	10	2	16

Total Recoveries	1,141	1,676	3,273	3,029

Net Charge-Offs	12,331	14,372	23,427	23,020

Provision for Loan Losses	15,856	14,569	28,143	21,963

Ending Balance	$104,804	$86,045	$104,804	$86,045

Annualized Ratio of Net Charge-Offs to Average Loans	1.08%	1.34%	1.03%	1.08%
Ratio of Allowance for Loan Losses to End of Period Loans	2.27%	1.97%	2.27%	1.97%

Note 5 — Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in Thousands, Except Per Share Data)	2009	2008	2009	2008
Numerator:
Income Available to Common Shareholders	$19,866	$18,191	$39,816	$41,169
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Common Shares Outstanding)	14,001,608	13,964,561	13,986,664	13,964,567
Effect of Dilutive Securities	—	—	—	—
Denominator for Diluted Earnings Per Share (Weighted Average Common Shares Outstanding Adjusted for the Dilutive Securities)	14,001,608	13,964,561	13,986,664	13,964,567
Earnings Per Common Share:
Basic Earnings Per Common Share	$1.42	$1.30	$2.85	$2.95
Diluted Earnings Per Common Share	$1.42	$1.30	$2.85	$2.95
For the three and six month periods ended June 30, 2009, options to purchase a weighted average 377,648 and 402,572 common shares, respectively, were outstanding under Park’s stock option plans. Additionally, a warrant to purchase 227,376 common shares was outstanding at June 30, 2009, related to our participation in the U.S. Treasury Capital Purchase Program (“CPP”). For the three and six month periods ended June 30, 2008, options to purchase a weighted average 539,255 and 534,567 shares of common stock, respectively, were outstanding under Park’s stock option plans. The shares represented by the options and the warrant for the three and six month periods ended June 30, 2009, totaling 605,024 and 629,948, respectively, and the shares represented by the options for the three and six month periods ended June 30, 2008, totaling 539,255 and 534,567, respectively, were not included in the computation of diluted earnings per common shares because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.
Note 6 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (headquartered in Panama City, Florida) (“VIS”). Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two operating segments, as: (i) there are two separate and distinct geographic markets in which Park operates, (ii) discrete financial information is available for each operating segment and (iii) the segments are aligned with internal reporting to Park’s chief operating decision maker. The financial information for the three and six months ended June 30, 2008 has been reclassified to be consistent with the presentation of the financial information for the three and six months ended June 30, 2009.

Operating Results for the Three Months Ended June 30, 2009

(In Thousands)
	PNB	VIS		All Other	Total
Net Interest Income	$59,113	$5,975		$2,906	$67,994
Provision for Loan Losses	5,428	9,900		528	15,856
Other Income and Security Gains	26,289	728		80	27,097
Other Expense	39,460	7,554		3,137	50,151
Net Income (Loss)	27,635	<6,606	>	278	21,307

Balances at June 30, 2009
Assets	$6,109,671	$878,482		$19,457	$7,007,610
Operating Results for the Three Months Ended June 30, 2008

(In Thousands)
	PNB	VIS		All Other			Total
Net Interest Income	$55,123	$6,835			$2,368		$64,326
Provision for Loan Losses	2,670	11,455			444		14,569
Other Income and Security Gains	17,929	1,042			159		19,130
Other Expense	33,405	7,310			3,718		44,433
Net Income (Loss)	24,682	<6,702	>		211		18,191

Balances at June 30, 2008
Assets	$6,079,712	$932,221		$	<191,700	>	$6,820,233
Operating Results for the Six Months Ended June 30, 2009

(In Thousands)
	PNB	VIS		All Other	Total
Net Interest Income	$117,172	$13,290		$5,765	$136,227
Provision for Loan Losses	8,680	18,400		1,063	28,143
Other Income and Security Gains	44,342	1,797		168	46,307
Other Expense	75,591	13,912		6,510	96,013
Net Income (Loss)	52,388	<10,575	>	884	42,697
Operating Results for the Six Months Ended June 30, 2008

(In Thousands)
	PNB	VIS		All Other	Total
Net Interest Income	$107,576	$13,681		$4,553	$125,810
Provision for Loan Losses	4,764	16,255		944	21,963
Other Income and Security Gains	38,043	2,124		311	40,478
Other Expense	67,235	13,438		7,037	87,710
Net Income (Loss)	49,177	<8,534	>	526	41,169
The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and six month periods ended June 30, 2009 and 2008. The reconciling amounts for consolidated total assets for both the three and six month periods ended June 30, 2009 and 2008, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 7 — Stock Option Plans
Park did not grant any stock options during the six month periods ended June 30, 2009 and 2008. Additionally, no stock options vested during the first six months of 2009 or 2008.
The following table summarizes stock option activity during the first six months of 2009.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2008	452,419	$102.33
Granted	—	—
Exercised	—	—
Forfeited/Expired	137,193	$107.39

Outstanding at June 30, 2009	315,226	$100.12

All of the stock options outstanding at June 30, 2009 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2009 was $0.
No stock options were exercised during the first six months of 2009 or 2008. The weighted average contractual remaining term was 1.5 years for the stock options outstanding at June 30, 2009.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At June 30, 2009, incentive stock options (granted under both the 2005 Plan and 1995 Plan) covering 314,699 common shares were outstanding. The remaining outstanding stock options at June 30, 2009, covering 527 common shares, were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At June 30, 2009, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).
Note 8 — Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at their fair value as of June 30, 2009 and at the lower of cost or fair value at December 31, 2008. Effective January 1, 2009, Park elected the fair value option of accounting for mortgage loans held for sale that were originated after January 1, 2009. At June 30, 2009, Park had approximately $38.9 million in mortgage loans held for sale. At December 31, 2008, Park had approximately $9.6 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets.
Note 9 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. During 2008, management determined that Park’s unrealized losses in the stocks of several financial institutions were other-than-temporarily impaired due to the duration and severity of the losses. Therefore, Park recognized losses of $980 thousand during 2008. For the three and six month periods ended June 30, 2009, Park recognized impairment charges of $375 thousand and $613 thousand, respectively, related to certain investments which triggered other-than-temporary impairment during 2008. These impairment charges represented the difference between each investment’s cost and fair value on June 30, 2009. For the three month and six month periods ended June 30, 2008, an impairment charge of $439 thousand was recorded.

(In Thousands)
		Gross	Gross
June 30, 2009		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$319,900	$828	$2,707	$318,021
Obligation of States and Political Subdivisions	22,521	527	37	23,011
U.S. Government Sponsored Entities’ Asset-Backed Securities	1,004,189	46,062	1	1,050,250
Equity Securities	961	556	122	1,395

Total	$1,347,571	$47,973	$2,867	$1,392,677

		Gross	Gross
June 30, 2009		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$8,229	$45	$—	$8,274
U.S. Government Sponsored Entities’ Asset-Backed Securities	443,795	11,967	55	455,707

Total	$452,024	$12,012	$55	$463,981

(In Thousands)
		Gross	Gross
December 31, 2008		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$127,628	$1,060	$—	$128,688
Obligation of States and Political Subdivisions	26,424	503	33	26,894
U.S. Government Sponsored Entities’ Asset-Backed Securities	1,357,710	47,050	229	1,404,531
Equity Securities	1,461	428	106	1,783

Total	$1,513,223	$49,041	$368	$1,561,896

		Gross	Gross
December 31, 2008		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$10,294	$79	$—	$10,373
U.S. Government Sponsored Entities’ Asset-Backed Securities	418,056	5,035	29	423,062

Total	$428,350	$5,114	$29	$433,435

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

	June 30,	December 31,
(In Thousands)	2009	2008
Federal Home Loan Bank Stock	$62,043	$61,929
Federal Reserve Bank Stock	6,876	6,876

Total	$68,919	$68,805

Note 11 — Pension Plan
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
The following table shows the components of net periodic benefit expense:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In Thousands)	2009		2008		2009		2008
Service Cost	$953		$863		$1,906		$1,726
Interest Cost	858		789		1,716		1,578
Expected Return on Plan Assets	<1,089	>	<1,152	>	<2,179	>	<2,304	>
Amortization of Prior Service Cost	8		8		17		16
Recognized Net Actuarial Loss	511		—		1,021		—

Benefit Expense	$1,241		$508		$2,481		$1,016

Note 12 — Derivative Instruments
SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Additionally, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133, requires enhanced disclosures about an entity’s derivative and hedging activities. As required by SFAS No. 133, the Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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
As of June 30, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
At June 30, 2009, the derivative’s fair value of <$1.4> million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At June 30, 2009, the variable rate on the $25 million subordinated note was 2.60% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).
For the six months ended June 30, 2009, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was $336 thousand (net of taxes of $180 thousand). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of June 30, 2009, Park had mortgage loan rate lock commitments outstanding of approximately $29.2 million. Park has specific forward contracts to sell each of these loans to a third party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under SFAS No. 133. At June 30, 2009, the fair value of the derivatives was approximately $0.3 million. The fair value of the derivatives are included within loans held for sale and the corresponding income is included within other service income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

Note 13 — Loan Servicing
Park serviced sold mortgage loans of $1,460 million at June 30, 2009, compared to $1,395 million at June 30, 2008. At June 30, 2009, $58.5 million of the sold mortgage loans were sold with recourse compared to $65.5 million at June 30, 2008. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2009, management determined that no liability was deemed necessary for these loans.
When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park adopted SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140”, on January 1, 2007, and selected the “amortization method”, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of mortgage servicing rights (“MSRs”) is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their cost or fair value.
Activity for MSRs and the related valuation allowance follows:

	Three Months		Six Months
	Ended		Ended
(In Thousands)	June 30, 2009		June 30, 2009
Mortgage Servicing Rights:
Carrying Amount, Net, Beginning of Period	$8,762		$8,306
Additions	1,954		3,792
Amortization	<1,320	>	<2,906	>
Changes in Valuation Inputs & Assumptions	532		736

Carrying Amount, Net, End of Period	$9,928		$9,928

Valuation Allowance:
Beginning of Period	$ <1,441	>	$ <1,645	>
Changes Due to Fair Value Adjustments	532		736

End of Period	$ <909	>	$ <909	>

Servicing fees included in other service income were $1.5 million for the three months ended June 30, 2009, and $2.8 million for the first half of 2009.

Note 14 — Fair Value
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that Park uses to measure fair value are as follows:
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

Assets and Liabilities Measured on a Recurring Basis:
The following table presents financial assets and liabilities measured on a recurring basis:
Fair Value Measurements at June 30, 2009 Using:

(In Thousands)
						Balance at
Description	Level 1	Level 2			Level 3	June 30, 2009
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$—		$318,021		$—	$318,021
Obligations of States and Political Subdivisions	—		20,213		2,798	23,011
U.S. Government Sponsored Entities’ Asset-Backed Securities	—		1,050,250		—	1,050,250
Equity Securities	1,395		—		—	1,395
Mortgage Loans Held for Sale	—		38,891		—	38,891
Mortgage IRLCs	—		347		—	347

Liabilities
Interest Rate Swap	$—	$	<1,421	>	$—	$ <1,421	>
Fair Value Measurements at December 31, 2008 Using:

(In Thousands)
						Balance at
Description	Level 1	Level 2			Level 3	December 31, 2008
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$—		$128,688		$—	$128,688
Obligations of States and Political Subdivisions	—		24,189		2,705	26,894
U.S. Government Sponsored Entities’ Asset-Backed Securities	—		1,404,531		—	1,404,531
Equity Securities	1,783		—		—	1,783

Liabilities
Interest Rate Swap	$—	$	<1,937	>	$—	$ <1,937	>

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs:
Fair Value Measurements at Reporting Date Using

Significant Unobservable Inputs (Level 3)
	Available for
(In Thousands)	Sale Securities
Beginning Balance, at January 1, 2009	$2,705
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	93

Ending Balance June 30, 2009	$2,798

Beginning Balance, at January 1, 2008	$2,969
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	<128	>

Ending Balance June 30, 2008	$2,841

Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:
Fair Value Measurements at June 30, 2009 Using

(In Thousands)
				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
SFAS No. 114 Impaired Loans	$—	$—	$116,192	$116,192
Mortgage Servicing Rights	—	9,928	—	9,928
Fair Value Measurements at December 31, 2008 Using

(In Thousands)
				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
SFAS No. 114 Impaired Loans	$—	$—	$75,942	$75,942
Mortgage Servicing Rights	—	8,306	—	8,306
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $184.0 million at June 30, 2009, after partial charge-offs of $33.5 million. In addition, these loans have a specific valuation allowance of $13.5 million. Of the $184.0 million impaired loan portfolio, $116.2 million were carried at fair value, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $67.8 million of impaired loans are carried at cost, as the fair value of collateral on these loans exceed book value for each individual credit. At December 31, 2008, impaired loans had a carrying amount of $141.3 million. Of these, $75.9 million were carried at fair value, as a result of partial charge-offs of $30.0 million and a specific valuation allowance of $8.9 million.
MSRs, which are carried at lower of cost or fair value, were recorded at a fair value of $9.9 million, including a valuation allowance of $0.9 million, at June 30, 2009. At December 31, 2008, MSRs were recorded at a fair value of $8.3 million, including a valuation allowance of $1.6 million.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.
Interest bearing deposits with other banks: The carrying amounts reported in the balance sheet for interest bearing deposits with other banks approximate those assets’ fair values.
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
Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loans carried on the balance sheet at their fair value are broken out separately for 2008, the year of adoption of SFAS No. 157. SFAS No. 157 was adopted prospectively on January 1, 2008.
Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at their fair value as of June 30, 2009 and at the lower of cost or fair value at December 31, 2008 (see Note 8 — Mortgage Loans Held for Sale). On January 1, 2009, Park elected the fair value option of accounting for mortgage loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types, and therefore, are classified in Level 2.
Mortgage Servicing Rights: MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. Accordingly, MSRs are classified as Level 2.
Interest Rate Lock Commitments: IRLCs are based on current secondary market pricing and are classified as Level 2.
Off-balance sheet instruments: Fair values for the Corporation’s loan commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amount and fair value are not material.
Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits. Maturities of time deposits in denominations of $100,000 and over at December 31, 2008, maturing in 12 months or less, were $657.3 million and those maturing after 12 months were $149.8 million.
Short-term borrowings: The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings approximate their fair values.

Long-term debt: Fair values for long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long-term debt to a schedule of monthly maturities.
Subordinated debt: The carrying amounts reported in the balance sheet approximate fair value. The interest rates on these instruments reprice every 90 days based on the three-month LIBOR rate.
Interest rate swaps: The fair value of interest rate swaps represents the estimated amount Park would pay or receive to terminate the agreements, considering current interest rates and the current creditworthiness of the counterparties.
The fair value of financial instruments at June 30, 2009 and December 31, 2008, is as follows:

	June 30, 2009						December 31, 2008
(In Thousands)	Carrying Value			Fair Value			Carrying Value			Fair Value

Financial Assets:
Cash and Money Market Instruments		$131,012			$131,012			$171,261			$171,261
Interest Bearing Deposits with Other Banks		1			1			1			1
Investment Securities		1,913,620			1,925,577			2,059,051			2,064,136
Loans Carried at Fair Value		116,192			116,192			75,942			75,942
Other Loans		4,399,030			4,519,123			4,311,484			4,430,697

Loans Receivable, Net		$4,515,222			$4,635,315			$4,387,426			$4,506,639

Financial Liabilities:
Noninterest Bearing Checking		$812,959			$812,959			$782,625			$782,625
Interest Bearing Transactions Accounts		1,155,450			1,155,450			1,204,530			1,204,530
Savings		838,376			838,376			694,721			694,721
Time Deposits		2,241,718			2,252,980			2,078,372			2,084,732
Other		4,921			4,921			1,502			1,502

Total Deposits		$5,053,424			$5,064,686			$4,761,750			$4,768,110

Short-Term Borrowings		$458,529			$458,529			$659,196			$659,196
Long-Term Debt		682,159			735,243			855,558			939,210
Subordinated Debentures		40,000			40,000			40,000			40,000

Derivative Financial Instruments:
Interest Rate Swap	$	<1,421	>	$	<1,421	>	$	<1,937	>	$	<1,937	>

Note 15 — Participation in the U.S. Treasury Capital Purchase Program
On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter. For the period ended June 30, 2009, Park recognized a charge to retained earnings of $2.9 million, representing the preferred stock dividend and accretion of the discount on the warrant, associated with its participation in the CPP.
As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares having an exercise price of $65.97, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the Capital Purchase Program was approved by the United States Department of the Treasury (calculated on a 20-day trailing average). The warrant has a term of 10 years.
A company that participates in the CPP must adopt certain standards for compensation and corporate governance, established under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended and replaced the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) in their entirety, and the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30 (collectively, the “TARP Compensation Standards”). In addition, Park’s ability to declare or pay dividends on or repurchase its common shares is restricted as a result of its participation in the CPP.
Note 16 — Sale of Common Shares
On May 27, 2009, Park announced that it had entered into a distribution agreement with the investment banking firm of Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”). Under this distribution agreement, Park can offer and sell common shares having an aggregate sales proceeds of up to $70 million from time to time through Sandler O’Neill as sales agent, provided that the aggregate number of common shares offered and sold under offerings conducted pursuant to this distribution agreement shall not exceed 1,050,000 common shares. In accordance with the distribution agreement, sales of common shares can be made by means of ordinary brokers’ transactions on NYSE Amex at market prices, in block transactions or as otherwise agreed with Sandler O’Neill. During the period from May 28, 2009 through June 30, 2009, Park sold 183,200 common shares at a weighted average sales price of $61.18 with sales proceeds of $11.2 million. Net of selling and due diligence expenses, Park raised $10.5 million in additional equity. At June 30, 2009, Park had the capability under the distribution agreement to sell additional common shares having aggregate sales proceeds of up to $58.8 million provided that the aggregate number of additional common shares sold does not exceed 866,800.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Park’s loan portfolio may be worse than expected; Park’s ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically, the real estate market and credit market, either national or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; our ability to convert our Ohio-based banking divisions into one operating system; competitive factors among financial institutions increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws concerning taxes, banking, securities and other aspects of the financial services industry; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Park’s recent adoption of SFAS No. 157 (See Note 14 — Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q) on January 1, 2008 required management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. SFAS No. 157 also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At June 30, 2009, the Level 3 inputs for Park had an aggregate fair value of approximately $119 million. This was 7.6% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $116.2 million (or 98%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets (as amended),” establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. SFAS No. 142 requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s Ohio-based bank, is estimated by reviewing the past and projected operating results for the Park subsidiary banks and the banking industry comparable information.
At June 30, 2009, on a consolidated basis, Park had core deposit intangibles of $11.3 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at The Park National Bank. At June 30, 2009, the core deposit intangible asset recorded on the balance sheet of The Park National Bank was $3.5 million and the core deposit intangible asset at Vision Bank was $7.8 million. During the first quarter of 2009, Park’s management evaluated the goodwill for Park’s Ohio-based bank for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based bank exceeded the carrying value of $72.3 million and accordingly was not impaired. Please see Note 3 — Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2009 and 2008
Summary Discussion of Results
Net income for the three months ended June 30, 2009 was $21.3 million compared to $18.2 million for the second quarter of 2008, an increase of $3.1 million or 17.1%. Net income available to common shareholders (which excludes the preferred stock dividends) was $19.9 million for the second quarter of 2009 compared to $18.2 million for the three months ended June 30, 2008. Preferred stock dividends and accretion of the discount on the warrant, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.44 million for the second quarter of 2009. The increase in net income available to common shareholders for the second quarter of 2009 compared to the second quarter of 2008 was $1.7 million or 9.2%. Diluted earnings per common share were $1.42 for the three months ended June 30, 2009 compared to $1.30 for the second quarter of 2008, an increase of 9.2%.
Net income for the first half of 2009 was $42.7 million compared to $41.2 million for the first six months of 2008, an increase of $1.5 million or 3.7%. Net income available to common shareholders was $39.8 million for the first six months of 2009 compared to $41.2 million for the same period in 2008, a decrease of $1.4 million or 3.3%. The preferred stock dividend and the accretion on the warrant totaled $2.9 million for the first half of 2009. Diluted earnings per common share were $2.85 for the six months ended June 30, 2009 compared to $2.95 for the first half of 2008, a decrease of 3.4%.
The following tables compare the components of net income for the three and six month periods ended June 30, 2009 with the components of net income for the three and six month periods ended June 30, 2008. This information is provided for Park, Vision Bank and Park excluding Vision Bank. In general for 2009, the operating results for Park’s Ohio-based banking divisions have been better than management projected, but the credit losses at Vision Bank have been worse than expected.

Park Summary Income Statement
(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	June 30,	June 30,	%	June 30,	June 30,	%
	2009	2008	Change	2009	2008	Change
Net Interest Income	$67,994	$64,326	5.7%	$136,227	$125,810	8.3%
Provision for Loan Losses	15,856	14,569	8.8%	28,143	21,963	28.1%
Other Income	19,757	18,543	6.5%	38,967	39,582	<1.6%>
Gain on Sale of Securities	7,340	587	1,150.4%	7,340	896	719.2%
Other Expense	50,151	44,433	12.9%	96,013	87,710	9.5%

Income Before Taxes	$29,084	$24,454	18.9%	$58,378	$56,615	3.1%
Income Taxes	7,777	6,263	24.2%	15,681	15,446	1.5%

Net Income	$21,307	$18,191	17.1%	$42,697	$41,169	3.7%

Park’s income statements for the first half of 2009 and 2008 include some special transactions that are discussed below.
During the second quarter of 2009, Park sold $197 million of U.S. Government Agency mortgage-backed securities for a gain of $7.3 million. Also during the quarter, Park accrued $3.3 million of expense for the special assessment by the FDIC, which was charged to all depository institutions insured by the FDIC.

For the six months ended June 30, 2008, other income included $3.1 million of income that was recognized by Park’s Ohio-based banking divisions as a result of the initial public stock offering by Visa.

Vision Bank - Summary Income Statement
(In Thousands)
	Three Months Ended								Six Month Ended
	June 30,								June 30,
							Percent								Percent
	2009			2008			Change		2009			2008			Change
Net Interest Income		$5,975			$6,835		<12.6	%>		$13,290			$13,681		<2.9	%>
Provision for Loan Losses		9,900			11,455		<13.6	%>		18,400			16,255		13.2%
Other Income		728			804		<9.5	%>		1,797			1,886		<4.7	%>
Gain on Sale of Securities		—			238		<100.0	%>		—			238		<100.0	%>
Other Expense		7,554			7,310		3.3%			13,912			13,438		3.5%

Income (Loss) Before Taxes	$	<10,751	>	$	<10,888	>	<1.3	%>	$	<17,225	>	$	<13,888	>	<24.0	%>
Income Taxes		<4,145	>		<4,186	>	<1.0	%>		<6,650	>		<5,354	>	<24.2	%>

Net Income (Loss)	$	<6,606	>	$	<6,702	>	<1.4	%>	$	<10,575	>	$	<8,534	>	<23.9	%>

Vision Bank has continued to have significant credit problems in 2009. Net loan charge-offs for the second quarter of 2009 were $6.7 million or an annualized 3.84% of average loans and for the first six months of 2009 net loan charge-offs were $14.0 million or 4.04% of average loans. The large decrease in net interest income for Vision Bank of 12.6% for the second quarter of 2009 compared to 2008 was primarily due to an increase in nonaccrual loans. At June 30, 2009, nonaccrual loans at Vision Bank were $121.7 million, compared to $91.2 million at December 31, 2008 and $58.3 million at June 30, 2008. Generally, no interest income is recognized on nonaccrual loans at Vision Bank.

Park Excluding Vision Bank - Summary Income Statement
(In Thousands)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Net Interest Income	$62,019	$57,491	7.9%	$122,937	$112,129	9.6%
Provision for Loan Losses	5,956	3,114	91.3%	9,743	5,708	70.7%
Other Income	19,029	17,739	7.3%	37,170	37,696	<1.4%>
Gain on Sale of Securities	7,340	349	2,003.2%	7,340	658	1,015.5%
Other Expense	42,597	37,123	14.7%	82,101	74,272	10.5%

Income Before Taxes	$39,835	$35,342	12.7%	$75,603	$70,503	7.2%
Income Taxes	11,922	10,449	14.1%	22,331	20,800	7.4%

Net Income	$27,913	$24,893	12.1%	$53,272	$49,703	7.2%

As mentioned previously, the income statements for the first half of 2009 and 2008 include some special transactions.
The entire gain from the sale of securities of $7.3 million during the second quarter of 2009 was recognized at Park’s Ohio-based banking divisions. Also during the quarter, Park’s Ohio-based banking divisions accrued $2.9 million of expense for the special assessment by the FDIC.

Other income for the six months ended June 30, 2008, includes $3.1 million that was recognized as a result of the initial public stock offering by Visa.
Overall, Park’s management was pleased with the strong performance in net interest income and other income for the first half of 2009 by Park’s Ohio-based banking divisions.
Net Interest Income Comparison for the Second Quarter of 2009 and 2008
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 71.5% of total revenue for the second quarter of 2009 and 77.1% of total revenue for the second quarter of 2008. Net interest income increased by $3.7 million or 5.7% to $68.0 million for the second quarter of 2009 compared to $64.3 million for the second quarter of 2008.
The following table compares the average balance sheet and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the second quarter of 2009 with the same quarter in 2008.

Three Months Ended June 30,
	2009		2008
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,585,406	6.02%	$4,311,989	7.01%
Taxable Investments	1,889,035	4.93%	1,814,270	5.02%
Tax Exempt Investments	32,763	7.44%	48,264	6.92%
Money Market Instruments	21,221	.05%	14,695	2.06%

Interest Earning Assets	$6,528,425	5.69%	$6,189,218	6.40%

Interest Bearing Deposits	$4,185,578	1.59%	$3,767,366	2.34%
Short-Term Borrowings	442,255	.77%	737,128	2.23%
Long-Term Debt	806,315	3.31%	833,073	3.79%

Interest Bearing Liabilities	$5,434,148	1.78%	$5,337,567	2.55%
Excess Interest Earning Assets	$1,094,277		$851,651
Net Interest Spread		3.91%		3.85%
Net Interest Margin		4.21%		4.20%
Average interest earning assets for the second quarter of 2009 increased by $339 million or 5.2% to $6,528 million compared to $6,189 million for the second quarter of 2008. The average yield on interest earning assets decreased by 71 basis points to 5.69% for the second quarter of 2009 compared to 6.40% for the second quarter of 2008.
Average interest bearing liabilities for the second quarter of 2009 increased by $97 million or 1.8% to $5,434 million compared to $5,338 million for the second quarter of 2008. The average cost of interest bearing liabilities decreased by 77 basis points to 1.78% for the second quarter of 2009 compared to 2.55% for the second quarter of 2008.
Interest Rates
During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008.

The average federal funds rate was .18% for both the second quarter of 2009 and the first half of 2009. The average federal funds rate was 2.09% for the second quarter of 2008 and 2.63% for the first half of 2008.
The sharp reduction in the targeted federal funds rate in 2008 by the FOMC was in response to weakness in the U.S. economy. The annualized change in the U.S. gross domestic product (“GDP”) in 2008 was a positive .9% in the first quarter, a positive 2.8% in the second quarter, a negative .5% in the third quarter and a negative 6.3% in the fourth quarter. Economic conditions continue to be weak in the U.S. economy. The annualized change in GDP for the first quarter of 2009 was a negative 5.5%. As a result, management expects that the targeted federal funds rate will be 0% to ..25% for most, if not all, of 2009.
Discussion of Loans, Investments, Deposits and Borrowings
Average loan balances increased by $273 million or 6.3% to $4,585 million for the three months ended June 30, 2009, compared to $4,312 million for the same period in 2008. The average yield on the loan portfolio decreased by 99 basis points to 6.02% for the second quarter of 2009 compared to 7.01% for the second quarter of 2008.
The average prime lending rate decreased by 183 basis points to 3.25% for the second quarter of 2009 compared to 5.08% for the second quarter of 2008. Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the decrease in the prime lending rate. Management expects that the yield on the loan portfolio will be approximately 5.90% for the third quarter of 2009.
Loans outstanding increased by $58.5 million during the second quarter of 2009 and have increased by $128.7 million during the first half of 2009 to $4,620 million at June 30, 2009. The annualized growth rate for loans was 5.1% for the second quarter of 2009 and 5.8% for the first half of 2009. Management expects that loan growth for the remainder of 2009 will be a little slower, at about 3% to 4%, due to the weakness in the economy.
The average balance of taxable investment securities increased by $75 million or 4.1% to $1,889 million for the second quarter of 2009 compared to $1,814 million for the second quarter of 2008. The average yield on the taxable investment securities was 4.93% for the second quarter of 2009 compared to 5.02% for the second quarter of 2008.
The average balance of tax exempt investment securities decreased by $15.5 million or 32.1% to $33 million for the second quarter of 2009 compared to $48 million for the second quarter of 2008. The tax equivalent yield on tax exempt investment securities was 7.44% for the second quarter of 2009, compared to 6.92% for the second quarter of 2008.
At June 30, 2009, total investment securities (on an amortized cost basis) were $1,869 million compared to $1,977 million at March 31, 2009 and $2,010 million at December 31, 2008.
During the second quarter of 2009, management sold U.S. Government Agency mortgage-backed securities with a book value of $197 million for a gain of $7.3 million. These securities had a book yield of 4.70% and a weighted average remaining life of about 3 years. These securities were sold at a price of approximately 103.2% of par for a give-up yield of 3.33%. Additionally, management purchased $250 million of U.S. Government Agency callable notes during the second quarter at a yield of 4.55%. These callable notes have final maturities in 9 to 10 years and have call dates from 1 to 3 years.

Average interest bearing deposit account balances increased by $418 million or 11.1% to $4,186 million for the second quarter of 2009 compared to $3,767 million for the second quarter of 2008. The average interest rate paid on interest bearing deposits decreased by 75 basis points to 1.59% for the second quarter of 2009 compared to 2.34% for the second quarter of 2008.
The large increase in interest bearing deposits of $418 million was partially due to an increase in deposits obtained through the use of brokers. The average balance of these brokered deposits was $123 million for the second quarter of 2009 and management did not use this source of funding in the second quarter of 2008.
Average total borrowings were $1,249 million for the three months ended June 30, 2009 compared to $1,570 million for the same period in 2008, a decrease of 20.5%. The average interest rate paid on total borrowings was 2.41% for the second quarter of 2009 compared to 3.06% for the second quarter of 2008.
The net interest spread (the difference between the tax equivalent yield on interest earning assets and the tax equivalent cost of interest bearing liabilities) increased by 6 basis points to 3.91% for the three months ended June 30, 2009 compared to 3.85% for the second quarter of 2008. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.21% for the second quarter of 2009 compared to 4.20% for the same quarter in 2008.
Net Interest Comparison for the First Half of 2009 and 2008
Net interest income increased by $10.4 million or 8.3% to $136.2 million for the first six months of 2009 compared to $125.8 million for the first half of 2008. The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first half of 2009 with the first half of 2008.

Six Months Ended June 30,
	2009		2008
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans	$4,567,459	6.10%	$4,270,706	7.26%
Taxable Investments	1,913,051	4.96%	1,730,316	5.04%
Tax Exempt Investments	34,516	7.41%	52,250	6.82%
Money Market Instruments	22,477	.22%	13,098	2.68%

Interest Earning Assets	$6,537,503	5.75%	$6,066,370	6.60%

Interest Bearing Deposits	$4,120,986	1.66%	$3,767,713	2.59%
Short-Term Borrowings	509,118	.79%	654,538	2.71%
Long-Term Debt	849,892	3.17%	802,364	3.89%

Interest Bearing Liabilities	$5,479,996	1.81%	$5,224,615	2.80%
Excess Interest Earning Assets	$1,057,507		$841,755
Net Interest Spread		3.94%		3.80%
Net Interest Margin		4.24%		4.19%
Average interest earning assets increased by $471 million or 7.8% to $6,537 million for the first six months of 2009 compared to $6,066 million for the first half of 2008. The average yield on interest earning assets was 5.75% for the six months ended June 30, 2009 compared to 6.60% for the same period in 2008.

Average loans increased by $296.8 million or 6.9% to $4,567 million for the first half of 2009 compared to $4,271 million for the same period in 2008. The average yield on loans was 6.10% for the first half of 2009 compared to 7.26% for the same period in 2008.
Average investment securities, including money market instruments, were $1,970 million for the first six months of 2009 compared to $1,796 million for the first half of 2008. The average yield on taxable investment securities was 4.96% for the first half of 2009 and 5.04% for the first half of 2008 and the average tax equivalent yield on tax exempt securities was 7.41% in 2009 and 6.82% in 2008.
Average interest bearing liabilities increased by $255 million or 4.9% to $5,480 million for the first half of 2009 compared to $5,225 million for the same period in 2008. The average cost of interest bearing liabilities was 1.81% for the first half of 2009 compared to 2.80% for the first six months of 2008.
Average interest bearing deposits increased by $353 million or 9.4% to $4,121 million for the first six months of 2009 compared to $3,768 million for the first half of 2008. The average interest rate paid on interest bearing deposit accounts was 1.66% for the first half of 2009 compared to 2.59% for the first half of 2008.
Average total borrowings were $1,359 million for the first half of 2009 compared to $1,457 million for the first six months of 2008. The average interest rate paid on total borrowings was 2.28% for the first half of 2009 compared to 3.36% for the same period in 2008.
The net interest spread increased by 14 basis points to 3.94% for the first half of 2009 compared to 3.80% for the first six months of 2008. The net interest margin increased by 5 basis points to 4.24% for the six months ended June 30, 2009 compared to 4.19% for the first six months of 2008.
Guidance on Net interest Income for 2009
Management provided guidance in Park’s 2008 Annual Report to Shareholders that net interest income for 2009 would be approximately $258 million to $263 million, the tax equivalent net interest margin would be approximately 4.08% and the average interest earning assets for the year would be approximately $6,400 million.
The actual results for the first six months were better than management’s guidance. Net interest income for the first six months of 2009 was $136.2 million, which annualized would be approximately $275 million for 2009. The tax equivalent net interest margin was 4.24% and the average interest earning assets were $6,538 million for the first half of 2009.
The following table displays for the past six quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

	Average Interest	Net Interest	Tax Equivalent
(In Thousands)	Earning Assets	Income	Net Interest Margin
March 2008	$5,941,570	$61,484	4.19%
June 2008	$6,189,218	$64,326	4.20%
September 2008	$6,251,883	$65,228	4.17%
December 2008	$6,313,986	$64,835	4.11%
March 2009	$6,546,681	$68,233	4.26%
June 2009	$6,528,425	$67,994	4.21%

Management projects that average interest earning assets will decrease in the second half of 2009 as the average balance of the investment portfolio is expected to decline. The average balance of the investment portfolio (excluding money market instruments) was $1,974 million for the first quarter of 2009 and $1,922 million for the second quarter of 2009. At June 30, 2009, the amortized cost of the investment portfolio was $1,869 million. Management anticipates that investment maturities and principal repayments will be approximately $100 million during the third quarter of 2009 and approximately $60 million during the fourth quarter of 2009. Absent an increase in interest rates, management anticipates that investment securities purchased during the second half of 2009 could be somewhat less than the projected maturities and principal repayments on the investment portfolio.
Our current forecast projects that average interest earning assets will be approximately $6,470 million for all of 2009. Management anticipates that net interest income will be approximately $267 million to $272 million for the year and that the tax equivalent net interest margin will be approximately 4.20%.
Provision for Loan Losses
The provision for loan losses was $15.9 million for the three months ended June 30, 2009, compared to $14.6 million for the same period in 2008. Net loan charge-offs were $12.3 million for the second quarter of 2009, compared to $14.4 million for the second quarter of 2008. The annualized ratio of net loan charge-offs to average loans was 1.08% for the three months ended June 30, 2009, compared to 1.34% for the same period in 2008.
For the first six months of 2009, the provision for loan losses increased by $6.1 million to $28.1 million, compared to $22.0 million for the first two quarters of 2008. Net loan charge-offs were $23.4 million for the two quarters ended June 30, 2009, or 1.03% of average loans on an annualized basis, compared to $23.0 million or 1.08% of average loans annualized for the same period in 2008.
Vision Bank continued to experience credit problems during the second quarter of 2009. The loan loss provision for Vision Bank was $9.9 million for the three months ended June 30, 2009, compared to $11.5 million for the second quarter of 2008. Vision Bank had net loan charge-offs of $6.6 million, or an annualized 3.82% of average loans for the second quarter of 2009, compared to net loan charge-offs of $10.8 million, or 6.41% of average loans for the same period in 2008.
Park’s Ohio-based banking divisions had a provision for loan losses of $6.0 million for the second quarter of 2009, compared to $3.1 million for the second quarter of 2008. Net loan charge-offs for Park’s Ohio-based banking divisions were $5.7 million, or an annualized 0.58% of average loans for the second quarter of 2009, compared to $3.6 million, or an annualized 0.39% of average loans for the second quarter of 2008.
The allowance for loan losses was $104.8 million, or 2.27% of outstanding loans at June 30, 2009, compared to $100.1 million or 2.23% of loans outstanding at December 31, 2008 and $86.0 million or 1.97% of loans outstanding at June 30, 2008.
Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $211.0 million, or 4.57% of total loans at June 30, 2009, compared to $167.8 million or 3.74% at December 31, 2008, and $113.5 million or 2.60% at June 30, 2008. Vision Bank had nonperforming loans of $122.0 million or 17.7% of total loans at June 30, 2009, compared to $94.7 million or 13.7% at December 31, 2008, and $59.5 million or 8.76% at June 30, 2008. Park’s Ohio-based banking divisions had nonperforming loans of $89.0 million or 2.26% of total loans at June 30, 2009, compared to $73.1 million or 1.9% at December 31, 2008, and $59.3 million or 1.46% at June 30, 2008.

Other real estate owned was $41.3 million at June 30, 2009, up from $25.8 million at December 31, 2008 and $19.6 million at June 30, 2008. Vision Bank had other real estate owned of $35.1 million at June 30, 2009, $19.7 million at December 31, 2008 and $12.8 million at June 30, 2008. Management expects that other real estate owned will continue to increase through the remainder of 2009 as management works to reduce nonperforming loans.
Our allowance for loan losses includes an allocation for loans specifically identified as impaired. At the end of the second quarter of 2009, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status, and totaled $184 million. The specific allowance for loan losses related to these loans was $13.6 million at June 30, 2009. At December 31, 2008, the impaired loan balance was $142.9 million, with a specific allowance for loan losses of $8.9 million. This specific reserve is based on management’s best estimate of the fair value of collateral securing these loans or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral and/or projected cash flows may be for amounts different from management’s estimates.
Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value. As of June 30, 2009, management has taken partial charge-offs of $33.5 million related to the $184 million of commercial loans considered to be impaired. Park’s management has been quick to recognize a charge-off on a problem loan; however, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature.
A significant portion of our allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” Special mention loans are loans that have potential weaknesses that may result in loss exposure to Park. Substandard loans are those that exhibit a well defined weakness; one that might jeopardize repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Our loss experience within special mention and substandard categories of loans for the past five years has been 1.87% and 5.49%, respectively, of the principal balance of these loans. However, given the challenging economic conditions and because our loss experience on these loans has been increasing, management has allocated 5.20% and 14.25%, respectively, of the principal balance of these loans in the allowance for loan losses at June 30, 2009, a slight increase from the allocation at December 31, 2008 when management allocated 5.12% and 14.00%, respectively. This equated to an allocation of approximately $11.9 million and $13.2 million, respectively, at June 30, 2009, and an allocation of $8.6 million and $10.4 million, respectively, at December 31, 2008, to special mention and substandard loans. Management is working to address weaknesses in each of these loan categories that may result in loss. Actual loss experience may be more or less than the amount allocated.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that the loan loss provision for 2009 would be approximately $45 million and that the annualized net loan charge-off ratio would be approximately 1.00%. Based on the results for the first quarter of 2009, management updated the guidance in the Form 10-Q for the period ended March 31, 2009, indicating that the expected loan loss provision for 2009 would be between $45 and $55 million and that the annualized net loan charge-off percentage for 2009 would be between 1.00% to 1.20%. The actual results for the loan loss provision in the first six months of 2009 were slightly higher than management’s projection, at $28.1 million, while the annualized net loan charge-off ratio for the first six months of 2009 was within the projected range, at 1.03%. Park’s most recent projection indicates that the loan loss provision for 2009 will be $50 to $60 million and the annualized net loan charge-off percentage for 2009 will be 1.00% to 1.20%. Management expects a reduction in the annualized net loan charge-off percentage for Vision Bank for the last two quarters of 2009 and a slight increase in the net loan charge-off percentage for the Ohio-based divisions for the last six months of 2009. However, in referring to the table below which shows Park’s trends in problem loans, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision for 2009 will be understated.

The following table compares nonperforming assets at June 30, 2009, December 31, 2008 and June 30, 2008.

Nonperforming Assets	June 30,	December 31,	June 30,
(In Thousands)	2009	2008	2008
Nonaccrual Loans	$206,433	$159,512	$105,992
Renegotiated Loans	148	2,845	1,686
Loans Past Due 90 Days or More	4,417	5,421	5,795

Total Nonperforming Loans	$210,998	$167,778	$113,473

Other Real Estate Owned	41,279	25,848	19,620

Total Nonperforming Assets	$252,277	$193,626	$133,093

Percentage of Nonperforming Loans to Loans	4.57%	3.74%	2.60%
Percentage of Nonperforming Assets to Loans	5.46%	4.31%	3.03%
Percentage of Nonperforming Assets to Total Assets	3.60%	2.74%	1.95%
Total Other Income
Total other income exclusive of securities gains and losses increased by $1.2 million or 6.5% to $19.8 million for the quarter ended June 30, 2009, compared to $18.5 million for the second quarter of 2008. For the six months ended June 30, 2009, total other income decreased by $0.6 million or 1.5% to $39.0 million compared to $39.6 million for the same period in 2008.
The following table is a summary of the changes in the components of total other income.

(In Thousands)
	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2009	2008	Change			2009	2008	Change
Income from Fiduciary Activities	$3,140	$3,710	$	<570	>	$6,000	$7,283	$	<1,283	>
Service Charges on Deposits	5,432	6,067		<635	>	10,593	11,851		<1,258	>
Other Service Income	5,738	2,861		2,877		11,284	5,938		5,346
Other	5,447	5,905		<458	>	11,090	14,510		<3,420	>

Total Other Income	$19,757	$18,543		$1,214		$38,967	$39,582	$	<615	>

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, decreased by $0.6 million or 15.4% to $3.1 million for the quarter ended June 30, 2009 from $3.7 million for the same period in 2008. For the six months ended June 30, 2009, income from fiduciary activities decreased by $1.3 million or 17.6% to $6.0 million compared to $7.3 million in 2008. Fiduciary fees are generally charged based on the market value of customer accounts. Due to the large decrease in stock values over the past year, the market value for assets under management has decreased by 6.2% at June 30, 2009 compared to a year ago.
Service charges on deposits have decreased by $0.6 million to $5.4 million for the three month period ended June 30, 2009, compared to $6.1 million for the same period in 2008. Through the first six months of 2009, service charges declined $1.3 million to $10.6 million, compared to $11.9 million in 2008. This was primarily due to the decline in non-sufficient funds charges during 2009, which declined approximately $1.0 million in the first six months of 2009 compared to 2008.

Other service income increased by $2.9 million to $5.7 million for the three months ended June 30, 2009, compared to $2.9 million for the same period in 2008. For the six months ended June 30, 2009, other service income increased $5.3 million to $11.3 million, compared to $5.9 million in 2008. The increase is due to higher income from the origination and sale of fixed-rate residential mortgages into the secondary market, which increased by $3.2 million for the three months ended June 30, 2009 and $6.1 million for the first half of the 2009, compared to the same periods in 2008. Park originated $413 million in fixed rate residential mortgage loans during the first six months of 2009, compared to $107 million for the same period in 2008.
The subcategory called “Other” within “Total Other Income” decreased by $3.4 million to $11.1 million for the six month period ended June 30, 2009, compared to $14.5 million for the same period in 2008. This decline is primarily due to Park’s recognition of $3.1 million of other income as a result of Visa’s successful initial public offering in the first quarter of 2008.
The following table breaks out the change in total other income between Park’s Ohio-based divisions and Vision Bank.

Changes in Other Income
(In Thousands)
	Three Months Ended							Six Months Ended
	June 30, 2009							June 30, 2009
	Ohio-Based		Vision					Ohio-Based			Vision
	Other Income		Bank		Total			Other Income			Bank		Total
Income from Fiduciary Activities	$ <598	>	$28		$	<570	>	$	<1,310	>	$27		$	<1,283	>
Service Charges on Deposits	<495	>	<140	>		<635	>		<975	>	<283	>		<1,258	>
Other Service Income	2,543		334			2,877			4,826		520			5,346
Other	<160	>	<298	>		<458	>		<3,067	>	<353	>		<3,420	>

Total	$1,290		$ <76	>		$1,214		$	<526	>	$ <89	>	$	<615	>

Management provided guidance in Park’s 2008 Annual Report to Shareholders that total other income would be approximately $75 million for 2009. Based on the most recent projections, management believes that total other income will be between $72 million and $74 million for 2009. The decline in service charges and fiduciary income are key factors in this reduction from management’s original projection.
Gain on Sale of Securities
During the second quarter of 2009, Park realized a gain of $7.3 million from the sale of $197 million of U.S. Agency mortgage-backed securities. The book yield on the sold securities was 4.70%. There have been no other securities sales in the first half of 2009. The proceeds from the sale of the investment securities were generally reinvested in U.S. Agency issued callable notes. During the first six months of 2008, Park sold $80 million of U.S. Governmental Agency securities, which resulted in gains of $0.9 million.

Total Other Expense
The following table is a summary of the changes in the components of total other expense.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In Thousands)	2009	2008	Change		2009	2008	Change
Salaries and Employee Benefits	$25,334	$24,486	$848		$50,821	$49,157	$1,664
Net Occupancy Expense	2,882	2,883	<1	>	6,040	5,908	132
Furniture and Equipment Expense	2,498	2,576	<78	>	4,876	4,893	<17	>
Data Processing Fees	1,459	1,895	<436	>	2,806	3,651	<845	>
Professional Fees and Services	3,605	2,837	768		6,826	5,689	1,137
Amortization of Intangibles	937	1,007	<70	>	1,873	2,013	<140	>
Marketing	939	1,130	<191	>	1,850	2,128	<278	>
Insurance	5,840	423	5,417		7,443	860	6,583
Postage and Telephone	1,619	1,811	<192	>	3,531	3,696	<165	>
State Taxes	949	705	244		1,890	1,469	421
Other	4,089	4,680	<591	>	8,057	8,246	<189	>

Total Other Expense	$50,151	$44,433	$5,718		$96,013	$87,710	$8,303

The $5.7 million increase for the three months ended June 30, 2009 reflected:
•	$5.4 million increase in insurance expense, primarily due to increased FDIC premiums, including the special FDIC assessment of $3.3 million which was accrued during the second quarter.

•	$0.8 million increase in salaries and employee benefits, largely due to an increase in defined benefit pension plan expenses for the quarter.

•	$0.8 million increase in professional fees and services.
Partially offset by:
•	$0.4 million decline in data processing fees.
The $8.3 million increase for the six months ended June 30, 2009 reflected:
•	$6.6 million increase in insurance expense, primarily due to increased FDIC premiums, including the special FDIC assessment.

•	$1.7 million increase in salaries and employee benefits, due to an increase in defined benefit pension plan expense. Management expects that pension plan expenses will be approximately $3.0 million higher for the year ending December 31, 2009 compared to the same period in 2008.

•	$1.1 million increase in professional fees and services.
Partially offset by:
•	$0.8 million decline in data processing fees.

The following table breaks out the change in total other expense between Park’s Ohio-based banking divisions and Vision Bank.

	Three Months Ended						Six Months Ended
	June 30, 2009						June 30, 2009
Change in Total Other Expense	Ohio-Based		Vision				Ohio-Based		Vision
(In Thousands)	Other Expense		Bank		Total		Other Expense		Bank		Total
Salaries and Employee Benefits	$985		$ <137	>	$848		$1,897		$ <233	>	$1,664
Net Occupancy Expense	<37	>	36		<1	>	<8	>	140		132
Furniture and Equipment Expense	<24	>	<54	>	<78	>	98		<115	>	<17	>
Data Processing Fees	<440	>	4		<436	>	<787	>	<58	>	<845	>
Professional Fees and Services	749		19		768		1,140		<3	>	1,137
Amortization of Intangibles	<70	>	—		<70	>	<140	>	—		<140	>
Marketing	<151	>	<40	>	<191	>	<189	>	<89	>	<278	>
Insurance	4,742		675		5,417		5,774		809		6,583
Postage and Telephone	<139	>	<53	>	<192	>	<58	>	<107	>	<165	>
State Taxes	259		<15	>	244		454		<33	>	421
Other	<400	>	<191	>	<591	>	<352	>	163		<189	>

Total Other Expense	$5,474		$244		$5,718		$7,829		$474		$8,303

Park’s management continues to focus on controlling expenses during 2009. For the first six months of 2009, Vision Bank has done an excellent job of controlling expenses, with the only increase of note being FDIC insurance premiums, which have increased throughout the banking industry. The number of full-time equivalent (“FTE”) employees for Park was 2,074 at June 30, 2009 compared to 2,069 at June 30, 2008, which is an increase of 5 FTE employees. Vision Bank had an increase in FTE employees of 1 employee, to 212 at June 30, 2009, compared to 211 at June 30, 2008. Park’s Ohio-based banking divisions had an increase in FTE employees of 4 employees, to 1,862 at June 30, 2009, from 1,858 at June 30, 2008. At December 31, 2006, the Ohio-based banking divisions had 1,879 total FTE employees. On a “like-kind basis” (or same-store), management has reduced FTE employees for those affiliates, branches, and departments by 44 FTE employees by June 30, 2009. This decrease is a result of continued focus on efficiency, process improvement and centralization. All of Park’s Ohio-based banks were merged into one charter by September 30, 2008 and management continues to work to centralize processes. Project EPS, which includes consolidating all of Park’s Ohio-based banking divisions into one common core operating system is expected to be completed by December 31, 2009.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that total other expense would be approximately $184 million for 2009. Management updated this guidance in the 2009 first quarter with an estimate of approximately $188 million, which included the inclusion of an estimated $4.0 million FDIC special assessment. Management now projects that other expense will be approximately $192 million for the 2009 year, based on the inclusion of a projected second FDIC special assessment of $4.0 million during the fourth quarter of 2009.
Income Tax
Federal income tax expense was $8.3 million for the quarter ended June 30, 2009 and state income tax was a benefit of $0.5 million. For the first six months of 2009, federal income tax expense was $16.6 million and the state income tax was a benefit of $0.9 million. Vision Bank is subject to state income tax in the states of Alabama and Florida. State income tax was a benefit for both the three and six month periods ended June 30, 2009 because Vision Bank had a loss for those periods. Park and its Ohio-based banking divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.
Federal income tax was $6.8 million for the second quarter of 2008 and state income tax was a benefit of $0.2 million. For the fist six months of 2008, federal income tax was $16.1 million and state income tax was a benefit of $0.7 million.

Federal income tax as a percentage of income before taxes was 28.6% for the second quarter of 2009, compared to 27.9% for the second quarter of 2008. For the first six months of 2009, the federal effective tax rate was 28.3%, compared to 28.5% for the same period in 2008. The federal effective tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that the federal effective income tax rate for 2008 will be approximately 29.0%. Management now believes that the effective tax rate for 2009 will be approximately 28.7%.
Comparison of Financial Condition
At June 30, 2009 and December 31, 2008
Changes in Financial Condition and Liquidity
Total assets remained fairly stable, decreasing by $63 million, or 0.9% to $7,008 million at June 30, 2009, compared to $7,071 million at December 31, 2008. Contributing to this decrease were available-for-sale securities and cash and cash equivalents, which decreased by $169 million and $40 million, respectively. These decreases were partially offset by an increase of $129 million in loans.
Total investment securities (including interest bearing deposits) decreased by $145 million to $1,914 million at June 30, 2009, compared to $2,059 million at December 31, 2008. During the first half of 2009, Park’s management purchased approximately $337.5 million of taxable investment securities. These consist of $300 million in callable U.S. Government agency securities yielding 4.58% and $37.5 million in U.S. Government Agency Collateralized Mortgage Obligations (CMO’s) yielding 4.59%. During the first six months of 2009, Park had repayments of investment securities of $283 million. Additionally, $197 million of U.S. Government Agency mortgage-backed securities were sold during the second quarter of 2009. Management expects the investment portfolio will decrease as a result of pay-downs during the third and fourth quarters of 2009.
Loan balances have increased by $129 million to $4,620 million at June 30, 2009, compared to $4,491 million at December 31, 2008. During the first six months of 2009, Park’s Ohio-based banking divisions had loan growth of approximately $133 million to $3,934 million at June 30, 2009, from $3,801 million at December 31, 2008.
Total liabilities decreased by $86 million during the first six months of 2009 to $6,342 million at June 30, 2009, from $6,428 million at December 31, 2008. Total deposits increased by $292 million during the first half of 2009, which was more than offset by a decrease in total borrowings of $374 million during the six months ended June 30, 2009.
Total deposits increased by $291 million to $5,053 million at June 30, 2009, from $4,762 million at December 31, 2008. The Ohio-based banking divisions had an increase in total deposits of $221 million to $4,346 million at June 30, 2009 and Vision Bank had an increase of $71 million to $708 million at June 30, 2009. During the first half of 2009, customer CDARS and CD accounts increased by $140 million and $128 million, respectively, which were offset by a decrease in brokered deposits of $105 million. Additionally, savings accounts increased by $144 million, offset by a decline in transaction accounts (NOW and money markets) of $49 million.
Total borrowings decreased during the first half of 2009 by $374 million to $1,181 million from $1,555 million at December 31, 2008 due to declines in short-term borrowings of $201 million and long-term borrowings of $173 million during the six months ended June 30, 2009.

Total stockholders’ equity increased by $22 million to $665 million at June 30, 2009 from $643 million at December 31, 2008. Retained earnings increased by $7.5 million during the six months ended June 30, 2009 due to: net income of $42.7 million, offset by the declaration of common stock dividends of $26.3 million, the retained earnings impact of the reissuance of common stock from treasury shares held of $6 million, and preferred stock dividends and accretion of discount on the warrant of $2.9 million. Treasury stock at cost decreased by $16.6 million to <$191.1> million at June 30, 2009 from <$207.7> million at December 31, 2008. The change in treasury shares represents the common shares sold, at a weighted average cost per share of $90.38, through Park’s distribution agreement with Sandler O’Neill. Accumulated other comprehensive income decreased by $2 million to $8.6 million at June 30, 2009 from $10.6 million at December 31, 2008. This decrease was due to unrealized net holding losses on available for sale securities of $2.3 million, net of taxes, during the six month period, which was partially offset by an increase of $0.3 million related to the adjustment to record the unrealized net holding gain, net of taxes, for cash flow hedges.
Increases or decreases in the investment securities portfolio, short-term borrowings and long-term debt are greatly dependent upon the growth in loans and deposits. The primary objective of management is to grow loan and deposit totals. To the extent that management is unable to grow loan totals at a desired growth rate, additional investment securities may be acquired. Likewise, both short-term borrowings and long-term debt are utilized to fund the growth in earning assets if the growth in deposits and cash flow from operations are not sufficient to do so.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.9% at June 30, 2009, compared to 63.5% at December 31, 2008 and 64.0% at June 30, 2008. Cash and cash equivalents were $131 million at June 30, 2009, compared to $171.3 million at December 31, 2008 and $194.6 million at June 30, 2008. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at June 30, 2009 was $665 million, or 9.5% of total assets, compared to $643 million or 9.1% of total assets at December 31, 2008 and $578 million or 8.5% of total assets at June 30, 2008. Common equity, which is stockholders’ equity excluding the preferred stock, was $569 million at June 30, 2009, or 8.1% of total assets, compared to $547 million or 7.7% of total assets at December 31, 2008.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.43% at June 30, 2009 and 8.36% at December 31, 2008. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 11.71% at June 30, 2009 and 11.69% at December 31, 2008. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 13.43% at June 30, 2009 and 13.47% December 31, 2008.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2009. The following table indicates the capital ratios for each subsidiary and Park at June 30, 2009.

		Tier 1	Total
	Leverage	Risk Based	Risk-Based
The Park National Bank	5.98%	8.58%	10.74%
Vision Bank	10.79%	13.61%	14.90%
Park National Corporation	8.43%	11.71%	13.43%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2008 Annual Report to Shareholders (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2008. There were no significant changes in contractual obligations and commitments during the first six months of 2009.
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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	June 30, 2009	December 31, 2008
Loan Commitments	$1,054,863	$1,143,280
Standby Letters of Credit	36,106	25,353
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 41 and 42 of Park’s 2008 Annual Report to Shareholders, which is incorporated by reference into Park’s 2008 Form 10-K.
On page 41 (Table 10) of Park’s 2008 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $162.4 million or 2.47% of interest earning assets at December 31, 2008. At June 30, 2009, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $293.1 million or 4.50% of interest earning assets. Park’s twelve-month cumulative rate sensitivity gap continues to be relatively balanced and stable.

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
On page 42 of Park’s 2008 Annual Report to Shareholders, management reported that at December 31, 2008, the earnings simulation model projected that net income would increase by 0.6% using a rising interest rate scenario and decrease by 3.3% using a declining interest rate scenario over the next year. At June 30, 2009, the earnings simulation model projected that net income would increase by 2.43% using a rising interest rate scenario and decrease by 4.07% using a declining interest rate scenario. At June 30, 2009, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.
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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a — 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio or in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant continued decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.
As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida markets in which we operate. For the first six months of 2009, Vision Bank has experienced $14.0 million in net loan charge-offs, or an annualized 4.04% of average loans. For the first six months of 2008, the net loan charge-offs for Vision Bank were $16.3 million, or an annualized 4.92% of average loans. The loan loss provision for Vision Bank was $18.4 million for the six months ended June 30, 2009. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $211.0 million or 4.57% of loans at June 30, 2009, $167.8 million or 3.74% of loans at December 31, 2008, $113.5 million or 2.60% of loans at June 30, 2008 and $108.5 million or 2.57% of loans at December 31, 2007. At June 30, 2009 Vision Bank had non-performing loans of $122.0 million or 17.77% of loans compared to $94.7 million or 13.7% of loans at December 31, 2008 and $59.5 million or 8.76% of loans at June 30, 2008. While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future. For the first six months ended June 30, 2009, Vision Bank had a net loss of $10.6 million and Park contributed capital of $23.0 million to Vision Bank. Given the current economic environment in Vision Bank’s market, Park intends to maintain the leverage ratio at Vision Bank at 10% and to maintain the total risk-based capital ratio at 14%. It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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
The Emergency Economic Stabilization Act of 2008 (the “EESA”) instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amends the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.
The HFSTHA also increases the borrowing authority of the FDIC from $30.0 million to $100.0 million to help fund the increased deposit insurance resolution costs. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which will be collected on September 30, 2009. Park’s management determined that this special assessment as applied to Park was approximately $3.3 million as of June 30, 2009. The FDIC further decided on May 22, 2009 that it could impose a similar assessment for each of the third and fourth quarters of 2009. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.
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

Because of our participation in the Capital Purchase Program, we are subject to several restrictions including restrictions on our ability to declare or pay dividends and repurchase our shares and restrictions on compensation paid to our executive officers and certain other most highly-compensated employees.
Park is a participant in the Capital Purchase Program. The Capital Purchase Program is a component program of the Troubled Assets Relief Program (“TARP”) established by the United States Department of the Treasury (the “U.S. Treasury”) pursuant to the Emergency Economic Stabilization Act of 2008 (“EESA”). To finalize Park’s participation in the Capital Purchase Program, Park and the U.S. Treasury entered into a Letter Agreement and related Securities Purchase Agreement — Standard Terms attached thereto, on December 23, 2008 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 Fixed Rate Cumulative Perpetual Preferred Shares, Series A (the “Series A Preferred Shares”) and (ii) a warrant to purchase 227,376 Park common shares (the “Warrant”), for an aggregate purchase price of $100.0 million in cash. The Securities Purchase Agreement limits our ability to declare or pay dividends on any of our shares. Specifically, we are unable to declare dividend payments on common shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares. Further, we are not permitted to increase dividends on our common shares above the amount of the last quarterly cash dividend per common share declared prior to October 14, 2008 ($0.94 per common share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. In addition, our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any share repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and certain other limited circumstances specified in our Articles of Incorporation) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, common shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends.
As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the standards established by the Secretary of the Treasury under the ARRA, for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “TARP Period”). On June 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Park, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by: (a) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (b) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (c) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from the Company or due to a change in control of the Company, except for payments for services performed or benefits accrued; (d) requiring the Company to “clawback” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (e) prohibiting the Company from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees; (f) prohibiting the Company from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company; (g) prohibiting the Company from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our next 20 most highly-compensated employees; and (h) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our next 20 most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also require that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2009. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

		Average Price	Total Number of Common	Maximum Number of
	Total Number of	Paid Per	Shares Purchased as Part of	Common Shares that May
	Common Shares	Common	Publicly Announced Plans	Yet be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs (1)
April 1 thru April 30, 2009	—	—	—	1,538,227
May 1 thru May 31, 2009	—	—	—	1,528,665
June 1 thru June 30, 2009	—	—	—	1,527,826
Total	—	—	—	1,527,826

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of one million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At June 30, 2009, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No common shares have been purchased under this authorization in 2008 or 2009.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2009, incentive stock options covering 270,893 common shares were outstanding and 1,229,107 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of June 30, 2009, incentive stock options covering 43,806 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering an aggregate of 314,699 common shares were outstanding as of June 30, 2009 and 1,229,107 common shares were available for future grants under the 2005 Plan. With 1,008,154 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at June 30, 2009, an additional 535,652 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
(a), (b) Not applicable.
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
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder [NOTE: Supersedes Letter Agreement, dated December 19, 2008, between Park National Corporation and C. Daniel DeLawder, which was previously filed as Exhibit 10.2.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 23, 2008 (File No. 1-13006) (“Park’s December 23, 2008 Form 8-K”)] (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed July 20, 2009 (File No. 1-13006)(“Park’s July 20, 2009 Form 8-K”))

10.2		Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman [NOTE:

Supersedes Letter Agreement, dated December 19, 2008, between Park National Corporation and David L. Trautman, which was previously filed as Exhibit 10.2.2 to Park’s December 23, 2008 Form 8-K] (Incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.3
Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak [NOTE: Supersedes Letter Agreement, dated December 19, 2008, between Park National Corporation and John W. Kozak, which was previously filed as Exhibit 10.2.3 to Park’s December 23, 2008 Form 8-K] (Incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

12	Computation of Ratios (filed herewith)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)

99.1
Distribution Agreement, dated May 27, 2009, among Park National Corporation, The Park National Bank, and Sandler O’Neill & Partners, L.P. (Incorporated herein by reference to Exhibit 99.1 to Park National Corporation’s Current Report on Form 8-K dated and filed May 27, 2009 (File No. 1-13006))

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: July 24, 2009	/s/ C. Daniel DeLawder C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: July 24, 2009	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratios (filed herewith)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)