Form 10-Q
period 2009-09-30
PARK NATIONAL CORP /OH/
filed 2009-10-26
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐       No ☑
14,259,971 Common shares, no par value per share, outstanding at October 24, 2009.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(dollars in thousands, except per share data)

	September 30,	December 31,
	2009	2008

Assets:
Cash and due from banks	$127,079	$150,298

Money market instruments	10,583	20,963

Cash and cash equivalents	137,662	171,261

Interest bearing deposits	1	1

Securities available-for-sale, at fair value (amortized cost of $1,294,092 and $1,513,223 at September 30, 2009 and December 31, 2008)	1,356,971	1,561,896

Securities held-to-maturity, at amortized cost (fair value of $465,903 and $433,435 at September 30, 2009 and December 31, 2008)	448,062	428,350

Other investment securities	68,919	68,805

Loans	4,615,101	4,491,337

Allowance for loan losses	(110,040)	(100,088)

Net loans	4,505,061	4,391,249

Bank premises and equipment, net	67,194	68,553

Bank owned life insurance	136,555	132,916

Goodwill and other intangible assets	82,735	85,545

Other real estate owned	47,015	25,848

Mortgage loan servicing rights	10,543	8,306

Accrued income and other assets	109,960	127,990

Total assets	$6,970,678	$7,070,720

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest bearing	$817,897	$782,625

Interest bearing	4,297,079	3,979,125

Total deposits	5,114,976	4,761,750

Short-term borrowings	345,167	659,196

Long-term debt	681,590	855,558

Subordinated debentures	40,000	40,000

Accrued expenses and other liabilities	101,618	111,553

Total liabilities	6,283,351	6,428,057

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock (200,000 shares authorized at September 30, 2009 and December 31, 2008; 100,000 shares issued at September 30, 2009 and December 31, 2008 with $1,000 per share liquidation preference)	96,292	95,721

Common stock (No par value; 20,000,000 shares authorized; 16,151,123 shares issued at September 30, 2009 and 16,151,151 shares issued at December 31, 2008)	301,209	301,210

Common stock warrant	4,297	4,297

Retained earnings	447,122	438,504

Treasury stock (1,891,152 shares at September 30, 2009 and 2,179,424 shares at December 31, 2008)	(181,611)	(207,665)

Accumulated other comprehensive income, net of taxes	20,018	10,596

Total stockholders’ equity	687,327	642,663

Total liabilities and stockholders’ equity	$6,970,678	$7,070,720

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest and dividend income:

Interest and fees on loans	$69,339	$75,167	$206,923	$229,109

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	22,204	22,204	69,233	65,538

Obligations of states and political subdivisions	316	488	1,131	1,707

Other interest income	9	88	38	262

Total interest and dividend income	91,868	97,947	277,325	296,616

Interest expense:

Interest on deposits:
Demand and savings deposits	2,768	5,573	8,482	18,266

Time deposits	13,362	15,527	41,536	51,344

Interest on borrowings:
Short-term borrowings	688	3,265	2,685	12,097

Long-term debt	6,588	8,354	19,933	23,871

Total interest expense	23,406	32,719	72,636	105,578

Net interest income	68,462	65,228	204,689	191,038

Provision for loan losses	14,958	15,906	43,101	37,869

Net interest income after provision for loan losses	53,504	49,322	161,588	153,169

Other income:
Income from fiduciary activities	3,071	3,356	9,071	10,639

Service charges on deposit accounts	5,788	6,434	16,381	18,285

Other service income	3,895	2,361	15,179	8,299

Other	5,411	4,937	16,501	19,447

Total other income	18,165	17,088	57,132	56,670

Gain on sale of securities	—	—	7,340	896
Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Other expense:

Salaries and employee benefits	$25,589	$25,105	$76,410	$74,262

Occupancy expense	2,772	2,850	8,812	8,758

Furniture and equipment expense	2,463	2,412	7,339	7,305

Goodwill impairment charge	—	54,986	—	54,986

Other expense	15,228	14,126	49,504	41,878

Total other expense	46,052	99,479	142,065	187,189

Income (loss) before income taxes	25,617	(33,069)	83,995	23,546

Income taxes	6,418	5,343	22,099	20,789

Net income (loss)	$19,199	$(38,412)	$61,896	$2,757

Preferred stock dividends and accretion	1,440	—	4,321	—

Income (loss) available to common shareholders	$17,759	$(38,412)	$57,575	$2,757

Per Common Share:

Income (loss) available to common shareholders
Basic	$1.25	$(2.75)	$4.10	$0.20

Diluted	$1.25	$(2.75)	$4.10	$0.20

Weighted average common shares outstanding
Basic	14,193,411	13,964,549	14,055,580	13,964,561

Diluted	14,193,411	13,964,549	14,055,580	13,964,561

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited)
(dollars in thousands, except share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2009 and 2008	Stock	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2007	$0	$301,213	$489,511	$(208,104)	$(2,608)

Net Income			2,757			$2,757

Other comprehensive income (loss), net of tax:
Unrealized net holding loss on cash flow hedge, net of taxes ($23)					(42)	(42)

Unrealized net holding loss on securities available-for-sale, net of taxes ($937)					(1,740)	(1,740)

Total comprehensive income						$975

Cash dividends on common stock at $2.82 per share			(39,335)

Cash payment for fractional shares in dividend reinvestment plan		(2)

Cumulative effect of new accounting pronouncement pertaining to endorsement split-dollar life insurance			(11,634)

SFAS No.158 measurement date adjustment, net of taxes ($178)			(331)

BALANCE AT SEPTEMBER 30, 2008	$0	$301,211	$440,968	$(208,104)	$(4,390)

BALANCE AT DECEMBER 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596

Net Income			61,896			$61,896

Other comprehensive income, net of tax:
Unrealized net holding gain on cash flow hedge, net of taxes $102					188	188

Unrealized net holding gain on securities available-for-sale, net of taxes $4,972					9,234	9,234

Total comprehensive income						$71,318

Cash dividends on common stock at $2.82 per share			(39,573)

Cash payment for fractional shares in dividend reinvestment plan		(1)

Reissuance of common stock from treasury shares held			(9,384)	26,054

Accretion of discount on preferred stock	571		(571)

Preferred stock dividends			(3,750)

BALANCE AT SEPTEMBER 30, 2009	$96,292	$305,506	$447,122	$(181,611)	$20,018

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:

Net income	$61,896	$2,757

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,161	263

Provision for loan losses	43,101	37,869

Other-than-temporary impairment on investment securities	613	774

Stock dividends on Federal Home Loan Bank stock	—	(2,269)

Goodwill impairment charge	—	54,986

Amortization of core deposit intangibles	2,810	3,019

Realized net investment security gains	(7,340)	(896)

Changes in assets and liabilities:
Increase in other assets	(13,985)	(9,617)

(Decrease) increase in other liabilities	(10,275)	166

Net cash provided by operating activities	78,981	87,052

Investing activities:

Proceeds from sales of available-for-sale securities	204,304	80,894

Proceeds from maturity of:
Available-for-sale securities	363,547	245,560

Held-to-maturity securities	29,876	5,829

Purchases of:
Available-for-sale securities	(339,895)	(355,612)

Held-to-maturity securities	(49,586)	(76,705)

Net increase in other investments	(114)	(3,370)

Net increase in loans	(155,473)	(274,177)

Purchases of bank owned life insurance, net	—	(8,107)

Purchases of premises and equipment, net	(4,342)	(8,571)

Net cash provided by (used for) investing activities	48,317	(394,259)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Financing activities:

Net increase in deposits	$353,226	$335,270

Net decrease in short-term borrowings	(314,029)	(179,012)

Proceeds from issuance of long-term debt	60,100	390,100

Repayment of long-term debt	(234,068)	(196,069)

Cash payment for fractional shares in dividend reinvestment plan	(1)	(2)

Proceeds from reissuance of common stock from treasury shares held	16,670	—

Cash dividends paid on common stock and preferred stock	(42,795)	(52,508)

Net cash (used for) provided by financing activities	(160,897)	297,779

Decrease in cash and cash equivalents	(33,599)	(9,428)

Cash and cash equivalents at beginning of year	171,261	193,397

Cash and cash equivalents at end of period	$137,662	$183,969

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$73,869	$108,315

Income taxes	$20,600	$25,220

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
Note 1 — Basis of Presentation
The accompanying unaudited consolidated condensed financial statements included in this report have been prepared by Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and all of its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2009.
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
Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2008 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date through October 26, 2009 (the financial statement issuance date), determining no events require additional disclosure in these consolidated condensed financial statements.
Note 2 — Recent Accounting Pronouncements
Adoption of New Accounting Pronouncements:
Accounting for Business Combinations: Park adopted new guidance impacting Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (SFAS 141(R), “Business Combinations”), on January 1, 2009. This guidance was issued with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance does not apply to combinations between entities under common control. The Company’s adoption of the new guidance had no impact on Park’s financial statements and applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
Noncontrolling Interests in Consolidated Financial Statements: Park adopted new guidance impacting FASB ASC 810-10, Consolidation (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009. A noncontrolling interest, also known as a “minority interest,” is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This guidance was issued with the objective to improve upon the consistency of financial information that a company provides in its consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on Park’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: Park adopted new guidance impacting FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”), on January 1, 2009. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of the new guidance did not have a material impact on Park’s consolidated financial statements.
Subsequent Events: Park adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of this guidance did not have a material impact on Park’s consolidated financial statements.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of the new guidance, did not have a material impact on Park’s consolidated financial statements. See Note 14 — Fair Value for disclosures required by this new guidance.
Interim Disclosures about Fair Value of Financial Instruments: Park adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of the new guidance did not have a material impact on Park’s consolidated financial statements. See Note 14 — Fair Value for disclosures required by this new guidance.
Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of the new guidance did not have a material impact on Park’s consolidated financial statements as Park has not experienced other-than-temporary impairment within its debt securities portfolio.
Recently Issued but not yet Effective Accounting Pronouncements:
Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for Park this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for Park, this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.
Note 3 — Goodwill and Intangible Assets
The following table shows the activity in goodwill and core deposit intangibles for the first nine months of 2009.

		Core Deposit
(In Thousands)	Goodwill	Intangibles	Total
December 31, 2008	$72,334	$13,211	$85,545
Amortization	—	(2,810)	(2,810)

September 30, 2009	$72,334	$10,401	$82,735

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $0.9 million for the fourth quarter of 2009.
Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

Annual
(In Thousands)	Amortization
2009	$3,746
2010	3,422
2011	2,677
2012	2,677
2013	689

Total	$13,211

Note 4 — Loans and Allowance for Loan Losses
The composition of the loan portfolio was as follows at the dates shown:

	September 30,	December 31,
(In Thousands)	2009	2008
Commercial, Financial and Agricultural	$719,369	$714,296
Real Estate:
Construction	506,777	533,788
Residential	1,532,859	1,560,198
Commercial	1,141,209	1,035,725
Consumer	711,337	643,507
Leases	3,550	3,823

Total Loans	$4,615,101	$4,491,337

Nonperforming loans are summarized as follows:

	September 30,	December 31,
(In Thousands)	2009	2008
Impaired Loans
Nonaccrual	$179,377	$140,097
Restructured	148	2,845

Total Impaired Loans	179,525	142,942
Other Nonaccrual Loans	27,687	19,415

Total Nonaccrual and Restructured Loans	$207,212	$162,357

Loans Past Due 90 Days or More and Accruing	4,849	5,421

Total Nonperforming Loans	$212,061	$167,778

The allowance for loan losses, specifically related to impaired loans at September 30, 2009 and December 31, 2008, was $21.1 million and $8.9 million, respectively.
The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within the critical accounting policy discussion in Park’s 2008 Annual Report to Shareholders.

The following table shows the activity in the allowance for loan losses for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009	2008	2009	2008
Average Loans	$4,610,716	$4,409,188	$4,582,037	$4,317,204

Allowance for Loan Losses:
Beginning Balance	$104,804	$86,045	$100,088	$87,102

Charge-Offs:
Commercial, Financial and Agricultural	2,066	825	7,157	2,050
Real Estate — Construction	3,677	7,630	12,613	19,924
Real Estate — Residential	1,720	2,326	6,923	7,991
Real Estate — Commercial	1,791	630	3,258	2,811
Consumer	2,324	2,516	8,318	7,196
Lease Financing	—	—	9	4

Total Charge-Offs	11,578	13,927	38,278	39,976

Recoveries:
Commercial, Financial and Agricultural	235	203	795	612
Real Estate — Construction	557	12	1,079	62
Real Estate — Residential	411	268	1,126	548
Real Estate — Commercial	291	48	583	350
Consumer	361	639	1,543	2,611
Lease Financing	1	1	3	17

Total Recoveries	1,856	1,171	5,129	4,200

Net Charge-Offs	9,722	12,756	33,149	35,776

Provision for Loan Losses	14,958	15,906	43,101	37,869

Ending Balance	$110,040	$89,195	$110,040	$89,195

Annualized Ratio of Net Charge-Offs to Average Loans	0.84%	1.15%	0.97%	1.11%
Ratio of Allowance for Loan Losses to End of Period Loans	2.38%	2.00%	2.38%	2.00%

Note 5 — Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(Dollars in Thousands, Except Per Share Data)	2009	2008			2009	2008
Numerator:
Income (Loss) Available to Common Shareholders	$17,759	$	<38,412	>	$57,575	$2,757
Denominator:
Denominator for Basic Earnings (Loss) Per Share (Weighted Average Common Shares Outstanding)	14,193,411		13,964,549		14,055,580	13,964,561
Effect of Dilutive Securities	—		—		—	—
Denominator for Diluted Earnings Per Share (Weighted Average Common Shares Outstanding Adjusted for the Dilutive Securities)	14,193,411		13,964,549		14,055,580	13,964,561
Earnings (Loss) Per Common Share:
Basic Earnings (Loss) Per Common Share	$1.25	$	<2.75	>	$4.10	$0.20
Diluted Earnings (Loss) Per Common Share	$1.25	$	<2.75	>	$4.10	$0.20
For the three and nine month periods ended September 30, 2009, options to purchase a weighted average 305,292 and 375,768 common shares, respectively, were outstanding under Park’s stock option plans. Additionally, a warrant to purchase 227,376 common shares was outstanding at September 30, 2009, related to our participation in the U.S. Treasury Capital Purchase Program (“CPP”). For the three and nine month periods ended September 30, 2008, options to purchase a weighted average 474,608 and 519,082 common shares, respectively, were outstanding under Park’s stock option plans. The common shares represented by the options and the warrant for the three and nine month periods ended September 30, 2009, totaling 532,668 and 603,144, respectively, and the common shares represented by the options for the three and nine month periods ended September 30, 2008, totaling 474,608 and 519,082, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.
Note 6 — Segment Information
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (headquartered in Panama City, Florida) (“VIS”). Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two operating segments, as: (i) there are two separate and distinct geographic markets in which Park operates, (ii) discrete financial information is available for each operating segment and (iii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision maker.

Operating Results for the Three Months Ended September 30, 2009
(In Thousands)

	PNB	VIS		All Other	Total
Net Interest Income	$59,396	$6,017		$3,049	$68,462
Provision for Loan Losses	4,433	10,030		495	14,958
Other Income and Security Gains	17,820	263		82	18,165
Other Expense	36,270	6,926		2,856	46,052
Net Income (Loss)	25,087	<6,570	>	682	19,199

Balances at September 30, 2009
Assets	$6,075,863	$874,069		$20,746	$6,970,678
Operating Results for the Three Months Ended September 30, 2008
(In Thousands)

	PNB	VIS		All Other			Total
Net Interest Income	$56,096	$6,928			$2,204		$65,228
Provision for Loan Losses	3,988	11,474			444		15,906
Other Income and Security Gains	16,940	48			100		17,088
Goodwill Impairment	—	54,986			—		54,986
Other Expense	34,575	6,383			3,535		44,493
Net Income (Loss)	23,099	<61,682	>		171		<38,412	>

Balances at September 30, 2008
Assets	$5,966,890	$870,148		$	<37,305	>	$6,799,733
Operating Results for the Nine Months Ended September 30, 2009
(In Thousands)

	PNB	VIS		All Other	Total
Net Interest Income	$176,568	$19,307		$8,814	$204,689
Provision for Loan Losses	13,113	28,430		1,558	43,101
Other Income and Security Gains	62,162	2,060		250	64,472
Other Expense	111,861	20,838		9,366	142,065
Net Income (Loss)	77,475	<17,145	>	1,566	61,896
Operating Results for the Nine Months Ended September 30, 2008
(In Thousands)

	PNB	VIS		All Other	Total
Net Interest Income	$163,672	$20,609		$6,757	$191,038
Provision for Loan Losses	8,752	27,729		1,388	37,869
Other Income and Security Gains	54,983	2,172		411	57,566
Goodwill Impairment	—	54,986		—	54,986
Other Expense	101,810	19,821		10,572	132,203
Net Income (Loss)	72,276	<70,216	>	697	2,757
The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and nine month periods ended September 30, 2009 and 2008. The reconciling amounts for consolidated total assets for both the three and nine month periods ended September 30, 2009 and 2008, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 7 — Stock Option Plans
Park did not grant any stock options during the nine month periods ended September 30, 2009 and 2008. Additionally, no stock options vested during the first nine months of 2009 or 2008.
The following table summarizes stock option activity during the first nine months of 2009.

		Weighted
		Average Exercise
	Stock Options	Price Per Share
Outstanding at December 31, 2008	452,419	$102.33
Granted	—	—
Exercised	—	—
Forfeited/Expired	182,923	$107.29

Outstanding at September 30, 2009	269,496	$98.95

All of the stock options outstanding at September 30, 2009 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2009 was $0.
No stock options were exercised during the first nine months of 2009 or 2008. The weighted average contractual remaining term was 1.45 years for the stock options outstanding at September 30, 2009.
All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) are to be treasury shares. At September 30, 2009, incentive stock options (granted under both the 2005 Plan and the 1995 Plan) covering 269,474 common shares were outstanding. The remaining outstanding stock options at September 30, 2009, covering 22 common shares, were granted under a stock option plan (the “Security Plan”) assumed by Park in the acquisition of Security Banc Corporation in 2001. At September 30, 2009, Park held 1,008,681 treasury shares that are allocated for the stock option plans (including the Security Plan).
Note 8 — Mortgage Loans Held For Sale
Mortgage loans held for sale are carried at their fair value as of September 30, 2009 and at the lower of cost or fair value at December 31, 2008. Effective January 1, 2009, Park elected the fair value option of accounting for mortgage loans held for sale that were originated after January 1, 2009. At September 30, 2009, Park had approximately $12.0 million in mortgage loans held for sale, compared to $38.9 million at June 30, 2009, which represents a decline of $26.9 million during the third quarter of 2009. At December 31, 2008, Park had approximately $9.6 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets.

Note 9 — Investment Securities
The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. During 2008, management determined that Park’s unrealized losses in the stocks of several financial institutions were other-than-temporarily impaired due to the duration and severity of the losses. Therefore, Park recognized losses of $980 thousand during 2008. For the three months ended September 30, 2009, there were no investment securities impairments recognized. For the nine month period ended September 30, 2009, Park recognized impairment charges of $613 thousand, related to equity investments in several financial institutions. These impairment charges represented the difference between each investment’s cost and fair value. For the three and nine month periods ended September 30, 2008, impairment charges of $335 thousand and $774 thousand, respectively, were recorded.

(In Thousands)
		Gross	Gross
September 30, 2009		Unrealized	Unrealized	Estimated Fair
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Value
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$339,899	$2,636	$—	$342,535
Obligation of States and Political Subdivisions	20,271	661	—	20,932
U.S. Government Sponsored Entities’ Asset-Backed Securities	932,961	58,984	—	991,945
Equity Securities	961	640	42	1,559

Total	$1,294,092	$62,921	$42	$1,356,971

		Gross	Gross
September 30, 2009		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$5,077	$38	$—	$5,115
U.S. Government Sponsored Entities’ Asset-Backed Securities	442,985	17,803	—	460,788

Total	$448,062	$17,841	$—	$465,903

At September 30, 2009, gross unrealized holding losses were limited to $42 thousand of unrealized losses in equity securities. Management does not believe any of the unrealized losses at September 30, 2009 or December 31, 2008, represents other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
Securities with unrealized losses at September 30, 2009, were as follows:

(In thousands)	Less than 12 months		12 months or longer		Total
September 30, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available-for-Sale	Value	losses	Value	losses	Value	losses
Other equity securities	$—	$—	$216	$42	$216	$42

Investment securities at December 31, 2008, were as follows:

(In Thousands)
		Gross	Gross
December 31, 2008		Unrealized	Unrealized	Estimated
Securities Available-for-Sale	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of U.S. Treasury And Other U.S. Government Sponsored Entities	$127,628	$1,060	$—	$128,688
Obligation of States and Political Subdivisions	26,424	503	33	26,894
U.S. Government Sponsored Entities’ Asset-Backed Securities	1,357,710	47,050	229	1,404,531
Equity Securities	1,461	428	106	1,783

Total	$1,513,223	$49,041	$368	$1,561,896

		Gross	Gross
December 31, 2008		Unrecognized	Unrecognized	Estimated
Securities Held-to-Maturity	Amortized Cost	Holding Gains	Holding Losses	Fair Value
Obligations of States and Political Subdivisions	$10,294	$79	$—	$10,373
U.S. Government Sponsored Entities’ Asset-Backed Securities	418,056	5,035	29	423,062

Total	$428,350	$5,114	$29	$433,435

Securities with unrealized losses at December 31, 2008, were as follows:

(In thousands)	Less than 12 months		12 months or longer		Total
December 30, 2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Securities Available-for-Sale	Value	losses	Value	losses	Value	losses
Obligations of states and political subdivisions	$1,135	$1	$278	$32	$1,413	$33
U.S. Government agencies’ asset-backed securities	703	6	6,850	223	7,553	229
Other equity securities	17	14	314	92	331	106

Total	$1,855	$21	$7,442	$347	$9,297	$368

December 30, 2008
Securities Held-to-Maturity
U.S. Government agencies’ asset-backed securities	$156	$1	$42,863	$28	$43,019	$29
The amortized cost and estimated fair value of investments in debt securities at September 30, 2009, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

	Amortized	Estimated Fair
(Dollars in thousands)	Cost	Value
Securities Available-for-Sale
U.S. Treasury and agencies’ notes:
Due within one year	$189,899	$192,008
Due one through five years	150,000	150,527

Total	$339,899	$342,535

Obligations of states and political subdivisions:
Due within one year	$13,829	$14,145
Due one through five years	5,632	5,946
Due five through ten years	810	841

Total	$20,271	$20,932

U.S. Government agencies’ asset-backed securities:
Total	$932,961	$991,945

	Amortized	Estimated Fair
(Dollars in thousands)	Cost	Value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$4,932	$4,963
Due one through five years	145	152

Total	$5,077	$5,115

U.S. Government agencies’ asset-backed securities:
Total	$442,985	$460,788

All of Park’s U.S. Treasury and agencies’ notes are callable. Management estimates the average remaining life of Park’s investment portfolio to be 2.5 years at September 30, 2009. If interest rates were to rise by 100 basis points, management expects the average remaining life would extend to approximately 4.3 years.
Note 10 — Other Investment Securities
Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	September 30,	December 31,
(In Thousands)	2009	2008
Federal Home Loan Bank Stock	$62,043	$61,929
Federal Reserve Bank Stock	6,876	6,876

Total	$68,919	$68,805

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
The following table shows the components of net periodic benefit expense:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In Thousands)	2009		2008		2009		2008
Service Cost	$953		$863		$2,859		$2,589
Interest Cost	858		789		2,574		2,367
Expected Return on Plan Assets	<1,090	>	<1,152	>	<3,269	>	<3,456	>
Amortization of Prior Service Cost	9		8		25		24
Recognized Net Actuarial Loss	510		—		1,532		—

Benefit Expense	$1,240		$508		$3,721		$1,524

Note 12 — Derivative Instruments
FASB ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by GAAP, the Company records all derivatives on the consolidated condensed balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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
As of September 30, 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.
At September 30, 2009, the derivative’s fair value of <$1.6> million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At September 30, 2009, the variable rate on the $25 million subordinated note was 2.28% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the nine months ended September 30, 2009, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was $188 thousand (net of taxes of $102 thousand). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
As of September 30, 2009, Park had mortgage loan rate lock commitments outstanding of approximately $19.8 million. Park has specific forward contracts to sell each of these loans to a third party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under GAAP. At September 30, 2009, the fair value of the derivatives was approximately $0.3 million. The fair value of the derivatives is included within loans held for sale and the corresponding income is included within other service income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.
Note 13 — Loan Servicing
Park serviced sold mortgage loans of $1,504 million at September 30, 2009, compared to $1,369 million at December 31, 2008. At September 30, 2009, $55.7 million of the sold mortgage loans were sold with recourse compared to $65 million at December 31, 2008. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2009, management determined that no liability was deemed necessary for these loans.
When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of mortgage servicing rights (“MSRs”) is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value.
Activity for MSRs and the related valuation allowance follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In Thousands)	2009		2009
Mortgage Servicing Rights:
Carrying Amount, Net, Beginning of Period	$9,928		$8,306
Additions	986		4,778
Amortization	<605	>	<3,511	>
Changes in Valuation Inputs & Assumptions	234		970

Carrying Amount, Net, End of Period	$10,543		$10,543

Valuation Allowance:
Beginning of Period	$ <909	>	$ <1,645	>
Changes Due to Fair Value Adjustments	234		970

End of Period	$ <675	>	$ <675	>

Servicing fees included in other service income were $1.4 million for the three months ended September 30, 2009, and $4.2 million for the first nine months of 2009.

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
Assets and Liabilities Measured on a Recurring Basis :
The following table presents financial assets and liabilities measured on a recurring basis:

Fair Value Measurements at September 30, 2009 Using:
(In Thousands)
						Balance at
						September 30,
Description	Level 1	Level 2			Level 3	2009
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$—		$342,535		$—	$342,535
Obligations of States and Political Subdivisions	—		17,720		3,212	20,932
U.S. Government Sponsored Entities’ Asset-Backed Securities	—		991,945		—	991,945
Equity Securities	1,559		—		—	1,559
Mortgage Loans Held for Sale	—		12,176		—	12,176
Mortgage IRLCs	—		305		—	305

Liabilities
Interest Rate Swap	$—	$	<1,647	>	$—	$ <1,647	>

Fair Value Measurements at December 31, 2008 Using:
(In Thousands)
						Balance at
						December 31,
Description	Level 1	Level 2			Level 3	2008
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$—		$128,688		$—	$128,688
Obligations of States and Political Subdivisions	—		24,189		2,705	26,894
U.S. Government Sponsored Entities’ Asset-Backed Securities	—		1,404,531		—	1,404,531
Equity Securities	1,783		—		—	1,783

Liabilities
Interest Rate Swap	$—	$	<1,937	>	$—	$ <1,937	>
The following methods and assumptions were used by the Corporation in determining fair value of the financial assets and liabilities discussed above:
Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The table below excludes Park’s Federal Home Loan Bank stock and Federal Reserve Bank stock, which are carried at the redemption value, as it is not practicable to calculate their fair values. For securities where quoted prices or market prices of similar securities are not available, which include municipal securities, fair values are calculated using discounted cash flows.
Interest rate swaps: The fair value of interest rate swaps represents the estimated amount Park would pay or receive to terminate the agreements, considering current interest rates and the current creditworthiness of the counterparties.
Interest Rate Lock Commitments (IRLCs): IRLCs are based on current secondary market pricing and are classified as Level 2.
Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at their fair value as of September 30, 2009 and at the lower of cost or fair value at December 31, 2008 (see Note 8 — Mortgage Loans Held for Sale). On January 1, 2009, Park elected the fair value option of accounting for mortgage loans held for sale. Mortgage loans held for sale are estimated using security prices for similar product types, and therefore, are classified in Level 2.

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine month periods ended September 30, 2009 and 2008, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2009 and 2008
	Available for
(In Thousands)	Sale Securities
Balance June 30, 2009	$2,798
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	414

Balance September 30, 2009	$3,212

Balance June 30, 2008	$2,841
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	<17	>

Balance September 30, 2008	$2,824

Level 3 Fair Value Measurements
Nine months ended September 30, 2009 and 2008
	Available for
(In Thousands)	Sale Securities
Balance December 31, 2008	$2,705
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	507

Balance September 30, 2009	$3,212

Balance December 31, 2007	$2,969
Total Gains/(Losses)
Included in Earnings	—
Included in Other Comprehensive Income	<145	>

Balance September 30, 2008	$2,824

Assets and Liabilities Measured on a Nonrecurring Basis:
The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at September 30, 2009 Using
(In Thousands)
				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	September 30, 2009
SFAS No. 114 Impaired Loans	$—	$—	$87,358	$87,358
Mortgage Servicing Rights	—	10,543	—	10,543
Other Real Estate Owned	—	—	47,015	47,015

Fair Value Measurements at December 31, 2008 Using
(In Thousands)
				Balance at
Description	(Level 1)	(Level 2)	(Level 3)	December 31, 2008
SFAS No. 114 Impaired Loans	$—	$—	$75,942	$75,942
Mortgage Servicing Rights	—	8,306	—	8,306
Other Real Estate Owned	—	—	25,848	25,848
Impaired loans, which are usually measured for impairment using the fair value of collateral, had a carrying amount of $179.5 million at September 30, 2009, after a partial charge-off of $31.9 million. In addition, these loans have a specific valuation allowance of $21.1 million. Of the $179.5 million impaired loan portfolio, $87.4 million were carried at fair value, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $92.1 million of impaired loans are carried at cost, as the fair value of collateral on these loans exceeds the book value for each individual credit. At December 31, 2008, impaired loans had a carrying amount of $142.9 million. Of these, $75.9 million were carried at fair value, as a result of partial charge-offs of $30.0 million and a specific valuation allowance of $8.9 million. The financial impact of changes in the specific valuation allowance for the three and nine month periods ended September 30, 2009 was $7.6 million and $12.2 million, respectively.
MSRs, which are carried at lower of cost or fair value, were recorded at a fair value of $10.5 million, including a valuation allowance of $0.7 million, at September 30, 2009. MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. Accordingly, MSRs are classified Level 2. At December 31, 2008, MSRs were recorded at a fair value of $8.3 million, including a valuation allowance of $1.6 million.
Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At September 30, 2009 and December 31, 2008, the estimated fair value of OREO, less estimated selling costs amounted to $47.0 million and $25.8 million, respectively. The financial impact of OREO valuation adjustments for the three and nine months ended September 30, 2009 was $1.1 million and $1.7 million, respectively.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for assets and liabilities not discussed above:
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
Subordinated debt: Fair values for subordinated debt are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures to a schedule of monthly maturities.

The fair value of financial instruments at September 30, 2009 and December 31, 2008, is as follows:

	September 30, 2009						December 31, 2008
(In Thousands)	Carrying Value			Fair Value			Carrying Value			Fair Value
Financial Assets:
Cash and Money Market Instruments		$137,662			$137,662			$171,261			$171,261
Interest Bearing Deposits with Other Banks		1			1			1			1
Investment Securities		1,873,952			1,891,795			2,059,051			2,064,136
Mortgage Loans Held for Sale		12,176			12,176			9,603			9,603
Impaired Loans Carried at Fair Value		87,358			87,358			75,942			75,942
Other Loans		4,405,527			4,410,380			4,301,881			4,321,006

Loans Receivable, Net		$4,505,061			$4,509,914			$4,387,426			$4,406,551

Financial Liabilities:
Noninterest Bearing Checking		$817,897			$817,897			$782,625			$782,625
Interest Bearing Transactions Accounts		1,191,220			1,191,220			1,204,530			1,204,530
Savings		827,310			827,310			694,721			694,721
Time Deposits		2,272,143			2,280,459			2,078,372			2,084,732
Other		6,406			6,406			1,502			1,502

Total Deposits		$5,114,976			$5,123,292			$4,761,750			$4,768,110

Short-Term Borrowings		$345,167			$345,167			$659,196			$659,196
Long-Term Debt		681,590			739,927			855,558			939,210
Subordinated Debentures		40,000			33,225			40,000			30,855

Derivative Financial Instruments:
Interest Rate Swap	$	<1,647	>	$	<1,647	>	$	<1,937	>	$	<1,937	>
Note 15 — Participation in the U.S. Treasury Capital Purchase Program (CPP)
On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter. For the three and nine month periods ended September 30, 2009, Park recognized a charge to retained earnings of $1.4 million and $4.3 million, respectively, representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with its participation in the CPP.
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
A company that participates in the CPP must adopt certain standards for compensation and corporate governance, established under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended and replaced the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) in their entirety, and the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30 (collectively, the “Troubled Asset Relief Program (TARP) Compensation Standards”). In addition, Park’s ability to declare or pay dividends on or repurchase its common shares is partially restricted as a result of its participation in the CPP.

Note 16 — Sale of Common Shares
On May 27, 2009, Park announced that it had entered into a distribution agreement with the investment banking firm of Sandler O’Neill & Partners, L.P. (“Sandler O’Neill”). Under this distribution agreement, Park can offer and sell common shares having an aggregate sales proceeds of up to $70 million from time to time through Sandler O’Neill as sales agent, provided that the aggregate number of common shares offered and sold under offerings conducted pursuant to this distribution agreement shall not exceed 1,050,000 common shares. In accordance with the distribution agreement, sales of common shares can be made by means of ordinary brokers’ transactions on NYSE Amex at market prices, in block transactions or as otherwise agreed with Sandler O’Neill. For the three months ended September 30, 2009, Park sold 105,072 common shares at a weighted average price of $60.22, with sales proceeds of $6.3 million. Net proceeds for the common shares sold in the third quarter were $6.2 million, net of selling expenses of $0.1 million. Through September 30, 2009, Park sold 288,272 common shares at a weighted average sales price of $60.83 with sales proceeds of $17.5 million. Net of selling and due diligence expenses, Park raised $16.7 million in additional equity. At September 30, 2009, Park had the capability under the distribution agreement to sell additional common shares having aggregate sales proceeds of up to $52.5 million provided that the aggregate number of additional common shares sold does not exceed 761,728.
Note 17 — Other Comprehensive Income (Loss)
Other comprehensive income (loss) components and related taxes are shown in the following table for the three months ended September 30, 2009 and 2008.

Three months ended September 30	Before-tax		Tax		Net-of-tax
(In Thousands)	amount		expense		amount

2009:
Unrealized gains on available-for-sale securities	$17,773		$6,219		$11,554
Unrealized net holding loss on cash flow hedge	<227	>	<79	>	<148	>

Other comprehensive income	$17,546		$6,140		$11,406

2008:
Unrealized gains on available-for-sale securities	$4,949		$1,732		$3,217
Unrealized net holding loss on cash flow hedge	<162	>	<57	>	<105	>

Other comprehensive income	$4,787		$1,675		$3,112

The ending balance of each component of accumulated other comprehensive income (loss) is as follows:

	Before-tax		Tax		Net-of-tax
(In Thousands)	amount		expense		amount

September 30, 2009:
Application of SFAS No. 158	$	<30,435>	$	<10,652>	$	<19,783>
Unrealized gains on available-for-sale securities		62,880		22,008		40,872
Unrealized net holding loss on cash flow hedge		<1,648>		<577>		<1,071>

Total accumulated other comprehensive income		$30,797		$10,779		$20,018

December 31, 2008:
Application of SFAS No. 158	$	<30,435>	$	<10,652>	$	<19,783>
Unrealized gains on available-for-sale securities		48,674		17,036		31,638
Unrealized net holding loss on cash flow hedge		<1,937>		<678>		<1,259>

Total accumulated other comprehensive income		$16,302		$5,706		$10,596

September 30, 2008:
Application of SFAS No. 158	$	<5,477>	$	<1,917>	$	<3,560>
Unrealized losses on available-for-sale securities		<1,212>		<424>		<788>
Unrealized net holding loss on cash flow hedge		<65>		<23>		<42>

Total accumulated other comprehensive loss	$	<6,754>	$	<2,364>	$	<4,390>

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Park’s loan portfolio may be worse than expected; Park’s ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically, the real estate market and credit market, either national or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws concerning taxes, banking, securities and other aspects of the financial services industry; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries, and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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
Park considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including the amounts and timing of expected future cash flows on impaired loans and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.
Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of unimpaired commercial loans, and pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for impaired commercial loans reflects expected losses resulting from analyses performed on each individual impaired commercial loan. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where we have determined the loan to be impaired. These analyses involve a high degree of judgment in estimating the amount of loss associated with these impaired commercial loans.
Pools of unimpaired commercial loans and pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration analysis is performed on certain commercial, commercial real estate and construction loans. These are loans above a fixed dollar amount that are assigned an internal credit rating. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is dependent on historical loss experience and the current economic environment.
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

Generally accepted accounting principles (GAAP) requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At September 30, 2009, the carrying amount of assets based on Level 3 inputs for Park were approximately $137.6 million. This was 9.1% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $87.4 million (or 63%) of the total amount of Level 3 inputs. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s Ohio-based bank, is estimated by reviewing the past and projected operating results for the Park Ohio-based bank and the banking industry comparable information.
At September 30, 2009, on a consolidated basis, Park had core deposit intangibles of $10.4 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at The Park National Bank. At September 30, 2009, the core deposit intangible asset recorded on the balance sheet of The Park National Bank was $3.2 million and the core deposit intangible asset at Vision Bank was $7.2 million. During the first quarter of 2009, Park’s management evaluated the goodwill for Park’s Ohio-based bank for impairment and concluded that the fair value of the goodwill for Park’s Ohio-based bank exceeded the carrying value of $72.3 million and accordingly was not impaired. Please see Note 3 — Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008
Summary Discussion of Results
Net income for the nine months ended September 30, 2009 was $61.9 million compared to $2.8 million for the same period in 2008, an increase of $59.1 million. The primary reason for the large increase in net income was the net loss of $70.2 million at Vision Bank for the first three quarters of 2008 compared to a net loss of $17.1 million at Vision Bank for the first nine months of 2009. During the third quarter of 2008, Vision Bank recognized a goodwill impairment charge of $55.0 million which reduced the goodwill asset to zero at Vision Bank.
Excluding the $55.0 million goodwill impairment charge in 2008, net income for the first nine months of 2009 increased by $4.2 million or 7.2% to $61.9 million, compared to $57.7 million for the first nine months of 2008.
Net income for the three months ended September 30, 2009 was $19.2 million compared to a net loss of $38.4 million for the third quarter of 2008, an increase of $57.6 million. Vision Bank had a net loss of $61.7 million for the third quarter of 2008 compared to a net loss of $6.6 million for the third quarter of 2009. The large improvement in net income for the third quarter of 2009 compared to the third quarter of 2008 was due to the $55.0 million goodwill impairment charge recognized by Vision Bank in the third quarter of 2008.
Excluding the $55.0 million goodwill impairment charge in the third quarter of 2008, net income for the three months ended September 30, 2009 increased by $2.6 million or 15.8% to $19.2 million, compared to $16.6 million for the third quarter of 2008.
The following tables compare the components of net income for the three and nine month periods ended September 30, 2009 with the components of net income for the three and nine month periods ended September 30, 2008. This information is provided for Park, Vision Bank and Park excluding Vision Bank. In general for 2009, the operating results for Park’s Ohio-based banking divisions have been better than management projected, but the credit losses at Vision Bank have been worse than expected. (Please note that some of the percentage changes in the following tables are not meaningful and accordingly we have shown them as N.M.)

Park Summary Income Statement
(In Thousands)
	Three Months Ended					Nine Months Ended
	September 30,					September 30,
					%			%
	2009	2008			Change	2009	2008	Change
Net Interest Income	$68,462		$65,228		5.0%	$204,689	$191,038	7.2%
Provision for Loan Losses	14,958		15,906		<6.0%>	43,101	37,869	13.8%
Other Income	18,165		17,088		6.3%	57,132	56,670	.8%
Gain on Sale of Securities	—		—		—	7,340	896	N.M.
Goodwill Impairment Charge	—		54,986		<100.0%>	—	54,986	<100.0%>
Other Expense	46,052		44,493		3.5%	142,065	132,203	7.5%

Income (Loss) Before Taxes	$25,617	$	<33,069	>	N.M.	$83,995	$23,546	N.M.
Income Taxes	6,418		5,343		20.1%	22,099	20,789	6.3%

Net Income (Loss)	$19,199	$	<38,412	>	N.M.	$61,896	$2,757	N.M.

Park’s income statements for the first nine months of 2009 and 2008 include some special transactions that are discussed below.
During the second quarter of 2009, Park sold $197 million of U.S. Government Agency mortgage-backed securities for a gain of $7.3 million. Also during the second quarter, Park accrued $3.3 million of expense for the special assessment by the FDIC, which was charged to all depository institutions insured by the FDIC.
For the nine months ended September 30, 2008, other income included $3.1 million of income that was recognized by Park’s Ohio-based banking divisions as a result of the initial public stock offering by Visa.
For the three and nine months ended September 30, 2008, a goodwill impairment charge at Vision Bank reduced income before taxes and net income by $55.0 million.

Vision Bank — Summary Income Statement
(In Thousands)
	Three Months Ended								Nine Month Ended
	September 30,								September 30,
							Percent								Percent
	2009			2008			Change		2009			2008			Change
Net Interest Income		$6,017			$6,928		<13.1	%>		$19,307			$20,609		<6.3	%>
Provision for Loan Losses		10,030			11,474		<12.6	%>		28,430			27,729		2.5%
Other Income		263			48		447.9%			2,060			1,934		6.5%
Gain on Sale of Securities		—			—		—			—			238		<100.0	%>
Goodwill Impairment Charge		—			54,986		<100.0	%>		—			54,986		<100.0	%>
Other Expense		6,926			6,383		8.5%			20,838			19,821		5.1%

Loss Before Taxes	$	<10,676	>	$	<65,867	>	N.M.		$	<27,901	>	$	<79,755	>	N.M.
Income Taxes		<4,106	>		<4,185	>	1.9%			<10,756	>		<9,539	>	<12.8	%>

Net Loss	$	<6,570	>	$	<61,682	>	N.M.		$	<17,145	>	$	<70,216	>	N.M.

Vision Bank has continued to have significant credit problems in 2009. Net loan charge-offs for the third quarter of 2009 were $5.1 million or an annualized 2.96% of average loans and for the first nine months of 2009, net loan charge-offs were $19.1 million or 3.68% of average loans. The large decrease in net interest income for Vision Bank of 13.1% for the third quarter of 2009 compared to 2008 was primarily due to an increase in nonaccrual loans. At September 30, 2009, nonaccrual loans at Vision Bank were $124.5 million, compared to $91.2 million at December 31, 2008 and $76.5 million at September 30, 2008. Generally, no interest income is recognized on nonaccrual loans at Vision Bank.

Park Excluding Vision Bank — Summary Income Statement
(In Thousands)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Net Interest Income	$62,445	$58,300	7.1%	$185,382	$170,429	8.8%
Provision for Loan Losses	4,928	4,432	11.2%	14,671	10,140	44.7%
Other Income	17,902	17,040	5.1%	55,072	54,736	.6%
Gain on Sale of Securities	—	—	—	7,340	658	N.M.
Other Expense	39,126	38,110	2.7%	121,227	112,382	7.9%

Income Before Taxes	$36,293	$32,798	10.7%	$111,896	$103,301	8.3%
Income Taxes	10,524	9,528	10.5%	32,855	30,328	8.3%

Net Income	$25,769	$23,270	10.7%	$79,041	$72,973	8.3%

As mentioned previously, the income statements for the first nine months of 2009 and 2008 include some special transactions.

The entire gain from the sale of securities of $7.3 million during the second quarter of 2009 was recognized at Park’s Ohio-based banking divisions. Also during the second quarter, Park’s Ohio-based banking divisions accrued $2.9 million of expense for the special assessment by the FDIC.
Other income for the nine months ended September 30, 2008, includes $3.1 million that was recognized as a result of the initial public stock offering by Visa.
Overall, Park’s management was pleased with the strong performance in net interest income for the first nine months of 2009 by Park’s Ohio-based banking divisions.
Net Interest Income Comparison for the Third Quarter of 2009 and 2008
Net interest income (the difference between total interest income and total interest expense) is Park’s principal source of earnings, making up approximately 79.0% of total revenue for the third quarter of 2009 and 79.2% of total revenue for the third quarter of 2008. Net interest income increased by $3.3 million or 5.0% to $68.5 million for the third quarter of 2009 compared to $65.2 million for the third quarter of 2008.
The following table compares the average balance sheet and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the third quarter of 2009 with the same quarter in 2008.

Three Months Ended September 30,
	2009		2008
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans (1)	$4,610,716	5.99%	$4,409,188	6.80%
Taxable Investments	1,807,147	4.87%	1,782,413	4.96%
Tax Exempt Investments	26,759	7.28%	42,312	6.64%
Money Market Instruments	31,661	.10%	17,970	1.93%

Interest Earning Assets	$6,476,283	5.66%	$6,251,883	6.25%

Interest Bearing Deposits	$4,315,622	1.48%	$3,873,958	2.17%
Short-Term Borrowings	336,611	.81%	610,617	2.13%
Long-Term Debt	721,693	3.62%	904,289	3.68%

Interest Bearing Liabilities	$5,373,926	1.73%	$5,388,864	2.42%
Excess Interest Earning Assets	$1,102,357		$863,019
Net Interest Spread		3.93%		3.83%
Net Interest Margin		4.22%		4.17%

(1)	For purposes of the computation, nonaccrual loans are included in the average balance.
Average interest earning assets for the third quarter of 2009 increased by $224 million or 3.6% to $6,476 million compared to $6,252 million for the third quarter of 2008. The average yield on interest earning assets decreased by 59 basis points to 5.66% for the third quarter of 2009 compared to 6.25% for the third quarter of 2008.
Average interest bearing liabilities for the third quarter of 2009 decreased by $15 million or .3% to $5,374 million compared to $5,389 million for the third quarter of 2008. The average cost of interest bearing liabilities decreased by 69 basis points to 1.73% for the third quarter of 2009 compared to 2.42% for the third quarter of 2008.

Interest Rates
During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008.
The average federal funds rate was .16% for the third quarter of 2009 and .17% for the first nine months of 2009. The average federal funds rate was 1.94% for the third quarter of 2008 and 2.40% for the first nine months of 2008.
The sharp reduction in the targeted federal funds rate in 2008 was in response to weakness in the U.S. economy. The annualized change in the U.S. gross domestic product (“GDP”) in 2008 was a negative .7% in the first quarter, a positive 1.5% in the second quarter, a negative 2.7% in the third quarter and a negative 5.4% in the fourth quarter. Economic conditions have continued to be weak in the U.S. economy in 2009. The annualized change in GDP for the first quarter of 2009 was a negative 6.4% and a negative .7% for the second quarter of 2009. Recent economic indicators forecast that the U.S. economy will have positive GDP growth in the third quarter of 2009 and probably for the fourth quarter of 2009. If economic conditions would continue to improve, the FOMC would likely begin raising the targeted federal funds rate. Park’s management expects that the targeted federal funds rate will be 0% to .25% for the fourth quarter of 2009 and the first quarter of 2010.
Discussion of Loans, Investments, Deposits and Borrowings
Average loan balances increased by $202 million or 4.6% to $4,611 million for the three months ended September 30, 2009, compared to $4,409 million for the same period in 2008. The average yield on the loan portfolio decreased by 81 basis points to 5.99% for the third quarter of 2009 compared to 6.80% for the third quarter of 2008.
The average prime lending rate decreased by 175 basis points to 3.25% for the third quarter of 2009 compared to 5.00% for the third quarter of 2008. Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the decrease in the prime lending rate. Management expects that the yield on the loan portfolio will be approximately 5.88% for the fourth quarter of 2009.
Loans outstanding decreased by $5 million during the third quarter of 2009, but have increased by $124 million during the first nine months of 2009 to $4,615 million at September 30, 2009. The annualized growth rate for loans was 3.7% for the first nine months of 2009. The decrease in loans outstanding during the third quarter of 2009 was due to a decline in mortgage loans held for sale. The balance of mortgage loans held for sale was $12 million at September 30, 2009, compared to $39 million at June 30, 2009 and $10 million at December 31, 2008. Management expects a small increase (2% to 3% annualized growth) in loans during the fourth quarter of 2009.
The average balance of taxable investment securities increased by $25 million or 1.4% to $1,807 million for the third quarter of 2009 compared to $1,782 million for the third quarter of 2008. The average yield on the taxable investment securities was 4.87% for the third quarter of 2009 compared to 4.96% for the third quarter of 2008.
The average balance of tax exempt investment securities decreased by $15 million or 36.8% to $27 million for the third quarter of 2009 compared to $42 million for the third quarter of 2008. The tax equivalent yield on tax exempt investment securities was 7.28% for the third quarter of 2009, compared to 6.64% for the third quarter of 2008.
At September 30, 2009, total investment securities (on an amortized cost basis) were $1,811 million compared to $1,869 million at June 30, 2009 and $2,010 million at December 31, 2008.

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
At September 30, 2009, the market value of the securities classified as available for sale exceeded the amortized cost by $63 million or 4.9%. However, Park’s management does not have any present plans to sell securities in the fourth quarter. It is possible that this strategy could change as market conditions change.
Average interest bearing deposit account balances increased by $442 million or 11.4% to $4,316 million for the third quarter of 2009 compared to $3,874 million for the third quarter of 2008. The average interest rate paid on interest bearing deposits decreased by 69 basis points to 1.48% for the third quarter of 2009 compared to 2.17% for the third quarter of 2008.
The large increase in interest bearing deposits of $442 million was partially due to an increase in deposits obtained through the use of brokers and an increase in CDARS. The average balance of brokered deposits was $94 million for the third quarter of 2009 and $34 million for the third quarter of 2008. The average balance of CDARS was $348 million for the third quarter of 2009 and $93 million for the third quarter of 2008.
Average total borrowings were $1,058 million for the three months ended September 30, 2009 compared to $1,515 million for the same period in 2008, a decrease of 30.1%. The average interest rate paid on total borrowings was 2.73% for the third quarter of 2009 compared to 3.05% for the third quarter of 2008.
The net interest spread (the difference between the tax equivalent yield on interest earning assets and the tax equivalent cost of interest bearing liabilities) increased by 10 basis points to 3.93% for the three months ended September 30, 2009 compared to 3.83% for the third quarter of 2008. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.22% for the third quarter of 2009 compared to 4.17% for the same quarter in 2008.

Net Interest Comparison for the First Nine Months of 2009 and 2008
Net interest income increased by $13.7 million or 7.2% to $204.7 million for the first nine months of 2009 compared to $191.0 million for the first nine months of 2008. The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first nine months of 2009 with the first nine months of 2008.

Nine Months Ended September 30,
	2009		2008
	Average	Tax	Average	Tax
(In Thousands)	Balance	Equivalent %	Balance	Equivalent %
Loans (1)	$4,582,037	6.07%	$4,317,204	7.11%
Taxable Investments	1,877,361	4.93%	1,747,809	5.01%
Tax Exempt Investments	31,902	7.37%	48,913	6.77%
Money Market Instruments	25,572	.17%	14,734	2.37%

Interest Earning Assets	$6,516,872	5.72%	$6,128,660	6.48%

Interest Bearing Deposits	$4,186,578	1.60%	$3,803,387	2.44%
Short-Term Borrowings	450,984	0.80%	639,791	2.53%
Long-Term Debt	806,689	3.30%	836,587	3.81%

Interest Bearing Liabilities	$5,444,251	1.78%	$5,279,765	2.67%
Excess Interest Earning Assets	$1,072,621		$848,895
Net Interest Spread		3.94%		3.81%
Net Interest Margin		4.23%		4.18%

(1)	For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets increased by $388 million or 6.3% to $6,517 million for the first nine months of 2009 compared to $6,129 million for the first nine months of 2008. The average yield on interest earning assets was 5.72% for the nine months ended September 30, 2009 compared to 6.48% for the same period in 2008.
Average loans increased by $265 million or 6.1% to $4,582 million for the first nine months of 2009 compared to $4,317 million for the same period in 2008. The average yield on loans was 6.07% for the first nine months of 2009 compared to 7.11% for the same period in 2008.
Average investment securities, including money market instruments, were $1,935 million for the first nine months of 2009 compared to $1,811 million for the first nine months of 2008. The average yield on taxable investment securities was 4.93% for the first nine months of 2009 and 5.01% for the first nine months of 2008 and the average tax equivalent yield on tax exempt securities was 7.37% in 2009 and 6.77% in 2008.
Average interest bearing liabilities increased by $164 million or 3.1% to $5,444 million for the first nine months of 2009 compared to $5,280 million for the same period in 2008. The average cost of interest bearing liabilities was 1.78% for the first nine months of 2009 compared to 2.67% for the first nine months of 2008.
Average interest bearing deposits increased by $384 million or 10.1% to $4,187 million for the first nine months of 2009 compared to $3,803 million for the first nine months of 2008. The average interest rate paid on interest bearing deposit accounts was 1.60% for the first nine months of 2009 compared to 2.44% for the first nine months of 2008.
Average total borrowings were $1,258 million for the first nine months of 2009 compared to $1,476 million for the first nine months of 2008. The average interest rate paid on total borrowings was 2.40% for the first nine months of 2009 compared to 3.25% for the same period in 2008.
The net interest spread increased by 13 basis points to 3.94% for the first nine months of 2009 compared to 3.81% for the first nine months of 2008. The net interest margin increased by 5 basis points to 4.23% for the nine months ended September 30, 2009 compared to 4.18% for the first nine months of 2008.

Guidance on Net Interest Income for 2009
Management provided guidance in Park’s 2008 Annual Report to Shareholders that net interest income for 2009 would be approximately $258 million to $263 million, the tax equivalent net interest margin would be approximately 4.08% and the average interest earning assets for the year would be approximately $6,400 million.
The actual results for the first nine months were better than management’s guidance. Net interest income for the first nine months of 2009 was $204.7 million, which annualized would be approximately $274 million for 2009. The tax equivalent net interest margin was 4.23% and the average interest earning assets were $6,517 million for the first nine months of 2009.
The following table displays for the past seven quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

	Average Interest	Net Interest	Tax Equivalent
(In Thousands)	Earning Assets	Income	Net Interest Margin
March 2008	$5,941,570	$61,484	4.19%
June 2008	$6,189,218	$64,326	4.20%
September 2008	$6,251,883	$65,228	4.17%
December 2008	$6,313,986	$64,835	4.11%
March 2009	$6,546,681	$68,233	4.26%
June 2009	$6,528,425	$67,994	4.21%
September 2009	$6,476,283	$68,462	4.22%
Our current forecast projects that average interest earning assets will decrease to approximately $6,430 million for the fourth quarter of 2009, as the average balance of investment securities is expected to decline. Management anticipates that net interest income will be approximately $273 million for the year and that the tax equivalent net interest margin will be approximately 4.23% for 2009.
Provision for Loan Losses
The provision for loan losses was $15.0 million for the three months ended September 30, 2009, compared to $15.9 million for the same period in 2008. Net loan charge-offs were $9.7 million for the third quarter of 2009, compared to $12.8 million for the third quarter of 2008. The annualized ratio of net loan charge-offs to average loans was 0.84% for the three months ended September 30, 2009, compared to 1.15% for the same period in 2008.
For the first nine months of 2009, the provision for loan losses increased by $5.2 million to $43.1 million, compared to $37.9 million for the first three quarters of 2008. Net loan charge-offs were $33.1 million for the three quarters ended September 30, 2009, or 0.97% of average loans on an annualized basis, compared to $35.8 million or 1.11% of average loans annualized for the same period in 2008.
Vision Bank continued to experience credit problems during the third quarter of 2009. The loan loss provision for Vision Bank was $10.0 million for the three months ended September 30, 2009, compared to $11.5 million for the third quarter of 2008. Vision Bank had net loan charge-offs of $5.1 million, or an annualized 2.96% of average loans for the third quarter of 2009, compared to net loan charge-offs of $8.9 million, or 5.18% of average loans for the same period in 2008.
Park’s Ohio-based operations had a provision for loan losses of $5.0 million for the third quarter of 2009, compared to $4.4 million for the third quarter of 2008. Net loan charge-offs for Park’s Ohio-based operations were $4.6 million, or an annualized 0.47% of average loans for the third quarter of 2009, compared to $3.9 million, or an annualized 0.42% of average loans for the third quarter of 2008.
The allowance for loan losses was $110.0 million, or 2.38% of outstanding loans at September 30, 2009, compared to $100.1 million, or 2.23% of loans outstanding at December 31, 2008 and $89.2 million, or 2.00% of loans outstanding at September 30, 2008.

Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $212.1 million, or 4.59% of total loans at September 30, 2009, compared to $167.8 million or 3.74% at December 31, 2008, and $132.3 million or 2.96% at September 30, 2008. Vision Bank had nonperforming loans of $124.9 million or 18.3% of total loans at September 30, 2009, compared to $94.7 million or 13.7% at December 31, 2008, and $79.3 million or 11.6% at September 30, 2008. Park’s Ohio-based operations had nonperforming loans of $87.1 million or 2.21% of total loans at September 30, 2009, compared to $73.1 million or 1.9% at December 31, 2008, and $53.0 million or 1.40% at September 30, 2008.
Other real estate owned was $47.0 million at September 30, 2009, up from $25.8 million at December 31, 2008 and $19.8 million at September 30, 2008. Vision Bank had other real estate owned of $40.6 million at September 30, 2009, compared to $19.7 million at December 31, 2008 and $13.5 million at September 30, 2008. Management expects that other real estate owned will continue to increase through the remainder of 2009 as management works to reduce nonperforming loans.
Our allowance for loan losses includes an allocation for loans specifically identified as impaired. At the end of the third quarter of 2009, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status, and totaled $179.5 million. The specific allowance for loan losses related to these loans was $21.1 million at September 30, 2009. At December 31, 2008, the impaired loan balance was $142.9 million, with a specific allowance for loan losses of $8.9 million. This specific reserve is based on management’s best estimate of the fair value of collateral securing these loans or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral and/or projected cash flows may be for amounts different from management’s estimates.
Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value. As of September 30, 2009, management has taken partial charge-offs of $31.9 million related to the $179.5 million of commercial loans considered to be impaired. While we continue to take partial charge-offs on nonperforming loans, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature, thus management has utilized specific reserves to a greater extent in 2009. Park’s specific reserve for impaired loans has increased to $21.1 million at September 30, 2009, compared to $8.9 million at December 31, 2008.
A significant portion of our allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” Special mention loans are loans that have potential weaknesses that may result in loss exposure to Park. Substandard loans are those that exhibit a well defined weakness; one that might jeopardize repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Our loss experience within special mention and substandard categories of loans for the past five years has been 1.87% and 5.49%, respectively, of the principal balance of these loans. However, given the challenging economic conditions and because our loss experience on these loans has been increasing, management has allocated 5.25% and 14.25%, respectively, of the principal balance of these loans in the allowance for loan losses at September 30, 2009, a slight increase from the allocation at December 31, 2008 when management allocated 5.12% and 14.00%, respectively. This equated to an allocation of approximately $9.7 million and $15.6 million, respectively, at September 30, 2009, and an allocation of $8.6 million and $10.4 million, respectively, at December 31, 2008, to special mention and substandard loans. Management is working to address weaknesses in each of these loan categories that may result in loss. Actual loss experience may be more or less than the amount allocated.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that the loan loss provision for 2009 would be approximately $45 million and that the annualized net loan charge-off ratio would be approximately 1.00%. Within each of the previous Quarterly Reports on Form 10-Q filed by Park in 2009, management updated the guidance on the expected loan loss provision and the net charge-off ratio for the twelve months ended December 31, 2009. The actual results for the loan loss provision in the first nine months of 2009 were consistent with management’s June 30, 2009 projection, at $43.1 million, while the annualized net loan charge-off ratio for the first nine months of 2009 was slightly lower than the projected range, at 0.97%. Park’s most recent projection indicates that the loan loss provision for 2009 will be $55 to $60 million and the annualized net loan charge-off percentage for 2009 will be 1.05% to 1.15%. However, in referring to the table below which shows Park’s trends in problem loans, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision for the fourth quarter of 2009 will be understated.

The following table compares nonperforming assets at September 30, 2009, December 31, 2008 and September 30, 2008.

Nonperforming Assets	September 30,	December 31,	September 30,
(In Thousands)	2009	2008	2008
Nonaccrual Loans	$207,064	$159,512	$126,336
Renegotiated Loans	148	2,845	1,575
Loans Past Due 90 Days or More	4,849	5,421	4,388

Total Nonperforming Loans	$212,061	$167,778	$132,299

Other Real Estate Owned	47,015	25,848	19,750

Total Nonperforming Assets	$259,076	$193,626	$152,049

Percentage of Nonperforming Loans to Loans	4.59%	3.74%	2.96%
Percentage of Nonperforming Assets to Loans	5.61%	4.31%	3.39%
Percentage of Nonperforming Assets to Total Assets	3.72%	2.74%	2.24%
Total Other Income
Total other income exclusive of securities gains and losses increased by $1.1 million or 6.30% to $18.2 million for the quarter ended September 30, 2009, compared to $17.1 million for the third quarter of 2008. For the nine months ended September 30, 2009, total other income increased by $0.5 million or 0.82% to $57.1 million compared to $56.7 million for the same period in 2008.
The following table is a summary of the changes in the components of total other income.

(In Thousands)
	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2009	2008	Change			2009	2008	Change
Income from Fiduciary Activities	$3,071	$3,356	$	<285	>	$9,071	$10,639	$	<1,568	>
Service Charges on Deposits	5,788	6,434		<646	>	16,381	18,285		<1,904	>
Other Service Income	3,895	2,361		1,534		15,179	8,299		6,880
Other	5,411	4,937		474		16,501	19,447		<2,946	>

Total Other Income	$18,165	$17,088		$1,077		$57,132	$56,670		$462

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, decreased by $0.3 million, or 8.5%, to $3.1 million for the quarter ended September 30, 2009 from $3.4 million for the same period in 2008. For the nine months ended September 30, 2009, income from fiduciary activities decreased by $1.6 million, or 14.7%, to $9.1 million compared to $10.6 million in 2008. Fiduciary fees are generally charged based on the market value of customer accounts. Due to the decrease in stock values over the past year, the market value for average assets under management has decreased by approximately 10% for the nine month period ended September 30, 2009 compared to the same period in 2008.

Service charges on deposits have decreased by $0.6 million, or 10.0%, to $5.8 million for the three month period ended September 30, 2009, compared to $6.4 million for the same period in 2008. Through the first nine months of 2009, service charges declined $1.9 million, or 10.4%, to $16.4 million, compared to $18.3 million in 2008. This was primarily due to the decline in non-sufficient funds charges during 2009, which declined approximately $1.9 million in the first nine months of 2009 compared to 2008.
Other service income increased by $1.5 million, or 65.0%, to $3.9 million for the three months ended September 30, 2009, compared to $2.4 million for the same period in 2008. For the nine months ended September 30, 2009, other service income increased $6.9 million, or 82.9%, to $15.2 million, compared to $8.3 million in 2008. The increase is due to higher income from the origination and sale of fixed-rate residential mortgages into the secondary market, which increased by $1.7 million for the three months ended September 30, 2009 and $7.8 million for the first nine months of the 2009, compared to the same periods in 2008. Park originated $531 million in fixed rate residential mortgage loans during the first nine months of 2009, compared to $134 million for the same period in 2008.
The subcategory called “Other” within “Total Other Income” increased by $0.5 million, or 9.6%, to $5.4 million for the three months ended September 30, 2009, compared to $4.9 million for the same period in 2008. For the nine month period ended September 30, 2009, the subcategory called “Other” decreased by $2.9 million, or 15.1%, to $16.5 million, compared to $19.4 million for the same period in 2008. This decline is primarily due to Park’s recognition of $3.1 million of other income as a result of Visa’s successful initial public offering in the first quarter of 2008.
The following table breaks out the change in total other income between Park’s Ohio-based divisions and Vision Bank.

Changes in Other Income
(In Thousands)
	Three Months Ended							Nine Months Ended
	September 30, 2009							September 30, 2009
	Ohio-Based							Ohio-Based
	Other		Vision					Other		Vision
	Income		Bank		Total			Income		Bank		Total
Income from Fiduciary Activities	$ <302	>	$17		$	<285	>	$ <1,613	>	$45		$	<1,568	>
Service Charges on Deposits	<538	>	<108	>		<646	>	<1,513	>	<391	>		<1,904	>
Other Service Income	1,378		156			1,534		6,205		675			6,880
Other	324		150			474		<2,744	>	<202	>		<2,946	>

Total	$862		$215			$1,077		$335		$127			$462

Management provided guidance in Park’s 2008 Annual Report to Shareholders that total other income would be approximately $75 million for 2009. Based on the most recent projections, management believes that total other income will be between $73 million and $75 million for 2009. The decline in service charges and fiduciary income are key factors in this reduction from management’s original projection.
Gain on Sale of Securities
There were no gains on sale of securities during the third quarter of 2009 or 2008. However, during the second quarter of 2009, Park realized a gain of $7.3 million from the sale of $197 million of U.S. Agency mortgage backed securities. There have been no other securities sales in the first nine months of 2009. For the nine months ended September 30, 2008, Park sold $80 million of U.S. Governmental Agency securities, which resulted in a gain of $0.9 million.

Total Other Expense
The following table is a summary of the changes in the components of total other expense.

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
(In Thousands)	2009	2008	Change			2009	2008	Change
Salaries and Employee Benefits	$25,589	$25,105		$484		$76,410	$74,262		$2,148
Net Occupancy Expense	2,772	2,850		<78	>	8,812	8,758		54
Furniture and Equipment Expense	2,463	2,412		51		7,339	7,305		34
Data Processing Fees	1,323	1,785		<462	>	4,130	5,436		<1,306	>
Professional Fees and Services	3,725	3,078		647		10,550	8,767		1,783
Amortization of Intangibles	936	1,008		<72	>	2,809	3,021		<212	>
Marketing	983	1,179		<196	>	2,832	3,307		<475	>
Insurance	2,254	878		1,376		9,696	1,738		7,958
Postage and Telephone	1,652	1,769		<117	>	5,183	5,465		<282	>
State Taxes	892	758		134		2,782	2,227		555
Goodwill Impairment Charge	—	54,986		<54,986	>	—	54,986		<54,986	>
Other	3,463	3,671		<208	>	11,522	11,917		<395	>

Total Other Expense	$46,052	$99,479	$	<53,427	>	$142,065	$187,189	$	<45,124	>

The $53.4 million decrease for the three months ended September 30, 2009 reflected:
•	$55.0 million decline in impairment charges, as the 2008 third quarter included a goodwill impairment charge for the remaining Vision Bank goodwill.
•	$0.5 million decline in data processing fees, largely due to the sale of our merchant services and credit card portfolios in September 2008.
Partially offset by:
•	$1.4 million increase in insurance expense, primarily due to increased FDIC premiums.
•	$0.5 million increase in salaries and employee benefits, due to a $0.2 million increase in salaries and a $0.3 million increase in employee benefits.
The $45.1 million decrease for the nine months ended September 30, 2009 reflected:
•	$55.0 million decline in impairment charges, as the 2008 third quarter included a goodwill impairment charge for the remaining Vision Bank goodwill.
•	$1.3 million decline in data processing fees, largely due to the sale of our merchant services and credit card portfolios in September 2008.
Partially offset by:
•	$8.0 million increase in insurance expense, primarily due to increased FDIC premiums throughout 2009.
•	$2.1 million increase in salaries and employee benefits, due to a $0.2 million increase in salaries and a $1.9 million increase in employee benefits. Park had a total of 2,050 FTE employees at September 30, 2009, compared to 2,060 FTE employees at September 30, 2008. The increase in employee benefits is largely due to increased pension plan expense during 2009.

The following table breaks out the change in total other expense between Park’s Ohio-based banking divisions and Vision Bank.

	Three Months Ended								Nine Months Ended
	September 30, 2009								September 30, 2009

Change in Total Other Expense
(In Thousands)	Ohio-Based		Vision Bank			Total			Ohio-Based		Vision Bank			Total
Salaries and Employee Benefits	$428			$56			$484		$2,324		$	<176	>		$2,148
Net Occupancy Expense	<69	>		<9	>		<78	>	<76	>		130			54
Furniture and Equipment Expense	119			<68	>		51		217			<183	>		34
Data Processing Fees	<467	>		5			<462	>	<1,253	>		<53	>		<1,306	>
Professional Fees and Services	313			334			647		1,461			322			1,783
Amortization of Intangibles	<72	>		—			<72	>	<212	>		—			<212	>
Marketing	<156	>		<40	>		<196	>	<346	>		<129	>		<475	>
Insurance	1,337			39			1,376		7,109			849			7,958
Postage and Telephone	<104	>		<13	>		<117	>	<161	>		<121	>		<282	>
State Taxes	138			<4	>		134		593			<38	>		555
Goodwill Impairment Charge	—			<54,986	>		<54,986	>	—			<54,986	>		<54,986	>
Other	<451	>		243			<208	>	<811	>		416			<395	>

Total Other Expense	$1,016		$	<54,443	>	$	<53,427	>	$8,845		$	<53,969	>	$	<45,124	>

Park’s management continues to focus on controlling expenses during 2009. For the first nine months of 2009, Vision Bank has done an excellent job controlling expenses, with the only increase of note being FDIC insurance premiums, which have increased throughout the banking industry. All of Park’s Ohio-based banks were merged into one charter by September 30, 2008 and management continues to work to centralize processes. Project EPS, which began in December 2006, includes consolidating all of Park’s Ohio-based banking divisions into one common core operating system which is expected to be completed by December 31, 2009. At December 31, 2006, the Ohio-based banking divisions had 1,879 total FTE employees. On a “like-kind basis” (or same-store), management has reduced FTE employees for those affiliates, branches, and departments by 70 FTE employees by September 30, 2009. This decrease is a result of continued focus on efficiency, process improvement and centralization.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that total other expense would be approximately $184 million for 2009. Management updated this guidance in the 2009 second quarter with an estimate of approximately $192 million, which included the inclusion of an estimated $4.0 million FDIC special assessment in the fourth quarter of 2009. Management now projects that other expense will be approximately $189 million for the 2009 year, which was reduced from the second quarter estimate due to the FDIC proposal to have banks prepay three years of FDIC insurance premiums. Park’s management does not anticipate a second FDIC special assessment during the fourth quarter of 2009.
Income Tax
Federal income tax expense was $6.9 million for the quarter ended September 30, 2009 and state income tax was a benefit of $0.5 million. For the first nine months of 2009, federal income tax expense was $23.5 million and the state income tax was a benefit of $1.4 million. Vision Bank is subject to state income tax in the states of Alabama and Florida. State income tax was a benefit for both the three and nine month periods ended September 30, 2009 because Vision Bank had a loss for those periods. Park and its Ohio-based banking divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax was $5.9 million for the third quarter of 2008 and state income tax was a benefit of $0.5 million. For the first nine months of 2008, federal income tax was $22.0 million and state income tax was a benefit of $1.2 million.
Federal income tax as a percentage of income before taxes was 27.2% for the third quarter of 2009, compared to 26.9% for the third quarter of 2008 excluding the goodwill impairment charge. For the first nine months of 2009, the federal effective tax rate was 28.0%, compared to 28.1% for the same period in 2008 excluding the goodwill impairment charge. The federal effective tax rates for the third quarter of 2008 and the nine months ended September 30, 2008 exclude substantially all of the $55 million impairment charge to goodwill as the majority of this charge was not tax deductible and therefore should be excluded when comparing period to period. The federal effective tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.
Management provided guidance in Park’s 2008 Annual Report to Shareholders that the federal effective income tax rate for 2009 will be approximately 29.0%. Management now believes that the effective tax rate for 2009 will be approximately 28.7%, which is unchanged from management’s guidance at June 30, 2009.
Comparison of Financial Condition
At September 30, 2009 and December 31, 2008
Changes in Financial Condition and Liquidity
Total assets remained fairly stable, decreasing by $100 million, or 1.4% to $6,971 million at September 30, 2009, compared to $7,071 million at December 31, 2008. Contributing to this decrease were available-for-sale securities and cash and cash equivalents, which decreased by $205 million and $34 million, respectively. These decreases were partially offset by an increase of $124 million in loans.
Total investment securities (including interest bearing deposits) decreased by $185 million to $1,874 million at September 30, 2009, compared to $2,059 million at December 31, 2008. During the first nine months of 2009, Park’s management purchased approximately $390 million of taxable investment securities. These consist of $340 million in callable Notes of U.S. Government sponsored entities yielding 4.56% and $50 million in U.S. Government Agency Collateralized Mortgage Obligations (CMO’s) yielding 4.57%. During the first nine months of 2009, Park had repayments of investment securities of $392 million. Additionally, $197 million of U.S. Government Agency mortgage-backed securities were sold during the second quarter of 2009. Management expects that Park will receive principal repayments on the investment portfolio of approximately $75 million during the fourth quarter of 2009. Unless interest rates increase, management is currently forecasting that investment securities purchases will be less than the $75 million of expected repayments.
Loan balances have increased by $124 million to $4,615 million at September 30, 2009, compared to $4,491 million at December 31, 2008. During the first nine months of 2009, Park’s Ohio-based operations had loan growth of approximately $132 million to $3,933 million at September 30, 2009, from $3,801 million at December 31, 2008.
Total liabilities decreased by $145 million during the first nine months of 2009 to $6,283 million at September 30, 2009, from $6,428 million at December 31, 2008. Total deposits increased by $353 million during the first nine months of 2009, which was more than offset by a decrease in total borrowings of $488 million during the nine months ended September 30, 2009.
Total deposits increased by $353 million to $5,115 million at September 30, 2009, from $4,762 million at December 31, 2008. The Ohio-based operations had an increase in total deposits of $277 million to $4,402 million at September 30, 2009 and Vision Bank had an increase of $76 million to $713 million at September 30, 2009. During the first nine months of 2009, customer CDARS and CD accounts increased by $228 million and $151 million, respectively, which were offset by a decrease in brokered deposits of $186 million. Additionally, savings accounts increased by $133 million, offset by a decline in transaction accounts (NOW and money markets) of $13 million.

Total borrowings decreased during the first nine months of 2009 by $488 million to $1,067 million from $1,555 million at December 31, 2008 due to declines in short-term borrowings of $314 million and long-term borrowings of $174 million during the nine months ended September 30, 2009.
Total stockholders’ equity increased by $44 million to $687 million at September 30, 2009 from $643 million at December 31, 2008. Retained earnings increased by $8.6 million during the nine months ended September 30, 2009 due to: net income of $61.9 million, offset by the declaration of common stock dividends of $39.6 million, the retained earnings impact of the reissuance of common stock from treasury shares held of $9.4 million, and preferred stock dividends and accretion of discount on the preferred stock of $4.3 million. Treasury stock at cost decreased by $26.1 million to <$181.6> million at September 30, 2009 from <$207.7> million at December 31, 2008, due to the common shares sold out of treasury stock through the ATM offering. Accumulated other comprehensive income increased by $9.4 million to $20.0 million at September 30, 2009 from $10.6 million at December 31, 2008. This increase was due to unrealized net holding gains on available for sale securities of $9.2 million, net of taxes, during the nine month period, and an increase of $0.2 million related to the adjustment to record the unrealized net holding gain, net of taxes, for cash flow hedges.
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
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 66.2% at September 30, 2009, compared to 63.5% at December 31, 2008 and 65.7% at September 30, 2008. Cash and cash equivalents were $137.6 million at September 30, 2009, compared to $171.3 million at December 31, 2008 and $184.0 million at September 30, 2008. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.
Capital Resources
Stockholders’ equity at September 30, 2009 was $687 million, or 9.9% of total assets, compared to $643 million or 9.1% of total assets at December 31, 2008 and $530 million or 7.8% of total assets at September 30, 2008. Common equity, which is stockholders’ equity excluding the preferred stock, was $591 million at September 30, 2009, or 8.5% of total assets, compared to $547 million or 7.7% of total assets at December 31, 2008.
Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 8.66% at September 30, 2009 and 8.36% at December 31, 2008. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 11.90% at September 30, 2009 and 11.69% at December 31, 2008. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 13.66% at September 30, 2009 and 13.47% December 31, 2008.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2009. The following table indicates the capital ratios for each subsidiary and Park at September 30, 2009.

		Tier 1	Total
	Leverage	Risk Based	Risk-Based
The Park National Bank	6.28%	8.83%	10.94%
Vision Bank	11.47%	13.84%	15.14%
Park National Corporation	8.66%	11.90%	13.66%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%
In addition to issuing common stock through the ATM program (see Note 16 – Sale of Common Shares), Park’s management is also considering other capital raising strategies. These strategies would include the sale of common stock to accredited investors through a registered direct offering and the sale of subordinated debentures at either or both of Park National Corporation and Park National Bank. Park management anticipates that the proceeds from additional capital raises, depending on the total amount raised, could be used to partially or wholly repay TARP.
Contractual Obligations and Commitments
In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2008 Annual Report to Shareholders (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2008. There were no significant changes in contractual obligations and commitments during the first nine months of 2009.
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
The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	September 30, 2009	December 31, 2008
Loan Commitments	$953,307	$949,889
Standby Letters of Credit	34,838	25,353
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
On page 41 (Table 10) of Park’s 2008 Annual Report to Shareholders, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $162.4 million or 2.47% of interest earning assets at December 31, 2008. At September 30, 2009, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $460 million or 7.14% of interest earning assets. If interest rates were to increase by 100 basis points, Park’s callable U.S. Treasury notes would extend out beyond twelve months, and the twelve month cumulative rate sensitivity gap would be a positive $270 million. Park’s twelve-month cumulative rate sensitivity gap continues to be relatively balanced and stable.

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
On page 42 of Park’s 2008 Annual Report to Shareholders, management reported that at December 31, 2008, the earnings simulation model projected that net income would increase by 0.6% using a rising interest rate scenario and decrease by 3.3% using a declining interest rate scenario over the next year. At September 30, 2009, the earnings simulation model projected that net income would increase by 4.0% using a rising interest rate scenario and decrease by 3.7% using a declining interest rate scenario. At September 30, 2009, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.
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
Changes in Internal Control Over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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
Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio or in markets served through Vision Bank operating in Alabama and Florida. Consequently, a significant continued decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida markets in which we operate. For the first nine months of 2009, Vision Bank has experienced $19.1 million in net loan charge-offs, or an annualized 3.68% of average loans. For the first nine months of 2008, net loan charge-offs for Vision Bank were $25.2 million, or an annualized 5.01% of average loans. The loan loss provision for Vision Bank was $28.4 million for the nine months ended September 30, 2009. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $212.1 million or 4.59% of loans at September 30, 2009, $167.8 million or 3.74% of loans at December 31, 2008, $132.3 million or 2.96% of loans at September 30, 2008 and $108.5 million or 2.57% of loans at December 31, 2007. At September 30, 2009, Vision Bank had non-performing loans of $124.9 million or 18.3% of loans, compared to $94.7 million or 13.7% of loans at December 31, 2008 and $79.3 million or 11.6% of loans at September 30, 2008. While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future. For the nine months ended September 30, 2009, Vision Bank had a net loss of $17.1 million and Park contributed capital of $30.0 million to Vision Bank. Given the current economic environment in Vision Bank’s market, Park intends to maintain the leverage ratio at Vision Bank at 10% and to maintain the total risk-based capital ratio at 14%. It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.
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
The HFSTHA also increases the borrowing authority of the FDIC from $30.0 billion to $100.0 billion to help fund the increased deposit insurance resolution costs. On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009 in the amount of $3.3 million. The FDIC further decided on May 22, 2009 that it could impose a similar assessment for each of the third and fourth quarters of 2009. The latest possible date for imposing additional special assessments under the final rule would be December 31, 2009, with collection on March 30, 2010.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. The prepaid assessments for these periods would be collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate would be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 would be equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base would be calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. Management estimates the three year prepayment to be approximately $28 million for Park, which would be expensed over the three-year life of the asset.
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

As a recipient of government funding under the Capital Purchase Program, we must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the standards established by the Secretary of the Treasury under the ARRA, for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “TARP Period”). On June 15, 2009, the Secretary of the Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Park, by promulgating an Interim Final Rule under 31 C.F.R. Part 30 (the “Interim Final Rule”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by: (a) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (b) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (c) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from the Company or due to a change in control of the Company, except for payments for services performed or benefits accrued; (d) requiring the Company to “clawback” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (e) prohibiting the Company from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees; (f) prohibiting the Company from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company; (g) prohibiting the Company from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our next 20 most highly-compensated employees; and (h) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our next 20 most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also require that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2009. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

		Average Price	Total Number of Common	Maximum Number of
	Total Number of	Paid Per	Shares Purchased as Part of	Common Shares that May
	Common Shares	Common	Publicly Announced Plans	Yet be Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs (1)
July 1 thru July 31, 2009	—	—	—	1,527,826
August 1 thru August 31, 2009	—	—	—	1,494,716
September 1 thru September 30, 2009	—	—	—	1,493,388
Total	—	—	—	1,493,388

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of one million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At September 30, 2009, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No common shares have been purchased under this authorization in 2008 or 2009.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2009, incentive stock options covering 259,601 common shares were outstanding and 1,240,399 common shares were available for future grants.

The Park National Corporation 1995 Incentive Stock Option Plan (the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the common shares delivered upon exercise of incentive stock options granted under the 1995 Plan are to be treasury shares. No further incentive stock options may be granted under the 1995 Plan. As of September 30, 2009, incentive stock options covering 9,873 common shares were outstanding.

Incentive stock options, granted under both the 2005 Plan and the 1995 Plan, covering an aggregate of 269,474 common shares were outstanding as of September 30, 2009 and 1,240,399 common shares were available for future grants under the 2005 Plan. With 1,008,659 common shares held as treasury shares for purposes of the 2005 Plan and 1995 Plan at September 30, 2009, an additional 501,214 common shares remain authorized for repurchase for purposes of funding the 2005 Plan and 1995 Plan.
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

Exhibits

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

PARK NATIONAL CORPORATION
DATE: October 26, 2009	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: October 26, 2009	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

12	Computation of Ratios (filed herewith)

31.1	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a — 14(a) / 15d — 14(a) Certifications (Principal Financial Officer)

32.1	Section 1350 Certifications (Principal Executive Officer)

32.2	Section 1350 Certifications (Principal Financial Officer)