Form 10-K
period 2009-12-31
PARK NATIONAL CORP /OH/
filed 2010-02-24
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13006
Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	31-1179518 (I.R.S. Employer Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio (Address of principal executive offices)	43058-3500 (Zip Code)
(740) 349-8451
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE Amex LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑ Yes ☐ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2009, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $765,345,287 based on the closing sale price as reported on NYSE Amex LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2010

Common Shares, without par value	14,882,770 common shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Registrant’s 2009 Annual Report	Parts I and II

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2010	Part III
Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
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
Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (“Common Shares”), are listed on NYSE Amex LLC (“NYSE Amex”), under the symbol “PRK.”
Park maintains an Internet Web site at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park’s Internet Web site into this Annual Report on Form 10-K). Park makes available free of charge on or through its Internet Web site Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).
Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by its subsidiaries’ respective officers.
Subsidiary Banks
Through Park’s subsidiary banks:
•	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio and Boone County in Kentucky; and
•	Vision Bank (“Vision Bank”), a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Leon, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida,

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
Park National Bank operates 127 financial service offices in Ohio and Northern Kentucky through eleven banking divisions with: (i) the Park National Division headquartered in Newark, Ohio; (ii) the Fairfield National Division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Milford, Ohio; (iv) the Century National Division headquartered in Zanesville, Ohio; (v) the Second National Division headquartered in Greenville, Ohio; (vi) the Richland Trust Division headquartered in Mansfield, Ohio; (vii) the United Bank Division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Division headquartered in Mount Vernon, Ohio; (ix) the Farmers & Savings Bank Division headquartered in Loudonville, Ohio; (x) the Security National Division headquartered in Springfield, Ohio; and (xi) the Unity National Division headquartered in Piqua, Ohio.
Park’s two subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 23 of the Notes to Consolidated Financial Statements located on page 73 of Park’s 2009 Annual Report. That financial information is incorporated herein by reference.
At December 31, 2009 and as of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 145 financial service offices and a network of 168 automated teller machines.
Consumer Finance Subsidiary
Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Other” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements located on page 73 of Park’s 2009 Annual Report. This financial information is immaterial for purposes of separate disclosure.
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

A former subsidiary of Park National Bank, Park Leasing Company (“Park Leasing”), was dissolved effective on December 31, 2009 after winding down its operations. Park Leasing was formed in 2001 for the purpose of participating in an automobile leasing program with a major national insurance company. However, that program was terminated during the fourth quarter of 2004.
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
Title Agency Subsidiary
As of the date of this Annual Report on Form 10-K, Park National Bank held 49% of the ownership interest of Park Title Agency, LLC. (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area. Park sold 31% of the ownership interest in Park Title Agency to the other member of Park Title Agency for $200,000 in February 2009.
Vision Bank Networking
Vision Bank conducts permissible insurance and securities networking activities under the d/b/a “Vision Bancshares Financial Group.” In an agency capacity, Vision Bancshares Financial Group offers its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products. The securities activities of Vision Bancshares Financial Group consist primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third-party networking agreement. Since the consummation of the Vision Merger, the results of Vision Bancshares Financial Group have not been material to the consolidated entity.
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

Recent Developments
Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program
On December 23, 2008, Park completed the sale to the United States Department of the Treasury (the “U.S. Treasury”) of $100.0 million of newly-issued Park non-voting preferred shares as part of the U.S. Treasury’s Capital Purchase Program (the “CPP”) enacted as part of the Troubled Assets Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (the “EESA”). To finalize Park’s participation in the CPP, Park and the U.S. Treasury entered into a Letter Agreement, dated December 23, 2008 (the “Letter Agreement”), including the related Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”). Pursuant to the UST Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase 227,376 Park Common Shares, at an exercise price of $65.97 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $100.0 million in cash. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by Park to the U.S. Treasury under the CPP will qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. In the Securities Purchase Agreement, the U.S. Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant. Any Common Shares issued by Park upon exercise of the Warrant will be issued from Common Shares held in treasury by Park.
Under standardized CPP terms, cumulative dividends on the Series A Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum from December 23, 2008 to, but excluding, February 15, 2014 and at a rate of 9% per annum from and after February 14, 2014, but will be paid only if, as and when declared by Park’s Board of Directors. The Series A Preferred Shares have no maturity date and rank senior to the Park Common Shares with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of Park.
The American Recovery and Reinvestment Act of 2009 (the “ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the appropriate federal banking agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period. As a result, subject to consultation with the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the U.S. Treasury must permit Park to redeem the Series A Preferred Shares at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs. If the Series A Preferred Shares were redeemed, Park would also have the right to repurchase the related Warrant for its appraised market value. If Park chose not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant. The U.S. Treasury has provided guidance, in the form of FAQs issued on February 26, 2009 and in May 2009, as to the procedures under which a TARP participant may repay any assistance received. If Park seeks to repay any assistance received under the CPP, Park will be subject to the existing supervisory procedures for approving redemption requests for capital instruments. Supervisors would weigh Park’s desire to redeem outstanding Series A Preferred Shares against the contribution of U.S. Treasury capital to Park’s overall soundness, capital adequacy and ability to lend, including confirming that Park has a comprehensive internal capital assessment process.

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
In the Securities Purchase Agreement, Park adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury owns any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant. These standards generally apply to Park’s executive officers. The ARRA retroactively amends the executive compensation and corporate governance provisions applicable to participants in the CPP. On June 15, 2009, the U.S. Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Park, and their subsidiaries by publishing an interim final rule under 31 C.F.R. Part 30. On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the “Interim Final Rule”). The executive compensation and corporate governance standards established under the ARRA and the Interim Final Rule remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase Common Shares of Park. The ARRA and the Interim Final Rule impose limitations on Park’s executive compensation practices. Please see the discussion of the standards for executive compensation and corporate governance under the EESA, the ARRA and the Interim Final Rule in the section captioned “Supervision and Regulation of Park and its Subsidiaries — Capital Purchase Program” below. The ARRA and the Interim Final Rule also require that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and post this policy on its Internet Web site.

2009 Capital Raising Activities
At-the-Market Offering
On May 27, 2009, Park and Park National Bank entered into a Distribution Agreement (the “Distribution Agreement”) with Sandler O’Neill + Partners, L.P. (the “Sales Agent”). Park could offer and sell Common Shares from time to time pursuant to the Distribution Agreement through the Sales Agent by means of ordinary brokers’ transactions on NYSE Amex at market prices, in block transactions or as otherwise agreed with the Sales Agent (the “At-the-Market Offering”).
During the period from May 27, 2009 through September 30, 2009, Park sold 288,272 Common Shares in the At-the-Market Offering through the Sales Agent. The aggregate gross proceeds from such sales were $17.5 million, and the aggregate compensation paid to the Sales Agent was $0.5 million. The aggregate net proceeds to Park from such sales were approximately $16.7 million, after deducting compensation to the Sales Agent and legal and accounting fees.
Park terminated the Distribution Agreement on January 27, 2010 and no further Common Shares will be offered or sold pursuant to the At-the-Market Offering.
Registered Direct Public Offering
On October 26, 2009, Park entered into a letter agreement with Rodman & Renshaw, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as exclusive placement agent on a “reasonable best efforts” basis in connection with the sale of 500,000 Common Shares together with Series A Warrants and Series B Warrants (the Series A Warrants and the Series B Warrants are collectively referred to as the “RDPO Warrants”) in the Registered Direct Public Offering described below. Park agreed in the letter agreement to pay the Placement Agent an aggregate fee equal to 3% of the gross proceeds from the sale of the Common Shares and RDPO Warrants in the Registered Direct Public Offering, plus 3% of the aggregate gross proceeds Park receives, if any, from the exercise of the RDPO Warrants. Park also agreed to reimburse the Placement Agent for all reasonable travel and other out-of-pocket expenses incurred by the Placement Agent in connection with the Registered Direct Public Offering, including the reasonable fees and expenses of the Placement Agent’s counsel, up to a maximum of $35,000.
On October 27, 2009, Park entered into Securities Purchase Agreements with certain institutional investors, pursuant to which Park agreed to sell, in a registered direct public offering, (i) an aggregate of 500,000 Common Shares, (ii) Series A Common Share Warrants, which are exercisable on or prior to the close of business on April 30, 2010, to purchase up to an aggregate of 250,000 Common Shares (the “Series A Warrants”), and (iii) Series B Common Share Warrants, which are exercisable on or prior to the closing of business on October 30, 2010, to purchase up to an aggregate of 250,000 Common Shares (the “Series B Warrants”) for total gross proceeds of approximately $30.8 million (the “Registered Direct Public Offering”). The aggregate compensation paid to the Placement Agent was $0.9 million. The aggregate net proceeds to Park from the Registered Direct Public Offering were approximately $29.8 million, after deducting compensation to the Placement Agent and legal and accounting fees.

The purchase price for each Common Share together with one-half of a Series A Warrant and one-half of a Series B Warrant was $61.59 (the “Per Share Purchase Price”), which was the closing price of Park’s Common Shares on October 26, 2009. The purchase price for each Common Share with no RDPO Warrants was $60.00. The purchase price for a combination of one-half of a Series A Warrant and one-half of a Series B Warrant was $1.59. Each RDPO Warrant entitles the investor to purchase one Common Share at $67.75, or 110% of the Per Share Purchase Price, subject to anti-dilution provisions that require adjustment to reflect stock dividends and splits, pro-rata distributions, certain cash dividends and certain fundamental transactions.
Sale of Common Shares to Pension Plan
On November 17, 2009, Park entered into a Subscription Agreement for Common Shares of Park National Corporation (the “Subscription Agreement”) with the Park National Corporation Defined Benefit Pension Plan (the “Subscriber”), pursuant to which the Subscriber agreed to purchase 115,800 Common Shares. The purchase price for the Common Shares was $60.45 per share, which was the closing price of the Common Shares on November 16, 2009. The aggregate proceeds to Park from the sale of Common Shares to the Subscriber pursuant to the Subscription Agreement were $7,000,110. The Common Shares were sold in reliance upon the exemptions from the Securities Act registration requirements provided by Section 4(6) of the Securities Act and Rule 506 promulgated under the Securities Act.
Sale of Subordinated Notes
On December 23, 2009, Park entered into a Subordinated Note Purchase Agreement, dated December 23, 2009 (the “Note Purchase Agreement”), with 38 purchasers (each, a “Subordinated Note Purchaser” and collectively, the “Subordinated Note Purchasers”). Each Subordinated Note Purchaser represented that such Purchaser qualifies as an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. Under the terms of the Note Purchase Agreement, the Subordinated Note Purchasers purchased from Park an aggregate principal amount of $35,250,000 of 10% Subordinated Notes due December 23, 2019 (individually, a “Subordinated Note” and collectively, the “Subordinated Notes”). The sale to the Subordinated Note Purchasers of the Subordinated Notes was exempt from the Securities Act registration requirements pursuant to Section 4(6) of the Securities Act and Rule 506 promulgated under the Securities Act. The Subordinated Notes are intended to qualify as Tier 2 Capital under applicable rules and regulations of the Federal Reserve Board. Each Subordinated Note was purchased at a purchase price of 100% of the principal amount thereof.
The Subordinated Notes mature on December 23, 2019 and are not secured by any assets of Park or any other collateral.
Interest on the Subordinated Notes is payable, in accordance with the terms of the Note Purchase Agreement and the form of Subordinated Note, at a fixed rate of 10 percent per annum, with interest payment dates of March 31, June 30, September 30 and December 31 of each year, beginning on December 31, 2009. Interest due on the Subordinated Notes is computed on the basis of a 360-day year of twelve 30-day months.

The Subordinated Notes may not be prepaid by Park prior to December 23, 2014. From and after December 23, 2014, Park may prepay all, or from time to time, any part of the Subordinated Notes at 100% of the principal amount (plus accrued interest) without penalty, subject to any requirement under Federal Reserve Board regulations to obtain prior approval from the Federal Reserve Board before making any prepayment.
The Note Purchase Agreement requires Park to, among other things, (i) maintain such capital as may be necessary to at all times qualify as “well-capitalized” under Federal Reserve Board regulations and (ii) restructure any portion of the Subordinated Notes that ceases to be deemed Tier 2 Capital (other than due to the limitation imposed by the Federal Reserve Board on the capital treatment of subordinated debt during the five years immediately preceding the maturity date of the Subordinated Notes).
If an event of default under the Note Purchase Agreement has occurred and is continuing, the Note Purchase Agreement restricts, among other things, Park’s ability to (i) declare or pay dividends on, make distributions with respect to, or redeem, repurchase or make any liquidation payment with respect to, any of its capital stock and (ii) make any payments of interest, principal or premium on, or repay, repurchase or redeem, any of Park’s indebtedness that ranks equally with or junior to the Subordinated Notes.
The Subordinated Notes may not be declared due and payable or otherwise accelerated unless (i) there is a petition in bankruptcy or for liquidation or to take advantage of any bankruptcy or insolvency law, or (ii) Park or any of its subsidiaries files for bankruptcy or liquidation, and then only if the holders of more than 50% of the principal amount of the Subordinated Notes at that time outstanding (the “Required Holders”) elect to do so and the Federal Reserve Board approves such acceleration, if such approval is required. In addition, if Park receives written notification from the Federal Reserve Board that the Subordinated Notes do not constitute Tier 2 Capital and thereafter any event of default occurs, the Required Holders may declare the Subordinated Notes immediately due and payable.
Summary of 2009 Capital Raising Activities
During 2009, Park sold, through the At-the-Market Offering, the Registered Direct Public Offering and the sale of Common Shares to the Subscriber, an aggregate of 904,072 Common Shares and 500,000 RDPO Warrants at a purchase price of $61.20 per average weighted share, for aggregate gross proceeds of $55.3 million and aggregate net proceeds of $53.5 million, after deducting payments to agents and legal and accounting fees. In addition, Park raised $35.25 million through the issuance of the Subordinated Notes. The aggregate gross proceeds from these capital raising activities were approximately $90.55 million and the net proceeds to Park from these capital raising activities, after deducting selling and due diligence expenses, were approximately $89 million.
Park will use the net proceeds from the 2009 capital raising activities for general corporate purposes and to help position Park to (i) redeem a portion or all of the Series A Preferred Shares and (ii) repurchase the Warrant, if and when applicable circumstances indicate that such redemption and repurchase are permitted and appropriate. When property values and problem asset ratios stabilize, Park intends to seek permission to redeem the Series A Preferred Shares and repurchase the Warrant and to cease participation in the CPP.

Services Provided by Park’s Subsidiaries
Each of Park’s subsidiary banks and their respective divisions provide the following principal services:
•	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;
•	commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which, except for home-equity-based credit cards, are offered through a third party), home equity lines of credit and commercial leasing;
•	trust and wealth management services;
•	cash management;
•	safe deposit operations;
•	electronic funds transfers;
•	online Internet banking with bill pay service; and
•	a variety of additional banking-related services tailored to the needs of individual customers.
Park believes that the deposit mix of its subsidiary banks is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of any subsidiary bank would not have a materially adverse effect on the business of that subsidiary bank or Park.
Guardian Finance also provides consumer finance services.
Lending Activities
Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in (i) the 28 Ohio counties and one Kentucky county served by the financial service offices of Park National Bank and (ii) the six Florida counties and one Alabama county serviced by the financial services offices of Vision Bank. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain acceptable loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, and installment loans. Each subsidiary bank also generates fixed rate residential real estate loans for sale to the secondary market.

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
Park has implemented two significant changes to Vision Bank’s underwriting procedures since the Vision Merger:
•	Prior to the Vision Merger, Vision Bank’s underwriting did not necessarily include a thorough examination of the full scope of each borrower’s situation. Vision Bank’s underwriting was more akin to traditional project financing, narrowly focused on the merits of a particular project. Since the Vision Merger, Vision Bank’s underwriting now includes a full underwriting examination of all material aspects of the operations of the borrower (with the borrower defined as both the direct obligor and any guarantor) including:
•	ancillary businesses that comprise a material portion of the borrower’s cash flow;

•	contingent debt obligations;

•	verification of liquidity; and

•	analysis of the probability that cash flow from “gains on sale” will continue.
•	The Park policies are more limiting in terms of speculative financing than the Vision Bank policy prior to the Vision Merger had been.
Additionally, commercial real estate loan limits have been implemented so that exposure to specific segments of the commercial real estate market (e.g., homebuilders, condominium projects, acquisition & development, raw land) are limited to a percentage of Park’s capital. These limits prevent Vision Bank from making certain types of commercial real estate loans.
Commercial Loans
At December 31, 2009, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,885 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 41% of their total aggregate loan portfolio as of that date. Of this amount, approximately $751 million represented commercial, financial and agricultural loans, $1,131 million represented commercial real estate loans and $3 million represented commercial leases. Vision Bank had approximately $212 million in commercial loans outstanding at December 31, 2009, representing approximately 31% of Vision Bank’s aggregate loan portfolio at that date. Of this amount, approximately $70 million represented commercial, financial and agricultural loans and approximately $142 million represented commercial real estate loans.

Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 3 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 36, and is incorporated herein by reference.
The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the six Florida counties and one Alabama county where Vision Bank operates. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes, depending on the amount of money lent, fully completed financial statements, third-party prepared financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of each repayment and the risk involved. In most instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable or real estate. The guarantee of the principals is generally required on loans made to closely-held business entities.
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Each subsidiary bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for each subsidiary bank’s portfolio generally have a variable interest rate. A CRE loan may be made with a fixed interest rate for a term generally not exceeding five years. For more information, please see Table 3 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW” on page 36, which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $89.9 million at December 31, 2009. Vision Bank’s regulatory limits for loans made to one borrower were $23.6 million for a secured loan or $14.2 million for an unsecured loan, at December 31, 2009. Participations in a loan by one or both of Park’s subsidiary banks in an amount larger than $20.0 million are generally sold to third-party banks or financial institutions based on an internal Park loan policy. While Park National Bank has a loan limit of $89.9 million, total indebtedness of the largest single borrower within the commercial portfolio was $24.7 million at December 31, 2009.

Park has a loan review program which annually evaluates substantially all (generally, about 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off. A work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 56 of Park’s 2009 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Since commercial loans generally have variable interest rates, an increase in interest rates increases the debt service requirement for the borrower, and a decrease in interest rates decreases the debt service requirement for the borrower. The Park pricing strategy generally does not include low introductory or “teaser” rates. Initial rates are often priced at a premium relative to the fully-indexed rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 7 and 8 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2009, Scope Aircraft Finance had outstanding approximately $145 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).

Consumer Loans
At December 31, 2009, Park’s subsidiary banks, together with Guardian Finance, had outstanding consumer loans (including automobile leases and home-equity-based credit cards) in an aggregate amount of approximately $704 million, constituting approximately 15% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank.
Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 56 of Park’s 2009 Annual Report, and is incorporated herein by reference. Each subsidiary bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offers home-equity-based credit card accounts through its consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 7 and 8 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.

Residential Real Estate and Construction Loans
At December 31, 2009, Park’s subsidiary banks had outstanding approximately $2,051 million in residential real estate, home equity lines of credit and construction mortgages, representing approximately 44% of total loans outstanding. Of this amount, approximately $1,275 million represented residential real estate loans, $280 million represented home equity lines of credit and $496 million represented construction loans. Of the $496 million in construction loans, $89 million are 1-4 family residential construction loans, and the remaining $407 million are commercial land and development (“CL&D”) loans. The market area for real estate lending by the subsidiary banks is concentrated in (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. Park had approximately $20.6 million of net charge-offs resulting from construction loans ($2.0 million related to 1-4 family residential construction loans and $18.6 million related to CL&D loans) during the year ended December 31, 2009. Vision Bank accounted for approximately $17.2 million ($1.6 million related to 1-4 family residential construction loans and $15.6 million related to CL&D loans), or 84%, of this total. At December 31, 2009, Vision Bank had approximately $235 million outstanding in construction loans ($17 million of 1-4 family residential construction loans and $218 million of CL&D loans), or 47% of Park’s consolidated total at the end of 2009. In addition to construction loans, Vision Bank had approximately $180 million of residential real estate loans and $44 million of home equity lines of credit.
Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and the appropriate appraised value of the real estate securing the loan. All loans are sent through automated underwriting to determine a risk classification. All loans receiving a risk classification of caution require review by a senior lender and generally require additional documentation if the loan is approved.
Each subsidiary bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans made for each subsidiary bank’s portfolio in this lending category are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. Park generally does not price residential loans using low introductory “teaser” rates. Each subsidiary bank also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. All real estate loans are secured by first mortgages with evidence of title in favor of the subsidiary bank in the form of an attorney’s opinion of title or a title insurance policy. Each subsidiary bank also requires proof of hazard insurance with the subsidiary bank named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.
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
Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 7 and 8 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 3 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 36, and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Vision Bank continues to experience high levels of loan losses on CL&D loans. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS — Changes in economic and political conditions could adversely affect our earnings, cash flows and capital, as our borrowers’ ability to repay loans and the value of the collateral causing our loans decline.” and “— Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 7 and 8 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 40, and is incorporated herein by reference.
Ohio-Based Insurance Agency
Park Insurance Group offers life insurance and other insurance products to its customers through licensed representatives who work for Park National Bank. Park Insurance Group’s customers include current customers of Park National Bank and other residents in the 28 Ohio counties and one Kentucky county served by Park National Bank. Park Insurance Group’s results to date have not been material to the consolidated entity.

Title Agency
Park Title Agency is a traditional title agency serving residential and commercial customers in the central Ohio area who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency’s customers include current customers of Park National Bank and other residents primarily in the 28 Ohio counties and one Kentucky county served by Park National Bank.
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
Employees
As of December 31, 2009, Park and its subsidiaries had 2,024 full-time equivalent employees.
Supervision and Regulation of Park and its Subsidiaries
Park, its subsidiary banks and many of its other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the deposit insurance fund of the Federal Deposit Insurance Corporation (the “FDIC”). They also restrict Park’s ability to repurchase its Common Shares or to receive dividends from its bank subsidiaries and impose capital adequacy and liquidity requirements.

Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE Amex under the trading symbol “PRK,” which subjects Park to the NYSE Amex Company Guide for listed companies. As a result of Park’s participation in the U.S. Treasury’s CPP, Park is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Asset Relief Program under EESA and ARRA, as discussed below under the caption “Capital Purchase Program.”
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Company (the “OCC”) and secondarily by the FDIC.
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
Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
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
The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. Although Park was a financial holding company effective in December 2007, Park ceased to be a financial holding company effective June 30, 2008, and neither Park nor any of its subsidiaries engages in any of the activities permitted for a financial holding company but not a bank holding company.
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
Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Park National Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Park National Bank is an insured depository institution as a member of the Deposit Insurance Fund. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
Regulation of Consumer Finance Companies
As a consumer finance company incorporated under Ohio law, Guardian Finance is subject to regulation and supervision by the Ohio Division of Financial Institutions. Division regulation and supervision designed to protect consumers affect the lending activities of Guardian Finance, including interest rates and certain loan terms, advertising and record retention. If grounds provided by law exist, the Ohio Division of Financial Institutions may suspend or revoke an Ohio consumer finance company’s ability to make loans.

Regulation of Florida State-Chartered Banks
Vision Bank is organized under the laws of the State of Florida and its deposits are insured by the FDIC up to the maximum amount permitted by law. Vision Bank is subject to regulation, supervision and regular examination by the State of Florida’s Office of Financial Regulation and the FDIC. Federal and state banking laws and regulations regulate, among other things, the scope of the banking business conducted by Vision Bank, its loans and investments, reserves against deposits, mergers and acquisitions, borrowings, dividends, minimum capital requirements and the establishment and closure of branches. The relationships of Vision Bank to its executive officers, directors and affiliates are also the subject of statutory and regulatory requirements. Both the Florida Office of Financial Regulation and the FDIC have broad enforcement powers over Florida state-chartered non-member banks, including the power to terminate deposit insurance, to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
Federal Deposit Insurance Corporation
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.
Insurance Premiums
Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the deposit insurance fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s deposits to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institutions, depending on the amount of the increase.
Insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.
Liability of Commonly Controlled Banks
Under the Federal Deposit Insurance Act, a bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (i) the default of a commonly controlled bank or (ii) any assistance provided by the FDIC to a commonly controlled bank in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of conditions indicating that a default is likely to occur in the absence of regulatory assistance. Thus, one of Park’s bank subsidiaries could be liable to the FDIC if the FDIC were to suffer a loss in connection with Park’s other bank subsidiary. This cross-guarantee liability for a loss at a commonly controlled institution would be subordinated in right of payment to deposit liabilities, secured obligations, any other general or senior liability, and any obligation subordinated to depositors or other general creditors, other than obligations owed to any affiliate of the insured depository institution (with certain exceptions).

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
The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain amounts of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan losses and net unrealized gains on certain available-for-sale equity securities, all subject to limitations established by the guidelines.
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
The Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

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
In order to be “well-capitalized,” a bank or bank holding company must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank or bank holding company must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks as well as Park meet the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements located on page 72 of Park’s 2009 Annual Report, which is incorporated herein by reference.
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
At December 31, 2009, approximately $47.7 million of the total stockholders’ equity of Park National Bank was available for payment to Park without the approval of the applicable regulatory authorities. See Note 17 of the Notes to Consolidated Financial Statements located on page 69 of Park’s 2009 Annual Report.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, the agreement pursuant to which the Series A Preferred Shares and the Warrant were sold by Park as part of the CPP under TARP requires regulatory approval for the payment of dividends on the Common Shares in excess of $0.94 per share per quarter, which is the amount of the last quarterly cash dividend declared by Park. For more information regarding our participation in the CPP, see the discussion above under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program”.
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
Under the Note Purchase Agreement governing the Subordinated Notes issued by Park in December 2009, if an event of default has occurred and is continuing, Park’s ability to declare or pay dividends on any of its capital stock will be restricted.
The dividend rights of holders of Park Common Shares are also qualified and subject to the dividend rights of holders of Series A Preferred Shares described above under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” and below under the caption “Capital Purchase Program.”
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
Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE Amex has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE Amex. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the EESA was signed into law on October 3, 2008 creating TARP. As part of TARP, the U.S. Treasury established the CPP to provide up to $250 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. In connection with the EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under the EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under the EESA or otherwise that affect Park.
The ARRA was signed into law on February 17, 2009. The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future recipients of funds under the CPP, including Park, as long as any obligation arising from the financial assistance provided to the recipient under the CPP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant. The ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the CPP without penalty, delay or the need to raise additional replacement capital.

As discussed in more detail above under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program,” Park elected to participate in the CPP. Pursuant to the CPP, on December 23, 2008, the U.S. Treasury purchased 100,000 Series A Preferred Shares from Park, as well as the Warrant to purchase 227,376 Common Shares of Park. As part of participation in the CPP, Park agreed to various requirements and restrictions imposed on all participants in the CPP. Among the terms of participation was a provision that the U.S. Treasury could change the terms of participation at any time.
The current terms of participation in the CPP include the following:
•	Park must file with the SEC a registration statement under the Securities Act, registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 227,376 Common Shares; and any Common Shares issuable from time to time upon exercise of the Warrant. On January 22, 2009, Park filed a Registration Statement on Form S-3 to register these securities, which Registration Statement became effective on filing.
•	As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Park will not be permitted to declare or pay dividends on any Common Shares, any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Park be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.
•	Unless the Series A Preferred Shares have been transferred to unaffiliated third parties or redeemed in whole, until December 23, 2011, the U.S. Treasury’s approval is required for any increase in common share dividends or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of junior preferred shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement with the U.S. Treasury.

•	As a recipient of government funding under the CPP, Park, together with its subsidiaries, must comply with the executive compensation and corporate governance standards established by the U.S. Treasury under the ARRA for so long as the U.S. Treasury holds any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). On June 15, 2009, the U.S. Treasury published executive compensation and corporate governance standards, which were amended effective December 7, 2009, applicable to TARP recipients, including Park, and their subsidiaries. The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Park and its subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and its subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of Park’s reported earnings to enhance the compensation of any of our employees; (vi) prohibiting Park and its subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and its subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and its subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of our five most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and post this policy on Park’s Internet Web site. Park must also permit in its proxy statements for annual meetings of shareholders a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC.

The U.S. Treasury has certain supervisory and oversight duties and responsibilities under the EESA, the CPP and the ARRA. Also, the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), which position was established pursuant to Section 121 of the EESA, has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under TARP and the CPP, including the Series A Preferred Shares purchased from Park.
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 47 and in Note 1 of the Notes to Consolidated Financial Statements located on pages 56 through 61 of Park’s 2009 Annual Report, Note 4 of the Notes to Consolidated Financial Statements located on pages 61 through 63 of Park’s 2009 Annual Report, Note 5 of the Notes to Consolidated Financial Statements located on page 63 of Park’s 2009 Annual Report, Note 8 of the Notes to Consolidated Financial Statements located on page 64 of Park’s 2009 Annual Report and Note 9 of the Notes to Consolidated Financial Statements located on pages 64 through 65 of Park’s 2009 Annual Report. This statistical disclosure is incorporated herein by reference.
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
Our business may be adversely affected by current conditions in the financial markets, the real estate market and economic conditions generally.
Negative developments in the capital markets beginning in the latter half of 2007 and continuing into 2010 produced uncertainty in the financial markets and a related economic downturn. Dramatic declines in the housing market, which resulted in decreasing home prices and increasing delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. The declines in the performance and value of mortgage assets started in the sub-prime market but spread to all mortgage and real estate asset classes, leveraged bank loans and nearly all other asset classes, including equity securities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.
Concerns over the stability of the financial markets and the economy have resulted in decreased lending by some financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and a widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly and many financial institutions have experienced decreased access to deposits or borrowings. Also, our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions.

Through much of 2009, the United States remained in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many companies are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. A worsening of current conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our markets. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.
A default by another larger financial institution could adversely affect financial markets generally.
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
Current levels of market volatility are unprecedented.
The capital and credit markets experienced volatility and disruption for more than a year. The volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on share prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If market disruption and volatility continue or worsen, we may experience a material adverse effect on our ability to access capital and on our business, financial condition and results of operations.
Changes in economic and political conditions could adversely affect our earnings, cash flows and capital, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
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
Our lending and deposit gathering activities are concentrated primarily in Ohio and in Gulf Coast communities in Alabama and on the Florida panhandle and our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio and, more dramatically, Gulf Coast communities have been negatively impacted by the severity of the economic conditions. Additional adverse changes in regional and general economic conditions could reduce our growth rate, impair our ability to collect loans and sell collateral for loans upon foreclosure, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We continue to experience difficult credit conditions, especially in the Florida and Alabama markets in which we operate. Vision Bank had $28.9 million in net loan charge-offs for 2009 ($9.8 for the fourth quarter of 2009) and recorded a provision for loan losses for 2009 of $44 million ($16.0 million for the fourth quarter of 2009). Park’s nonperforming loans (defined as loans that are 90 days past due and still accruing, nonaccrual loans and renegotiated loans still accruing interest) were $248.5 million or 5.4% of loans at December 31, 2009 and $167.8 million or 3.7% of loans at December 31, 2008. At December 31, 2009, Vision Bank had nonperforming loans of $159.6 million or 23.6% of loans compared to $94.7 million or 13.7% of loans at December 31, 2008.
While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future. Excluding the goodwill impairment charges of $55.0 million in 2008, Vision Bank had net losses of $30.1 million in 2009 and $26.2 million in 2008. Park contributed $37.0 million to the capital of Vision Bank in 2009 and $50.0 million in 2008. Given the current economic environment in Vision Bank’s market, Park has agreed to maintain the leverage ratio at Vision Bank at 10% and to maintain the total risk-based capital ratio at 14%.
It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings, cash flows and capital continue to be susceptible to further declining credit conditions in the markets in which we operate.
Increases in FDIC insurance premiums may have a material adverse affect on our earnings.
During 2008 and 2009, there were higher levels of bank failures which dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC voted on December 16, 2008 to increase assessment rates of insured depository institutions uniformly by 7 basis points (7 cents for every $100 of deposits), beginning with the first quarter of 2009. Additional changes, beginning April 1, 2009, were to require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
The EESA instituted two temporary programs effective through December 31, 2009 to further insure customer deposits at FDIC-member banks: deposit accounts are now insured up to $250,000 per customer (up from $100,000) and noninterest bearing transactional accounts are fully insured (unlimited coverage). On May 20, 2009, President Obama signed into law the Helping Families Save Their Homes Act of 2009 (the “HFSTHA”) which, among other things, amended the EESA to extend the effectiveness of these temporary programs through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except IRAs and certain other retirement accounts, which will remain at $250,000 per depositor.

On May 22, 2009, the FDIC adopted a final rule that imposed a special assessment for the second quarter of 2009 of 5 basis points on each insured depositary institution’s assets minus its Tier 1 capital as of June 30, 2009, which was collected on September 30, 2009. The special assessment for Park was $3.1 million.
On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate in effect on September 30, 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On September 29, 2009, the FDIC increased annual assessment rates uniformly by 3 basis points beginning in 2011. As a result, an institution’s total base assessment rate for purposes of estimating an institution’s assessment for 2011 and 2012 was increased by 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for an estimated five percent annual growth rate in the assessment base through the end of 2012. Park paid $29.7 million for the three-year prepayment in December 2009, which will be expensed over three years.
In January 2010, the FDIC issued an advance notice of proposed rule-making asking for comments on how the FDIC’s risk-based deposit insurance assessment system could be changed to include the risks of certain employee compensation as criteria in the assessment system.
We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Increases in FDIC insurance premiums may materially adversely affect our results of operations and our ability to continue to pay dividends on our common shares at the current rate or at all.
Because of our participation in the Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our shares and restrictions on compensation paid to our executive officers and certain other most highly-compensated employees.
We participate in the CPP. For more information regarding our participation in the CPP, see the discussion under the caption “Recent Developments — Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” in “Item 1 — Business” of Part I of this Annual Report on Form 10-K.
To finalize Park’s participation in the CPP, Park and the U.S. Treasury entered into the Securities Purchase Agreement. Pursuant to the Securities Purchase Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 Series A Preferred Shares and (ii) the Warrant, for an aggregate purchase price of $100.0 million in cash. The Securities Purchase Agreement limits our ability to declare or pay dividends on any of our shares. Specifically, we are unable to declare dividend payments on Common Shares, junior preferred shares or pari passu preferred shares if we are in arrears on the payment of dividends on the Series A Preferred Shares. Further, we are not permitted to increase dividends on our Common Shares above the amount of the last quarterly cash dividend per Common Share declared prior to October 14, 2008 ($0.94 per Common Share) without the U.S. Treasury’s approval until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. In addition, our ability to repurchase our shares is restricted. The consent of the U.S. Treasury generally is required for us to make any share repurchase (other than in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and certain other limited circumstances specified in our Articles of Incorporation) until December 23, 2011, unless all of the Series A Preferred Shares have been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, Common Shares, junior preferred shares or pari passu preferred shares may not be repurchased if we are in arrears on the payment of Series A Preferred Share dividends.

As a recipient of government funding under the CPP, we, together with our subsidiaries, must comply with the executive compensation and corporate governance standards imposed by the ARRA and the standards established by the Secretary of the Treasury under the ARRA (including the Interim Final Rule) for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). The ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Park and our subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and our subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees; (vi) prohibiting Park and our subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and our subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and our subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of our five most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and post this policy on Park’s Internet Web site.

Restrictions on compensation may make it more difficult for us to hire or retain personnel, which might adversely affect our financial condition or results of operations.
Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Our earnings depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 10 in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW” on page 43, is incorporated herein by reference.
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
In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, government has intervened on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the measures subject us and other institutions for which they were designed to additional restrictions, oversight or costs that may have an impact on our business, results of operations or the trading price of our Common Shares.

Proposals for legislation that could substantially intensify the regulation of the financial services industry have been introduced in the United States Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the United States, are possible in the years ahead. We are unable to predict whether any of these initiatives will succeed, which form they will take, or whether any additional changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see the discussion under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 — Business” of Part I of this Annual Report on Form 10-K.
We extend credit to a variety of customers based on internally set standards and the judgment of our loan officers and bank division presidents. We manage the credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessing the quality of the credit already extended. Our credit standards and on-going process of credit assessment might not protect us from significant credit losses.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience loan losses, particularly at Vision Bank, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.
Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.
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
We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.
During the fourth quarter of 2009, management of Park made a change in accounting estimate (as defined under GAAP) for the calculation of the allowance for loan losses. Based on escalating losses within the Commercial Land and Development (“CL&D”) loan portfolio of Vision Bank, management of Park determined that it was necessary to segregate this portion of the portfolio for both impaired credits, as well as those CL&D loans that were still accruing at December 31, 2009. From the date Park acquired Vision Bank (March 9, 2007) through December 31, 2009, Vision Bank has had cumulative charge-offs within the CL&D portfolio of $51.3 million. Additionally, at December 31, 2009, management of Park established a specific reserve of $21.7 million related to those CL&D loans at Vision Bank that are deemed to be impaired. Vision Bank had $132.8 million of performing CL&D loans at December 31, 2009. Additionally, Park National Bank had $21.3 million of loan participations related to CL&D loans originated by Vision Bank. Management expects the loan loss provision for 2010 will be approximately $45 million to $55 million. This estimate reflects management’s expectation that: (1) future declines in collateral values will be moderate as the economy continues to improve and pricing stabilizes through 2010 and (2) new nonperforming loans, specifically new nonperforming CL&D loans at Vision Bank, will decline in 2010. As discussed under the caption “Credit Experience” in the section of our 2009 Annual Report captioned “FINANCIAL REVIEW” on pages 40 through 42, Vision Bank’s performing CL&D loan portfolio has declined significantly over the past two years. For more information on these estimates, refer to the discussion of our “Critical Accounting Policies” included in the section of our 2009 Annual Report captioned “FINANCIAL REVIEW” on pages 32 and 33. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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
Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by governmental regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to attract and keep customers and can expose us to potential litigation and regulatory action.
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
In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.
Changes in accounting standards could impact reported earnings.
The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.
We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on our financial condition, results of operations and cash flows.
We and our subsidiaries may be involved from time to time in the future in a variety of litigation arising out of our business. The risk of litigation increases in times of increased troubled loan collection activity. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, we may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
As a bank holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our Common Shares and service our debt is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Shares or our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that our banking and other subsidiaries may pay to us without regulatory approval. Our banking subsidiaries generally may not, without prior regulatory approval, pay a dividend in an amount greater than their undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by Park National Bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Park National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.
Payment of dividends could also be subject to regulatory limitations if Park’s banking subsidiaries became “under-capitalized” for purposes of the applicable “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2008 and 2009, Park’s banking subsidiaries were in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”
Vision Bank is not currently permitted to pay dividends to us and we can provide no assurances regarding if or when Vision Bank will be permitted to begin paying dividends to us again.
In addition, if any of our subsidiaries becomes insolvent, the direct creditors of that subsidiary will have a prior claim on that subsidiary’s assets. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm our business.
As part of our financial institution business, we collect, process and retain sensitive and confidential client and customer information on behalf of our subsidiaries and other third parties. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events. If information security is breached, information can be lost or misappropriated, resulting in financial loss or costs to us. Any security breach involving confidential customer information, whether by us or by our vendors, could severely damage our reputation, expose us to the risks of litigation and liability or disrupt our operations and have a material adverse effect on our business.
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

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis. While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, may find it more difficult to enforce the contract. In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs. Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit the needs of our clients and ourselves and adversely affect our profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 127 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:
•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;
•	a financial service office in Athens in Athens County;
•	a financial service office in West Chester in Butler County;
•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;
•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;
•	financial service offices in Amelia (two offices), Cincinnati (two offices), Milford (two offices), New Richmond and Owensville in Clermont County;
•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;
•	financial service offices in Greenville (five offices), Arcanum (two offices) and Versailles in Darke County;
•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (eight offices) in Fairfield County;
•	a financial service office in Jeffersonville in Fayette County;
•	financial service offices in Canal Winchester, Columbus, Gahanna and Worthington in Franklin County;
•	financial service offices in Jamestown and Xenia (two offices) in Greene County;
•	a financial service office in Anderson in Hamilton County;
•	a financial service office in Logan in Hocking County;
•	financial service offices in Millersburg (two offices) in Holmes County;
•	financial service offices in Mount Vernon (3 offices), Centerburg, Danville and Fredericktown in Knox County;
•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg (two offices) and Utica in Licking County;
•	a financial service office in Plain City in Madison County;
•	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;
•	a financial service office in Fort Recovery in Mercer County;
•	financial service offices in Piqua (three offices), Tipp City and Troy (two offices) in Miami County;
•	financial service offices in Mount Gilead (two offices) in Morrow County;
•	financial service offices in Zanesville (seven offices), New Concord and Dresden in Muskingum County;
•	a financial service office in New Lexington in Perry County;
•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;
•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.

Park National Bank also has one financial service office in Florence (Boone County), Kentucky.
The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Division. The financial service offices in Canal Winchester, Reynoldsburg and Fairfield County comprise the Fairfield National Division. The financial service offices in Ashland County comprise the Farmers & Savings Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Division. The financial service offices in Butler, Clermont, Hamilton and Warren Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Trust Division. The financial service offices in Darke and Mercer Counties comprise the Second National Division. The financial service offices in Champaign, Clark, Fayette, Greene and Madison Counties comprise the Security National Division. The financial service offices in Crawford and Marion Counties comprise the United Bank Division. The financial service offices in Miami County comprise the Unity National Division. Of the financial service offices described above, 38 are leased and the remainder are owned. Park National Bank also operates 35 off-site automated teller machines.
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

Vision Bank has eight financial service offices in Alabama, one each in Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale in Baldwin County and one messenger office in Gulf Shores in Baldwin County, Alabama. Of Vision Bank’s 18 financial service offices, 10 are leased and the remainder are owned. Vision Bank also operates five off-site automatic teller machines.

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
There were no matters submitted to a vote of the shareholders of Park during the fourth quarter of the fiscal year ended December 31, 2009.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 14 — Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 47.
On November 17, 2009, Park entered into a Subscription Agreement for Common Shares of Park National Corporation (the “Subscription Agreement”) with the Park National Corporation Defined Benefit Pension Plan (the “Subscriber”), pursuant to which the Subscriber agreed to purchase 115,800 Common Shares. The purchase price for the Common Shares was $60.45 per share, which was the closing price of the Common Shares on November 16, 2009. The aggregate proceeds to Park from the sale of Common Shares to the Subscriber pursuant to the Subscription Agreement were $7,000,110. The Common Shares were sold to the Subscriber in reliance upon the exemptions from the Securities Act registration requirements provided by Section 4(6) of the Securities Act and Rule 506 promulgated under the Securities Act.

No purchases of Park’s Common Shares were made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2009. The following table provides information concerning changes in the maximum number of Common Shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options.

				Maximum
			Total Number of	Number of
			Common Shares	Common Shares
			Purchased as Part	that May Yet Be
	Total Number of	Average Price	of Publicly	Purchased under
	Common Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Common Share	or Programs	Programs (1)

October 1 through October 31, 2009	—	—	—	1,493,388

November 1 through November 30, 2009	—	—	—	1,486,368

December 1 through December 31, 2009	—	—	—	1,483,515

Total	—	—	—	1,483,515

(1)	The number shown represents, as of the end of each period, the maximum aggregate number of Common Shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 and 1995 Incentive Stock Option Plans as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors had authorized management to purchase up to an aggregate of 1,000,000 additional Common Shares over the three-year period ending July 15, 2010 in open market purchases or through privately-negotiated transactions, to be held as treasury shares for general corporate purposes. At December 31, 2009, 992,174 Common Shares remained authorized for repurchase under this stock repurchase authorization. No Common Shares were purchased under this authorization in 2009 and no Common Shares have been purchased under this authorization in 2010 through the date of this Annual Report on Form 10-K.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 Common Shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the Common Shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During 2009, Park did not purchase any Common Shares to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2009, incentive stock options covering 254,870 Common Shares were outstanding and 1,245,130 Common Shares were available for future grants under the 2005 Plan.

The Park National Corporation 1995 Incentive Stock Option Plan (as amended, the “1995 Plan”) was adopted April 17, 1995, and amended April 20, 1998 and April 16, 2001. Pursuant to the terms of the 1995 Plan, all of the Common Shares delivered upon exercise of incentive stock options granted under the 1995 Plan were to be treasury shares. As of December 31, 2009, there were no incentive stock options outstanding under the 1995 Plan and no further incentive stock options may be granted under the 1995 Plan.

Incentive stock options, granted under the 2005 Plan, covering an aggregate of 254,870 Common Shares were outstanding as of December 31, 2009 and 1,245,130 Common Shares were available for future grants under the 2005 Plan. With 1,008,659 Common Shares held as treasury shares for purposes of the 2005 Plan at December 31, 2009, an additional 491,341 Common Shares remained authorized for repurchase for purposes of funding the 2005 Plan.

ITEM 6.	SELECTED FINANCIAL DATA.
The information called for in this Item 6 is incorporated herein by reference from “Table 12 — Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on page 45.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 47.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As noted in Table 5 and Table 10 included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW” on pages 37 and 43, respectively, Park’s tax equivalent net interest margin has remained fairly stable over each of the three fiscal years ended December 31, 2009, 2008 and 2007. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 4.22%, 4.16% and 4.20% for each of the fiscal years ended December 31, 2009, 2008 and 2007, respectively. As noted in Note 21 of the Notes to Consolidated Financial Statements under the caption “Fair Values” on pages 70 through 72 of Park’s 2009 Annual Report, Park and its subsidiaries did not have any derivative financial instruments in 2007. However, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25,000,000 issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW — SOURCE OF FUNDS — Subordinated Debentures/Notes” on page 34, and in Note 19 of the Notes to Consolidated Financial Statements located on pages 69 and 70 of Park’s 2009 Annual Report and Note 21 of the Notes to Consolidated Financial Statements located on pages 70 through 72 of Park’s 2009 Annual Report is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW — CAPITAL RESOURCES — Liquidity and Interest Rate Sensitivity Management,” on pages 42 and 43, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on pages 43 and 44 of Park’s 2009 Annual Report under the caption “FINANCIAL REVIEW — CONTRACTUAL OBLIGATIONS — Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included on page 69 of Park’s 2009 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2009 and 2008, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2009, 2008 and 2007, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) appearing on pages 49 through 75 of Park’s 2009 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 13 — Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2009 Annual Report captioned “FINANCIAL REVIEW,” on pages 45 and 46, is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 48 of Park’s 2009 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 49 of Park’s 2009 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 19, 2010 (the “2010 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1 — ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2010 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2010 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2010 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES — Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2010 Proxy Statement.

Committee Charters; Code of Business Conduct and Ethics
Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee.
In accordance with the requirements of Section 807 of the NYSE Amex Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary, Park’s Chief Financial Officer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet Web site located at www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Nominating Procedures” in Park’s 2010 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders held on April 20, 2009.

Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS — Committees of the Board — Audit Committee” in Park’s 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2010 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2010 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION — Compensation Committee Report” in Park’s 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2010 Proxy Statement.
Equity Compensation Plan Information
Park has two compensation plans (excluding plans assumed by Park in the merger with Security Banc Corporation effective March 23, 2001 (the “Assumed Security Plans”)) under which Common Shares of Park are authorized for issuance to directors, officers or employees of Park and Park’s subsidiaries in exchange for consideration in the form of goods or services — the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors’ Stock Plan”). In addition, Park maintains the Park National Corporation Employees Stock Ownership Plan (the “Park KSOP”), which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended. The 2005 Plan and the Directors’ Stock Plan have been approved by Park’s shareholders.

The following table shows the number of Common Shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 2005 Plan outstanding at December 31, 2009, the weighted-average exercise price of those ISOs and the number of Common Shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2009, excluding Common Shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan. The table does not include Common Shares subject to outstanding options granted under the Assumed Security Plans. Footnote (2) to the table sets forth the total number of Common Shares issuable upon exercise of options granted under the Assumed Security Plans which were outstanding at December 31, 2009, and the weighted-average exercise price of those options. Park cannot grant additional options under the Assumed Security Plans.

					Number of Common
					Shares remaining
					available for future
	Number of Common				issuance under equity
	Shares to be issued		Weighted-average		compensation plans
	upon exercise of		exercise price of		(excluding Common
	outstanding options,		outstanding options,		Shares reflected in
	warrants and rights		warrants and rights		column (a))
Plan category	(a)		(b)		(c)

Equity compensation plans approved by shareholders	254,870		$97.78		1,305,530	(1)

Equity compensation plans not approved by shareholders		(2)		(2)		(2)

Total	254,870		$97.78		1,305,530	(1)

(1)	Includes 1,245,130 Common Shares remaining available for future issuance under the 2005 Plan and 60,400 Common Shares remaining available for future issuance under the Directors’ Stock Plan.

(2)	The table does not include information for the Assumed Security Plans. A total of 22 Common Shares were issuable upon exercise of options granted under Assumed Security Plans which were outstanding at December 31, 2009. The weighted-average exercise price of all options granted under the Assumed Security Plans which were outstanding at December 31, 2009, was $92.91. Park cannot grant additional options under the Assumed Security Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Party Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE — Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2010 Proxy Statement.

Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE — Independence of Directors” in Park’s 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS — Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS — Fees of Independent Registered Public Accounting Firm” in Park’s 2010 Proxy Statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1)	Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park’s 2009 Annual Report as noted:
Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) — Incorporated by reference from page 49 of Park’s 2009 Annual Report
Consolidated Balance Sheets at December 31, 2009 and 2008 — Incorporated by reference from pages 50 and 51 of Park’s 2009 Annual Report
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007 — Incorporated by reference from pages 52 and 53 of Park’s 2009 Annual Report
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 — Incorporated by reference from page 54 of Park’s 2009 Annual Report
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 — Incorporated by reference from page 55 of Park’s 2009 Annual Report
Notes to Consolidated Financial Statements — Incorporated by reference from pages 56 through 75 of Park’s 2009 Annual Report

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
Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”)* (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (Registration No. 333-139083))

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
Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(g) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-13006) (“Park’s 2008 Form 10-K”))

Exhibit No.		Description of Exhibit

3.2	(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2	(b)
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

Exhibit No.		Description of Exhibit

4.2	(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5
Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 28, 2009 (File No. 1-13006) (“Park’s October 28, 2009 Form 8-K”))

4.8
Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))

4.9		Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)

Exhibit No.		Description of Exhibit

4.10		Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1	†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2	(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2	(b)†
Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3	(a)†
Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3	(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

10.3	(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4	†
Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5	†
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

10.6	†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

Exhibit No.		Description of Exhibit

10.7	†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.8	†	Security National Bank and Trust Co. Second Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to Park’s 2008 Form 10-K)

10.9	†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10	†
Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.11
Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.12	(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12	(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.13	†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14	†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

Exhibit No.		Description of Exhibit

10.15	(a)†
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15	(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15	(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16		Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17		Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18		Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19		Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

10.20
Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

12		Computation of ratios (filed herewith)

13		2009 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14		Code of Business Conduct and Ethics, as amended January 26, 2009 and updated January 30, 2009 (incorporated herein by reference to Exhibit 14 to Park’s 2008 Form 10-K)

21		Subsidiaries of Park National Corporation (filed herewith)

23		Consent of Crowe Horwath LLP (filed herewith)

Exhibit No.		Description of Exhibit

24		Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1		Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer (filed herewith)

31.2		Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer (filed herewith)

32		Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer and Principal Financial Officer (filed herewith)

99.1		Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (filed herewith)

99.2		Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (filed herewith)

99.3	(a)
Distribution Agreement, dated May 27, 2009, among Park National Corporation, The Park National Bank and Sandler O’Neill & Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to Park’s Current Report on Form 8-K dated and filed May 27, 2009 (File No. 1-13006))

99.3	(b)
Amendment to Distribution Agreement, dated as of November 25, 2009, among Park National Corporation, The Park National Bank and Sandler O’Neill & Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to Park’s Current Report on Form 8-K dated and filed November 25, 2009 (File No. 1-13006))

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

None.
[Remainder of page intentionally left blank; signatures on following page]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION
Date: February 24, 2010	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2010.

Name	Capacity

/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director

/s/ David L. Trautman David L. Trautman	President, Secretary and Director

/s/ John W. Kozak John W. Kozak	Chief Financial Officer

/s/ Brady T. Burt Brady T. Burt	Chief Accounting Officer

/s/ Maureen Buchwald* Maureen Buchwald	Director

/s/ James J. Cullers* James J. Cullers	Director

/s/ Harry O. Egger* Harry O. Egger	Director

/s/ F. William Englefield IV* F. William Englefield IV	Director

Name	Capacity

/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director

/s/ William T. McConnell* William T. McConnell	Director

/s/ Timothy S. McLain* Timothy S. McLain	Director

/s/ John J. O’Neill* John J. O’Neill	Director

/s/ William A. Phillips* William A. Phillips	Director

/s/ Rick R. Taylor* Rick R. Taylor	Director

/s/ Sarah Reese Wallace* Sarah Reese Wallace	Director

/s/ Leon Zazworsky* Leon Zazworsky	Director

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 24th day of February, 2010.

By:	/s/ C. Daniel DeLawder C. Daniel DeLawder Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION
Annual Report on Form 10-K
for the
Fiscal Year Ended December 31, 2009
INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

2.1	(a)
Agreement and Plan of Merger, dated to be effective as of September 14, 2006, by and between Park National Corporation and Vision Bancshares, Inc. (the “Vision Bancshares Merger Agreement”)* (incorporated herein by reference to Annex A to the Prospectus of Park National Corporation/Proxy Statement of Vision Bancshares, Inc. dated January 9, 2007, filed on January 11, 2007 pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended (Registration No. 333-139083))

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

Exhibit No.		Description of Exhibit

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

Exhibit No.		Description of Exhibit

3.1	(g)
Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only — not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(g) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-13006) (“Park’s 2008 Form 10-K”))

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

Exhibit No.		Description of Exhibit

4.6
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement — Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 28, 2009 (File No. 1-13006) (“Park’s October 28, 2009 Form 8-K”))

4.8
Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))

4.9		Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)

4.10		Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1	†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2	(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2	(b)†
Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3	(a)†
Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3	(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

Exhibit No.		Description of Exhibit

10.3	(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4	†
Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5	†
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

10.6	†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.7	†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.8	†	Security National Bank and Trust Co. Second Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to Park’s 2008 Form 10-K)

10.9	†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10	†
Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.11
Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

Exhibit No.		Description of Exhibit

10.12	(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12	(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.13	†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14	†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15	(a)†
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15	(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15	(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16		Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17		Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18		Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19		Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

Exhibit No.	Description of Exhibit

10.20
Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

12	Computation of ratios (filed herewith)

13	2009 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended January 26, 2009 and updated January 30, 2009 (incorporated herein by reference to Exhibit 14 to Park’s 2008 Form 10-K)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications — Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications — Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code — Principal Executive Officer and Principal Financial Officer (filed herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (filed herewith)

Exhibit No.		Description of Exhibit

99.2		Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (filed herewith)

99.3	(a)
Distribution Agreement, dated May 27, 2009, among Park National Corporation, The Park National Bank and Sandler O’Neill & Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to Park’s Current Report on Form 8-K dated and filed May 27, 2009 (File No. 1-13006))

99.3	(b)
Amendment to Distribution Agreement, dated as of November 25, 2009, among Park National Corporation, The Park National Bank and Sandler O’Neill & Partners, L.P. (incorporated herein by reference to Exhibit 99.1 to Park’s Current Report on Form 8-K dated and filed November 25, 2009 (File No. 1-13006))

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