Form 10-Q
period 2010-03-31
PARK NATIONAL CORP /OH/
filed 2010-04-30
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes	☒	No	☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

14,882,765 Common shares, no par value per share, outstanding at April 29, 2010.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31,	December 31,
	2010	2009

Assets:
Cash and due from banks	$104,065	$116,802
Money market instruments	145,995	42,289
Cash and cash equivalents	250,060	159,091
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $1,342,318 and $1,241,381
at March 31, 2010 and December 31, 2009)	1,385,905	1,287,727
Securities held-to-maturity, at amortized cost
(fair value of $503,603 and $523,450
at March 31, 2010 and December 31, 2009)	486,641	506,914
Other investment securities	68,919	68,919
Total investment securities	1,941,465	1,863,560

Loans	4,597,304	4,640,432
Allowance for loan losses	(119,674)	(116,717)
Net loans	4,477,630	4,523,715

Bank owned life insurance	142,668	137,133
Goodwill and other intangible assets	80,863	81,799
Bank premises and equipment, net	69,231	69,091
Other real estate owned	45,854	41,240
Accrued interest receivable	25,184	24,354
Mortgage loan servicing rights	10,859	10,780
Other	132,273	129,566

Total assets	$7,176,087	$7,040,329

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$862,143	$897,243
Interest bearing	4,406,715	4,290,809
Total deposits	5,268,858	5,188,052

Short-term borrowings	267,075	324,219
Long-term debt	654,361	654,381
Subordinated debentures	75,250	75,250
Accrued interest payable	8,658	9,330
Other	180,987	71,833
Total liabilities	6,455,189	6,323,065

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized at March 31, 2010 and
December 31, 2009; 100,000 shares issued at March 31, 2010 and
December 31, 2009 with $1,000 per share liquidation preference)	96,685	96,483
Common stock (No par value; 20,000,000 shares
authorized; 16,151,097 shares issued at March 31, 2010 and
16,151,112 shares issued at December 31, 2009)	301,207	301,208
Common stock warrant	5,361	5,361
Retained earnings	429,209	423,872
Treasury stock (1,268,332 shares at March 31, 2010
and 1,268,332 shares at December 31, 2009)	(125,321)	(125,321)
Accumulated other comprehensive income,
net of taxes	13,757	15,661
Total stockholders' equity	720,898	717,264

Total liabilities and stockholders' equity	$7,176,087	$7,040,329

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009

Interest and dividend income:

Interest and fees on loans	$66,441	$69,088

Interest and dividends on:
Obligations of U.S. Government,
its agencies and other securities	20,475	23,828
Obligations of states
and political subdivisions	217	422

Other interest income	69	27
Total interest and dividend income	87,202	93,365

Interest expense:

Interest on deposits:
Demand and savings deposits	1,775	2,905
Time deposits	10,650	14,374

Interest on borrowings:
Short-term borrowings	344	1,186
Long-term debt	7,053	6,667

Total interest expense	19,822	25,132

Net interest income	67,380	68,233

Provision for loan losses	16,550	12,287

Net interest income after
provision for loan losses	50,830	55,946

Other income:
Income from fiduciary activities	3,422	2,860
Service charges on deposit accounts	4,746	5,161
Other service income	2,982	5,546
Other	5,560	5,643
Total other income	16,710	19,210

Gain on sale of securities	8,304	-

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009

Other expense:
Salaries and employee benefits	$25,171	$25,487
Occupancy expense	3,117	3,158
Furniture and equipment expense	2,632	2,378
Other expense	16,970	14,839
Total other expense	47,890	45,862

Income before income taxes	27,954	29,294

Income taxes	7,175	7,904

Net income	$20,779	$21,390

Preferred stock dividends and accretion	1,452	1,440

Income available to common shareholders	$19,327	$19,950

Per Common Share:

Income available to common shareholders
Basic	$1.30	$1.43
Diluted	$1.30	$1.43

Weighted average common shares outstanding
Basic	14,882,774	13,971,720
Diluted	14,882,774	13,971,720

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2010 and 2009	Stock	Stock	Earnings	at Cost	Income (loss)	Income

BALANCE AT DECEMBER 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596
Net Income			21,390			$21,390
Other comprehensive income, net of tax:
Unrealized net holding loss on cash flow hedge, net of taxes $(10)					(20)	(20)
Unrealized net holding gain on securities available-for-sale, net of taxes $3,538					6,568	6,568
Total comprehensive income						$27,938
Cash dividends on common stock at $0.94 per share			(13,134)
Accretion of discount on preferred stock	191		(191)
Preferred stock dividends			(1,249)
BALANCE AT MARCH 31, 2009	$95,912	$305,507	$445,320	$(207,665)	$17,144

BALANCE AT DECEMBER 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			20,779			$20,779
Other comprehensive income, net of tax:
Unrealized net holding loss on cash flow hedge, net of taxes $(60)					(111)	(111)
Unrealized net holding loss on securities available-for-sale, net of taxes $(966)					(1,793)	(1,793)
Total comprehensive income						$18,875
Cash dividends on common stock at $0.94 per share			(13,990)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	202		(202)
Preferred stock dividends			(1,250)
BALANCE AT MARCH 31, 2010	$96,685	$306,568	$429,209	$(125,321)	$13,757

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net income	$20,779	$21,390

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	996	518
Provision for loan losses	16,550	12,287
Other-than-temporary impairment on investment securities	-	238
Amortization of core deposit intangibles	936	936
Realized net investment security gains	(8,304)	-

Changes in assets and liabilities:
(Increase) decrease in other assets	(7,577)	7,351
(Decrease) in other liabilities	(4,079)	(8,043)

Net cash provided by operating activities	19,301	34,677

Investing activities:

Proceeds from sales of available-for-sale securities	284,031	-
Proceeds from maturity of:
Available-for-sale securities	269,462	120,472
Held-to-maturity securities	22,478	946
Purchases of:
Available-for-sale securities	(533,677)	(50,000)
Held-to-maturity securities	(2,205)	(37,394)
Net increase in other investments	-	(114)
Net decrease (increase) in loans	29,601	(80,533)
Purchases of bank owned life insurance, net	(4,562)	-
Purchases of premises and equipment, net	(1,862)	(1,489)

Net cash used for investing activities	63,266	(48,112)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009

Financing activities:

Net increase in deposits	$80,806	$158,463
Net decrease in short-term borrowings	(57,144)	(173,885)
Repayment of long-term debt	(20)	(2,183)
Cash dividends paid on common and preferred stock	(15,240)	(13,855)

Net cash provided by (used for) financing activities	8,402	(31,460)

Increase (decrease) in cash and cash equivalents	90,969	(44,895)

Cash and cash equivalents at beginning of year	159,091	171,261

Cash and cash equivalents at end of period	$250,060	$126,366

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$20,494	$25,888

Income taxes	$0	$0

Non cash activities:
Securities acquired through payable	$112,450	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2010.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2009 from Park’s 2009 Annual Report to Shareholders.

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2009 Annual Report to Shareholders. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.  Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements, with the exception of those subsequent events discussed in Note 17 – Subsequent Events.

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements:

Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance on January 1, 2010, did not have a material impact on Park’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on Park’s consolidated financial statements.

Improving Disclosures About Fair Value Measurements: In January 2010, the FASB issued an amendment to, Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

GAAP requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Park’s management performed the annual goodwill impairment analysis on April 1, 2010, with financial data as of March 31, 2010. Based on this analysis, the Company concluded that goodwill is not considered impaired.

The following table shows the activity in goodwill and core deposit intangibles for the first three months of 2010.

(In Thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2009	$72,334	$9,465	$81,799
Amortization	-	(936)	(936)
March 31, 2010	$72,334	$8,529	$80,863

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $842,000 for the second quarter of 2010 and $822,000 for the third and fourth quarters of 2010.

Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

(In Thousands)	Annual Amortization
Remainder of 2010	$2,486
2011	2,677
2012	2,677
2013	689
2014	-
Total	$9,465

Note 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows at the dates shown:

	March 31,	December 31,
(In Thousands)	2010	2009
Commercial, Financial and Agricultural	$743,156	$751,277
Real Estate:
Construction	456,215	495,518
Residential	1,541,629	1,555,390
Commercial	1,164,033	1,130,672
Consumer	689,256	704,430
Leases	3,015	3,145
Total Loans	$4,597,304	$4,640,432

Nonperforming loans are summarized as follows:

(In Thousands)	March 31, 2010	December 31, 2009
Impaired Loans
Nonaccrual	$198,647	$201,001
Commercial Restructured	60	142
Total Impaired Loans	$198,707	$201,143
Consumer Nonaccrual Loans	31,851	32,543
Total Nonaccrual and Restructured Loans	$230,558	$233,686

Loans Past Due 90 Days or More and Accruing	11,853	14,773
Total Nonperforming Loans	$242,411	$248,459

Management’s general practice is to proactively charge down impaired loans to the fair value of the underlying collateral. The allowance for loan losses specifically related to impaired loans at March 31, 2010 and December 31, 2009, was $38.7 million and $36.7 million, respectively.  GAAP requires management to specifically reserve for any shortfall between a loan’s book value and the net realizable value of collateral or the present value of expected future cash flows at the balance sheet date.

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within the “Critical Accounting Policies” discussion beginning on page 32 in Park’s 2009 Annual Report and page 29 in this Form 10-Q.

The following table shows the activity in the allowance for loan losses for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(In Thousands)	2010	2009
Average Loans	$4,617,479	$4,549,313

Allowance for Loan Losses:
Beginning Balance	$116,717	$100,088

Charge-Offs:
Commercial, Financial and Agricultural	2,216	1,386
Real Estate – Construction	4,705	6,488
Real Estate – Residential	5,769	1,763
Real Estate – Commercial	551	421
Consumer	2,337	3,170
Lease Financing	-	-
Total Charge-Offs	15,578	13,228

Recoveries:
Commercial, Financial and Agricultural	400	401
Real Estate – Construction	257	506
Real Estate – Residential	383	503
Real Estate – Commercial	261	250
Consumer	684	471
Lease Financing	-	1
Total Recoveries	1,985	2,132

Net Charge-Offs	13,593	11,096

Provision for Loan Losses	16,550	12,287
Ending Balance	$119,674	$101,279

Annualized Ratio of Net Charge-Offs to Average Loans	1.19%	.99%
Ratio of Allowance for Loan Losses to End of Period Loans	2.60%	2.22%

Note 5 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
(Dollars in Thousands, Except Per Share Data)	2010	2009
Numerator:
Income Available to Common Shareholders	$19,327	$19,950
Denominator:
Denominator for Basic Earnings Per Share (Weighted Average Common Shares Outstanding)	14,882,774	13,971,720
Effect of Dilutive Securities	-	-
Denominator for Diluted Earnings Per Share (Weighted Average Common Shares Outstanding Adjusted for the Dilutive Securities)	14,882,774	13,971,720
Earnings Per Common Share:
Basic Earnings Per Common Share	$1.30	$1.43
Diluted Earnings Per Common Share	$1.30	$1.43

For the three months ended March 31, 2010 and 2009, options to purchase a weighted average of 254,476 and 440,070 common shares, respectively, were outstanding under Park’s stock option plans. A warrant to purchase 227,376 common shares was outstanding at both March 31, 2010 and 2009 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). In addition, warrants to purchase an aggregate of 500,000 common shares (250,000 expire on April 30, 2010; 250,000 expire on October 31, 2010) were outstanding at March 31, 2010 as a result of the issuance of common stock and common stock warrants which closed on October 30, 2009. The common shares represented by the options and the warrants at March 31, 2010 and 2009, totaling a weighted average of 981,852 and 667,446, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.

Note 6 – Segment Information

The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (headquartered in Panama City, Florida) (“VB”). Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has two operating segments, as: (i) there are two separate and distinct geographic markets in which Park operates, (ii) discrete financial information is available for each operating segment and (iii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision maker.

Operating Results for the Three Months Ended March 31, 2010 (In Thousands)
	PNB	VB	All Other	Total
Net Interest Income	$58,399	$6,891	$2,090	$67,380
Provision for Loan Losses	4,750	11,300	500	16,550
Other Income and Security Gains	24,778	151	85	25,014
Other Expense	36,802	7,854	3,234	47,890
Net Income (Loss)	28,335	(7,456)	(100)	20,779

Balances at March 31, 2010
Assets	$6,310,720	$881,705	$(16,338)	$7,176,087

Operating Results for the Three Months Ended March 31, 2009 (In Thousands)
	PNB	VB	All Other	Total
Net Interest Income	$58,059	$7,315	$2,859	$68,233
Provision for Loan Losses	3,252	8,500	535	12,287
Other Income	18,053	1,069	88	19,210
Other Expense	36,131	6,358	3,373	45,862
Net Income (Loss)	24,753	(3,969)	606	21,390

Balances at March 31, 2009
Assets	$6,216,227	$942,346	$(99,398)	$7,059,175

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three month periods ended March 31, 2010 and 2009. The reconciling amounts for consolidated total assets for both the three month periods ended March 31, 2010 and 2009, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 7 – Stock Option Plan

Park did not grant any stock options during the three month periods ended March 31, 2010 and 2009. Additionally, no stock options vested during the first three months of 2010 or 2009.

The following table summarizes stock option activity during the first three months of 2010.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	254,892	$97.78
Granted	-	-
Exercised	-	-
Forfeited/Expired	772	103.67
Outstanding at March 31, 2010	254,120	$97.76

All of the stock options outstanding at March 31, 2010 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2010 was $0.  No stock options were exercised during the first three months of 2010 or 2009. The weighted average contractual remaining term was one year for the stock options outstanding at March 31, 2010.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At March 31, 2010, incentive stock options granted under the 2005 Plan covering 254,120 common shares were outstanding. At March 31, 2010, Park held 1,008,681 treasury shares that are allocated for the 2005 Plan.

Note 8 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2010, Park had approximately $7.4 million in mortgage loans held for sale, compared to $9.6 million at December 31, 2009.  These amounts are included in loans on the consolidated condensed balance sheets.

Note 9 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2010, there were no investment securities other-than-temporarily impaired.  For the three month period ended March 31, 2009, Park recognized other-than-temporary impairments charges of $238 thousand, related to equity investments in several financial institutions.  These impairment charges represented the difference between each investment’s cost and fair value.

(In Thousands)
March 31, 2010 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government agencies	$721,045	$1,241	$375	$721,911
Obligation of states and political subdivisions	13,594	445	21	14,018
U.S. Government agencies’ asset-backed securities	606,718	41,537	-	648,255
Other equity securities	961	790	30	1,721
Total	$1,342,318	$44,013	$426	$1,385,905

March 31, 2010 Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,454	$22	$-	$4,476
U.S. Government agencies’ asset-backed securities	482,187	17,105	165	499,127
Total	$486,641	$17,127	$165	$503,603

Management does not believe any of the unrealized losses at March 31, 2010 or December 31, 2009, represents an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at March 31, 2010, were as follows:

(In thousands)	Less than 12 months		12 months or longer		Total
March 31, 2010 Securities Available-for-Sale	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government agencies	$109,625	$375	$-	$-	$109,625	$375
Obligation of states and political subdivisions	290	21	-	-	290	21
Other equity securities	-	-	228	30	228	30

March 31, 2010 Securities Held-to-Maturity	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Government agencies’ asset-backed securities	$21,172	$165	$-	$-	$21,172	$165

Investment securities at December 31, 2009, were as follows:

(In Thousands)
December 31, 2009 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government agencies	$349,899	$389	$2,693	$347,595
Obligation of states and political subdivisions	15,189	493	15	15,667
U.S. Government agencies’ asset-backed securities	875,331	47,572	-	922,903
Other equity securities	962	656	56	1,562
Total	$1,241,381	$49,110	$2,764	$1,287,727

December 31, 2009 Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,456	$25	$-	$4,481
U.S. Government agencies’ asset-backed securities	502,458	16,512	1	518,969
Total	$506,914	$16,537	$1	$523,450

Securities with unrealized losses at December 31, 2009, were as follows:

(In thousands)	Less than 12 months		12 months or longer		Total
December 31, 2009 Securities Available-for-Sale	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Obligations of states and political subdivisions	$257,206	$2,693	$-	$-	$257,206	$2,693
U.S. Government agencies’ asset-backed securities	295	15	-	-	295	15
Other equity securities	-	-	202	56	202	56
Total	$257,501	$2,708	$202	$56	$257,703	$2,764

December 31, 2009 Securities Held-to-Maturity
U.S. Government agencies’ asset-backed securities	$50	$1	$-	$-	$50	$1

Park’s U.S. Government agencies’ asset-backed securities consist of 15-year mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2010, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Securities Available-for-Sale
U.S. Treasury and agencies’ notes:
Due within one year	$423,594	$424,695
Due one through five years*	222,450	222,416
Due five through ten years*	75,000	74,800
Total	$721,044	$721,911

Obligations of states and political subdivisions:
Due within one year	$9,071	$9,326
Due one through five years	4,213	4,402
Due over ten years	310	290
Total	$13,594	$14,018

U.S. Government agencies’ asset-backed securities:
Total	$606,718	$648,255

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$4,369	$4,391
Due one through five years	85	85
Total	$4,454	$4,476

U.S. Government agencies’ asset-backed securities:
Total	$482,187	$499,127
* Includes callable notes with call dates in 5 to 8 months.  Management’s current expectation is that these securities could extend to the maturity date, although this expectation could change depending on future changes in the interest rate environment.

All of Park’s U.S. Treasury and agencies’ notes, with the exception of $249 million of short term FHLB discount notes, are callable. Management estimates the average remaining life of Park’s investment portfolio to be 2.5 years at March 31, 2010.  If interest rates were to rise by 100 basis points, management expects that the average remaining life would extend to approximately 4.7 years.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

(In Thousands)	March 31, 2010	December 31, 2009
Federal Home Loan Bank Stock	$62,044	$62,044
Federal Reserve Bank Stock	6,875	6,875
Total	$68,919	$68,919

Note 11 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were zero and $20.0 million for the three month periods ended March 31, 2010 and 2009, respectively.

The following table shows the components of net periodic benefit expense:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Service Cost	$918	$953
Interest Cost	896	858
Expected Return on Plan Assets	(1,457)	(1,089)
Amortization of Prior Service Cost	5	8
Recognized Net Actuarial Loss	270	511
Benefit Expense	$632	$1,241

Note 12 – Derivative Instruments

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

As of March 31, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

At March 31, 2010, the derivative’s fair value of $(1.7) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter. At March 31, 2010, the variable rate on the $25 million subordinated note was 2.29% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the three months ended March 31, 2010, the change in the fair value of the derivative designated as a cash flow hedge reported in other comprehensive income was a loss of $111 thousand (net of taxes of $60 thousand). Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of March 31, 2010, Park had mortgage loan interest rate lock commitments outstanding of approximately $13.5 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At March 31, 2010, the fair value of the derivatives was approximately $179,000.  The fair value of the derivatives is included within loans held for sale and the corresponding income is included within other service income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2010, the fair value of the swap liability of $500,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.53 billion at March 31, 2010, compared to $1.52 billion at December 31, 2009.  At March 31, 2010, $50.5 million of the sold mortgage loans were sold with recourse compared to $53 million at December 31, 2009.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At March 31, 2010, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In Thousands)	2010	2009
Mortgage Servicing Rights:
Carrying Amount, Net, Beginning of Period	$10,780	$8,306
Additions	575	1,838
Amortization	(496)	(1,586)
Changes in Valuation Inputs & Assumptions	-	204

Carrying Amount, Net, End of Period	$10,859	$8,762

Valuation Allowance:
Beginning of Period	$574	$1,645
Changes Due to Fair Value Adjustments	-	(204)
End of Period	$574	$1,441

Servicing fees included in other service income were $1.3 million for the three month periods ended March 31, 2010 and 2009.

Note 14 – Fair Value

The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that Park uses to measure fair value are as follows:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that Park has the ability to access as of the measurement date.
▪
Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” to value debt securities absent the exclusive use of quoted prices.

▪
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, and similar inputs.

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

Assets and Liabilities Measured on a Recurring Basis:

The following table presents financial assets and liabilities measured on a recurring basis:

Fair Value Measurements at March 31, 2010 Using:
(In Thousands)
Description	Level 1	Level 2	Level 3	Balance at March 31, 2010
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$-	$721,911	$-	$721,911
Obligations of States and Political Subdivisions	-	11,274	2,744	14,018
U.S. Government Sponsored Entities’ Asset-Backed Securities	-	648,255	-	648,255
Equity Securities	1,721	-	-	1,721
Mortgage Loans Held for Sale	-	7,396	-	7,396
Mortgage IRLCs	-	179	-	179

Liabilities
Interest Rate Swap	$-	$(1,654)	$-	$(1,654)
Fair Value Swap	-	-	(500)	(500)

Fair Value Measurements at December 31, 2009 Using:
(In Thousands)
Description	Level 1	Level 2	Level 3	Balance at December 31, 2009
Assets
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government Sponsored Entities	$-	$347,595	$-	$347,595
Obligations of States and Political Subdivisions	-	12,916	2,751	15,667
U.S. Government Sponsored Entities’ Asset-Backed Securities	-	922,903	-	922,903
Equity Securities	1,562	-	-	1,562
Mortgage Loans Held for Sale	-	9,551	-	9,551
Mortgage IRLCs	-	214	-	214

Liabilities
Interest Rate Swap	$-	$(1,483)	$-	$(1,483)
Fair Value Swap	-	-	(500)	(500)

The following methods and assumptions were used by the Corporation in determining fair value of the financial assets and liabilities discussed above:

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Fair Value Measurements tables exclude Park’s Federal Home Loan Bank stock and Federal Reserve Bank stock, which are carried at their respective redemption values, as it is not practicable to calculate their fair values.  For securities where quoted prices or market prices of similar securities are not available, which include municipal securities, fair values are calculated using discounted cash flows.

Interest rate swap:  The fair value of the interest rate swap represents the estimated amount Park would pay or receive to terminate the agreement, considering current interest rates and the current creditworthiness of the counterparty.

Fair value swap:  The fair value of the swap agreement entered into with the purchaser of the Visa Class B shares represents an internally developed estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Mortgage Interest Rate Lock Commitments (IRLCs): IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage Loans Held for Sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using security prices for similar product types, and therefore, are classified in Level 2.

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three month periods ended March 31, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended March 31, 2010 and 2009
(In Thousands)	Obligations of states and political subdivisions	Fair Value Swap
Balance, at January 1, 2010	$2,751	$(500)
Total Gains/(Losses)
Included in Earnings	-	-
Included in Other Comprehensive Income	(7)	-
Balance March 31, 2010	$2,744	$(500)

Balance, at January 1, 2009	$2,705	$-
Total Gains/(Losses)
Included in Earnings	-	-
Included in Other Comprehensive Income	148	-
Balance March 31, 2009	$2,853	$-

Assets and Liabilities Measured on a Nonrecurring Basis:

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at March 31, 2010 Using (In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Balance at March 31, 2010
Impaired Loans	$-	$-	$114,139	$114,139
Mortgage Servicing Rights	-	10,859	-	10,859
Other Real Estate Owned	-	-	45,854	45,854

Fair Value Measurements at December 31, 2009 Using (In Thousands)
Description	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2009
Impaired Loans	$-	$-	$109,818	$109,818
Mortgage Servicing Rights	-	10,780	-	10,780
Other Real Estate Owned	-	-	41,240	41,240

Impaired loans, which are usually measured for impairment using the fair value of collateral, had a book value of $198.7 million at March 31, 2010, after partial charge-offs of $46.2 million.  In addition, these loans have a specific valuation allowance of $38.7 million. Of the $198.7 million impaired loan portfolio, $114.1 million were carried at fair value, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $84.6 million of impaired loans are carried at cost, as the fair value of collateral on these loans exceeds the book value for each individual credit.  At December 31, 2009, impaired loans had a book value of $201.1 million. Of these, $109.8 million were carried at fair value, as a result of partial charge-offs of $43.4 million and a specific valuation allowance of $36.7 million.

MSRs, which are carried at the lower of cost or fair value, were recorded at a fair value of $10.9 million, including a valuation allowance of $574,000, at March 31, 2010. MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received. Significant inputs include the discount rate and assumed prepayment speeds utilized. The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified level 2. At December 31, 2009, MSRs were recorded at a fair value of $10.8 million, including a valuation allowance of $574,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At March 31, 2010 and December 31, 2009, the estimated fair value of OREO, less estimated selling costs amounted to $45.9 million and $41.2 million, respectively.  The financial impact of OREO devaluation adjustments for the three months ended March 31, 2010 was $1.1 million.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the consolidated condensed balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest bearing deposits with other banks: The carrying amounts reported in the consolidated condensed balance sheet for interest bearing deposits with other banks approximate those assets’ fair values.

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

Subordinated debentures and notes: Fair values for subordinated debt are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures to a schedule of monthly maturities.

The fair value of financial instruments at March 31, 2010 and December 31, 2009, is as follows:

(In Thousands)	March 31, 2010		December 31, 2009

	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and Money Market Instruments	$250,060	$250,060	$159,091	$159,091
Investment Securities	1,872,546	1,889,507	1,794,641	1,811,177
Accrued Interest Receivable	25,184	25,184	24,354	24,354
Mortgage Loans Held for Sale	7,396	7,396	9,551	9,551
Impaired Loans Carried at Fair Value	114,139	114,139	109,818	109,818
Other Loans	4,356,095	4,360,380	4,404,346	4,411,526
Loans Receivable, Net	$4,477,630	$4,481,915	$4,523,715	$4,530,895

Financial Liabilities:
Noninterest Bearing Checking Accounts	$862,143	$862,143	$897,243	$897,243
Interest Bearing Transaction Accounts	1,365,122	1,365,122	1,193,845	1,193,845
Savings Accounts	874,898	874,898	873,137	873,137
Time Deposits	2,163,776	2,176,809	2,222,537	2,234,599
Other	2,919	2,919	1,290	1,290
Total Deposits	$5,268,858	$5,281,891	$5,188,052	$5,200,114

Short-Term Borrowings	$267,075	$267,075	$324,219	$324,219
Long-Term Debt	654,361	703,897	654,381	703,699
Subordinated Debentures/Notes	75,250	64,588	75,250	64,262
Accrued Interest Payable	8,658	8,658	9,330	9,330

Derivative Financial Instruments:
Interest Rate Swap	$1,654	$1,654	$1,483	$1,483
Fair Value Swap	500	500	500	500

Note 15 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three month period ended March 31, 2010, Park recognized a charge to retained earnings of $1.5 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares having an exercise price of $65.97, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the Capital Purchase Program was approved by the U.S. Department of the Treasury (calculated on a 20-day trailing average). The warrant has a term of 10 years.

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

Note 16 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the three months ended March 31, 2010 and 2009.

Three months ended March 31, (In Thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2010:
Unrealized gains on available-for-sale securities	$(5,545)	$(1,940)	$(3,605)
Reclassification adjustment for gains realized in net income	(8,304)	(2,906)	(5,398)
Unrealized net holding loss on cash flow hedge	(171)	(60)	(111)
Other comprehensive loss	$(2,930)	$(1,026)	$(1,904)

2009:
Unrealized gains on available-for-sale securities	$10,106	$3,538	$6,568
Unrealized net holding loss on cash flow hedge	(30)	(10)	(20)
Other comprehensive income	$10,076	$3,528	$6,548

The ending balance of each component of accumulated other comprehensive income (loss) is as follows:

(In Thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

March 31, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	43,588	15,256	28,332
Unrealized net holding loss on cash flow hedge	(1,654)	(579)	(1,075)
Total accumulated other comprehensive income	$21,165	$7,408	$13,757

December 31, 2009:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	46,346	16,221	30,125
Unrealized net holding loss on cash flow hedge	(1,483)	(519)	(964)
Total accumulated other comprehensive income	$24,094	$8,433	$15,661

March 31, 2009:
Changes in pension plan assets and benefit obligations	$(30,435)	$(10,652)	$(19,783)
Unrealized gains on available-for-sale securities	58,778	20,572	38,206
Unrealized net holding loss on cash flow hedge	(1,967)	(688)	(1,279)
Total accumulated other comprehensive income	$26,376	$9,232	$17,144

Note 17 – Subsequent Events

Subsequent to March 31, 2010, the holders of Series A common share warrants acquired in connection with the registered direct offering which closed on October 30, 2010, presented notices of exercise covering an aggregate of 250,000 common shares.  As a result of these exercises, Park delivered an aggregate of 250,000 common shares and received net proceeds of approximately $16.4 million (net of selling expenses).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either national or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of out consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2009 Annual Report to Shareholders lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions.  However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and the current economic conditions. All of those factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods.

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of unimpaired commercial loans and pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for impaired commercial loans reflects expected losses resulting from analyses performed on each individual impaired commercial loan. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where we have determined the loan is impaired. Management continues to group individually impaired commercial loans into three categories: Vision Bank impaired commercial land and development (CL&D) loans ($83.4 million), other Park National Bank (“PNB”) and Vision Bank impaired commercial loans ($109.6 million), and Vision Bank impaired commercial loans with balances less than $250,000 ($5.6 million). At March 31, 2010, management had specifically allocated $24.4 million, $13.5 million, and $842,000 of the loan loss reserve to these three categories, respectively. For the year ended December 31, 2009, management allocated $21.7 million, $14.5 million and $562,000 of the loan loss reserve to these three categories, respectively.

Pools of performing commercial loans and pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. During 2009, management implemented a methodology that uses an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs during the last 24 months. Management continues to believe the 24-month historical loss experience methodology is appropriate in the current economic environment at March 31, 2010, as it captures loss rates that are comparable to the current period being analyzed. Management also segregated Vision Bank’s accruing CL&D loan portfolio from other commercial loans, as the loss experience in the CL&D loan portfolio has far surpassed losses from other commercial loans at Park. The historical loss experience is judgmentally increased to cover approximately two years of historical losses in the commercial loan portfolio and 1.75 years of historical losses in the Vision Bank CL&D loan portfolio. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is based on historical loss experience, judgmentally increased to cover approximately 1.25 years of historical losses.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At March 31, 2010, the fair value of assets based on Level 3 inputs for Park were approximately $162.7 million. This was 10.4% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $114.1 million (or 70%) of the total amount of Level 3 inputs. Additionally, there are $84.6 million of loans that are impaired and carried at cost, as fair value exceeds book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based bank to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s Ohio-based bank, PNB, is estimated by reviewing the past and projected operating results for PNB and comparable information for the banking industry.

At March 31, 2010, on a consolidated basis, Park had core deposit intangibles of $8.5 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at PNB.  At March 31, 2010, the core deposit intangible asset recorded on the balance sheet of PNB was $2.3 million and the core deposit intangible asset at Vision Bank was $6.2 million.  On April 1, 2010, Park’s management evaluated the goodwill for PNB for impairment and concluded that the fair value of the goodwill for PNB exceeded the carrying value of $72.3 million and accordingly was not impaired.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three Months Ended March 31, 2010 and 2009

Summary Discussion of Results

Net income for the three months ended March 31, 2010 was $20.8 million compared to $21.4 million for the first quarter of 2009, a decrease of $611,000 or 2.9%.

Net income available to common shareholders (which excludes the preferred stock dividends and the related accretion) was $19.33 million for the first quarter of 2010 compared to $19.95 million for the three months ended March 31, 2009, a decrease of $623,000 or 3.1%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.45 million for the first quarter of 2010 and $1.44 million for the first quarter of 2009.

Diluted earnings per common share were $1.30 for the first quarter of 2010 compared to $1.43 for the first quarter of 2009, a decrease of $.13 per share or 9.1%.  Weighted average common shares outstanding were 14,882,774 for the three months ended March 31, 2010 compared to 13,971,720 common shares for the first quarter of 2009, an increase of 911,054 common shares or 6.5%.  Park sold an aggregate of 904,072 common shares, out of treasury shares, during the last three quarters of 2009 using various capital raising strategies.

The following tables compare the components of net income for the three months ended March 31, 2010 with the components of net income for the three months ended March 31, 2009.  This information is provided for Park, Vision Bank and Park excluding Vision Bank.  In general for 2010, the operating results for Park’s Ohio-based operations were a little better than management projected, but the loan loss provision at Vision Bank was worse than expected. (Please note that some of the percentage changes in the following tables are not meaningful and, accordingly, we have shown them as N.M.)

Park – Summary Income Statement
(In Thousands)	Three Months Ended March 31,
	2010	2009	% Change
Net Interest Income	$67,380	$68,233	(1.3)%
Provision for Loan Losses	16,550	12,287	34.7%
Total Other Income	16,710	19,210	(13.0)%
Gain on Sale of Securities	8,304	-	N.M.
Total Other Expense	47,890	45,862	4.4%
Income Before Income Taxes	$27,954	$29,294	(4.6)%
Income Taxes	7,175	7,904	(9.2)%
Net Income	$20,779	$21,390	(2.9)%

For the three months ended March 31, 2010, the operating results for net interest income, total other income and total other expense were consistent with management’s forecast for the projected operating results for 2010.  This guidance was included in Park’s 2009 Annual Report to Shareholders (“2009 Annual Report”) in the “Financial Review” section on pages 35 through 40.

The following table compares the guidance for 2010 that management had provided in the 2009 Annual Report with the actual results for the first quarter of 2010.

(In Thousands)	Projected Results for 2010	25% of Annual Projection	Actual Results for the Quarter
Net Interest Income	$265,000 to $275,000	$66,250 to $68,750	$67,380
Total Other Income	$68,000	$17,000	$16,710
Total Other Expense	$191,000	$47,750	$47,890

During the first quarter of 2010, Park sold $201 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $8.3 million.  This gain on the sale of securities was $1.0 million greater than the guidance that management had provided for 2010 in the 2009 Annual Report.  The securities that were sold were all owned by PNB.

In Park’s 2009 Annual Report, management provided guidance that the loan loss provision for 2010 would be in a range of $45 million to $55 million.  This estimate implies a quarterly loan loss provision of $11.25 million to $13.75 million.  The actual loan loss provision for the quarter of $16.55 million exceeded the top of the range by $2.8 million.

Vision Bank - Summary Income Statement
(In Thousands)	Three Months Ended March 31,
	2010	2009	Percent Change
Net Interest Income	$6,891	$7,315	(5.8)%
Provision for Loan Losses	11,300	8,500	32.9%
Other Income	151	1,069	(85.9)%
Other Expense	7,854	6,358	23.5%
Loss Before Taxes	$(12,112)	$(6,474)	(87.1)%
Income Taxes (Benefit)	(4,656)	(2,505)	(85.9)%
Net Loss	$(7,456)	$(3,969)	(87.9)%

The loan loss provision of $11.3 million at Vision Bank for the first quarter of 2010 was higher than management had expected.  Management had projected that the quarterly loan loss provision for Vision Bank in 2010 would decrease to $7.5 million per quarter for a total of $30.0 million for the year.  Despite the poor performance in the first quarter of 2010, Park’s management still expects that the quarterly loan loss provision for Vision Bank will decrease to $7.5 million or lower for the remaining three quarters of 2010.  As discussed later in this Form 10-Q, under “Provision for Loan Losses”, the nonperforming loans at Vision Bank decreased by $5.5 million or 3.5% to $154.1 million at March 31, 2010, compared to $159.6 million at December 31, 2009.

Other income at Vision Bank was $151,000 for the first quarter of 2010, compared to $1.1 million for the first quarter of 2009.  This decrease of $918,000 was primarily due to recognized losses from devaluations of other real estate owned during the first quarter of 2010.

Other expense at Vision Bank increased by $1.5 million or 23.5% to $7.9 million for the first quarter of 2010, compared to $6.4 million for the same quarter in 2009.  This increase was primarily due to an increase in legal and consulting fees related to professional services being provided concerning nonperforming loans and other real estate owned at Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
(In Thousands)	Three Months Ended March 31,
	2010	2009	Percent Change
Net Interest Income	$60,489	$60,918	(.7)%
Provision for Loan Losses	5,250	3,787	38.6%
Other Income	16,559	18,141	(8.7)%
Gain on Sale of Securities	8,304	-	N.M.
Other Expense	40,036	39,504	1.4%
Income Before Taxes	$40,066	$35,768	12.0%
Income Taxes	11,831	10,409	13.7%
Net Income	$28,235	$25,359	11.3%

As previously mentioned, the operating results for Park’s Ohio-based banking divisions for the first quarter of 2010 were a little stronger than management’s forecast.

Net Interest Income Comparison for the First Quarter of 2010 and 2009

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income decreased by $853,000 or 1.3% to $67.38 million for the first quarter of 2010 compared to $68.23 million for the first three months of 2009.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first quarter of 2010 with the first quarter of 2009.

Three Months Ended March 31,
(In Thousands)	2010		2009
	Average Balance	Tax Equivalent %	Average Balance	Tax Equivalent %
Loans (1)	$4,617,479	5.87%	$4,549,313	6.18%
Taxable Investments	1,766,642	4.70%	1,937,334	4.99%
Tax Exempt Investments	18,233	7.49%	36,288	6.89%
Money Market Instruments	125,795	.22%	23,746	.48%
Interest Earning Assets	$6,528,149	5.45%	$6,546,681	5.81%

Interest Bearing Deposits	$4,367,017	1.15%	$4,055,678	1.73%
Short-Term Borrowings	306,266	.46%	576,724	.83%
Long-Term Debt	729,618	3.92%	893,884	3.03%
Interest Bearing Liabilities	$5,402,901	1.49%	$5,526,286	1.84%
Excess Interest Earning Assets	$1,125,248		$1,020,395
Net Interest Spread		3.96%		3.97%
Net Interest Margin		4.22%		4.26%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the first quarter of 2010 decreased by $19 million or .3% to $6,528 million compared to $6,547 million for the first quarter last year.  The average yield on interest earning assets decreased by 36 basis points to 5.45% for the first quarter of 2010 compared to 5.81% for the first quarter of 2009.

Average interest bearing liabilities for the first quarter of 2010 decreased by $123 million or 2.2% to $5,403 million compared to $5,526 million for the first quarter last year.  The average cost of interest bearing liabilities decreased by 35 basis points to 1.49% for the first quarter of 2010 compared to 1.84% for the first quarter of 2009.

Interest Rates

Short-term interest rates continue to be extremely low.  The average federal funds rate was .13% for the first quarter of 2010.  The federal funds rate averaged .16% for all of 2009 and averaged .18% for the first quarter of 2009.

During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008.  The sharp reduction in the targeted federal funds rate in 2008 was in response to a severe recession in the U.S. economy.  The annualized change in the U.S. gross domestic product (“GDP”) in 2009 was a negative 6.4% in the first quarter and a negative .7% in the second quarter.  However, economic conditions began to improve during the second half of 2009 as the annualized growth in GDP was 2.2% in the third quarter and 5.6% in the fourth quarter.  Most economists expect GDP will grow 2% to 3% in 2010, but that the U.S. national unemployment rate will continue to be above 9%.

Park’s management expects that due to the uncertainty of future economic growth following the severe economic recession, the FOMC will maintain the targeted federal funds interest rate in the range of 0% to .25% for most of 2010.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $68 million or 1.5% to $4,617 million for the three months ended March 31, 2010, compared to $4,549 million for the first quarter of 2009.  The average yield on the loan portfolio decreased by 31 basis points to 5.87% for the first quarter of 2010 compared to 6.18% for the first quarter of 2009.

Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the large decline in short-term interest rates in the past two years.  The yield on the loan portfolio was 5.91% for the fourth quarter of 2009 and 5.99% for the third quarter of 2009.  Management expects that the yield on the loan portfolio will decrease slightly to about 5.80% during the second quarter of 2010.

Loans outstanding decreased by $43 million or .9% during the first quarter of 2010, but have increased by $36 million or .8% during the past twelve months to $4,597 million at March 31, 2010.  The decrease in loans during the first quarter of 2010 was primarily due to a $39 million decrease in real estate construction loans.  However, management also noted a decrease in the demand for consumer and commercial loans during the first quarter of 2010.  Park’s management expects slow loan growth (1% to 2%) over the remaining three quarters of 2010.

The average balance of taxable investment securities decreased by $170 million or 8.8% to $1,767 million for the first quarter of 2010 compared to $1,937 million for the first quarter of 2009.  The average yield on taxable investment securities was 4.70% for the first quarter of 2010 compared to 4.99% for the first quarter last year.

The average balance of tax exempt investment securities decreased by $18 million or 49.8% to $18 million for the first quarter of 2010 compared to $36 million for the first quarter of 2009.  The tax equivalent yield on tax exempt investment securities was 7.49% for the first quarter of 2010 and 6.89% for the first quarter of 2009.  Park has not purchased any tax exempt investment securities for the past several quarters.

At March 31, 2010, total investment securities (on an amortized cost basis) were $1,898 million compared to $1,817 million at December 31, 2009.  During the first quarter of 2010, Park sold $201 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $8.3 million.  These mortgage-backed securities had a weighted average book yield of 4.75% and they were sold at an average price of 103.7% of the principal balance with an estimated yield to the buyer of 2.99%.  These securities had a weighted average remaining life of about 3 years.

Park also sold during the first quarter $75 million of U.S. Government Agency callable notes for no gain or loss.  These securities had a book yield of 4.25% and a final maturity in approximately 9 years.

Park purchased $648 million of investment securities during the three months ended March 31, 2010.  Approximately $349 million of these securities were very short-term (30 days) U.S. Government Agency discount notes with a purchase yield of .09%.  Management also purchased approximately $297 million of U.S. Government Agency notes with a purchase yield of 4.30%.  These securities are generally callable on a quarterly basis.  The final maturity on these securities ranges from 8 years to 15 years.  Any of these securities purchased with a maturity greater than 10 years have a step-up in interest rate of at least 200 basis points from the initial purchase yield at the end of 10 years.  Approximately $147 million of these investment purchases have a maturity of greater than 10 years with a starting weighted average interest rate of 4.15%.

Average interest bearing deposit accounts increased by $311 million or 7.7% to $4,367 million for the first quarter of 2010 compared to $4,056 million for the first quarter of 2009.  The average interest rate paid on interest bearing deposits decreased by 58 basis points to 1.15% for the first quarter of 2010 compared to 1.73% for the first quarter last year.

Average total borrowings were $1,036 million for the three months ended March 31, 2010 compared to $1,471 million for the first quarter of 2009, a decrease of $435 million or 29.6%.  The large decrease in total borrowings was primarily due to the strong increase in interest bearing deposit accounts.  The average interest rate paid on total borrowings was 2.90% for the first quarter of 2010 compared to 2.17% for the first quarter of 2009.  The increase in the average interest rate paid on total borrowings was primarily due to a large reduction in low cost short-term borrowings, as well as the subordinated notes issued on December 23, 2009.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the tax equivalent cost of interest bearing liabilities) decreased by 1 basis point to 3.96% for the first quarter of 2010 compared to 3.97% for the first quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.22% for the first quarter of 2010 compared to 4.26% for the first quarter of 2009.

Guidance on Net Interest Income for 2010

Management provided guidance in Park’s 2009 Annual Report (page 38) that net interest income for 2010 would be approximately $265 million to $275 million, the tax equivalent net interest margin would be 4.15% to 4.20% and the average interest earning assets for 2010 would be approximately $6,550 million.

The actual results for the first quarter of 2010 were in line with management’s guidance.  Net interest income for the first three months of 2010 was $67.4 million, which annualized would be about $273 million for 2010.  The tax equivalent net interest margin was 4.22% and average interest earning assets were $6,528 million for the first quarter of 2010.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(In Thousands)	Average Interest Earning Assets	Net Interest Income	Tax Equivalent Net Interest Margin
March 2009	$6,546,681	$68,233	4.26%
June 2009	$6,528,425	$67,994	4.21%
September 2009	$6,476,283	$68,462	4.22%
December 2009	$6,546,174	$68,802	4.20%
March 2010	$6,528,149	$67,380	4.22%

Our current forecast for net interest income for 2010 is estimated to be in the middle of the range of $265 million to $275 million that management disclosed in the 2009 Annual Report.

Provision for Loan Losses

The provision for loan losses was $16.6 million for the three months ended March 31, 2010, compared to $12.3 million for the same period in 2009.  Net loan charge-offs were $13.6 million for the first quarter of 2010, compared to $11.1 million for the first quarter of 2009.  The annualized ratio of net loan charge-offs to average loans was 1.19% for the three months ended March 31, 2010, compared to 0.99% for the same period in 2009.

Vision Bank continued to experience elevated charge-offs and provision for loan losses during the first quarter of 2010.  The loan loss provision for Vision Bank was $11.3 million for the three months ended March 31, 2010, compared to $8.5 million for the first quarter of 2009.  Vision Bank had net loan charge-offs of $9.1 million, or an annualized 5.40% of average loans for the first quarter of 2010, compared to net loan charge-offs of $7.4 million, or 4.23% of average loans for the same period in 2009.

Park’s Ohio-based operations had a provision for loan losses of $5.3 million for the first quarter of 2010, compared to $3.8 million for the first quarter of 2009.  Net loan charge-offs for Park’s Ohio-based operations were $4.5 million, or an annualized 0.46% of average loans for the first quarter of 2010, compared to $3.7 million, or an annualized 0.39% of average loans for the first quarter of 2009.

The allowance for loan losses was $119.7 million, or 2.60% of outstanding loans at March 31, 2010, compared to $116.7 million, or 2.52% of loans outstanding at December 31, 2009 and $101.3 million, or 2.22% of loans outstanding at March 31, 2009.

Nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans were $242.4 million, or 5.27% of total loans at March 31, 2010, compared to $248.5 million or 5.35% of total loans at December 31, 2009, and $166.7 million or 3.65% of total loans at March 31, 2009. Vision Bank had nonperforming loans of $154.1 million or 22.84% of total loans at March 31, 2010, compared to $159.6 million or 23.58% of total loans at December 31, 2009 and $85.7 million or 12.24% of total loans at March 31, 2009. Park’s Ohio-based operations had nonperforming loans of $88.3 million or 2.25% of total loans at March 31, 2010, compared to $88.9 million or 2.24% of total loans at December 31, 2009 and $81.0 million or 2.10% of total loans at March 31, 2009.

Other real estate owned was $45.9 million at March 31, 2010, up from $41.2 million at December 31, 2009 and $34.2 million at March 31, 2009.  Vision Bank had other real estate owned of $35.1 million at March 31, 2010, compared to $35.2 million at December 31, 2009 and $28.8 million at March 31, 2009.  Management expects that other real estate owned will continue to increase through the remainder of 2010 as management works to reduce nonperforming loans.

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At March 31, 2010, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on non-accrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at March 31, 2010. From the date Park acquired Vision (March 9, 2007) through March 31, 2010, Vision had cumulative charge-offs within the CL&D loan portfolio of $54.9 million. Additionally, at March 31, 2010, management established a specific reserve of $24.4 million related to those CL&D loans at Vision Bank that are deemed to be impaired. The aggregate of charge-offs since acquisition, along with the specific reserves at March 31, 2010, total $79.3 million. Total provision expense for Vision Bank since the date of acquisition through March 31, 2010 has been $122.1 million. The magnitude of the losses coming from the CL&D loan portfolio at Vision, along with the continued run-off of performing CL&D loans, resulted in management’s decision, during 2009, to analyze the accruing and impaired Vision Bank CL&D loan portfolio separate from other commercial loans. The following table summarizes the CL&D loan portfolio at Vision Bank:

(In thousands)	March 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
CL&D loans, period end	$200,112	$218,205	$251,443	$295,743
Performing CL&D loans, period end	116,672	132,788	191,712	260,195
Impaired CL&D loans, period end	83,440	85,417	59,731	35,548
Specific reserve on impaired CL&D loans	24,404	21,706	3,134	1,184
Carrying amount of impaired CL&D loans, after specific reserve	$59,036	$63,711	$56,597	$34,364

Cumulative prior charge-offs on impaired Vision Bank CL&D loans, period end	$26,334	$24,931	$18,839	$7,399

Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value.  As of March 31, 2010, management has taken partial charge-offs of $46.2 million related to the $198.6 million of commercial loans considered to be impaired.  While we continue to take partial charge-offs on nonperforming loans, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature and management’s approach of pursuing guarantors for additional collateral or cash payment. As a result, management has utilized specific reserves to a greater extent than in prior years.  Park continues to work with a third-party specialist to assist in the resolution and maximization of value of impaired loans at Vision Bank.   Park’s specific reserve for impaired loans increased to $38.7 million at March 31, 2010, compared to $36.7 million at December 31, 2009 and $9.5 million at March 31, 2009.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management has segregated the Vision Bank CL&D loans from other commercial loans that are still accruing. The tables below present the loss factors applied in the determination of the allowance for loan losses within the accruing CL&D loan and other commercial loan information at March 31, 2010.

Vision Bank Commercial Land and Development Loans
(In thousands)	Outstanding balance	Loss factor	Loan loss reserve
All grades	$116,672	15.45%	$18,029
PNB participations in Vision CL&D loans	21,234	15.45%	3,281
Total	$137,906	15.45%	$21,310

Remaining Commercial Loans
(in thousands)	Outstanding balance	Loss factor	Loan loss reserve
Substandard loans (grade 6)	$103,636	12.87%	$13,336
Special mention loans (grade 5)	140,422	4.29%	6,023
Pass Loans (grades 1-4)	2,205,855	1.17%	25,830
Total	$2,449,913	1.84%	$45,189

As always, management is working to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

Management provided guidance in Park’s 2009 Annual Report that the loan loss provision for 2010 would be approximately $45 million to $55 million.  The actual results for the loan loss provision in the first three months of 2010 was higher than management expected, at $16.6 million; however, management expects improvement for each of the next three quarters of 2010.   Park’s most recent projection indicates that the loan loss provision for 2010 will be $50 to $55 million.  However, in referring to the table below, which shows Park’s trends in problem loans, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

The following table compares nonperforming assets at March 31, 2010, December 31, 2009 and March 31, 2009.

Nonperforming Assets (In Thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Nonaccrual Loans	$230,498	$233,544	$158,718
Renegotiated Loans	60	142	148
Loans Past Due 90 Days or More	11,853	14,773	7,807
Total Nonperforming Loans	$242,411	$248,459	$166,673

Other Real Estate Owned	45,854	41,240	34,173
Total Nonperforming Assets	$288,265	$289,699	$200,846

Percentage of Nonperforming Loans to Loans	5.27%	5.35%	3.65%
Percentage of Nonperforming Assets to Loans	6.27%	6.24%	4.40%
Percentage of Nonperforming Assets to Total Assets	4.02%	4.11%	2.85%

Total Other Income

Total other income exclusive of securities gains and losses decreased by $2.5 million or 13.0% to $16.7 million for the quarter ended March 31, 2010, compared to $19.2 million for the first quarter of 2009.

The following table is a summary of the changes in the components of total other income.

(In thousands)	Three Months Ended March 31,
	2010	2009	Change
Income from fiduciary activities	$3,422	$2,860	$562
Service charges on deposits	4,746	5,161	(415)
Other service income	2,982	5,546	(2,564)
Check fee income	2,444	2,129	315
Bank owned life insurance income	1,216	1,188	28
Other	1,900	2,326	(426)
Total Other Income	$16,710	$19,210	$(2,500)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $562,000, or 19.7%, to $3.4 million for the three months ended March 31, 2010 from $2.9 million for the same period in 2009.  Fiduciary fees are generally charged based on the market value of customer accounts.  Due to the increase in stock values over the past year, the market value for assets under management at March 31, 2010, has increased by approximately 20% compared to March 31, 2009.

Service charges on deposits have decreased by $415,000, or 8.0%, to $4.7 million for the three month period ended March 31, 2010, compared to $5.2 million for the same period in 2009.  This was primarily due to the decrease in non-sufficient funds and overdraft charges during 2010.

Other service income decreased by $2.6 million, or 46%, to $3.0 million for the three months ended March 31, 2010, compared to $5.5 million for the same period in 2009.  During the first quarter of 2010, Park originated and sold, with servicing retained, $70.6 million of fixed rate residential mortgages into the secondary market and recognized $2.4 million in income, a decrease of $2.6 million from the same period in 2009. In the first quarter of 2009, Park originated and sold, with servicing retained, $181.6 million of fixed rate residential mortgages into the secondary market and recognized $5.0 million of income during the quarter.

Check fee income, which is generated from debit card transactions, increased $315,000 to $2.4 million for the three months ended March 31, 2010, compared to $2.1 million for the same period in 2009.  This increase is due to continued increases in the volume of debit card transactions.

The subcategory called “Other” within “Total Other Income” decreased $426,000 to $1.9 million for the three months ended March 31, 2010, compared to $2.3 million for the same period in 2009.  The change in other income for Park as a whole was minimal; however, Vision Bank recognized losses due to devaluations of other real estate owned of approximately $905,000, which was offset by increases in miscellaneous income in the Ohio-based divisions.

The following table breaks out the change in total other income between Park’s Ohio-based divisions and Vision Bank.

Changes in Other Income (In Thousands)
	Three Months Ended March 31, 2010
	Ohio-based	Vision Bank	Total
Income from Fiduciary Activities	$538	$24	$562
Service Charges on Deposits	(374)	(41)	(415)
Other Service Income	(2,323)	(241)	(2,564)
Check fee income	315	-	315
Bank owned life insurance income	20	8	28
Other	242	(668)	(426)
Total	$(1,582)	$(918)	$(2,500)

Management provided guidance in Park’s 2009 Annual Report that total other income would be approximately $68 million for 2010. Management’s most recent projection for total other income is consistent with the guidance given in the 2009 Annual Report.

Gain on Sale of Securities

During the first quarter of 2010, Park sold $201 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $8.3 million. Additionally, $75 million of U.S. Government Agency callable securities were sold during the quarter at their book value.  There were no sales of securities during the first three months of 2009.

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three Months Ended March 31,
(In Thousands)	2010	2009	Change
Salaries and Employee Benefits	$25,171	$25,487	$(316)
Net Occupancy Expense	3,117	3,158	(41)
Furniture and Equipment Expense	2,632	2,378	254
Data Processing Fees	1,593	1,347	246
Professional Fees and Services	4,856	3,221	1,635
Amortization of Intangibles	936	936	-
Marketing	902	911	(9)
Insurance	2,198	1,603	595
Postage and Telephone	1,769	1,912	(143)
State Taxes	845	941	(96)
Other	3,871	3,968	(97)
Total Other Expense	$47,890	$45,862	$2,028

Other expenses have increased by $2.0 million for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to:

•
An increase in professional fees and services of $1.6 million. This is primarily a result of a $1.4 million increase in legal and consulting expenses at Vision Bank for the first quarter of 2010 compared to the same period in 2009. These are legal expenses directly related with working through the non-performing loans and other real estate owned at Vision Bank.

•	A $595,000 increase in FDIC insurance premiums, with $491,000 of the increase coming from the Ohio-based operations.

The following table breaks out the change in total other expense between Park’s Ohio-based banking divisions and Vision Bank.

Change in Total Other Expense	Three Months Ended March 31, 2010
(In Thousands)	Ohio-based	Vision Bank	Total
Salaries and Employee Benefits	$(318)	$2	$(316)
Net Occupancy Expense	4	(45)	(41)
Furniture and Equipment Expense	232	22	254
Data Processing Fees	111	135	246
Professional Fees and Services	176	1,459	1,635
Marketing	(7)	(2)	(9)
Insurance	491	104	595
Postage and Telephone	(117)	(26)	(143)
State Taxes	(83)	(13)	(96)
Other	43	(140)	(97)
Total Other Expense	$532	$1,496	$2,028

Management provided guidance in Park’s 2009 Annual Report that total other expense would be approximately $191 million for 2010. Management’s latest projection of total other expense remains unchanged from the guidance provided in the 2009 Annual Report.

Income Tax

Federal income tax expense was $7.8 million for the quarter ended March 31, 2010 and state income tax was a benefit of $609,000.  Vision Bank is subject to state income tax in the states of Alabama and Florida.  State income tax was a benefit for the three month period ended March 31, 2010, because Vision Bank had a loss.  Park and its Ohio-based banking divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity.  The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax was $8.2 million for the first quarter of 2009 and state income tax was a benefit of $327,000.

Federal income tax as a percentage of income before taxes was 27.8% for the first three months of 2010, compared to 28.1% for the same period in 2009.  The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2009 Annual Report that the federal effective income tax rate for 2010 will be approximately 28% to 29%.  Management’s latest projection of the federal effective income tax is consistent with the guidance in the 2009 Annual Report.

Comparison of Financial Condition
At March 31, 2010 and December 31, 2009

Changes in Financial Condition and Liquidity

Total assets increased by $136 million, or 1.9% to $7,176 million at March 31, 2010, compared to $7,040 million at December 31, 2009. The increase in total assets was primarily due to money market instruments and total investment securities, which increased by $104 million and $78 million, respectively. These increases were partially offset by a decrease in loan balances during the period.

Total investment securities increased by $78 million to $1,941 million at March 31, 2010 compared to $1,864 million at December 31, 2009. During the first quarter of 2010, Park’s management purchased $648 million of investment securities. These consisted of approximately $349 million of U.S. Government Agency Notes yielding 0.09% and approximately $297 million of U.S. Government Agency callable securities yielding 4.30%. The weighted average maturity of purchases during the first quarter is less than one year. Investment maturities and repayments during the quarter were approximately $290 million. Finally, Park sold $201 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $8.3 million. An additional $75 million of U.S. Government Agency callable securities were sold during the quarter at their book value.

Loan balances decreased by $43 million to $4,597 million at March 31, 2010 compared to $4,640 million at December 31, 2009. The decrease in loans during the first quarter was primarily due to a $39 million decline in real estate construction loans.

Total liabilities increased by $132 million during the first quarter of 2010 to $6,455 million at March 31, 2010 from $6,323 million at December 31, 2009.  Total deposits and other liabilities have increased by $81 million and $109 million, respectively.  These increases were offset by a decrease in short-term borrowings of $57 million during the quarter.

Total deposits increased by $81 million to $5,269 million at March 31, 2010 compared to $5,188 million at December 31, 2009. Interest bearing checking accounts increased by $171 million during the first quarter, which were offset by a $60 million decrease in certificates of deposit and a $31 million decrease in non-interest bearing deposits.

Total stockholders’ equity increased by $3.6 million to $721 million at March 31, 2010, from $717 million at December 31, 2009. Retained earnings increased by $5.3 million during the period as a result of: net income of $20.8 million, reduced by common stock dividends of $14.0 million and accretion and dividends on the preferred stock of $1.5 million.  Preferred stock increased by $202,000 during the quarter as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income declined by $1.9 million during the first quarter of 2010 to a balance of $13.8 million at March 31, 2010.  The unrealized holding gains on the mark-to-market of the investment securities portfolio declined by $1.8 million, net of taxes, and Park also recognized a $111,000 increase in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.1% at March 31, 2010, compared to 65.9% at December 31, 2009 and 64.6% at March 31, 2009. Cash and cash equivalents were $250.1 million at March 31, 2010, compared to $159.1 million at December 31, 2009 and $126.4 million at March 31, 2009. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total stockholders’ equity at March 31, 2010 was $721 million, or 10.0% of total assets, compared to $717 million or 10.2% of total assets at December 31, 2009 and $656 million or 9.3% of total assets at March 31, 2009.  Common equity, which is stockholders’ equity excluding the preferred stock, was $624 million at March 31, 2010, or 8.7% of total assets, compared to $621 million or 8.8% of total assets at December 31, 2009.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.12% at March 31, 2010 and 9.04% at December 31, 2009. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 12.88% at March 31, 2010 and 12.45% at December 31, 2009. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.35% at March 31, 2010 and 14.89% at December 31, 2009.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2010. The following table indicates the capital ratios for each subsidiary and Park at March 31, 2010.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.39%	9.29%	11.36%
Vision Bank	10.85%	13.60%	14.92%
Park National Corporation	9.12%	12.88%	15.35%
Minimum Capital Ratio	4.00%	4.00%	8.00%
Well Capitalized Ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2009 Annual Report (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2009. There were no significant changes in contractual obligations and commitments during the first three months of 2010.

Financial Instruments with Off-Balance Sheet Risk

All of the affiliate banks of Park are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their respective customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In Thousands)	March 31, 2010	December 31, 2009
Loan Commitments	$791,647	$955,257
Standby Letters of Credit	$29,385	$36,340

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 42 and 43 of Park’s 2009 Annual Report.

On page 43 (Table 10) of Park’s 2009 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $525.1 million or 8.02% of interest earning assets at December 31, 2009. At March 31, 2010, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,129 million or 17.0% of interest earning assets. Park’s twelve-month cumulative rate sensitivity gap continues to be relatively balanced and stable.

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

On page 43 of Park’s 2009 Annual Report, management reported that at December 31, 2009, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and decrease by 0.1% using a declining interest rate scenario over the next year. At March 31, 2010, the earnings simulation model projected that net income would increase by 2.4% using a rising interest rate scenario and decrease by 2.0% using a declining interest rate scenario. At March 31, 2010, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2009 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2009 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida markets in which we operate. For the first quarter of 2010, Vision Bank has experienced $9.1 million in net loan charge-offs, or an annualized 5.40% of average loans. For the first three months of 2009, net loan charge-offs for Vision Bank were $7.4 million, or an annualized 4.23% of average loans. The loan loss provision for Vision Bank was $11.3 million for the three months ended March 31, 2010. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $242.4 million or 5.27% of loans at March 31, 2010, $248.5 million or 5.35% of loans at December 31, 2009, $166.7 million or 3.65% of loans at March 31, 2009 and $167.8 million or 3.74% of loans at December 31, 2008. At March 31, 2010, Vision Bank had non-performing loans of $154.1 million or 22.8% of loans, compared to $159.6 million or 23.6% of loans at December 31, 2009 and $85.7 million or 12.24% of total loans at March 31, 2009.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the three months ended March 31, 2010, Vision Bank had a net loss of $7.5 million and Park contributed capital of $9.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 10% and to maintain the total risk-based capital ratio at 14%.  It remains uncertain when the negative credit trends in our markets will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2010. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

Period	Total Number of Common Shares Purchased	Average Price Paid Per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 thru January 31, 2010	-	-	-	1,483,515
February 1 thru February 28, 2010	-	-	-	1,483,515
March 1 thru March 31, 2010	-	-	-	1,483,493
Total	-	-	-	1,483,493

(1)
The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of one million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At March 31, 2010, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No common shares were purchased under this authorization in 2009 or in 2010 through the date of this Quarterly Report on Form 10-Q.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2010, incentive stock options covering 254,120 common shares were outstanding and 1,245,880 common shares were available for future grants.

With 1,008,659 common shares held as treasury shares for purposes of the 2005 Plan at March 31, 2010, an additional 491,319 common shares remain authorized for repurchase for purposes of funding the 2005 Plan.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   [Reserved]

Item 5.   Other Information

(a), (b) Not applicable.

Item 6.   Exhibits

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
Articles of Incorporation of Park National Corporation (reflecting amendments through December 19, 2008) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(g) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-13006))

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
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10
Summary of Base Salaries for Executive Officers of Park National Corporation [Incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 1-13066)

12	Computation of Ratios (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: April 30, 2010	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: April 30, 2010	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer