Form 10-Q
period 2010-06-30
PARK NATIONAL CORP /OH/
filed 2010-08-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes     ☒ No     ☐

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

Yes     ☐ No     ☒

15,274,250 Common shares, no par value per share, outstanding at July 30, 2010.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2010	2009

Assets:
Cash and due from banks	$126,222	$116,802
Money market instruments	75,323	42,289
Cash and cash equivalents	201,545	159,091
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $1,262,929 and $1,241,381
at June 30, 2010 and December 31, 2009)	1,309,935	1,287,727
Securities held-to-maturity, at amortized cost
(fair value of $490,702 and $523,450
at June 30, 2010 and December 31, 2009)	466,740	506,914
Other investment securities	68,919	68,919
Total investment securities	1,845,594	1,863,560

Loans	4,655,997	4,640,432
Allowance for loan losses	(120,676)	(116,717)
Net loans	4,535,321	4,523,715

Bank owned life insurance	143,941	137,133
Goodwill and other intangible assets	80,021	81,799
Bank premises and equipment, net	68,929	69,091
Other real estate owned	46,456	41,240
Accrued interest receivable	26,723	24,354
Mortgage loan servicing rights	10,922	10,780
Other	133,646	129,566

Total assets	$7,093,098	$7,040,329

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$884,912	$897,243
Interest bearing	4,283,902	4,290,809
Total deposits	5,168,814	5,188,052

Short-term borrowings	280,757	324,219
Long-term debt	652,741	654,381
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	7,557	9,330
Other	158,040	71,833
Total liabilities	6,343,159	6,323,065

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares
issued with $1,000 per share liquidation preference)	96,886	96,483
Common stock (No par value; 20,000,000 shares
authorized; 16,151,086 shares issued at June 30, 2010 and
16,151,112 shares issued at December 31, 2009)	301,206	301,208
Common stock warrants	4,761	5,361
Retained earnings	427,236	423,872
Treasury stock (944,232 shares at June 30, 2010
and 1,268,332 shares at December 31, 2009)	(96,029)	(125,321)

Accumulated other comprehensive income, net of taxes	15,879	15,661
Total stockholders' equity	749,939	717,264

Total liabilities and stockholders' equity	$7,093,098	$7,040,329

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest and dividend income:

Interest and fees on loans	$66,723	$68,496	$133,164	$137,584

Interest and dividends on:
Obligations of U.S. Government,
its agencies and other securities	20,263	23,201	40,738	47,029
Obligations of states
and political subdivisions	204	393	421	815

Other interest income	52	2	121	29
Total interest and dividend income	87,242	92,092	174,444	185,457

Interest expense:

Interest on deposits:
Demand and savings deposits	1,582	2,809	3,357	5,714
Time deposits	9,518	13,800	20,168	28,174

Interest on borrowings:
Short-term borrowings	302	811	646	1,997
Long-term debt	7,119	6,678	14,172	13,345

Total interest expense	18,521	24,098	38,343	49,230

Net interest income	68,721	67,994	136,101	136,227

Provision for loan losses	13,250	15,856	29,800	28,143

Net interest income after
provision for loan losses	55,471	52,138	106,301	108,084

Other income:
Income from fiduciary activities	3,528	3,140	6,950	6,000
Service charges on deposit accounts	5,092	5,432	9,838	10,593
Non-yield loan fee income	3,476	5,738	6,458	11,284
Checkcard fee income	2,765	2,381	5,209	4,509
Bank owned life insurance income	1,254	1,235	2,470	2,424
Other	532	1,831	2,432	4,157
Total other income	16,647	19,757	33,357	38,967

Gain on sale of securities	3,515	7,340	11,819	7,340

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Other expense:
Salaries and employee benefits	$24,013	$25,334	$49,184	$50,821
Occupancy expense	2,793	2,882	5,910	6,040
Furniture and equipment expense	2,564	2,498	5,196	4,876
Data processing fees	1,394	1,459	2,987	2,806
Professional fees and services	5,299	3,605	10,155	6,826
Amortization of intangibles	842	937	1,778	1,873
Marketing	946	939	1,848	1,850
Insurance	2,333	5,840	4,531	7,443
Communication	1,647	1,619	3,416	3,531
State taxes	838	949	1,683	1,890
Other expense	4,332	4,089	8,203	8,057
Total other expense	47,001	50,151	94,891	96,013

Income before income taxes	28,632	29,084	56,586	58,378

Income taxes	7,466	7,777	14,641	15,681

Net income	$21,166	$21,307	$41,945	$42,697

Preferred stock dividends and accretion	1,451	1,441	2,903	2,881

Net income available to common shareholders	$19,715	$19,866	$39,042	$39,816

Per Common Share:

Net income available to common shareholders
Basic	$1.30	$1.42	$2.60	$2.85
Diluted	$1.30	$1.42	$2.60	$2.85

Weighted average common shares outstanding
Basic	15,114,846	14,001,608	14,998,810	13,986,664
Diluted	15,114,846	14,001,608	14,998,810	13,986,664

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2010 and 2009	Stock	Stock	Earnings	at Cost	Income	Income

Balance at December 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596
Net Income			42,697			$42,697
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $180					336	336
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of ($1,247)					(2,320)	(2,320)
Total comprehensive income						$40,713
Cash dividends on common stock at $1.88 per share			(26,267)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Reissuance of common stock from treasury shares held			(6,025)	16,558
Accretion of discount on preferred stock	381		(381)
Preferred stock dividends			(2,500)
Balance at June 30, 2009	$96,102	$305,506	$446,028	$(191,107)	$8,612

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			41,945			$41,945
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(113)					(211)	(211)
Unrealized net holding gain on securities available-for-sale, net of income taxes of $231					429	429
Total comprehensive income						$42,163
Cash dividends on common stock at $1.88 per share			(28,285)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(600)	(7,393)	29,292
Accretion of discount on preferred stock	403		(403)
Preferred stock dividends			(2,500)
Balance at June 30, 2010	$96,886	$305,967	$427,236	$(96,029)	$15,879

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net income	$41,945	$42,697

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,022	941
Provision for loan losses	29,800	28,143
Other-than-temporary impairment on investment securities	-	613
Amortization of core deposit intangibles	1,778	1,873
Realized net investment security gains	(11,819)	(7,340)

Changes in assets and liabilities:
(Increase) decrease in other assets	(12,983)	1,640
(Decrease) in other liabilities	(1,757)	(3,387)

Net cash provided by operating activities	$48,986	$65,180

Investing activities:

Proceeds from sales of available-for-sale securities	$344,325	$204,304
Proceeds from maturity of:
Available-for-sale securities	817,993	269,366
Held-to-maturity securities	42,379	13,721
Purchases of:
Available-for-sale securities	(1,086,068)	(299,895)
Held-to-maturity securities	(2,205)	(37,394)
Net (increase) in other investments	-	(114)
Net (increase) in loans	(41,273)	(150,673)
Purchases of bank owned life insurance, net	(4,562)	-
Purchases of premises and equipment, net	(3,294)	(2,483)

Net cash provided by (used in) investing activities	$67,295	$(3,168)

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six Months Ended
	June 30,
	2010	2009

Financing activities:

Net (decrease) increase in deposits	$(19,238)	$291,674
Net (decrease) in short-term borrowings	(43,462)	(200,667)
Proceeds from issuance of long-term debt	-	30,100
Repayment of long-term debt	(1,640)	(203,499)
Cash payment for fractional shares in dividend reinvestment plan	(2)	(1)
Proceeds from reissuance of common stock from treasury shares held	21,299	8,371
Cash dividends paid on common and preferred stock	(30,784)	(28,239)

Net cash (used in) financing activities	$(73,827)	$(102,261)

Increase (decrease) in cash and cash equivalents	42,454	(40,249)

Cash and cash equivalents at beginning of year	159,091	171,261

Cash and cash equivalents at end of period	$201,545	$131,012

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$40,116	$49,818

Income taxes	$12,000	$10,200

Non cash activities:
Securities acquired through payable	$85,980	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2010.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2009 from Park’s 2009 Annual Report to Shareholders (“2009 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2009 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.  Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements, with the exception of those subsequent events discussed in Note 18 - Subsequent Events.

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements:

Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance on January 1, 2010, did not have a material impact on Park’s consolidated financial statements.

Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (ASC 810). The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on Park’s consolidated financial statements.

Improving Disclosures About Fair Value Measurements: In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first six months of 2010.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2009	$72,334	$9,465	$81,799
Amortization	-	1,778	1,778
June 30, 2010	$72,334	$7,687	$80,021

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $822,000 per quarter for the third and fourth quarters of 2010.

Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2010	$1,644
2011	2,677
2012	2,677
2013	689
2014	-
Total	$7,687

Note 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows at the dates shown:

	June 30,	December 31,
(in thousands)	2010	2009
Commercial, financial and agricultural	$769,538	$751,277
Real estate:
Construction	459,615	495,518
Residential	1,551,652	1,555,390
Commercial	1,186,810	1,130,672
Consumer	685,763	704,430
Leases	2,619	3,145
Total loans	$4,655,997	$4,640,432

Nonperforming loans are summarized as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Impaired commercial loans
Nonaccrual	$203,574	$201,001
Restructured	214	142
Total impaired commercial loans	$203,788	$201,143
Consumer nonaccrual loans	34,066	32,543
Total nonaccrual and restructured loans	$237,854	$233,686

Loans past due 90 days or more and accruing	17,283	14,773
Total nonperforming loans	$255,137	$248,459

Management’s general practice is to proactively charge down impaired loans to the fair value of the underlying collateral or the present value of future cash flows. The allowance for loan losses specifically related to impaired loans at June 30, 2010 and December 31, 2009, was $38.8 million and $36.7 million, respectively.  GAAP requires management to specifically reserve for any shortfall between a loan’s book value and the net realizable value of collateral or the present value of expected future cash flows at the balance sheet date.

Loans past due 90 days or more and still accruing interest increased to $17.3 million at June 30, 2010. Included within this $17.3 million is one loan in the amount of $14.5 million (Vision Bank holds $9.0 million and PNB holds a $5.5 million participation interest) that was in the process of renewal at June 30, 2010. Subsequent to the end of the second quarter, this renewal was completed.

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within the “Critical Accounting Policies” discussion beginning on page 32 in Park’s 2009 Annual Report and page 30 in this Form 10-Q.

The following table shows the activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Average loans	$4,604,481	$4,585,406	$4,610,944	$4,567,459

Allowance for loan losses:
Beginning balance	$119,674	$101,279	$116,717	$100,088

Charge-offs:
Commercial, financial and agricultural	2,415	3,705	4,631	5,091
Real estate – construction	4,772	2,448	9,477	8,936
Real estate – residential	2,533	3,440	8,302	5,203
Real estate – commercial	1,624	1,046	2,175	1,467
Consumer	1,929	2,824	4,266	5,994
Lease financing	-	9	-	9
Total charge-offs	13,273	13,472	28,851	26,700

Recoveries:
Commercial, financial and agricultural	167	159	567	560
Real estate – construction	59	16	316	522
Real estate – residential	355	212	738	715
Real estate – commercial	(7)	42	254	292
Consumer	451	711	1,135	1,182
Lease financing	-	1	-	2
Total recoveries	1,025	1,141	3,010	3,273

Net charge-offs	12,248	12,331	25,841	23,427

Provision for loan losses	13,250	15,856	29,800	28,143
Ending balance	$120,676	$104,804	$120,676	$104,804

Annualized ratio of net charge-offs to average loans	1.07%	1.08%	1.13%	1.03%
Ratio of allowance for loan losses to end of period loans	2.59%	2.27%	2.59%	2.27%

Note 5 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009.

	Three months ended		Six months ended
(in thousands, except share and per share data)	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income available to common shareholders	$19,715	$19,866	$39,042	$39,816
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,114,846	14,001,608	14,998,810	13,986,664
Effect of dilutive options and warrants	-	-	-	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,114,846	14,001,608	14,998,810	13,986,664
Earnings per common share:
Basic earnings per common share	$1.30	$1.42	$2.60	$2.85
Diluted earnings per common share	$1.30	$1.42	$2.60	$2.85

For the three and six month periods ended June 30, 2010, options to purchase a weighted average of 223,445 and 238,961 common shares, respectively, were outstanding under Park’s stock option plans. A warrant to purchase 227,376 common shares was outstanding at both June 30, 2010 and 2009 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). In addition, warrants to purchase 175,900 common shares which expire on October 30, 2010 were outstanding at June 30, 2010 as a result of the issuance of common shares and common share warrants in a registered direct public offering which closed on October 30, 2009. The common shares represented by the options and the warrants for the three and six month periods ended June 30, 2010, totaling a weighted average of 718,482 and 849,526, respectively, and the common shares represented by the options and warrants for the three and six month periods ended June 30, 2009, totaling a weighted average of 542,602 and 605,024, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.

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

Operating Results for the three months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,612	$6,914	$2,195	$68,721
Provision for loan losses	3,800	8,900	550	13,250
Other income (loss) and security gains	20,840	(756)	78	20,162
Other expense	35,752	8,237	3,012	47,001
Net income (loss)	27,850	(6,756)	72	21,166

Balance at June 30, 2010
Assets	$6,215,606	$863,315	$14,177	$7,093,098

Operating Results for the three months ended June 30, 2009
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,113	$5,975	$2,906	$67,994
Provision for loan losses	5,428	9,900	528	15,856
Other income and security gains	26,289	728	80	27,097
Other expense	39,460	7,554	3,137	50,151
Net income (loss)	27,635	(6,606)	278	21,307

Balance at June 30, 2009
Assets	$6,109,671	$878,482	$19,457	$7,007,610

Operating Results for the six months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$118,011	$13,805	$4,285	$136,101
Provision for loan losses	8,550	20,200	1,050	29,800
Other income (loss) and security gains	45,618	(605)	163	45,176
Other expense	72,554	16,091	6,246	94,891
Net income (loss)	56,185	(14,212)	(28)	41,945

Operating Results for the six months ended June 30, 2009
(in thousands)	PNB	VB	All Other	Total
Net interest income	$117,172	$13,290	$5,765	$136,227
Provision for loan losses	8,680	18,400	1,063	28,143
Other income and security gains	44,342	1,797	168	46,307
Other expense	75,591	13,912	6,510	96,013
Net income (loss)	52,388	(10,575)	884	42,697

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and six month periods ended June 30, 2010 and 2009. The reconciling amounts for consolidated total assets for both the three and six month periods ended June 30, 2010 and 2009, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 7 – Stock Option Plan

Park did not grant any stock options during the six month periods ended June 30, 2010 and 2009. Additionally, no stock options vested during the first six months of 2010 or 2009.

The following table summarizes stock option activity during the first six months of 2010.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	254,892	$97.78
Granted	-	-
Exercised	-	-
Forfeited/Expired	172,192	108.44
Outstanding at June 30, 2010	82,700	$75.88

All of the stock options outstanding at June 30, 2010 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2010 was $0.  No stock options were exercised during the first six months of 2010 or 2009. The weighted average contractual remaining term was 2.38 years for the stock options outstanding at June 30, 2010.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At June 30, 2010, incentive stock options granted under the 2005 Plan covering 82,700 common shares were outstanding. At June 30, 2010, Park held 540,956 treasury shares that are available for the 2005 Plan.

Note 8 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2010, Park had approximately $9.8 million in mortgage loans held for sale, compared to $9.6 million at December 31, 2009.  These amounts are included in loans on the consolidated condensed balance sheets.

Note 9 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six months ended June 30, 2010, there were no investment securities deemed to be other-than-temporarily impaired.  For the three and six month periods ended June 30, 2009, Park recognized other-than-temporary impairment charges of $375,000 and $613,000, respectively, related to equity investments in several financial institutions.  These impairment charges represented the difference between each investment’s cost and fair value.

Investment securities at June 30, 2010, were as follows:

(in thousands)
June 30, 2010 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government agencies	$749,080	$6,630	$-	$755,710
Obligations of states and political subdivisions	13,016	411	19	13,408
U.S. Government agencies’ asset-backed securities	499,872	39,301	-	539,173
Other equity securities	961	719	36	1,644
Total	$1,262,929	$47,061	$55	$1,309,935

June 30, 2010 Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$4,203	$22	$-	$4,225
U.S. Government agencies’ asset-backed securities	462,537	23,940	-	486,477
Total	$466,740	$23,962	$-	$490,702

Management does not believe any of the unrealized losses at June 30, 2010 or December 31, 2009, represents an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2010, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2010 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	$791	$19	$-	$-	$791	$19
Other equity securities	-	-	222	36	222	36
Total	$791	$19	$222	$36	$1,013	$55

Investment securities at December 31, 2009, were as follows:

(in thousands)
December 31, 2009 Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government agencies	$349,899	$389	$2,693	$347,595
Obligations of states and political subdivisions	15,189	493	15	15,667
U.S. Government agencies’ asset-backed securities	875,331	47,572	-	922,903
Other equity securities	962	656	56	1,562
Total	$1,241,381	$49,110	$2,764	$1,287,727

December 31, 2009 Securities Held-to-Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of states and political subdivisions	$4,456	$25	$-	$4,481
U.S. Government agencies’ asset-backed securities	502,458	16,512	1	518,969
Total	$506,914	$16,537	$1	$523,450

Securities with unrealized losses at December 31, 2009, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2009 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	$257,206	$2,693	$-	$-	$257,206	$2,693
U.S. Government agencies’ asset-backed securities	295	15	-	-	295	15
Other equity securities	-	-	202	56	202	56
Total	$257,501	$2,708	$202	$56	$257,703	$2,764

December 31, 2009 Securities Held-to-Maturity
U.S. Government agencies’ asset-backed securities	$50	$1	$-	$-	$50	$1

Park’s U.S. Government agencies’ asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2010, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and agencies’ notes:
Due within one year	$674,080	$677,943
Due five through ten years*	75,000	77,767
Total	$749,080	$755,710

Obligations of states and political subdivisions:
Due within one year	$10,340	$10,625
Due one through five years	2,366	2,483
Due over ten years	310	300
Total	$13,016	$13,408

U.S. Government agencies’ asset-backed securities:
Total	$499,872	$539,173

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$4,203	$4,225

U.S. Government agencies’ asset-backed securities:
Total	$462,537	$486,477
* Includes callable notes with call dates in 18 months.  Management’s current expectation is that these securities could extend to the maturity date, although this expectation could change depending on future changes in the interest rate environment.

All of Park’s U.S. Treasury and agencies’ notes, with the exception of $50 million of short term FHLB discount notes, are callable. Management estimates the average remaining life of Park’s investment portfolio to be 1.7 years at June 30, 2010.  If interest rates were to rise by 100 basis points, management expects that the average remaining life would extend to approximately 5.3 years.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	June 30,	December 31,
(in thousands)	2010	2009
Federal Home Loan Bank stock	$62,044	$62,044
Federal Reserve Bank stock	6,875	6,875
Total	$68,919	$68,919

Note 11 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were zero and $20.0 million for the six month periods ended June 30, 2010 and 2009, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$918	$953	$1,836	$1,906
Interest cost	896	858	1,792	1,716
Expected return on plan assets	(1,457)	(1,089)	(2,914)	(2,179)
Amortization of prior service cost	5	8	10	17
Recognized net actuarial loss	270	511	540	1,021
Benefit expense	$632	$1,241	$1,264	$2,481

Note 12 – Derivative Instruments

FASB ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  As required by GAAP, the Company records all derivatives on the consolidated condensed balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

At June 30, 2010, the interest rate swap’s fair value of $(1.8) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter or six months ended June 30, 2010. At June 30, 2010, the variable rate on the $25 million subordinated note was 2.53% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the six months ended June 30, 2010, the change in the fair value of the interest rate swap reported in other comprehensive income was a loss of $211,000 (net of taxes of $113,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of June 30, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of June 30, 2010, Park had mortgage loan interest rate lock commitments outstanding of approximately $23.7 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At June 30, 2010, the fair value of the derivative instruments was approximately $343,000.  The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2010, the fair value of the swap liability of $340,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.53 billion at June 30, 2010, compared to $1.46 billion at June 30, 2009.  At June 30, 2010, $48.3 million of the sold mortgage loans were sold with recourse compared to $58.5 million at June 30, 2009.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At June 30, 2010, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,859	$10,780
Additions	545	1,120
Amortization	(482)	(978)
Changes in valuation inputs & assumptions	-	-

Carrying amount, net, end of period	$10,922	$10,922

Valuation allowance:
Beginning of period	$574	$574
Changes due to fair value adjustments	-	-
End of period	$574	$574

Servicing fees included in non-yield loan fee income were $1.4 million and $2.7 million for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, servicing fees included in non-yield loan fee income were $1.5 million and $2.8 million, respectively.

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

▪
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting and similar nputs.

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

Assets and Liabilities Measured on a Recurring Basis:

The following table presents financial assets and liabilities measured on a recurring basis:

Fair Value Measurements at June 30, 2010 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2010
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government agencies	$-	$755,710	$-	$755,710
Obligations of states and political subdivisions	-	10,652	2,756	13,408
U.S. Government agencies’ asset-backed securities	-	539,173	-	539,173
Equity securities	1,644	-	-	1,644
Mortgage loans held for sale	-	9,836	-	9,836
Mortgage IRLCs	-	343	-	343

Liabilities
Interest rate swap	$-	$(1,809)	$-	$(1,809)
Fair value swap	-	-	(340)	(340)

Fair Value Measurements at December 31, 2009 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2009
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government agencies	$-	$347,595	$-	$347,595
Obligations of states and political subdivisions	-	12,916	2,751	15,667
U.S. Government agencies’ asset-backed securities	-	922,903	-	922,903
Equity securities	1,562	-	-	1,562
Mortgage loans held for sale	-	9,551	-	9,551
Mortgage IRLCs	-	214	-	214

Liabilities
Interest rate swap	$-	$(1,483)	$-	$(1,483)
Fair value swap	-	-	(500)	(500)

The following methods and assumptions were used by the Corporation in determining fair value of the financial assets and liabilities discussed above:

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Fair Value Measurements tables exclude Park’s Federal Home Loan Bank stock and Federal Reserve Bank stock.  These assets are carried at their respective redemption values, as it is not practicable to calculate their fair values.  For securities where quoted prices or market prices of similar securities are not available, which include municipal securities, fair values are calculated using discounted cash flows.

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

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using security prices for similar product types and, therefore, are classified in Level 2.

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six month periods ended June 30, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended June 30, 2010 and 2009
(in thousands)	Obligations of states and political subdivisions	Fair value swap
Balance, at March 31, 2010	$2,744	$(500)
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	12	-
Other	-	160
Balance June 30, 2010	$2,756	$(340)

Balance, at March 31, 2009	$2,853	$0
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	(55)	-
Balance June 30, 2009	$2,798	$0

Level 3 Fair Value Measurements Six months ended June 30, 2010 and 2009
(in thousands)	Obligations of states and political subdivisions	Fair value swap
Balance, at January 1, 2010	$2,751	$(500)
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	5	-
Other	-	160
Balance June 30, 2010	$2,756	$(340)

Balance, at January, 2009	$2,705	$0
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	93	-
Balance June 30, 2009	$2,798	$0

Assets and liabilities measured on a nonrecurring basis:

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at June 30, 2010 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at June 30, 2010
Impaired loans	$-	$-	$110,049	$110,049
Mortgage servicing rights	-	10,922	-	10,922
Other real estate owned	-	-	46,456	46,456

Fair Value Measurements at December 31, 2009 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2009
Impaired loans	$-	$-	$109,818	$109,818
Mortgage servicing rights	-	10,780	-	10,780
Other real estate owned	-	-	41,240	41,240

Impaired loans, which are usually measured for impairment using the fair value of the underlying collateral or present value of estimated future cash flows, had a book value of $203.6 million at June 30, 2010, after partial charge-offs of $46.7 million.  In addition, these loans have a specific valuation allowance of $38.8 million. Of the $203.6 million impaired loan portfolio, $148.8 million were carried at their fair value of $110.0 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $54.8 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of estimated future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2009, impaired loans had a book value of $201.1 million. Of these, $109.8 million were carried at fair value, as a result of partial charge-offs of $43.4 million and a specific valuation allowance of $36.7 million.

MSRs, which are carried at the lower of cost or fair value, were recorded at a fair value of $10.9 million, including a valuation allowance of $574,000, at June 30, 2010.  MSRs do not trade in active, open markets with readily observable prices.  For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available.  As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received.  Significant inputs include the discount rate and assumed prepayment speeds utilized.  The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified Level 2.  At December 31, 2009, MSRs were recorded at a fair value of $10.8 million, including a valuation allowance of $574,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At June 30, 2010 and December 31, 2009, the estimated fair value of OREO, less estimated selling costs amounted to $46.5 million and $41.2 million, respectively.  The financial impact of OREO devaluation adjustments for the three and six month periods ended June 30, 2010 was $2.0 million and $3.1 million, respectively.

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

Subordinated debentures and notes: Fair values for subordinated debentures and notes are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures to a schedule of monthly maturities.

The fair value of financial instruments at June 30, 2010 and December 31, 2009, is as follows:

(in thousands)	June 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$201,545	$201,545	$159,091	$159,091
Investment securities	1,776,675	1,800,637	1,794,641	1,811,177
Accrued interest receivable	26,723	26,723	24,354	24,354
Mortgage loans held for sale	9,836	9,836	9,551	9,551
Impaired loans carried at fair value	110,049	110,049	109,818	109,818
Other loans	4,415,436	4,421,563	4,404,346	4,411,526
Loans receivable, net	$4,535,321	$4,451,448	$4,523,715	$4,530,895

Financial liabilities:
Noninterest bearing checking accounts	$884,912	$884,912	$897,243	$897,243
Interest bearing transactions accounts	1,385,682	1,385,682	1,193,845	1,193,845
Savings accounts	882,797	882,797	873,137	873,137
Time deposits	2,010,976	2,022,231	2,222,537	2,234,599
Other	4,447	4,447	1,290	1,290
Total deposits	$5,168,814	$5,180,069	$5,188,052	$5,200,114

Short-term borrowings	$280,757	$280,757	$324,219	$324,219
Long-term debt	652,741	707,749	654,381	703,699
Subordinated debentures/notes	75,250	61,376	75,250	64,262
Accrued interest payable	7,557	7,557	9,330	9,330

Derivative financial instruments:
Interest rate swap	$1,809	$1,809	$1,483	$1,483
Fair value swap	340	340	500	500

Note 15 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three and six month periods ended June 30, 2010, Park recognized a charge to retained earnings of $1.5 million and $2.9 million, respectively, representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury, having an exercise price of $65.97. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the CPP was approved by the U.S. Department of the Treasury (calculated on a 20-day trailing average). The warrant has a term of 10 years.

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

Note 16 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the six months ended June 30, 2010 and 2009:

Six months ended June 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2010:
Unrealized gains on available-for-sale securities	$12,479	$4,368	$8,111
Reclassification adjustment for gains realized in net income	(11,819)	(4,137)	(7,682)
Unrealized net holding loss on cash flow hedge	(324)	(113)	(211)
Other comprehensive income	$336	$118	$218

2009:
Unrealized gains on available-for-sale securities	$3,773	$1,322	$2,451
Reclassification adjustment for gains realized in net income	(7,340)	(2,569)	(4,771)
Unrealized net holding loss on cash flow hedge	516	180	336
Other comprehensive loss	$(3,051)	$(1,067)	$(1,984)

The ending balance of each component of accumulated other comprehensive income (loss) is as follows:

(in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

June 30, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	47,006	16,452	30,554
Unrealized net holding loss on cash flow hedge	(1,807)	(632)	(1,175)
Total accumulated other comprehensive income	$24,430	$8,551	$15,879

December 31, 2009:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	46,346	16,221	30,125
Unrealized net holding loss on cash flow hedge	(1,483)	(519)	(964)
Total accumulated other comprehensive income	$24,094	$8,433	$15,661

June 30, 2009:
Changes in pension plan assets and benefit obligations	$(30,435)	$(10,652)	$(19,783)
Unrealized gains on available-for-sale securities	45,106	15,788	29,318
Unrealized net holding loss on cash flow hedge	(1,421)	(498)	(923)
Total accumulated other comprehensive income	$13,250	$4,638	$8,612

Note 17 — Sale of Common Shares

During the second quarter of 2010, 324,100 common shares were issued upon the exercise of Series A and Series B Common Share Warrants at a price of $67.75 per common share. These Series A and Series B Common Share Warrants were issued as part of the registered direct public offering that Park completed on October 30, 2009. Net of all expenses, Park raised an additional $21.3 million of common equity from the sale of these 324,100 common shares.  Series B Common Share Warrants covering 175,900 common shares, with an exercise price of $67.75 per common share and an expiration date of October 30, 2010, remained outstanding at June 30, 2010.

Note 18 – Subsequent Events

Subsequent to June 30, 2010, the holders of Series B Common Share Warrants acquired in connection with the registered direct public offering which closed on October 30, 2009, presented notices of exercise covering an aggregate of 95,400 common shares. As a result of these exercises, Park delivered an aggregate of 95,400 common shares and received net proceeds of approximately $6.3 million (net of selling expenses).

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2009 Annual Report to Shareholders (“2009 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of unimpaired commercial loans and pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for impaired commercial loans reflects expected losses resulting from analyses performed on each individual impaired commercial loan. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where we have determined the loan is impaired. Management continues to group individually impaired commercial loans into three categories: Vision Bank impaired commercial land and development (CL&D) loans ($94.5 million), The Park National Bank (“PNB”) impaired loans and other Vision Bank impaired commercial loans with balances of at least $250,000 ($103.0 million), and Vision Bank impaired commercial loans with balances less than $250,000 ($6.1 million). At June 30, 2010, management had specifically allocated $25.0 million, $12.9 million, and $906,000, respectively, of the loan loss reserve to these three categories. For the year ended December 31, 2009, management had specifically allocated $21.7 million, $14.5 million and $562,000, respectively, of the loan loss reserve to these three categories.

Pools of performing commercial loans and pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. During 2009, management implemented a methodology that uses an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs during the last 24 months. Management continues to believe the 24-month historical loss experience methodology is appropriate in the current economic environment at June 30, 2010, as it captures loss rates that are comparable to the current period being analyzed. Management also segregated Vision Bank’s accruing CL&D loan portfolio from other commercial loans, as the loss experience in the CL&D loan portfolio has far surpassed losses from other commercial loans at Vision Bank and PNB. The historical loss experience is judgmentally increased to cover approximately two years of historical losses in the commercial loan portfolio and 1.75 years of historical losses in the Vision Bank CL&D loan portfolio. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is based on historical loss experience, judgmentally increased to cover approximately 1.25 years of historical losses.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At June 30, 2010, the fair value of assets based on Level 3 inputs for Park were approximately $159.3 million. This was 10.7% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $110 million (or 69%) of the total amount of Level 3 inputs. Additionally, there were $54.8 million of loans that are impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

At June 30, 2010, on a consolidated basis, Park had core deposit intangibles of $7.7 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at PNB.  At June 30, 2010, the core deposit intangible asset recorded on the balance sheet of PNB was $2.0 million and the core deposit intangible asset at Vision Bank was $5.7 million.  On April 1, 2010, Park’s management evaluated the goodwill for PNB for impairment and concluded that the fair value of the goodwill for PNB exceeded the carrying value of $72.3 million and accordingly was not impaired.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

Summary Discussion of Results

Net income for the three months ended June 30, 2010 was $21.2 million compared to $21.3 million for the second quarter of 2009, a small decrease of $141,000 or ..7%.  Net income available to common shareholders (which excludes the preferred stock dividends and the related accretion) was $19.7 million for the second quarter of 2010 compared to $19.9 million for the three months ended June 30, 2009, a decrease of $151,000 or .8%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.45 million for the second quarter of 2010 and $1.44 million for the second quarter of 2009.

Diluted earnings per common share were $1.30 for the second quarter of 2010 compared to $1.42 for the second quarter of 2009, a decrease of $.12 per share or 8.5%.  Weighted average common shares outstanding were 15,114,846 for the three months ended June 30, 2010 compared to 14,001,608 common shares for the second quarter of 2009, an increase of 1,113,238 common shares or 8.0%.  Park sold an aggregate of 904,072 common shares, out of treasury shares, during the last three quarters of 2009 using various capital raising strategies.  Additionally, Park sold 324,100 common shares, out of treasury shares, in the second quarter of 2010 as a result of the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009.

Net income for the six months ended June 30, 2010 was $41.9 million compared to $42.7 million for the first half of 2009, a decrease of $752,000 or 1.8%.  Net income available to common shareholders was $39.0 million for the first six months of 2010 compared to $39.8 million for the same period in 2009, a decrease of $774,000 or 1.9%.  Preferred stock dividends and the related accretion of the discount on the preferred stock issued to the U.S. Treasury totaled $2.9 million for both the first half of 2010 and 2009.

Diluted earnings per common share were $2.60 for the six months ended June 30, 2010 compared to $2.85 for the first half of 2009, a decrease of $.25 per share or 8.8%.  Weighted average common shares outstanding were 14,998,810 for the six months ended June 30, 2010 compared to 13,986,664 common shares for the six months ended 2009, an increase of 1,012,146 common shares or 7.2%.

The following tables compare the components of net income for the three and six month periods ended June 30, 2010 with the components of net income for the three and six month periods ended June 30, 2009.  This information is provided for Park, Vision Bank and Park excluding Vision Bank (“Park’s Ohio-based operations”).  In general for 2010, the operating results for Park’s Ohio-based operations were better than management projected, but the loan loss provision at Vision Bank was worse than expected.

Park Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$68,721	$67,994	1.1%	$136,101	$136,227	(.1)%
Provision for loan losses	13,250	15,856	(16.4)%	29,800	28,143	5.9%
Total other income	16,647	19,757	(15.7)%	33,357	38,967	(14.4)%
Gain on sale of securities	3,515	7,340	(52.1)%	11,819	7,340	61.0%
Total other expense	47,001	50,151	(6.3)%	94,891	96,013	(1.2)%
Income before taxes	$28,632	$29,084	(1.6)%	$56,586	$58,378	(3.1)%
Income taxes	7,466	7,777	(4.0)%	14,641	15,681	(6.6)%
Net income	$21,166	$21,307	(.7)%	$41,945	$42,697	(1.8)%

For the six months ended June 30, 2010, the operating results for net interest income, total other income and total other expense were consistent with management’s forecast for the projected operating results for 2010.  This guidance was included in Park’s 2009 Annual Report in the “Financial Review” section on pages 35 through 40.

The following table compares the guidance for 2010 that management had provided in the 2009 Annual Report with the actual results for the first half of 2010.

(in thousands)	Projected results for 2010	50% of annual projection	Actual results for the first half of 2010
Net interest income	$265,000 to $275,000	$132,500 - $137,500	$136,101
Total other income	$68,000	$34,000	$33,357
Total other expense	$191,000	$95,500	$94,891

Park’s management believes that the 2010 guidance previously provided for net interest income, total other income and total other expense continues to be accurate.  Management expects that the operating results for the second half of 2010 will be similar to the first half of 2010 for net interest income, total other income and total other expense.

During the first six months of 2010, Park sold a total of $257.5 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $11.8 million.  This gain on the sale of securities was $4.5 million greater than the guidance that management had provided of $7.3 million in gains for 2010 in the 2009 Annual Report.  The securities that were sold were all owned by PNB.  Management does not expect to sell additional securities during the second half of 2010, but the investment portfolio continued to have a large net unrealized gain of $71 million at June 30, 2010.

In Park’s 2009 Annual Report, management provided guidance that the loan loss provision for 2010 would be in a range of $45 million to $55 million.  This estimate implies a loan loss provision for half of the year of $22.5 million to $27.5 million.  The loan loss provision for the first half of the year of $29.8 million exceeded the top of the range by $2.3 million.  Park’s management now estimates that the loan loss provision for all of 2010 will be in a range of $55 million to $60 million.

Vision Bank – Summary Income Statement
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$6,914	$5,975	15.7%	$13,805	$13,290	3.9%
Provision for loan losses	8,900	9,900	(10.1)%	20,200	18,400	9.8%
Other income	(756)	728	(203.8)%	(605)	1,797	(133.7)%
Gain on sale of securities	—	—	—	—	—	—
Other expense	8,237	7,554	9.0%	16,091	13,912	15.7%
Income (loss) before taxes	$(10,979)	$(10,751)	(2.1)%	$(23,091)	$(17,225)	(34.1)%
Income taxes	(4,223)	(4,145)	(1.9)%	(8,879)	(6,650)	(33.5)%
Net income (loss)	$(6,756)	$(6,606)	(2.3)%	$(14,212)	$(10,575)	(34.4)%

The operating loss at Vision Bank for both the three and six month periods ended June 30, 2010 has been worse than management expected.  The loan loss provision was expected to be approximately $30 million for 2010.  Park’s management is now projecting that the loan loss provision for Vision Bank for 2010 will be $38 million to $40 million.  This estimate for 2010 is a little less than the loan loss provision of $44.4 million in 2009 and $47.0 million in 2008 for Vision Bank.

Total other income at Vision Bank was a loss of $756,000 for the second quarter of 2010 and a loss of $605,000 for the first six months of 2010.  This poor performance was primarily due to the recognized losses from devaluation of other real estate owned of $1.9 million in the second quarter of 2010 and $2.8 million for the first six months of 2010.

Total other expense at Vision Bank increased by $683,000 or 9.0% to $8.2 million for the second quarter of 2010 and increased by $2.2 million or 15.7% to $16.1 million for the first half of 2010, compared to the same periods in 2009.  This increase in expense was due to an increase in legal and consulting fees related to professional services being provided concerning nonperforming loans and other real estate owned at Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$61,807	$62,019	(.3)%	$122,296	$122,937	(.5)%
Provision for loan losses	4,350	5,956	(27.0)%	9,600	9,743	(1.5)%
Other income	17,403	19,029	(8.5)%	33,962	37,170	(8.6)%
Gain on sale of securities	3,515	7,340	(52.1)%	11,819	7,340	61.0%
Other expense	38,764	42,597	(9.0)%	78,800	82,101	(4.0)%
Income before taxes	$39,611	$39,835	(.6)%	$79,677	$75,603	5.4%
Income taxes	11,689	11,922	(2.0)%	23,520	22,331	5.3%
Net income	$27,922	$27,913	0%	$56,157	$53,272	5.4%

As previously mentioned, the operating results for Park’s Ohio-based banking divisions for the three month and six month periods ended June 30, 2010 were very solid and better than management’s forecast.

Net Interest Income Comparison for the Second Quarter of 2010 and 2009

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income increased by $727,000 or 1.1% to $68.7 million for the second quarter of 2010 compared to $68.0 million for the second quarter of 2009.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the second quarter of 2010 with the same quarter in 2009.

Three Months Ended June 30,
	2010		2009
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,604,481	5.84%	$4,585,406	6.02%
Taxable investments	1,751,343	4.64%	1,889,035	4.93%
Tax exempt investments	17,601	7.23%	32,763	7.44%
Money market instruments	94,669	.22%	21,221	.05%
Interest earning assets	$6,468,094	5.44%	$6,528,425	5.69%

Interest bearing deposits	$4,288,551	1.04%	$4,185,578	1.59%
Short-term borrowings	283,686	.43%	442,255	.77%
Long-term debt	729,320	3.92%	806,315	3.31%
Interest bearing liabilities	$5,301,557	1.40%	$5,434,148	1.78%
Excess interest earning assets	$1,166,537		$1,094,277
Net interest spread		4.04%		3.91%
Net interest margin		4.29%		4.21%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the second quarter of 2010 decreased by $60 million or .9% to $6,468 million compared to $6,528 million for the second quarter of 2009.  The average yield on interest earning assets decreased by 25 basis points to 5.44% for the second quarter of 2010 compared to 5.69% for the second quarter of 2009.

Average interest bearing liabilities for the second quarter of 2010 decreased by $133 million or 2.4% to $5,301 million compared to $5,434 million for the second quarter of 2009.  The average cost of interest bearing liabilities decreased by 38 basis points to 1.40% for the second quarter of 2010 compared to 1.78% for the second quarter of 2009.

Interest Rates

Short-term interest rates continue to be extremely low.  The average federal funds rate was .19% for the second quarter of 2010 and .16% for the first half of 2010.  The average federal funds rate was .18% for both the second quarter of 2009 and the first half of 2009.

During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008.  The sharp reduction in the targeted federal funds rate in 2008 was in response to a severe recession in the U.S. economy.  The annualized change in the U.S. gross domestic product (“GDP”) in 2009 was a negative 6.4% in the first quarter and a negative .7% in the second quarter.  However, economic conditions began to improve during the second half of 2009 and have continued to improve in 2010.  The annualized growth in GDP was 2.2% in the third quarter of 2009, 5.6% in the fourth quarter of 2009, 3.7% in the first quarter of 2010 and 2.4% in the second quarter of 2010.  Most economists expect GDP will grow 2% to 3% in 2010, but that the U.S. national unemployment rate will continue to be above 9%.

Park’s management expects that due to the uncertainty of future economic growth following the severe economic recession, the FOMC will maintain the targeted federal funds interest rate in the range of 0% to .25% during the remainder of 2010.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $19 million or .4% to $4,604 million for the three months ended June 30, 2010, compared to $4,585 million for the same period in 2009.  The average yield on the loan portfolio decreased by 18 basis points to 5.84% for the second quarter of 2010 compared to 6.02% for the second quarter of 2009.

Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the large decline in short-term interest rates in the past two years.  The yield on the loan portfolio was 5.87% for the first quarter of 2010 and 5.91% for the fourth quarter of 2009.  Management expects that the yield on the loan portfolio will decrease modestly during the second half of 2010.

During the second quarter of 2010, loan balances increased by $59 million to $4,656 million at June 30, 2010.  By comparison, loan balances decreased by $43 million during the first quarter of 2010.  As a result of this activity, loan balances have increased by a modest $16 million or .3% during the first six months of 2010.  Over the past twelve months, loan balances increased by $36 million or .8%.  Park’s management expects continued slow loan growth during the second half of 2010 as the demand for loans continues to be relatively soft.

The average balance of taxable investment securities decreased by $138 million or 7.3% to $1,751 million for the second quarter of 2010 compared to $1,889 million for the second quarter of 2009.  The average yield on taxable investment securities was 4.64% for the second quarter of 2010 compared to 4.93% for the second quarter last year.

The average balance of tax exempt investment securities decreased by $15 million or 46.3% to $18 million for the second quarter of 2010 compared to $33 million for the second quarter of 2009.  The tax equivalent yield on tax exempt investment securities was 7.23% for the second quarter of 2010 and 7.44% for the second quarter of 2009.  Park has not purchased any tax exempt investment securities for the past several quarters.

At June 30, 2010, total investment securities (on an amortized cost basis) were $1,799 million compared to $1,817 million at December 31, 2009 and $1,869 million at June 30, 2009.  During the second quarter of 2010, Park sold $57 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $3.5 million.  These mortgage-backed securities had a weighted average book yield of 4.64% and they were sold at an average price of 105.8% of the principal balance with an estimated yield to the buyer of 2.08%.  These securities had a weighted average remaining life of about 3 years.

Average interest bearing deposit accounts increased by $103 million or 2.5% to $4,289 million for the second quarter of 2010 compared to $4,186 million for the second quarter of 2009.  The average interest rate paid on interest bearing deposits decreased by 55 basis points to 1.04% for the second quarter of 2010 compared to 1.59% for the second quarter last year.

Average total borrowings were $1,013 million for the three months ended June 30, 2010, compared to $1,249 million for the second quarter of 2009, a decrease of $236 million or 18.9%.  The large decrease in total borrowings was primarily due to the $153 million decrease in the average balance of investment securities and also due to the $103 million increase in the average balance of interest bearing deposit accounts in the second quarter of 2010 compared to the second quarter of 2009.  The average interest rate paid on total borrowings was 2.94% for the second quarter of 2010 compared to 2.41% for the second quarter of 2009.  The increase in the average interest rate paid on total borrowings was primarily due to a large reduction in low cost short-term borrowings, as well as the subordinated notes issued on December 23, 2009.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) increased by 13 basis point to 4.04% for the second quarter of 2010 compared to 3.91% for the second quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.29% for the second quarter of 2010 compared to 4.21% for the second quarter of 2009.

Net Interest Comparison for the First Half of 2010 and 2009

Net interest income decreased slightly by $126,000 or .1% to $136.1 million for the first six months of 2010 compared to $136.2 million for the first half of 2009.  The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first half of 2010 with the first half of 2009.

Six Months Ended June 30,
	2010		2009
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,610,944	5.86%	$4,567,459	6.10%
Taxable investments	1,758,951	4.67%	1,913,051	4.96%
Tax exempt investments	17,915	7.36%	34,516	7.41%
Money market instruments	110,146	.22%	22,477	.22%
Interest earning assets	$6,497,956	5.44%	$6,537,503	5.75%

Interest bearing deposits	$4,327,567	1.10%	$4,120,986	1.66%
Short-term borrowings	294,914	.44%	509,118	.79%
Long-term debt	729,468	3.92%	849,892	3.17%
Interest bearing liabilities	$5,351,949	1.44%	$5,479,996	1.81%
Excess interest earning assets	$1,146,007		$1,057,507
Net interest spread		4.00%		3.94%
Net interest margin		4.25%		4.24%
(1)	For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets decreased by $40 million or .6% to $6,498 million for the first six months of 2010 compared to $6,538 million for the first half of 2009.  The average yield on interest earning assets was 5.44% for the six months ended June 30, 2010 compared to 5.75% for the same period in 2009.

Average loans increased by $43.5 million or 1.0% to $4,611 million for the first half of 2010 compared to $4,567 million for the same period in 2009.  The average yield on loans was 5.86% for the first half of 2010 compared to 6.10% for the same period in 2009.

Average investment securities, including money market instruments, were $1,887 million for the first six months of 2010 compared to $1,970 million for the first half of 2009.  The average yield on taxable investment securities was 4.67% for the first half of 2010 and 4.96% for the first half of 2009 and the average tax equivalent yield on tax exempt securities was 7.36% in 2010 and 7.41% in 2009.

Average interest bearing liabilities decreased by $128 million or 2.3% to $5,352 million for the first half of 2010 compared to $5,480 million for the same period in 2009.  The average cost of interest bearing liabilities was 1.44% for the first half of 2010 compared to 1.81% for the first six months of 2009.

Average interest bearing deposits increased by $207 million or 5.0% to $4,328 million for the first six months of 2010 compared to $4,121 million for the first half of 2009.  The average interest rate paid on interest bearing deposit accounts was 1.10% for the first half of 2010 compared to 1.66% for the first half of 2009.

Average total borrowings were $1,024 million for the first half of 2010 compared to $1,359 million for the first six months of 2009.  The average interest rate paid on total borrowings was 2.92% for the first half of 2010 compared to 2.28% for the same period in 2009.

The net interest spread increased by 6 basis points to 4.00% for the first half of 2010 compared to 3.94% for the first six months of 2009.  The net interest margin increased by 1 basis point to 4.25% for the six months ended June 30, 2010 compared to 4.24% for the first six months of 2009.

Guidance on Net Interest Income for 2010

Management provided guidance in Park’s 2009 Annual Report (page 38) that net interest income for 2010 would be approximately $265 million to $275 million, the tax equivalent net interest margin would be approximately 4.15% to 4.20% and the average interest earning assets for 2010 would be approximately $6,550 million.

The actual results for the first six months of 2010 were generally in line with management’s guidance.  Net interest income for the first six months of 2010 was $136.1 million, which annualized would be approximately $272.2 million for 2010.  The tax equivalent net interest margin was 4.25% and average interest earning assets were $6,498 million for the first half of 2010.

The following table displays for the past six quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
March 2009	$6,546,681	$68,233	4.26%
June 2009	$6,528,425	$67,994	4.21%
September 2009	$6,476,283	$68,462	4.22%
December 2009	$6,546,174	$68,802	4.20%
March 2010	$6,528,149	$67,380	4.22%
June 2010	$6,468,094	$68,721	4.29%

Our current forecast for net interest income for 2010 is estimated to be a little higher than the middle of the range of $265 million to $275 million, which management had projected in the 2009 Annual Report.

Provision for Loan Losses

The provision for loan losses was $13.3 million for the three months ended June 30, 2010, compared to $15.9 million for the same period in 2009.  Net loan charge-offs were $12.2 million for the second quarter of 2010, compared to $12.3 million for the second quarter of 2009.  The annualized ratio of net loan charge-offs to average loans was 1.07% for the three months ended June 30, 2010, compared to 1.08% for the same period in 2009.

For the first six months of 2010, the provision for loan losses increased by $1.7 million to $29.8 million, compared to $28.1 million for the first two quarters of 2009.  Net loan charge-offs were $25.8 million for the two quarters ended June 30, 2010, or 1.13% of average loans on an annualized basis, compared to $23.4 million, or 1.03% of average loans on an annualized basis, for the same period in 2009.

Vision Bank continued to experience elevated charge-offs and provision for loan losses during the second quarter of 2010.  The loan loss provision for Vision Bank was $8.9 million for the three months ended June 30, 2010, compared to $9.9 million for the second quarter of 2009.  Vision Bank had net loan charge-offs of $6.5 million, or an annualized 3.92% of average loans for the second quarter of 2010, compared to net loan charge-offs of $6.6 million, or 3.82% of average loans for the same period in 2009.

Park’s Ohio-based operations had a provision for loan losses of $4.4 million for the second quarter of 2010, compared to $6.0 million for the second quarter of 2009.  Net loan charge-offs for Park’s Ohio-based operations were $5.7 million, or an annualized 0.58% of average loans for the second quarter of 2010, which is unchanged from the same period in 2009.

The allowance for loan losses was $120.7 million, or 2.59% of outstanding loans at June 30, 2010, compared to $116.7 million, or 2.52% of loans outstanding at December 31, 2009 and $104.8 million, or 2.27% of loans outstanding at June 30, 2009.

The following table compares Park’s nonperforming assets at June 30, 2010, December 31, 2009 and June 30, 2009.

Park - Nonperforming Assets
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$237,640	$233,544	$206,433
Renegotiated loans	214	142	148
Loans past due 90 days or more	17,283	14,773	4,417
Total nonperforming loans	$255,137	$248,459	$210,998

Other Real Estate Owned	46,456	41,240	41,279
Total nonperforming assets	$301,593	$289,699	$252,277

Percentage of nonperforming loans to total loans	5.48%	5.35%	4.57%
Percentage of nonperforming assets to total loans	6.48%	6.24%	5.46%
Percentage of nonperforming assets to total assets	4.25%	4.11%	3.60%

Loans past due 90 days or more and still accruing interest increased to $17.3 million at June 30, 2010.  Included within this $17.3 million is one loan in the amount of $14.5 million (Vision Bank holds $9.0 million and PNB holds a $5.5 million participation interest) that was in the process of renewal at June 30, 2010.  Subsequent to the end of the second quarter, this renewal was completed.  Management expects that loans past due 90 days or more will decline significantly in the third quarter as a result of this renewal.

Vision Bank’s nonperforming assets at June 30, 2010, December 31, 2009 and June 30, 2009, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$152,698	$148,347	$121,730
Renegotiated loans	-	-	148
Loans past due 90 days or more	9,616	11,277	105
Total nonperforming loans	$162,314	$159,624	$121,983

Other Real Estate Owned	36,902	35,203	35,082
Total nonperforming assets	$199,216	$194,827	$157,065

Percentage of nonperforming loans to total loans	24.16%	23.58%	17.77%
Percentage of nonperforming assets to total loans	29.66%	28.78%	22.88%
Percentage of nonperforming assets to total assets	23.08%	21.70%	17.87%

Nonperforming assets for Park, excluding Vision Bank, at June 30, 2010, December 31, 2009 and June 30, 2009, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2010	December 31, 2009	June 30, 2009
Nonaccrual loans	$84,942	$85,197	$84,703
Renegotiated loans	214	142	-
Loans past due 90 days or more	7,667	3,496	4,312
Total nonperforming loans	$92,823	$88,835	$89,015

Other Real Estate Owned	9,554	6,037	6,197
Total nonperforming assets	$102,377	$94,872	$95,212

Percentage of nonperforming loans to total loans	2.33%	2.24%	2.26%
Percentage of nonperforming assets to total loans	2.57%	2.39%	2.42%
Percentage of nonperforming assets to total assets	1.64%	1.54%	1.55%

Management expects that Park’s other real estate owned will continue to increase through the remainder of 2010 as management works to reduce nonperforming loans.

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At June 30, 2010, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on non-accrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at June 30, 2010. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at June 30, 2010 were $24.0 million. Additionally, at June 30, 2010, management established a specific reserve of $25.0 million related to those CL&D loans at Vision Bank that are deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at June 30, 2010, total $49.0 million. The magnitude of the losses coming from the CL&D loan portfolio at Vision Bank, along with the continued run-off of performing CL&D loans, resulted in management’s decision, during 2009, to analyze the accruing and impaired Vision Bank CL&D loan portfolio separate from other commercial loans. The following table summarizes the CL&D loan portfolio at Vision Bank:

(in thousands) - end of each respective period	June 30, 2010	March 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2007
CL&D loans	$192,051	$200,112	$218,205	$251,443	$295,743
Performing CL&D loans	97,562	116,672	132,788	191,712	260,195
Impaired CL&D loans	94,489	83,440	85,417	59,731	35,548
Specific reserve on impaired CL&D loans	25,006	24,404	21,706	3,134	1,184
Carrying amount of impaired CL&D loans, after specific reserve	$69,483	$59,036	$63,711	$56,597	$34,364

Cumulative prior charge-offs on impaired Vision Bank CL&D loans	$23,973	$26,334	$24,931	$18,839	$7,399

Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value.  As of June 30, 2010, management has taken partial charge-offs of $46.7 million related to the $203.6 million of commercial loans considered to be impaired.  While we continue to take partial charge-offs on nonperforming loans, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature and management’s approach of pursuing guarantors for additional collateral or cash payment.  As a result, management has utilized specific reserves to a greater extent than in prior years.  Park continues to work with a third-party specialist to assist in the resolution and maximization of the value of impaired loans at Vision Bank.   Park’s specific reserve for impaired loans increased to $38.8 million at June 30, 2010, compared to $36.7 million at December 31, 2009 and $13.6 million at June 30, 2009.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special Mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management has segregated the Vision Bank CL&D loans from other commercial loans that are still accruing. The tables below present the loss factors applied in the determination of the allowance for loan losses within the accruing CL&D loan and other commercial loan portfolios at June 30, 2010.

Vision Bank Accruing Commercial Land and Development Loans
(in thousands)	Outstanding balance	Loss factor	Loan loss reserve
All grades	$97,562	15.45%	$15,076
PNB participations in Vision Bank CL&D loans	21,234	15.45%	3,281
Total	$118,796	15.45%	$18,357

Remaining Accruing Commercial Loans
(in thousands)	Outstanding balance	Loss factor	Loan loss reserve
Substandard loans (grade 6)	$95,797	12.87%	$12,327
Special mention loans (grade 5)	153,708	4.29%	6,593
Pass loans (grades 1-4)	2,261,638	1.17%	26,484
Total	$2,511,143	1.81%	$45,404

Management continues to work to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

Management provided guidance in Park’s 2009 Annual Report that the loan loss provision for 2010 would be approximately $45 million to $55 million.  Based on the results for the first quarter of 2010, management updated the guidance in the Form 10-Q for the quarterly period ended March 31, 2010, indicating that the expected loan loss provision for 2010 would be between $50 million and $55 million.  The actual results for the loan loss provision in the first six months of 2010 were slightly higher than management’s projection, at $29.8 million.  Park’s most recent projection indicates that the loan loss provision for 2010 will be $55 million to $60 million.  However, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

Total Other Income

Total other income exclusive of securities gains and losses decreased by $3.1 million or 15.7% to $16.6 million for the quarter ended June 30, 2010, compared to $19.8 million for the second quarter of 2009.  For the six months ended June 30, 2010, total other income decreased by $5.6 million or 14.4% to $33.4 million compared to $39.0 million for the same period in 2009.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2010	2009	Change	2010	2009	Change
Income from fiduciary activities	$3,528	$3,140	$388	$6,950	$6,000	$950
Service charges on deposits	5,092	5,432	(340)	9,838	10,593	(755)
Non-yield loan fee income	3,476	5,738	(2,262)	6,458	11,284	(4,826)
Checkcard fee income	2,765	2,381	384	5,209	4,509	700
Bank owned life insurance income	1,254	1,235	19	2,470	2,424	46
Other	532	1,831	(1,299)	2,432	4,157	(1,725)
Total other income	$16,647	$19,757	$(3,110)	$33,357	$38,967	$(5,610)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $388,000, or 12.4%, to $3.5 million for the three months ended June 30, 2010 from $3.1 million for the same period in 2009.  For the six months ended June 30, 2010, income from fiduciary activities increased by $950,000 or 15.8% to $7.0 million compared to $6.0 million in 2009.  Fiduciary fees are generally charged based on the market value of customer accounts.  Due to the increase in stock values over the past year, the market value for assets under management at June 30, 2010, has increased by approximately 8.2% compared to June 30, 2009.

Service charges on deposits have decreased by $340,000, or 6.3%, to $5.1 million for the three month period ended June 30, 2010, compared to $5.4 million for the same period in 2009.  Through the first six months of 2010, service charges declined $755,000, or 7.1%, to $9.8 million, compared to $10.6 million in 2009.  This was primarily due to the decrease in non-sufficient funds (“NSF”) and overdraft charges during 2010.

Non-yield loan fee income decreased by $2.3 million, or 39.4%, to $3.5 million for the three months ended June 30, 2010, compared to $5.7 million for the same period in 2009.  For the six months ended June 30, 2010, non-yield loan fee income decreased $4.8 million, or 42.8%, to $6.5 million, compared to $11.3 million in 2009.  During the second quarter of 2010, Park originated and sold, with servicing retained, $66.0 million of fixed rate residential mortgages into the secondary market and recognized $2.9 million in income, a decrease of $2.2 million from the same period in 2009. For the six months ended June 30, 2010, Park originated and sold, with servicing retained, $136.7 million of fixed rate residential mortgages into the secondary market and recognized $5.3 million of income, a decrease of $4.8 million from the same period in 2009.

Checkcard fee income, which is generated from debit card transactions, increased $384,000 to $2.8 million for the three months ended June 30, 2010, compared to $2.4 million for the same period in 2010.  For the six months ended June 30, 2010, checkcard fee income increased $700,000 to $5.2 million compared to $4.5 million in 2009.  This increase was due to continued increases in the volume of debit card transactions.

The subcategory called “Other” within “Total Other Income” decreased $1.3 million to $532,000 for the three months ended June 30, 2010, compared to $1.8 million for the same period in 2009.  For the six months ended June 30, 2010, the subcategory called “Other” decreased by $1.7 million to $2.4 million, compared to $4.2 million in 2009.   The change in other income was largely due to devaluations of other real estate owned at Vision Bank of approximately $2.7 million through the first six months of 2010, compared to $525,000 in devaluations for the same period in 2009.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended June 30, 2010			Six months ended June 30, 2010
(In thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Income from fiduciary activities	$394	$(6)	$388	$932	$18	$950
Service charges on deposits	(287)	(53)	(340)	(661)	(94)	(755)
Non-yield loan fee income	(2,096)	(166)	(2,262)	(4,419)	(407)	(4,826)
Checkcard fee income	370	14	384	686	14	700
Bank owned life insurance income	26	(7)	19	45	1	46
Other	(33)	(1,266)	(1,299)	210	(1,935)	(1,725)
Total	$(1,626)	$(1,484)	$(3,110)	$(3,207)	$(2,403)	$(5,610)

Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibits financial institutions from charging fees to consumers for paying overdrafts on ATM and debit card transactions, unless the customer consents (opts-in) to the overdraft protection service provided for those types of transactions.  For the first six months of 2010, NSF income was approximately $7 million. Management estimates that approximately $1.8 million (or 25%) of the NSF income is derived from transactions covered under Regulation E.  Those who have responded have overwhelmingly consented to the overdraft protection program. Management will continue to diligently work to provide customers the opportunity to opt-in during the third and fourth quarters of 2010.  It is too soon to attempt to estimate the impact Regulation E may have on future NSF income; as a result, management is not reducing other income guidance for the third and fourth quarters of 2010.

Management provided guidance in Park’s 2009 Annual Report that total other income would be approximately $68 million for 2010. Management’s most recent projection for total other income is consistent with the guidance given in the 2009 Annual Report.

Gain on Sale of Securities

During the second quarter of 2010, Park sold $56.8 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $3.5 million.  During the second quarter of 2009, Park realized a pre-tax gain of $7.3 million from the sale of $197 million of U.S. Agency mortgage-backed securities.

For the six months ended June 30, 2010, Park sold $257.5 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $11.8 million. Additionally, $75 million of U.S. Government Agency callable securities were sold during the first quarter of 2010 at their book value.

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Salaries and employee benefits	$24,013	$25,334	$(1,321)	$49,184	$50,821	$(1,637)
Occupancy expense	2,793	2,882	(89)	5,910	6,040	(130)
Furniture and equipment expense	2,564	2,498	66	5,196	4,876	320
Data processing fees	1,394	1,459	(65)	2,987	2,806	181
Professional fees and services	5,299	3,605	1,694	10,155	6,826	3,329
Amortization of intangibles	842	937	(95)	1,778	1,873	(95)
Marketing	946	939	7	1,848	1,850	(2)
Insurance	2,333	5,840	(3,507)	4,531	7,443	(2,912)
Communication	1,647	1,619	28	3,416	3,531	(115)
State taxes	838	949	(111)	1,683	1,890	(207)
Other	4,332	4,089	243	8,203	8,057	146
Total other expense	$47,001	$50,151	$(3,150)	$94,891	$96,013	$(1,122)

Other expenses have decreased by $3.2 million for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to:
•	A decrease in salaries and employee benefits of $1.3 million, primarily due to lower pension costs in 2010.
•
A $3.5 million decrease in FDIC insurance premiums, as the second quarter of 2009 included an accrual for the FDIC special assessment in the amount of $3.3 million, which was paid in the third quarter of 2009.

Partially offset by:
•
An increase in professional fees and services of $1.7 million. This was primarily a result of a $1.9 million increase in legal and consulting expenses at Vision Bank for the second quarter of 2010 compared to the same period in 2009. These are legal expenses directly related to working through the nonperforming loans and other real estate owned at Vision Bank.

Other expenses have decreased by $1.1 million for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to:
•	A decrease in salaries and employee benefits of $1.6 million, primarily due to lower pension costs in 2010.
•	A $2.9 million decrease in FDIC insurance premiums due to the FDIC special assessment in the first half of 2009.
Partially offset by:
•
An increase in professional fees and services of $3.3 million. This was primarily a result of a $3.3 million increase in legal and consulting expenses at Vision Bank for the first half of 2010 compared to the same period in 2009. These are legal expenses directly related to working through the nonperforming loans and other real estate owned at Vision Bank.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three months ended June 30, 2010			Six months ended June 30, 2010
(in thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Salaries and employee benefits	$(1,247)	$(74)	$(1,321)	$(1,565)	$(72)	$(1,637)
Occupancy expense	(56)	(33)	(89)	(51)	(79)	(130)
Furniture and equipment expense	116	(50)	66	349	(29)	320
Data processing fees	(132)	67	(65)	(21)	202	181
Professional fees and services	(157)	1,851	1,694	17	3,312	3,329
Amortization of intangibles	(95)	-	(95)	(95)	-	(95)
Marketing	(6)	13	7	(14)	12	(2)
Insurance	(3,089)	(418)	(3,507)	(2,599)	(313)	(2,912)
Communication	85	(57)	28	(32)	(83)	(115)
State taxes	(102)	(9)	(111)	(184)	(23)	(207)
Other	850	(607)	243	894	(748)	146
Total other expense	$(3,833)	$683	$(3,150)	$(3,301)	$2,179	$(1,122)

Management provided guidance in Park’s 2009 Annual Report that total other expense would be approximately $191 million for 2010. Management’s latest projection of total other expense remains unchanged from the guidance provided in the 2009 Annual Report.

Income Tax

Federal income tax expense was $8.0 million for the quarter ended June 30, 2010 and state income tax was a benefit of $552,000.   For the first six months of 2010, federal income tax expense was $15.8 million and the state income tax was a benefit of $1.2 million.  Vision Bank is subject to state income tax in the states of Alabama and Florida.  State income tax was a benefit for both the three and six month periods ended June 30, 2010, because Vision Bank had a loss for those periods.  Park and its Ohio-based banking divisions do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity.  The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense was $8.3 million for the second quarter of 2009 and state income tax was a benefit of $0.5 million.   For the first six months of 2009, federal income tax expense was $16.6 million and state income tax was a benefit of $0.9 million.

Federal income tax expense as a percentage of income before taxes was 28.0% for the second quarter of 2010, compared to 28.6% for the same period in 2009.  For the first six months of 2010, the federal effective income tax rate was 27.9% compared to 28.3% for the same period in 2009.  The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2009 Annual Report that the federal effective income tax rate for 2010 will be approximately 28% to 29%.  Management’s latest projection of the federal effective income tax rate is consistent with the guidance in the 2009 Annual Report.

Comparison of Financial Condition
At June 30, 2010 and December 31, 2009

Changes in Financial Condition and Liquidity

Total assets increased by $53 million, or 0.8% to $7,093 million at June 30, 2010, compared to $7,040 million at December 31, 2009. The increase in total assets was primarily due to increases in cash and cash equivalents and loans, which increased by $43 million and $16 million, respectively. These increases were partially offset by a slight decline in investment securities during the period.

Total investment securities (on an amortized cost basis) decreased by $18 million to $1,799 million at June 30, 2010 compared to $1,817 million at December 31, 2009. Total investment securities consist primarily of obligations of U.S. Treasury and other U.S. Government agencies, U.S. Government agencies’ asset-backed securities, and obligations of states and political subdivisions. Park’s holdings of obligations of U.S. Treasury and other U.S. Government agencies increased $399 million to $749 million at June 30, 2010, from $350 million at December 31, 2009. At June 30, 2010, the weighted average yield of obligations of U.S. Treasury and other U.S. Government agencies was 3.96%, down 60 basis points from 4.56% at December 31, 2009. Park’s holdings of U.S. Government agencies’ asset-backed securities decreased $415 million to $962 million at June 30, 2010, from $1,377 million at December 31, 2009. At June 30, 2010, the weighted average yield of U.S. Government agencies’ asset-backed securities was 4.99%, up 7 basis points from 4.92% at December 31, 2009. Holdings of obligations of states and political subdivisions declined $2 million to $17 million at June 30, 2010. Finally, Park’s sales of investments securities for the six months ended June 30, 2010, included $258 million of U.S. Government agency mortgage-backed securities, which sold for a pre-tax gain of $11.8 million. An additional $75.0 million of U.S. Government agency callable securities were sold during the first quarter at their book value.

Loan balances increased by $16 million to $4,656 million at June 30, 2010 compared to $4,640 million at December 31, 2009. The increase in loans during the first half of 2010 was primarily related to commercial loans in our Ohio-based banking divisions.

Total liabilities increased by $20 million during the first six months of 2010 to $6,343 million at June 30, 2010 from $6,323 million at December 31, 2009.  Other liabilities have increased by $86 million, primarily related to a payable at June 30, 2010 for an investment securities purchase of $86 million that settled in early July.  This increase was offset by decreases in deposits of $19 million and short-term borrowings of $43 million during the six months ended June 30, 2010.

Total deposits decreased by $19 million to $5,169 million at June 30, 2010, compared to $5,188 million at December 31, 2009. Interest bearing deposit accounts decreased by $7 million and non-interest bearing deposits decreased by $12 million for the six months ended June 30, 2010.

Total stockholders’ equity increased by $33 million to $750 million at June 30, 2010, from $717 million at December 31, 2009.  Of this $33 million increase, $21.3 million resulted from the exercise of warrants to purchase 324,100 common shares, which impacted both retained earnings and treasury stock.  Retained earnings increased by $3.4 million during the period as a result of: net income of $41.9 million; offset by common share cash dividends of $28.3 million, a $7.4 million impact to retained earnings from the reissuance of common shares out of treasury stock and accretion and dividends on the preferred stock of $2.9 million.  Treasury stock declined (resulting in an increase to stockholders’ equity) by $29.3 million during the first six months of 2010 due to the sale of 324,100 common shares, as warrants related to the registered direct public offering were exercised.  Preferred stock increased by $403,000 during the first six months of 2010 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income increased by $218,000 during the first six months of 2010 to a balance of $15.9 million at June 30, 2010.  The unrealized holding gains as a result of the mark-to-market of the investment securities portfolio increased by $429,000, net of taxes, and Park also recognized a $211,000 increase in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.6% at June 30, 2010, compared to 65.9% at December 31, 2009 and 65.9% at June 30, 2009. Cash and cash equivalents were $201.5 million at June 30, 2010, compared to $159.1 million at December 31, 2009 and $131.0 million at June 30, 2009. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total stockholders’ equity at June 30, 2010 was $750 million, or 10.6% of total assets, compared to $717 million or 10.2% of total assets at December 31, 2009 and $665 million or 9.5% of total assets at June 30, 2009.  Common equity, which is stockholders’ equity excluding the preferred stock, was $653 million at June 30, 2010, or 9.2% of total assets, compared to $621 million, or 8.8% of total assets, at December 31, 2009.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.56% at June 30, 2010 and 9.04% at December 31, 2009. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.28% at June 30, 2010 and 12.45% at December 31, 2009. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.75% at June 30, 2010 and 14.89% at December 31, 2009.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2010. The following table indicates the capital ratios for each financial institution subsidiary and Park at June 30, 2010.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.61%	9.43%	11.46%
Vision Bank	13.18%	16.52%	17.84%
Park National Corporation	9.56%	13.28%	15.75%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2009 Annual Report (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2009. There were no significant changes in contractual obligations and commitments during the first six months of 2010.

Financial Instruments with Off-Balance Sheet Risk

Park’s subsidiary banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their respective customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	June 30, 2010	December 31, 2009
Loan commitments	$766,698	$955,257
Standby letters of credit	$30,054	$36,340

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

On page 43 (Table 10) of Park’s 2009 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $525.1 million or 8.02% of interest earning assets at December 31, 2009. At June 30, 2010, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,162.3 million or 17.80% of interest earning assets. The primary reason for the large positive increase in Park’s twelve month cumulative rate sensitivity gap is the treatment of Park’s portfolio of callable U.S. Government Agency notes in the low current interest rate environment.

At June 30, 2010, Park owned a total of $699 million (amortized cost) of callable U.S. Government Agency notes.  Based on current market interest rates, all of Park’s callable notes would be expected to be called at their next scheduled call dates which are generally all within the next twelve months.  This expectation contributed to the large positive increase in Park’s twelve month cumulative rate sensitivity gap at June 30, 2010. If it were expected that Park’s portfolio of callable notes were to instead extend to their scheduled contractual maturity dates, then Park’s twelve month cumulative rate sensitivity gap at June 30, 2010 would decrease accordingly but still be a positive (assets exceeding liabilities) $538.2 million or 8.24% of interest earning assets. Park’s investment policy limits the portfolio of callable U.S. Government Agency note holdings to a total of $700 million.

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

On page 43 of Park’s 2009 Annual Report, management reported that at December 31, 2009, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and decrease by 0.1% using a declining interest rate scenario over the next year. At June 30, 2010, the earnings simulation model projected that net income would increase by 5.4% using a rising interest rate scenario and decrease by 1.5% using a declining interest rate scenario. At June 30, 2010, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

The impact of the oil spill in the Gulf of Mexico could adversely affect our earnings.

Park is monitoring developments related to the oil spill in the Gulf of Mexico. The extent of the potential effects on our customers and the areas in which they operate is presently being evaluated. Park and Vision Bank management are working very closely with those borrowers who could potentially be impacted by the oil spill, assisting them through the claims process.  The future effects of the oil spill could possibly impact Park and our earnings, but until more is known about the impact on our borrowers, we are unable to determine whether there will be any negative impact on their ability to repay contractual principal and interest.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Florida and Alabama markets in which we operate. For the first six months of 2010, Vision Bank has experienced $15.6 million in net loan charge-offs, or an annualized 4.66% of average loans. For the first six months of 2009, net loan charge-offs for Vision Bank were $14.0 million, or an annualized 4.04% of average loans. The loan loss provision for Vision Bank was $20.2 million for the six months ended June 30, 2010. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $255.1 million or 5.48% of total loans at June 30, 2010, $248.5 million or 5.35% of total loans at December 31, 2009, $211.0 million or 4.57% of total loans at June 30, 2009 and $167.8 million or 3.74% of total loans at December 31, 2008. At June 30, 2010, Vision Bank had non-performing loans of $162.3 million or 24.16% of total loans, compared to $159.6 million or 23.58% of total loans at December 31, 2009 and $122.0 million or 17.77% of total loans at June 30, 2009.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the six months ended June 30, 2010, Vision Bank had a net loss of $14.2 million and Park contributed capital of $36 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, federal deposit insurance funds and the banking system as a whole, and not to benefit our shareholders. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, Congress and the federal agencies regulating the financial services industry has acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal regulatory agencies subject us and other financial institutions to which such laws and regulations apply to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our common shares.

Substantial regulatory and legislative initiatives, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and future regulations which will be adopted by the relevant regulatory agencies to implement the Act’s provisions, are likely to occur in the years ahead. We are unable to predict the impact these initiatives will have or the extent of additional changes to statutes or regulations affecting financial institutions or the financial services industry, including the interpretation or implementation thereof. Any such initiative could affect us in substantial and unpredictable ways and could have a material adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see the discussion under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 —Business” of Part I of the 2009 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2010. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2010	-	-	-	1,951,218
May 1 through May 31, 2010	-	-	-	1,951,218
June 1 through June 30, 2010	-	-	-	1,951,218
Total	-	-	-	1,951,218

(1)
The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of one million common shares over the three-year period ending July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. At June 30, 2010, 992,174 common shares remained authorized for repurchase under this stock repurchase authorization. No common shares were purchased under this authorization in 2009 or in 2010 through July 15, 2010, the date on which the authorization expired.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2010, incentive stock options covering 82,700 common shares were outstanding and 1,417,300 common shares were available for future grants.

With 540,956 common shares held as treasury shares for purposes of the 2005 Plan at June 30, 2010, an additional 959,044 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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

12	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (filed herewith)

32.1	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (filed herewith)

32.2	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (filed herewith)

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets (Unaudited); (ii) the Consolidated Condensed Statements of Income (Unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity (Unaudited); (iv) the Consolidated Condensed Statements of Cash Flows (Unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements tagged as blocks of text (furnished herewith)*

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 3, 2010	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 3, 2010	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer