Form 10-Q
period 2010-09-30
PARK NATIONAL CORP /OH/
filed 2010-11-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

15,326,959 Common shares, no par value per share, outstanding at November 1, 2010.

PARK NATIONAL CORPORATION

CONTENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2010	2009

Assets:
Cash and due from banks	$115,795	$116,802
Money market instruments	17,791	42,289
Cash and cash equivalents	133,586	159,091
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $1,181,027 and $1,241,381
at September 30, 2010 and December 31, 2009)	1,222,712	1,287,727
Securities held-to-maturity, at amortized cost
(fair value of $626,339 and $523,450
at September 30, 2010 and December 31, 2009)	605,449	506,914
Other investment securities	68,808	68,919
Total investment securities	1,896,969	1,863,560

Loans	4,656,902	4,640,432
Allowance for loan losses	(117,405)	(116,717)
Net loans	4,539,497	4,523,715

Bank owned life insurance	145,254	137,133
Goodwill and other intangible assets	79,199	81,799
Bank premises and equipment, net	70,401	69,091
Other real estate owned	52,837	41,240
Accrued interest receivable	29,242	24,354
Mortgage loan servicing rights	10,573	10,780
Other	132,898	129,566

Total assets	$7,090,456	$7,040,329

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$909,619	$897,243
Interest bearing	4,190,411	4,290,809
Total deposits	5,100,030	5,188,052

Short-term borrowings	285,657	324,219
Long-term debt	642,717	654,381
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	6,842	9,330
Other	223,333	71,833
Total liabilities	6,333,829	6,323,065

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares
issued with $1,000 per share liquidation preference)	97,088	96,483
Common stock (No par value; 20,000,000 shares
authorized; 16,151,076 shares issued at September 30, 2010 and
16,151,112 shares issued at December 31, 2009)	301,206	301,208
Common stock warrants	4,509	5,361
Retained earnings	428,876	423,872
Treasury stock (848,832 shares at September 30, 2010
and 1,268,332 shares at December 31, 2009)	(87,406)	(125,321)

Accumulated other comprehensive income, net of taxes	12,354	15,661
Total stockholders' equity	756,627	717,264

Total liabilities and stockholders' equity	$7,090,456	$7,040,329

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest and dividend income:

Interest and fees on loans	$67,123	$69,339	$200,287	$206,923

Interest and dividends on:
Obligations of U.S. Government,
its agencies and other securities	19,333	22,204	60,071	69,233
Obligations of states
and political subdivisions	192	316	613	1,131

Other interest income	34	9	155	38
Total interest and dividend income	86,682	91,868	261,126	277,325

Interest expense:

Interest on deposits:
Demand and savings deposits	1,263	2,768	4,620	8,482
Time deposits	8,532	13,362	28,700	41,536

Interest on borrowings:
Short-term borrowings	269	688	915	2,685
Long-term debt	7,173	6,588	21,345	19,933

Total interest expense	17,237	23,406	55,580	72,636

Net interest income	69,445	68,462	205,546	204,689

Provision for loan losses	14,654	14,958	44,454	43,101

Net interest income after
provision for loan losses	54,791	53,504	161,092	161,588

Other income:
Income from fiduciary activities	3,314	3,071	10,264	9,071
Service charges on deposit accounts	5,026	5,788	14,864	16,381
Non-yield loan fee income	3,909	3,895	10,367	15,179
Checkcard fee income	2,900	2,342	8,109	6,851
Bank owned life insurance income	1,313	1,297	3,783	3,721
Other	1,068	1,772	3,500	5,929
Total other income	17,530	18,165	50,887	57,132

Gain on sale of securities	-	-	11,819	7,340

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Other expense:
Salaries and employee benefits	$24,500	$25,589	$73,684	$76,410
Occupancy expense	2,840	2,772	8,750	8,812
Furniture and equipment expense	2,624	2,463	7,820	7,339
Data processing fees	1,403	1,323	4,390	4,129
Professional fees and services	4,477	3,725	14,632	10,551
Amortization of intangibles	822	936	2,600	2,810
Marketing	840	983	2,688	2,833
Insurance	2,316	2,254	6,847	9,697
Communication	1,696	1,652	5,112	5,183
State taxes	865	892	2,548	2,782
Other expense	3,313	3,463	11,516	11,519
Total other expense	45,696	46,052	140,587	142,065

Income before income taxes	26,625	25,617	83,211	83,995

Income taxes	7,048	6,418	21,689	22,099

Net income	$19,577	$19,199	$61,522	$61,896

Preferred stock dividends and accretion	1,452	1,440	4,355	4,321

Net income available to common shareholders	$18,125	$17,759	$57,167	$57,575

Per Common Share:

Net income available to common shareholders
Basic	$1.19	$1.25	$3.79	$4.10
Diluted	$1.19	$1.25	$3.79	$4.10

Weighted average common shares outstanding
Basic	15,272,720	14,193,411	15,090,113	14,055,580
Diluted	15,272,720	14,193,411	15,090,113	14,055,580

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2010 and 2009	Stock	Stock	Earnings	at Cost	Income	Income

Balance at December 31, 2008	$95,721	$305,507	$438,504	$(207,665)	$10,596
Net Income			61,896			$61,896
Other comprehensive income, net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $102					188	188
Unrealized net holding gain on securities available-for-sale, net of income taxes of $4,972					9,234	9,234
Total comprehensive income						$71,318
Cash dividends on common stock at $2.82 per share			(39,573)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Reissuance of common stock from treasury shares held			(9,384)	26,054
Accretion of discount on preferred stock	571		(571)
Preferred stock dividends			(3,750)
Balance at September 30, 2009	$96,292	$305,506	$447,122	$(181,611)	$20,018

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			61,522			$61,522
Other comprehensive loss, net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(149)					(277)	(277)
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(1,631)					(3,030)	(3,030)
Total comprehensive income						$58,215
Cash dividends on common stock at $2.82 per share			(42,668)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(852)	(9,495)	37,915
Accretion of discount on preferred stock	605		(605)
Preferred stock dividends			(3,750)
Balance at September 30, 2010	$97,088	$305,715	$428,876	$(87,406)	$12,354

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net income	$61,522	$61,896

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	3,242	2,161
Provision for loan losses	44,454	43,101
Other-than-temporary impairment on investment securities	23	613
Amortization of core deposit intangibles	2,600	2,810
Realized net investment security gains	(11,819)	(7,340)

Changes in assets and liabilities:
(Increase) in other assets	(19,733)	(13,985)
Increase (decrease) in other liabilities	712	(10,275)

Net cash provided by operating activities	$81,001	$78,981

Investing activities:

Proceeds from sales of available-for-sale securities	$344,325	$204,304
Proceeds from maturity of:
Available-for-sale securities	1,354,317	363,547
Held-to-maturity securities	166,321	29,876
Purchases of:
Available-for-sale securities	(1,665,825)	(339,895)
Held-to-maturity securities	(77,478)	(49,586)
Net decrease (increase) in other investments	111	(114)
Net (increase) in loans	(60,036)	(155,473)
Purchases of bank owned life insurance, net	(4,562)	-
Purchases of premises and equipment, net	(6,579)	(4,342)

Net cash provided by investing activities	$50,594	$48,317

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended
	September 30,
	2010	2009

Financing activities:

Net (decrease) increase in deposits	$(88,022)	$353,226
Net (decrease) in short-term borrowings	(38,562)	(314,029)
Proceeds from issuance of long-term debt	-	60,100
Repayment of long-term debt	(11,664)	(234,068)
Cash payment for fractional shares in dividend reinvestment plan	(2)	(1)
Proceeds from reissuance of common stock from treasury shares held	27,568	16,670
Cash dividends paid on common and preferred stock	(46,418)	(42,795)

Net cash (used in) financing activities	$(157,100)	$(160,897)

Decrease in cash and cash equivalents	(25,505)	(33,599)

Cash and cash equivalents at beginning of year	159,091	171,261

Cash and cash equivalents at end of period	$133,586	$137,662

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$58,068	$73,869

Income taxes	$19,200	$20,600

Non cash activities:
Securities acquired through payable	$148,023	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2010.

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

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2009 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.  Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses.   This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”.  Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period.  New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010.  The adoption of the new guidance will impact interim and annual disclosures, but will not have an impact on the Company’s consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first nine months of 2010.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2009	$72,334	$9,465	$81,799
Amortization	-	2,600	2,600
September 30, 2010	$72,334	$6,865	$79,199

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $822,000 for the fourth quarter of 2010.

Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2010	$822
2011	2,677
2012	2,677
2013	689
2014	-
Total	$6,865

Note 4 – Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows at the dates shown:

	September 30,	December 31,
(in thousands)	2010	2009
Commercial, financial and agricultural	$733,913	$751,277
Real estate:
Construction	436,675	495,518
Residential	1,593,347	1,555,390
Commercial	1,210,634	1,130,672
Consumer	679,732	704,430
Leases	2,601	3,145
Total loans	$4,656,902	$4,640,432

Nonperforming loans are summarized as follows:

(in thousands)	September 30, 2010	December 31, 2009
Impaired commercial loans
Nonaccrual	$206,155	$201,001
Restructured	-	142
Total impaired commercial loans	$206,155	$201,143
Consumer nonaccrual loans	31,039	32,543
Total nonaccrual and restructured loans	$237,194	$233,686

Loans past due 90 days or more and accruing	10,700	14,773
Total nonperforming loans	$247,894	$248,459

Management typically considers all loans restructured under a troubled debt restructuring (TDR) to be nonaccrual and impaired. These loans are included within the nonaccrual category in the table above. Those loans included within the restructured category, while also deemed TDRs, are on accrual status.

Management’s general practice is to proactively charge down impaired loans to the fair value of the underlying collateral or the present value of expected future cash flows. The allowance for loan losses specifically related to impaired loans at September 30, 2010 and December 31, 2009, was $35.3 million and $36.7 million, respectively.  GAAP requires management to specifically reserve for any shortfall between a loan’s book value and the net realizable value of collateral or the present value of expected future cash flows at the balance sheet date.

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

The following table shows the activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine months Ended September 30,
(in thousands)	2010	2009	2010	2009
Average loans	$4,651,739	$4,610,716	$4,624,692	$4,582,037

Allowance for loan losses:
Beginning balance	$120,676	$104,804	$116,717	$100,088

Charge-offs:
Commercial, financial and agricultural	2,482	2,066	7,113	7,157
Real estate – construction	7,181	3,677	16,658	12,613
Real estate – residential	4,123	1,720	12,425	6,923
Real estate – commercial	3,128	1,791	5,303	3,258
Consumer	2,291	2,324	6,557	8,318
Lease financing	-	-	-	9
Total charge-offs	19,205	11,578	48,056	38,278

Recoveries:
Commercial, financial and agricultural	223	235	790	795
Real estate – construction	41	557	357	1,079
Real estate – residential	493	411	1,231	1,126
Real estate – commercial	115	291	369	583
Consumer	408	361	1,543	1,543
Lease financing	-	1	-	3
Total recoveries	1,280	1,856	4,290	5,129

Net charge-offs	17,925	9,722	43,766	33,149

Provision for loan losses	14,654	14,958	44,454	43,101
Ending balance	$117,405	$110,040	$117,405	$110,040

Annualized ratio of net charge-offs to average loans	1.53%	0.84%	1.27%	0.97%
Ratio of allowance for loan losses to end of period loans	2.52%	2.38%	2.52%	2.38%

Note 5 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009.

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Income available to common shareholders	$18,125	$17,759	$57,167	$57,575
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,272,720	14,193,411	15,090,113	14,055,580
Effect of dilutive options and warrants	-	-	-	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,272,720	14,193,411	15,090,113	14,055,580
Earnings per common share:
Basic earnings per common share	$1.19	$1.25	$3.79	$4.10
Diluted earnings per common share	$1.19	$1.25	$3.79	$4.10

For the three and nine month periods ended September 30, 2010, options to purchase a weighted average of 152,890 and 186,752 common shares, respectively, were outstanding under Park’s stock option plans. A warrant to purchase 227,376 common shares was outstanding at both September 30, 2010 and 2009 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). In addition, warrants to purchase 80,500 common shares which expire on October 30, 2010, were outstanding at September 30, 2010 as a result of the issuance of common shares and common share warrants in a registered direct public offering which closed on October 30, 2009. The common shares represented by the options and the warrants for the three and nine month periods ended September 30, 2010, totaling a weighted average of 420,778 and 604,010, respectively, and the common shares represented by the options and warrants for the three and nine month periods ended September 30, 2009, totaling a weighted average of 532,668 and 577,594, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect.

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

Operating Results for the three months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,986	$7,174	$2,285	$69,445
Provision for loan losses	6,576	7,529	549	14,654
Other income (loss) and security gains	17,588	(139)	81	17,530
Other expense	35,406	7,726	2,564	45,696
Net income (loss)	24,425	(5,316)	468	19,577

Balance at September 30, 2010
Assets	$6,269,783	$838,090	$(17,417)	$7,090,456

Operating Results for the three months ended September 30, 2009
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,396	$6,017	$3,049	$68,462
Provision for loan losses	4,433	10,030	495	14,958
Other income and security gains	17,820	263	82	18,165
Other expense	36,270	6,926	2,856	46,052
Net income (loss)	25,087	(6,570)	682	19,199

Balance at September 30, 2009
Assets	$6,075,863	$874,069	$20,746	$6,970,678

Operating Results for the nine months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$177,997	$20,979	$6,570	$205,546
Provision for loan losses	15,126	27,729	1,599	44,454
Other income (loss) and security gains	63,206	(744)	244	62,706
Other expense	107,960	23,817	8,810	140,587
Net income (loss)	80,610	(19,528)	440	61,522

Operating Results for the nine months ended September 30, 2009
(in thousands)	PNB	VB	All Other	Total
Net interest income	$176,568	$19,307	$8,814	$204,689
Provision for loan losses	13,113	28,430	1,558	43,101
Other income and security gains	62,162	2,060	250	64,472
Other expense	111,861	20,838	9,366	142,065
Net income (loss)	77,475	(17,145)	1,566	61,896

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and nine month periods ended September 30, 2010 and 2009. The reconciling amounts for consolidated total assets for both the three and nine month periods ended September 30, 2010 and 2009, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 7 – Stock Option Plan

Park did not grant any stock options during the nine month periods ended September 30, 2010 and 2009. Additionally, no stock options vested during the first nine months of 2010 or 2009.

The following table summarizes stock option activity during the first nine months of 2010.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2009	254,892	$97.78
Granted	-	-
Exercised	-	-
Forfeited/Expired	172,717	$108.19
Outstanding at September 30, 2010	82,175	$75.89

All of the stock options outstanding at September 30, 2010 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2010 was $0.  No stock options were exercised during the first nine months of 2010 or 2009. The weighted average contractual remaining term was 2.1 years for the stock options outstanding at September 30, 2010.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At September 30, 2010, incentive stock options granted under the 2005 Plan covering 82,175 common shares were outstanding. At September 30, 2010, Park held 540,956 treasury shares that are available for the 2005 Plan.

Note 8 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At both September 30, 2010 and December 31, 2009, Park had approximately $9.6 million in mortgage loans held for sale.  These amounts are included in loans on the consolidated condensed balance sheets.

Note 9 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and nine months ended September 30, 2010, Park recognized an other-than-temporary impairment charge of $23,000, related to an equity investment in a financial institution.  For the three months ended September 30, 2009, there were no investment securities deemed to be other-than-temporarily impaired.  For the nine month period ended September 30, 2009, Park recognized other-than-temporary impairment charges of $613,000, related to equity investments in several financial institutions.  These impairment charges represented the difference between each investment’s cost and fair value.

Investment securities at September 30, 2010, were as follows:

(in thousands)
September 30, 2010 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government agencies	$708,470	$7,272	$-	$715,742
Obligations of states and political subdivisions	12,231	476	-	12,707
U.S. Government agencies’ asset-backed securities	459,389	33,241	-	492,630
Other equity securities	937	727	31	1,633
Total	$1,181,027	$41,716	$31	$1,222,712

September 30, 2010 Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$3,457	$14	$-	$3,471
U.S. Government agencies’ asset-backed securities	601,992	20,876	-	622,868
Total	$605,449	$20,890	$-	$626,339

Management does not believe any of the unrealized losses at September 30, 2010 or December 31, 2009, represent an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2010, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
September 30, 2010 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	$-	$-	$-	$-	$-	$-
Other equity securities	89	14	211	17	300	31
Total	$89	$14	$211	$17	$300	$31

Investment securities at December 31, 2009, were as follows:

(in thousands)
December 31, 2009 Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government agencies	$349,899	$389	$2,693	$347,595
Obligations of states and political subdivisions	15,189	493	15	15,667
U.S. Government agencies’ asset-backed securities	875,331	47,572	-	922,903
Other equity securities	962	656	56	1,562
Total	$1,241,381	$49,110	$2,764	$1,287,727

December 31, 2009 Securities Held-to-Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of states and political subdivisions	$4,456	$25	$-	$4,481
U.S. Government agencies’ asset-backed securities	502,458	16,512	1	518,969
Total	$506,914	$16,537	$1	$523,450

Securities with unrealized losses at December 31, 2009, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2009 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of states and political subdivisions	$257,206	$2,693	$-	$-	$257,206	$2,693
U.S. Government agencies’ asset-backed securities	295	15	-	-	295	15
Other equity securities	-	-	202	56	202	56
Total	$257,501	$2,708	$202	$56	$257,703	$2,764

December 31, 2009 Securities Held-to-Maturity
U.S. Government agencies’ asset-backed securities	$50	$1	$-	$-	$50	$1

Park’s U.S. Government agencies’ asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2010, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and agencies’ notes:
Due within one year	$633,470	$637,922
Due one through five years	75,000	77,820
Total	$708,470	$715,742

Obligations of states and political subdivisions:
Due within one year	$8,892	$9,242
Due one through five years	3,029	3,153
Due over ten years	310	312
Total	$12,231	$12,707

U.S. Government agencies’ asset-backed securities:
Total	$459,389	$492,630

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$2,805	$2,817
Due one through five years	652	654
Total	$3,457	$3,471

U.S. Government agencies’ asset-backed securities:
Total	$601,992	$622,868

All of Park’s securities shown in the above table as U.S. Treasury and agencies’ notes are callable notes.  These callable securities generally have a final maturity in 8 to 12 years, but are shown in the table at their expected call date.  Management estimates the average remaining life of Park’s investment portfolio to be 1.6 years at September 30, 2010.  If interest rates were to rise by 100 basis points, management expects that the average remaining life would extend to approximately 5.2 years as the callable notes generally would extend to their maturity date.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	September 30,	December 31,
(in thousands)	2010	2009
Federal Home Loan Bank stock	$61,933	$62,044
Federal Reserve Bank stock	6,875	6,875
Total	$68,808	$68,919

Note 11 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Park made a $2 million pension plan contribution during the three months ended September 30, 2010. Pension plan contributions were $2 million and $20 million for the nine month periods ended September 30, 2010 and 2009, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$918	$953	$2,754	$2,859
Interest cost	895	858	2,687	2,574
Expected return on plan assets	(1,476)	(1,090)	(4,390)	(3,269)
Amortization of prior service cost	6	9	16	25
Recognized net actuarial loss	269	510	809	1,532
Benefit expense	$612	$1,240	$1,876	$3,721

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

At September 30, 2010, the interest rate swap’s fair value of $(1.9) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter or nine months ended September 30, 2010. At September 30, 2010, the variable rate on the $25 million subordinated note was 2.29% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the nine months ended September 30, 2010, the change in the fair value of the interest rate swap reported in other comprehensive income was a loss of $277,000 (net of taxes of $149,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of September 30, 2010, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of September 30, 2010, Park had mortgage loan interest rate lock commitments outstanding of approximately $35.7 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At September 30, 2010, the fair value of the derivative instruments was approximately $488,000.  The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2010, the fair value of the swap liability of $340,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.51 billion at September 30, 2010, compared to $1.50 billion at September 30, 2009.  At September 30, 2010, $42.0 million of the sold mortgage loans were sold with recourse compared to $55.7 million at September 30, 2009.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At September 30, 2010, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,922	$10,780
Additions	951	2,071
Amortization	(1,026)	(2,004)
Change in valuation allowance	(274)	(274)

Carrying amount, net, end of period	$10,573	$10,573

Valuation allowance:
Beginning of period	$574	$574
Additions expensed	274	274
End of period	$848	$848

Servicing fees included in non-yield loan fee income were $1.7 million and $4.4 million for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009, servicing fees included in non-yield loan fee income were $1.4 million and $4.2 million, respectively.

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

▪
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting and similar inputs.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2010 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2010
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government agencies	$-	$715,742	$-	$715,742
Obligations of states and political subdivisions	-	9,858	2,849	12,707
U.S. Government agencies’ asset-backed securities	-	492,630	-	492,630
Equity securities	1,633	-	-	1,633
Mortgage loans held for sale	-	9,649	-	9,649
Mortgage IRLCs	-	488	-	488

Liabilities
Interest rate swap	$-	$(1,909)	$-	$(1,909)
Fair value swap	-	-	(340)	(340)

Fair Value Measurements at December 31, 2009 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2009
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government agencies	$-	$347,595	$-	$347,595
Obligations of states and political subdivisions	-	12,916	2,751	15,667
U.S. Government agencies’ asset-backed securities	-	922,903	-	922,903
Equity securities	1,562	-	-	1,562
Mortgage loans held for sale	-	9,551	-	9,551
Mortgage IRLCs	-	214	-	214

Liabilities
Interest rate swap	$-	$(1,483)	$-	$(1,483)
Fair value swap	-	-	(500)	(500)

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine month periods ended September 30, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended September 30, 2010 and 2009
(in thousands)	Obligations of states and political subdivisions	Fair value swap
Balance, at June 30, 2010	$2,756	$(340)
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	93	-
Other	-
Balance September 30, 2010	$2,849	$(340)

Balance, at June 30, 2009	$2,798	$0
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	414	-
Balance September 30, 2009	$3,212	$0

Level 3 Fair Value Measurements Nine months ended September 30, 2010 and 2009
(in thousands)	Obligations of states and political subdivisions	Fair value swap
Balance, at January 1, 2010	$2,751	$(500)
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	98	-
Other	-	160
Balance September 30, 2010	$2,849	$(340)

Balance, at January 1, 2009	$2,705	$0
Total gains/(losses)
Included in earnings	-	-
Included in other comprehensive income	507	-
Balance September 30, 2009	$3,212	$0

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at September 30, 2010 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at September 30, 2010
Impaired loans	$-	$-	$101,708	$101,708
Mortgage servicing rights	-	5,506	-	5,506
Other real estate owned	-	-	52,837	52,837

Fair Value Measurements at December 31, 2009 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2009
Impaired loans	$-	$-	$109,818	$109,818
Mortgage servicing rights	-	10,780	-	10,780
Other real estate owned	-	-	41,240	41,240

Impaired loans, which are usually measured for impairment using the fair value of the underlying collateral or present value of expected future cash flows, had a book value of $206.2 million at September 30, 2010, after partial charge-offs of $48.2 million.  In addition, these loans have a specific valuation allowance of $35.3 million. Of the $206.2 million impaired loan portfolio, $137.0 million were carried at their fair value of $101.7 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $69.2 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2009, impaired loans had a book value of $201.1 million. Of these, $109.8 million were carried at fair value, as a result of partial charge-offs of $43.4 million and a specific valuation allowance of $36.7 million.

MSRs, which are carried at the lower of cost or fair value, were recorded at $10.6 million at September 30, 2010. Of the $10.6 million MSR carrying balance at September 30, 2010, $5.5 million was recorded at fair value and included a valuation allowance of $848,000.  The remaining $5.1 million was recorded at cost, as the fair value exceeds cost at September 30, 2010.  MSRs do not trade in active, open markets with readily observable prices.  For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available.  As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received.  Significant inputs include the discount rate and assumed prepayment speeds utilized.  The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified Level 2.  At December 31, 2009, MSRs were recorded at $10.8 million, including a valuation allowance of $574,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At September 30, 2010 and December 31, 2009, the estimated fair value of OREO, less estimated selling costs amounted to $52.8 million and $41.2 million, respectively.  The financial impact of OREO devaluation adjustments for the three and nine month periods ended September 30, 2010 was $1.6 million and $4.7 million, respectively.

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

The fair value of financial instruments at September 30, 2010 and December 31, 2009, is as follows:

(in thousands)	September 30, 2010		December 31, 2009
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$133,586	$133,586	$159,091	$159,091
Investment securities	1,828,161	1,849,051	1,794,641	1,811,177
Accrued interest receivable	29,242	29,242	24,354	24,354
Mortgage loans held for sale	9,649	9,649	9,551	9,551
Impaired loans carried at fair value	101,708	101,708	109,818	109,818
Other loans	4,428,140	4,437,199	4,404,346	4,411,526
Loans receivable, net	$4,539,497	$4,548,556	$4,523,715	$4,530,895

Financial liabilities:
Noninterest bearing checking accounts	$909,619	$909,619	$897,243	$897,243
Interest bearing transactions accounts	1,378,046	1,378,046	1,193,845	1,193,845
Savings accounts	891,139	891,139	873,137	873,137
Time deposits	1,915,367	1,928,589	2,222,537	2,234,599
Other	5,859	5,859	1,290	1,290
Total deposits	$5,100,030	$5,113,252	$5,188,052	$5,200,114

Short-term borrowings	$285,657	$285,657	$324,219	$324,219
Long-term debt	642,717	726,644	654,381	703,699
Subordinated debentures/notes	75,250	64,131	75,250	64,262
Accrued interest payable	6,842	6,842	9,330	9,330

Derivative financial instruments:
Interest rate swap	$1,909	$1,909	$1,483	$1,483
Fair value swap	340	340	500	500

Note 15 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three and nine month periods ended September 30, 2010, Park recognized a charge to retained earnings of $1.5 million and $4.4 million, respectively, representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

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

Note 16 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the three and nine months ended September 30, 2010 and 2009:

Three months ended September 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2010:
Unrealized losses on available-for-sale securities	$(5,321)	$(1,862)	$(3,459)
Unrealized net holding loss on cash flow hedge	(102)	(36)	(66)
Other comprehensive loss	$(5,423)	$(1,898)	$(3,525)

2009:
Unrealized gains on available-for-sale securities	$17,773	$6,219	$11,554
Unrealized net holding loss on cash flow hedge	(226)	(78)	(148)
Other comprehensive income	$17,547	$6,141	$11,406

Nine months ended September 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2010:
Unrealized gains on available-for-sale securities	$7,158	$2,506	$4,652
Reclassification adjustment for gains realized in net income	(11,819)	(4,137)	(7,682)
Unrealized net holding loss on cash flow hedge	(426)	(149)	(277)
Other comprehensive loss	$(5,087)	$(1,780)	$(3,307)

2009:
Unrealized gains on available-for-sale securities	$21,546	$7,541	$14,005
Reclassification adjustment for gains realized in net income	(7,340)	(2,569)	(4,771)
Unrealized net holding gain on cash flow hedge	290	102	188
Other comprehensive income	$14,496	$5,074	$9,422

The ending balance of each component of accumulated other comprehensive income (loss) is as follows:

(in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

September 30, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	41,685	14,590	27,095
Unrealized net holding loss on cash flow hedge	(1,909)	(668)	(1,241)
Total accumulated other comprehensive income	$19,007	$6,653	$12,354

December 31, 2009:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	46,346	16,221	30,125
Unrealized net holding loss on cash flow hedge	(1,483)	(519)	(964)
Total accumulated other comprehensive income	$24,094	$8,433	$15,661

September 30, 2009:
Changes in pension plan assets and benefit obligations	$(30,435)	$(10,652)	$(19,783)
Unrealized gains on available-for-sale securities	62,880	22,008	40,872
Unrealized net holding loss on cash flow hedge	(1,648)	(577)	(1,071)
Total accumulated other comprehensive income	$30,797	$10,779	$20,018

Note 17 — Sale of Common Shares

During the three and nine months ended September 30, 2010, 95,400 and 419,500 common shares, respectively, were issued upon the exercise of the Series A and Series B Common Share Warrants at a price of $67.75 per common share.  These Series A and Series B Common Share Warrants were issued as part of the registered direct public offering that Park completed on October 30, 2009. Park raised $27.6 million, net of all selling costs, from the sale of the 419,500 common shares.  Series B Common Share Warrants covering 80,500 common shares, with an exercise price of $67.75 per common share and an expiration date of October 30, 2010, remained outstanding at September 30, 2010.

Note 18 – Subsequent Events

Subsequent to September 30, 2010, the holders of Series B Common Share Warrants acquired in connection with the registered direct public offering which closed on October 30, 2009, presented notices of exercise covering an aggregate of 17,700 common shares. As a result of these exercises, Park delivered an aggregate of 17,700 common shares and received net proceeds of approximately $1.2 million (net of selling expenses). The remaining portion of the Series B Common Share Warrants Park issued in October 2009 (covering 62,800 common shares) expired on October 30, 2010.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired commercial loans, pools of unimpaired commercial loans and pools of homogeneous loans with similar risk characteristics and other environmental risk factors. This assessment is updated on a quarterly basis. The allowance established for impaired commercial loans reflects expected losses resulting from analyses performed on each individual impaired commercial loan. The specific credit allocations are based on regular analyses of commercial, commercial real estate and construction loans where we have determined the loan is impaired. Management continues to group individually impaired commercial loans into three categories: Vision Bank impaired commercial land and development (CL&D) loans ($82.6 million), Park National Bank (“PNB”) impaired commercial loans and other Vision Bank impaired commercial loans with balances of at least $250,000 ($117.8 million), and Vision Bank impaired commercial loans with balances less than $250,000 ($5.8 million). At September 30, 2010, management had specifically allocated $19.6 million, $14.8 million, and $858,000 of the loan loss reserve to these three categories, respectively. For the year ended December 31, 2009, management had specifically allocated $21.7 million, $14.5 million and $562,000 of the loan loss reserve to these three categories, respectively.

Pools of performing commercial loans and pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. During 2009, management implemented a methodology that uses an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs and changes in specific reserves during the last 24 months. Management continues to believe the 24-month historical loss experience methodology is appropriate in the current economic environment at September 30, 2010, as it captures loss rates that are comparable to the current period being analyzed. Management also segregated Vision Bank’s accruing CL&D loan portfolio from other commercial loans, as the loss experience in the CL&D loan portfolio has far surpassed losses from other commercial loans at Park. The historical loss experience is judgmentally increased to cover approximately 1.5 years of historical losses, including changes in specific reserves, in the commercial loan portfolio. Generally, residential real estate loans and consumer loans are not individually graded. The amount of loan loss reserve assigned to these loans is based on historical loss experience, judgmentally increased to cover approximately 1.4 years of historical losses.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are largely unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At September 30, 2010, the fair value of assets based on Level 3 inputs for Park was approximately $157.4 million. This was 11.3% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $101.7 million (or 65%) of the total amount of Level 3 inputs. Additionally, there were $69.2 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies.  Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based bank subsidiary, PNB, to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of PNB is estimated by reviewing the past and projected operating results for PNB and comparable information for the banking industry.

At September 30, 2010, on a consolidated basis, Park had core deposit intangibles of $6.9 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization, and recorded at PNB.  At September 30, 2010, the core deposit intangible asset recorded on the balance sheet of PNB was $1.8 million and the core deposit intangible asset at Vision Bank was $5.1 million.  On April 1, 2010, Park’s management evaluated the PNB goodwill for impairment and concluded that the fair value of the PNB goodwill exceeded the carrying value of $72.3 million and accordingly was not impaired.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009

Summary Discussion of Results

Net income for the three months ended September 30, 2010 was $19.6 million compared to $19.2 million for the third quarter of 2009, an increase of $378,000 or 2.0%.  Net income available to common shareholders (which is net of the preferred stock dividends and the related accretion) was $18.1 million for the third quarter of 2010 compared to $17.8 million for the three months ended September 30, 2009, an increase of $366,000 or 2.1%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.45 million for the third quarter of 2010 and $1.44 million for the same quarter in 2009.

Diluted earnings per common share were $1.19 for the third quarter of 2010 compared to $1.25 for the third quarter of 2009, a decrease of $.06 per share or 4.8%.  Weighted average common shares outstanding were 15,272,720 for the three months ended September 30, 2010 compared to 14,193,411 common shares for the third quarter of 2009, an increase of 1,079,309 common shares or 7.6%.  Park sold an aggregate of 904,072 common shares, issued from treasury shares, during the last three quarters of 2009 using various capital raising strategies.  Additionally, Park sold 419,500 common shares, issued from treasury shares, in the nine months ended September 30, 2010 as a result of the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009.

Net income for the nine months ended September 30, 2010 was $61.5 million compared to $61.9 million for the nine months ended September 30, 2009, a decrease of $374,000 or 0.6%.  Net income available to common shareholders was $57.2 million for the first nine months of 2010 compared to $57.6 million for the same period in 2009, a decrease of $408,000 or 0.7%.

Diluted earnings per common share were $3.79 for the nine months ended September 30, 2010 compared to $4.10 for the same period in 2009, a decrease of $.31 per share or 7.6%.  Weighted average common shares outstanding were 15,090,113 for the nine months ended September 30, 2010 compared to 14,055,580 common shares for the nine months ended 2009, an increase of 1,034,533 common shares or 7.4%.

The following tables compare the components of net income for the three and nine month periods ended September 30, 2010 with the components of net income for the three and nine month periods ended September 30, 2009.  This information is provided for Park, Vision Bank and Park excluding Vision Bank (“Park’s Ohio-based operations”).  In general for 2010, the operating results for Park’s Ohio-based operations were a little better than management projected, but the loan loss provision at Vision Bank was worse than expected.

Park Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$69,445	$68,462	1.44%	$205,546	$204,689	0.42%
Provision for loan losses	14,654	14,958	-2.03%	44,454	43,101	3.14%
Total other income	17,530	18,165	-3.50%	50,887	57,132	-10.93%
Gain on sale of securities	-	-	-	11,819	7,340	61.02%
Total other expense	45,696	46,052	-0.77%	140,587	142,065	-1.04%
Income before taxes	$26,625	$25,617	3.93%	$83,211	$83,995	-0.93%
Income taxes	7,048	6,418	9.82%	21,689	22,099	-1.86%
Net income	$19,577	$19,199	1.97%	$61,522	$61,896	-0.60%

For the nine months ended September 30, 2010, the operating results for net interest income, total other income and total other expense were consistent with management’s forecast for the projected operating results for 2010.  This guidance was included in Park’s 2009 Annual Report in the “Financial Review” section on pages 35 through 40.

The following table compares the guidance for 2010 that management had provided in the 2009 Annual Report with the actual results for the nine month periods of 2010.

(in thousands)	Projected results for 2010	75% of annual projection	Actual results for the nine month periods of 2010
Net interest income	$265,000 to $275,000	$198,750 - $206,250	$205,546
Total other income	$68,000	$51,000	$50,887
Total other expense	$191,000	$143,250	$140,587

Park’s management believes that the 2010 guidance previously provided for net interest income and total other income continues to be accurate.  Management’s latest projections for total other expense are approximately $188 million to $190 million for 2010.

During the first nine months of 2010, Park sold a total of $257.5 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $11.8 million.  This gain on the sale of securities was $4.5 million greater than the guidance that management had provided of $7.3 million in gains for 2010 in the 2009 Annual Report.  The securities that were sold were all owned by PNB.  Management does not expect to sell securities for significant gains during the fourth quarter of 2010, but the investment portfolio continues to have a large unrealized gain of $62.6 million at September 30, 2010.

In Park’s 2009 Annual Report, management provided guidance that the loan loss provision for 2010 would be in a range of $45 million to $55 million.  This estimate implies a loan loss provision for three quarters of the year of $33.75 million to $41.25 million.  The loan loss provision for the nine months ended September 30, 2010 was $44.5 million exceeding the top of the range by $3.25 million.  Park’s management now estimates that the loan loss provision for all of 2010 will be in a range of $55 million to $60 million, which remains unchanged from the guidance provided in the June 30, 2010 Form 10-Q.

Vision Bank – Summary Statement of Operations
	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$7,174	$6,017	19.23%	$20,979	$19,307	8.66%
Provision for loan losses	7,529	10,030	-24.94%	27,729	28,430	-2.47%
Other income	(139)	263	N.M.	(744)	2,060	N.M.
Gain on sale of securities	—	—	—	—	—	—
Other expense	7,726	6,926	11.55%	23,817	20,838	14.30%
Loss before taxes	$(8,220)	$(10,676)	23.00%	$(31,311)	$(27,901)	-12.22%
Income tax credits	(2,904)	(4,106)	29.27%	(11,783)	(10,756)	-9.55%
Net loss	$(5,316)	$(6,570)	19.09%	$(19,528)	$(17,145)	-13.90%
N.M. – Not Meaningful

The operating loss at Vision Bank for the nine months ended September 30, 2010 has been worse than management expected.  The loan loss provision was expected to be approximately $30 million for 2010.  Park’s management is now projecting that the loan loss provision for Vision Bank for 2010 will be $35 million to $38 million.  This estimate for 2010 is less than the loan loss provisions of $44.4 million in 2009 and $47.0 million in 2008 for Vision Bank.  The operating results at Vision Bank for the three months ended September 30, 2010 were generally as management expected.

Total other income at Vision Bank was a loss of $139,000 for the third quarter of 2010 and a loss of $744,000 for the first nine months of 2010.  This poor performance was primarily due to the recognized losses from devaluation of other real estate owned of $1.4 million in the third quarter of 2010 and $4.2 million for the first nine months of 2010.

Total other expense at Vision Bank increased by $800,000 or 11.6% to $7.7 million for the third quarter of 2010 and increased by $3.0 million or 14.3% to $23.8 million for the first nine months of 2010, compared to the same periods in 2009.  The increase in other expense was attributable to external consulting services and legal costs associated with nonperforming loans and other real estate owned at Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended September 30,			Nine months Ended September 30,
(in thousands)	2010	2009	% Change	2010	2009	% Change
Net interest income	$62,271	$62,445	-0.28%	$184,567	$185,382	-0.44%
Provision for loan losses	7,125	4,928	44.58%	16,725	14,671	14.00%
Other income	17,669	17,902	-1.30%	51,631	55,072	-6.25%
Gain on sale of securities	-	-	N.M.	11,819	7,340	61.02%
Other expense	37,970	39,126	-2.95%	116,770	121,227	-3.68%
Income before taxes	$34,845	$36,293	-3.99%	$114,522	$111,896	2.35%
Income taxes	9,952	10,524	-5.44%	33,472	32,855	1.88%
Net income	$24,893	$25,769	-3.40%	$81,050	$79,041	2.54%

As previously mentioned, the operating results for Park’s Ohio-based banking divisions for the three month and nine month periods ended September 30, 2010 were very solid and a little better than management’s forecast.

Net Interest Income Comparison for the Third Quarter of 2010 and 2009

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income increased by $983,000 or 1.4% to $69.45 million for the third quarter of 2010 compared to $68.46 million for the third quarter of 2009.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the third quarter of 2010 with the same quarter in 2009.

Three months ended September 30,
	2010		2009
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,651,739	5.76%	$4,610,716	5.99%
Taxable investments	1,748,629	4.39%	1,807,147	4.87%
Tax exempt investments	16,650	7.11%	26,759	7.28%
Money market instruments	67,923	0.20%	31,661	0.10%
Interest earning assets	$6,484,941	5.34%	$6,476,283	5.66%

Interest bearing deposits	$4,283,049	0.91%	$4,315,622	1.48%
Short-term borrowings	287,172	0.37%	336,611	0.81%
Long-term debt	727,262	3.91%	721,693	3.62%
Interest bearing liabilities	$5,297,483	1.29%	$5,373,926	1.73%
Excess interest earning assets	$1,187,458		$1,102,357
Net interest spread		4.05%		3.93%
Net interest margin		4.28%		4.22%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the third quarter of 2010 increased by $9 million or 0.1% to $6,485 million compared to $6,476 million for the third quarter of 2009.  The average yield on interest earning assets decreased by 32 basis points to 5.34% for the third quarter of 2010 compared to 5.66% for the third quarter of 2009.

Average interest bearing liabilities for the third quarter of 2010 decreased by $77 million or 1.4% to $5,297 million compared to $5,374 million for the third quarter of 2009.  The average cost of interest bearing liabilities decreased by 44 basis points to 1.29% for the third quarter of 2010 compared to 1.73% for the third quarter of 2009.

Interest Rates

Short-term interest rates continue to be extremely low.  The average federal funds rate was .19% for the third quarter of 2010 and .17% for the first nine months of 2010.  The average federal funds rate was .16% for the third quarter of 2009 and .17% for the first nine months of 2009.

During 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve aggressively lowered the targeted federal funds rate from 4.25% at the beginning of the year to a range of 0% to .25% in December 2008.  The sharp reduction in the targeted federal funds rate in 2008 was in response to a severe recession in the U.S. economy.  The annualized change in the U.S. gross domestic product (“GDP”) was a negative 4.9% in the first quarter of 2009 and a negative ..7% in the second quarter of 2009.  However, economic conditions began to improve during the second half of 2009 and have continued to somewhat improve throughout 2010.  The annualized growth in GDP was 1.6% in the third quarter of 2009, 5.0% in the fourth quarter of 2009, 3.7% in the first quarter of 2010, 1.7% in the second quarter of 2010 and 2.0% in the third quarter of 2010.  Most economists expect GDP will grow 2% to 3% in 2010, but that the U.S. national unemployment rate will continue to be above 9%.

Park’s management expects that due to the uncertainty of future economic growth following the severe economic recession, the FOMC will maintain the targeted federal funds interest rate in the range of 0% to .25% during the remainder of 2010 and probably throughout 2011.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $41 million or 0.9% to $4,652 million for the three months ended September 30, 2010, compared to $4,611 million for the same period in 2009.  The average yield on the loan portfolio decreased by 23 basis points to 5.76% for the third quarter of 2010 compared to 5.99% for the third quarter of 2009.

Management has negotiated floor interest rates on many commercial and commercial real estate loans which has prevented the yield on the loan portfolio from decreasing as much as the large decline in short-term interest rates in the past two years.  Management expects that the yield on the loan portfolio will be approximately 5.69% for the fourth quarter of 2010.

Loan balances have increased by $16.5 million or 0.4% during the first nine months of 2010.  Over the past twelve months, loan balances increased by $41.8 million or 0.9%.  Park’s management expects continued slow loan growth during the remainder of 2010 as the demand for loans continues to be relatively soft.  However, the Corporation has started to retain the 15-year fixed rate residential mortgage loans that previously were being sold in the secondary market.  At September 30, 2010, the balance of loans for this new product was $30.2 million with a weighted average interest rate of 3.91%.  Management expects these loans will be held to maturity.

The average balance of taxable investment securities decreased by $58 million or 3.2% to $1,749 million for the third quarter of 2010 compared to $1,807 million for the third quarter of 2009.  The average yield on taxable investment securities was 4.39% for the third quarter of 2010 compared to 4.87% for the third quarter last year.   In October 2010, Park’s management decided to replace the expected cash flow from the callable U.S. Government Agency securities with U.S. Government Agency mortgage-backed securities and collateralized mortgage obligations.

The average balance of tax exempt investment securities decreased by $10 million or 37.8% to $17 million for the third quarter of 2010 compared to $27 million for the third quarter of 2009.  The tax equivalent yield on tax exempt investment securities was 7.11% for the third quarter of 2010 and 7.28% for the third quarter of 2009.  Park has not purchased any tax exempt investment securities for the past several quarters.

Average interest bearing deposit accounts decreased by $33 million or 0.8% to $4,283 million for the third quarter of 2010 compared to $4,316 million for the third quarter of 2009.  The average interest rate paid on interest bearing deposits decreased by 57 basis points to .91% for the third quarter of 2010 compared to 1.48% for the third quarter last year.

Average total borrowings were $1,014 million for the three months ended September 30, 2010, compared to $1,058 million for the third quarter of 2009, a decrease of $44 million or 4.1%.  The average interest rate paid on total borrowings was 2.91% for the third quarter of 2010 compared to 2.73% for the third quarter of 2009.  The increase in the average interest rate paid on total borrowings was primarily due to a large reduction ($49.4 million) in low cost short-term borrowings, as well as the subordinated notes issued on December 23, 2009.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) increased by 12 basis point to 4.05% for the third quarter of 2010 compared to 3.93% for the third quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.28% for the third quarter of 2010 compared to 4.22% for the third quarter of 2009.

Net Interest Income Comparison for the Nine Months Ended in 2010 and 2009

Net interest income increased slightly by $857,000 or 0.4% to $205.5 million for the first nine months of 2010 compared to $204.7 million for the nine months ended in 2009.  The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the nine months ended September 30, 2010 with the nine months ended September 30, 2009.

Nine months ended September 30,
	2010		2009
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,624,692	5.82%	$4,582,037	6.07%
Taxable investments	1,755,472	4.58%	1,877,361	4.93%
Tax exempt investments	17,489	7.28%	31,902	7.37%
Money market instruments	95,917	0.22%	25,572	0.17%
Interest earning assets	$6,493,570	5.41%	$6,516,872	5.72%

Interest bearing deposits	$4,312,565	1.03%	$4,186,578	1.60%
Short-term borrowings	292,305	0.42%	450,984	0.80%
Long-term debt	728,724	3.92%	806,689	3.30%
Interest bearing liabilities	$5,333,594	1.39%	$5,444,251	1.78%
Excess interest earning assets	$1,159,976		$1,072,621
Net interest spread		4.02%		3.94%
Net interest margin		4.26%		4.23%
(1)	For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets decreased by $23 million or 0.4% to $6,494 million for the first nine months of 2010 compared to $6,517 million for the same period in 2009.  The average yield on interest earning assets was 5.41% for the nine months ended September 30, 2010 compared to 5.72% for the same period in 2009.

Average loans increased by $43 million or 0.9% to $4,625 million for the first nine months in 2010 compared to $4,582 million for the same period in 2009.  The average yield on loans was 5.82% for the nine months ended September 30, 2010 compared to 6.07% for the same period in 2009.

Average investment securities, including money market instruments, were $1,869 million for the first three quarters of 2010 compared to $1,935 million for the nine months of 2009.  The average yield on taxable investment securities was 4.58% for the first nine months of 2010 and 4.93% for the first nine months of 2009 and the average tax equivalent yield on tax exempt securities was 7.28% in 2010 and 7.37% in 2009.

Average interest bearing liabilities decreased by $111 million or 2.0% to $5,334 million for the first nine months of 2010 compared to $5,444 million for the same period in 2009.  The average cost of interest bearing liabilities was 1.39% for the first nine months of 2010 compared to 1.78% for the first nine months of 2009.

Average interest bearing deposits increased by $126 million or 3.0% to $4,313 million for the first three quarters of 2010 compared to $4,187 million for the same period in 2009.  The average interest rate paid on interest bearing deposit accounts was 1.03% for the first nine months of 2010 compared to 1.60% for the same period in  2009.

Average total borrowings were $1,021 million for the first nine months of 2010 compared to $1,258 million for the first three quarters of 2009.  The average interest rate paid on total borrowings was 2.92% for the first nine months of 2010 compared to 2.40% for the same period in 2009.

The net interest spread increased by 8 basis points to 4.02% for the first nine months of 2010 compared to 3.94% for the first three quarters of 2009.  The net interest margin increased by 3 basis points to 4.26% for the nine months ended September 30, 2010 compared to 4.23% for the same period in 2009.

Guidance on Net Interest Income for 2010

Management provided guidance in Park’s 2009 Annual Report (page 38) that net interest income for 2010 would be approximately $265 million to $275 million, the tax equivalent net interest margin would be approximately 4.15% to 4.20% and the average interest earning assets for 2010 would be approximately $6,550 million.

The actual results for the first nine months of 2010 were generally in line with management’s guidance.  Net interest income for the first nine months of 2010 was $205.5 million, which annualized would be approximately $274 million for 2010.  The tax equivalent net interest margin was 4.26% and average interest earning assets were $6,494 million for the first nine months of 2010.

The following table displays for the past seven quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
March 2009	$6,546,681	$68,233	4.26%
June 2009	$6,528,425	$67,994	4.21%
September 2009	$6,476,283	$68,462	4.22%
December 2009	$6,546,174	$68,802	4.20%
March 2010	$6,528,149	$67,380	4.22%
June 2010	$6,468,094	$68,721	4.29%
September 2010	$6,484,941	$69,445	4.28%

Our current forecast for net interest income for 2010 is estimated to be a little higher than the middle of the range of $265 million to $275 million, which management had projected in the 2009 Annual Report.

Provision for Loan Losses

The provision for loan losses was $14.7 million for the three months ended September 30, 2010, compared to $15.0 million for the same period in 2009.  Net loan charge-offs were $17.9 million for the third quarter of 2010, compared to $9.7 million for the third quarter of 2009.  The annualized ratio of net loan charge-offs to average loans was 1.53% for the three months ended September 30, 2010, compared to 0.84% for the same period in 2009.  The increase in the ratio of net charge-offs to average loans during the third quarter of 2010 was largely due to Park’s decision to charge-off certain specific reserves that had been previously established on impaired commercial loans.  Accordingly, total specific reserves declined during the 2010 third quarter by $3.5 million, ending the period at $35.3 million, compared to $38.8 million at the end of the 2010 second quarter.

For the first nine months of 2010, the provision for loan losses increased by $1.4 million to $44.5 million, compared to $43.1 million for the nine months ended September 30, 2009.  Net loan charge-offs were $43.8 million for the nine months ended September 30, 2010, or 1.27% of average loans on an annualized basis, compared to $33.1 million or 0.97% of average loans annualized for the same period in 2009.

The loan loss provision for Vision Bank was $7.5 million for the three months ended September 30, 2010, compared to $10.0 million for the same quarter in 2009.  Vision Bank had net loan charge-offs of $11.6 million, or an annualized 6.89% of average loans for the third quarter of 2010, compared to net loan charge-offs of $5.1 million, or 2.96% of average loans for the same period in 2009.  For the nine months ended September 30, 2010, Vision Bank had a loan loss provision and net loan charge-offs of $27.7 million and $27.2 million, respectively, compared to $28.4 million and $19.1 million for the same period in 2009.

Park’s Ohio-based operations had a provision for loan losses of $7.1 million for the third quarter of 2010, compared to $5.0 million for the third quarter of 2009.  Net loan charge-offs for Park’s Ohio-based operations were $6.3 million, or an annualized 0.63% of average loans for the third quarter of 2010, compared to $4.6 million, or an annualized 0.47% of average loans for the third quarter of 2009.  For the nine months ended September 30, 2010, Park’s Ohio-based operations had a loan loss provision and net loan charge-offs of $16.7 million and $16.5 million, respectively, compared to $14.7 million and $14.0 million for the same period in 2009.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2010 and December 31, 2009.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	September 30, 2010	December 31, 2009
Total ALLL	$117,405	$116,717
Specific reserves	35,293	36,721
General reserves	$82,112	$79,996

Total loans	$4,656,902	$4,640,432
Impaired commercial loans	206,155	201,001
Non-impaired loans	$4,450,747	$4,439,431

Total ALLL to total loan ratio	2.52%	2.52%
General reserves as a % of non-impaired loans	1.84%	1.80%

Many of Vision Bank's loan customers that were negatively impacted by the oil spill have filed claims with BP and have received reimbursement for these claims in the last two months. However, management remains unsure how many loan customers, if any, will not receive reimbursement for the claims that they have filed with BP.  As such, management believes the increase in general reserves as a percentage of non-impaired loans (total loans less impaired commercial loans evaluated for specific impairment) over the course of the 2010 year is appropriate given the Gulf of Mexico oil spill and the impact that it may have on customers at our Vision Bank subsidiary.

The following table compares Park National Corporation’s nonperforming assets at September 30, 2010, December 31, 2009 and September 30, 2009.

Park National Corporation - Nonperforming Assets
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$237,194	$233,544	$207,064
Renegotiated loans	-	142	148
Loans past due 90 days or more	10,700	14,773	4,849
Total nonperforming loans	$247,894	$248,459	$212,061

Other Real Estate Owned	52,837	41,240	47,015
Total nonperforming assets	$300,731	$289,699	$259,076

Percentage of nonperforming loans to total loans	5.32%	5.35%	4.59%
Percentage of nonperforming assets to total loans	6.46%	6.24%	5.61%
Percentage of nonperforming assets to total assets	4.24%	4.11%	3.72%

Vision Bank nonperforming assets at September 30, 2010, December 31, 2009 and September 30, 2009, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$132,806	$148,347	$124,478
Renegotiated loans	-	-	148
Loans past due 90 days or more	5,962	11,277	315
Total nonperforming loans	$138,768	$159,624	$124,941

Other Real Estate Owned	43,179	35,203	40,628
Total nonperforming assets	$181,947	$194,827	$165,569

Percentage of nonperforming loans to total loans	21.27%	23.58%	18.33%
Percentage of nonperforming assets to total loans	27.89%	28.78%	24.29%
Percentage of nonperforming assets to total assets	21.71%	21.70%	18.94%

Nonperforming assets for Park, excluding Vision Bank at September 30, 2010, December 31, 2009 and September 30, 2009, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	September 30, 2010	December 31, 2009	September 30, 2009
Nonaccrual loans	$104,388	$85,197	$82,586
Renegotiated loans	-	142	-
Loans past due 90 days or more	4,738	3,496	4,534
Total nonperforming loans	$109,126	$88,835	$87,120

Other Real Estate Owned	9,658	6,037	6,387
Total nonperforming assets	$118,784	$94,872	$93,507

Percentage of nonperforming loans to total loans	2.73%	2.24%	2.21%
Percentage of nonperforming assets to total loans	2.97%	2.39%	2.38%
Percentage of nonperforming assets to total assets	1.90%	1.54%	1.53%

Management expects that Park’s other real estate owned will continue to increase through the remainder of 2010 as management works to reduce nonperforming loans.

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At September 30, 2010, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on non-accrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at September 30, 2010. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at September 30, 2010 was $26.1 million. Additionally, at September 30, 2010, management established a specific reserve of $19.6 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at September 30, 2010, total $45.8 million. The magnitude of the losses coming from the CL&D loan portfolio at Vision Bank, along with the continued run-off of performing CL&D loans, resulted in management’s decision, during 2009, to analyze the accruing and impaired Vision Bank CL&D loan portfolio separate from other commercial loans. The following table summarizes the CL&D loan portfolio at Vision Bank:

(in thousands) - end of each respective period	September 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$175,988	$192,051	$200,112	$218,205	$251,443
Performing CL&D loans	93,361	97,562	116,672	132,788	191,712
Impaired CL&D loans	82,627	94,489	83,440	85,417	59,731
Specific reserve on impaired CL&D loans	19,644	25,006	24,404	21,706	3,134
Carrying amount of impaired CL&D loans, after specific reserve	$62,983	$69,483	$59,036	$63,711	$56,597

Cumulative prior charge-offs on impaired Vision Bank CL&D loans	$26,141	$23,973	$26,334	$24,931	$18,839

Historically, Park’s management has aggressively recorded partial charge-offs on nonperforming loans to write-down the loans to their fair value.  As of September 30, 2010, management has taken partial charge-offs of $48.2 million related to the $206.2 million of commercial loans considered to be impaired.  While we continue to take partial charge-offs on nonperforming loans, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to their illiquid nature and management’s approach of pursuing guarantors for additional collateral or cash payment.  As a result, management has utilized specific reserves to a greater extent than in prior years.  Additionally, Park continues to work with a third-party specialist to assist in the resolution and maximization of value of impaired loans at Vision Bank.   Park’s specific reserve for impaired loans decreased to $35.3 million at September 30, 2010, compared to $38.8 million at June 30, 2010 and $36.7 million at December 31, 2009.  Park’s specific reserve for impaired loans was $21.1 million at September 30, 2009.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special Mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management has segregated the Vision Bank CL&D loans from other commercial loans that are still accruing. The tables below present the loss factors applied in the determination of the allowance for loan losses within the accruing CL&D loan and other commercial loan information at September 30, 2010.

Vision Bank Accruing Commercial Land and Development Loans
(in thousands)	Outstanding balance	Loss factor	Loan loss reserve
All grades	$93,361	15.45%	$14,427

Remaining Accruing Commercial Loans
(in thousands)	Outstanding balance	Loss factor	Loan loss reserve
Substandard loans (grade 6)	$103,104	12.87%	$13,267
Special mention loans (grade 5)	158,028	4.29%	6,778
Pass loans (grades 1-4)	2,243,070	1.22%	27,286
Total	$2,504,202	1.89%	$47,331

As always, management is working to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

Management provided guidance in Park’s 2009 Annual Report that the loan loss provision for 2010 would be approximately $45 million to $55 million.  Based on the results for the first quarter of 2010, management updated the guidance in the Form 10-Q for the quarterly period ended March 31, 2010, indicating that the expected loan loss provision for 2010 would be between $50 and $55 million.  Management updated the guidance in the June 30, 2010 Form 10-Q, projecting a loan loss provision between $55 and $60 million.  The actual results for the loan loss provision in the first nine months of 2010 were consistent with management’s most recent guidance, at $44.5 million.  Park’s most recent projection continues to indicate that the loan loss provision for 2010 will be $55 to $60 million.  However, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

Total Other Income

Total other income exclusive of securities gains and losses decreased by $635,000 or 3.5% to $17.5 million for the quarter ended September 30, 2010, compared to $18.2 million for the third quarter of 2009.  For the nine months ended September 30, 2010, total other income decreased by $6.2 million or 10.9% to $50.9 million compared to $57.1 million for the same period in 2009.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2010	2009	Change	2010	2009	Change
Income from fiduciary activities	$3,314	$3,071	$243	$10,264	$9,071	$1,193
Service charges on deposits	5,026	5,788	(762)	14,864	16,381	(1,517)
Non-yield loan fee income	3,909	3,895	14	10,367	15,179	(4,812)
Checkcard fee income	2,900	2,342	558	8,109	6,851	1,258
Bank owned life insurance income	1,313	1,297	16	3,783	3,721	62
Other	1,068	1,772	(704)	3,500	5,929	(2,429)
Total other income	$17,530	$18,165	$(635)	$50,887	$57,132	$(6,245)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $243,000, or 7.9%, to $3.3 million for the three months ended September 30, 2010 from $3.1 million for the same period in 2009.  For the nine months ended September 30, 2010, income from fiduciary activities increased by $1.2 million, or 13.2%, to $10.3 million compared to $9.1 million in 2009.  Fiduciary fees are generally charged based on the market value of customer accounts.  The market value for assets under management at September 30, 2010, has increased by approximately 6% compared to September 30, 2009.

Service charges on deposits have decreased by $762,000, or 13.2%, to $5.0 million for the three month period ended September 30, 2010, compared to $5.8 million for the same period in 2009.  Through the first nine months of 2010, service charges declined $1.5 million, or 9.3%, to $14.9 million, compared to $16.4 million in 2009.  This was primarily attributable to a decline in non-sufficient funds (“NSF”) and overdraft charges during 2010.

Non-yield loan fee income increased slightly by $14,000, or 0.4%, to $3.9 million for the three months ended September 30, 2010, compared to $3.9 million for the same period in 2009.  For the nine months ended September 30, 2010, non-yield loan fee income decreased $4.8 million, or 31.7%, to $10.4 million, compared to $15.2 million in 2009.  The decline through the first nine months of 2010 is primarily due to a decline in income recognized from the origination of residential mortgages.  For the nine months ended September 30, 2010, Park originated and sold, with servicing retained, $248 million of fixed rate residential mortgages into the secondary market and recognized $8.8 million of income, a decrease of $4.6 million from the $13.4 million of income recognized in the same period in 2009.  As mentioned previously, during the third quarter Park started to retain the fixed-rate 15-year residential mortgage loans that were previously sold in the secondary market.  Management expects to continue to retain the fixed-rate 15-year residential mortgage loans in the loan portfolio during the fourth quarter of 2010.  Additionally, management expects these loans will be held to maturity.

Checkcard fee income, which is generated from debit card transactions increased $558,000 to $2.9 million for the three months ended September 30, 2010, compared to $2.3 million for the same period in 2010.  For the nine months ended September 30, 2010, checkcard fee income increased $1.3 million to $8.1 million compared to $6.9 million in 2009.  This increase is attributable to continued increases in the volume of debit card transactions.

The subcategory called “Other” within “Total Other Income” includes ATM fees, annuity rental income, OREO devaluations and other miscellaneous charges, fees and commissions.  This category decreased $704,000 to $1.1 million for the three months ended September 30, 2010, compared to $1.8 million for the same period in 2009.  For the nine months ended September 30, 2010, the subcategory called “Other” decreased by $2.4 million to $3.5 million, compared to $5.9 million in 2009.   The change in other income was largely due to devaluations of other real estate owned at Vision Bank of approximately $4.2 million through the first nine months of 2010, compared to $1.4 million in devaluations for the same period in 2009.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended September 30, 2010			Nine months ended September 30, 2010
(In thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Income from fiduciary activities	$235	$8	$243	$1,167	$26	$1,193
Service charges on deposits	(631)	(131)	(762)	(1,292)	(225)	(1,517)
Non-yield loan fee income	(65)	79	14	(4,484)	(328)	(4,812)
Checkcard fee income	372	186	558	1,059	199	1,258
Bank owned life insurance income	16	-	16	61	1	62
Other	(160)	(544)	(704)	48	(2,477)	(2,429)
Total	$(233)	$(402)	$(635)	$(3,441)	$(2,804)	$(6,245)

Effective July 1, 2010, Regulation E (a Federal Reserve Board Regulation) prohibits financial institutions from charging fees to consumers for paying overdrafts on ATM and debit card transactions, unless the customer consents (opts-in) to the overdraft protection service provided for those types of transactions.  For the first six months of 2010, NSF income was approximately $7.0 million, a 6% decline from the $7.4 million of NSF income in the first six months of 2009. Management estimates that approximately 25% of the NSF income is derived from transactions covered under Regulation E.  Those who have responded have overwhelmingly consented to the overdraft protection program.  Consistent with the first six months of 2010, NSF income continued to decline during the three months ended September 30, 2010 to $3.6 million, down 12% from $4.1 million during the same period in 2009.  Management will continue to diligently work to provide customers the opportunity to opt-in during the fourth quarter of 2010.

Management provided guidance in Park’s 2009 Annual Report that total other income would be approximately $68 million for 2010. Management’s most recent projection for total other income is consistent with the guidance given in the 2009 Annual Report.

Gain on Sale of Securities

There were no gains on sale of securities during the third quarter of 2010 or 2009.  However, for the nine months ended September 30, 2010, Park sold $257.5 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $11.8 million. In addition, $75 million of U.S. Government Agency callable securities were sold during the first quarter of 2010 at their book value.  There have been no other securities sales in the first nine months of 2010.  For the nine months ended September 30, 2009, Park sold $197 million of U.S. Agency mortgage backed securities, which resulted in a gain of $7.3 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Salaries and employee benefits	$24,500	$25,589	$(1,089)	$73,684	$76,410	$(2,726)
Occupancy expense	2,840	2,772	68	8,750	8,812	(62)
Furniture and equipment expense	2,624	2,463	161	7,820	7,339	481
Data processing fees	1,403	1,323	80	4,390	4,129	261
Professional fees and services	4,477	3,725	752	14,631	10,551	4,080
Amortization of intangibles	822	936	(114)	2,600	2,810	(210)
Marketing	840	983	(143)	2,688	2,833	(145)
Insurance	2,316	2,254	62	6,847	9,697	(2,850)
Communication	1,696	1,652	44	5,112	5,183	(71)
State taxes	865	892	(27)	2,549	2,782	(233)
Other	3,313	3,463	(150)	11,516	11,519	(3)
Total other expense	$45,696	$46,052	$(356)	$140,587	$142,065	$(1,478)

Other expenses have decreased by $356,000 for the three months ended September 30, 2010 compared to the same period in 2009 primarily due to:
•	A decrease in salaries and employee benefits of $1.1 million, primarily due to lower pension costs in 2010.
Partially offset by:
•
An increase in professional fees and services of $752,000.  This was primarily a result of a $631,000 increase in professional fees and services at Vision Bank for the third quarter of 2010 compared to the same period in 2009, primarily related to legal and consulting expenses associated with working through the nonperforming loans and other real estate owned at Vision Bank.

Other expenses have decreased by $1.5 million for the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to:
•	A decrease in salaries and employee benefits of $2.7 million, primarily attributable to lower pension costs in 2010.
•	A $2.9 million decrease in FDIC insurance premiums. FDIC insurance premiums in 2009 were higher primarily due to the FDIC special assessment in the second quarter of 2009.
Partially offset by:
•
An increase in professional fees and services of $4.0 million. This is primarily a result of a $3.9 million increase in professional fees and services at Vision Bank for the first nine months of 2010 compared to the same period in 2009. The increase is primarily related to legal and consulting expenses attributable to working through the nonperforming loans and other real estate owned at Vision Bank.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three months ended September 30, 2010			Nine months ended September 30, 2010
(in thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Salaries and employee benefits	$(1,267)	$178	$(1,089)	$(2,831)	$105	$(2,726)
Occupancy expense	70	(2)	68	19	(81)	(62)
Furniture and equipment expense	212	(51)	161	560	(79)	481
Data processing fees	(62)	142	80	(82)	343	261
Professional fees and services	121	631	752	138	3,942	4,080
Amortization of intangibles	(114)	-	(114)	(210)	-	(210)
Marketing	(97)	(46)	(143)	(110)	(35)	(145)
Insurance	117	(55)	62	(2,481)	(369)	(2,850)
Communication	53	(9)	44	22	(93)	(71)
State taxes	(26)	(1)	(27)	(209)	(24)	(233)
Other	(162)	12	(150)	726	(729)	(3)
Total other expense	$(1,155)	$799	$(356)	$(4,458)	$2,980	$(1,478)

Management provided guidance in Park’s 2009 Annual Report that total other expense would be approximately $191 million for 2010.  Total other expense for the first nine months of 2010 were slightly improved compared to management’s projected results for 2010.  Management’s latest projections for total other expense are approximately $188 million to $190 million for 2010.

Income Tax

For the three months ended September 30, 2010, federal income tax expense was $7.0 million and no state income tax benefit was recognized, compared to federal income tax expense of $6.9 million and a state income tax benefit of $0.5 million for the third quarter of 2009.   For the first nine months of 2010, federal income tax expense was $22.8 million and the state income tax benefit was $1.2 million, compared to federal income tax expense of $23.5 million and a state income tax benefit of $1.4 million for the same period in 2009.

Vision Bank is subject to state income tax in the states of Alabama and Florida. A state income tax benefit of $415,000 and a valuation allowance for the same amount were recorded during the third quarter of 2010 as management has determined that recognition of the related deferred tax asset does not meet the more likely than not level. As of September 30, 2010, the deferred tax asset at Vision Bank, after consideration of the valuation allowance, is approximately $6.2 million ($4.0 million, net of federal income taxes). The operating loss carryforward period for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into PNB would ensure the future utilization of the state net operating loss carryforward at Vision Bank. However, management is not certain when a merger of Vision Bank into PNB can take place and as a result has decided to not increase the net operating loss carryforward benefit at Vision Bank until management can gain clarity on the timing of a merger of Vision Bank into PNB. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 26.5% for the third quarter of 2010, compared to 27.2% for the same period in 2009.  For the first nine months of 2010, the federal effective tax rate was 27.5% compared to 28.0% for the same period in 2009.  The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2009 Annual Report that the federal effective income tax rate for 2010 will be approximately 28% to 29%.  Management’s latest projection of the federal effective income tax is consistent with the guidance in the 2009 Annual Report.

Comparison of Financial Condition
At September 30, 2010 and December 31, 2009

Changes in Financial Condition and Liquidity

Total assets increased by $50 million or 0.7% to $7,090 million at September 30, 2010, compared to $7,040 million at December 31, 2009.  This increase in total assets was primarily due to an increase in total investment securities and to an increase in loans.

Total investment securities increased by $33 million or 1.8% to $1,897 million at September 30, 2010, compared to $1,864 million at December 31, 2010. Loan balances increased by $17 million to $4,657 million at September 30, 2010 compared to $4,640 million at December 31, 2009. The increase in loans during the first nine months of 2010 was primarily related to commercial loans in our Ohio-based banking divisions.

Total liabilities increased by $11 million during the first nine months of 2010 to $6,334 million at September 30, 2010 from $6,323 million at December 31, 2009.  The increase in total liabilities was due to an increase in other liabilities which more than offset the decrease in total deposits and total borrowings.

Total deposits decreased by $88 million or 1.7% during the first three quarters of 2010 to $5,100 million at September 30, 2010 from $5,188 million at December 31, 2009.  Total borrowings also decreased by $50 million or 4.8% to $1,004 million at September 30, 2010 from $1,054 million at December 31, 2009.

Other liabilities increased by $151 million to $223 million at September 30, 2010 from $72 million at December 31, 2009.  This increase in other liabilities was primarily due to a payable for the purchase of $148 million of investment securities that settled in the month of October.

Total stockholders’ equity increased by $39.4 million to $756.6 million at September 30, 2010, from $717.3 million at December 31, 2009.  Of this $39.4 million increase, $27.6 million resulted from the exercise of warrants to purchase 419,500 common shares, which impacted both retained earnings and treasury stock.  Retained earnings increased by $5.0 million during the period as a result of: net income of $61.5 million; offset by common stock dividends of $42.7 million, a $9.5 million negative impact to retained earnings from the reissuance of common shares out of treasury stock and accretion and dividends on the preferred stock of $4.4 million.  Treasury stock declined (resulting in an increase to stockholders’ equity) by $37.9 million and common stock warrants declined by $852,000 during the first nine months of 2010 due to the sale of 419,500 common shares, as warrants related to the registered direct public offering were exercised.  Preferred stock increased by $605,000 during the first nine months of 2010 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income decreased by $3.3 million during the first nine months of 2010 to a balance of $12.4 million at September 30, 2010.  The unrealized holding gains as a result of the mark-to-market of the investment securities portfolio decreased by $3.0 million, net of taxes, and Park also recognized a $277,000 increase in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.7% at September 30, 2010, compared to 65.9% at December 31, 2009 and 66.2% at September 30, 2009. Cash and cash equivalents were $133.6 million at September 30, 2010, compared to $159.1 million at December 31, 2009 and $137.7 million at September 30, 2009. The present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

On a monthly basis, Park’s Treasury Department forecasts the financial statements for the next twelve months.  The projected liquidity position for the Corporation is reviewed each month to ensure that adequate liquidity is maintained.  Management targets that the Corporation would have a minimum of $700 million of funds available to handle liquidity needs on a daily basis.  This $700 million liquidity “war chest” consists of available additional borrowing capacity from the Federal Home Loan Bank, federal funds sold and unpledged U.S. Government Agency securities.

Capital Resources

Total stockholders’ equity at September 30, 2010 was $757 million, or 10.7% of total assets, compared to $717 million or 10.2% of total assets at December 31, 2009 and $687 million or 9.9% of total assets at September 30, 2009.  Common equity, which is stockholders’ equity excluding the preferred stock, was $660 million at September 30, 2010, or 9.3% of total assets, compared to $621 million, or 8.8% of total assets, at December 31, 2009.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.67% at September 30, 2010 and 9.04% at December 31, 2009. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.51% at September 30, 2010 and 12.45% at December 31, 2009. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.98% at September 30, 2010 and 14.89% at December 31, 2009.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2010. The following table indicates the capital ratios for each financial institution subsidiary and Park at September 30, 2010.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.64%	9.50%	11.46%
Vision Bank	12.86%	16.31%	17.63%
Park National Corporation	9.67%	13.51%	15.98%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2009 Annual Report (Table 11) for disclosure concerning contractual obligations and commitments at December 31, 2009. There were no significant changes in contractual obligations and commitments during the first nine months of 2010.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	September 30, 2010	December 31, 2009
Loan commitments	$839,772	$955,257
Standby letters of credit	$30,847	$36,340

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

On page 43 (Table 10) of Park’s 2009 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $525.1 million or 8.02% of interest earning assets at December 31, 2009. At September 30, 2010, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,284 million or 19.7% of interest earning assets. The primary reason for the large positive increase in Park’s twelve month cumulative rate sensitivity gap is the treatment of Park’s portfolio of callable U.S. Government Agency notes in the low current interest rate environment.

At September 30, 2010, Park owned a total of $708 million (amortized cost) of callable U.S. Government Agency notes.  Based on current market interest rates, all of Park’s callable notes would be expected to be called at their next scheduled call dates which are generally all within the next twelve months.  This expectation contributed to the large positive increase in Park’s twelve month cumulative rate sensitivity gap at September 30, 2010. If it were expected that Park’s portfolio of callable notes were to instead extend to their scheduled contractual maturity dates, then Park’s twelve month cumulative rate sensitivity gap at September 30, 2010 would decrease accordingly but still be a positive (assets exceeding liabilities) $651 million or 10.0% of interest earning assets.

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

On page 43 of Park’s 2009 Annual Report, management reported that at December 31, 2009, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and decrease by 0.1% using a declining interest rate scenario over the next year. At September 30, 2010, the earnings simulation model projected that net income would increase by 3.2% using a rising interest rate scenario and decrease by 2.6% using a declining interest rate scenario. At September 30, 2010, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Park continues to monitor developments related to the oil spill in the Gulf of Mexico, including the extent of the potential effects on our customers and the areas in which they operate. Park and Vision Bank management are working very closely with those borrowers who could potentially be impacted by the oil spill, assisting them through the claims process.  Many of Vision Bank's loan customers that were negatively impacted by the oil spill have filed claims with BP and have received reimbursement for these claims in the last two months.  However, management remains unsure how many loan customers, if any, will not receive reimbursement for the claims that they have filed with BP.  The future effects of the oil spill could possibly impact Park and our earnings, but until more is known about the impact on our borrowers, we are unable to determine whether there will be any negative impact on their ability to repay contractual principal and interest.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. For the first nine months of 2010, Vision Bank has experienced $27.2 million in net loan charge-offs, or an annualized 5.4% of average loans. For the first nine months of 2009, net loan charge-offs for Vision Bank were $19.1 million, or an annualized 3.68% of average loans. The loan loss provision for Vision Bank was $27.7 million for the nine months ended September 30, 2010. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $247.9 million or 5.32% of total loans at September 30, 2010, $248.5 million or 5.35% of loans at December 31, 2009, $212.1 million or 4.59% of total loans at September 30, 2009 and $167.8 million or 3.74% of total loans at December 31, 2008. At September 30, 2010, Vision Bank had non-performing loans of $138.8 million or 21.3% of total loans, compared to $159.6 million or 23.58% of total loans at December 31, 2009 and $124.9 million or 18.3% of total loans at September 30, 2009.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the nine months ended September 30, 2010, Vision Bank had a net loss of $19.5 million and Park contributed capital of $36 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2010. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options and the expiration of the Board of Directors repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2010	-	-	-	959,044
August 1 through August 31, 2010	-	-	-	959,044
September 1 through September 30, 2010	-	-	-	959,044
Total	-	-	-	959,044

(1)
The number shown represents, as of the end of each period, the maximum aggregate number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

On July 16, 2007, Park announced that its Board of Directors authorized management to purchase up to an aggregate of one million common shares over the three-year period ended July 15, 2010 in open market purchases or through privately negotiated transactions, to be held as treasury shares for general corporate purposes. No common shares were purchased under this authorization in 2009 or in 2010 through July 15, 2010, the date on which the authorization expired.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2010, incentive stock options covering 82,175 common shares were outstanding and 1,417,825 common shares were available for future grants.

With 540,956 common shares held as treasury shares for purposes of the 2005 Plan at September 30, 2010, an additional 959,044 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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

12	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (filed herewith)

32.1	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (furnished herewith)

32.2	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (furnished herewith)

101
The following materials from Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009; (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2010 and 2009 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2010 and 2009 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements tagged as blocks of text (furnished herewith)*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: November 2, 2010	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: November 2, 2010	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer