Form 10-K
period 2010-12-31
PARK NATIONAL CORP /OH/
filed 2011-02-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  1-13006

Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio	43058-3500
(Address of principal executive offices)	(Zip Code)

(740) 349-8451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE Amex LLC

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒   Yes                                ☐   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐   Yes                                ☒   No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒   Yes                                ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒   Yes                                ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐   Yes                                ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  As of June 30, 2010, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $949,242,036 based on the closing sale price as reported on NYSE Amex LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2011

Common Shares, without par value	15,398,931 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Registrant’s 2010 Annual Report	Parts I and II

Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 18, 2011	Part III

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

Subsidiary Banks

Through Park’s subsidiary banks:

•
The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio and Boone County in Kentucky; and

•
Vision Bank (“Vision Bank”), a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida.

Park engages in the commercial banking and trust business. This commercial banking and trust business is primarily conducted in small and medium population Ohio communities and, since Vision Bancshares, Inc. (“Vision”) merged with and into Park in March 2007 (the “Vision Merger”), in Gulf Coast communities in Alabama and the Florida panhandle.

Vision Bank operates 17 financial service offices in Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. Vision Bank operates through two banking divisions – Vision Bank headquartered in Panama City, Florida and the Vision Bank Division of Gulf Shores, Alabama.

Park National Bank operates 124 financial service offices in Ohio and Northern Kentucky through eleven banking divisions with: (i) the Park National Division headquartered in Newark, Ohio; (ii) the Fairfield National Division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in West Chester, Ohio; (iv) the Century National Division headquartered in Zanesville, Ohio; (v) the Second National Division headquartered in Greenville, Ohio; (vi) the Richland Trust Division headquartered in Mansfield, Ohio; (vii) the United Bank Division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Division headquartered in Mount Vernon, Ohio; (ix) the Farmers & Savings Bank Division headquartered in Loudonville, Ohio; (x) the Security National Division headquartered in Springfield, Ohio; and (xi) the Unity National Division headquartered in Piqua, Ohio.

Park’s two subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 23 of the Notes to Consolidated Financial Statements located on pages 75 and 76 of Park’s 2010 Annual Report. That financial information is incorporated herein by reference.

At December 31, 2010 and as of the date of this Annual Report on Form 10-K, Park’s subsidiary banks operated 142 financial service offices and a network of 169 automated teller machines.

Consumer Finance Subsidiary

Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Other” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements located on pages 75 and 76 of Park’s 2010 Annual Report. This financial information is immaterial for purposes of separate disclosure.

Leasing Subsidiary

Scope Leasing, Inc. (which does business as “Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the United States of America (the “United States”) and Canada through its one office in Franklin County, Ohio.

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

Title Agency Subsidiary

As of the date of this Annual Report on Form 10-K, Park National Bank held 49% of the ownership interest of Park Title Agency, LLC (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area.

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

Both the junior subordinated debentures and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Payment of interest on the junior subordinated debentures, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters, subject to specified conditions.

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

Recent Developments

Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program

On December 23, 2008, Park completed the sale to the United States Department of the Treasury (the “U.S. Treasury”) of $100.0 million of newly-issued Park non-voting preferred shares as part of the U.S. Treasury’s Capital Purchase Program (the “CPP”) enacted as part of the Troubled Assets Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”). To finalize Park’s participation in the CPP, Park and the U.S. Treasury entered into a Letter Agreement, dated December 23, 2008 (the “Letter Agreement”), including the related Securities Purchase Agreement — Standard Terms attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”). Pursuant to the UST Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase 227,376 Park Common Shares, at an exercise price of $65.97 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $100.0 million in cash. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by Park to the U.S. Treasury under the CPP will qualify as Tier 1 capital for regulatory purposes. The issuance and sale to the U.S. Treasury of the Series A Preferred Shares and the Warrant was a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act. In the Securities Purchase Agreement, the U.S. Treasury has agreed not to vote any of the Common Shares it receives upon exercise of the Warrant. Any Common Shares issued by Park upon exercise of the Warrant will be issued from Common Shares held in treasury by Park.

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”) passed by the United States Congress and signed by the President on February 17, 2009, provides that the U.S. Treasury, subject to consultation with the appropriate federal banking agency, must permit a TARP recipient to repay any assistance previously provided under TARP, without regard to whether the TARP recipient has replaced those funds from any other source or to any waiting period. As a result, subject to consultation with the Federal Reserve Board, the U.S. Treasury must permit Park to redeem the Series A Preferred Shares at the appropriate redemption price without regard to whether the redemption price is to be paid from proceeds of a qualified equity offering or any other source or when the redemption date occurs. If the Series A Preferred Shares were redeemed, Park would also have the right to repurchase the related Warrant for its appraised market value. If Park chose not to repurchase the Warrant, the U.S. Treasury may liquidate the Warrant. The U.S. Treasury has provided guidance, in the form of FAQs issued on February 26, 2009 and in May 2009, as to the procedures under which a TARP participant may repay any assistance received. If Park seeks to repay any assistance received under the CPP, Park will be subject to the existing supervisory procedures for approving redemption requests for capital instruments. Supervisors would weigh Park’s desire to redeem outstanding Series A Preferred Shares against the contribution of U.S. Treasury capital to Park’s overall soundness, capital adequacy and ability to lend, including confirming that Park has a comprehensive internal capital assessment process.

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

In the Securities Purchase Agreement, Park adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury owns any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant. These standards generally apply to Park’s executive officers. ARRA retroactively amends the executive compensation and corporate governance provisions applicable to participants in the CPP. On June 15, 2009, the U.S. Treasury established executive compensation and corporate governance standards applicable to TARP recipients, including Park, and their subsidiaries by publishing an interim final rule under 31 C.F.R. Part 30. On December 7, 2009, the U.S. Treasury published technical amendments to the interim final rule (collectively, the interim final rule published on June 15, 2009 and the amendments published on December 7, 2009 are referred to as the “Interim Final Rule”). The executive compensation and corporate governance standards established under ARRA and the Interim Final Rule remain in effect during the period in which any obligation arising from financial assistance provided under TARP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase Common Shares of Park. ARRA and the Interim Final Rule impose limitations on Park’s executive compensation practices. Please see the discussion of the standards for executive compensation and corporate governance under EESA, ARRA and the Interim Final Rule in the section captioned “Supervision and Regulation of Park and its Subsidiaries – Capital Purchase Program” below. ARRA and the Interim Final Rule also require that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” and post this policy on its Internet Website. Such policy was adopted on September 4, 2009 and posted on Park’s Website.

2010 Registered Direct Public Offering

On December 7, 2010, Park entered into a letter agreement with Rodman & Renshaw, LLC (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as exclusive placement agent on a “reasonable best efforts” basis in connection with the sale of 71,984 Common Shares together with Series A Warrants and Series B Warrants (the Series A Warrants and the Series B Warrants are collectively referred to as the “RDPO Warrants”) in the Registered Direct Public Offering described below. Park agreed in the letter agreement to pay the Placement Agent an aggregate fee equal to 3% of the gross proceeds from the sale of the Common Shares and RDPO Warrants in the Registered Direct Public Offering, plus 3% of the aggregate gross proceeds Park receives, if any, from the exercise of the RDPO Warrants. Park also agreed to provide the Placement Agent with a non-accountable expense allowance equal to 1% of the aggregate gross proceeds raised by Park in the Registered Direct Public Offering, up to a maximum of $40,000.

On December 8, 2010, Park entered into Securities Purchase Agreements with certain institutional investors, pursuant to which Park agreed to sell, in a registered direct public offering, (i) an aggregate of 71,984 Common Shares, (ii) Series A Common Share Warrants, which are exercisable on or prior to the close of business on June 10, 2011, to purchase up to an aggregate of 35,992 Common Shares (the “Series A Warrants”), and (iii) Series B Common Share Warrants, which are exercisable on or prior to the close of business on December 10, 2011, to purchase up to an aggregate of 35,992 Common Shares (the “Series B Warrants”) for total gross proceeds of approximately $5.0 million (the “Registered Direct Public Offering”).  The aggregate compensation paid to the Placement Agent was $190,000. The aggregate net proceeds to Park from the Registered Direct Public Offering were approximately $4.8 million, after deducting compensation to the Placement Agent and legal and accounting fees.

The purchase price for each Common Share together with one-half of a Series A Warrant and one-half of a Series B Warrant was $69.46 (the “Per Share Purchase Price”), which was the closing price of Park’s Common Shares on December 2, 2010. Each RDPO Warrant entitles the investor to purchase one Common Share at $76.41, or 110% of the Per Share Purchase Price, subject to anti-dilution provisions that require adjustment to reflect stock dividends and splits, pro-rata distributions, certain cash dividends and certain fundamental transactions.

Park will use the net proceeds from the Registered Direct Public Offering for general corporate purposes and to help position Park to (i) redeem a portion or all of the Series A Preferred Shares and (ii) repurchase the Warrant, if and when applicable circumstances indicate that such redemption and repurchase are permitted and appropriate. When property values and problem asset ratios stabilize, Park intends to seek permission to redeem the Series A Preferred Shares and repurchase the Warrant and to cease participation in the CPP.

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

•	trust and wealth management services;

•	cash management services;

•	safe deposit operations;

•	electronic funds transfers;

•	online Internet banking with bill pay service and mobile banking; and

•	a variety of additional banking-related services tailored to the needs of individual customers.

Park believes that the deposit mix of its subsidiary banks is such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of either subsidiary bank (or their respective divisions) would not have a materially adverse effect on the business of that subsidiary bank (or division) or Park.

Guardian Finance also provides consumer finance services.

Lending Activities

Park’s subsidiary banks deal with consumers as well as with a wide cross-section of businesses and corporations located primarily in (i) the 28 Ohio counties and one Kentucky county served by the  financial service offices of Park National Bank and (ii) the five Florida counties and one Alabama county serviced by the financial services offices of Vision Bank. Relatively few loans are made to borrowers outside these counties. Each subsidiary bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain acceptable loan quality. Each subsidiary bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, and installment loans. Each subsidiary bank also generates fixed rate residential real estate loans which are typically sold into the secondary market.

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

Commercial Loans

At December 31, 2010, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,967 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 41.5% of their total aggregate loan portfolio as of that date. Of this amount, approximately $737 million represented commercial, financial and agricultural loans, $1,227 million represented commercial real estate loans and $3 million represented commercial leases. Vision Bank had approximately $226 million in commercial loans outstanding at December 31, 2010, representing approximately 35% of Vision Bank’s aggregate loan portfolio at that date. Of this amount, approximately $66 million represented commercial, financial and agricultural loans and approximately $160 million represented commercial real estate loans.

Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 7 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 35, and is incorporated herein by reference.

The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the five Florida counties and one Alabama county where Vision Bank operates. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.

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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Each subsidiary bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for each subsidiary bank’s portfolio generally have a variable interest rate. For more information, please see Table 7 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW” on page 35, which is incorporated herein by reference.

The regulatory limit for loans made to one borrower by Park National Bank was $77.1 million at December 31, 2010. Vision Bank’s regulatory limits for loans made to one borrower were $28.6 million for a secured loan or $17.2 million for an unsecured loan, at December 31, 2010. Participations in a loan by one or both of Park’s subsidiary banks in an amount larger than $20.0 million are generally sold to third-party banks or financial institutions based on an internal Park loan policy. While Park National Bank has a loan limit of $77.1 million, total indebtedness of the largest single borrower within the commercial portfolio was $24.1 million at December 31, 2010.

Park has a loan review program which annually evaluates substantially all (generally, about 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off. A work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 56 of Park’s 2010 Annual Report, and is incorporated herein by reference.

Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 15 and 16 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 40 and 41, and is incorporated herein by reference.

Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2010, Scope Aircraft Finance had outstanding approximately $150.4 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).

Consumer Loans

At December 31, 2010, Park’s subsidiary banks, together with Guardian Finance, had outstanding consumer loans (including automobile leases and home-equity-based credit cards) in an aggregate amount of approximately $667 million, constituting approximately 14% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements located on page 56 of Park’s 2010 Annual Report, and is incorporated herein by reference. Each subsidiary bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offer home-equity-based credit card accounts through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 15 and 16 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 40 and 41, and is incorporated herein by reference.

Residential Real Estate and Construction Loans

At December 31, 2010, Park’s subsidiary banks had outstanding approximately $2,099 million in construction real estate and residential real estate, representing approximately 44.3% of total loans outstanding. Of the $2,099 million, approximately $1,692 million was included within the residential real estate loan segment, which included $465 million of commercial loans, $907 million of mortgage loans, $260 million home equity lines of credit and $60 million of installment loans. The remaining $407 million was included within the construction real estate loan segment, which included $328 million of commercial land and development (“CL&D”) loans and $79 million of 1-4 family residential construction loans. The market area for real estate lending by the subsidiary banks is concentrated in (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. Park had approximately $22.5 million of net charge-offs resulting from construction loans ($123,000 related to 1-4 family residential construction loans and $22.4 million related to CL&D loans) during the year ended December 31, 2010. Vision Bank accounted for approximately $19.2 million ($85,000 related to 1-4 family residential construction loans and $19.1 million related to CL&D loans), or 86%, of this total. At December 31, 2010, Vision Bank had approximately $185 million outstanding in construction loans ($14 million of 1-4 family residential construction loans and $171 million of CL&D loans), or 45% of Park’s consolidated total at the end of 2010. In addition to construction loans, Vision Bank had approximately $39 million of home equity lines of credit.

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

Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 15 and 16 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 40 and 41, and is incorporated herein by reference.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 7 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 35, and is incorporated herein by reference.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Vision Bank continues to experience high levels of loan losses on CL&D loans. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 15 and 16 included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 40 and 41, and is incorporated herein by reference.

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

Employees

As of December 31, 2010, Park and its subsidiaries had 1,969 full-time equivalent employees.

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

Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE Amex under the trading symbol “PRK,” which subjects Park to the provisions of the NYSE Amex Company Guide for listed companies. As a result of Park’s participation in the U.S. Treasury’s CPP, Park is also subject to the regulatory authority granted to the U.S. Treasury and the Special Inspector General for the Troubled Asset Relief Program under EESA and ARRA, as discussed below under the caption “Capital Purchase Program.”

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

The minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance sheet items such as standby letters of credit) is 8%. At least half of the minimum total risk-based capital ratio (4%) must be composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets, including the unrealized net gains and losses, after applicable taxes, on available-for-sale securities carried at fair value (commonly known as “Tier 1” risk-based capital). The remainder of total risk-based capital (commonly known as “Tier 2” risk-based capital) may consist of certain types and amounts of each of hybrid capital instruments, mandatory convertible debt, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan losses and net unrealized gains on available-for-sale equity securities.

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

In order to be “well-capitalized,” a bank or bank holding company must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank or bank holding company must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks as well as Park meet the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements located on page 74 of Park’s 2010 Annual Report, which is incorporated herein by reference.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new, more risk-sensitive capital adequacy framework (Basel II) for large, internationally active banking organizations. In December 2007, the federal banking agencies issued final rules making the implementation of certain parts of Basel II mandatory for any bank that has consolidated total assets of at least $250 billion (excluding certain assets) or has consolidated on-balance sheet foreign exposure of at least $10 billion, and making it voluntary for other banks. In December 2010, the federal banking agencies issued a notice of proposed rulemaking that would amend the Basel II framework to be consistent with certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The agencies also proposed rules implementing changes approved by the Basel Committee.

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

At December 31, 2010, approximately $52.8 million of the total stockholders’ equity of Park National Bank was available for payment to Park without the approval of the applicable regulatory authorities. See Note 17 of the Notes to Consolidated Financial Statements located on page 71 of Park’s 2010 Annual Report.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by bank holding companies. The policy statement provides that, as a matter of prudent banking, a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. In addition, the agreement pursuant to which the Series A Preferred Shares and the Warrant were sold by Park as part of the CPP under TARP requires regulatory approval for the payment of dividends on the Common Shares in excess of $0.94 per share per quarter, which is the amount of the last quarterly cash dividend declared by Park. For more information regarding our participation in the CPP, see the discussion above under the caption “Recent Developments – Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program”.

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

The Note Purchase Agreement entered into by Park on December 23, 2009 (the “Note Purchase Agreement”) governs the 10% Subordinated Notes due December 23, 2019 issued by Park in December 2009. If an event of default has occurred under the Note Purchase Agreement and is continuing, Park’s ability to declare or pay dividends on any of its capital stock will be restricted.

The dividend rights of holders of Park Common Shares are also qualified and subject to the dividend rights of holders of Series A Preferred Shares described above under the caption “Recent Developments – Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” and below under the caption “Capital Purchase Program.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and regulations, and the effects they will have on Park will not be known for months and even years.

Some of the provisions of the Dodd-Frank Act will affect only institutions with different charters than Park’s or institutions that engage in activities in which Park does not engage. The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on Park’s business:

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded and change the assessment base from deposits to average assets minus average tangible equity; and

•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. While the ultimate effect of the Dodd-Frank Act on Park cannot yet be determined, the law is likely to increase compliance costs and fees paid to regulators, along with possible restrictions on the operations of Park and its subsidiaries.

Capital Purchase Program

In response to the financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 creating TARP. As part of TARP, the U.S. Treasury established the CPP to provide up to $250 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. In connection with EESA, there have been numerous actions by the Federal Reserve Board, the United States Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA or otherwise that affect Park.

ARRA was signed into law on February 17, 2009. ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all recipients of funds under the CPP, including Park, as long as any obligation arising from the financial assistance provided to the recipient under the CPP remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant. ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the CPP without penalty, delay or the need to raise additional replacement capital.

As discussed in more detail above under the caption “Recent Developments – Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program,” Park elected to participate in the CPP. Pursuant to the CPP, on December 23, 2008, the U.S. Treasury purchased 100,000 Series A Preferred Shares from Park, as well as the Warrant to purchase 227,376 Common Shares of Park. As part of participation in the CPP, Park agreed to various requirements and restrictions imposed on all participants in the CPP. Among the terms of participation was a provision that the U.S. Treasury could change the terms of participation at any time.

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

•
As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Park will not be permitted to declare or pay dividends on any Common Shares (other than dividends payable solely in Common Shares), any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Park be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.

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

•
As a recipient of government funding under the CPP, Park, together with its subsidiaries, must comply with the executive compensation and corporate governance standards established by the U.S. Treasury under ARRA for so long as the U.S. Treasury holds any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). On June 15, 2009, the U.S. Treasury published executive compensation and corporate governance standards, which were amended effective December 7, 2009, applicable to TARP recipients, including Park, and their subsidiaries.  ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Park and its subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and its subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of Park’s reported earnings to enhance the compensation of any of our employees; (vi) prohibiting Park and its subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and its subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and its subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of our five most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and is posted on Park’s Internet Web site. Park must also permit in its proxy statements for annual meetings of shareholders a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC.

The U.S. Treasury has certain supervisory and oversight duties and responsibilities under EESA, the CPP and ARRA. Also, the Special Inspector General for the Troubled Asset Relief Program (“SIGTARP”), which position was established pursuant to Section 121 of EESA, has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under TARP and the CPP, including the Series A Preferred Shares purchased from Park.

Statistical Disclosure

The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 47 and in Note 1 of the Notes to Consolidated Financial Statements located on pages 56 through 61 of Park’s 2010 Annual Report, Note 4 of the Notes to Consolidated Financial Statements located on pages 61 through 63 of Park’s 2010 Annual Report, Note 5 of the Notes to Consolidated Financial Statements located on pages 63 through 65 of Park’s 2010 Annual Report, Note 8 of the Notes to Consolidated Financial Statements located on page 66 of Park’s 2010 Annual Report and Note 9 of the Notes to Consolidated Financial Statements located on pages 66 and 67 of Park’s 2010 Annual Report. This statistical disclosure is incorporated herein by reference.

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

Park continues to monitor developments related to the oil spill in the Gulf of Mexico, including the extent of the potential effects on our customers and the areas in which they operate. Park and Vision Bank management are working very closely with those borrowers who could potentially be impacted by the oil spill and assisting them through the claims process. Many of Vision Bank’s loan customers that were negatively impacted by the oil spill have filed claims with BP and have received reimbursement for these claims in the last few months. However, management remains unsure how many loan customers, if any, will not receive reimbursement for the claims that they have filed with BP. The future effects of the oil spill could possibly impact Park and our earnings, but until more is known about the impact on our borrowers, we are unable to determine whether there will be any negative impact on their ability to repay contractual principal and interest.

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

We continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. Vision Bank experienced $36.6 million in net loan charge-offs in 2010, or an annualized 5.48% of average loans. Vision Bank’s net loan charge-offs in 2009 were $28.9 million, or an annualized 4.18% of average loans. The loan loss provision for Vision Bank was $39.2 million in 2010 and $44.4 million for 2009. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $292.9 million or 6.2% of total loans at December 31, 2010 and $248.5 million or 5.4% of total loans at December 31, 2009. At December 31, 2010, Vision Bank had non-performing loans of $171.8 million or 26.8% of total loans, compared to $159.6 million or 23.6% of total loans at December 31, 2009. While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future. Vision Bank had net losses of $29.3 million in 2010 and $30.1 million in 2009. Park contributed $52.0 million to the capital of Vision Bank in 2010 and $37.0 million in 2009. Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%. It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares.

The Dodd-Frank Act was signed into law on July 21, 2010 and although it became generally effective in July, many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require multiple studies to be conducted over the next one to two years. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts. The levels of capital and liquidity with which Park and our subsidiaries must operate may be subject to more stringent capital requirements. Park may be subjected to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance premiums to the FDIC. Revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it establishes regulation standards on the amount of interchange fees that can be charged to merchants for electronic debit card transactions. The Federal Reserve has proposed two alternative fee standards and rules prohibiting network exclusivity arrangements and routing restrictions, although these standards would not apply to any company that, together with its affiliates, has assets of less than $10 billion, including Park. Park may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which was given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act may place large additional costs on Park, impede its growth opportunities and place it at a competitive disadvantage.

In addition, effective July 2011, the Dodd-Frank Act eliminates the federal law prohibition on the payment of interest on commercial demand deposit accounts. Depending on competitive responses, this change to a long-standing law could have a material adverse effect on Park.

Deposit insurance premiums assessed on Park may increase and have a negative effect on Park's results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures have increased during the last few years and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant marketwide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio and in markets served through Vision Bank operations in Alabama and Florida and our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio and, more dramatically, Gulf Coast communities have been negatively impacted by the ongoing economic crisis. Additional adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our other real estate owned portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Because of our participation in the Capital Purchase Program, we are subject to several restrictions, including restrictions on our ability to declare or pay dividends and repurchase our Common Shares and restrictions on compensation paid to our executive officers and certain other most highly-compensated employees.

We participate in the CPP. For more information regarding our participation in the CPP, see the discussion under the caption “Recent Developments – Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” in “Item 1 – Business” of Part I of this Annual Report on Form 10-K.

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

As a recipient of government funding under the CPP, we, together with our subsidiaries, must comply with the executive compensation and corporate governance standards imposed by ARRA and the standards established by the Secretary of the Treasury under ARRA (including the Interim Final Rule)  for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Park and our subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and our subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of our employees; (vi) prohibiting Park and our subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and our subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and our subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of our five most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009 and is posted on Park’s Internet Web site.

Restrictions on compensation may make it more difficult for us to hire or retain personnel, which might adversely affect our financial condition or results of operations.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 23 in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW” on page 43, is incorporated herein by reference.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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

If we are unable to redeem our Series A Preferred Shares prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on our liquidity and cash flows.

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

The accounting standard setters, including the Financial Accounting Standards Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

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

Payment of dividends could also be subject to regulatory limitations if Park’s banking subsidiaries became “under-capitalized” for purposes of the applicable “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2009 and 2010, Park’s banking subsidiaries were in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.

Park National Bank

As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 124 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and two operations centers in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati (two offices), Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (five offices), Arcanum (two offices) and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (eight offices) in Fairfield County;

•	a financial service office in Jeffersonville in Fayette County;

•	financial service offices in Reynoldsburg, Canal Winchester, Columbus, Gahanna and Worthington in Franklin County;

•	financial service offices in Jamestown and Xenia (two offices) in Greene County;

•	a financial service office in Anderson in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	financial service offices in Millersburg (two offices) in Holmes County;

•	financial service offices (three offices) and an operations center in Mount Vernon, Centerburg, Danville and Fredericktown in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg (two offices) and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;

•	a financial service office in Fort Recovery in Mercer County;

•	financial service offices (three offices) and an operations center in Piqua, Tipp City and Troy (two offices) in Miami County;

•	financial service offices in Mount Gilead (two offices) in Morrow County;

•	financial service offices (seven offices) and an operations center in Zanesville, New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.

Park National Bank also has one financial service office in Florence (Boone County), Kentucky.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Division. The financial service offices in Canal Winchester in Franklin County, Reynoldsburg in Licking County and Fairfield County comprise the Fairfield National Division. The financial service offices in Ashland County comprise the Farmers & Savings Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Division. The financial service offices in Butler, Clermont, Hamilton and Warren Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Trust Division. The financial service offices in Darke and Mercer Counties comprise the Second National Division. The financial service offices in Champaign, Clark, Fayette, Greene and Madison Counties comprise the Security National Division. The financial service offices in Crawford and Marion Counties comprise the United Bank Division. The financial service offices in Miami County comprise the Unity National Division. Of the financial service offices described above, 33 are leased and the remainder are owned. Park National Bank also operates 33 off-site automated teller machines.

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

Vision Bank

As of the date of this Annual Report on Form 10-K, Vision Bank has a total of 17 financial service offices. Vision Bank has nine financial service offices in Florida, including:

•	its main office in Panama City and two financial service offices in Panama City Beach in Bay County;

•	financial service offices in Port St. Joe, Port St. Joe Beach and Wewahitchka in Gulf County;

•	a financial service office in Destin in Okaloosa County;

•	a financial service office in Navarre in Santa Rosa County; and

•	a financial service office in Santa Rosa Beach in Walton County.

Vision Bank has eight financial service offices in Alabama, one each in Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale in Baldwin County and one messenger office in Gulf Shores in Baldwin County, Alabama. Of Vision Bank’s 17 financial service offices, 9 are leased and the remainder are owned. Vision Bank also operates five off-site automatic teller machines.

ITEM 3.             LEGAL PROCEEDINGS.

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiary banks are parties incidental to their respective banking businesses. Park considers none of those proceedings to be material.

ITEM 4.             [RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 28 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 47.

No purchases of Park’s Common Shares were made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2010. The following table provides information concerning changes in the maximum number of Common Shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 through October 31, 2010	–	–	–	903,264

November 1 through November 30, 2010	–	–	–	903,264

December 1 through December 31, 2010	–	–	–	1,047,232

Total	–	–	–	1,047,232

(1)
The number shown represents, as of the end of each period, the maximum aggregate number of Common Shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as well as Park’s publicly announced stock repurchase program.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 Common Shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the Common Shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During 2010, Park did not purchase any Common Shares to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2010, incentive stock options covering 78,075 Common Shares were outstanding and 1,421,925 Common Shares were available for future grants under the 2005 Plan.

With 452,768 Common Shares held as treasury shares for purposes of the 2005 Plan at December 31, 2010, an additional 1,047,232 Common Shares remained authorized for repurchase for purposes of funding the 2005 Plan.

ITEM 6.             SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 25 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 46.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on pages 30 through 47.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 9 and Table 23 included in the section of  Park’s 2010 Annual Report captioned “FINANCIAL REVIEW” on pages 37 and 43, respectively, Park’s tax equivalent net interest margin has remained fairly stable over each of the three fiscal years ended December 31, 2010, 2009 and 2008. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 4.26%, 4.22% and 4.16% for each of the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As noted in Note 21 of the Notes to Consolidated Financial Statements under the caption “Fair Values” on pages 72 through 74 of Park’s 2010 Annual Report, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25,000,000 issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW – SOURCE OF FUNDS – Subordinated Debentures/Notes” on page 34, and in Note 19 of the Notes to Consolidated Financial Statements located on pages 71 and 72 of Park’s 2010 Annual Report and Note 21 of the Notes to Consolidated Financial Statements located on pages 72 through 74 of Park’s 2010 Annual Report is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management,” on pages 43 and 44, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included on pages 44 and 45 of Park’s 2010 Annual Report under the caption “FINANCIAL REVIEW – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included on page 71 of Park’s 2010 Annual Report, is incorporated herein by reference.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2010 and 2009, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2010, 2009 and 2008, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) appearing on pages 49 through 77 of Park’s 2010 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 26 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 46, is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” on page 48 of Park’s 2010 Annual Report is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” on page 49 of Park’s 2010 Annual Report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION.

No response required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 18, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1 – ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2011 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2011 Proxy Statement”).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2011 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2011 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2011 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on April 19, 2010.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS – Committees of the Board – Audit Committee” in Park’s 2011 Proxy Statement.

ITEM 11.             EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2011 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2011 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2011 Proxy Statement.

Equity Compensation Plan Information

Park has two compensation plans under which Common Shares of Park are authorized for issuance to directors, officers or employees of Park and Park’s subsidiaries in exchange for consideration in the form of goods or services – the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) and the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors’ Stock Plan”). In addition, Park maintains the Park National Corporation Employees Stock Ownership Plan (the “Park KSOP”), which is intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code of 1986, as amended. The 2005 Plan and the Directors’ Stock Plan have been approved by Park’s shareholders.

The following table shows the number of Common Shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 2005 Plan outstanding at December 31, 2010, the weighted-average exercise price of those ISOs and the number of Common Shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2010, excluding Common Shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan. The table does not include Common Shares subject to outstanding options granted under the Assumed Security Plans. Footnote (2) to the table sets forth the total number of Common Shares issuable upon exercise of options granted under the Assumed Security Plans which were outstanding at December 31, 2010, and the weighted-average exercise price of those options. Park cannot grant additional options under the Assumed Security Plans.

Plan category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding Common Shares reflected in column (a)) (c)

Equity compensation plans approved by shareholders	78,075	$74.96	1,475,305	(1)

Total	78,075	$74.96	1,475,305	(1)

(1)	Includes 1,421,925 Common Shares remaining available for future issuance under the 2005 Plan and 53,380 Common Shares remaining available for future issuance under the Directors’ Stock Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Party Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2011 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2011 Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)          Financial Statements.

The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park’s 2010 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) — Incorporated by reference from page 49 of Park’s 2010 Annual Report

Consolidated Balance Sheets at December 31, 2010 and 2009 — Incorporated by reference from pages 50 and 51 of Park’s 2010 Annual Report

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 — Incorporated by reference from pages 52 and 53 of Park’s 2010 Annual Report

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008 — Incorporated by reference from page 54 of Park’s 2010 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 — Incorporated by reference from page 55 of Park’s 2010 Annual Report

Notes to Consolidated Financial Statements — Incorporated by reference from pages 56 through 77 of Park’s 2010 Annual Report

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

4.10
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

4.11	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2(b)†
Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3(a)†
Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

10.3(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4†
Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5†
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

10.6†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.7†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.9†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10†
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

10.12(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.13†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15(a)†
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16	Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18	Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19	Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

10.20
Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

10.21	Letter Agreement, dated December 7, 2010, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.22	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)

12	Computation of ratios (filed herewith)

13	2010 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 19, 2010 and updated July 20, 2010 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (filed herewith)

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (filed herewith)

101
The following materials from Park National Corporation’s 2010 Annual Report and incorporated by reference therefrom into Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith)*

*
Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

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

PARK NATIONAL CORPORATION

Date: February 28, 2011	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2011.

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

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 28th day of February, 2011.

By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

PARK NATIONAL CORPORATION

Annual Report on Form 10-K for the

Fiscal Year Ended December 31, 2010

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

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

4.10
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

4.11	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2(b)†
Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3(a)†
Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

10.3(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4†
Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5†
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

10.6†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.7†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.9†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10†
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

10.12(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.13†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15(a)†
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16	Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18	Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19	Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

10.20
Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

10.21	Letter Agreement, dated December 7, 2010, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.22	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)

12	Computation of ratios (filed herewith)

13	2010 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 19, 2010 and updated July 20, 2010 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (filed herewith)

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (filed herewith)

101
The following materials from Park National Corporation’s 2010 Annual Report and incorporated by reference therefrom into Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith)*

*
Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

†	Management contract or compensatory plan or arrangement.