Form 10-Q
period 2011-03-31
PARK NATIONAL CORP /OH/
filed 2011-05-04
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

15,398,919 Common shares, no par value per share, outstanding at May 2, 2011.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010

Assets:
Cash and due from banks	$111,472	$109,058
Money market instruments	22,775	24,722
Cash and cash equivalents	134,247	133,780
Investment securities
Securities available-for-sale, at fair value (amortized cost of $1,349,431 and $1,274,258 at March 31, 2011 and December 31, 2010)	1,362,893	1,297,522
Securities held-to-maturity, at amortized cost (fair value of $625,334 and $686,114 at March 31, 2011 and December 31, 2010)	614,064	673,570
Other investment securities	68,699	68,699
Total investment securities	2,045,656	2,039,791

Loans	4,750,975	4,732,685
Allowance for loan losses	(126,859)	(121,397)
Net loans	4,624,116	4,611,288

Bank owned life insurance	150,683	146,450
Goodwill and other intangible assets	77,708	78,377
Bank premises and equipment, net	69,673	69,567
Other real estate owned	47,133	44,325
Accrued interest receivable	25,083	24,137
Mortgage loan servicing rights	10,365	10,488
Other	153,739	140,174

Total assets	$7,338,403	$7,298,377

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$955,005	$937,719
Interest bearing	4,359,673	4,157,701
Total deposits	5,314,678	5,095,420

Short-term borrowings	316,719	663,669
Long-term debt	786,709	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	6,255	6,123
Other	93,554	75,358
Total liabilities	6,593,165	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,504	97,290
Common stock (No par value; 20,000,000 shares authorized; 16,151,052 shares issued at March 31, 2011 and 16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,473	4,473
Retained earnings	427,897	422,458
Treasury stock (752,129 shares at March 31, 2011 and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(8,106)	(1,868)
Total stockholders' equity	745,238	745,824

Total liabilities and stockholders' equity	$7,338,403	$7,298,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Interest and dividend income:

Interest and fees on loans	$65,454	$66,441

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	19,053	20,475
Obligations of states and political subdivisions	149	217

Other interest income	6	69
Total interest and dividend income	84,662	87,202

Interest expense:

Interest on deposits:
Demand and savings deposits	991	1,775
Time deposits	6,734	10,650

Interest on borrowings:
Short-term borrowings	267	344
Long-term debt	7,357	7,053

Total interest expense	15,349	19,822

Net interest income	69,313	67,380

Provision for loan losses	13,500	16,550

Net interest income after provision for loan losses	55,813	50,830

Other income:
Income from fiduciary activities	3,722	3,422
Service charges on deposit accounts	4,245	4,746
Other service income	2,301	2,982
Checkcard fee income	2,976	2,444
Bank owned life insurance income	1,229	1,216
ATM fees	654	765
OREO devaluations	(4,394)	(1,145)
Other	2,438	2,280
Total other income	13,171	16,710

Gain on sale of securities	6,635	8,304

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010

Other expense:
Salaries and employee benefits	$25,064	$25,171
Occupancy expense	3,000	3,117
Furniture and equipment expense	2,657	2,632
Data processing fees	1,253	1,593
Professional fees and services	4,874	4,856
Amortization of intangibles	669	936
Marketing	623	902
Insurance	2,269	2,198
Communication	1,556	1,769
State taxes	457	845
Other expense	3,924	3,871
Total other expense	46,346	47,890

Income before income taxes	29,273	27,954

Income taxes	7,895	7,175

Net income	$21,378	$20,779

Preferred stock dividends and accretion	1,464	1,452

Net income available to common shareholders	$19,914	$19,327

Per Common Share:

Net income available to common shareholders
Basic	$1.29	$1.30
Diluted	$1.29	$1.30

Weighted average common shares outstanding
Basic	15,398,930	14,882,774
Diluted	15,403,420	14,882,774

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income/(Loss)	Income

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			20,779			$20,779
Other comprehensive income, net of tax:
Unrealized net holding loss on cash flow hedge, net of income taxes of $(60)					(111)	(111)
Unrealized net holding loss on securities available-for-sale, net of income taxes of $(966)					(1,793)	(1,793)
Total comprehensive income						$18,875
Cash dividends on common stock at $0.94 per share			(13,990)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	202		(202)
Preferred stock dividends			(1,250)
Balance at March 31, 2010	$96,685	$306,568	$429,209	$(125,321)	$13,757

Balance at December 31, 2010	$97,290	$305,677	$422,458	$(77,733)	$(1,868)
Net Income			21,378			$21,378
Other comprehensive loss, net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $71					133	133
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(3,431)					(6,371)	(6,371)
Total comprehensive income						$15,140
Cash dividends on common stock at $0.94 per share			(14,475)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	214		(214)
Preferred stock dividends			(1,250)
Balance at March 31, 2011	$97,504	$305,676	$427,897	$(77,733)	$(8,106)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net income	$21,378	$20,779

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,784	2,205
Provision for loan losses	13,500	16,550
Other-than-temporary impairment on investment securities	-	-
Amortization of core deposit intangibles	669	936
Realized net investment security gains	(6,635)	(8,304)
OREO devaluations	4,394	1,145

Changes in assets and liabilities:
(Increase) in other assets	(21,217)	(10,678)
(Decrease) in other liabilities	(6,539)	(4,079)

Net cash provided by operating activities	$8,334	$18,554

Investing activities:

Proceeds from sales of available-for-sale securities	$113,105	$284,031
Proceeds from maturity of:
Available-for-sale securities	75,071	269,462
Held-to-maturity securities	59,506	22,478
Purchases of:
Available-for-sale securities	(231,714)	(533,677)
Held-to-maturity securities	-	(2,205)
Net (increase) decrease in loans	(25,403)	30,349
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(1,990)	(1,862)

Net cash (used in) provided by investing activities	$(14,425)	$64,014

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010

Financing activities:

Net increase in deposits	$219,258	$80,806
Net (decrease) in short-term borrowings	(346,950)	(57,144)
Proceeds from issuance of long-term debt	150,000	-
Repayment of long-term debt	(24)	(20)
Cash payment for fractional shares in dividend reinvestment plan	(1)	(1)
Cash dividends paid on common and preferred stock	(15,725)	(15,240)

Net cash provided by financing activities	$6,558	$8,401

Increase in cash and cash equivalents	467	90,969

Cash and cash equivalents at beginning of year	133,780	159,091

Cash and cash equivalents at end of period	$134,247	$250,060

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$15,217	$20,494

Income taxes	$-	$-

Non cash activities:
Securities acquired through payable	$25,000	$112,450

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2011.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2010 from Park’s 2010 Annual Report to Shareholders (“2010 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2010 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.  Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses.  This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”.  Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period.  New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010.  The adoption of the new guidance impacted interim and annual disclosures included in the Company’s consolidated financial statements.

No. 2011-01 - Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2001-20:   In January 2011, FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

No. 2011-02 – Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring:  In April 2011, FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.   Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which was deferred by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption.  Disclosures requirements will be effective for the first interim and annual period beginning on or after June 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first three months of 2011.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2010	$72,334	$6,043	$78,377
Amortization	-	669	669
March 31, 2011	$72,334	$5,374	$77,708

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $669,000 for the second, third and fourth quarters of 2011.

Core deposit intangibles amortization expense is projected to be as follows for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2011	$2,007
2012	2,677
2013	690
Total	$5,374

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011			December 31, 2010
	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
(In thousands)
Commercial, financial and agricultural *	$727,993	$2,967	$730,960	$737,902	$2,886	$740,788
Commercial real estate *	1,254,636	4,956	1,259,592	1,226,616	4,804	1,231,420
Construction real estate:
Vision commercial land and development *	161,140	290	161,430	171,334	282	171,616
Remaining commercial	191,770	637	192,407	195,693	622	196,315
Mortgage	21,685	74	21,759	26,326	95	26,421
Installment	14,738	63	14,801	13,127	54	13,181
Residential real estate
Commercial	463,308	1,445	464,753	464,903	1,403	466,306
Mortgage	944,309	2,955	947,264	906,648	2,789	909,437
HELOC	256,329	959	257,288	260,463	1,014	261,477
Installment	56,108	223	56,331	60,195	255	60,450
Consumer	656,618	2,887	659,505	666,871	3,245	670,116
Leases	2,341	44	2,385	2,607	56	2,663
Total loans	$4,750,975	$17,500	$4,768,475	$4,732,685	$17,505	$4,750,190
* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision commercial land and development loans are an immaterial amount of consumer loans that are not broken out by class.

The following tables present the recorded investment in nonaccrual, restructured, and loans past due 90 days or more and still accruing by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
(In thousands)	Nonaccrual Loans	Restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,464	$-	$-	$19,464
Commercial real estate	53,259	-	-	53,259
Construction real estate:
Vision commercial land and development	82,799	-	-	82,799
Remaining commercial	26,126	-	-	26,126
Mortgage	61	-	-	61
Installment	413	-	-	413
Residential real estate
Commercial	58,123	-	-	58,123
Mortgage	32,927	260	1,526	34,713
HELOC	1,944	-	-	1,944
Installment	1,581	-	86	1,667
Consumer	2,122	-	665	2,787
Leases	-	-	-	-
Total loans	$278,819	$260	$2,277	$281,356

	December 31, 2010
(In thousands)	Nonaccrual Loans	Restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,276	$-	$-	$19,276
Commercial real estate	57,941	-	20	57,961
Construction real estate:
Vision commercial land and development	87,424	-	-	87,424
Remaining commercial	27,080	-	-	27,080
Mortgage	354	-	-	354
Installment	417	-	13	430
Residential real estate
Commercial	60,227	-	-	60,227
Mortgage	32,479	-	2,175	34,654
HELOC	964	-	149	1,113
Installment	1,195	-	277	1,472
Consumer	1,911	-	1,059	2,970
Leases	-	-	-	-
Total loans	$289,268	$-	$3,693	$292,961

The following table provides additional information regarding those nonaccrual loans that are individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(In thousands)	Nonaccrual Loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$19,464	$19,391	$73
Commercial real estate	53,259	53,259	-
Construction real estate:
Vision commercial land and development	82,799	82,060	739
Remaining commercial	26,126	26,126	-
Mortgage	61	-	61
Installment	413	-	413
Residential real estate:
Commercial	58,123	58,123	-
Mortgage	32,927	-	32,927
HELOC	1,944	-	1,944
Installment	1,581	-	1,581
Consumer	2,122	-	2,122
Leases	-	-	-
Total loans	$278,819	$238,959	$39,860

	December 31, 2010
(In thousands)	Nonaccrual Loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$19,276	$19,205	$71
Commercial real estate	57,941	57,930	11
Construction real estate:
Vision commercial land and development	87,424	86,491	933
Remaining commercial	27,080	27,080	—
Mortgage	354	—	354
Installment	417	—	417
Residential real estate:
Commercial	60,227	60,227	—
Mortgage	32,479	—	32,479
HELOC	964	—	964
Installment	1,195	—	1,195
Consumer	1,911	—	1,911
Leases	-	—	—
Total loans	$289,268	$250,933	$38,335

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Unpaid principal balance	Recorded Investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$7,226	$6,819	$-
Commercial real estate	22,864	17,653	-
Construction real estate:
Vision commercial land and development	11,632	9,333	-
Remaining commercial	13,118	12,251	-
Residential real estate:
Commercial	39,886	38,072	-

With an allowance recorded
Commercial, financial and agricultural	14,197	12,572	2,980
Commercial real estate	38,583	35,606	9,760
Construction real estate:
Vision commercial land and development	100,966	72,727	25,543
Remaining commercial	22,373	13,875	2,842
Residential real estate:
Commercial	23,510	20,051	6,162

Total	$294,355	$238,959	$47,287

	December 31, 2010
	Unpaid principal balance	Recorded Investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$9,347	$8,891	$-
Commercial real estate	24,052	19,697	-
Construction real estate:
Vision commercial land and development	23,021	20,162	-
Remaining commercial	15,192	14,630	-
Residential real estate:
Commercial	51,261	47,009	-

With an allowance recorded
Commercial, financial and agricultural	11,801	10,314	3,028
Commercial real estate	42,263	38,233	10,001
Construction real estate:
Vision commercial land and development	92,122	66,329	23,585
Remaining commercial	20,676	12,450	2,802
Residential real estate:
Commercial	14,799	13,218	4,043

Total	$304,534	$250,933	$43,459

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At March 31, 2011 and December 31, 2010, there were $10.6 million and $12.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $44.8 million and $41.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2011 and December 31, 2010, of $47.3 million and $43.5 million, respectively, related to loans with a recorded investment of $154.8 million and $140.5 million.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment for the three months ended March 31, 2011:

		Three months ended March 31, 2011
	Recorded investment as of March 31, 2011	Average recorded investment	Interest income recognized
(in thousands)
Commercial, financial and agricultural	$19,391	$19,515	$65
Commercial real estate	53,259	55,076	70
Construction real estate:
Vision commercial land and development	82,060	84,272	-
Remaining commercial	26,126	26,789	78
Residential real estate:
Commercial	58,123	59,465	139
Consumer	-	22	-

Total	$238,959	$245,139	$352

The following tables present the aging of the recorded investment in past due loans as of March 31, 2011 and December 31, 2010 by class of loans.

	March 31, 2011
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$4,573	$14,185	$18,758	$712,202	$730,960
Commercial real estate	7,187	49,324	56,511	1,203,081	1,259,592
Construction real estate:
Vision commercial land and development	4,077	72,679	76,756	84,674	161,430
Remaining commercial	47	18,312	18,359	174,048	192,407
Mortgage	47	61	108	21,651	21,759
Installment	354	386	740	14,061	14,801
Residential real estate
Commercial	3,814	25,576	29,390	435,363	464,753
Mortgage	15,076	22,782	37,858	909,406	947,264
HELOC	551	1,101	1,652	255,636	257,288
Installment	1,014	972	1,986	54,345	56,331
Consumer	7,489	2,117	9,606	649,899	659,505
Leases	5	-	5	2,380	2,385
Total loans	$44,234	$207,495	$251,729	$4,516,746	$4,768,475

* Includes $2.2 million of loans past due 90 days or more and accruing.

	December 31, 2010
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$2,247	$15,622	$17,869	$722,919	$740,788
Commercial real estate	9,521	53,269	62,790	1,168,630	1,231,420
Construction real estate:
Vision commercial land and development	2,406	65,130	67,536	104,080	171,616
Remaining commercial	141	19,687	19,828	176,487	196,315
Mortgage	479	148	627	25,794	26,421
Installment	235	399	634	12,547	13,181
Residential real estate
Commercial	3,281	26,845	30,126	436,180	466,306
Mortgage	17,460	24,422	41,882	867,555	909,437
HELOC	1,396	667	2,063	259,414	261,477
Installment	1,018	892	1,910	58,540	60,450
Consumer	11,204	2,465	13,669	656,447	670,116
Leases	5	-	5	2,658	2,663
Total loans	$49,393	$209,546	$258,939	$4,491,251	$4,750,190

* Includes $3.6 million of loans past due 90 days or more and accruing.

Management’s policy is to initially place all renegotiated loans (troubled debt restructurings) on nonaccrual status.  At March 31, 2011 and December 31, 2010, there were $81.1 million and $80.7 million, respectively, of troubled debt restructurings included in nonaccrual loan totals.  Many of these troubled debt restructurings are performing under the renegotiated terms.  At March 31, 2011 and December 31, 2010, $42.3 million and $50.3 million of the total troubled debt restructurings were included within current loans above.  Management will continue to review the renegotiated loans and may determine it appropriate to move certain of the loans back to accrual status in the future.  At March 31, 2011 and December 31, 2010, Park had commitments to lend $289,000 and $434,000, respectively, of additional funds to borrowers whose terms had been modified in a troubled debt restructuring.

Management utilizes past due information as a credit quality indicator across the loan portfolio.  The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) throughout the consumer loan segment.  The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8.  Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate.  A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss.  Commercial loans with grades of 1 to 4 (pass-rated) are considered to be of acceptable credit risk.  Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.  Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans.  Loans classified as substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Any commercial loan graded an 8 (loss) is completely charged-off.  The tables below present the recorded investment by loan grade at March 31, 2011 and December 31, 2010 for all commercial loans.

	March 31, 2011
(in thousands)	5 Rated	6 Rated	Nonaccrual	Pass Rated	Recorded Investment
Commercial, financial and agricultural:	$23,616	$11,122	$19,464	$676,758	$730,960

Commercial real estate:	72,684	23,943	53,259	1,109,706	1,259,592

Construction real estate:
Vision commercial land and development	13,394	7,399	82,799	57,838	161,430
Remaining commercial	15,147	39,159	26,126	111,975	192,407

Residential real estate:
Commercial	27,311	17,948	58,123	361,371	464,753

Leases	-	-	-	2,385	2,385

Total Commercial Loans	$152,152	$99,571	$239,771	$2,320,033	$2,811,527

	December 31, 2010
(in thousands)	5 Rated	6 Rated	Nonaccrual	Pass Rated	Recorded Investment
Commercial, financial and agricultural:	$26,322	$11,447	$19,276	$683,743	$740,788

Commercial real estate:	57,394	26,992	57,941	1,089,093	1,231,420

Construction real estate:
Vision commercial land and development	10,220	7,941	87,424	66,031	171,616
Remaining commercial	14,021	39,062	27,080	116,152	196,315

Residential real estate:
Commercial	29,206	18,117	60,227	358,756	466,306

Leases	-	-	-	2,663	2,663

Total Commercial Loans	$137,163	$103,559	$251,948	$2,316,438	$2,809,108

Note 5 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of Park’s 2010 Annual Report.

The activity in the allowance for loan losses for the three months ended March 31, 2011 and March 31, 2010 is summarized. As noted below, management included a reallocation of the beginning allowance for credit losses balance, which primarily impacted the commercial loan segments of the loan portfolio. At December 31, 2010, management’s allowance calculation was performed in the aggregate for all commercial loans and then allocated across each segment of the commercial loan portfolio on a pro rata basis. During the first quarter of 2011, management determined that it would be more appropriate to perform the allowance calculation at the segment level and has provided an adjusted beginning balance for the allowance for credit losses in the table below.

	Three months ended March 31, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance:	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397
Reallocation of allowance	(1,888)	(6,604)	5,759	2,948	(189)	(26)	-
Adjusted beginning balance:	11,696	21,911	51,953	28,793	7,039	5	121,397
Charge-offs	734	1,785	3,420	2,487	1,973	-	10,399
Recoveries	569	802	96	501	390	3	2,361
Net Charge-offs	165	983	3,324	1,986	1,583	(3)	8,038
Provision	260	1,646	5,043	4,746	1,809	(4)	13,500
Ending balance:	$11,791	$22,574	$53,672	$31,553	$7,265	$4	$126,859

The activity in the allowance for loan losses for the three months ended March 31, 2010 is summarized as follows:

(In thousands)	March 31, 2010
Allowance for credit losses:
Beginning balance:	$116,717
Charge-offs	15,578
Recoveries	1,985
Net Charge-offs	13,593
Provision	16,550
Ending balance:	$119,674

The composition of the allowance for loan losses at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$2,980	$9,760	$28,385	$6,162	$-	$-	$47,287
Collectively evaluated for impairment	8,811	12,814	25,287	25,391	7,265	4	79,572
Total ending allowance balance	$11,791	$22,574	$53,672	$31,553	$7,265	$4	$126,859

Loan Balance:
Loans individually evaluated for impairment	$19,391	$53,259	$108,186	$58,123	$-	$-	$238,959
Loans collectively evaluated for impairment	708,602	1,201,377	281,147	1,661,931	656,618	2,341	4,512,016
Total ending loan balance	$727,993	$1,254,636	$389,333	$1,720,054	$656,618	$2,341	$4,750,975

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.37%	18.33%	26.24%	10.60%	-	-	19.79%
Loans collectively evaluated for impairment	1.24%	1.07%	8.99%	1.53%	1.11%	0.17%	1.76%
Total ending loan balance	1.62%	1.80%	13.79%	1.83%	1.11%	0.17%	2.67%

Recorded Investment:
Loans individually evaluated for impairment	$19,391	$53,259	$108,186	$58,123	$-	$-	$238,959
Loans collectively evaluated for impairment	711,569	1,206,333	282,211	1,667,513	659,505	2,385	4,529,516
Total ending loan balance	$730,960	$1,259,592	$390,397	$1,725,636	$659,505	$2,385	$4,768,475

	December 31, 2010
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	10,556	18,514	19,807	21,802	7,228	31	77,938
Total ending allowance balance	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397

Reallocated allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	8,668	11,910	25,566	24,750	7,039	5	77,938
Total ending allowance balance	$11,696	$21,911	$51,953	$28,793	$7,039	$5	$121,397

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Reallocated allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	17.26%	23.23%	6.71%	-	-	17.32%
Loans collectively evaluated for impairment	1.21%	1.02%	8.73%	1.52%	1.06%	0.19%	1.74%
Total ending loan balance	1.59%	1.79%	12.78%	1.70%	1.06%	0.19%	2.57%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

Loans collectively evaluated for impairment above include all performing loans at March 31, 2011 and December 31, 2010, as well as nonperforming loans internally classified as consumer loans.  Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses.  Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2011 and December 31, 2010, which are evaluated for impairment in accordance with GAAP (see Note 1 of Park’s 2010 Annual Report).

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

(in thousands, except share and per share data)	Three months ended March 31,
	2011	2010
Numerator:
Income available to common shareholders	$19,914	$19,327
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,930	14,882,774
Effect of dilutive options and warrants	4,490	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,403,420	14,882,774
Earnings per common share:
Basic earnings per common share	$1.29	$1.30
Diluted earnings per common share	$1.29	$1.30

As of March 31, 2011 and 2010, options to purchase 75,895 and 254,120 common shares, respectively, were outstanding under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”). A warrant to purchase 227,376 common shares was outstanding at both March 31, 2011 and 2010 as a result of Park’s participation in the U.S. Treasury’s Capital Purchase Program (the “CPP”). Warrants to purchase an aggregate of 71,984 common shares were outstanding at March 31, 2011 as a result of the issuance of common stock and warrants on December 10, 2010.  In addition, warrants to purchase an aggregate of 500,000 common shares were outstanding at March 31, 2010 as a result of the issuance of common stock and warrants on October 30, 2009.  All warrants issued on October 30, 2009 were exercised or expired as of October 30, 2010 and thus had no impact on the period ended March 31, 2011.

The common shares represented by the options and the warrants at March 31, 2011 and 2010, totaling a weighted average of 149,591 and 981,852, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares pertaining to the CPP was not included in the 149,591 at March 31, 2011, as the dilutive effect of this warrant was 4,490 shares of common stock at March 31, 2011.  The exercise price of the CPP warrant to purchase 227,376 common shares is $65.97.

Note 7 – Segment Information

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

Operating Results for the three months ended March 31, 2011
(in thousands)	PNB	VB	All Other	Total
Net interest income	$60,236	$6,755	$2,322	$69,313
Provision for loan losses	4,975	8,000	525	13,500
Other income (loss) and security gains	22,897	(3,177)	86	19,806
Other expense	36,321	7,425	2,600	46,346
Net income (loss)	29,030	(7,664)	12	21,378

Balance at March 31, 2011
Assets	$6,573,541	$802,154	$(37,292)	$7,338,403

Operating Results for the three months ended March 31, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$58,399	$6,891	$2,090	$67,380
Provision for loan losses	4,750	11,300	500	16,550
Other income and security gains	24,778	151	85	25,014
Other expense	36,802	7,854	3,234	47,890
Net income (loss)	28,335	(7,456)	(100)	20,779

Balance at March 31, 2010
Assets	$6,310,720	$881,705	$(16,338)	$7,176,087

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three month periods ended March 31, 2011 and 2010. The reconciling amounts for consolidated total assets for the three month periods ended March 31, 2011 and 2010, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 8 – Stock Option Plan

Park did not grant any stock options during the three month periods ended March 31, 2011 and 2010. Additionally, no stock options vested during the first three months of 2011 or 2010.

The following table summarizes stock option activity during the first three months of 2011.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	78,075	$74.96
Granted	-	-
Exercised	-	-
Forfeited/Expired	2,180	$74.96
Outstanding at March 31, 2011	75,895	$74.96

All of the stock options outstanding at March 31, 2011 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2011 was $0.  No stock options were exercised during the first three months of 2011 or 2010. The weighted average contractual remaining term was 1.7 years for the stock options outstanding at March 31, 2011.

All of the common shares delivered upon exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. At March 31, 2011, incentive stock options granted under the 2005 Plan covering 75,895 common shares were outstanding. At March 31, 2011, Park held 452,769 treasury shares that are available for the 2005 Plan.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2011 and December 31, 2010 respectively, Park had approximately $4.7 million and $8.3 million in mortgage loans held for sale.  These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate segments in Notes 4 and 5.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2011 and 2010, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2011, were as follows:

(in thousands)
March 31, 2011 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$317,301	$1,870	$2,688	$316,483
Obligations of states and political subdivisions	8,977	111	-	9,088
U.S. Government sponsored entities asset-backed securities	1,022,215	23,550	10,160	1,035,605
Other equity securities	938	826	47	1,717
Total	$1,349,431	$26,357	$12,895	$1,362,893

March 31, 2011 Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,867	$9	$-	$2,876
U.S. Government sponsored entities asset-backed securities	611,197	15,452	4,191	622,458
Total	$614,064	$15,461	$4,191	$625,334

Management does not believe any individual unrealized loss as of March 31, 2011 or December 31, 2010, represents an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at March 31, 2011, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
March 31, 2011 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$144,627	$2,688	$-	$-	$144,627	$2,688
U.S. Government sponsored entities asset-backed securities	409,981	10,160	-	-	409,981	10,160
Other equity securities	80	30	211	17	291	47
Total	$554,688	$12,878	$211	$17	$554,899	$12,895

March 31, 2011 Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$285,106	$4,191	$-	$-	$285,106	$4,191

Investment securities at December 31, 2010, were as follows:

(in thousands)
December 31, 2010 Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$272,301	$2,968	$1,956	$273,313
Obligations of states and political subdivisions	10,815	281	52	11,044
U.S. Government sponsored entities asset-backed securities	990,204	30,633	9,425	1,011,412
Other equity securities	938	858	43	1,753
Total	$1,274,258	$34,740	$11,476	$1,297,522

December 31, 2010 Securities Held-to-Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of states and political subdivisions	$3,167	$7	$-	$3,174
U.S. Government sponsored entities asset-backed securities	670,403	17,157	4,620	682,940
Total	$673,570	$17,164	$4,620	$686,114

Securities with unrealized losses at December 31, 2010, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2010 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$74,379	$1,956	$-	$-	$74,379	$1,956
Obligations of states and political subdivisions	1,459	52			1,459	52
U.S. Government sponsored entities asset-backed securities	418,156	9,425	-	-	418,156	9,425
Other equity securities	74	29	221	14	295	43
Total	$494,068	$11,462	$221	$14	$494,289	$11,476

December 31, 2010 Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$297,584	$4,620	$-	$-	$297,584	$4,620

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2011, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$124,986	$126,762
Due one through five years	25,000	25,000
Due five through ten years	142,980	141,326
Due over ten years	24,335	23,395
Total	$317,301	$316,483

Obligations of states and political subdivisions:
Due within one year	$7,674	$7,699
Due one through five years	1,303	1,389
Total	$8,977	$9,088

U.S. Government sponsored entities asset-backed securities:
Total	$1,022,215	$1,035,605

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$2,867	$2,876
Total	$2,867	$2,876

U.S. Government sponsored entities asset-backed securities:
Total	$611,197	$622,458

All of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes.  These callable securities have a final maturity in 8 to 12 years, but are shown in the table at their expected call date.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	March 31,	December 31,
(in thousands)	2011	2010
Federal Home Loan Bank stock	$61,823	$61,823
Federal Reserve Bank stock	6,876	6,876
Total	$68,699	$68,699

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $14 million and zero for the three month periods ended March 31, 2011 and 2010, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended March 31,
	2011	2010
Service cost	$1,139	$918
Interest cost	992	896
Expected return on plan assets	(1,886)	(1,457)
Amortization of prior service cost	5	5
Recognized net actuarial loss	353	270
Benefit expense	$603	$632

Note 13 – Derivative Instruments

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

At March 31, 2011, the interest rate swap’s fair value of $(1.4) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the three months ended March 31, 2011. At March 31, 2011, the variable rate on the $25 million subordinated note was 2.30% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the three months ended March 31, 2011, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $133,000 (net of taxes of $71,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of March 31, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of March 31, 2011, Park had mortgage loan interest rate lock commitments outstanding of approximately $6.0 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At March 31, 2011, the fair value of the derivative instruments was approximately $85,000.  The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2011, the fair value of the swap liability of $60,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.44 billion at March 31, 2011, compared to $1.47 billion at December 31, 2010 and $1.53 billion at March 31, 2010.  At March 31, 2011, $34.1 million of the sold mortgage loans were sold with recourse compared to $50.5 million at March 31, 2010.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At March 31, 2011, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three Months Ended March 31,
	2011	2010
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,488	10,780
Additions	330	575
Amortization	(521)	(496)
Change in valuation allowance	68	-

Carrying amount, net, end of period	$10,365	$10,859

Valuation allowance:
Beginning of period	$748	$574
Change in valuation allowance	(68)	-
End of period	$680	$574

Servicing fees included in other service income were $1.4 million for the three months ended March 31, 2011.  For the three months ended March 31, 2010, servicing fees included in other service income were $1.3 million.

Note 15 – Fair Value

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2011
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$316,483	$-	$316,483
Obligations of states and political subdivisions	-	6,618	2,470	9,088
U.S. Government sponsored entities’ asset-backed securities	-	1,035,605	-	1,035,605
Equity securities	977	-	740	1,717
Mortgage loans held for sale	-	4,656	-	4,656
Mortgage IRLCs	-	85	-	85

Liabilities
Interest rate swap	$-	$1,430	$-	$1,430
Fair value swap	-	-	60	60

Fair Value Measurements at December 31, 2010 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2010
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$273,313	$-	$273,313
Obligations of states and political subdivisions	-	8,446	2,598	11,044
U.S. Government sponsored entities’ asset-backed securities	-	1,011,412	-	1,011,412
Equity securities	1,008	-	745	1,753
Mortgage loans held for sale	-	8,340	-	8,340
Mortgage IRLCs	-	166	-	166

Liabilities
Interest rate swap	$-	$1,634	$-	$1,634
Fair value swap	-	-	60	60

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended March 31, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-		-
Included in earnings – unrealized	-		-
Included in other comprehensive income	(128)	(5)	-
Purchases, sales, issuances and settlements, other, net	-		-
Other	-		-
Balance March 31, 2011	$2,470	$740	$(60)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	(7)	-	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Other	-	-	-
Balance March 31, 2010	$2,744	$-	$(500)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at March 31, 2011 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at March 31, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$10,418	$10,418
Commercial real estate	-	-	29,306	29,306
Construction real estate:
Vision commercial land and development	-	-	49,061	49,061
Remaining commercial	-	-	12,219	12,219
Residential real estate	-	-	16,618	16,618
Total impaired loans	$-	$-	$117,622	$117,622
Mortgage servicing rights	-	2,668	-	2,668
Other real estate owned	-	-	47,133	47,133

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,354	32,354
Construction real estate:
Vision commercial land and development			45,121	45,121
Remaining commercial			10,202	10,202
Residential real estate			15,304	15,304
Total impaired loans	$-	$-	$111,257	$111,257
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	44,325	44,325

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $239.0 million at March 31, 2011, after partial charge-offs of $55.4 million.  In addition, these loans had a specific valuation allowance of $47.3 million. Of the $239.0 million impaired loan portfolio, loans with a book value of $164.9 million were carried at their fair value of $117.6 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $74.1 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $111.3 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $43.5 million.  The remaining $96.2 million of impaired loans at December 31, 2010 were carried at cost.

MSRs, which are carried at the lower of cost or fair value, were recorded at $10.4 million at March 31, 2011. Of the $10.4 million MSR carrying balance at March 31, 2011, $2.7 million was recorded at fair value and included a valuation allowance of $680,000.  The remaining $7.7 million was recorded at cost, as the fair value exceeds cost at March 31, 2011.  MSRs do not trade in active, open markets with readily observable prices.  For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available.  As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received.  Significant inputs include the discount rate and assumed prepayment speeds utilized.  The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified Level 2.  At December 31, 2010, MSRs were recorded at $10.5 million, including a valuation allowance of $748,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At March 31, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $47.1 million and $44.3 million, respectively.  The financial impact of OREO devaluation adjustments for the three months ended March 31, 2011 was $4.4 million.

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

The fair value of financial instruments at March 31, 2011 and December 31, 2010, is as follows:

(in thousands)	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$134,247	$134,247	$133,780	$133,780
Investment securities	1,976,957	1,988,227	1,971,092	1,983,636
Accrued interest receivable	25,083	25,083	24,137	24,137
Mortgage loans held for sale	4,656	4,656	8,340	8,340
Impaired loans carried at fair value	117,622	117,622	111,257	111,257
Other loans	4,501,838	4,513,284	4,491,691	4,511,419
Loans receivable, net	$4,624,116	$4,635,562	$4,611,288	$4,631,016

Financial liabilities:
Noninterest bearing checking accounts	$955,005	$955,005	$937,719	$937,719
Interest bearing transactions accounts	1,459,934	1,459,934	1,283,159	1,283,159
Savings accounts	938,585	938,585	899,288	899,288
Time deposits	1,958,301	1,970,493	1,973,903	1,990,163
Other	2,853	2,853	1,351	1,351
Total deposits	$5,314,678	$5,326,870	$5,095,420	$5,111,680

Short-term borrowings	$316,719	$316,719	$663,669	$663,669
Long-term debt	786,709	841,797	636,733	699,080
Subordinated debentures/notes	75,250	63,292	75,250	63,099
Accrued interest payable	6,255	6,255	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,430	$1,430	$1,634	$1,634
Fair value swap	60	60	60	60

Note 16 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three months ended March 31, 2011, Park recognized a charge to retained earnings of $1.5 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

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

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the three months ended March 31, 2011 and 2010:

Three months ended March 31, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2011:
Unrealized losses on available-for-sale securities	$(3,166)	$(1,108)	$(2,058)
Reclassification adjustment for gains realized in net income	(6,635)	(2,322)	(4,313)
Unrealized net holding gain on cash flow hedge	204	71	133
Other comprehensive loss	$(9,597)	$(3,359)	$(6,238)

2010:
Unrealized gains on available-for-sale securities	$5,545	$1,940	$3,605
Reclassification adjustment for gains realized in net income	(8,304)	(2,906)	(5,398)
Unrealized net holding loss on cash flow hedge	(171)	(60)	(111)
Other comprehensive loss	$(2,930)	$(1,026)	$(1,904)

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

March 31, 2011:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	13,462	4,712	8,750
Unrealized net holding loss on cash flow hedge	(1,430)	(501)	(929)
Total accumulated other comprehensive loss	$(12,471)	$(4,365)	$(8,106)

December 31, 2010:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	23,263	8,142	15,121
Unrealized net holding loss on cash flow hedge	(1,634)	(572)	(1,062)
Total accumulated other comprehensive loss	$(2,874)	$(1,006)	$(1,868)

March 31, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	43,588	15,256	28,332
Unrealized net holding loss on cash flow hedge	(1,654)	(579)	(1,075)
Total accumulated other comprehensive income	$21,165	$7,408	$13,757

Note 18 — Sale of Common Shares and Issuance of Common Stock Warrants

No additional shares of common stock were issued during the three months ended March 31, 2011.  Outstanding as of March 31, 2011 were 35,992 Series A Common Share Warrants and 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010.  The Series A and Series B Common Share Warrants have an exercise price of $76.41 and expiration dates of June 10, 2011 and December 10, 2011, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2010 Annual Report to Shareholders (“2010 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. (Refer to the “Provision for Loan Losses” section within this MD&A for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At March 31, 2011, OREO totaled $47.1 million, representing a 6.3% increase compared to $44.3 million at December 31, 2010.  The $2.8 million net increase in OREO during the first quarter of 2011 was a result of $10.3 million in new OREO offset by sales of $3.1 million and devaluations of $4.4 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At March 31, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $168.0 million. This was 10.9% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $117.6 million (or 70.0%) of the total amount of Level 3 inputs. Additionally, there were $74.1 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks, deposit and loan totals for the Park subsidiary banks and banking industry comparable information. At March 31, 2011, on a consolidated basis, Park had core deposit intangibles of $5.4 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheet of PNB totaled $1.3 million and the core deposit intangibles at Vision Bank were $4.1 million. The goodwill asset of $72.3 million is carried on the balance sheet of PNB.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three Months Ended March 31, 2011 and 2010

Summary Discussion of Results

Net income for the three months ended March 31, 2011 was $21.4 million compared to $20.8 million for the first quarter of 2010, an increase of $599,000 or 2.9%.  Net income available to common shareholders (which is net of the preferred stock dividends and the related accretion) was $19.9 million for the first quarter of 2011 compared to $19.3 million for the three months ended March 31, 2010, an increase of $587,000 or 3.0%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the first quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.29 for the first quarter of 2011 compared to $1.30 for the first quarter of 2010, a decrease of $0.01 per share or 0.8%.  Weighted average common shares outstanding were 15,398,930 for the three months ended March 31, 2011 compared to 14,882,774 common shares for the first quarter of 2010, an increase of 516,156 common shares or 3.5%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, out of treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

The following tables compare the components of net income for the three month period ended March 31, 2011 with the components of net income for the three month period ended March 31, 2010.  This information is provided for Park, Vision Bank and Park excluding Vision Bank (“Park’s Ohio-based operations”).  In general for 2011, the operating results for Park’s Ohio-based operations were a little stronger than management projected, but the results for Vision Bank were weaker than anticipated.

Park – Summary Income Statement
	Three months ended March 31,
(in thousands)	2011	2010	% Change
Net interest income	$69,313	$67,380	2.87%
Provision for loan losses	13,500	16,550	-18.43%
Total other income	13,171	16,710	-21.18%
Gain on sale of securities	6,635	8,304	-20.10%
Total other expense	46,346	47,890	-3.22%
Income before taxes	$29,273	$27,954	4.72%
Income taxes	7,895	7,175	10.03%
Net income	$21,378	$20,779	2.88%

For the three months ended March 31, 2011, the operating results for net interest income, provision for loan losses, and total other expense were consistent with management’s forecast for the projected operating results for 2011. The operating results for total other income were below management’s forecast for 2011. This guidance was included in Park’s 2010 Annual Report in the “Financial Review” section on pages 38 through 40.

The following table compares the guidance for 2011 that management had provided in the 2010 Annual Report with the actual results for the three month period ended March 31, 2011.

(in thousands)	Projected results for 2011	25% of annual projection	Actual results for the first quarter of 2011
Net interest income	$268,000 to $278,000	$67,000 - $69,500	$69,313
Provision for loan losses	$47,000 to $57,000	$11,750 - $14,250	$13,500
Total other income	$63,000 to $67,000	$15,750 - $16,750	$13,171
Total other expense	$183,000 to $187,000	$45,750 - $46,750	$46,346

Park’s management believes that the guidance previously provided for net interest income, provision for loan losses and total other expense continues to be a good estimate for 2011.  Management’s latest projection for total other income is a range of $60 million to $64 million for 2011.  This adjustment in our guidance for total other income in 2011 is primarily due to the net $4.1 million charge during the first quarter of 2011 for devaluations and gains and losses on the sale of other real estate owned, which was an increase from management’s original projection.

Park’s management sold approximately $105 million of U. S. Government sponsored entity mortgage-backed securities during the first quarter of 2011 for a pre-tax gain of $6.6 million. These securities were sold at a price of approximately 106.2% of par with an estimated yield to the buyer of 2.10%.  The book yield on these mortgage-backed securities was approximately 5.02%.  Management reinvested the proceeds from the sale of the mortgage-backed securities during the month of March in 15 year U.S. Government sponsored entity mortgage-backed securities at a purchase yield of approximately 3.60%.  Management does not currently forecast the sale of additional securities in 2011. However, the sale of additional securities for a gain in 2011 is possible.  At March 31, 2011, Park owned approximately $267 million of U.S. Government sponsored entity mortgage-backed securities with a coupon interest rate of 5.00% or higher.  This portion of the investment portfolio has a weighted average book yield of 5.33% and an unrealized gain of $21 million.

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended March 31,
(in thousands)	2011	2010	% Change
Net interest income	$6,755	$6,891	-1.97%
Provision for loan losses	8,000	11,300	-29.20%
Other income	(3,177)	151	N.M.
Gain on sale of securities	—	—	—
Other expense	7,425	7,854	-5.46%
Loss before taxes	$(11,847)	$(12,112)	2.19%
Income tax credits	(4,183)	(4,656)	10.16%
Net loss	$(7,664)	$(7,456)	-2.79%
N.M. – Not Meaningful

The operating results for Vision Bank for the first quarter of 2011 were worse than management forecast.  This negative variance was primarily due to the recognized losses from devaluations of other real estate owned of $4.3 million which resulted in a loss in total other income of $3.2 million for the three months ended March 31, 2011.  Management expects that the devaluations of other real estate owned will not be as significant over the next three quarters at Vision Bank.

The following table provides a summary income statement for Park excluding Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended March 31,
(in thousands)	2011	2010	% Change
Net interest income	$62,558	$60,489	3.42%
Provision for loan losses	5,500	5,250	4.76%
Other income	16,348	16,559	-1.27%
Gain on sale of securities	6,635	8,304	-20.10%
Other expense	38,921	40,036	-2.78%
Income before taxes	$41,120	$40,066	2.63%
Income taxes	12,078	11,831	2.09%
Net income	$29,042	$28,235	2.86%

As previously mentioned, the operating results for Park’s Ohio-based banking divisions for the three month period ended March 31, 2011 were very solid and better than management’s forecast.

Net Interest Income Comparison for the First Quarter of 2011 and 2010

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income increased by $1.9 million or 2.9% to $69.3 million for the first quarter of 2011 compared to $67.4 million for the first quarter of 2010.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first quarter of 2011 with the same quarter in 2010.

Three months ended March 31,
	2011		2010
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,743,075	5.63%	$4,617,479	5.87%
Taxable investments	1,939,873	3.98%	1,766,642	4.70%
Tax exempt investments	12,240	7.63%	18,233	7.49%
Money market instruments	26,948	0.10%	125,795	0.22%
Interest earning assets	$6,722,136	5.14%	$6,528,149	5.45%

Interest bearing deposits	$4,245,255	0.74%	$4,367,017	1.15%
Short-term borrowings	391,366	0.28%	306,266	0.46%
Long-term debt	847,800	3.52%	729,618	3.92%
Interest bearing liabilities	$5,484,421	1.14%	$5,402,901	1.49%
Excess interest earning assets	$1,237,715		$1,125,248
Net interest spread		4.00%		3.96%
Net interest margin		4.21%		4.22%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the first quarter of 2011 increased by $194 million or 3.0% to $6,722 million compared to $6,528 million for the first quarter of 2010.  The average yield on interest earning assets decreased by 31 basis points to 5.14% for the first quarter of 2011 compared to 5.45% for the first quarter of 2010.

Average interest bearing liabilities for the first quarter of 2011 increased by $81.5 million or 1.5% to $5,484 million compared to $5,403 million for the first quarter of 2010.  The average cost of interest bearing liabilities decreased by 35 basis points to 1.14% for the first quarter of 2011 compared to 1.49% for the first quarter of 2010.

Interest Rates

Short-term interest rates continue to be extremely low. The average federal funds rate was 0.16% for the first quarter of 2011 and 0.13% for the first quarter of 2010.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to 0.25% in response to a severe recession in the U.S. economy.  Economic conditions began to improve in the second half of 2009 and continued to improve throughout 2010.  However, the U.S. unemployment rate continues to be relatively high at 8.8% at March 31, 2011.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to 0.25% during 2011.  The annual average federal funds rate was 0.16% for 2009 and 0.18% for 2010.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $126 million or 2.7% to $4,743 million for the three months ended March 31, 2011, compared to $4,617 million for the first quarter of 2010.  The average yield on the loan portfolio decreased by 24 basis points to 5.63% for the first quarter of 2011 compared to 5.87% for the first quarter of 2010.

Total loan balances outstanding at March 31, 2011 were $4,751 million compared to $4,733 million at December 31, 2010, an increase of $18 million or 0.4%.  Park’s management continues to forecast modest loan growth in 2011 with a projected increase of 1% to 3% for the year.

The average balance of taxable investment securities increased by $173 million or 9.8% to $1,940 million for the first quarter of 2011 compared to $1,767 million for the first quarter of 2010.  The average yield on taxable investment securities was 3.98% for the first quarter of 2011 compared to 4.70% for the first quarter of 2010.

The average balance of tax exempt investment securities decreased by $6 million or 32.9% to $12 million for the first quarter of 2011 compared to $18 million for the first quarter of 2010.  The tax equivalent yield on tax exempt investment securities was 7.63% for the first quarter of 2011 and 7.49% for the first quarter of 2010.  Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in 2011.

The average balance of money market instruments decreased by $99 million or 78.6% to $27 million for the first quarter of 2011 compared to $126 million for the first quarter of 2010.  The average yield on money market instruments was 0.10% for the first quarter of 2011 compared to 0.22% for the first quarter of 2010.  Park’s management plans on being fully invested in 2011 and as a result expects that the average balance of money market instruments for the last three quarters of 2011 will be similar to the average balance of money market instruments for the first quarter of 2011.

The amortized cost of total investment securities was $2,032 million at March 31, 2011, compared to $2,017 million at December 31, 2010.  Management expects to maintain the total investment portfolio at approximately $2,000 million during the last three quarters of 2011.

At March 31, 2011, the tax equivalent yield on Park’s investment portfolio was 3.86% and the remaining average life was 4.25 years.

Average interest bearing deposit accounts decreased by $122 million or 2.8% to $4,245 million for the first quarter of 2011 compared to $4,367 million for the first quarter of 2010.  The average interest rate paid on interest bearing deposits decreased by 41 basis points to 0.74% for the first quarter of 2011 compared to 1.15% for the first quarter last year.

Average total borrowings were $1,239 million for the three months ended March 31, 2011, compared to $1,036 million for the first quarter of 2010, an increase of $203 million or 19.6%.  The average interest rate paid on total borrowings was 2.50% for the first quarter of 2011 compared to 2.90% for the first quarter of 2010.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) increased by 4 basis points to 4.00% for the first quarter of 2011 compared to 3.96% for the first quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.21% for the first quarter of 2011 compared to 4.22% for the first quarter of 2010.

Guidance on Net Interest Income for 2011

Management provided guidance in Park’s 2010 Annual Report (page 38) that net interest income for 2011 would be approximately $268 million to $278 million, the tax equivalent net interest margin would be approximately 4.10% to 4.20% and the average interest earning assets for 2011 would be approximately $6,550 million.

The actual results for the first three months of 2011 were slightly above management’s guidance.  Net interest income for the first three months of 2011 was $69.3 million, which annualized would be approximately $281 million for 2011.  The tax equivalent net interest margin was 4.21% and average interest earning assets were $6,722 million for the first three months of 2011.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
March 2010	$6,528,149	$67,380	4.22%
June 2010	$6,468,094	$68,721	4.29%
September 2010	$6,484,941	$69,445	4.28%
December 2010	$6,447,046	$68,498	4.25%
March 2011	$6,722,136	$69,313	4.21%

Management’s current forecast projects that net interest income for 2011 will be near the top of the range of $268 million to $278 million.  Management also expects that average interest earning assets will be approximately $6,750 million for the remaining three quarters of 2011 and that the tax equivalent net interest margin will be about 4.10% for the last nine months of 2011.

Provision for Loan Losses

The provision for loan losses was $13.5 million for the three months ended March 31, 2011, compared to $16.6 million for the same period in 2010.  Net loan charge-offs were $8.0 million for the first quarter of 2011, compared to $13.6 million for the first quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 0.69% for the three months ended March 31, 2011, compared to 1.19% for the same period in 2010.

The loan loss provision for Vision Bank was $8.0 million for the three months ended March 31, 2011, compared to $11.3 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $4.0 million, or an annualized 2.53% of average loans for the first quarter of 2011, compared to net loan charge-offs of $9.1 million, or 5.40% of average loans for the same period in 2010.

Park’s Ohio-based operations had a provision for loan losses of $5.5 million for the first quarter of 2011, compared to $5.3 million for the first quarter of 2010.  Net loan charge-offs for Park’s Ohio-based operations were $4.0 million, or an annualized 0.40% of average loans for the first quarter of 2011, compared to $4.5 million, or an annualized 0.46% of average loans for the first quarter of 2010.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at March 31, 2011 and December 31, 2010.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	March 31, 2011	December 31, 2010
Total ALLL	$126,859	$121,397
Specific reserves	47,287	43,459
General reserves	$79,572	$77,938

Total loans	$4,750,975	$4,732,685
Impaired commercial loans	238,959	250,933
Non-impaired loans	$4,512,016	$4,481,752

Total ALLL to total loan ratio	2.67%	2.57%
General reserves as a % of non-impaired loans	1.76%	1.74%

The following table compares Park National Corporation’s nonperforming assets at March 31, 2011, December 31, 2010 and March 31, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$278,819	$289,268	$230,498
Renegotiated loans	260	-	60
Loans past due 90 days or more	2,228	3,590	11,853
Total nonperforming loans	$281,307	$292,858	$242,411

Other Real Estate Owned – Park National Bank	9,788	8,385	10,802
Other Real Estate Owned – S E Property Holdings	13,004	-	-
Other Real Estate Owned – Vision Bank	24,341	35,940	35,052
Total nonperforming assets	$328,440	$337,183	$288,265

Percentage of nonperforming loans to total loans	5.92%	6.19%	5.27%
Percentage of nonperforming assets to total loans	6.91%	7.12%	6.27%
Percentage of nonperforming assets to total assets	4.48%	4.62%	4.02%

During the first quarter of 2011, Park formed a limited liability company, organized under the laws of the state of Ohio, called SE Property Holdings, LLC (“SE Property Holdings”), as a direct subsidiary of Park. The purpose of SE Property Holdings is to purchase other real estate owned (“OREO”) from Vision Bank and continue to market such property for sale. As of March 31, 2011, approximately $13 million of OREO was held by SE Property Holdings, which had been purchased from Vision Bank (at the current fair market value) during the quarter. Management expects that the remaining OREO held by Vision Bank as of March 31, 2011, of $24.3 million, will be purchased by SE Property Holdings (at the then current fair market value) during the second quarter of 2011. Management plans to continue marketing the properties held by SE Property Holdings and sell such properties in an efficient manner.

Vision Bank’s nonperforming assets at March 31, 2011, December 31, 2010 and March 31, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$163,343	$171,453	$145,012
Renegotiated loans	-	-	-
Loans past due 90 days or more	-	364	9,052
Total nonperforming loans	$163,343	$171,817	$154,064

Other Real Estate Owned	24,341	35,940	35,052
Total nonperforming assets	$187,684	$207,757	$189,116

Percentage of nonperforming loans to total loans	26.06%	26.82%	22.84%
Percentage of nonperforming assets to total loans	29.95%	32.43%	28.04%
Percentage of nonperforming assets to total assets	23.40%	25.71%	21.45%

Nonperforming assets for Park, excluding Vision Bank at March 31, 2011, December 31, 2010 and March 31, 2010, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$115,476	$117,815	$85,486
Renegotiated loans	260	-	60
Loans past due 90 days or more	2,228	3,226	2,801
Total nonperforming loans	$117,964	$121,041	$88,347

Other Real Estate Owned – Park National Bank	9,788	8,385	10,802
Other Real Estate Owned – SE Property Holdings	13,004	-	-
Total nonperforming assets	$140,756	$129,426	$99,149

Percentage of nonperforming loans to total loans	2.86%	2.96%	2.25%
Percentage of nonperforming assets to total loans	3.41%	3.16%	2.53%
Percentage of nonperforming assets to total assets	2.15%	1.99%	1.58%

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At March 31, 2011, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at March 31, 2011. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at March 31, 2011 was $30.5 million. Additionally, at March 31, 2011, management had established a specific reserve of $25.5 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at March 31, 2011, totaled $56.0 million. The following table summarizes the CL&D loan portfolio at Vision Bank:

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	March 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$161,140	$170,989	$218,263	$251,443
Performing CL&D loans	79,080	84,498	132,380	191,712
Impaired CL&D loans	$82,060	$86,491	$85,883	$59,731
Specific reserve on impaired CL&D loans	25,543	23,585	21,802	3,134
Cumulative charge-offs on impaired CL&D loans	30,538	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$56,081	$52,237	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	49.8%	45.4%	42.2%	28.0%

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management believes it is appropriate to segregate the Vision Bank CL&D loans from other commercial loans that are still accruing. The Vision CL&D loans that are still accruing at March 31, 2011 totaled $79.1 million compared to $84.5 million at December 31, 2010. Park’s loss experience, defined as charge-offs plus changes in specific reserves, on CL&D loans for the 36 months ended December 31, 2010 was an annual rate of 12.55%. Management has allocated an allowance for loan losses to the $79.1 million of accruing CL&D loans based on this historical loss experience, judgmentally increased to cover approximately 1.25 years of probable incurred losses, for a total reserve of $12.2 million or 15.4%. Further, we have allocated 15.4% to the $79.1 million of CL&D loans, regardless of the current loan grade, as this portion of the loan portfolio has experienced significant declines in collateral values, and thus if management determines that borrowers are unable to pay in accordance with the contractual terms of the loan agreement, significant specific reserves have typically been necessary. Park’s 36-month loss experience through the year ended December 31, 2010, defined as charge-offs plus changes in specific reserves, within the remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) was 1.14% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.5 years worth of probable incurred losses within the other accruing commercial loan portfolio, thus the total reserve for loan losses is $43.8 million or 1.77% of the outstanding principal balance of other accruing commercial loans at March 31, 2011. The overall reserve of 1.77% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.06%; special mention commercial loans are reserved at 4.03%; and substandard commercial loans are reserved at 15.67%.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the 36 months ended December 31, 2010, judgmentally increased to cover approximately 1.5 years of probable incurred losses.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assign a component of the allowance for loan losses in consideration of these factors. Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of and trends in consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment. As always, management is working to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

Management provided guidance in Park’s 2010 Annual Report (page 40) that the loan loss provision for 2011 would be approximately $47 million to $57 million.  The actual results for the loan loss provision in the first three months of 2011 were consistent with management’s guidance, at $13.5 million.  Park’s most recent projection continues to indicate that the loan loss provision for 2011 will be $47 to $57 million.  However, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

Total Other Income

Total other income exclusive of securities gains decreased by $3.5 million or 21.2% to $13.2 million for the quarter ended March 31, 2011, compared to $16.7 million for the first quarter of 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended March 31,
	2011	2010	Change
Income from fiduciary activities	$3,722	$3,422	$300
Service charges on deposits	4,245	4,746	(501)
Other service income	2,301	2,982	(681)
Checkcard fee income	2,976	2,444	532
Bank owned life insurance income	1,229	1,216	13
ATM fees	654	765	(111)
OREO devaluations	(4,394)	(1,145)	(3,249)
Other	2,438	2,280	158
Total other income	$13,171	$16,710	$(3,539)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $300,000, or 8.8%, to $3.7 million for the three months ended March 31, 2011, compared to $3.4 million for the same period in 2010.  Fiduciary fees are generally charged based on the market value of customer accounts.  The market value for assets under management at March 31, 2011, has increased by approximately 10.5% compared to March 31, 2010.

Service charges on deposits decreased by $501,000, or 10.6%, to $4.2 million for the three month period ended March 31, 2011, compared to $4.7 million for the same period in 2010. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) and overdraft charges during the first quarter of 2011.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $681,000, or 22.8%, to $2.3 million for the three months ended March 31, 2011, compared to $3.0 million for the same period in 2010.  This decrease was due to a decline in the volume of fixed-rate residential mortgage loans that Park originated and sold into the secondary market in the first quarter of 2011 compared to the same period in 2010.

Checkcard fee income, which is generated from debit card transactions increased $532,000, or 21.8%, to $3.0 million for the three months ended March 31, 2011, compared to $2.4 million for the same period in 2010. This increase is attributable to continued increases in the volume of debit card transactions.

OREO devaluations increased by $3.2 million to $4.4 million for the three months ended March 31, 2011, compared to $1.1 million for the same period in 2010.  The increase was largely due to devaluations of other real estate owned at Vision Bank of approximately $4.3 million through the first three months of 2011, compared to $1.0 million in devaluations for the same period in 2010.  Management does not believe the devaluations for the first quarter of 2011 to be representative of the remaining three quarters of 2011, based on management’s decision to accelerate the appraisal dates for much of the OREO property at Vision Bank, in order to expedite the transfer of OREO to SE Property Holdings, LLC.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended March 31, 2011
(In thousands)	Ohio-based operations	Vision Bank	Total
Income from fiduciary activities	$298	$2	$300
Service charges on deposits	(358)	(143)	(501)
Non-yield loan fee income	(690)	9	(681)
Checkcard fee income	330	202	532
Bank owned life insurance income	18	(5)	13
ATM fees	14	(125)	(111)
OREO devaluations	26	(3,275)	(3,249)
Other	151	7	158
Total	$(211)	$(3,328)	$(3,539)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other income would be approximately $63 million to $67 million for 2011. Management’s most recent projection estimates that total other income, excluding gains from the sale of securities, will be between $60 million and $64 million. The reduction in the latest projection as compared to the projection in the 2010 Annual Report is primarily a result of larger devaluations in respect of other real estate owned.

Gain on Sale of Securities

For the three months ended March 31, 2011, Park sold approximately $105 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $6.6 million. For the three months ended March 31, 2010, Park sold $201 million of U.S. Government sponsored entity mortgage backed securities, which resulted in a pre-tax gain of $8.3 million. In addition, $75 million of U.S. Government sponsored entity callable securities were sold during the first quarter of 2010 at their book value.

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three months ended March 31,
(in thousands)	2011	2010	Change
Salaries and employee benefits	$25,064	$25,171	$(107)
Occupancy expense	3,000	3,117	(117)
Furniture and equipment expense	2,657	2,632	25
Data processing fees	1,253	1,593	(340)
Professional fees and services	4,874	4,856	18
Amortization of intangibles	669	936	(267)
Marketing	623	902	(279)
Insurance	2,269	2,198	71
Communication	1,556	1,769	(213)
State taxes	457	845	(388)
Other	3,924	3,871	53
Total other expense	$46,346	$47,890	$(1,544)

Other expenses have decreased by $1.5 million for the three months ended March 31, 2011 compared to the same period in 2010.  This decrease was primarily due to declines in salaries and employee benefits ($107,000), occupancy expense ($117,000), data processing expenses ($340,000), marketing expense ($279,000) and communications expense ($213,000), which is the result of management’s continued efforts to reduce expenses and increase efficiency.  Additionally, amortization of intangibles declined by $267,000, as certain intangibles related to Park’s Ohio acquisitions are now fully amortized.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three months ended March 31, 2011
(in thousands)	Ohio-based operations	Vision Bank	Total
Salaries and employee benefits	$(75)	$(32)	$(107)
Occupancy expense	(89)	(28)	(117)
Furniture and equipment expense	103	(78)	25
Data processing fees	(216)	(124)	(340)
Professional fees and services	166	(148)	18
Amortization of intangibles	(268)	1	(267)
Marketing	(263)	(16)	(279)
Insurance	150	(79)	71
Communication	(200)	(13)	(213)
State taxes	(390)	2	(388)
Other	(33)	86	53
Total other expense	$(1,115)	$(429)	$(1,544)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other expense would be approximately $183 to $187 million for 2011.  The amount of total other expense for the first three months of 2011 was consistent with management’s projection. Management’s latest projection for total other expense is unchanged from the guidance in Park’s 2010 Annual Report.

Income Tax

For the three months ended March 31, 2011, federal income tax expense was $7.9 million and no state income tax benefit was recognized, compared to federal income tax expense of $7.8 million and a state income tax benefit of $0.6 million for the first quarter of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $578,000 and a valuation allowance for the same amount were recorded during the first quarter of 2011. Management has determined that the likelihood of realizing the full deferred tax asset on state net operating loss carryforwards at Vision Bank fails to meet the “more likely than not” level. The net operating loss carryforward period for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 27.0% for the first quarter of 2011, compared to 27.8% for the same period in 2010.  The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2010 Annual Report (page 40) that the federal effective income tax rate for 2011 will be approximately 26% to 28%.  Management’s latest projection of the federal effective income tax is consistent with the guidance in the 2010 Annual Report.

Comparison of Financial Condition
At March 31, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets increased by $40 million or 0.5% to $7,338 million at March 31, 2011, compared to $7,298 million at December 31, 2010.  This increase in total assets was due to modest increases in total investment securities, loans, and other miscellaneous assets.

Total investment securities increased by $6 million to $2,046 million at March 31, 2011, compared to $2,040 million at December 31, 2010.  Loan balances increased by $18 million to $4,751 million at March 31, 2011 compared to $4,733 million at December 31, 2010. The increase in loans during the first three months of 2011 was primarily related to an increase in 15-year, fixed-rate real estate mortgage loans (previously sold into the secondary market) during the quarter, offset by declines in installment loans.  At March 31, 2011, there was $227 million of 15-year, fixed-rate mortgage loans compared to $176 million at December 31, 2010.

Total liabilities increased by $40 million during the first quarter of 2011 to $6,593 million at March 31, 2011 from $6,553 million at December 31, 2010.  The increase in total liabilities was due to a large increase in total deposits, which was offset by a decline in total borrowings.

Total deposits increased by $220 million or 4.3% during the first quarter of 2011 to $5,315 million at March 31, 2011 from $5,095 million at December 31, 2010.  The increase was primarily due to a $202 million increase in time deposits. Brokered CD’s increased approximately $60 million during the first quarter and the remaining increase was due to NOW and money market accounts increasing in the quarter due mostly to the seasonality of deposit gathering in our markets.

Short-term borrowings decreased by $347 million to $317 million at March 31, 2011 from $664 million at December 31, 2010.  Conversely, long-term borrowings increased by $150 million to $787 million at March 31, 2011 compared to $637 million at December 31, 2010.  The net decrease in borrowings of $197 million was a direct result of the increase in deposits during the quarter.

Other liabilities increased by $19 million to $94 million at March 31, 2011 from $75 million at December 31, 2010.  This increase in other liabilities was primarily due to a payable at March 31, 2011 for the purchase of $25 million of investment securities that settled in the month of April.

Total stockholders’ equity decreased by $600,000 to $745.2 million at March 31, 2011, from $745.8 million at December 31, 2010.  Retained earnings increased by $5.4 million during the period as a result of: net income of $21.4 million; offset by common stock dividends of $14.5 million, and accretion and dividends on the preferred stock of $1.5 million.  Preferred stock increased by $200,000 during the first three months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income/(loss) decreased by $6.2 million during the first quarter of 2011 to a balance of $(8.1) million at March 31, 2011.  The unrealized holding gains in the investment portfolio decreased by $6.4 million, net of taxes, as a result of the mark-to-market at March 31, 2011 and Park also recognized a $133,000 decrease in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.7% at March 31, 2011, compared to 64.8% at December 31, 2010 and 64.1% at March 31, 2010. Cash and cash equivalents were $134.2 million at March 31, 2011, compared to $133.8 million at December 31, 2010 and $250.1 million at March 31, 2010. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

On a monthly basis, Park’s Treasury Department forecasts the financial statements for the next twelve months.  The projected liquidity position for the Corporation is reviewed each month to ensure that adequate liquidity is maintained.  Management targets that the Corporation would have a minimum of $800 million of funds available to handle liquidity needs on a daily basis.  This $800 million liquidity “war chest” consists of currently available additional borrowing capacity from the Federal Home Loan Bank, federal funds sold and unpledged U.S. Government Agency securities.

Capital Resources

Total stockholders’ equity at March 31, 2011 was $745 million, or 10.2% of total assets, compared to $746 million, or 10.2% of total assets, at December 31, 2010 and $721 million, or 10.0% of total assets, at March 31, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $648 million at March 31, 2011, or 8.8% of total assets, compared to $649 million, or 8.9% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.50% at March 31, 2011 and 9.77% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.60% at March 31, 2011 and 13.52% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.07% at March 31, 2011 and 15.98% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at March 31, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.45%	9.44%	11.38%
Vision Bank	14.42%	19.44%	20.78%
Park National Corporation	9.50%	13.60%	16.07%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2010 Annual Report (Table 24) for disclosure concerning contractual obligations and commitments at December 31, 2010. There were no significant changes in contractual obligations and commitments during the first three months of 2011.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	March 31, 2011	December 31, 2010
Loan commitments	$746,623	$716,598
Standby letters of credit	$22,840	$24,462

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 43 and 44 of Park’s 2010 Annual Report.

On page 43 (Table 23) of Park’s 2010 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $647.8 million or 9.53% of interest earning assets at December 31, 2010. At March 31, 2011, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $499.6 million or 7.34% of interest earning assets.

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

On page 44 of Park’s 2010 Annual Report, management reported that at December 31, 2010, the earnings simulation model projected that net income would increase by 2.4% using a rising interest rate scenario and decrease by 1.4% using a declining interest rate scenario over the next year. At March 31, 2011, the earnings simulation model projected that net income would decrease by 0.5% using a rising interest rate scenario and would not change in a declining interest rate scenario. At March 31, 2011, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2010 Form 10-K. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2010 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. For the three month period ended March 31 2011, Vision Bank has experienced $4.0 million in net loan charge-offs, or an annualized 2.53% of average loans. For the first three months of 2010, net loan charge-offs for Vision Bank were $9.1 million, or an annualized 5.40% of average loans. The loan loss provision for Vision Bank was $8.0 million for the three months ended March 31, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $281.3 million or 5.92% of total loans at March 31, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $242.4 million or 5.27% of total loans at March 31, 2010. At March 31, 2011, Vision Bank had non-performing loans of $163.3 million or 26.06% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $154.1 million or 22.84% of total loans at March 31, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the three months ended March 31, 2011, Vision Bank had a net loss of $7.7 million and Park contributed capital of $9.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2011. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2011	-	-	-	1,047,232
February 1 through February 28, 2011	-	-	-	1,047,232
March 1 through March 31, 2011	-	-	-	1,047,231
Total	-	-	-	1,047,231

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2011, incentive stock options covering 75,895 common shares were outstanding and 1,424,105 common shares were available for future grants.

With 452,769 common shares held as treasury shares for purposes of the 2005 Plan at March 31, 2011, an additional 1,047,231 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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
Certificate of Amendment by Shareholders or Members filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)
Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (filed herewith)

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

101
The following materials from Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements tagged as blocks of text (furnished herewith)*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 4, 2011	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: May 4, 2011	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer