Form 10-Q
period 2011-06-30
PARK NATIONAL CORP /OH/
filed 2011-08-15
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes   ☐   No   ☒

15,398,909 Common shares, no par value per share, outstanding at August 12, 2011.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010

Assets:
Cash and due from banks	$131,604	$109,058
Money market instruments	85,512	24,722
Cash and cash equivalents	217,116	133,780
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $1,107,211 and $1,274,258
at June 30, 2011 and December 31, 2010)	1,117,397	1,297,522
Securities held-to-maturity, at amortized cost
(fair value of $786,222 and $686,114
at June 30, 2011 and December 31, 2010)	775,311	673,570
Other investment securities	68,158	68,699
Total investment securities	1,960,866	2,039,791

Loans	4,710,513	4,732,685
Allowance for loan losses	(110,187)	(121,397)
Net loans	4,600,326	4,611,288

Bank owned life insurance	151,930	146,450
Goodwill and other intangible assets	77,039	78,377
Bank premises and equipment, net	69,830	69,567
Other real estate owned	47,997	44,325
Accrued interest receivable	22,624	24,137
Mortgage loan servicing rights	10,259	10,488
Other	170,699	140,174

Total assets	$7,328,686	$7,298,377

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$984,160	$937,719
Interest bearing	4,273,357	4,157,701
Total deposits	5,257,517	5,095,420

Short-term borrowings	234,112	663,669
Long-term debt	821,202	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	5,732	6,123
Other	187,113	75,358
Total liabilities	6,580,926	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares
issued with $1,000 per share liquidation preference)	97,718	97,290
Common stock (No par value; 20,000,000 shares
authorized; 16,151,042 shares issued at June 30, 2011 and
16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,406	4,473
Retained earnings	432,341	422,458
Treasury stock (752,129 shares at June 30, 2011
and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(10,175)	(1,868)
Total stockholders' equity	747,760	745,824

Total liabilities and stockholders' equity	$7,328,686	$7,298,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Interest and dividend income:

Interest and fees on loans	$65,862	$66,723	$131,316	$133,164

Interest and dividends on:
Obligations of U.S. Government,
its agencies and other securities	18,960	20,263	38,013	40,738
Obligations of states
and political subdivisions	92	204	241	421

Other interest income	8	52	14	121
Total interest and dividend income	84,922	87,242	169,584	174,444

Interest expense:

Interest on deposits:
Demand and savings deposits	951	1,582	1,942	3,357
Time deposits	6,200	9,518	12,934	20,168

Interest on borrowings:
Short-term borrowings	193	302	460	646
Long-term debt	7,556	7,119	14,913	14,172

Total interest expense	14,900	18,521	30,249	38,343

Net interest income	70,022	68,721	139,335	136,101

Provision for loan losses	23,900	13,250	37,400	29,800

Net interest income after
provision for loan losses	46,122	55,471	101,935	106,301

Other income:
Income from fiduciary activities	3,929	3,528	7,651	6,950
Service charges on deposit accounts	4,525	5,092	8,770	9,838
Other service income	2,734	3,476	5,035	6,458
Checkcard fee income	3,251	2,765	6,227	5,209
Bank owned life insurance income	1,228	1,254	2,457	2,470
ATM fees	682	832	1,336	1,597
OREO devaluations	(5,257)	(1,919)	(9,651)	(3,064)
Other	2,144	1,619	4,582	3,899
Total other income	13,236	16,647	26,407	33,357

Gain on sale of securities	15,362	3,515	21,997	11,819

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Other expense:
Salaries and employee benefits	$25,253	$24,013	$50,317	$49,184
Occupancy expense	2,764	2,793	5,764	5,910
Furniture and equipment expense	2,785	2,564	5,442	5,196
Data processing fees	1,135	1,394	2,388	2,987
Professional fees and services	5,320	5,299	10,194	10,155
Amortization of intangibles	669	842	1,338	1,778
Marketing	728	946	1,351	1,848
Insurance	2,345	2,333	4,614	4,531
Communication	1,485	1,647	3,041	3,416
State taxes	488	838	945	1,683
Other expense	4,035	4,332	7,959	8,203
Total other expense	47,007	47,001	93,353	94,891

Income before income taxes	27,713	28,632	56,986	56,586

Income taxes	7,396	7,466	15,291	14,641

Net income	$20,317	$21,166	$41,695	$41,945

Preferred stock dividends and accretion	1,464	1,451	2,928	2,903

Net income available to common shareholders	$18,853	$19,715	$38,767	$39,042

Per Common Share:

Net income available to common shareholders
Basic	$1.22	$1.30	$2.52	$2.60
Diluted	$1.22	$1.30	$2.52	$2.60

Weighted average common shares outstanding
Basic	15,398,919	15,114,846	15,398,925	14,998,810
Diluted	15,399,593	15,114,846	15,401,506	14,998,810

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income (loss)	Income (loss)

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			41,945			$41,945
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(113)					(211)	(211)
Unrealized net holding gain on securities available-for-sale, net of income taxes of $231					429	429
Total comprehensive income						$42,163
Cash dividends on common stock at $1.88 per share			(28,285)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(600)	(7,393)	29,292
Accretion of discount on preferred stock	403		(403)
Preferred stock dividends			(2,500)
Balance at June 30, 2010	$96,886	$305,967	$427,236	$(96,029)	$15,879

Balance at December 31, 2010	$97,290	$305,677	$422,458	$(77,733)	$(1,868)
Net Income			41,695			$41,695
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $104					193	193
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(4,578)					(8,500)	(8,500)
Total comprehensive income						$33,388
Cash dividends on common stock at $1.88 per share			(28,951)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Common stock warrants cancelled		(67)	67
Accretion of discount on preferred stock	428		(428)
Preferred stock dividends			(2,500)
Balance at June 30, 2011	$97,718	$305,609	$432,341	$(77,733)	$(10,175)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities:
Net income	$41,695	$41,945

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	5,600	4,524
Provision for loan losses	37,400	29,800
Other-than-temporary impairment on investment securities	-	-
Amortization of core deposit intangibles	1,338	1,778
Realized net investment security gains	(21,997)	(11,819)
OREO devaluations	9,651	3,064

Changes in assets and liabilities:
(Increase) in other assets	(43,293)	(18,549)
(Decrease) in other liabilities	(1,666)	(1,757)

Net cash provided by operating activities	$28,728	$48,986

Investing activities:

Proceeds from sales of available-for-sale securities	$319,504	$344,325
Proceeds from sales of Federal Home Loan Bank stock	541	-
Proceeds from maturity of:
Available-for-sale securities	199,940	817,993
Held-to-maturity securities	87,434	42,379
Purchases of:
Available-for-sale securities	(330,839)	(1,086,068)
Held-to-maturity securities	(75,951)	(2,205)
Net (increase) in loans	(24,523)	(41,273)
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(4,055)	(3,294)

Net cash provided by investing activities	$169,051	$67,295

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010

Financing activities:

Net increase (decrease) in deposits	$162,097	$(19,238)
Net (decrease) in short-term borrowings	(429,557)	(43,462)
Proceeds from issuance of long-term debt	200,000	-
Repayment of long-term debt	(15,531)	(1,640)
Cash payment for fractional shares in dividend reinvestment plan	(1)	(2)
Proceeds from reissuance of common stock from treasury shares held	-	21,299
Cash dividends paid on common and preferred stock	(31,451)	(30,784)

Net cash (used in) financing activities	$(114,443)	$(73,827)

Increase in cash and cash equivalents	83,336	42,454

Cash and cash equivalents at beginning of year	133,780	159,091

Cash and cash equivalents at end of period	$217,116	$201,545

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$30,640	$40,116

Income taxes	$13,700	$12,000

Non cash activities:
Securities acquired through payable	$113,223	$85,980

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2011.

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

No. 2011-01 - Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20:   In January 2011, FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

No. 2011-02 – Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring:  In April 2011, FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.   Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was deferred by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption.  Disclosures requirements will be effective for the first interim and annual period beginning on or after June 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

No. 2011-04 – Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs:  In May 2011, FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs (ASU 2011-04).  The new guidance in this ASU results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Certain amendments clarify the FASBs intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments also enhance disclosure requirements surrounding fair value measurement.  Most significantly, an entity will be required to disclose additional information regarding Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements.  The new guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Management is currently working through the guidance to determine the impact, if any, to the consolidated financial statements.

No 2011-05 – Presentation of Comprehensive Income:  In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05).  The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity.  An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively.   The adoption of the new guidance will impact the presentation of the consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first six months of 2011.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2010	$72,334	$6,043	$78,377
Amortization	-	1,338	1,338
June 30, 2011	$72,334	$4,705	$77,039

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be approximately $669,000 per quarter for the third and fourth quarters of 2011.

Core deposit intangibles amortization expense is projected to be as follows for the remainder of 2011 and for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2011	$1,338
2012	2,677
2013	690
Total	$4,705

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011			December 31, 2010
	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
(In thousands)
Commercial, financial and agricultural *	$755,793	$2,626	$758,419	$737,902	$2,886	$740,788

Commercial real estate *	1,257,292	4,775	1,262,067	1,226,616	4,804	1,231,420
Construction real estate:
Vision commercial land and development *	111,054	235	111,289	171,334	282	171,616
Remaining commercial	181,422	453	181,875	195,693	622	196,315
Mortgage	21,367	69	21,436	26,326	95	26,421
Installment	16,489	74	16,563	13,127	54	13,181
Residential real estate
Commercial	454,864	1,353	456,217	464,903	1,403	466,306
Mortgage	950,782	1,771	952,553	906,648	2,789	909,437
HELOC	254,860	967	255,827	260,463	1,014	261,477
Installment	53,062	219	53,281	60,195	255	60,450
Consumer	651,250	2,938	654,188	666,871	3,245	670,116
Leases	2,278	34	2,312	2,607	56	2,663
Total loans	$4,710,513	$15,514	$4,726,027	$4,732,685	$17,505	$4,750,190
* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision commercial land and development loans are an immaterial amount of consumer loans that are not broken out by class.

The following tables present the recorded investment in nonaccrual, restructured, and loans past due 90 days or more and still accruing by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
(In thousands)	Nonaccrual loans	Restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$24,008	$-	$25	$24,033
Commercial real estate	47,243	-	-	47,243
Construction real estate:
Vision commercial land and development	47,761	-	-	47,761
Remaining commercial	33,685	-	-	33,685
Mortgage	-	-	-	-
Installment	427	-	-	427
Residential real estate:
Commercial	48,594	-	861	49,455
Mortgage	32,459	34	1,676	34,169
HELOC	1,418	-	-	1,418
Installment	1,169	-	1	1,170
Consumer	1,926	-	629	2,555
Leases	-	-	-	-
Total loans	$238,690	$34	$3,192	$241,916

	December 31, 2010
(In thousands)	Nonaccrual loans	Restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,276	$-	$-	$19,276
Commercial real estate	57,941	-	20	57,961
Construction real estate:
Vision commercial land and development	87,424	-	-	87,424
Remaining commercial	27,080	-	-	27,080
Mortgage	354	-	-	354
Installment	417	-	13	430
Residential real estate:
Commercial	60,227	-	-	60,227
Mortgage	32,479	-	2,175	34,654
HELOC	964	-	149	1,113
Installment	1,195	-	277	1,472
Consumer	1,911	-	1,059	2,970
Leases	-	-	-	-
Total loans	$289,268	$-	$3,693	$292,961

The following table provides additional information regarding those nonaccrual loans that are individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
(In thousands)	Nonaccrual loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$24,008	$24,008	$-	$19,276	$19,205	$71
Commercial real estate	47,243	47,243	-	57,941	57,930	11
Construction real estate:
Vision commercial land and development	47,761	46,847	914	87,424	86,491	933
Remaining commercial	33,685	33,685	-	27,080	27,080	-
Mortgage	-	-	-	354	-	354
Installment	427	-	427	417	-	417
Residential real estate:
Commercial	48,594	48,594	-	60,227	60,227	-
Mortgage	32,459	-	32,459	32,479	-	32,479
HELOC	1,418	-	1,418	964	-	964
Installment	1,169	-	1,169	1,195	-	1,195
Consumer	1,926	23	1,903	1,911	-	1,911
Leases	-	-	-	-	-	-
Total loans	$238,690	$200,400	$38,290	$289,268	$250,933	$38,335

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$15,463	$12,271	$-	$9,347	$8,891	$-
Commercial real estate	44,827	31,624	-	24,052	19,697	-
Construction real estate:
Vision commercial land and development	32,843	12,229	-	23,021	20,162	-
Remaining commercial	24,403	20,963	-	15,192	14,630	-
Residential real estate:
Commercial	40,176	36,225	-	51,261	47,009	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial, financial and agricultural	14,619	11,737	3,265	11,801	10,314	3,028
Commercial real estate	16,232	15,619	9,213	42,263	38,233	10,001
Construction real estate:
Vision commercial land and development	63,696	34,618	11,763	92,122	66,329	23,585
Remaining commercial	21,918	12,722	3,586	20,676	12,450	2,802
Residential real estate:
Commercial	14,890	12,369	4,960	14,799	13,218	4,043
Consumer	23	23	23	-	-	-
Total	$289,090	$200,400	$32,810	$304,534	$250,933	$43,459

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At June 30, 2011 and December 31, 2010, there were $44.4 million and $12.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $44.3 million and $41.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2011 and December 31, 2010, of $32.8 million and $43.5 million, respectively, related to loans with a recorded investment of $87.1 million and $140.5 million.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment for the three and six months ended June 30, 2011:

		Three months ended June 30, 2011		Six months ended June 30, 2011
	Recorded investment as of June 30, 2011	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
(in thousands)
Commercial, financial and agricultural	$24,008	$20,688	$41	$20,203	$106
Commercial real estate	47,243	51,359	54	53,619	124
Construction real estate:
Vision commercial land and development	46,847	71,682	-	77,711	-
Remaining commercial	33,685	27,998	136	27,616	214
Residential real estate:
Commercial	48,594	55,096	14	57,269	153
Consumer	23	5	1	12	1
Total	$200,400	$226,828	$246	$236,430	$598

The following tables present the aging of the recorded investment in past due loans as of June 30, 2011 and December 31, 2010 by class of loans.

	June 30, 2011
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$6,007	$21,096	$27,103	$731,316	$758,419
Commercial real estate	3,106	36,369	39,475	1,222,592	1,262,067
Construction real estate:
Vision commercial land and development	309	41,860	42,169	69,120	111,289
Remaining commercial	99	13,757	13,856	168,019	181,875
Mortgage	402	-	402	21,034	21,436
Installment	393	386	779	15,784	16,563
Residential real estate:
Commercial	3,014	18,461	21,475	434,742	456,217
Mortgage	17,041	22,893	39,934	912,619	952,553
HELOC	770	664	1,434	254,393	255,827
Installment	1,120	781	1,901	51,380	53,281
Consumer	9,313	1,994	11,307	642,881	654,188
Leases	-	-	-	2,312	2,312
Total loans	$41,574	$158,261	$199,835	$4,526,192	$4,726,027
* Includes $3.2 million of loans past due 90 days or more and accruing.

	December 31, 2010
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$2,247	$15,622	$17,869	$722,919	$740,788
Commercial real estate	9,521	53,269	62,790	1,168,630	1,231,420
Construction real estate:
Vision commercial land and development	2,406	65,130	67,536	104,080	171,616
Remaining commercial	141	19,687	19,828	176,487	196,315
Mortgage	479	148	627	25,794	26,421
Installment	235	399	634	12,547	13,181
Residential real estate:
Commercial	3,281	26,845	30,126	436,180	466,306
Mortgage	17,460	24,422	41,882	867,555	909,437
HELOC	1,396	667	2,063	259,414	261,477
Installment	1,018	892	1,910	58,540	60,450
Consumer	11,204	2,465	13,669	656,447	670,116
Leases	5	-	5	2,658	2,663
Total loans	$49,393	$209,546	$258,939	$4,491,251	$4,750,190
* Includes $3.6 million of loans past due 90 days or more and accruing.

Management’s policy is to initially place all renegotiated loans (troubled debt restructurings) on nonaccrual status.  At June 30, 2011 and December 31, 2010, there were $72.6 million and $80.7 million, respectively, of troubled debt restructurings included in nonaccrual loan totals.  Many of these troubled debt restructurings are performing under the renegotiated terms.  At June 30, 2011 and December 31, 2010, $47.9 million and $50.3 million of the total troubled debt restructurings were included within current loans above.  Management will continue to review the renegotiated loans and may determine it appropriate to move certain of the loans back to accrual status in the future.  At June 30, 2011 and December 31, 2010, Park had commitments to lend $502,000 and $434,000, respectively, of additional funds to borrowers whose terms had been modified in a troubled debt restructuring.

Management utilizes past due information as a credit quality indicator across the loan portfolio.  The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) throughout the consumer loan segment.  The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8.  Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate.  A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss.  Commercial loans with grades of 1 to 4 (pass-rated) are considered to be of acceptable credit risk.  Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.  Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans.  Loans classified as substandard loans are inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Any commercial loan graded an 8 (loss) is completely charged-off.  The tables below present the recorded investment by loan grade at June 30, 2011 and December 31, 2010 for all commercial loans.

	June 30, 2011
(in thousands)	5 Rated	6 Rated	Nonaccrual	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$18,067	$12,540	$24,008	$703,804	$758,419

Commercial real estate	57,223	26,431	47,243	1,131,170	1,262,067

Construction real estate:
Vision commercial land and development	9,943	4,803	47,761	48,782	111,289
Remaining commercial	8,495	22,340	33,685	117,355	181,875

Residential real estate:
Commercial	22,779	17,398	48,594	367,446	456,217

Leases	-	-	-	2,312	2,312

Total Commercial Loans	$116,507	$83,512	$201,291	$2,370,869	$2,772,179

	December 31, 2010
(in thousands)	5 Rated	6 Rated	Nonaccrual	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$26,322	$11,447	$19,276	$683,743	$740,788

Commercial real estate	57,394	26,992	57,941	1,089,093	1,231,420

Construction real estate:
Vision commercial land and development	10,220	7,941	87,424	66,031	171,616
Remaining commercial	14,021	39,062	27,080	116,152	196,315

Residential real estate:
Commercial	29,206	18,117	60,227	358,756	466,306

Leases	-	-	-	2,663	2,663

Total Commercial Loans	$137,163	$103,559	$251,948	$2,316,438	$2,809,108

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and June 30, 2010 is summarized. As noted below, management included a reallocation of the beginning allowance for credit losses balance, which primarily impacted the commercial loan segments of the loan portfolio. At December 31, 2010, management’s allowance calculation was performed in the aggregate for all commercial loans and then allocated across each segment of the commercial loan portfolio on a pro rata basis. During the first quarter of 2011, management determined that it would be more appropriate to perform the allowance calculation at the segment level and has provided an adjusted beginning balance for the allowance for credit losses in the six months ended June 30, 2011 table below.

	Three months ended June 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses

Beginning balance:	$11,791	$22,574	$53,672	$31,553	$7,265	$4	$126,859
Charge-offs	5,030	6,565	23,679	4,789	1,942	-	42,005
Recoveries	327	22	117	390	577	-	1,433
Net Charge-offs	4,703	6,543	23,562	4,399	1,365	-	40,572
Provision	5,519	6,439	5,170	4,951	1,821	-	23,900
Ending balance	$12,607	$22,470	$35,280	$32,105	$7,721	$4	$110,187

	Six months ended June 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses

Beginning balance:	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397
Reallocation of allowance	(1,888)	(6,604)	5,759	2,948	(189)	(26)	-
Adjusted beginning balance:	11,696	21,911	51,953	28,793	7,039	5	121,397
Charge-offs	5,764	8,350	27,099	7,276	3,915	-	52,404
Recoveries	896	824	213	891	967	3	3,794
Net Charge-offs	4,868	7,526	26,886	6,385	2,948	(3)	48,610
Provision	5,779	8,085	10,213	9,697	3,630	(4)	37,400
Ending balance	$12,607	$22,470	$35,280	$32,105	$7,721	$4	$110,187

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 is summarized as follows:

(In thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010
Allowance for credit losses

Beginning balance:	$119,674	$116,717
Charge-offs	13,273	28,851
Recoveries	1,025	3,010
Net Charge-offs	12,248	25,841
Provision	13,250	29,800
Ending balance	$120,676	$120,676

The composition of the allowance for loan losses at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,265	$9,213	$15,372	$4,960	$-	$-	$32,810
Collectively evaluated for impairment	9,342	13,257	19,908	27,145	7,721	4	77,377
Total ending allowance balance	$12,607	$22,470	$35,280	$32,105	$7,721	$4	$110,187

Loan Balance:
Loans individually evaluated for impairment	$24,008	$47,243	$80,532	$48,594	$23	$-	$200,400
Loans collectively evaluated for impairment	731,785	1,210,049	249,800	1,664,974	651,227	2,278	4,510,113
Total ending loan balance	$755,793	$1,257,292	$330,332	$1,713,568	$651,250	$2,278	$4,710,513

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	13.60%	19.50%	19.09%	10.21%	-	-	16.37%
Loans collectively evaluated for impairment	1.28%	1.10%	7.97%	1.63%	1.19%	0.18%	1.72%
Total ending loan balance	1.67%	1.79%	10.68%	1.87%	1.19%	0.18%	2.34%

Recorded Investment:
Loans individually evaluated for impairment	$24,008	$47,243	$80,532	$48,594	$23	$-	$200,400
Loans collectively evaluated for impairment	734,411	1,214,824	250,631	1,669,284	654,165	2,312	4,525,627
Total ending loan balance	$758,419	$1,262,067	$331,163	$1,717,878	$654,188	$2,312	$4,726,027

	December 31, 2010
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	10,556	18,514	19,807	21,802	7,228	31	77,938
Total ending allowance balance	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397

Reallocated allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	8,668	11,910	25,566	24,750	7,039	5	77,938
Total ending allowance balance	$11,696	$21,911	$51,953	$28,793	$7,039	$5	$121,397

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Reallocated allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	17.26%	23.23%	6.71%	-	-	17.32%
Loans collectively evaluated for impairment	1.21%	1.02%	8.73%	1.52%	1.06%	0.19%	1.74%
Total ending loan balance	1.59%	1.79%	12.78%	1.70%	1.06%	0.19%	2.57%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

Loans collectively evaluated for impairment above include all performing loans at June 30, 2011 and December 31, 2010, as well as nonperforming loans internally classified as consumer loans.  Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses.  Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2011 and December 31, 2010, which are evaluated for impairment in accordance with GAAP (see Note 1 of Park’s 2010 Annual Report).

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2010.

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Income available to common shareholders	$18,853	$19,715	$38,767	$39,042
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,919	15,114,846	15,398,925	14,998,810
Effect of dilutive options and warrants	674	-	2,581	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,399,593	15,114,846	15,401,506	14,998,810
Earnings per common share:
Basic earnings per common share	$1.22	$1.30	$2.52	$2.60
Diluted earnings per common share	$1.22	$1.30	$2.52	$2.60

As of June 30, 2011 and 2010, options to purchase 75,545 and 82,700 common shares, respectively, were outstanding under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”). A warrant to purchase 227,376 common shares was outstanding at both June 30, 2011 and 2010 as a result of Park’s participation in the U.S. Treasury’s Capital Purchase Program (the “CPP”).  Additionally, warrants to purchase an aggregate of 35,992 common shares (the “December 2010 Warrants”) were outstanding at June 30, 2011 as a result of the issuance of common stock and warrants on December 10, 2010.  Warrants to purchase an aggregate of 175,900 common shares (the “October 2009 Warrants”) were outstanding at June 30, 2010 as a result of the issuance of common stock and warrants on October 30, 2009.  All October 2009 Warrants were exercised or expired as of October 30, 2010 and thus had no impact on the periods ended June 30, 2011.

The common shares represented by the options and the December 2010 Warrants for the three and six months ended June 30, 2011, totaling a weighted average of 139,492 and 144,514, respectively, and the common shares represented by the options, the CPP warrant and the October 2009 warrants for the three and six months ended June 30, 2010, totaling a weighted average of 718,482 and 849,526, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was not included in the three month and six month weighted average of 139,492 and 144,514 at June 30, 2011, as the dilutive effect of this warrant was 674 and 2,581 shares of common stock for the three and six month periods ended June 30, 2011.  The exercise price of the CPP warrant to purchase 227,376 common shares is $65.97.

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

Operating Results for the three months ended June 30, 2011
(in thousands)	PNB	VB	All Other	Total
Net interest income	$60,542	$7,000	$2,480	$70,022
Provision for loan losses	4,975	18,400	525	23,900
Other income (loss) and security gains	30,403	(246)	(1,559)	28,598
Other expense	36,315	8,174	2,518	47,007
Net income (loss)	34,250	(12,855)	(1,078)	20,317

Balance at June 30, 2011
Assets	$6,565,419	$750,642	$12,625	$7,328,686

Operating Results for the three months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,612	$6,914	$2,195	$68,721
Provision for loan losses	3,800	8,900	550	13,250
Other income (loss) and security gains	20,840	(756)	78	20,162
Other expense	35,752	8,237	3,012	47,001
Net income (loss)	27,850	(6,756)	72	21,166

Balance at June 30, 2010
Assets	$6,215,606	$863,315	$14,177	$7,093,098

Operating Results for the six months ended June 30, 2011
(in thousands)	PNB	VB	All Other	Total
Net interest income	$120,779	$13,755	$4,801	$139,335
Provision for loan losses	9,950	26,400	1,050	37,400
Other income (loss) and security gains	53,300	(3,422)	(1,474)	48,404
Other expense	72,636	15,599	5,118	93,353
Net income (loss)	63,279	(20,519)	(1,065)	41,695

Operating Results for the six months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$118,011	$13,805	$4,285	$136,101
Provision for loan losses	8,550	20,200	1,050	29,800
Other income (loss) and security gains	45,618	(605)	163	45,176
Other expense	72,554	16,091	6,246	94,891
Net income (loss)	56,185	(14,212)	(28)	41,945

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and six month periods ended June 30, 2011 and 2010. The reconciling amounts for consolidated total assets for the periods ended June 30, 2011 and 2010, consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 8 – Stock Option Plan

Park did not grant any stock options during the six month periods ended June 30, 2011 and 2010. Additionally, no stock options vested during the first six months of 2011 or 2010.

The following table summarizes stock option activity during the first six months of 2011.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	78,075	$74.96
Granted	-	-
Exercised	-	-
Forfeited/Expired	2,530	74.96
Outstanding at June 30, 2011	75,545	$74.96

All of the stock options outstanding at June 30, 2011 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2011 was $0.  In addition, no stock options were exercised during the first six months of 2011 or 2010. The weighted average contractual remaining term was 1.44 years for the stock options outstanding at June 30, 2011.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At June 30, 2011, incentive stock options granted under the 2005 Plan covering 75,545 common shares were outstanding. At June 30, 2011, Park held 488,761 treasury shares that are available for the 2005 Plan.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2011 and December 31, 2010 respectively, Park had approximately $7.5 million and $8.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate segments in Notes 4 and 5.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six months ended June 30, 2011 and June 30, 2010, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2011, were as follows:

(in thousands)
June 30, 2011 Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$308,300	$1,754	$1,399	$308,655
Obligations of states and political subdivisions	4,996	113	-	5,109
U.S. Government sponsored entities asset-backed securities	792,977	12,374	3,427	801,924
Other equity securities	938	814	43	1,709
Total	$1,107,211	$15,055	$4,869	$1,117,397

June 30, 2011 Securities Held-to-Maturity	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$2,077	$5	$-	$2,082
U.S. Government sponsored entities asset-backed securities	773,234	16,083	5,177	784,140
Total	$775,311	$16,088	$5,177	$786,222

Management does not believe any of the unrealized losses at June 30, 2011 or December 31, 2010, represents an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2011, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
June 30, 2011 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$74,936	$1,399	$-	$-	$74,936	$1,399
U.S. Government sponsored entities asset-backed securities	407,954	3,427	-	-	407,954	3,427
Other equity securities	81	30	215	13	296	43
Total	$482,971	$4,856	$215	$13	$483,186	$4,869

June 30, 2011 Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$312,382	$5,177	$-	$-	$312,382	$5,177

Investment securities at December 31, 2010, were as follows:

(in thousands)
December 31, 2010 Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$272,301	$2,968	$1,956	$273,313
Obligations of states and political subdivisions	10,815	281	52	11,044
U.S. Government sponsored entities asset-backed securities	990,204	30,633	9,425	1,011,412
Other equity securities	938	858	43	1,753
Total	$1,274,258	$34,740	$11,476	$1,297,522

December 31, 2010 Securities Held-to-Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of states and political subdivisions	$3,167	$7	$-	$3,174
U.S. Government sponsored entities asset-backed securities	670,403	17,157	4,620	682,940
Total	$673,570	$17,164	$4,620	$686,114

Securities with unrealized losses at December 31, 2010, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
December 31, 2010 Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$74,379	$1,956	$-	$-	$74,379	$1,956
Obligations of states and political subdivisions	1,459	52			1,459	52
U.S. Government sponsored entities asset-backed securities	418,156	9,425	-	-	418,156	9,425
Other equity securities	74	29	221	14	295	43
Total	$494,068	$11,462	$221	$14	$494,289	$11,476

December 31, 2010 Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$297,584	$4,620	$-	$-	$297,584	$4,620

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2011, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$211,965	$213,429
Due one through five years	-	-
Due five through ten years	96,335	95,226
Total	$308,300	$308,655

Obligations of states and political subdivisions:
Due within one year	$3,695	$3,712
Due one through five years	1,301	1,397
Total	$4,996	$5,109

U.S. Government sponsored entities asset-backed securities:
Total	$792,977	$801,924

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$2,077	$2,082
Total	$2,077	$2,082
U.S. Government sponsored entities asset-backed securities:
Total	$773,234	$784,140

Approximately $278 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes.  These callable securities have a final maturity in 7 to 11 years, but are shown in the table at their expected call date.  The remaining $30 million of securities in this category are U.S. sponsored entities discount notes that mature within two months.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	June 30,	December 31,
(in thousands)	2011	2010
Federal Home Loan Bank stock	$61,282	$61,823
Federal Reserve Bank stock	6,876	6,876
Total	$68,158	$68,699

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $14 million and zero for the six month periods ended June 30, 2011 and 2010, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$1,139	$918	$2,278	$1,836
Interest cost	992	896	1,984	1,792
Expected return on plan assets	(1,886)	(1,457)	(3,772)	(2,914)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	352	270	705	540
Benefit expense	$602	$632	$1,205	$1,264

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

At June 30, 2011, the interest rate swap’s fair value of $(1.3) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter or six months ended June 30, 2011. At June 30, 2011, the variable rate on the $25 million subordinated note was 2.25% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the six months ended June 30, 2011, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $193,000 (net of taxes of $104,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of June 30, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of June 30, 2011, Park had mortgage loan interest rate lock commitments outstanding of approximately $18.0 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At June 30, 2011, the fair value of the derivative instruments was approximately $242,000.  The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2011, the fair value of the swap liability of $200,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.42 billion at June 30, 2011, compared to $1.53 billion at June 30, 2010.  At June 30, 2011, $32.2 million of the sold mortgage loans were sold with recourse compared to $48.3 million at June 30, 2010.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At June 30, 2011, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three months ended June 30, 2011	Six months ended June 30, 2011
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,365	$10,488
Additions	309	638
Amortization	(415)	(935)
Changes in valuation inputs & assumptions	-	68

Carrying amount, net, end of period	$10,259	$10,259

Valuation allowance:
Beginning of period	$680	$748
Changes due to fair value adjustments	-	(68)
End of period	$680	$680

Servicing fees included in other service income were $1.4 million and $2.8 million for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, servicing fees included in other service income were $1.4 million and $2.7 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2011
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$308,655	$-	$308,655
Obligations of states and political subdivisions	-	5,109		5,109
U.S. Government sponsored entities’ asset-backed securities	-	801,924	-	801,924
Equity securities	968	-	741	1,709
Mortgage loans held for sale	-	7,456	-	7,456
Mortgage IRLCs	-	242	-	242

Liabilities
Interest rate swap	$-	$1,338	$-	$1,338
Fair value swap	-	-	200	200

Fair Value Measurements at December 31, 2010 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2010
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$273,313	$-	$273,313
Obligations of states and political subdivisions	-	8,446	2,598	11,044
U.S. Government sponsored entities’ asset-backed securities	-	1,011,412	-	1,011,412
Equity securities	1,008	-	745	1,753
Mortgage loans held for sale	-	8,340	-	8,340
Mortgage IRLCs	-	166	-	166

Liabilities
Interest rate swap	$-	$1,634	$-	$1,634
Fair value swap	-	-	60	60

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six month periods ended June 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended June 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at March 31, 2011	$2,470	$740	$(60)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	-	1	-
Purchases, sales, issuances and settlements, other, net	(2,470)	-	(140)
Balance June 30, 2011	$0	$741	$(200)

Balance, at March 31, 2010	$2,744	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	12	-	-
Purchases, sales, issuances and settlements, other, net	-	-	160
Balance June 30, 2010	$2,756	$-	$(340)

Level 3 Fair Value Measurements Six months ended June 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-		-
Included in earnings – unrealized	(128)		-
Included in other comprehensive income	-	(4)	-
Purchases, sales, issuances and settlements, other, net	(2,470)		(140)
Balance June 30, 2011	$0	$741	$(200)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	5	-	-
Purchases, sales, issuances and settlements, other, net	-	-	160
Balance June 30, 2010	$2,756	$-	$(340)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at June 30, 2011 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at June 30, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$15,760	$15,760
Commercial real estate	-	-	23,353	23,353
Construction real estate:
Vision commercial land and development	-	-	34,437	34,437
Remaining commercial	-	-	11,767	11,767
Residential real estate	-	-	12,291	12,291
Total impaired loans	$-	$-	$97,608	$97,608
Mortgage servicing rights	-	2,526	-	2,526
Other real estate owned	-	-	47,997	47,997

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,354	32,354
Construction real estate:
Vision commercial land and development			45,121	45,121
Remaining commercial			10,202	10,202
Residential real estate			15,304	15,304
Total impaired loans	$-	$-	$111,257	$111,257
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	44,325	44,325

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $200.4 million at June 30, 2011, offset by partial charge-offs of $88.7 million.  In addition, these loans had a specific valuation allowance of $32.8 million. Of the $200.4 million impaired loan portfolio, loans with a book value of $130.4 million were carried at their fair value of $97.6 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $70.0 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $111.3 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $43.5 million.  The remaining $96.2 million of impaired loans at December 31, 2010 were carried at cost.

MSRs, which are carried at the lower of cost or fair value, were recorded at $10.3 million at June 30, 2011. Of the $10.3 million MSR carrying balance at June 30, 2011, $2.5 million was recorded at fair value and included a valuation allowance of $680,000.  The remaining $7.8 million was recorded at cost, as the fair value exceeds cost at June 30, 2011.  MSRs do not trade in active, open markets with readily observable prices.  For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available.  As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received.  Significant inputs include the discount rate and assumed prepayment speeds utilized.  The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified Level 2.  At December 31, 2010, MSRs were recorded at $10.5 million, including a valuation allowance of $748,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At June 30, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $48.0 million and $44.3 million, respectively.  The financial impact of OREO devaluation adjustments for the three month and six month periods ended June 30, 2011 was $5.3 million and $9.7 million, respectively.

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

The fair value of financial instruments at June 30, 2011 and December 31, 2010, was as follows:

(in thousands)	June 30, 2011		December 31, 2010

Financial assets:	Carrying value	Fair value	Carrying value	Fair value
Cash and money market instruments	$217,116	$217,116	$133,780	$133,780
Investment securities	1,892,708	1,903,619	1,971,092	1,983,636
Accrued interest receivable	22,624	22,624	24,137	24,137
Mortgage loans held for sale	7,456	7,456	8,340	8,340
Impaired loans carried at fair value	97,608	97,608	111,257	111,257
Other loans	4,495,262	4,507,242	4,491,691	4,511,419
Loans receivable, net	$4,600,326	$4,612,306	$4,611,288	$4,631,016

Financial liabilities:
Noninterest bearing checking accounts	$984,160	$984,160	$937,719	$937,719
Interest bearing transactions accounts	1,485,383	1,485,383	1,283,159	1,283,159
Savings accounts	950,777	950,777	899,288	899,288
Time deposits	1,832,992	1,843,327	1,973,903	1,990,163
Other	4,205	4,205	1,351	1,351
Total deposits	$5,257,517	$5,267,852	$5,095,420	$5,111,680

Short-term borrowings	$234,112	$234,112	$663,669	$663,669
Long-term debt	821,202	889,068	636,733	699,080
Subordinated debentures/notes	75,250	66,681	75,250	63,099
Accrued interest payable	5,732	5,732	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,338	$1,338	$1,634	$1,634
Fair value swap	200	200	60	60

Note 16 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three and six month periods ended June 30, 2011, Park recognized a charge to retained earnings of $1.5 million and $2.9 million, respectively, representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

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

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the three and six month periods ended June 30, 2011 and 2010:

Six months ended June 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2011:
Unrealized gains on available-for-sale securities	$8,919	$3,121	$5,798
Reclassification adjustment for gains realized in net income	(21,997)	(7,699)	(14,298)
Unrealized net holding gain on cash flow hedge	297	104	193
Other comprehensive loss	$(12,781)	$(4,474)	$(8,307)

2010:
Unrealized gains on available-for-sale securities	$12,479	$4,368	$8,111
Reclassification adjustment for gains realized in net income	(11,819)	(4,137)	(7,682)
Unrealized net holding loss on cash flow hedge	(324)	(113)	(211)
Other comprehensive income	$336	$118	$218

Three months ended June 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2011:
Unrealized gains on available-for-sale securities	$12,085	$4,229	$7,856
Reclassification adjustment for gains realized in net income	(15,362)	(5,377)	(9,985)
Unrealized net holding gain on cash flow hedge	93	33	60
Other comprehensive loss	$(3,184)	$(1,115)	$(2,069)

2010:
Unrealized gains on available-for-sale securities	$6,934	$2,428	$4,506
Reclassification adjustment for gains realized in net income	(3,515)	(1,231)	(2,284)
Unrealized net holding loss on cash flow hedge	(153)	(53)	(100)
Other comprehensive income	$3,266	$1,144	$2,122

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

June 30, 2011:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	10,186	3,565	6,621
Unrealized net holding loss on cash flow hedge	(1,337)	(468)	(869)
Total accumulated other comprehensive loss	$(15,654)	$(5,479)	$(10,175)

December 31, 2010:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	23,264	8,143	15,121
Unrealized net holding loss on cash flow hedge	(1,634)	(572)	(1,062)
Total accumulated other comprehensive loss	$(2,873)	$(1,005)	$(1,868)

June 30, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	47,006	16,452	30,554
Unrealized net holding loss on cash flow hedge	(1,807)	(632)	(1,175)
Total accumulated other comprehensive income	$24,430	$8,551	$15,879

Note 18 — Sale of Common Shares and Issuance of Common Stock Warrants

No additional shares of common stock were issued during the three and six months ended June 30, 2011.  Outstanding as of June 30, 2011 were 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010.  The Series B Common Share Warrants have an exercise price of $76.41 and an expiration date of December 10, 2011.   The 35,992 Series A Common Share Warrants issued in December 2010 were not exercised and expired on June 10, 2011.

Note 19 – Regulatory Update

In a Current Report on Form 8-K filed on June 30, 2011, management reported that the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial Regulation (“OFR”) had communicated their preliminary on-site examination findings to the management of Vision Bank. As reported in the June 30, 2011 Form 8-K, the FDIC and the OFR have taken exception to approximately $18 million in guarantor support underlying certain impaired commercial loans, which had been incorporated into our analysis of the allowance for loan losses at Vision Bank. On August 1, 2011, management of Vision Bank received the final report of examination from the OFR, which was consistent with the preliminary findings communicated to management at the on-site exit meeting.  Management still has the intention to appeal the findings from the FDIC and OFR when the report of examination is received from the FDIC.  It remains possible that management could be required to re-file the December 31, 2010 call report for Vision Bank if we are unsuccessful upon appeal. The amount of underlying guarantor support specific to the $18 million noted by the FDIC and the OFR has been reduced to $12.7 million at June 30, 2011.

The $18 million in guarantor support noted by the FDIC and the OFR constitutes the majority of the guarantor support that management had incorporated into the analysis of allowance for loan losses at December 31, 2010, which totaled $21.6 million.  The $21.6 million in total guarantor support at December 31, 2010, related to 25 individual credit relationships, has declined to $13.1 million at June 30, 2011.  The decline in guarantor support of $8.5 million during 2011 consists of the following: (1) cash payments received of approximately $2.1 million; (2) new appraisal information received in 2011 that resulted in increases in collateral values of approximately $1.0 million; and (3) charge-offs or additional specific reserves of approximately $5.4 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q for the period ended March 31, 2011 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At June 30, 2011, OREO totaled $48.0 million, representing an 8.4% increase compared to $44.3 million at December 31, 2010.  The $3.7 million net increase in OREO during the first six months of 2011 was a result of $23.9 million in new OREO offset by sales of $10.5 million and devaluations of $9.7 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. At June 30, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $146.3 million. This was 11.5% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $97.6 million (or 66.7%) of the total amount of Level 3 inputs. Additionally, there were $70.0 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2011 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks, deposit and loan totals for the Park subsidiary banks and banking industry comparable information. At June 30, 2011, on a consolidated basis, Park had core deposit intangibles of $4.7 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheet of PNB totaled $1.2 million and the core deposit intangibles at Vision Bank were $3.5 million. The goodwill asset of $72.3 million is carried on the balance sheet of PNB.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2011 and 2010

Summary Discussion of Results

Net income for the three months ended June 30, 2011 was $20.3 million compared to $21.2 million for the second quarter of 2010, a decrease of $849,000 or 4.0%.  Net income available to common shareholders (which is net of the preferred stock dividends and the related accretion) was $18.9 million for the second quarter of 2011 compared to $19.7 million for the three months ended June 30, 2010, a decrease of $862,000 or 4.4%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the second quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.22 for the second quarter of 2011 compared to $1.30 for the second quarter of 2010, a decrease of $0.08 per share or 6.2%.  Weighted average common shares outstanding were 15,398,919 for the three months ended June 30, 2011 compared to 15,114,846 common shares for the second quarter of 2010, an increase of 284,073 common shares or 1.9%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, issued from treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

Net income for the six months ended June 30, 2011 was $41.7 million compared to $41.9 million for the first half of 2010, a decrease of $250,000 or 0.6%.  Net income available to common shareholders was $38.8 million for the first six months of 2011 compared to $39.0 million for the same period in 2010, a decrease of $275,000 or 0.7%.  Preferred stock dividends and the related accretion of the discount on the preferred stock issued to the U.S. Treasury totaled $2.9 million for the first half of both 2011 and 2010.

Diluted earnings per common share were $2.52 for the six months ended June 30, 2011 compared to $2.60 for the first half of 2010, a decrease of $0.08 per share or 3.1%.  Weighted average common shares outstanding were 15,398,925 for the six months ended June 30, 2011 compared to 14,998,810 common shares for the six months ended 2010, an increase of 400,115 common shares or 2.7%.

The following tables compare the components of net income for the three and six month periods ended June 30, 2011 with the components of net income for the three and six month periods ended June 30, 2010.  This information is provided for Park, Vision Bank and Park excluding Vision Bank (“Park’s Ohio-based operations”).  In general, for the first six months of 2011, the operating results for Park’s Ohio-based operations were a little stronger than management projected, but the results for Vision Bank were weaker than anticipated.

Park – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$70,022	$68,721	1.89%	$139,335	$136,101	2.38%
Provision for loan losses	23,900	13,250	80.38%	37,400	29,800	25.50%
Total other income	13,236	16,647	-20.49%	26,407	33,357	-20.84%
Gain on sale of securities	15,362	3,515	337.04%	21,997	11,819	86.12%
Total other expense	47,007	47,001	0.01%	93,353	94,891	-1.62%
Income before taxes	$27,713	$28,632	-3.21%	$56,986	$56,586	0.71%
Income taxes	7,396	7,466	-0.94%	15,291	14,641	4.44%
Net income	$20,317	$21,166	-4.01%	$41,695	$41,945	-0.60%

The following table compares the guidance for 2011 that management provided in Park’s 2010 Annual Report with the actual results for the six month period ended June 30, 2011.  This guidance was included in Park’s 2010 Annual Report in the “Financial Review” section on pages 38 through 40.

(in thousands)	Projected results for 2011	50% of annual projection	Actual results for the first half of 2011
Net interest income	$268,000 to $278,000	$134,000 - $139,000	$139,335
Provision for loan losses	$47,000 to $57,000	$23,500 - $28,500	$37,400
Total other income	$63,000 to $67,000	$31,500 - $33,500	$26,407
Total other expense	$183,000 to $187,000	$91,500- $93,500	$93,353

Park’s management believes that the guidance previously provided for net interest income and total other expense continues to be a good estimate for 2011.

The provision for loan losses for the second quarter of 2011 was $23.9 million and was $37.4 million for the first six months of 2011.  The loan loss provision for the first half of 2011 was $8.9 million above management’s initial guidance provided in the 2010 Annual Report.  Park filed a Current Report on Form 8-K on June 30, 2011, indicating that the provision for loan losses at Vision Bank for the second quarter was going to be somewhat higher than management projected.  As a result, Park’s management has increased the range for the projected loan loss provision for the year ending December 31, 2011 by $9 million to a new range of $56 million to $66 million.  The provision for loan losses at Vision Bank for the second quarter of 2011 was $18.4 million, compared to $8.9 million for the same period in 2010.

Total other income was $13.2 million for the second quarter of 2011 and was $26.4 million for the first six months of 2011.  Total other income for the first half of 2011 was $5.1 million below the bottom of the range for management’s guidance for the first half of 2011.  The poor performance in total other income has primarily been due to the large devaluations of other real estate owned (“OREO”) at Vision Bank.  OREO devaluations for Park were $5.3 million for the second quarter of 2011 and $9.7 million for the first six months of 2011.  As a result of these devaluations, Park’s management has reduced the range for projected total other income for 2011 by $5 million to a range of $58 million to $62 million.

Park’s management sold $192 million of 15-year U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $15.4 million late in the second quarter of 2011.  These securities were sold at a price of approximately 107.4% of the principal balance, with an estimated yield to the buyer of 1.92%.  These securities had a weighted average yield to Park of 5.25% and a remaining average maturity of 2.6 years.  Management expects to complete the reinvestment of the proceeds from the June 2011 sales by August 31, 2011 in U.S. Government sponsored entity collateralized mortgage obligations.  During the first quarter of 2011, Park sold $105 million of 15-year U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $6.6 million.  Collectively for the first two quarters of 2011, Park has sold $297 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $22.0 million.

Management does not currently forecast the sale of additional securities in 2011.  However, the sale of additional securities for a gain in 2011 is possible.  At June 30, 2011, Park owned approximately $55 million of U.S. Government sponsored entity mortgage-backed securities with a coupon interest rate of 5.00% or higher.  This portion of the investment portfolio has a weighted average book yield of 5.63% and an unrealized gain of $4.9 million.

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$7,000	$6,914	1.24%	$13,755	$13,805	-0.36%
Provision for loan losses	18,400	8,900	106.74%	26,400	20,200	30.69%
Other income	(2,074)	(756)	-174.34%	(5,250)	(605)	-767.77%
Gain on sale of securities	1,828	-----	N.M.	1,828	----	N.M.
Other expense	8,174	8,237	-0.76%	15,599	16,091	-3.06%
Loss before taxes	$(19,820)	$(10,979)	-80.53%	$(31,666)	$(23,091)	-37.14%
Income tax credits	(6,965)	(4,223)	-64.93%	(11,147)	(8,879)	-25.54%
Net loss	$(12,855)	$(6,756)	-90.28%	$(20,519)	$(14,212)	-44.38%
N.M. – Not Meaningful

The operating results for Vision Bank for the second quarter of 2011 and for the six months ended June 30, 2011 were worse than management forecast.  As previously mentioned, the loan loss provision for the second quarter of 2011 was $18.4 million, compared to $8.9 million for the second quarter of 2010.  The $18.4 million loan loss provision for the quarter was primarily due to the reappraisal of collateral and management’s typical quarterly procedures related to expected future cash flows on certain nonaccrual loans.  Total other income for Vision Bank was a loss of $2.1 million for the second quarter of 2011 and a loss of $5.3 million for the first six months of 2011.  These losses were largely due to $3.3 million in OREO devaluations during the three months ended June 30, 2011 and $7.6 million for the first six months of 2011.  Management expects that devaluations of OREO will be much less during the second half of 2011, as most of the OREO has already been reappraised in 2011.

The following table provides a summary income statement for Park excluding Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$63,022	$61,807	1.97%	$125,580	$122,296	2.69%
Provision for loan losses	5,500	4,350	26.44%	11,000	9,600	14.58%
Other income	15,310	17,403	-12.03%	31,657	33,962	-6.79%
Gain on sale of securities	13,534	3,515	285.04%	20,169	11,819	70.65%
Other expense	38,833	38,764	0.18%	77,754	78,800	-1.33%
Income before taxes	$47,533	$39,611	20.00%	$88,652	$79,677	11.26%
Income taxes	14,361	11,689	22.86%	26,438	23,520	12.41%
Net income	$33,172	$27,922	18.80%	$62,214	$56,157	10.79%

The operating results for Park’s Ohio-based banking divisions were better than management’s forecast for the first half of 2011.  Excluding the after-tax impact of security gains, net income would have been $49.1 million for the first half of 2011 compared to $48.5 million for the first six months of 2010.

Net Interest Income Comparison for the Second Quarter of 2011 and 2010

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income increased by $1.3 million or 1.9% to $70.0 million for the second quarter of 2011 compared to $68.7 million for the second quarter of 2010.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the second quarter of 2011 with the same quarter in 2010.

Three months ended June 30,
	2011		2010
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,743,696	5.61%	$4,604,481	5.84%
Taxable investments	1,972,676	3.86%	1,751,343	4.64%
Tax exempt investments	8,179	7.01%	17,601	7.23%
Money market instruments	21,239	0.15%	94,669	0.22%
Interest earning assets	$6,745,790	5.08%	$6,468,094	5.44%

Interest bearing deposits	$4,301,872	0.67%	$4,288,551	1.04%
Short-term borrowings	290,293	0.27%	283,686	0.43%
Long-term debt	881,534	3.44%	729,320	3.92%
Interest bearing liabilities	$5,473,699	1.09%	$5,301,557	1.40%
Excess interest earning assets	$1,272,091		$1,166,537
Net interest spread		3.99%		4.04%
Net interest margin		4.19%		4.29%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the second quarter of 2011 increased by $278 million or 4.3% to $6,746 million compared to $6,468 million for the second quarter of 2010.  The average yield on interest earning assets decreased by 36 basis points to 5.08% for the second quarter of 2011 compared to 5.44% for the second quarter of 2010.

Average interest bearing liabilities for the second quarter of 2011 increased by $172 million or 3.2% to $5,474 million compared to $5,302 million for the second quarter of 2010.  The average cost of interest bearing liabilities decreased by 31 basis points to 1.09% for the second quarter of 2011 compared to 1.40% for the second quarter of 2010.

Interest Rates

Short-term interest rates continue to be extremely low.  The average federal funds rate was .13% for the first half of 2011, compared to .16% for the first six months of 2010.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to .25% in response to a severe recession in the U.S. economy.  Economic conditions began to improve in the second half of 2009 and continued to improve throughout 2010.  The economic recovery has continued during the first half of 2011, but the U.S. unemployment rate continues to be relatively high at 9.2% as of June 30, 2011.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to .25% during the last six months of 2011.  The annual average federal funds rate was .16% for 2009 and .18% for 2010.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $140 million or 3.0% to $4,744 million for the three months ended June 30, 2011, compared to $4,604 million for the second quarter of 2010.  The average yield on the loan portfolio decreased by 23 basis points to 5.61% for the second quarter of 2011 compared to 5.84% for the second quarter of 2010.

Total loan balances outstanding at June 30, 2011 were $4,711 million compared to $4,733 million at December 31, 2010, a decrease of $22 million or 0.5%.  This decrease in loan balances in 2011 was due to a decrease in loan balances at Vision Bank.  Total loan balances at Vision Bank decreased by approximately $75 million to $565 million at June 30, 2011.  Approximately $54 million of this decrease in loan balances at Vision Bank was due to a reduction in nonaccrual loans.  Park’s management continues to forecast modest loan growth for Park in 2011 with a projected increase of 1% to 3% for the year.

The average balance of taxable investment securities increased by $222 million or 12.7% to $1,973 million for the second quarter of 2011 compared to $1,751 million for the second quarter of 2010.  The average yield on taxable investment securities was 3.86% for the second quarter of 2011 compared to 4.64% for the second quarter of 2010.

The average balance of tax exempt investment securities decreased by $9.4 million or 53.4% to $8.2 million for the second quarter of 2011 compared to $17.6 million for the second quarter of 2010.  The tax equivalent yield on tax exempt investment securities was 7.01% for the second quarter of 2011 and 7.23% for the second quarter of 2010.  Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in the second half of 2011.

The average balance of money market instruments decreased by $74 million or 77.9% to $21 million for the second quarter of 2011 compared to $95 million for the second quarter of 2010.  The average yield on money market instruments was 0.15% for the second quarter of 2011 compared to 0.22% for the second quarter of 2010.

The amortized cost of total investment securities was $1,951 million at June 30, 2011, compared to $2,017 million at December 31, 2010.  At June 30, 2011, the tax equivalent yield on Park’s investment portfolio was 3.62% and the remaining average life was 3.2 years.

Average interest bearing deposit accounts increased by $13 million or 0.3% to $4,302 million for the second quarter of 2011 compared to $4,289 million for the second quarter of 2010.  The average interest rate paid on interest bearing deposits decreased by 37 basis points to 0.67% for the second quarter of 2011 compared to 1.04% for the second quarter last year.

Average total borrowings were $1,172 million for the three months ended June 30, 2011, compared to $1,013 million for the second quarter of 2010, an increase of $159 million or 15.7%.  The average interest rate paid on total borrowings was 2.65% for the second quarter of 2011 compared to 2.94% for the second quarter of 2010.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 5 basis points to 3.99% for the second quarter of 2011 compared to 4.04% for the second quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.19% for the second quarter of 2011 compared to 4.29% for the second quarter of 2010.

Net Interest Income Comparison for the First Half of 2011 and 2010

Net interest income increased by $3.2 million or 2.4% to $139.3 million for the first six months of 2011 compared to $136.1 million for the first half of 2010.  The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first six months of 2011 with the first half of 2010.

Six Months Ended June 30,
	2011		2010
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,743,387	5.62%	$4,610,944	5.86%
Taxable investments	1,956,365	3.92%	1,758,951	4.67%
Tax exempt investments	10,198	7.38%	17,915	7.36%
Money market instruments	24,078	.12%	110,146	.22%
Interest earning assets	$6,734,028	5.11%	$6,497,956	5.44%

Interest bearing deposits	$4,273,720	.70%	$4,327,567	1.10%
Short-term borrowings	340,550	.27%	294,914	.44%
Long-term debt	864,760	3.48%	729,468	3.92%
Interest bearing liabilities	$5,479,030	1.11%	$5,351,949	1.44%
Excess interest earning assets	$1,254,998		$1,146,007
Net interest spread		4.00%		4.00%
Net interest margin		4.20%		4.25%

(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets increased by $236 million or 3.6% to $6,734 million for the first six months of 2011 compared to $6,498 million for the first half of 2010.  The average yield on interest earning assets was 5.11% for the six months ended June 30, 2011 compared to 5.44% for the same period in 2010.

Average loans increased by $132 million or 2.9% to $4,743 million for the first half of 2011 compared to $4,611 million for the same period in 2010.  The average yield on loans was 5.62% for the first half of 2011 compared to 5.86% for the same period in 2010.

Average investment securities, including money market instruments, were $1,991 million for the first six months of 2011 compared to $1,887 million for the first half of 2010.  The average yield on taxable investment securities was 3.92% for the first half of 2011 and 4.67% for the first half of 2010 and the average tax equivalent yield on tax exempt securities was 7.38% in 2011 and 7.36% in 2010.

Average interest bearing liabilities increased by $127 million or 2.4% to $5,479 million for the first half of 2011 compared to $5,352 million for the same period in 2010.  The average cost of interest bearing liabilities was 1.11% for the first half of 2011 compared to 1.44% for the first six months of 2010.

Average interest bearing deposits decreased by $54 million or 1.2% to $4,274 million for the first six months of 2011 compared to $4,328 million for the first half of 2010.  The average interest rate paid on interest bearing deposit accounts was .70% for the first half of 2011 compared to 1.10% for the first half of 2010.

Average total borrowings were $1,205 million for the first half of 2011 compared to $1,024 million for the first six months of 2010.  The average interest rate paid on total borrowings was 2.57% for the first half of 2011 compared to 2.92% for the same period in 2010.

The net interest spread was 4.00% for the first half of 2011 and 2010.  The net interest margin decreased by 5 basis points to 4.20% for the six months ended June 30, 2011 compared to 4.25% for the first six months of 2010.

Guidance on Net Interest Income for 2011

Management provided guidance in Park’s 2010 Annual Report (page 38) that net interest income for 2011 would be approximately $268 million to $278 million, the tax equivalent net interest margin would be approximately 4.10% to 4.20% and the average interest earning assets for 2011 would be approximately $6,550 million.

The actual results for the first six months of 2011 were slightly above management’s guidance.  Net interest income for the first six months of 2011 was $139.3 million, which annualized would be approximately $281 million for 2011.  The tax equivalent net interest margin was 4.20% and average interest earning assets were $6,734 million for the first six months of 2011.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
June 2010	$6,468,094	$68,721	4.29%
September 2010	$6,484,941	$69,445	4.28%
December 2010	$6,447,046	$68,498	4.25%
March 2011	$6,722,136	$69,313	4.21%
June 2011	$6,745,790	$70,022	4.19%

Management’s current forecast projects that net interest income for 2011 will be near the top of the range of $268 million to $278 million.  Management also expects that average interest earning assets will be approximately $6,700 million for the remaining six months of 2011 and that the tax equivalent net interest margin will be about 4.05% for the last six months of 2011.

Provision for Loan Losses

The provision for loan losses was $23.9 million for the three months ended June 30, 2011, compared to $13.3 million for the same period in 2010. Net loan charge-offs were $40.6 million for the second quarter of 2011, compared to $12.2 million for the second quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 3.43% for the three months ended June 30, 2011, compared to 1.07% for the same period in 2010.

For the first six months of 2011, the provision for loan losses increased by $7.6 million to $37.4 million, compared to $29.8 million for the same period in 2010.  Net loan charge-offs were $48.6 million for the six months ended June 30, 2011, or 2.07% of average loans on an annualized basis, compared to $25.8 million, or 1.13% of average loans on an annualized basis, for the first six months of 2010.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at June 30, 2011, December 31, 2010 and June 30, 2010.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Total ALLL	$110,187	$121,397	$120,676
Less specific reserves at Park’s Ohio-based operations	14,132	12,976	6,059
Less specific reserves at Vision Bank	18,678	30,483	32,708
General reserves	$77,377	$77,938	$81,909

Total loans	$4,710,513	$4,732,685	$4,655,997
Less impaired commercial loans	200,400	250,933	203,574
Non-impaired loans	$4,510,113	$4,481,752	$4,452,423

Total ALLL to total loan ratio	2.34%	2.57%	2.59%
General reserves as a % of non-impaired loans	1.72%	1.74%	1.84%

As a result of the passage of time and more clarity on the characteristics of many of the impaired commercial loans at Vision Bank, during the second quarter of 2011, management determined that it was appropriate to charge-off many of the specific reserves previously established on impaired commercial loans. Of the $47.3 million of specific reserves at March 31, 2011, management determined it was appropriate to charge-off $29.3 million in the second quarter of 2011. These charge-offs of specific reserves, along with other charge-offs during the second quarter, resulted in the previously discussed 3.43% annualized charge-off ratio for the quarter.  Finally, partially off-setting the $29.3 million reduction in the specific reserves due to charge-offs, new specific reserves were established in the amount of $14.8 million as a result of management’s typical quarterly evaluation of impaired commercial loans. This quarterly evaluation includes a detailed review of the expected cash flows and the current estimate of the collateral value for all impaired commercial loans.  As a result of the second quarter evaluation, management noted some deterioration in either collateral value or expected cash flows within certain of the larger impaired commercial, land and development loans at Vision Bank and increased the specific reserves established for these loans.

The loan loss provision for Vision Bank was $18.4 million for the three months ended June 30, 2011, compared to $8.9 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $32.0 million, or an annualized 21.05% of average loans for the second quarter of 2011, compared to net loan charge-offs of $6.5 million, or 3.92% of average loans for the same period in 2010.  As discussed above, during the second quarter of 2011 Vision Bank charged off a significant portion of previously established specific reserves, resulting in the significant increase in net charge-offs compared to the second quarter of 2010.

Park’s Ohio-based operations had a provision for loan losses of $5.5 million for the second quarter of 2011, compared to $4.4 million for the second quarter of 2010.  Net loan charge-offs for Park’s Ohio-based operations were $8.6 million, or an annualized 0.84% of average loans for the second quarter of 2011, compared to $5.7 million, or an annualized 0.58% of average loans for the second quarter of 2010.

The following table compares Park National Corporation’s nonperforming assets at June 30, 2011, December 31, 2010 and June 30, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$238,690	$289,268	$237,640
Renegotiated loans	33	-	214
Loans past due 90 days or more	3,142	3,590	17,283
Total nonperforming loans	$241,865	$292,858	$255,137

Other Real Estate Owned – Park National Bank	10,309	8,385	9,554
Other Real Estate Owned – SE Property Holdings	32,638	-	-
Other Real Estate Owned – Vision Bank	5,050	35,940	36,902
Total nonperforming assets	$289,862	$337,183	$301,593

Percentage of nonperforming loans to total loans	5.13%	6.19%	5.48%
Percentage of nonperforming assets to total loans	6.15%	7.12%	6.48%
Percentage of nonperforming assets to total assets	3.96%	4.62%	4.25%

During the first quarter of 2011, Park formed a limited liability company, organized under the laws of the state of Ohio, called SE Property Holdings, LLC (“SE Property Holdings”), as a direct subsidiary of Park. The purpose of SE Property Holdings is to purchase other real estate owned (“OREO”) from Vision Bank and continue to market such property for sale. As of June 30, 2011, approximately $32.6 million of OREO was held by SE Property Holdings, purchased from Vision Bank (at the then current fair market value) during 2011. Management expects that the remaining $5.1 million of OREO held by Vision Bank as of June 30, 2011 will be purchased by SE Property Holdings (at the then current fair market value) during the third quarter of 2011. Management plans to continue marketing the properties held by SE Property Holdings and sell such properties in an efficient manner.

Vision Bank’s nonperforming assets at June 30, 2011, December 31, 2010 and June 30, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$117,562	$171,453	$152,698
Renegotiated loans	-	-	-
Loans past due 90 days or more	980	364	9,616
Total nonperforming loans	$118,542	$171,817	$162,314

Other Real Estate Owned	5,050	35,940	36,902
Total nonperforming assets	$123,592	$207,757	$199,216

Percentage of nonperforming loans to total loans	20.97%	26.82%	24.16%
Percentage of nonperforming assets to total loans	21.87%	32.43%	29.66%
Percentage of nonperforming assets to total assets	16.46%	25.71%	23.08%

Nonperforming assets for Park, excluding Vision Bank at June 30, 2011, December 31, 2010 and June 30, 2010, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$121,128	$117,815	$84,942
Renegotiated loans	33	-	214
Loans past due 90 days or more	2,162	3,226	7,667
Total nonperforming loans	$123,323	$121,041	$92,823

Other Real Estate Owned – Park National Bank	10,309	8,385	9,554
Other Real Estate Owned – SE Property Holdings	32,638	-	-
Total nonperforming assets	$166,270	$129,426	$102,377

Percentage of nonperforming loans to total loans	2.97%	2.96%	2.33%
Percentage of nonperforming assets to total loans	4.01%	3.16%	2.57%
Percentage of nonperforming assets to total assets	2.53%	1.99%	1.64%

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At June 30, 2011, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three and a half years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at June 30, 2011. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at June 30, 2011 was $49.7 million. Additionally, at June 30, 2011, management had established a specific reserve of $11.8 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at June 30, 2011, totaled $61.5 million. The following table summarizes the CL&D loan portfolio at Vision Bank:

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	June 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$111,054	$170,989	$218,263	$251,443
Performing CL&D loans	64,207	84,498	132,380	191,712
Impaired CL&D loans	$46,847	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$11,763	$23,585	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	49,692	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$61,455	$52,237	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	63.7%	45.4%	42.2%	28.0%

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

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management believes it is appropriate to segregate the Vision Bank CL&D loans from other commercial loans that are still accruing. The Vision CL&D loans that were still accruing at June 30, 2011 totaled $64.2 million compared to $84.5 million at December 31, 2010. Park’s loss experience, defined as charge-offs plus changes in specific reserves, on CL&D loans for the 36 months ended December 31, 2010 was an annual rate of 12.55%. Management has allocated an allowance for loan losses to the $64.2 million of accruing CL&D loans based on this historical loss experience, judgmentally increased to cover approximately 1.25 years of probable incurred losses, for a total reserve of $9.9 million or 15.4%. Further, we have allocated 15.4% to the $64.2 million of CL&D loans, regardless of the current loan grade, as this portion of the loan portfolio has experienced significant declines in collateral values, and thus if management determines that borrowers are unable to pay in accordance with the contractual terms of the loan agreement, significant specific reserves have typically been necessary. Park’s 36-month loss experience through the year ended December 31, 2010, defined as charge-offs plus changes in specific reserves, within the remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) was 1.14% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.5 years worth of probable incurred losses within the other accruing commercial loan portfolio, thus the total reserve for loan losses is $40.0 million or 1.61% of the outstanding principal balance of other accruing commercial loans at June 30, 2011. The overall reserve of 1.61% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.06%; special mention commercial loans are reserved at 3.97%; and substandard commercial loans are reserved at 14.40%.

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

Management provided guidance in Park’s 2010 Annual Report (page 40) that the loan loss provision for 2011 would be approximately $47 million to $57 million.  In the Current Report on Form 8-K filed on June 30, 2011, management projected that the provision for loan losses for the year ending December 31, 2011 would be approximately $56 million to $66 million.  The actual results for the loan loss provision in the first six months of 2011 were $37.4 million.  Park’s most recent projection continues to indicate that the loan loss provision for 2011 will be $56 million to $66 million.  However, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

Total Other Income

Total other income exclusive of securities gains decreased by $3.4 million or 20.5% to $13.2 million for the quarter ended June 30, 2011, compared to $16.6 million for the second quarter of 2010. For the six months ended June 30, 2011, total other income decreased by $6.9 million or 20.8% to $26.4 million compared to $33.3 million for the same period in 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2011	2010	Change	2011	2010	Change
Income from fiduciary activities	$3,929	$3,528	$401	$7,651	$6,950	$701
Service charges on deposits	4,525	5,092	(567)	8,770	9,838	(1,068)
Other service income	2,734	3,476	(742)	5,035	6,458	(1,423)
Checkcard fee income	3,251	2,765	486	6,227	5,209	1,018
Bank owned life insurance income	1,228	1,254	(26)	2,457	2,470	(13)
ATM fees	682	832	(150)	1,336	1,597	(261)
OREO devaluations	(5,257)	(1,919)	(3,338)	(9,651)	(3,064)	(6,587)
Other	2,144	1,619	525	4,582	3,899	683
Total other income	$13,236	$16,647	$(3,411)	$26,407	$33,357	$(6,950)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $401,000, or 11.4%, to $3.9 million for the three months ended June 30, 2011, compared to $3.5 million for the same period in 2010. For the six months ended June 30, 2011, income from fiduciary activities increased by $701,000 or 10.1% to $7.7 million compared to $7.0 million in 2010.  Fiduciary fees are generally charged based on the market value of customer accounts.  The market value for assets under management at June 30, 2011, has increased by approximately 15.6% compared to June 30, 2010.

Service charges on deposits decreased by $567,000, or 11.1%, to $4.5 million for the three month period ended June 30, 2011, compared to $5.1 million for the same period in 2010. Through the first six months of 2011, service charges declined $1.1 million, or 10.9%, to $8.8 million, compared to $9.8 million in 2010. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) and overdraft charges during the first half of 2011 compared to the same period in 2010.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $742,000, or 21.3%, to $2.7 million for the three months ended June 30, 2011, compared to $3.5 million for the same period in 2010. For the six months ended June 30, 2011, other service income decreased $1.4 million, or 22.0%, to $5.0 million, compared to $6.5 million in 2010. This decrease was due to a decline in the volume of fixed-rate residential mortgage loans that Park originated and sold into the secondary market in the first half of 2011 compared to the same period in 2010.

Checkcard fee income, which is generated from debit card transactions, increased $486,000, or 17.6%, to $3.3 million for the three months ended June 30, 2011, compared to $2.8 million for the same period in 2010. For the six months ended June 30, 2011, checkcard fee income increased $1.0 million, or 19.5%, to $6.2 million compared to $5.2 million in 2010.  This increase is attributable to continued increases in the volume of debit card transactions.

OREO devaluations increased by $3.3 million to $5.3 million for the three months ended June 30, 2011, compared to $1.9 million for the same period in 2010.  For the six months ended June 30, 2011, OREO devaluations increased $6.6 million to $9.7 million compared to $3.1 million in 2010. The increase was largely due to devaluations of other real estate owned at Vision Bank of approximately $7.6 million through the first six months of 2011, compared to $2.7 million in devaluations for the same period in 2010.  Management does not believe the devaluations for the first half of 2011 to be representative of the second half of 2011, based on management’s decision to accelerate the appraisal dates for much of the OREO property at Vision Bank, in order to expedite the transfer of OREO to SE Property Holdings, LLC.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended June 30, 2011			Six months ended June 30, 2011
(In thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Income from fiduciary activities	$396	$5	$401	$695	$6	$701
Service charges on deposits	(478)	(89)	(567)	(835)	(233)	(1,068)
Non-yield loan fee income	(795)	53	(742)	(1,485)	62	(1,423)
Checkcard fee income	274	212	486	604	414	1,018
Bank owned life insurance income	(26)	-	(26)	(8)	(5)	(13)
ATM fees	3	(153)	(150)	17	(278)	(261)
OREO devaluations	(1,709)	(1,629)	(3,338)	(1,683)	(4,904)	(6,587)
Other	241	284	525	391	292	683
Total	$(2,094)	$(1,317)	$(3,411)	$(2,304)	$(4,646)	$(6,950)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other income would be approximately $63 million to $67 million for 2011. On page 52 of the first quarter Form 10-Q, management updated the guidance for total other income, projecting it would be between $60 million and $64 million. Further, in the July 25, 2011 Form 8-K, management projected total other income of $58 million to $62 million, which is consistent with management’s most recent projection. The latest projection as compared to the projection in the 2010 Annual Report is primarily a result of larger devaluations with respect to other real estate owned.

Gain on Sale of Securities

During the three months ended June 30, 2011, Park sold $192 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $15.4 milion.  During the second quarter of 2010, Park recognized a pre-tax gain of $3.5 million from the sale of $57 million of U.S. Government sponsored entity mortgage-backed securities.

For the six months ended June 30, 2011, Park sold a total of $297 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $22.0 million.  For the first six months of 2010, Park sold $258 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $11.8 million.  Additionally, $75 million of U.S. Government sponsored entity callable notes were sold during the first quarter of 2010 at their book value.

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$25,253	$24,013	$1,240	$50,317	$49,184	$1,133
Occupancy expense	2,764	2,793	(29)	5,764	5,910	(146)
Furniture and equipment expense	2,785	2,564	221	5,442	5,196	246
Data processing fees	1,135	1,394	(259)	2,388	2,987	(599)
Professional fees and services	5,320	5,299	21	10,194	10,155	39
Amortization of intangibles	669	842	(173)	1,338	1,778	(440)
Marketing	728	946	(218)	1,351	1,848	(497)
Insurance	2,345	2,333	12	4,614	4,531	83
Communication	1,485	1,647	(162)	3,041	3,416	(375)
State taxes	488	838	(350)	945	1,683	(738)
Other	4,035	4,332	(297)	7,959	8,203	(244)
Total other expense	$47,007	$47,001	$6	$93,353	$94,891	$(1,538)

Other expenses have decreased by $1.5 million for the six months ended June 30, 2011 compared to the same period in 2010.  This decrease was primarily due to declines in state taxes ($738,000), data processing expenses ($599,000), marketing expense ($497,000) and communications expense ($375,000), which is the result of management’s continued efforts to reduce expenses and increase efficiency.  Additionally, amortization of intangibles declined by $440,000, as certain intangibles related to Park’s Ohio acquisitions are now fully amortized.  Offsetting these declines, salary and employee benefits increased by $1.1 million through the first six months of 2011 compared to the same period in 2010, mostly due to an increase in medical insurance claims during the first half of 2011.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three months ended June 30, 2011			Six months ended June 30, 2011
(in thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Salaries and employee benefits	$1,285	$(45)	$1,240	$1,210	$(77)	$1,133
Occupancy expense	(64)	35	(29)	(154)	8	(146)
Furniture and equipment expense	235	(14)	221	338	(92)	246
Data processing fees	(104)	(155)	(259)	(320)	(279)	(599)
Professional fees and services	79	(58)	21	245	(206)	39
Amortization of intangibles	(173)	-	(173)	(440)	-	(440)
Marketing	(192)	(26)	(218)	(455)	(42)	(497)
Insurance	120	(108)	12	270	(187)	83
Communication	(189)	27	(162)	(389)	14	(375)
State taxes	(365)	15	(350)	(754)	16	(738)
Other	(563)	266	(297)	(597)	353	(244)
Total other expense	$69	$(63)	$6	$(1,046)	$(492)	$(1,538)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other expense would be approximately $183 to $187 million for 2011.  The amount of total other expense for the first six months of 2011 was slightly higher than management’s projection. Management’s latest projection for total other expense is unchanged from the guidance in Park’s 2010 Annual Report.

Income Tax

For the three months ended June 30, 2011, federal income tax expense was $7.4 million and no state income tax benefit was recognized, compared to federal income tax expense of $8.0 million and a state income tax benefit of $0.6 million for the second quarter of 2010.  For the six months ended June 30, 2011, federal income tax was $15.3 million and no state income tax benefit was recognized, compared to federal income tax of $15.8 million and a state income tax benefit of $1.2 million for the first six months of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $969,000 and a valuation allowance for the same amount were recorded during the second quarter of 2011. For the first six months of 2011, a state income tax benefit of $1.5 million and a valuation allowance for the same amount were recorded at Vision Bank. Management has determined that the likelihood of realizing the full deferred tax asset on the state net operating loss carry-forward at Vision Bank fails to meet the “more likely than not” level. The net operating loss carry-forward periods for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 26.7% for the second quarter of 2011, compared to 28.0% for the same period in 2010.  For the first six months of 2011, federal income tax expense as a percentage of income before taxes was 26.8%, compared to 27.9% for the same period in 2010. The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2010 Annual Report (page 40) that the federal effective income tax rate for 2011 will be approximately 26% to 28%.  Management’s latest projection of the federal effective income tax is consistent with the guidance in the 2010 Annual Report.

Comparison of Financial Condition
At June 30, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets increased by $31 million or 0.4% to $7,329 million at June 30, 2011, compared to $7,298 million at December 31, 2010.  This increase in total assets was due to increases in cash and cash equivalents and other miscellaneous assets, offset by declines in investment securities and loan balances.

Total investment securities decreased by $79 million or 3.9% to $1,961 million at June 30, 2011, compared to $2,040 million at December 31, 2010.  Loan balances decreased by $22 million to $4,711 million at June 30, 2011 compared to $4,733 million at December 31, 2010.

Total liabilities increased by $28 million or 0.4% during the first half of 2011 to $6,581 million at June 30, 2011 from $6,553 million at December 31, 2010.  The increase in total liabilities was due to an increase in total deposits, offset by a decline in total borrowings.

Total deposits increased by $163 million or 3.2% during the first half of 2011 to $5,258 million at June 30, 2011 from $5,095 million at December 31, 2010.  The increase was primarily due to a $205 million increase in interest bearing transaction and money market accounts, a $52 million increase in savings deposits and a $46 million increase in non-interest bearing checking accounts, offset by a decrease of $141 million in certificate of deposit balances.

Short-term borrowings decreased by $430 million or 64.8% to $234 million at June 30, 2011 from $664 million at December 31, 2010.  Conversely, long-term borrowings increased by $184 million to $821 million at June 30, 2011 compared to $637 million at December 31, 2010.  The net decrease in borrowings was primarily due to the increase in deposits during the first half of the year.

Other liabilities increased by $112 million or 149.3% to $187 million at June 30, 2011 from $75 million at December 31, 2010.  This increase in other liabilities was primarily due to a payable at June 30, 2011 for the purchase of $113 million of investment securities that settled in the month of July.

Total stockholders’ equity increased by $2 million or 0.27% to $747.8 million at June 30, 2011, from $745.8 million at December 31, 2010.  Retained earnings increased by $9.9 million during the period as a result of: net income of $41.7 million; offset by common stock dividends of $29.0 million, and accretion and dividends on the preferred stock of $2.9 million.  Preferred stock increased by $428,000 during the first six months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income/(loss) decreased by $8.3 million during the first half of 2011 to a loss of $10.2 million at June 30, 2011.  The unrealized holding gains in the investment portfolio decreased by $8.5 million, net of taxes, as a result of the mark-to-market at June 30, 2011 and Park also recognized a $193,000 decline in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 64.3% at June 30, 2011, compared to 64.8% at December 31, 2010 and 65.6% at June 30, 2010. Cash and cash equivalents were $217.1 million at June 30, 2011, compared to $133.8 million at December 31, 2010 and $201.5 million at June 30, 2010. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total stockholders’ equity at June 30, 2011 was $748 million, or 10.2% of total assets, compared to $746 million, or 10.2% of total assets, at December 31, 2010 and $750 million, or 10.6% of total assets, at June 30, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $650 million at June 30, 2011, or 8.9% of total assets, compared to $649 million, or 8.9% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.54% at June 30, 2011 and 9.77% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.72% at June 30, 2011 and 13.52% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.18% at June 30, 2011 and 15.98% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at June 30, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.56%	9.63%	11.57%
Vision Bank	15.29%	21.05%	22.37%
Park National Corporation	9.54%	13.72%	16.18%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2010 Annual Report (Table 24) for disclosure concerning contractual obligations and commitments at December 31, 2010. There were no significant changes in contractual obligations and commitments during the first six months of 2011.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	June 30, 2011	December 31, 2010
Loan commitments	$829,453	$716,598
Standby letters of credit	$21,228	$24,462

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

On page 43 (Table 23) of Park’s 2010 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $647.8 million or 9.53% of interest earning assets at December 31, 2010. At June 30, 2011, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $491 million or 7.3% of interest earning assets.

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

On page 44 of Park’s 2010 Annual Report, management reported that at December 31, 2010, the earnings simulation model projected that net income would increase by 2.4% using a rising interest rate scenario and decrease by 1.4% using a declining interest rate scenario over the next year. At June 30, 2011, the earnings simulation model projected that net income would decrease by 3.07% using a rising interest rate scenario and would decrease by 1.14% in a declining interest rate scenario. At June 30, 2011, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

When Park’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, they identified a deficiency in internal controls. Specifically,  management utilized the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain other real estate owned (“OREO”) at Vision Bank (“Vision”), and management did not have sufficient documentation to support the estimates of this third-party contractor.  In addition, management had relied on internal estimates of collateral value when calculating specific reserves for impaired loans at Vision when, at times, such internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value were not updated.  At first, management  believed that this deficiency constituted a significant deficiency.

Park reported in a Current Report on Form 8-K dated and filed June 30, 2011 (the “June 30, 2011 Form 8-K”) and again in a Current Report on Form 8-K dated and filed July 25, 2011 (the “July 25, 2011 Form 8-K”) that the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”) have communicated their preliminary examination results to Vision management.  As of the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, Vision management has received the report of examination from the OFR, which was consistent with the preliminary findings communicated to Vision management at the on-site exit meeting.  The most significant finding of the OFR and the FDIC pertains to Vision’s accounting treatment related to guarantor support underlying certain impaired loans and the calculation of the allowance for loan losses to be made with respect to impaired loans.

As a result of the preliminary examination findings, management initiated a thorough review of the guarantor support underlying impaired loans at Vision as of December 31, 2010.  As a result of this review, management has determined that no changes to Park’s consolidated financial statements as of and for the fiscal year ended December 31, 2010 were necessary.  However, as a result of the review of the impaired loan measurements as of year end, management has determined that the significant deficiency determined to exist at December 31, 2010 was more appropriately characterized as a material weakness in the Company’s internal control over financial reporting.  A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner.

Management of Park expects to file an amended Annual Report on Form 10-K/A as promptly as possible to reflect the determination that the significant deficiency that was identified as of February 28, 2011, the date of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, was more appropriately characterized as a material weakness.

Throughout the first six months of 2011, management has made significant process improvements in an effort to address the above mentioned material weakness.  These process improvements include:

•
Management has discontinued the use of value-related information received from a third-party contractor, who is not a licensed appraiser. While management continues to consult with this third-party contractor on the current status of loan workouts and progress related to the pursuit of legally bound borrowers and guarantors, management no longer utilizes the third-party contractor’s estimates of value to determine the specific reserves that should be established on impaired loans.

•
Management has discontinued the use of information received from the third-party contractor to value OREO properties. Currently, OREO properties are valued based on external appraisals that are no more than 12 months old and were prepared by external licensed appraisers.

•
Management has discontinued the use of retail lot values (discounted by management’s standard bulk sale discount) on lot development projects and is now utilizing the bulk sale value provided by external licensed appraisers, which in certain cases applies a larger discount.

•
In addition to the real estate appraisal policy in place as of December 31, 2010, management has enhanced its commercial loan policy to formalize the requirements for the frequency and dollar threshold for which updated real estate appraisals are to be obtained from qualified licensed appraisers with respect to impaired loans and OREO properties. This enhancement to the commercial loan policy also discusses those situations where internally prepared valuations (“IPV”) are considered appropriate, the documentation that should accompany IPVs and the frequency of evaluating the accuracy of the assumptions and data used in the IPV estimates.

As of the filing date for this Quarterly Report on Form 10-Q, management believes that the enhancements to our internal control processes represent significant progress in addressing the material weakness that existed as of December 31, 2010.   Management continues to evaluate enhancements which may be made to remediate the material weakness. Management has also communicated these matters to the Company's independent registered public accounting firm, Crowe Horwath LLP ("Crowe Horwath"), who is also investigating the issues described above.  Crowe Horwath has indicated that its report, dated February 28, 2011 on internal control over financial reporting should no longer be relied upon.

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

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. For the six month period ended June 30 2011, Vision Bank has experienced $35.9 million in net loan charge-offs, or an annualized 11.66% of average loans. For the first six months of 2010, net loan charge-offs for Vision Bank were $15.6 million, or an annualized 4.66% of average loans. The loan loss provision for Vision Bank was $26.4 million for the six months ended June 30, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $241.9 million or 5.13% of total loans at June 30, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $255.1 million or 5.48% of total loans at June 30, 2010. At June 30, 2011, Vision Bank had non-performing loans of $118.5 million or 20.97% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $162.3 million or 24.16% of total loans at June 30, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the six months ended June 30, 2011, Vision Bank had a net loss of $20.5 million and Park contributed capital of $21.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2011. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2011	-	-	-	1,047,231
May 1 through May 31, 2011	-	-	-	1,047,231
June 1 through June 30, 2011	-	-	-	1,011,239
Total	-	-	-	1,011,239

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2011, incentive stock options covering 75,545 common shares were outstanding and 1,424,455 common shares were available for future grants.

With 488,761 common shares held as treasury shares for purposes of the 2005 Plan at June 30, 2011, an additional 1,011,239 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

Item 3.              Defaults Upon Senior Securities

Not applicable.

Item 4.    [Reserved]

Item 5.              Other Information

(a), (b) Not applicable.

Item 6.              Exhibits

3.1(a)
Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (Incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”)

3.1(b)
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
Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1(g) 3.1 (h)
Certificate of Amendment by Shareholders or Members filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

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

PARK NATIONAL CORPORATION

DATE: August 15, 2011	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: August 15, 2011	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer