Form 10-Q/A
period 2011-06-30
PARK NATIONAL CORP /OH/
filed 2011-09-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to Park National Corporation’s (“Park” or the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is being filed solely to furnish Exhibit 101, the XBRL (eXtensible Business Reporting Language) interactive data files, to the Form 10-Q in accordance with Rule 405 (a)(2) of Regulation S-T.

Included as Exhibit 101 to this Amendment No. 1 on Form 10-Q/A is the following information formatted in XBRL: (i) the Consolidated Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Condensed Statements of Income for the three and six month periods ended June 30, 2011 and 2010 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

No changes have been made to the Form 10-Q other than the furnishing of Exhibit 101 as described above.  This Amendment No. 1 on Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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
Certificate of Amendment by Shareholders or Members filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1 (h)
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
Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (Previously included as Exhibit 12 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (File No. 1-13006), filed on August 15, 2011 (Park’s June 30, 2011 Form 10-Q))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (Previously included as Exhibit 31.1 to Park’s June 30, 2011 Form 10-Q)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (Previously included as Exhibit 31.2 to Park’s June 30, 2011 Form 10-Q)

32.1
Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (Previously included as Exhibit 32.1 to Park’s June 30, 2011 Form 10-Q)

32.2
Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (Previously included as Exhibit 32.2 to Park’s June 30, 2011 Form 10-Q)

101
The following information from Park’s June 30, 2011 Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Condenses Statements of Income for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: September 2, 2011	By:	/s/ John W. Kozak
John W. Kozak,
Chief Financial Officer
(Principal Financial Officer)