Form 10-K/A
period 2010-12-31
PARK NATIONAL CORP /OH/
filed 2011-10-11
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Exhibit Index on Page E-1

EXPLANATORY NOTE

Park National Corporation (“Park” or the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this “Form 10-K/A”) to amend Part II, Item 8 and Part II, Item 9A of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”) filed on February 28, 2011, to disclose management’s determination that, as of December 31, 2010, there was a material weakness in the Company’s internal control over financial reporting. There are no changes to the consolidated financial statements of Park that are included in Part II, Item 8 of this Form 10-K/A, except for the addition of Note 27.

When Park’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, they identified a deficiency in internal controls. Specifically, management utilized the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain other real estate owned (“OREO”) at Vision Bank (“Vision”), and management did not have sufficient documentation to support the estimates of this third-party contractor. In addition, management had relied on internal estimates of collateral value when calculating specific reserves for impaired loans at Vision when, at times, such internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value were not updated. Initially, management concluded that this deficiency constituted a significant deficiency.

Park reported in a Current Report on Form 8-K dated and filed June 30, 2011 (the “June 30, 2011 Form 8-K”) and again in a Current Report on Form 8-K dated and filed July 25, 2011 (the “July 25, 2011 Form 8-K”) that the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”) have communicated their preliminary examination results to Vision management. The most significant finding of the OFR and FDIC pertains to Vision’s accounting treatment related to guarantor support underlying certain impaired loans and the calculation of the allowance for loan losses to be made with respect to impaired loans.

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

In accordance with the rules of the Securities and Exchange Commission, Park has set forth in its entirety the text of Part II, Item 8 and Part II, Item 9A, even though only the Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, which had been included in Park’s 2010 Annual Report and incorporated therefrom by reference in Part II, Item 8 and Part II, Item 9A of the 2010 Form 10-K, have changed. There are no changes to the consolidated financial statements of Park that were included in Park’s 2010 Annual Report and incorporated therefrom in Part II, Item 8 of the 2010 Form 10-K, and which are included in Part II, Item 8 of this Form 10-K/A, except for the addition of Note 27. Updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 to this Form 10-K/A, updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibit 32 to this Form 10-K/A and an updated Consent of Crowe Horwath LLP has been included as Exhibit 23 to this Form 10-K/A. In addition, Part IV, Item 15 of the 2010 Form 10-K has been updated to reflect the updated exhibits. Other than the changes to Part II, Item 8, Part II, Item 9A, Part IV, Item 15, the exhibits and footnote 27 identified in this paragraph, the 2010 Form 10-K is unchanged. This Amendment No. 1 is limited in scope to the portions of the 2010 Form 10-K set forth above and does not amend, update, or change any other items or disclosures contained in the 2010 Form 10-K.

This Amendment No. 1 continues to speak as of the date of the original filing of the 2010 Form 10-K and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date, with the exception of Note 27 within Part II, Item 8. The filing of this Amendment No. 1 shall not be deemed an admission that the 2010 Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

Remediation of the Material Weakness

Throughout the first six months of 2011, management has made significant process improvements in an effort to address the above-mentioned material weakness. These process improvements include:

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

As of the filing date for this Annual Report on Form 10-K/A, management believes that the enhancements to our internal control processes represent significant progress in addressing the material weakness that existed at December 31, 2010.  Management continues to evaluate enhancements which may be made to remediate the material weakness.  Management has also communicated these matters to the Company’s independent registered public accounting firm, Crowe Horwath LLP (“Crowe Horwath”), who is also performing additional procedures related to the issues described above.

PART II.

Item 8.    Financial Statements and Supplementary Data

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2010 and 2009, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2010, 2009, and 2008, the related Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) as well as Management’s Report on Internal Control Over Financial Reporting are included herein and set forth on page 5 through F-29 herein.

Quarterly Financial Data provided in “Table 26-Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2010 Annual Report captioned “FINANCIAL REVIEW,” on page 46, is incorporated herein by reference.

Management’s Report on Internal Control Over Financial Reporting

The management of Park National Corporation (“Park” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Park’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and this assessment identified a deficiency in internal controls because management was utilizing the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain other real estate at Vision Bank, and management did not have sufficient documentation to support the estimates of this third-party contractor.  In addition, management was relying on internal estimates of collateral value when calculating specific reserves for impaired loans at Vision Bank, when at times, such internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value were not updated.  Initially, management concluded that this deficiency constituted a significant deficiency. However, upon further review, management has determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency in internal controls or a combination of internal control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on this material weakness, management believes that Park did not maintain effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, has audited the Company’s internal control over financial reporting as of December 31, 2010, and has issued their Report of Independent Registered Public Accounting Firm, which is included below.

Management’s Remediation Efforts

After the control deficiency was identified in January 2011, the Company started to make several process improvements in an effort to address the above-mentioned material weakness.. These process improvements include the discontinuation of the use of value-related information from a third-party contractor, who is not a licensed appraiser, when valuing both collateral for impaired loans and other real estate owned (and using external appraisals instead), discontinuation of the use of retail lot values on lot development projects and using in lieu thereof the bulk sale value provided by external licensed appraisers, and the enhancement of the Company’s commercial loan policy. We believe that the enhancements to our internal control processes represent significant progress in addressing the material weakness that existed at December 31, 2010.  Management continues to evaluate enhancements which may be made to remediate the material weakness.

/s/ C. Daniel DeLawder	/s/ David L. Trautman	/s/ John W. Kozak
C. Daniel DeLawder	David L. Trautman	John W. Kozak
Chairman and Chief Executive Officer	President	Chief Financial Officer

October 11, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Park National Corporation
Newark, Ohio

We have audited the accompanying consolidated balance sheets of Park National Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  We also have audited Park National Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Park National Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  In our report dated February 28, 2011, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria.  The Company subsequently identified the following material weakness as of December 31, 2010 and revised its report: management was utilizing the work of a third-party contractor, which was not a licensed appraiser, when estimating the fair value of collateral for certain impaired loans and the fair value of certain other real estate at a subsidiary, Vision Bank, and management did not obtain sufficient documentation to support the estimates of this third-party contractor.  In addition, management was relying on internal estimates of collateral value when calculating specific reserves for certain other impaired loans at Vision Bank, when, at times, such internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value were not updated.  Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our previous report.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements, and this matter does not affect our opinion on those financial statements.

In our opinion, because of the effects of the material weakness described above, Park National Corporation has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Park National Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Columbus, Ohio
February 28, 2011, except for the matter described in Note 27 to the Company’s consolidated financial statements and the matter described in fifth and sixth paragraphs above, as to which the date is October 11, 2011.

CONSOLIDATED BALANCE SHEETS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
at December 31, 2010 and 2009 (In thousands, except share and per share data)

ASSETS
	2010	2009
Cash and due from banks	$109,058	$116,802
Money market instruments	24,722	42,289
Cash and cash equivalents	133,780	159,091
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,274,258 and $1,241,381 at December 31, 2010 and 2009, respectively)	1,297,522	1,287,727
Securities held-to-maturity, at amortized cost (fair value of $686,114 and $523,450 at December 31, 2010 and 2009, respectively)	673,570	506,914
Other investment securities	68,699	68,919
Total investment securities	2,039,791	1,863,560
Total loans	4,732,685	4,640,432
Allowance for loan losses	(121,397)	(116,717)
Net loans	4,611,288	4,523,715
Other assets:	146,450
Bank owned life insurance		137,133
Goodwill	72,334	72,334
Other intangibles	6,043	9,465
Premises and equipment, net	69,567	69,091
Accrued interest receivable	24,137	24,354
Other real estate owned	44,325	41,240
Mortgage loan servicing rights	10,488	10,780
Other	140,174	129,566
Total other assets	513,518	493,963
Total assets	$7,298,377	$7,040,329

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(CONTINUED)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
at December 31, 2010 and 2009 (In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2010	2009
Deposits:	$937,719
Noninterest bearing		$897,243
Interest bearing	4,157,701	4,290,809
Total deposits	5,095,420	5,188,052
Short-term borrowings	663,669	324,219
Long-term debt	636,733	654,381
Subordinated debentures	75,250	75,250
Total borrowings	1,375,652	1,053,850
Other liabilities:
Accrued interest payable	6,123	9,330
Other	75,358	71,833
Total other liabilities	81,481	81,163
Total liabilities	6,552,553	6,323,065

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,290	96,483
Common stock, no par value (20,000,000 shares authorized; 16,151,062 shares issued at December 31, 2010 and 16,151,112 issued at December 31, 2009)	301,204	301,208
Common stock warrants	4,473	5,361
Accumulated other comprehensive income (loss), net	(1,868)	15,661
Retained earnings	422,458	423,872
Less: Treasury stock (752,128 shares at December 31, 2010 and 1,268,332 shares at December 31, 2009)	(77,733)	(125,321)
Total stockholders’ equity	745,824	717,264
Total liabilities and stockholders’ equity	$7,298,377	$7,040,329

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

PARK NATIONAL CORPORATION AND SUBSIDIARIES
for the years ended December 31, 2010, 2009 and 2008 (In thousands, except per share data)

	2010	2009	2008
Interest and dividend income:	$267,692
Interest and fees on loans		$275,599	$301,163
Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	76,839	90,558	87,711
Obligations of states and political subdivisions	786	1,417	2,171
Other interest income	200	116	294
Total interest and dividend income	345,517	367,690	391,339
Interest expense:
Interest on deposits:
Demand and savings deposits	5,753	10,815	22,633
Time deposits	36,212	53,805	67,259
Interest on short-term borrowings	1,181	3,209	14,469
Interest on long-term debt	28,327	26,370	31,105
Total interest expense	71,473	94,199	135,466
Net interest income	274,044	273,491	255,873
Provision for loan losses	64,902	68,821	70,487
Net interest income after provision for loan losses	209,142	204,670	185,386
Other income:
Income from fiduciary activities	13,874	12,468	13,937
Service charges on deposit accounts	19,717	21,985	24,296
Net gains on sales of securities	11,864	7,340	1,115
Other service income	13,816	18,767	8,882
Checkcard fee income	11,177	9,339	8,695
Bank owned life insurance income	4,978	5,050	5,102
ATM fees	2,951	3,082	3,063
OREO devaluations	(10,590)	(6,818)	(2,948)
Net gain on sale of credit card portfolio	—	—	7,618
Income from sale of merchant processing	—	—	4,200
Other	9,709	9,977	10,874
Total other income	$77,496	$81,190	$84,834

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	(CONTINUED)

PARK NATIONAL CORPORATION AND SUBSIDIARIES
for the years ended December 31, 2010 2009 and 2008 (In thousands, except per share data)

	2010	2009	2008
Other expense:
Salaries and employee benefits	$98,315	$101,225	$99,018
Goodwill impairment charge	—	—	54,986
Data processing fees	5,728	5,674	7,121
Professional fees and services	19,972	15,935	12,801
Net occupancy expense of bank premises	11,510	11,552	11,534
Amortization of intangibles	3,422	3,746	4,025
Furniture and equipment expense	10,435	9,734	9,756
Insurance	8,983	12,072	2,322
Marketing	3,656	3,775	4,525
Postage and telephone	6,648	6,903	7,167
State taxes	3,171	3,206	2,989
Other	15,267	14,903	18,257
Total other expense	187,107	188,725	234,501
Income before income taxes	99,531	97,135	35,719
Income taxes	25,314	22,943	22,011
Net income	$74,217	$74,192	$13,708
Preferred stock dividends and accretion	5,807	5,762	142
Income available to common shareholders	$68,410	$68,430	$13,566
Earnings per common share:
Basic	$4.51	$4.82	$0.97
Diluted	$4.51	$4.82	$0.97

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

PARK NATIONAL CORPORATION AND SUBSIDIARIES
for the years ended December 31, 2010, 2009 and 2008 (In thousands, except share and per share data)

	Preferred Stock		Common Stock				Accumulated
							Other
	Shares		Shares		Retained	Treasury	Comprehensive		Comprehensive
	Outstanding	Amount	Outstanding	Amount	Earnings	Stock	Income (Loss)	Total	Income
Balance, January 1, 2008	—	$—	13,964,576	$301,213	$489,511	$(208,104)	$(2,608)	$580,012
Net income					13,708	—	—	13,708	$13,708
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $(8,735)							(16,223)	(16,223)	(16,223)
Unrealized net holding loss on cash flow hedge, net of income taxes of $(678)							(1,259)	(1,259)	(1,259)
Unrealized net holding gain on
securities available-for-sale,
net of income taxes of $16,522							30,686	30,686	30,686
Total comprehensive income									$26,912
Cash dividends, $3.77 per share			—	—	(52,608)	—	—	(52,608)
Cash payment for fractional shares
in dividend reinvestment plan			(49)	(3)	—	—	—	(3)
Cumulative effect of new accounting pronouncement pertaining to endorsement split-dollar life insurance					(11,634)			(11,634)
SFAS No. 158 measurement date
adjustment, net of taxes of $(178)					(331)			(331)
Preferred stock issued	100,000	100,000						100,000
Discount on preferred stock issued		(4,297)						(4,297)
Accretion of discount on preferred stock		18			(18)			—
Common stock warrant issued			—	4,297				4,297
Preferred stock dividends					(124)			(124)
Treasury stock reissued for
director grants			7,200			439		439
Balance, December 31, 2008	100,000	$95,721	13,971,727	$305,507	$438,504	$(207,665)	$10,596	$642,663
Net income			—	—	74,192	—	—	74,192	$74,192
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $3,383							6,283	6,283	6,283
Unrealized net holding gain on
cash flow hedge, net of
income taxes of $159							295	295	295
Unrealized net holding loss on
securities available-for-sale,
net of income taxes of $(815)							(1,513)	(1,513)	(1,513)
Total comprehensive income									$79,257
Cash dividends, $3.76 per share			—	—	(53,563)	—	—	(53,563)
Cash payment for fractional shares
in dividend reinvestment plan			(39)	(2)	—	—	—	(2)
Reissuance of common stock
from treasury shares held			904,072	—	(29,299)	81,710	—	52,411
Accretion of discount on preferred stock		762			(762)			—
Common stock warrants issued			—	1,064				1,064
Preferred stock dividends					(5,000)			(5,000)
Treasury stock reissued for
director grants			7,020		(200)	634		434
Balance, December 31, 2009	100,000	$96,483	14,882,780	$306,569	$423,872	$(125,321)	$15,661	$717,264
Net income			—	—	74,217	—	—	74,217	$74,217
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $(1,307)							(2,427)	(2,427)	(2,427)
Unrealized net holding loss on
cash flow hedge, net of
income taxes of $(53)							(98)	(98)	(98)
Unrealized net holding loss on
securities available-for-sale,
net of income taxes of $(8,078)							(15,004)	(15,004)	(15,004)
Total comprehensive income									$56,688
Cash dividends, $3.76 per share			—	—	(57,076)	—	—	(57,076)
Cash payment for fractional shares in dividend reinvestment plan			(50)	(4)	—	—	—	(4)
Reissuance of common stock
from treasury shares held			509,184	(898)	(12,729)	46,954		33,327
Accretion of discount on preferred stock		807			(807)			—
Common stock warrants issued			—	176				176
Common stock warrants cancelled				(166)	166			—
Preferred stock dividends					(5,000)			(5,000)
Treasury stock reissued for
director grants			7,020		(185)	634		449
Balance, December 31, 2010	100,000	$97,290	15,398,934	$305,677	$422,458	$(77,733)	$(1,868)	$745,824

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
for the years ended December 31, 2010, 2009 and 2008 (In thousands)

	2010	2009	2008
Operating activities:
Net income	$74,217	$74,192	$13,708
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	64,902	68,821	70,487
Amortization of loan fees and costs, net	(9)	(1,378)	(4,650)
Provision for depreciation	7,126	7,473	7,517
Other than temporary impairment on investment securities	23	613	980
Goodwill impairment charge	—	—	54,986
Amortization of intangible assets	3,422	3,746	4,025
Accretion of investment securities	(2,413)	(2,682)	(1,592)
Gain on sale of credit card portfolio	—	—	(7,618)
Deferred income tax (benefit)	(925)	(8,932)	(1,590)
Realized net investment security gains	(11,864)	(7,340)	(1,115)
Stock dividends on Federal Home Loan Bank stock	—	—	(2,269)
Compensation expense for issuance of treasury stock to directors	449	434	439
Changes in assets and liabilities:
Increase in other assets	(8,974)	(31,987)	(42,409)
Increase (decrease) in other liabilities	180	(30,622)	239
Net cash provided by operating activities	126,134	72,338	91,138
Investing activities:
Proceeds from sales of available-for-sale securities	460,192	204,304	80,894
Proceeds from maturities of securities:
Held-to-maturity	146,986	40,105	7,116
Available-for-sale	2,238,059	426,841	303,160
Purchase of securities:
Held-to-maturity	(313,642)	(118,667)	(270,045)
Available-for-sale	(2,719,265)	(349,895)	(422,512)
Proceeds from sale of credit card portfolio	—	—	38,841
Net decrease (increase) in other investments	220	(114)	(3,371)
Net loan originations, excluding loan sales	(510,495)	(814,981)	(512,752)
Proceeds from sale of loans	358,029	615,072	161,475
Purchases of bank owned life insurance, net	(4,562)	—	(8,401)
Purchases of premises and equipment, net	(7,602)	(8,011)	(9,436)
Net cash used in investing activities	(352,080)	(5,346)	(635,031)
Financing activities:
Net (decrease) increase in deposits	(92,632)	426,302	322,511
Net increase (decrease) in short-term borrowings	339,450	(334,977)	(100,122)
Issuance of preferred stock	—	—	100,000
Issuance of treasury stock, net	33,541	53,475	—
Proceeds from issuance of subordinated notes	—	35,250	—
Proceeds from long-term debt	—	60,100	690,100
Repayment of long-term debt	(17,648)	(261,278)	(424,951)
Cash dividends paid	(62,076)	(58,035)	(65,781)
Net cash provided by (used in) financing activities	200,635	(79,163)	521,757
Decrease in cash and cash equivalents	(25,311)	(12,171)	(22,136)
Cash and cash equivalents at beginning of year	159,091	171,262	193,398
Cash and cash equivalents at end of year	$133,780	$159,091	$171,262

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting policies followed in the preparation of the consolidated financial statements:

Principles of Consolidation
The consolidated financial statements include the accounts of Park National Corporation and its subsidiaries (“Park”, the “Company” or the “Corporation”). Material intercompany accounts and transactions have been eliminated.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management has identified the allowance for loan losses, accounting for Other Real Estate Owned (“OREO”) and accounting for goodwill as significant estimates.

Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

Subsequent Events
Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated financial statements.

Investment Securities
Investment securities are classified upon acquisition into one of three categories: held-to-maturity, available-for-sale, or trading (see Note 4 of these Notes to Consolidated Financial Statements).

Held-to-maturity securities are those securities that the Corporation has the positive intent and ability to hold to maturity and are recorded at amortized cost. Available-for-sale securities are those securities that would be available to be sold in the future in response to the Corporation’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among other reasons. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses excluded from earnings but included in other comprehensive income, net of applicable taxes. The Corporation did not hold any trading securities during any period presented.

Available-for-sale and held-to-maturity securities are evaluated quarterly for potential other-than-temporary impairment. Management considers the facts related to each security including the nature of the security, the amount and duration of the loss, the credit quality of the issuer, the expectations for that security’s performance and Park’s intent and ability to hold the security until recovery. Declines in equity securities that are considered to be other-than-temporary are recorded as a charge to earnings in the Consolidated Statements of Income. Declines in debt securities that are considered to be other-than-temporary are separated into (1) the amount of the total impairment related to credit loss and (2) the amount of the total impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to all other factors is recognized in other comprehensive income.

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

Gains and losses realized on the sale of investment securities are recorded on the trade date and determined using the specific identification basis.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock
Park’s two separately chartered banks are members of the FHLB and FRB. Members are required to own a certain amount of stock based on their level of borrowings and other factors and may invest in additional amounts. FHLB and FRB stock are carried at cost, classified as restricted securities, and are carried at their redemption value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance
Park has purchased life insurance policies on directors and certain key officers. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale were $8.3 million and $9.6 million at December 31, 2010 and 2009, respectively. These amounts are included in loans on the Consolidated Balance Sheets.

Mortgage Banking Derivatives
Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in net gains on sales of loans.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding principal balances adjusted for any charge-offs, any deferred fees or costs on originated loans, and any unamortized premiums or discounts on purchased loans. Interest income is reported on the interest method and includes amortization of net deferred loan origination fees and costs over the loan term. Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) those commercial loans in the real estate construction loan segment; and (4) those commercial loans in the residential real estate loan segment. Consumer loans include: (1) mortgage and installment loans included in the real estate construction segment; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment; and (3) all loans included in the consumer segment. Generally, commercial loans are placed on nonaccrual status at 90 days past due and consumer and residential mortgage loans are placed on nonaccrual status at 120 days past due. Interest on these loans is considered a loss, unless the loan is well-secured and in the process of collection. Commercial loans placed on nonaccrual status are considered impaired (See Note 5 of these Notes to Consolidated Financial Statements). For loans which are on nonaccrual status, it is Park’s policy to reverse interest previously accrued on the loans against interest income. Interest on such loans is thereafter recorded on a cash basis and is included in earnings only when actually received in cash. Park’s charge-off policy for commercial loans requires management to establish a specific reserve or record a charge-off as soon as it is apparent that the borrower is troubled and there is, or likely will be, a collateral shortfall related to the estimated value of the collateral securing the loan. The Company’s charge-off policy for consumer loans is dependent on the class of the loan. Mortgage loans and HELOC are typically charged down to the value of the collateral, less estimated selling costs at 180 days past due. The charge-off policy for other consumer loans, primarily installment loans, requires a monthly review of delinquent loans and a complete charge-off for any account that reaches 120 days past due.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The delinquency status of a loan is based on contractual terms and not on how recently payments have been received. Loans are removed from nonaccrual status when loan payments have been received to cure the delinquency status and the loan is deemed to be well-secured by management.

A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below:

Commercial, financial and agricultural: Commercial, financial and agricultural loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. The commercial loan portfolio includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the five Florida counties and one Alabama county where Vision Bank operates. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.

Commercial real estate: Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Each subsidiary bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for each subsidiary bank’s portfolio generally have a variable interest rate. A CRE loan may be made with a fixed interest rate for a term generally not exceeding five years.

Construction real estate: The Company defines construction loans as both commercial construction loans and residential construction loans where the loan proceeds are used exclusively for the improvement of real estate as to which the Company holds a mortgage. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer.

Residential real estate: The Company defines residential real estate loans as first mortgages on individuals’ primary residence or second mortgages of individuals’ primary residence in the form of home equity lines of credit or installment loans. Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and an appropriately appraised value of the real estate securing the loan. Each subsidiary bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans made for each subsidiary bank’s portfolio in this lending category are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. Park generally does not price residential loans using low introductory “teaser” rates. Home equity lines of credit are generally made as second mortgages by Park’s subsidiary banks. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage.

Consumer: The Company originates direct and indirect consumer loans, primarily automobile loans and home equity based credit cards to customers and prospective customers in its primary market areas. Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

Allowance for Loan Losses
The allowance for loan losses is that amount believed adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors. The determination of the allowance requires significant estimates, including the timing and amounts of expected cash flows on impaired loans, consideration of current economic conditions, and historical loss experience pertaining to pools of homogeneous loans, all of which may be susceptible to change. The allowance is increased through a provision for loan losses that is charged to earnings based on management’s quarterly evaluation of the factors previously mentioned and is reduced by charge-offs, net of recoveries.

The allowance for loan losses includes both (1) an estimate of loss based on historical loss experience within both commercial and consumer loan categories with similar characteristics (“statistical allocation”) and (2) an estimate of loss based on an impairment analysis of each commercial loan that is considered to be impaired (“specific allocation”).

In calculating the allowance for loan losses, management believes it is appropriate to utilize historical loss rates that are comparable to the current period being analyzed. For the historical loss factor at December 31, 2010, the Company utilized an annual loss rate (“historical loss experience”), calculated based on an average of the net charge-offs and the annual change in specific reserves for impaired commercial loans, experienced during 2008, 2009 and 2010 within the commercial and consumer loan categories. Management believes the 36-month historical loss experience methodology is appropriate in the current economic environment, as it captures loss rates that are comparable to the current period being analyzed. The loss factor applied to Park’s consumer portfolio is based on the historical loss experience over the past 36 months, plus an additional judgmental reserve, increasing the total allowance for loan loss coverage in the consumer portfolio to approximately 1.5 years of historical loss. The loss factor applied to Park’s commercial portfolio is based on the historical loss experience over the past 36 months, plus an additional judgmental reserve, increasing the total allowance for loan loss coverage in the commercial portfolio to approximately 1.5 years of historical loss. Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard.
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The judgmental increases discussed above incorporates management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assigns a component of the allowance for loan losses in consideration of these factors. Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries.

U.S. generally accepted accounting principles (“GAAP”) require a specific allocation to be established as a component of the allowance for loan losses for certain loans when it is probable that all amounts due pursuant to the contractual terms of the loans will not be collected, and the recorded investment in the loans exceeds fair value. Fair value is measured using either the present value of expected future cash flows based upon the initial effective interest rate on the loan, the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent.

Income Recognition
Income earned by the Corporation and its subsidiaries is recognized on the accrual basis of accounting, except for nonaccrual loans as previously discussed, and late charges on loans which are recognized as income when they are collected.

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is generally provided on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the remaining lease period or the estimated useful lives of the improvements. Upon the sale or other disposal of an asset, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Maintenance and repairs are charged to expense as incurred while renewals and improvements that extend the useful life of an asset are capitalized. Premises and equipment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The range of depreciable lives over which premises and equipment are being depreciated are:

Buildings	5 to 50 Years
Equipment, furniture and fixtures	3 to 20 Years
Leasehold improvements	1 to 10 Years

Buildings that are currently placed in service are depreciated over 30 years. Equipment, furniture and fixtures that are currently placed in service are depreciated over 3 to 12 years. Leasehold improvements are depreciated over the lives of the related leases which range from 1 to 10 years.

Other Real Estate Owned (OREO)
OREO is recorded at fair value less anticipated selling costs (net realizable value) and consists of property acquired through foreclosure and real estate held for sale. If the net realizable value is below the carrying value of the loan at the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are typically reported as adjustments to the carrying amount of OREO and are expensed within “other income”. In certain circumstances where management believes the devaluation may not be permanent in nature, Park utilizes a valuation allowance to record OREO devaluations, which is also expensed through “other income”. Costs relating to development and improvement of such properties are capitalized (not in excess of fair value less estimated costs to sell) and costs relating to holding the properties are charged to expense.

Mortgage Loan Servicing Rights
When Park sells mortgage loans with servicing rights retained, servicing rights are recorded at the lower of their amortized cost or fair value, with the income statement effect recorded in gains on sale of loans. Capitalized servicing rights are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. Capitalized mortgage servicing rights totaled $10.5 million at December 31, 2010 and $10.8 million at December 31, 2009. The fair value of mortgage servicing rights is determined by discounting estimated future cash flows from the servicing assets, using market discount rates and expected future prepayment rates. In order to calculate fair value, the sold loan portfolio is stratified into homogenous pools of like categories. (See Note 20 of these Notes to Consolidated Financial Statements.)

Mortgage servicing rights are assessed for impairment periodically, based on fair value, with any impairment recognized through a valuation allowance. Fees received for servicing mortgage loans owned by investors are based on a percentage of the outstanding monthly principal balance of such loans and are included in income as loan payments are received. The cost of servicing loans is charged to expense as incurred.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over net identifiable tangible and intangible assets acquired in a purchase business combination. Other intangible assets represent purchased assets that have no physical property but represent some future economic benefit to their owner and are capable of being sold or exchanged on their own or in combination with a related asset or liability.

Goodwill and indefinite-lived intangible assets are not amortized to expense, but are subject to annual impairment tests, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with definitive useful lives (such as core deposit intangibles) are amortized to expense over their estimated useful lives.

Management considers several factors when performing the annual impairment tests on goodwill. The factors considered include the operating results for the particular Park segment for the past year and the operating results budgeted for the current year (including multi-year projections), the purchase prices being paid for financial institutions in the markets served by the Park segment, the deposit and loan totals of the Park segment and the economic conditions in the markets served by the Park segment.

The following table reflects the activity in goodwill and other intangible assets for the years 2010, 2009 and 2008. (See Note 2 of these Notes to Consolidated Financial Statements for details on the acquisition of Vision Bancshares, Inc. (“Vision”), and the recognition of impairment charges in 2008 to Vision Bank’s goodwill.)

		Core Deposit
(In thousands)	Goodwill	Intangibles	Total
December 31, 2007	$127,320	$17,236	$144,556
Amortization	—	(4,025)	(4,025)
Impairment of Vision Goodwill	(54,986)	—	(54,986)
December 31, 2008	$72,334	$13,211	$85,545
Amortization	—	(3,746)	(3,746)
December 31, 2009	$72,334	$9,465	$81,799
Amortization	—	(3,422)	(3,422)
December 31, 2010	$72,334	$6,043	$78,377

GAAP requires a company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Park typically evaluates goodwill for impairment on April 1 of each year, with financial data as of March 31. Based on the analysis performed as of April 1, 2010, the Company determined that goodwill for Park’s Ohio-based bank (The Park National Bank) was not impaired.

The balance of goodwill was $127.3 million at December 31, 2007 and was located at four subsidiary banks of Park. The subsidiary banks were Vision Bank ($55.0 million), The Park National Bank ($39.0 million), Century National Bank ($25.8 million) and The Security National Bank and Trust Co. ($7.5 million). During 2008, Park completed the consolidation of the eight banking charters of Park’s Ohio-based subsidiary banks into one national bank charter. With this consolidation, the goodwill at The Park National Bank was $72.3 million.

Based primarily on the increased level of net loan charge-offs at Vision Bank, management determined that it was appropriate to test for goodwill impairment during the third quarter of 2008. Park continued to experience credit deterioration in Vision Bank’s market place during the third quarter of 2008. The fair value of Vision was estimated by using the average of three measurement methods. These included: (1) application of various metrics from bank sale transactions for institutions comparable to Vision Bank; (2) application of a market-derived multiple of tangible book value; and (3) estimations of the present value of future cash flows. Park’s management reviewed the valuation of Vision Bank with Park’s Board of Directors and concluded that Vision Bank should recognize an impairment charge and write down the remaining goodwill ($55.0 million), resulting in a goodwill balance of zero with respect to the Vision Bank reporting unit.

Goodwill and other intangible assets (as shown on the Consolidated Balance Sheets) totaled $78.4 million at December 31, 2010, $81.8 million at December 31, 2009 and $85.5 million at December 31, 2008.

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. The amortization period for the core deposit intangibles related to the Vision acquisition is six years. Core deposit intangible amortization expense was $3.4 million in 2010, $3.7 million in 2009 and $4.0 million in 2008.

The accumulated amortization of core deposit intangibles was $16.1 million as of December 31, 2010 and $12.7 million at December 31, 2009. The expected core deposit intangible amortization expense for each of the next five years is as follows:

(In thousands)
2011	$2,677
2012	2,677
2013	689
2014	—
2015	—
Total	$6,043

Consolidated Statement of Cash Flows
Cash and cash equivalents include cash and cash items, amounts due from banks and money market instruments. Generally money market instruments are purchased and sold for one-day periods.

Net cash provided by operating activities reflects cash payments as follows:

December 31,	2010	2009	2008
(In thousands)
Interest paid on deposits and other borrowings	$74,680	$96,204	$139,256
Income taxes paid	$24,600	$30,660	$28,365
Transfers to OREO	$35,507	$35,902	$37,823

Loss Contingencies and Guarantees
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Income Taxes
The Corporation accounts for income taxes using the asset and liability approach. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. To the extent that Park does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is recorded. All positive and negative evidence is reviewed when determining how much of a valuation allowance is recognized on a quarterly basis. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

An uncertain tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination being presumed to occur. The benefit recognized for a tax position that meets the “more-likely-than-not” criteria is measured based on the largest benefit that is more than 50 percent likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. Park recognizes any interest and penalties related to income tax matters in income tax expense.

Preferred Stock
On December 23, 2008, Park issued $100 million of Senior Preferred Shares to the U.S. Department of Treasury (the “Treasury”) under the Capital Purchase Program (CPP), consisting of 100,000 shares, each with a liquidation preference of $1,000 per share. In addition, on December 23, 2008, Park issued a warrant to the Treasury to purchase 227,376 common shares. These preferred shares and related warrant are considered permanent equity for accounting purposes. GAAP requires management to allocate the proceeds from the issuance of the preferred stock between the preferred stock and related warrant. The terms of the preferred shares require management to pay a cumulative dividend at the rate of 5 percent per annum until February 14, 2014 and 9 percent thereafter. Management determined that the 5 percent dividend rate is below market value; therefore, the fair value of the preferred shares would be less than the $100 million in proceeds. Management determined that a reasonable market discount rate is 12 percent for the fair value of preferred shares. Management used the Black-Scholes model for calculating the fair value of the warrant (and related common shares). The allocation between the preferred shares and warrant at December 23, 2008, the date of issuance, was $95.7 million and $4.3 million, respectively. The discount on the preferred shares of $4.3 million is being accreted through retained earnings over a 60 month period.

Treasury Stock
The purchase of Park’s common stock is recorded at cost. At the date of retirement or subsequent reissuance, the treasury stock account is reduced by the weighted average cost of the common shares retired or reissued.

Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, changes in the funded status of the Company’s Defined Benefit Pension Plan, and the unrealized net holding gains and losses on the cash flow hedge, which are also recognized as separate components of equity.

Stock Based Compensation
Compensation cost is recognized for stock options and stock awards issued to employees and directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of Park’s common stock at the date of grant is used for stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. Park did not grant any stock options during 2010, 2009 or 2008. No stock options vested in 2010, 2009 or 2008. Park granted 7,020, 7,020 and 7,200 shares of common stock to its directors in 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Instruments
At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the Consolidated Balance Sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Fair Value Measurement
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 21 of these Notes to Consolidated Financial Statements. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Retirement Plans
Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Earnings Per Common Share
Basic earnings per common share is net income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, warrants and convertible securities. Earnings and dividends per common share are restated for any stock splits and stock dividends through the date of issuance of the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period. New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010. The adoption of the new guidance impacts annual disclosures within the Annual Report for the period ended December 31, 2010 and will impact disclosures within interim financial statements in future periods, but will not have an impact on the Company’s consolidated financial statements.

No. 2011-01 | Receivables (Topic 310) Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20: In January 2011, FASB issued Accounting Standards Update 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01). ASU 2011-01 was issued as a result of concerns raised from stakeholders that the introduction of new disclosure requirements (paragraphs 310-10-50-31 through 50-34 of the FASB Accounting Standards Codification) about troubled debt restructurings in one reporting period followed by a change in what constitutes a troubled debt restructuring shortly thereafter would be burdensome for preparers and may not provide financial statement users with useful information.

2. ORGANIZATION AND ACQUISITIONS
Park National Corporation is a multi-bank holding company headquartered in Newark, Ohio. Through its banking subsidiaries, The Park National Bank (PNB) and Vision Bank (VB), Park is engaged in a general commercial banking and trust business, primarily in Ohio, Baldwin County, Alabama and the panhandle of Florida. A wholly-owned subsidiary of Park, Guardian Financial Services Company (GFSC) began operating in May 1999. GFSC is a consumer finance company located in Central Ohio. PNB operates through eleven banking divisions with the Park National Division headquartered in Newark, Ohio, the Fairfield National Division headquartered in Lancaster, Ohio, The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Milford, Ohio, the First-Knox National Division headquartered in Mount Vernon, Ohio, the Farmers and Savings Division headquartered in Loudonville, Ohio, the Security National Division headquartered in Springfield, Ohio, the Unity National Division headquartered in Piqua, Ohio, the Richland Bank Division headquartered in Mansfield, Ohio, the Century National Division headquartered in Zanesville, Ohio, the United Bank Division headquartered in Bucyrus, Ohio and the Second National Division headquartered in Greenville, Ohio. VB operates through two banking divisions with the Vision Bank Florida Division headquartered in Panama City, Florida and the Vision Bank Alabama Division headquartered in Gulf Shores, Alabama. All of the Ohio-based banking divisions provide the following principal services: the acceptance of deposits for demand, savings and time accounts; commercial, industrial, consumer and real estate lending, including installment loans, credit cards, home equity lines of credit, commercial leasing; trust services; cash management; safe deposit operations; electronic funds transfers and a variety of additional banking-related services. VB, with its two banking divisions, provides the services mentioned above, with the exception of commercial leasing. See Note 23 of these Notes to Consolidated Financial Statements for financial information on the Corporation’s operating segments.

On March 9, 2007, Park acquired all of the stock and outstanding stock options of Vision Bancshares, Inc. for $87.8 million in cash and 792,937 shares of Park common stock valued at $83.3 million or $105.00 per share.

The goodwill recognized as a result of this acquisition was $109.0 million. The fair value of the acquired assets of Vision was $686.5 million and the fair value of the liabilities assumed was $624.4 million at March 9, 2007. During the fourth quarter of 2007, Park recognized a $54.0 million impairment charge to the Vision goodwill. In addition, Park recognized an additional impairment charge to the remaining Vision goodwill of $55.0 million during the third quarter of 2008. The goodwill impairment charge of $55.0 million in 2008 reduced income tax expense by approximately $1 million. The goodwill impairment charge of $54.0 million in 2007 had no impact on income tax expense.

At the time of the acquisition, Vision operated two bank subsidiaries (both named Vision Bank) which became bank subsidiaries of Park on March 9, 2007. On July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of the Vision Bank headquartered in Gulf Shores, Alabama with and into the Vision Bank headquartered in Panama City, Florida. Vision Bank operates under a Florida banking charter and has 17 branch locations in Baldwin County, Alabama and in the Florida panhandle.

3. RESTRICTIONS ON CASH AND DUE FROM BANKS
The Corporation’s two bank subsidiaries are required to maintain average reserve balances with the Federal Reserve Bank. The average required reserve balance was approximately $37.8 million at December 31, 2010 and $31.9 million at December 31, 2009. No other compensating balance arrangements were in existence at December 31, 2010.

4. INVESTMENT SECURITIES
The amortized cost and fair value of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment.

During 2010, Park recognized an other-than-temporary impairment charge of $23,000, related to an equity investment in a financial institution, which is recorded in “other expenses” within the Consolidated Statements of Income. During 2009, Park recognized impairment losses of $0.6 million related to equity investments in several financial institutions. Since these are equity securities, no amounts were recognized in other comprehensive income at the time of the impairment recognition.

Investment securities at December 31, 2010 were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
2010:
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$272,301	$2,968	$1,956	$273,313
Obligations of states and political subdivisions	10,815	281	52	11,044
U.S. Government sponsored entities asset-backed securities	990,204	30,633	9,425	1,011,412
Other equity securities	938	858	43	1,753
Total	$1,274,258	$34,740	$11,476	$1,297,522
2010:
Securities Held-to-Maturity
Obligations of states and political subdivisions	$3,167	$7	$—	$3,174
U.S. Government sponsored entities asset-backed securities	670,403	17,157	4,620	682,940
Total	$673,570	$17,164	$4,620	$686,114

Park’s U.S. Government sponsored entity asset-backed securities consisted of 15-year residential mortgage-backed securities and collateralized mortgage obligations (CMOs). At December 31, 2010, the amortized cost of Park’s AFS and held-to-maturity mortgage-backed securities was $988.5 million and $0.1 million, respectively. At December 31, 2010, the amortized cost of Park’s AFS and held-to-maturity CMOs was $1.7 million and $670.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other investment securities (as shown on the Consolidated Balance Sheets) consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. Park owned $61.8 million of Federal Home Loan Bank stock and $6.9 million of Federal Reserve stock at December 31, 2010. Park owned $62.0 million of Federal Home Loan Bank stock and $6.9 million of Federal Reserve Bank stock at December 31, 2009.

Management does not believe any individual unrealized loss as of December 31, 2010 or December 31, 2009, represents an other-than-temporary impairment. The unrealized losses on debt securities are primarily the result of interest rate changes. These conditions will not prohibit Park from receiving its contractual principal and interest payments on these debt securities. The fair value of these debt securities is expected to recover as payments are received on these securities and they approach maturity.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table provides detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities had been in a continuous loss position at December 31, 2010:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
2010:
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$74,379	$1,956	$—	$—	$74,379	$1,956
Obligations of states and political subdivisions	1,459	52	—	—	1,459	52
U.S. Government sponsored entities asset-backed securities	418,156	9,425	—	—	418,156	9,425
Other equity securities	74	29	221	14	295	43
Total	$494,068	$11,462	$221	$14	$494,289	$11,476
2010:
Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$297,584	$4,620	$—	$—	$297,584	$4,620

Investment securities at December 31, 2009 were as follows:

		Gross	Gross
		Unrealized	Unrealized
	Amortized	Holding	Holding	Estimated
(In thousands)	Cost	Gains	Losses	Fair Value
2009:
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$349,899	$389	$2,693	$347,595
Obligations of states and political subdivisions	15,189	493	15	15,667
U.S. Government sponsored entities asset-backed securities	875,331	47,572	—	922,903
Other equity securities	962	656	56	1,562
Total	$1,241,381	$49,110	$2,764	$1,287,727
2009:
Securities Held-to-Maturity
Obligations of states and political subdivisions	$4,456	$25	$—	$4,481
U.S. Government sponsored entities asset-backed securities	502,458	16,512	1	518,969
Total	$506,914	$16,537	$1	$523,450

The following table provides detail on investment securities with unrealized losses aggregated by investment category and length of time the individual securities had been in a continuous loss position at December 31, 2009:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
2009:
Securities Available-for-Sale
Obligations of states and political subdivisions	$257,206	$2,693	$—	$—	$257,206	$2,693
U.S. Government sponsored entities asset-backed securities	295	15	—	—	295	15
Other equity securities	—	—	202	56	202	56
Total	$257,501	$2,708	$202	$56	$257,703	$2,764
2009:
Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$50	$1	$—	$—	$50	$1

The amortized cost and estimated fair value of investments in debt securities at December 31, 2010, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

	Amortized	Estimated
(In thousands)	Cost	Fair Value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$149,986	$152,913
Due one through five years	54,335	52,627
Due five through ten years	67,980	67,773
Total	$272,301	$273,313
Obligations of states and political subdivisions:
Due within one year	$7,999	$8,195
Due one through five years	1,805	1,879
Due over ten years	1,011	970
Total	$10,815	$11,044
U.S. Government sponsored entities asset-backed securities:
Total	$990,204	$1,011,412
Securities Held-to-Maturity
Obligations of states and political subdivisions:
Due within one year	$2,382	$2,389
Due one through five years	785	785
Total	$3,167	$3,174
U.S. Government sponsored entities asset-backed securities:
Total	$670,403	$682,940

All of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. These callable securities have a final maturity in 8 to 12 years, but are shown in the table at their expected call date.

Investment securities having a book value of $1,481 million and $1,720 million at December 31, 2010 and 2009, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements and to secure repurchase agreements sold, and as collateral for Federal Home Loan Bank (FHLB) advance borrowings.

At December 31, 2010, $736 million was pledged for government and trust department deposits, $668 million was pledged to secure repurchase agreements and $77 million was pledged as collateral for FHLB advance borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2009, $952 million was pledged for government and trust department deposits, $658 million was pledged to secure repurchase agreements and $110 million was pledged as collateral for FHLB advance borrowings.

At December 31, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity.

During 2010, Park’s management sold investment securities during the first, second and fourth quarters. In total, these sales resulted in proceeds of $460.2 million and a pre-tax gain of $11.9 million.

During the first quarter of 2010, Park sold $200.7 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $8.3 million. During the second quarter of 2010, Park sold $57 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $3.5 million. During the fourth quarter of 2010, Park sold $115.8 million of U.S. Government sponsored entity callable notes for a small gain of $45,000.

During 2009, Park sold $204.3 million of U.S. Government sponsored entity mortgage-backed securities, realizing a pre-tax gain of $7.3 million. No gross losses were realized in 2010 or 2009.

5. LOANS
The composition of the loan portfolio is as follows:
December 31 (In thousands)	2010	2009
Commercial, financial and agricultural	$737,902	$751,277
Real estate:
Commercial	1,226,616	1,130,672
Construction	406,480	495,518
Residential	1,692,209	1,555,390
Consumer	666,871	704,430
Leases	2,607	3,145
Total loans	$4,732,685	$4,640,432

The composition of the loan portfolio, by class of loan, as of December 31, 2010 is as follows:

		Accrued
	Loan	Interest	Recorded
(In thousands)	Balance	Receivable	Investment
Commercial, financial and agricultural*	$737,902	$2,886	$740,788
Commercial real estate*	1,226,616	4,804	1,231,420
Construction real estate:
Vision commercial land and development	171,334	282	171,616
Remaining commercial	195,693	622	196,315
Mortgage	26,326	95	26,421
Installment	13,127	54	13,181
Residential real estate:
Commercial	464,903	1,403	466,306
Mortgage	906,648	2,789	909,437
HELOC	260,463	1,014	261,477
Installment	60,195	255	60,450
Consumer	666,871	3,245	670,116
Leases	2,607	56	2,663
Total loans	$4,732,685	$17,505	$4,750,190

*	Included within commercial, financial and agricultural loans and commercial real estate loans are an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $6.7 million at December 31, 2010 and $6.3 million at December 31, 2009.

Overdrawn deposit accounts of $2.6 million and $3.3 million have been reclassified to loans at December 31, 2010 and 2009, respectively.

Nonperforming loans are summarized as follows at December 31, 2009:
December 31 (In thousands)	2009
Impaired loans:
Nonaccrual	$201,001
Restructured (accruing)	142
Total impaired loans	201,143
Other nonaccrual loans	32,543
Total nonaccrual and restructured loans	$233,686
Loans past due 90 days or more and accruing	14,773
Total nonperforming loans	$248,459

The following table presents the recorded investment in nonaccrual, restructured, and loans past due 90 days or more and still accruing by class of loans as of December 31, 2010:

		Loans Past Due
		Accruing	90 Days	Total
	Nonaccrual	Restructured	or More	Nonperforming
(In thousands)	Loans	Loans	and Accruing	Loans
Commercial, financial and agricultural	$19,276	$—	$—	$19,276
Commercial real estate	57,941	—	20	57,961
Construction real estate:
Vision commercial land and development	87,424	—	—	87,424
Remaining commercial	27,080	—	—	27,080
Mortgage	354	—	—	354
Installment	417	—	13	430
Residential real estate:
Commercial	60,227	—	—	60,227
Mortgage	32,479	—	2,175	34,654
HELOC	964	—	149	1,113
Installment	1,195	—	277	1,472
Consumer	1,911	—	1,059	2,970
Leases	—	—	—	—
Total loans	$289,268	$—	$3,693	$292,961

The following table provides additional information regarding those nonaccrual loans that are individually evaluated for impairment and those collectively evaluated for impairment at December 31, 2010.

		Loans	Loans
		Individually	Collectively
		Evaluated for	Evaluated for
(In thousands)	Nonaccrual	Impairment	Impairment
Commercial, financial and agricultural	$19,276	$19,205	$71
Commercial real estate	57,941	57,930	11
Construction real estate:
Vision commercial land and development	87,424	86,491	933
Remaining commercial	27,080	27,080	—
Mortgage	354	—	354
Installment	417	—	417
Residential real estate:
Commercial	60,227	60,227	—
Mortgage	32,479	—	32,479
HELOC	964	—	964
Installment	1,195	—	1,195
Consumer	1,911	—	1,911
Leases	—	—	—
Total loans	$289,268	$250,933	$38,335

The majority of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans were as follows at December 31, 2009:
December 31 (In thousands)	2009
Year-end loans with no allocated allowance for loan losses	$77,487
Year-end loans with allocated allowance for loan losses	123,656
Total	$201,143
Amount of the allowance for loan losses allocated	$36,721

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(In thousands)	Balance	Investment	Allocated
With no related allowance recorded
Commercial, financial and agricultural	$9,347	$8,891	$—
Commercial real estate	24,052	19,697	—
Construction real estate:
Vision commercial land and development	23,021	20,162	—
Remaining commercial	15,192	14,630	—
Residential real estate:
Commercial	51,261	47,009	—
With an allowance recorded
Commercial, financial and agricultural	11,801	10,314	3,028
Commercial real estate	42,263	38,233	10,001
Construction real estate:
Vision commercial land and development	92,122	66,329	23,585
Remaining commercial	20,676	12,450	2,802
Residential real estate:
Commercial	14,799	13,218	4,043
Total	$304,534	$250,933	$43,459

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At December 31, 2010, there were $12.5 million in partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and an additional $41.1 million of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at December 31, 2010 and 2009, of $43.5 million and $36.7 million, respectively, related to loans with a recorded investment of $140.5 million and $123.7 million.

The average balance of loans individually evaluated for impairment was $210.4 million, $184.7 million and $130.6 million for 2010, 2009 and 2008, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis after all past due and current principal payments have been made. For the year ended December 31, 2010, the Corporation recognized a net reversal to interest income of $1.3 million, consisting of $948,000 in interest recognized at PNB and $2.2 million in interest reversed at Vision, on loans that were individually evaluated for impairment as of the end of the year. For the year ended December 31, 2009, the Corporation recognized a net reversal to interest income of $1.3 million, consisting of $1.8 million in interest recognized at PNB and $3.1 million in interest reversed at Vision, on loans that were individually evaluated for impairment as of the end of the year. For the year ended December 31, 2008, the Corporation recognized $0.9 million in interest income, consisting of $2.8 million in interest recognized at PNB and $1.9 million in interest reversed at Vision.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans.

		Past Due
		Nonaccrual
	Accruing	Loans and Loans
	Loans	Past Due 90			Total
	Past Due	Days or More	Total	Total	Recorded
(In thousands)	30–89 Days	and Accruing	Past Due	Current	Investment
Commercial, financial and agricultural	$2,247	$15,622	$17,869	$722,919	$740,788
Commercial real estate	9,521	53,269	62,790	1,168,630	1,231,420
Construction real estate:
Vision commercial land and development	2,406	65,130	67,536	104,080	171,616
Remaining commercial	141	19,687	19,828	176,487	196,315
Mortgage	479	148	627	25,794	26,421
Installment	235	399	634	12,547	13,181
Residential real estate:
Commercial	3,281	26,845	30,126	436,180	466,306
Mortgage	17,460	24,422	41,882	867,555	909,437
HELOC	1,396	667	2,063	259,414	261,477
Installment	1,018	892	1,910	58,540	60,450
Consumer	11,204	2,465	13,669	656,447	670,116
Leases	5	—	5	2,658	2,663
Total loans	$49,393	$209,546	$258,939	$4,491,251	$4,750,190

Management’s policy is to initially place all renegotiated loans (troubled debt restructurings) on nonaccrual status. At December 31, 2010, there were $80.7 million of troubled debt restructurings included in nonaccrual loan totals. Many of these troubled debt restructurings are performing under the renegotiated terms. At December 31, 2010, of the $80.7 million in troubled debt restructurings, $50.3 million were included within current loans presented above. Management will continue to review the renegotiated loans and may determine it appropriate to move certain of these loans back to accrual status in the future. At December 31, 2010, Park had commitments to lend $434,000 of additional funds to borrowers whose terms had been modified in a troubled debt restructuring.

Management utilizes past due information as a credit quality indicator across the loan portfolio. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Any commercial loan graded an 8 (loss) is completely charged-off. The table below presents the recorded investment by loan grade at December 31, 2010 for all commercial loans:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

				Pass	Recorded
(In thousands)	5 Rated	6 Rated	Nonaccrual	Rated	Investment
Commercial, financial and agricultural	$26,322	$11,447	$19,276	$683,743	$740,788
Commercial real estate	57,394	26,992	57,941	1,089,093	1,231,420
Construction real estate:
Vision commercial land and development	10,220	7,941	87,424	66,031	171,616
Remaining commercial	14,021	39,062	27,080	116,152	196,315
Residential real estate:
Commercial	29,206	18,117	60,227	358,756	466,306
Leases	—	—	—	2,663	2,663
Total commercial loans	$137,163	$103,559	$251,948	$2,316,438	$2,809,108

Management transfers a loan to other real estate owned at the time that Park takes possession of the asset. At December 31, 2010 and 2009, Park had $44.3 million and $41.2 million, respectively, of other real estate owned. Other real estate owned at Vision Bank has increased from $35.2 million at December 31, 2009 to $35.9 million at December 31, 2010.

Certain of the Corporation’s executive officers and directors are loan customers of the Corporation’s two banking subsidiaries. As of December 31, 2010 and 2009, loans and lines of credit aggregating approximately $53.6 million and $56.8 million, respectively, were outstanding to such parties. During 2010, $2.1 million of new loans were made to these executive officers and directors and repayments totaled $5.3 million. New loans and repayments for 2009 were $27.9 million and $9.5 million, respectively. Additionally, during 2009, $20.8 million in loans were removed from the aggregate amount reported due to the resignation of certain directors.

6. ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses is summarized as follows:

(In thousands)	2010	2009	2008
Average loans	$4,642,478	$4,594,436	$4,354,520
Allowance for loan losses:
Beginning balance	$116,717	$100,088	$87,102
Charge-offs:
Commercial, financial and agricultural	8,484	10,047	2,953
Commercial real estate	7,748	5,662	4,126
Construction real estate	23,308	21,956	34,052
Residential real estate	18,401	11,765	12,600
Consumer	8,373	9,583	9,181
Lease financing	—	9	4
Total charge-offs	66,314	59,022	62,916
Recoveries:
Commercial, financial and agricultural	1,237	1,010	861
Commercial real estate	850	771	451
Construction real estate	813	1,322	137
Residential real estate	1,429	1,723	1,128
Consumer	1,763	2,001	2,807
Lease financing	—	3	31
Total recoveries	6,092	6,830	5,415
Net charge-offs	60,222	52,192	57,501
Provision for loan losses	64,902	68,821	70,487
Ending balance	$121,397	$116,717	$100,088
Ratio of net charge-offs to average loans	1.30%	1.14%	1.32%
Ratio of allowance for loan losses to end of period loans	2.57%	2.52%	2.23%

The composition of the allowance for loan losses at December 31, 2010 was as follows:

	Commercial,
	Financial and	Commercial	Construction	Residential
(In thousands)	Agricultural	Real Estate	Real Estate	Real Estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$—	$—	$43,459
Collectively evaluated for impairment	10,556	18,514	19,807	21,802	7,228	31	77,938
Total ending allowance balance	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397
Loan balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$—	$—	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685
Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	17.26%	23.23%	6.71%	—	—	17.32%
Loans collectively evaluated for impairment	1.47%	1.58%	6.76%	1.34%	1.08%	1.19%	1.74%
Total ending loan balance	1.84%	2.32%	11.36%	1.53%	1.08%	1.19%	2.57%
Recorded investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$—	$—	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the allowance for loan losses at December 31, 2009 was as follows:

	Outstanding	Allowance	ALL as a % of
(In thousands)	Loan Balance	for Loan Losses	Loan Balance
Loans collectively evaluated for impairment	$4,439,289	$79,996	1.80%
Loans indivdually evaluated for impairment	201,143	36,721	18.26%
Total loans and allowance for loan losses	$4,640,432	$116,717	2.52%

Loans collectively evaluated for impairment above include all performing loans at December 31, 2010 and 2009, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment above include all impaired loans internally classified as commercial loans at December 31, 2010 and 2009, which are evaluated for impairment in accordance with GAAP (see Note 1 of these Notes to Consolidated Financial Statements).

7. PREMISES AND EQUIPMENT
The major categories of premises and equipment and accumulated depreciation are summarized as follows:

December 31 (In thousands)	2010	2009
Land	$23,827	$23,257
Buildings	78,185	75,583
Equipment, furniture and fixtures	61,086	56,822
Leasehold improvements	6,031	6,080
Total	$169,129	$161,742
Less accumulated depreciation and amortization	(99,562)	(92,651)
Premises and equipment, net	$69,567	$69,091

Depreciation and amortization expense amounted to $7.1 million, $7.5 million and $7.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The Corporation leases certain premises and equipment accounted for as operating leases. The following is a schedule of the future minimum rental payments required for the next five years under such leases with initial terms in excess of one year:

(In thousands)
2011	$1,987
2012	1,786
2013	1,629
2014	1,416
2015	1,161
Thereafter	4,103
Total	$12,082

Rent expense was $2.6 million, $2.8 million and $2.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

8. DEPOSITS
At December 31, 2010 and 2009, noninterest bearing and interest bearing deposits were as follows:

December 31 (In thousands)	2010	2009
Noninterest bearing	$937,719	$897,243
Interest bearing	4,157,701	4,290,809
Total	$5,095,420	$5,188,052

At December 31, 2010, the maturities of time deposits were as follows:

(In thousands)
2011	$1,421,409
2012	323,421
2013	83,557
2014	69,535
2015	73,612
After 5 years	2,369
Total	$1,973,903

At December 31, 2010, Park had approximately $17.2 million of deposits received from executive officers, directors, and their related interests.

Maturities of time deposits of over $100,000 as of December 31, 2010 were:

December 31 (In thousands)
3 months or less	$344,820
Over 3 months through 6 months	162,069
Over 6 months through 12 months	212,494
Over 12 months	180,454
Total	$899,837

Note: The table above includes brokered deposits of $104.1 million that are included within the 3 months or less maturity category.

9. SHORT-TERM BORROWINGS
Short-term borrowings were as follows:

December 31 (In thousands)	2010	2009
Securities sold under agreements to repurchase and federal funds purchased	$279,669	$294,219
Federal Home Loan Bank advances	384,000	30,000
Total short-term borrowings	$663,669	$324,219

The outstanding balances for all short-term borrowings as of December 31, 2010 and 2009 and the weighted-average interest rates as of and paid during each of the years then ended were as follows:

	Repurchase		Demand
	Agreements	Federal	Notes
	and Federal	Home Loan	Due U.S.
	Funds	Bank	Treasury
(In thousands)	Purchased	Advances	and Other
2010:
Ending balance	$279,669	$384,000	$—
Highest month-end balance	295,467	384,000	—
Average daily balance	269,260	31,679	—
Weighted-average interest rate:
As of year-end	0.32%	0.19%	—
Paid during the year	0.39%	0.39%	—
2009:
Ending balance	$294,219	$30,000	$—
Highest month-end balance	303,972	442,000	—
Average daily balance	281,941	137,792	—
Weighted-average interest rate:
As of year-end	0.49%	0.49%	—
Paid during the year	0.82%	0.66%	—

At December 31, 2010, 2009 and 2008, Federal Home Loan Bank (FHLB) advances were collateralized by investment securities owned by the Corporation’s subsidiary banks and by various loans pledged under a blanket agreement by the Corporation’s subsidiary banks.

See Note 4 of these Notes to Consolidated Financial Statements for the amount of investment securities that are pledged. At December 31, 2010, $2,071 million of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by Park’s subsidiary banks. At December 31, 2009, $1,959 million of commercial real estate and residential mortgage loans were pledged under a blanket agreement to the FHLB by Park’s subsidiary banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 states that $668 million and $658 million of securities were pledged to secure repurchase agreements as of December 31, 2010 and 2009, respectively. Park’s repurchase agreements in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis. Park’s repurchase agreements with a third-party financial institution are classified in long-term debt. See Note 10 of these Notes to Consolidated Financial Statements.

10. LONG-TERM DEBT
Long-term debt is listed below:

December 31	2010		2009
	Outstanding	Average	Outstanding	Average
(In thousands)	Balance	Rate	Balance	Rate
Total Federal Home Loan Bank advances by year of maturity:
2010	$—	—	$17,560	5.68%
2011	16,460	1.99%	16,460	1.99%
2012	15,500	2.09%	15,500	2.09%
2013	500	4.03%	500	4.03%
2014	500	4.23%	500	4.23%
2015	—	0.00%	—	—
Thereafter	302,342	3.02%	302,371	3.02%
Total	$335,302	2.93%	$352,891	3.05%
Total broker repurchase agreements by year of maturity:
After 2015	$300,000	4.04%	$300,000	4.04%
Total	$300,000	4.04%	$300,000	4.04%
Other borrowings by year of maturity:
2010	$—	—	$59	7.97%
2011	63	7.97%	63	7.97%
2012	69	7.97%	69	7.97%
2013	74	7.97%	74	7.97%
2014	81	7.97%	81	7.97%
2015	87	7.97%	87	7.97%
Thereafter	1,057	7.97%	1,057	7.97%
Total	$1,431	7.97%	$1,490	7.97%
Total combined long-term debt by year of maturity:
2010	$—	—	$17,619	5.69%
2011	16,523	2.01%	16,523	2.01%
2012	15,569	2.12%	15,569	2.12%
2013	574	4.54%	574	4.54%
2014	581	4.75%	581	4.75%
2015	87	7.97%	87	7.97%
Thereafter	603,399	3.54%	603,428	3.54%
Total	$636,733	3.46%	$654,381	3.52%

Other borrowings consist of a capital lease obligation of $1.4 million, pertaining to an arrangement that was part of the acquisition of Vision on March 9, 2007 and its associated minimum lease payments.

Park had approximately $603.4 million of long-term debt at December 31, 2010 with a contractual maturity longer than five years. However, approximately $600 million of this debt is callable by the issuer in 2011.

At December 31, 2010 and 2009, Federal Home Loan Bank (FHLB) advances were collateralized by investment securities owned by the Corporation’s subsidiary banks and by various loans pledged under a blanket agreement by the Corporation’s subsidiary banks.

See Note 4 of these Notes to Consolidated Financial Statements for the amount of investment securities that are pledged. See Note 9 of these Notes to Consolidated Financial Statements for the amount of commercial real estate and residential mortgage loans that are pledged to the FHLB.

11. SUBORDINATED DEBENTURES/NOTES
As part of the acquisition of Vision on March 9, 2007, Park became the successor to Vision under (i) the Amended and Restated Trust Agreement of Vision Bancshares Trust I (the “Trust”), dated as of December 5, 2005, (ii) the Junior Subordinated Indenture, dated as of December 5, 2005, and (iii) the Guarantee Agreement, also dated as of December 5, 2005.

On December 1, 2005, Vision formed a wholly-owned Delaware statutory business trust, Vision Bancshares Trust I (“Trust I”), which issued $15.0 million of the Trust’s floating rate preferred securities (the “Trust Preferred Securities”) to institutional investors. These Trust Preferred Securities qualify as Tier I capital under Federal Reserve Board guidelines. All of the common securities of Trust I are owned by Park. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Trust I to purchase $15.5 million of junior subordinated notes, which carry a floating rate based on a three-month LIBOR plus 148 basis points. The debentures represent the sole asset of Trust I. The Trust Preferred Securities accrue and pay distributions at a floating rate of three-month LIBOR plus 148 basis points per annum. The Trust Preferred Securities are mandatorily redeemable upon maturity of the notes in December 2035, or upon earlier redemption as provided in the notes. Park has the right to redeem the notes purchased by Trust I in whole or in part, on or after December 30, 2010. As specified in the indenture, if the notes are redeemed prior to maturity, the redemption price will be the principal amount, plus any unpaid accrued interest.

In accordance with GAAP, Trust I is not consolidated with Park’s financial statements, but rather the subordinated notes are reflected as a liability.

On December 28, 2007, one of Park’s wholly-owned subsidiary banks, The Park National Bank (“PNB”), entered into a Subordinated Debenture Purchase Agreement with USB Capital Funding Corp. Under the terms of the Purchase Agreement, USB Capital Funding Corp. purchased from PNB a Subordinated Debenture dated December 28, 2007, in the principal amount of $25 million, which matures on December 29, 2017. The Subordinated Debenture is intended to qualify as Tier 2 capital under the applicable regulations of the Office of the Comptroller of the Currency of the United States of America (the “OCC”). The Subordinated Debenture accrues and pays interest at a floating rate of three-month LIBOR plus 200 basis points. The Subordinated Debenture may not be prepaid in any amount prior to December 28, 2012; however, subsequent to that date, PNB may prepay, without penalty, all or a portion of the principal amount outstanding in a minimum amount of $5 million or any larger multiple of $5 million. The three-month LIBOR rate was 0.30% at December 31, 2010. On January 2, 2008, Park entered into an interest rate swap transaction, which was designated as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture of $25 million (see Note 19 of these Notes to Consolidated Financial Statements).

On December 23, 2009, Park entered into a Note Purchase Agreement, dated December 23, 2009, with 38 purchasers (the “Purchasers”). Under the terms of the Note Purchase Agreement, the Purchasers purchased from Park an aggregate principal amount of $35.25 million of 10% Subordinated Notes due December 23, 2019 (the “Notes”). The Notes are intended to qualify as Tier 2 Capital under applicable rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Notes may not be prepaid in any amount prior to December 23, 2014; however, subsequent to that date, Park may prepay, without penalty, all or a portion of the principal amount outstanding. Of the $35.25 million in Notes, $14.05 million were purchased by related parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTION PLAN
The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005, and was approved by the shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. At December 31, 2010, 1,421,925 common shares were available for future grants under the 2005 Plan. Under the terms of the 2005 Plan, incentive stock options may be granted at a price not less than the fair market value at the date of the grant, and for an option term of up to five years. No additional incentive stock options may be granted under the 2005 Plan after January 17, 2015.

The fair value of each incentive stock option granted is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of Park’s common stock. The Corporation uses historical data to estimate option exercise behavior. The expected term of incentive stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the incentive stock options is based on the U.S. Treasury yield curve in effect at the time of the grant.

The activity in the 2005 Plan is listed in the following table for 2010:

		Weighted Average
	Number	Exercise Price per Share
January 1, 2010	254,892	$97.78
Granted	—	—
Exercised	—	—
Forfeited/Expired	176,817	107.85
December 31, 2010	78,075	$74.96
Exercisable at year end		78,075
Weighted-average remaining contractual life		1.94 years
Aggregate intrinsic value		$0

There were no options granted or exercised in 2010, 2009 or 2008. Additionally, no expense was recognized for 2010, 2009 or 2008.

13. BENEFIT PLANS
The Corporation has a noncontributory Defined Benefit Pension Plan (the “Pension Plan”) covering substantially all of the employees of the Corporation and its subsidiaries. The Pension Plan provides benefits based on an employee’s years of service and compensation.

The Corporation’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Management made a $20 million contribution in January 2009, which was deductible on the 2008 tax return and as such was reflected as part of the deferred tax liabilities at December 31, 2008. In addition, management made a $10 million contribution in November 2009, which was deductible on the 2009 tax return and as such is reflected as part of deferred tax liabilities at December 31, 2009. Management contributed $2 million in September 2010, which will be deductible on the 2010 tax return and is reflected in deferred tax liabilities at December 31, 2010. In January 2011, management contributed $14 million, of which $12.4 million will be deductible on the 2010 tax return and $1.6 million on the 2011 tax return. The entire $12.4 million deductible on the 2010 tax return is reflected as part of the deferred tax liabilities at December 31, 2010. See Note 14 of these Notes to Consolidated Financial Statements. Park does not expect to make any additional contributions to the Pension Plan in 2011.

Using an accrual measurement date of December 31, 2010 and 2009, plan assets and benefit obligation activity for the Pension Plan are listed below:

(In thousands)	2010	2009
Change in fair value of plan assets
Fair value at beginning of measurement period	$75,815	$38,506
Actual return on plan assets	11,296	11,689
Company contributions	2,000	30,000
Benefits paid	(3,647)	(4,380)
Fair value at end of measurement period	$85,464	$75,815
Change in benefit obligation
Projected benefit obligation at beginning of measurement period	$60,342	$57,804
Service cost	3,671	3,813
Interest cost	3,583	3,432
Actuarial loss or (gain)	10,215	(327)
Benefits paid	(3,647)	(4,380)
Projected benefit obligation at the end of measurement period	$74,164	$60,342
Funded status at end of year (assets less benefit obligation)	$11,300	$15,473

The asset allocation for the Pension Plan as of the measurement date, by asset category, was as follows:

		Percentage of Plan Assets
Asset Category	Target Allocation	2010	2009
Equity securities	50% – 100%	86%	83%
Fixed income and cash equivalents	remaining balance	14%	17%
Total	—	100%	100%

The investment policy, as established by the Retirement Plan Committee, is to invest assets according to the target allocation stated above. Assets will be reallocated periodically based on the investment strategy of the Retirement Plan Committee. The investment policy is reviewed periodically.

The expected long-term rate of return on plan assets was 7.75% in 2010 and 2009. This return was based on the expected return of each of the asset categories, weighted based on the median of the target allocation for each class.

The accumulated benefit obligation for the Pension Plan was $63.5 million and $52.6 million at December 31, 2010 and 2009, respectively.

On November 17, 2009, the Park Pension Plan completed the purchase of 115,800 common shares of Park for $7.0 million or $60.45 per share. At December 31, 2010 and 2009, the fair value of the 115,800 common shares held by the Pension Plan was $8.4 million, or $72.67 per share and $6.8 million, or $58.88 per share, respectively.

The weighted average assumptions used to determine benefit obligations at December 31, 2010 and December 31, 2009 were as follows:

	2010	2009
Discount rate	5.50%	6.00%
Rate of compensation increase	3.00%	3.00%

The estimated future pension benefit payments reflecting expected future service for the next ten years are shown below in thousands:

2011	$4,114
2012	4,372
2013	5,432
2014	5,957
2015	6,146
2016 – 2020	35,867
Total	$61,888

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows ending balances of accumulated other comprehensive income (loss) at December 31, 2010 and 2009.

(In thousands)	2010	2009
Prior service cost	$(93)	$(115)
Net actuarial loss	(24,410)	(20,654)
Total	(24,503)	(20,769)
Deferred taxes	8,576	7,269
Accumulated other comprehensive loss	$(15,927)	$(13,500)

Using an actuarial measurement date of December 31 for 2010, 2009 and 2008, components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) were as follows:

(In thousands)	2010	2009	2008
Components of net periodic benefit cost and other amounts recognized in Other Comprehensive Income (Loss)
Service cost	$(3,671)	$(3,813)	$(3,451)
Interest cost	(3,583)	(3,432)	(3,157)
Expected return on plan assets	5,867	4,487	4,608
Amortization of prior service cost	(22)	(34)	(34)
Recognized net actuarial loss	(1,079)	(2,041)	—
Net periodic benefit cost	$(2,488)	$(4,833)	$(2,034)
Change to net actuarial (loss)/gain for the period	$(4,835)	$7,591	$(25,000)
Amortization of prior service cost	22	34	42
Amortization of net loss	1,079	2,041	—
Total recognized in other comprehensive (loss)/income	(3,734)	9,666	(24,958)
Total recognized in net benefit cost and other comprehensive (loss)/income	$(6,222)	$4,833	$(26,992)

The estimated prior service costs for the Pension Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $20 thousand. The estimated net actuarial (loss) expected to be recognized in the next fiscal year is ($1.4) million.

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010 and 2009, are listed below:

	2010	2009
Discount rate	6.00%	6.00%
Rate of compensation increase	3.00%	3.00%
Expected long-term return on plan assets	7.75%	7.75%

Management believes the 7.75% expected long-term rate of return is an appropriate assumption given historical performance of the S&P 500 Index, which management believes is a good indicator of future performance of Pension Plan assets.

The Pension Plan maintains cash in a Park National Bank savings account, with a balance of $0.7 million at December 31, 2010.

GAAP defines fair value as the price that would be received by Park for an asset or paid by Park to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date, using the most advantageous market for the asset or liability. The fair values of equity securities, consisting of mutual fund investments and common stock held by the Pension Plan and the fixed income and cash equivalents, are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The market value of Pension Plan assets at December 31, 2010 was $85.5 million. At December 31, 2010, $73.5 million of equity investments in the Pension Plan were categorized as Level 1 inputs; $12.0 million of plan investments in corporate and U.S. government agency bonds are categorized as Level 2 inputs, as fair value is based on quoted market prices of comparable instruments; and no investments are categorized as Level 3 inputs. The market value of Pension Plan assets was $75.8 million at December 31, 2009. At December 31, 2009, $63.0 million of investments in the Pension Plan were categorized as Level 1 inputs; $12.8 million were categorized as Level 2; and no investments were categorized as Level 3.

The Corporation has a voluntary salary deferral plan covering substantially all of the employees of the Corporation and its subsidiaries. Eligible employees may contribute a portion of their compensation subject to a maximum statutory limitation. The Corporation provides a matching contribution established annually by the Corporation. Contribution expense for the Corporation was $1.0 million, $1.5 million, and $2.0 million for 2010, 2009 and 2008, respectively.

The Corporation has a Supplemental Executive Retirement Plan (SERP) covering certain key officers of the Corporation and its subsidiaries with defined pension benefits in excess of limits imposed by federal tax law. At December 31, 2010 and 2009, the accrued benefit cost for the SERP totaled $7.2 million and $7.4 million, respectively. The expense for the Corporation was $0.5 million for both 2010 and 2009 and $0.6 million for 2008.

14. INCOME TAXES
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (in thousands)	2010	2009
Deferred tax assets:
Allowance for loan losses	$43,958	$42,236
Accumulated other comprehensive loss – interest rate swap	572	519
Accumulated other comprehensive loss – pension plan	8,576	7,269
Intangible assets	2,156	2,756
Deferred compensation	4,123	4,348
OREO devaluations	6,174	2,380
State net operating loss carryforwards	2,812	1,725
Other	4,988	5,273
Valuation allowance	(712)	—
Total deferred tax assets	$72,647	$66,506
Deferred tax liabilities:
Accumulated other comprehensive income – unrealized gains on securities	$8,142	$16,221
Deferred investment income	10,199	10,201
Pension plan	16,835	12,664
Mortgage servicing rights	3,671	3,773
Purchase accounting adjustments	2,150	3,228
Other	2,176	1,285
Total deferred tax liabilities	$43,173	$47,372
Net deferred tax assets	$29,474	$19,134

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with GAAP. Vision Bank is subject to state income tax in Alabama and Florida. A state tax benefit of $1.16 million was recorded by Vision Bank, consisting of a gross benefit of $2.26 million and a valuation allowance of $1.10 million. In the schedule of deferred taxes, the valuation allowance is shown net of the federal tax benefit of $384,000. Management has determined that the likelihood of realizing the full deferred tax asset on state net operating loss carryforwards fails to meet the more likely than not level. The net operating loss carryforward period for the state of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carryforward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided to record a valuation allowance against new state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank.

Management has determined that it is not required to establish a valuation allowance against remaining deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for federal and state income taxes are shown below:

December 31 (in thousands)	2010	2009	2008
Currently payable
Federal	$26,130	$32,148	$23,645
State	109	(273)	(44)
Deferred
Federal	345	(6,745)	697
State	(2,366)	(2,187)	(2,287)
Valuation allowance
Federal	—	—	—
State	1,096	—	—
Total	$25,314	$22,943	$22,011

The following is a reconciliation of federal income tax expense to the amount computed at the statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008.

December 31	2010	2009	2008
Statutory federal corporate tax rate	35.0%	35.0%	35.0%
Changes in rates resulting from:
Tax-exempt interest income, net of disallowed interest	(1.2)%	(1.3)%	(3.5)%
Bank owned life insurance	(1.8)%	(1.8)%	(5.0)%
Tax credits (low income housing)	(5.0)%	(4.8)%	(11.7)%
Goodwill impairment	—	—	50.7%
State income tax expense, net of federal benefit	(1.5)%	(1.6)%	(4.2)%
Valuation allowance, net of federal benefit	0.7%	—	—
Other	(0.8)%	(1.9)%	0.3%
Effective tax rate	25.4%	23.6%	61.6%

Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on their year-end equity. The franchise tax expense is included in the state tax expense and is shown in “state taxes” on Park’s Consolidated Statements of Income. Vision Bank is subject to state income tax, in the states of Alabama and Florida. State income tax benefit for Vision Bank is included in “income taxes” on Park’s Consolidated Statements of Income. Vision Bank’s 2010 state income tax benefit was $1.16 million, net of the recorded valuation allowance.

Unrecognized Tax Benefits
The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits.
(In thousands)	2010	2009	2008
January 1 Balance	$595	$783	$828
Additions based on tax positions related to the current year	69	64	102
Additions for tax positions of prior years	7	—	18
Reductions for tax positions of prior years	(131)	(189)	(15)
Reductions due to statute of limitations	(63)	(63)	(150)
December 31 Balance	$477	$595	$783

The amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in the future periods at December 31, 2010, 2009 and 2008 was $370,000, $504,000 and $704,000, respectively. Park does not expect the total amount of unrecognized tax benefits to significantly increase or decrease during the next year.

The (income)/expense related to interest and penalties recorded in the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008 was $(10,500), $(18,000) and $16,000, respectively. The amount accrued for interest and penalties at December 31, 2010, 2009 and 2008 was $60,500, $71,000 and $89,000, respectively.

Park and its subsidiaries are subject to U.S. federal income tax. Some of Park’s subsidiaries are subject to state income tax in the following states: Alabama, Florida, California and Kentucky. Park is no longer subject to examination by federal or state taxing authorities for the tax year 2006 and the years prior.

The 2007 and 2008 federal income tax returns of Park National Corporation are currently under examination by the Internal Revenue Service. Additionally, the 2009 State of Ohio franchise tax return is currently under examination. Park does not expect material adjustments from the examinations.

15. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) components and related taxes are shown in the following table for the years ended December 31, 2010, 2009 and 2008.
Year ended December 31	Before-Tax	Tax	Net-of-Tax
(In thousands)	Amount	Effect	Amount
2010:
Unrealized losses on available-for-sale securities	$(11,218)	$(3,926)	$(7,292)
Reclassification adjustment for gains realized in net income	(11,864)	(4,152)	(7,712)
Unrealized net holding loss on cash flow hedge	(151)	(53)	(98)
Changes in pension plan assets and benefit obligations recognized in Other Comprehensive Income	(3,734)	(1,307)	(2,427)
Other comprehensive loss	$(26,967)	$(9,438)	$(17,529)
2009:
Unrealized gains on available-for-sale securities	$5,012	$1,754	$3,258
Reclassification adjustment for gains realized in net income	(7,340)	(2,569)	(4,771)
Unrealized net holding gain on cash flow hedge	454	159	295
Changes in pension plan assets and benefit obligations recognized in Other Comprehensive Income	9,666	3,383	6,283
Other comprehensive income	$7,792	$2,727	$5,065
2008:
Unrealized gains on available-for-sale securities	$48,324	$16,913	$31,411
Reclassification adjustment for gains realized in net income	(1,115)	(390)	(725)
Unrealized net holding loss on cash flow hedge	(1,937)	(678)	(1,259)
Changes in pension plan assets and benefit obligations recognized in Other Comprehensive Income	(24,958)	(8,735)	(16,223)
Other comprehensive income	$20,314	$7,110	$13,204

The ending balance of each component of accumulated other comprehensive income (loss) was as follows as of December 31:

(In thousands)	2010	2009
Pension benefit adjustments	$(15,927)	$(13,500)
Unrealized net holding loss on cash flow hedge	(1,062)	(964)
Unrealized net holding gains on AFS Securities	15,121	30,125
Total accumulated other comprehensive income (loss)	$(1,868)	$15,661

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EARNINGS PER COMMON SHARE
GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per common share:
Year ended December 31
(in thousands, except per share data)	2010	2009	2008
Numerator:
Net income available to common shareholders	$68,410	$68,430	$13,566
Denominator:
Basic earnings per common share:
Weighted-average shares	15,152,692	14,206,335	13,965,219
Effect of dilutive securities – stock options and warrants	3,043	—	114
Diluted earnings per common share:
Adjusted weighted-average shares and assumed conversions	15,155,735	14,206,335	13,965,333
Earnings per common share:
Basic earnings per common share	$4.51	$4.82	$0.97
Diluted earnings per common share	$4.51	$4.82	$0.97

As of December 31, 2010 and 2009, options to purchase 78,075 and 254,892 common shares, respectively, were outstanding under Park’s 2005 Plan. A warrant to purchase 227,376 common shares was outstanding at both December 31, 2010 and 2009 as a result of Park’s participation in the CPP. Warrants to purchase an aggregate of 71,984 common shares were outstanding at December 31, 2010 as a result of the issuance of common stock and warrants which closed on December 10, 2010. In addition, warrants to purchase an aggregate of 500,000 common shares were outstanding at December 31, 2009 as a result of the issuance of common stock and warrants which closed on October 30, 2009. All warrants issued on October 30, 2009 had been exercised or expired as of December 31, 2010.

The common shares represented by the options and the warrants at December 31, 2010 and 2009, totaling a weighted average of 382,445 and 642,405, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares is not included in the 382,445 at December 31, 2010, as the dilutive effect of this warrant pertaining to the CPP was 3,043 shares of common stock at December 31, 2010. The exercise price of this warrant is $65.97.

17. DIVIDEND RESTRICTIONS
Bank regulators limit the amount of dividends a subsidiary bank can declare in any calendar year without obtaining prior approval. At December 31, 2010, approximately $52.8 million of the total stockholders’ equity of PNB was available for the payment of dividends to the Corporation, without approval by the applicable regulatory authorities. Vision Bank is currently not permitted to pay dividends to the Corporation.

18.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATIONS OF CREDIT RISK
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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

December 31 (in thousands)	2010	2009
Loan commitments	$716,598	$955,257
Standby letters of credit	24,462	36,340

The loan commitments are generally for variable rates of interest.

The Corporation grants retail, commercial and commercial real estate loans to customers primarily located in Ohio, Baldwin County, Alabama and the panhandle of Florida. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Although the Corporation has a diversified loan portfolio, a substantial portion of the borrowers’ ability to honor their contracts is dependent upon the economic conditions in each borrower’s geographic location and industry.

19. DERIVATIVE INSTRUMENTS
FASB ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by GAAP, the Company records all derivatives on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivatives and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivatives is initially reported in other comprehensive income (outside of earnings) and subsequently reclassified into earnings when the hedged transaction affects earnings, with any ineffective portion of changes in the fair value of the derivative recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged item or transaction.

During the first quarter of 2008, the Company executed an interest rate swap to hedge a $25 million floating-rate subordinated note that was entered into by PNB during the fourth quarter of 2007. The Company’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. Our interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount, and has been designated as a cash flow hedge.

At December 31, 2010 and 2009, the interest rate swap’s fair value of ($1.6) million and ($1.5) million, respectively, was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the twelve months ended December 31, 2010 or 2009. At December 31, 2010, the variable rate on the $25 million subordinated note was 2.30% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the twelve months ended December 31, 2010 and 2009, the change in the fair value of the interest rate swap reported in other comprehensive income was a loss of $98,000 (net of taxes of $53,000) and income of $295,000 (net of taxes of $159,000), respectively. Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of December 31, 2010 and 2009, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of December 31, 2010 and December 31, 2009, Park had mortgage loan interest rate lock commitments outstanding of approximately $14.5 million and $17.5 million, respectively. Park has specific forward contracts to sell each of these loans to a third party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designed as hedges under GAAP. The fair value of the derivative instruments was approximately $166,000 at December 31, 2010 and $214,000 at December 31, 2009. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At December 31, 2010 and December 31, 2009, the fair value of the swap liability of $60,000 and $500,000, respectively, is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

20. LOAN SERVICING
Park serviced sold mortgage loans of $1,471 million at December 31, 2010 compared to $1,518 million at December 31, 2009, and $1,369 million at December 31, 2008. At December 31, 2010, $36.0 million of the sold mortgage loans were sold with recourse compared to $53 million at December 31, 2009. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At December 31, 2010, management determined that no liability was deemed necessary for these loans.

Park capitalized $3.1 million in mortgage servicing rights in 2010, $5.5 million in 2009 and $1.5 million in 2008. Park’s amortization of mortgage servicing rights was $3.2 million in 2010, $4.0 million in 2009 and $1.7 million in 2008. The amortization of mortgage loan servicing rights is included within “Other service income”. Generally, mortgage servicing rights are capitalized and amortized on an individual sold loan basis. When a sold mortgage loan is paid off, the related mortgage servicing rights are fully amortized.

Activity for mortgage servicing rights and the related valuation allowance follows:

December 31 (In thousands)	2010	2009
Mortgage servicing rights:
Carrying amount, net, beginning of year	$10,780	$8,306
Additions	3,062	5,480
Amortization	(3,180)	(4,077)
Change in valuation allowance	(174)	1,071
Carrying amount, net, end of year	$10,488	$10,780
Valuation allowance:
Beginning of year	$574	$1,645
Additions/(reductions) expensed	174	(1,071)
End of year	$748	$574

21. FAIR VALUES
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that Park uses to measure fair value are as follows:

■	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that Park has the ability to access as of the measurement date.
■
Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

■
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

Assets and Liabilities Measured on a Recurring Basis
The following table presents financial assets and liabilities measured on a recurring basis:
Fair Value Measurements at December 31, 2010 Using:
				Balance at
(In thousands)	Level 1	Level 2	Level 3	12/31/10
ASSETS
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government sponsored entities	$—	$273,313	$—	$273,313
Obligations of states and political subdivisions	—	8,446	2,598	11,044
U.S. Government sponsored entities’ asset-backed securities	—	1,011,412	—	1,011,412
Equity securities	$1,008	—	745	1,753
Mortgage loans held for sale	—	8,340	—	8,340
Mortgage IRLCs	—	166	—	166
LIABILITIES
Interest rate swap	$—	$(1,634)	$—	$(1,634)
Fair value swap	—	—	(60)	(60)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements at December 31, 2009 Using:
				Balance at
(In thousands)	Level 1	Level 2	Level 3	12/31/09
ASSETS
Investment Securities
Obligations of U.S. Treasury and Other U.S. Government sponsored entities	$—	$347,595	$—	$347,595
Obligations of states and political subdivisions	—	12,916	2,751	15,667
U.S. Government sponsored entities’ asset-backed securities	—	922,903	—	922,903
Equity securities	1,562	—	—	1,562
Mortgage loans held for sale	—	9,551	—	9,551
Mortgage IRLCs	—	214	—	214
LIABILITIES
Interest rate swap	$—	$(1,483)	$—	$(1,483)
Fair value swap	—	—	(500)	(500)

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the years ended December 31, 2010 and 2009, for financial instruments measured on a recurring basis and classified as Level 3:
Level 3 Fair Value Measurements
	Obligations
	of States and
	Political	Equity	Fair Value
(in thousands)	Subdivisions	Securities	Swap
Balance at December 31, 2009	$2,751	$—	$(500)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	—	—	—
Included in Other Comprehensive Income	(43)	—	—
Purchases, sales, issuances and settlements, other, net	(110)	—	—
Other	—	—	(440)
Transfers in and/or out of Level 3	—	745	—
Balance at December 31, 2010	$2,598	$745	$(60)
Balance at December 31, 2008	$2,705	$—	$—
Total gains/(losses)
Included in earnings	—	—	—
Included in Other Comprehensive Income	46	—	—
Fair value swap	—	—	(500)
Balance at December 31, 2009	$2,751	$—	$(500)

The fair value for several equity securities with a fair value of $745,000 as of December 31, 2010 was transferred out of Level 1 and into Level 3 because of a lack of observable market data for these investments. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these equity securities was transferred on December 31, 2010.

Assets and Liabilities Measured on a Nonrecurring Basis
The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis:
Fair Value Measurements at December 31, 2010 Using:
				Balance at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	12/31/10
Impaired loans:
Commercial, financial and agricultural	$—	$—	$8,276	$8,276
Commercial real estate	—	—	32,354	32,354
Construction real estate:
Vision commercial land and development	—	—	45,121	45,121
Remaining commercial	—	—	10,202	10,202
Residential real estate	—	—	15,304	15,304
Total impaired loans	$—	$—	$111,257	$111,257
Mortgage servicing rights	—	3,813	—	3,813
Other real estate owned	—	—	44,325	44,325
Fair Value Measurements at December 31, 2009 Using:
				Balance at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	12/31/09
Impaired loans	$—	$—	$109,818	$109,818
Mortgage servicing rights	—	10,780	—	10,780
Other real estate owned	—	—	41,240	41,240

Impaired loans, which are usually measured for impairment using the fair value of collateral or present value of expected future cash flows, had a book value of $250.9 million at December 31, 2010, after partial charge-offs of $53.6 million. In addition, these loans had a specific valuation allowance of $43.5 million. Of the $250.9 million impaired loan portfolio, loans with a book value of $154.7 million were carried at their fair value of $111.3 million, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $96.2 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeded the book value for each individual credit. At December 31, 2009, impaired loans had a book value of $201.1 million. Of these, $109.8 million were carried at fair value, as a result of partial charge-offs of $43.4 million and a specific valuation allowance of $36.7 million. The remaining $91.3 million of impaired loans at December 31, 2009 were carried at cost.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage servicing rights (MSRs), which are carried at the lower of cost or fair value, were recorded at $10.5 million at December 31, 2010. Of the $10.5 million MSR carrying balance at December 31, 2010, $3.8 million was recorded at fair value and included a valuation allowance of $748,000. The remaining $6.7 million was recorded at cost, as the fair value exceeded the cost at December 31, 2010. MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received. Significant inputs include the discount rate and assumed prepayment speeds utilized. The calculated fair value was then compared to market vales where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified in Level 2. At December 31, 2009, MSRs were recorded at a fair value of $10.8 million, including a valuation allowance of $574,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2010 and 2009, the estimated fair value of OREO, less estimated selling costs amounted to $44.3 million and $41.2 million, respectively. The financial impact of OREO valuation adjustments for the year ended December 31, 2010 was $10.6 million.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheets for cash and short-term instruments approximate those assets’ fair values.

Interest bearing deposits with other banks: The carrying amounts reported in the Consolidated Balance Sheets for interest bearing deposits with other banks approximate those assets’ fair values.

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

Off-balance sheet instruments: Fair values for the Corporation’s loan commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amount and fair value were not material.

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

Subordinated debentures/notes: Fair values for subordinated debentures and notes are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures to a schedule of monthly maturities.

The fair value of financial instruments at December 31, 2010 and December 31, 2009, was as follows:
	2010		2009
December 31,	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Cash and money market instruments	$133,780	$133,780	$159,091	$159,091
Investment securities	1,971,092	1,983,636	1,794,641	1,811,177
Accrued interest receivable	24,137	24,137	24,354	24,354
Mortgage loans held for sale	8,340	8,340	9,551	9,551
Impaired loans carried at fair value	111,257	111,257	109,818	109,818
Other loans	4,491,691	4,511,419	4,404,346	4,411,526
Loans receivable, net	$4,611,288	$4,631,016	$4,523,715	$4,530,895
Financial liabilities:
Noninterest bearing checking	$937,719	$937,719	$897,243	$897,243
Interest bearing transaction accounts	1,283,159	1,283,159	1,193,845	1,193,845
Savings	899,288	899,288	873,137	873,137
Time deposits	1,973,903	1,990,163	2,222,537	2,234,599
Other	1,351	1,351	1,290	1,290
Total deposits	$5,095,420	$5,111,680	$5,188,052	$5,200,114
Short-term borrowings	663,669	663,669	324,219	324,219
Long-term debt	636,733	699,080	654,381	703,699
Subordinated debentures/notes	75,250	63,099	75,250	64,262
Accrued interest payable	6,123	6,123	9,330	9,330
Derivative financial instruments:
Interest rate swap	$1,634	$1,634	$1,483	$1,483
Fair value swap	60	60	500	500

22. CAPITAL RATIOS
At December 31, 2010 and 2009, the Corporation and each of its two separately chartered banks had Tier 1, total risk-based capital and leverage ratios which were well above both the required minimum levels of 4.00%, 8.00% and 4.00%, respectively, and the well-capitalized levels of 6.00%, 10.00% and 5.00%, respectively.

The following table indicates the capital ratios for Park and each subsidiary at December 31, 2010 and December 31, 2009.
	2010			2009
	Tier 1	Total		Tier 1	Total
	Risk-	Risk-		Risk-	Risk-
	Based	Based	Leverage	Based	Based	Leverage
Park National Bank	9.43%	11.38%	6.68%	8.81%	10.89%	6.27%
Vision Bank	18.22%	19.55%	14.05%	13.15%	14.46%	10.77%
Park	13.52%	15.98%	9.77%	12.45%	14.89%	9.04%

Failure to meet the minimum requirements above could cause the Federal Reserve Board to take action. Park’s bank subsidiaries are also subject to these capital requirements by their primary regulators. As of December 31, 2010 and 2009, Park and its banking subsidiaries were well-capitalized and met all capital requirements to which each was subject. There are no conditions or events since the most recent regulatory report filings, by PNB or Vision Bank (“VB”), that management believes have changed the risk categories for either of the two banks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects various measures of capital for Park and each of PNB and VB:

			To Be Adequately Capitalized		To Be Well Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010:
Total risk-based capital (to risk-weighted assets)
PNB	$495,668	11.38%	$348,452	8.00%	$435,565	10.00%
VB (1)	122,803	19.55%	50,249	8.00%	62,812	10.00%
Park	802,324	15.98%	401,590	8.00%	501,988	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
PNB	$410,879	9.43%	$174,226	4.00%	$261,339	6.00%
VB	114,471	18.22%	25,125	4.00%	37,687	6.00%
Park	678,506	13.52%	200,795	4.00%	301,193	6.00%
Leverage ratio (to average total assets)
PNB	$410,879	6.68%	$246,084	4.00%	$307,605	5.00%
VB (1)	114,471	14.05%	32,585	4.00%	40,732	5.00%
Park	678,506	9.77%	277,824	4.00%	347,280	5.00%

At December 31, 2009:
Total risk-based capital (to risk-weighted assets)
PNB	$473,694	10.89%	$348,013	8.00%	$435,016	10.00%
VB	103,819	14.46%	57,454	8.00%	71,817	10.00%
Park	758,291	14.89%	407,366	8.00%	509,207	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
PNB	$383,296	8.81%	$174,006	4.00%	$261,010	6.00%
VB	94,408	13.15%	28,727	4.00%	43,090	6.00%
Park	633,726	12.45%	203,683	4.00%	305,524	6.00%
Leverage ratio (to average total assets)
PNB	$383,296	6.27%	$244,368	4.00%	$305,460	5.00%
VB	94,408	10.77%	35,054	4.00%	43,818	5.00%
Park	633,726	9.04%	280,286	4.00%	350,357	5.00%

(1)  Park management has agreed to maintain Vision Bank’s total risk-based capital at 16.00% and the leverage ratio at 12.00%.

23. SEGMENT INFORMATION
The Corporation is a multi-bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (headquartered in Panama City, Florida) (“VB”). Guardian Financial Services Company (“GFSC”) is a consumer finance company and is excluded from PNB for segment reporting purposes. GFSC is included within the presentation of “All Other” in the segment reporting tables that follow. During the third quarter of 2008, Park combined the eight separately chartered Ohio-based bank subsidiaries into one national bank charter, that of The Park National Bank. Prior to the charter mergers that were consummated in the third quarter of 2008, Park considered each of its nine chartered bank subsidiaries as a separate segment for financial reporting purposes. GAAP requires management to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand a company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. The change to two operating segments is in line with GAAP as there are: (i) two separate and distinct geographic markets in which Park operates; (ii) discrete financial information is available for each operating segment; and (iii) the segments are aligned with internal reporting to Park’s Chief Executive Officer, who is the chief operating decision maker.

Operating Results for the year ended December 31, 2010 (In thousands)
	PNB	VB	All Other	Total
Net interest income	$237,281	$27,867	$8,896	$274,044
Provision for loan losses	23,474	39,229	2,199	64,902
Other income (loss)	80,512	(3,407)	391	77,496
Other expense	144,051	31,623	11,433	187,107
Income (loss) before taxes	150,268	(46,392)	(4,345)	99,531
Income taxes (benefit)	47,320	(17,095)	(4,911)	25,314
Net income (loss)	$102,948	$(29,297)	$566	$74,217
Balances at December 31, 2010:
Assets	$6,495,558	$808,061	$(5,242)	$7,298,377
Loans	4,074,775	640,580	17,330	4,732,685
Deposits	4,622,693	633,432	(160,705)	5,095,420
Operating Results for the year ended December 31, 2009 (In thousands)
	PNB	VB	All Other	Total
Net interest income	$236,107	$25,634	$11,750	$273,491
Provision for loan losses	22,339	44,430	2,052	68,821
Other income (loss)	82,770	(2,047)	467	81,190
Other expense	148,048	28,091	12,586	188,725
Income (loss) before taxes	148,490	(48,934)	(2,421)	97,135
Income taxes (benefit)	47,032	(18,824)	(5,265)	22,943
Net income (loss)	$101,458	$(30,110)	$2,844	$74,192
Balances at December 31, 2009:
Assets	$6,182,257	$897,981	$(39,909)	$7,040,329
Loans	3,950,599	677,018	12,815	4,640,432
Deposits	4,670,113	688,900	$(170,961)	5,188,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Results for the year ended December 31, 2008 (In thousands)
	PNB	VB	All Other	Total
Net interest income	$219,843	$27,065	$8,965	$255,873
Provision for loan losses	21,512	46,963	2,012	70,487
Other income	81,310	3,014	510	84,834
Goodwill impairment charge	—	54,986	—	54,986
Other expense	137,295	27,149	15,071	179,515
Income (loss) before taxes	142,346	(99,019)	(7,608)	35,719
Income taxes (benefit)	47,081	(17,832)	(7,238)	22,011
Net income (loss)	$95,265	$(81,187)	$(370)	$13,708
Balances at December 31, 2008:
Assets	$6,243,365	$917,041	$(89,686)	$7,070,720
Loans	3,790,867	690,472	9,998	4,491,337
Deposits	4,210,439	636,635	(85,324)	4,761,750

Reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:
	Net Interest	Depreciation	Other	Income
(In thousands)	Income	Expense	Expense	Taxes	Assets	Deposits
2010:
Totals for reportable segments	$265,148	$7,109	$168,565	$30,225	$7,303,619	$5,256,125
Elimination of intersegment items	—	—	—	—	(77,876)	(160,705)
Parent Co. and GFC totals – not eliminated	8,896	17	11,416	(4,911)	72,634	—
Totals	$274,044	$7,126	$179,981	$25,314	$7,298,377	$5,095,420
2009:
Totals for reportable segments	$261,741	$7,451	$168,688	$28,208	$7,080,238	$5,359,013
Elimination of intersegment items	—	—	—	—	(114,214)	(170,961)
Parent Co. and GFC totals – not eliminated	11,750	22	12,564	(5,265)	74,305	—
Totals	$273,491	$7,473	$181,252	$22,943	$7,040,329	$5,188,052
2008:
Totals for reportable segments	$246,908	$7,488	$211,942	$29,249	$7,160,406	$4,847,074
Elimination of intersegment items	—	—	—	—	(186,809)	(85,324)
Parent Co. and GFC totals – not eliminated	8,965	29	15,042	(7,238)	97,123	—
Totals	$255,873	$7,517	$226,984	$22,011	$7,070,720	$4,761,750

24. PARENT COMPANY STATEMENTS
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

Net cash provided by operating activities reflects cash payments (received from subsidiaries) for income taxes of $5.97 million, $5.22 million and $8.23 million in 2010, 2009 and 2008, respectively.

At December 31, 2010 and 2009, stockholders’ equity reflected in the Parent Company balance sheet includes $143 million and $125 million, respectively, of undistributed earnings of the Corporation’s subsidiaries which are restricted from transfer as dividends to the Corporation.

Balance Sheets
December 31, 2010 and 2009
(In thousands)	2010	2009
Assets:
Cash	$160,011	$155,908
Investment in subsidiaries	617,317	587,309
Debentures receivable from subsidiary banks	5,000	7,500
Other investments	1,451	1,288
Other assets	69,845	76,821
Total assets	$853,624	$828,826
Liabilities:
Dividends payable	$—	$651
Subordinated notes	50,250	50,250
Other liabilities	57,550	60,661
Total liabilities	107,800	111,562
Total stockholders’ equity	745,824	717,264
Total liabilities and stockholders’ equity	$853,624	$828,826

Statements of Income
for the years ended December 31, 2010, 2009 and 2008
(In thousands)	2010	2009	2008
Income:
Dividends from subsidiaries	$80,000	$75,000	$93,850
Interest and dividends	4,789	4,715	3,639
Other	411	489	575
Total income	85,200	80,204	98,064
Expense:
Other, net	12,632	10,322	14,158
Total expense	12,632	10,322	14,158
Income before federal taxes and equity in undistributed losses of subsidiaries	72,568	69,882	83,906
Federal income tax benefit	5,993	6,210	8,057
Income before equity in undistributed losses of subsidiaries	78,561	76,092	91,963
Equity in undistributed losses of subsidiaries	(4,344)	(1,900)	(78,255)
Net income	$74,217	$74,192	$13,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
for the years ended December 31, 2010, 2009 and 2008
(In thousands)	2010	2009	2008
Operating activities:
Net income	$74,217	$74,192	$13,708
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed losses of subsidiaries	4,344	1,900	78,255
Other than temporary impairment charge, investments	23	140	774
Decrease (increase) in other assets	7,321	(18,420)	9,244
(Decrease) increase in other liabilities	(3,763)	24,178	2,042
Net cash provided by operating activities	82,142	81,990	104,023
Investing activities:
Purchase of investment securities	—	(113)	(158)
Capital contribution to subsidiary	(52,000)	(37,000)	(76,000)
Repayment of debentures receivable from subsidiaries	2,500	—	—
Net cash used in investing activities	(49,500)	(37,113)	(76,158)
Financing activities:
Cash dividends paid	$(62,076)	$(58,035)	$(65,781)
Proceeds from issuance of common stock and warrants	33,541	53,475	—
Proceeds from issuance of subordinated notes	—	35,250	—
Cash payment for fractional shares	(4)	(2)	(3)
Proceeds from issuance of preferred stock	—	—	95,721
Net cash (used in) provided by financing activities	(28,539)	30,688	29,937
Increase in cash	4,103	75,565	57,802
Cash at beginning of year	155,908	80,343	22,541
Cash at end of year	$160,011	$155,908	$80,343

25.	PARTICIPATION IN THE U.S. TREASURY CAPITAL PURCHASE PROGRAM
On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter. For the year ended December 31, 2010, Park recognized a charge to retained earnings of $5.8 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with its participation in the CPP.

As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares, which is equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury, having an exercise price of $65.97. The initial exercise price for the warrant and the market price for determining the number of common shares subject to the warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the CPP was approved by the United States Department of the Treasury (calculated on a 20-day trailing average). The warrant has a term of 10 years.

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

26.	SALE OF COMMON SHARES AND ISSUANCE OF COMMON STOCK WARRANTS
During 2009, Park sold a total of 904,072 common shares, out of treasury shares, and issued, in conjunction with the October 30, 2009 registered public offering, 500,000 Series A/Series B Common Share Warrants. The common shares were issued at a weighted average sales price of $61.20 with net proceeds of $53.6 million. Through December 31, 2009, there were no exercises of the Series A/Series B Common Share Warrants.

During the year ended December 31, 2010, 437,200 common shares were issued upon the exercise of the Series A and Series B Common Share Warrants at a price of $67.75 per common share. Park raised $28.7 million, net of all selling costs, from the sale of the 437,200 common shares. The remaining portion of the Series B Common Share Warrants Park issued in October 2009 (covering 62,800 common shares) expired on October 30, 2010.

In addition, on December 10, 2010, Park sold, in a registered direct public offering, 71,984 common shares, out of treasury shares, for gross proceeds of $5.0 million. In addition to the common shares, Park also issued:

■	Series A Common Share Warrants, which are exercisable within six months of the closing date, to purchase up to an aggregate of 35,992 common shares at an exercise price of $76.41.

■	Series B Common Share Warrants, which are exercisable within twelve months of the closing date, to purchase up to an aggregate of 35,922 common shares at an exercise price of $76.41.

Net proceeds (net of all selling and legal expenses) from the December 10, 2010 sale of 71,984 Common Shares and Series A/Series B Common Share Warrants was $4.8 million. Through December 31, 2010, there were no exercises of the Series A/Series B Common Share Warrants issued in this registered direct public offering.

27.	REGULATORY MATTERS
Management of Vision Bank received reports of examination from the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial Regulation (“OFR”) on August 1, 2011 and August 29, 2011, respectively.  The FDIC and the OFR have taken exception to approximately $18 million of expected cash flows from guarantors underlying certain impaired commercial loans, which had been incorporated into our analysis of the allowance for loan losses at Vision Bank.  Additionally, Park received the report of inspection from the Federal Reserve Bank of Cleveland on September 14, 2011, whose findings as of their June 30, 2011 inspection date were consistent regarding the use of cash flows expected from guarantors in management’s impairment analysis under ASC 310. Management intends to appeal the findings from the FDIC, OFR and Federal Reserve Bank of Cleveland. It remains possible that management could be required to re-file the December 31, 2010 call report for Vision Bank if we are unsuccessful upon appeal.

As a result of the preliminary examination findings communicated by the FDIC and OFR, management initiated a thorough review of those cash flows expected from guarantors and incorporated into our impairment analysis for certain impaired commercial loans at Vision Bank as of December 31, 2010. As a result of this review, management determined no changes were necessary to the Company’s statements of condition or results of operations as of and for the fiscal year ended December 31, 2010.

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

Management’s Annual Report on Internal Control over Financial Reporting

The “Management’s Report on Internal Control Over Financial Reporting” on page 5 hereof is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm” on page F-1 hereof is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

Please see the discussion under the caption “EXPLANATORY NOTE – Remediation of the Material Weakness”, on page 3 hereof, of the changes and enhancements to Park’s internal control processes that have occurred since December 31, 2010, which process improvements management believes represent significant progress in addressing the material weakness that existed at December 31, 2010 as described in “Management’s Report on Internal Control Over Financial Reporting” on page 5 hereof.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

The consolidated financial statements (and report thereon) listed below are filed as part of this Annual Report on Form 10-K/A in “Item 8. Financial Statements and Supplementary Data”:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)	Exhibits.

The documents listed below are filed with this Annual Report on Form 10-K/A as exhibits or incorporated into this Annual Report on Form 10-K/A by reference as noted:

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
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)

4.1(a)
Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)
First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation’s Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park’s March 15, 2007 Form 8-K”))

4.2(a)
Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park’s March 15, 2007 Form 8-K)

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5
Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K/A]

4.7
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 28, 2009 (File No. 1-13006) (“Park’s October 28, 2009 Form 8-K”))

4.8
Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))

4.9	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)

4.10
Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

4.11
Agreement to furnish instruments and agreements defining rights of holders of long-term debt (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2010 (File No. 1-13006) filed on February 28, 2011 (“Park’s 2010 Form 10-K filed on February 28, 2011”))

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (previously filed as Exhibit 10.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

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

10.7†	Summary of Certain Compensation for Directors of Park National Corporation (previously filed as Exhibit 10.7 to Park’s 2010 Form 10-K filed on February 28, 2011)

10.8†	Security National Bank and Trust Co. Second Amended and Restated 1988 Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to Park’s 2008 Form 10-K)

10.9†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10†
Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.11
Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.12(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12(b)†
Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (previously filed as Exhibit 10.12 (b) to Park’s 2010 Form 10-K filed on February 28, 2011)

10.13†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14†
Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15(a)†
Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

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

10.21	Letter Agreement, dated December 7, 2010, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.22	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)

12	Computation of ratios (previously filed as Exhibit 12 to Park’s 2010 Form 10-K filed on February 28, 2011)

13
2010 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in Park’s 2010 Form 10-K filed on February 28, 2011, as amended by this Annual Report on Form 10-K/A) (previously filed as Exhibit 13 to Park’s 2010 Form 10-K filed on February 28, 2011)

14	Code of Business Conduct and Ethics, as amended July 19, 2010 and updated July 20, 2010 (previously filed as Exhibit 14 to Park’s 2010 Form 10-K filed on February 28, 2011)

21	Subsidiaries of Park National Corporation (previously filed as Exhibit 21 to Park’s 2010 Form 10-K filed on February 28, 2011)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (previously filed as Exhibit 24 to Park’s 2010 Form 10-K filed on February 28, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1
Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (previously filed as Exhibit 99.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

99.2
Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (previously filed as Exhibit 99.2 to Park’s 2010 Form 10-K filed on February 28, 2011)

101
The following materials from Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (previously furnished as Exhibit 101 to Park’s 2010 Form 10-K filed on February 28, 2011)*

*
Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files previously furnished as Exhibit 101 to Park’s 2010 Form 10-K filed on February 28, 2011, are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

†	Management contract or compensatory plan or arrangement.

(b)	Exhibits.

The documents listed in Item 15(a)(3) are filed with this Annual Report on Form 10-K/A as exhibits or incorporated into this Annual Report on Form 10-K/A by reference.

(c)	Financial Statement Schedules.

None

[Remainder of page intentionally left blank; signatures on following page]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: October 11, 2011	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer