Form 10-Q
period 2011-09-30
PARK NATIONAL CORP /OH/
filed 2011-11-09
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

15,405,921 Common shares, no par value per share, outstanding at November 4, 2011.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010

Assets:
Cash and due from banks	$132,988	$109,058
Money market instruments	139,109	24,722
Cash and cash equivalents	272,097	133,780
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $772,910 and $1,274,258 at September 30, 2011 and December 31, 2010)	797,163	1,297,522
Securities held-to-maturity, at amortized cost
(fair value of $861,369 and $686,114 at September 30, 2011 and December 31, 2010)	843,576	673,570
Other investment securities	67,892	68,699
Total investment securities	1,708,631	2,039,791

Loans	4,680,575	4,732,685
Allowance for loan losses	(100,248)	(121,397)
Net loans	4,580,327	4,611,288

Bank owned life insurance	153,159	146,450
Goodwill and other intangible assets	76,370	78,377
Bank premises and equipment, net	68,633	69,567
Other real estate owned	46,911	44,325
Accrued interest receivable	21,990	24,137
Mortgage loan servicing rights	10,069	10,488
Other	161,501	140,174

Total assets	$7,099,688	$7,298,377

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,000,969	$937,719
Interest bearing	4,088,218	4,157,701
Total deposits	5,089,187	5,095,420

Short-term borrowings	243,071	663,669
Long-term debt	823,722	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	5,416	6,123
Other	103,399	75,358
Total liabilities	6,340,045	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,932	97,290
Common stock (No par value; 20,000,000 shares authorized; 16,151,033 shares issued at September 30, 2011 and 16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,406	4,473
Retained earnings	434,711	422,458
Treasury stock (752,129 shares at September 30, 2011 and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(876)	(1,868)
Total stockholders' equity	759,643	745,824

Total liabilities and stockholders' equity	$7,099,688	$7,298,377

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Interest and dividend income:

Interest and fees on loans	$65,645	$67,123	$196,961	$200,287

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	16,289	19,333	54,302	60,071
Obligations of states and political subdivisions	69	192	310	613

Other interest income	62	34	76	155
Total interest and dividend income	82,065	86,682	251,649	261,126

Interest expense:

Interest on deposits:
Demand and savings deposits	976	1,263	2,918	4,620
Time deposits	5,661	8,532	18,595	28,700

Interest on borrowings:
Short-term borrowings	182	269	642	915
Long-term debt	7,626	7,173	22,539	21,345

Total interest expense	14,445	17,237	44,694	55,580

Net interest income	67,620	69,445	206,955	205,546

Provision for loan losses	18,525	14,654	55,925	44,454

Net interest income after provision for loan losses	49,095	54,791	151,030	161,092

Other income:
Income from fiduciary activities	3,615	3,314	11,266	10,264
Service charges on deposit accounts	4,894	5,026	13,664	14,864
Other service income	3,087	3,909	8,122	10,367
Checkcard fee income	3,154	2,900	9,381	8,109
Bank owned life insurance income	1,229	1,313	3,686	3,783
ATM fees	726	699	2,062	2,296
OREO devaluations	(1,688)	(1,555)	(11,339)	(4,619)
Other	1,910	1,924	6,492	5,823
Total other income	16,927	17,530	43,334	50,887

Gain on sale of securities	3,465	-	25,462	11,819

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Other expense:
Salaries and employee benefits	$25,799	$24,500	$76,116	$73,684
Occupancy expense	2,665	2,840	8,429	8,750
Furniture and equipment expense	2,688	2,624	8,130	7,820
Data processing fees	1,184	1,403	3,572	4,390
Professional fees and services	5,005	4,477	15,199	14,632
Amortization of intangibles	669	822	2,007	2,600
Marketing	764	840	2,115	2,688
Insurance	681	2,316	5,295	6,847
Communication	1,475	1,696	4,516	5,112
State taxes	469	865	1,414	2,548
Other expense	4,200	3,313	12,159	11,516
Total other expense	45,599	45,696	138,952	140,587

Income before income taxes	23,888	26,625	80,874	83,211

Income taxes	5,579	7,048	20,870	21,689

Net income	$18,309	$19,577	$60,004	$61,522

Preferred stock dividends and accretion	1,464	1,452	4,392	4,355

Net income available to common shareholders	$16,845	$18,125	$55,612	$57,167

Per Common Share:

Net income available to common shareholders
Basic	$1.09	$1.19	$3.61	$3.79
Diluted	$1.09	$1.19	$3.61	$3.79

Weighted average common shares outstanding
Basic	15,398,909	15,272,720	15,398,919	15,090,113
Diluted	15,398,909	15,272,720	15,400,641	15,090,113

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income (loss)	Income (loss)

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			61,522			$61,522
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(149)					(277)	(277)
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(1,631)					(3,030)	(3,030)
Total comprehensive income						$58,215
Cash dividends on common stock at $2.82 per share			(42,668)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(852)	(9,495)	37,915
Accretion of discount on preferred stock	605		(605)
Preferred stock dividends			(3,750)
Balance at September 30, 2010	$97,088	$305,715	$428,876	$(87,406)	$12,354

Balance at December 31, 2010	$97,290	$305,677	$422,458	$(77,733)	$(1,868)
Net Income			60,004			$60,004
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $187					348	348
Unrealized net holding gain on securities available-for-sale, net of income taxes of $345					644	644
Total comprehensive income						$60,996
Cash dividends on common stock at $2.82 per share			(43,425)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Common stock warrants cancelled		(66)	66
Accretion of discount on preferred stock	642		(642)
Preferred stock dividends			(3,750)
Balance at September 30, 2011	$97,932	$305,609	$434,711	$(77,733)	$(876)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities:
Net income	$60,004	$61,522

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	8,457	9,511
Provision for loan losses	55,925	44,454
Other-than-temporary impairment on investment securities	-	23
Amortization of core deposit intangibles	2,007	2,600
Realized net investment security gains	(25,462)	(11,819)
OREO devaluations	11,339	4,619

Changes in assets and liabilities:
(Increase) in other assets	(41,662)	(30,621)
Increase in other liabilities	6,510	712

Net cash provided by operating activities	$77,118	$81,001

Investing activities:

Proceeds from sales of available-for-sale securities	$535,768	$344,325
Proceeds from sales of Federal Home Loan Bank stock	807	111
Proceeds from maturity of:
Available-for-sale securities	351,226	1,354,317
Held-to-maturity securities	281,159	166,321
Purchases of:
Available-for-sale securities	(360,835)	(1,665,825)
Held-to-maturity securities	(429,993)	(77,478)
Net (increase) in loans	(22,149)	(60,036)
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(4,765)	(6,579)

Net cash provided by investing activities	$348,218	$50,594

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(Continued)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010

Financing activities:

Net (decrease) in deposits	$(6,233)	$(88,022)
Net (decrease) in short-term borrowings	(420,598)	(38,562)
Proceeds from issuance of long-term debt	203,000	-
Repayment of long-term debt	(16,011)	(11,664)
Cash payment for fractional shares in dividend reinvestment plan	(2)	(2)
Proceeds from reissuance of common stock from treasury shares held	-	27,568
Cash dividends paid on common and preferred stock	(47,175)	(46,418)

Net cash (used in) financing activities	$(287,019)	$(157,100)

Increase (decrease) in cash and cash equivalents	138,317	(25,505)

Cash and cash equivalents at beginning of year	133,780	159,091

Cash and cash equivalents at end of period	$272,097	$133,586

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$45,401	$58,068

Income taxes	$16,700	$19,200

Non cash activities:
Securities purchased, not yet settled	$21,172	$148,023

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2011.

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

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements:

Improving Disclosures About Fair Value Measurements: In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Accounting Standard Codification (ASC) 820 on January 1, 2011 did not have a material effect on the Company’s consolidated financial statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses: In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20), to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses.  This ASU requires new and enhanced disclosures at disaggregated levels, specifically defined as “portfolio segments” and “classes”.  Among other things, the expanded disclosures include roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables as of the end of a reporting period.  New and enhanced disclosures are required for interim and annual periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual periods beginning after December 15, 2010.  The adoption of the new guidance on January 1, 2011 impacted interim and annual disclosures included in the Company’s consolidated financial statements.

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

No. 2011-02 – Receivables (Topic 310) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring:  In April 2011, FASB issued Accounting Standards Update 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (ASU 2011-02).  The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring (“TDR”).  The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDRs.   Additionally, creditors will be required to provide additional disclosures about their TDR activities in accordance with the requirements of ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which was deferred by ASU 2011-01 Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (ASU 2011-01).  The new guidance will be effective for the first interim or annual period beginning on or after June 15, 2011, with retrospective application required to the beginning of the annual period of adoption.  Disclosure requirements will be effective for the first interim and annual period beginning on or after June 15, 2011.  The adoption of the new guidance effective July 1, 2011 resulted in an increase in the number of modifications and restructuring deemed to be TDRs and impacted interim disclosures included in the Company’s consolidated financial statements.

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

No. 2011-08 – Intangibles – Goodwill and Other:  In September 2011, FASB issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (ASU 2011-08).  The ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.    The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Management does not expect the adoption of this guidance will have an impact on the consolidated financial statements.

Note 3 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first nine months of 2011.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2010	$72,334	$6,043	$78,377
Amortization	-	2,007	2,007
September 30, 2011	$72,334	$4,036	$76,370

The core deposit intangibles are being amortized to expense principally on the straight-line method, over periods ranging from six to ten years. Management expects that the core deposit intangibles amortization expense will be $669,000 for the fourth quarter of 2011.

Core deposit intangibles amortization expense is projected to be as follows for the remainder of 2011 and for  each of the following years:

(in thousands)	Annual Amortization
Remainder of 2011	$669
2012	2,677
2013	690
Total	$4,036

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011			December 31, 2010
	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
(In thousands)
Commercial, financial and agricultural *	$756,888	$2,992	$759,880	$737,902	$2,886	$740,788

Commercial real estate *	1,250,936	5,064	1,256,000	1,226,616	4,804	1,231,420
Construction real estate:
Vision commercial land and development *	102,271	232	102,503	171,334	282	171,616
Remaining commercial	163,606	341	163,947	195,693	622	196,315
Mortgage	19,857	62	19,919	26,326	95	26,421
Installment	15,007	65	15,072	13,127	54	13,181
Residential real estate
Commercial	456,670	1,276	457,946	464,903	1,403	466,306
Mortgage	968,330	1,355	969,685	906,648	2,789	909,437
HELOC	253,461	959	254,420	260,463	1,014	261,477
Installment	51,118	204	51,322	60,195	255	60,450
Consumer	640,267	2,679	642,946	666,871	3,245	670,116
Leases	2,164	40	2,204	2,607	56	2,663
Total loans	$4,680,575	$15,269	$4,695,844	$4,732,685	$17,505	$4,750,190
* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision commercial land and development loans are an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual, accruing restructured, and loans past due 90 days or more and still accruing by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$21,844	$3,081	$22	$24,947
Commercial real estate	41,856	2,243	-	44,099
Construction real estate:
Vision commercial land and development	42,353	1,249	-	43,602
Remaining commercial	29,386	4,575	-	33,961
Mortgage	66	-	-	66
Installment	107	-	-	107
Residential real estate:
Commercial	47,422	-	-	47,422
Mortgage	25,976	4,393	1,237	31,606
HELOC	1,420	-	-	1,420
Installment	1,953	22	112	2,087
Consumer	1,983	-	851	2,834
Leases	-	-	-	-
Total loans	$214,366	$15,563	$2,222	$232,151

	December 31, 2010
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,276	$-	$-	$19,276
Commercial real estate	57,941	-	20	57,961
Construction real estate:
Vision commercial land and development	87,424	-	-	87,424
Remaining commercial	27,080	-	-	27,080
Mortgage	354	-	-	354
Installment	417	-	13	430
Residential real estate:
Commercial	60,227	-	-	60,227
Mortgage	32,479	-	2,175	34,654
HELOC	964	-	149	1,113
Installment	1,195	-	277	1,472
Consumer	1,911	-	1,059	2,970
Leases	-	-	-	-
Total loans	$289,268	$-	$3,693	$292,961

The following table provides additional information regarding those nonaccrual and accruing restructured loans that are individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(In thousands)	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$24,925	$24,925	$-	$19,276	$19,205	$71
Commercial real estate	44,099	44,099	-	57,941	57,930	11
Construction real estate:
Vision commercial land and development	43,602	42,036	1,566	87,424	86,491	933
Remaining commercial	33,961	33,961	-	27,080	27,080	-
Mortgage	66	-	66	354	-	354
Installment	107	-	107	417	-	417
Residential real estate:
Commercial	47,422	47,422	-	60,227	60,227	-
Mortgage	30,369	-	30,369	32,479	-	32,479
HELOC	1,420	-	1,420	964	-	964
Installment	1,975	-	1,975	1,195	-	1,195
Consumer	1,983	21	1,962	1,911	-	1,911
Leases	-	-	-	-	-	-
Total loans	$229,929	$192,464	$37,465	$289,268	$250,933	$38,335

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$23,222	$15,496	$-	$9,347	$8,891	$-
Commercial real estate	39,400	31,680	-	24,052	19,697	-
Construction real estate:
Vision commercial land and development	50,070	17,468	-	23,021	20,162	-
Remaining commercial	17,582	16,299	-	15,192	14,630	-
Residential real estate:
Commercial	32,568	29,949	-	51,261	47,009	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial, financial and agricultural	10,626	9,429	2,511	11,801	10,314	3,028
Commercial real estate	18,560	12,419	5,183	42,263	38,233	10,001
Construction real estate:
Vision commercial land and development	43,575	24,568	12,135	92,122	66,329	23,585
Remaining commercial	30,813	17,662	8,765	20,676	12,450	2,802
Residential real estate:
Commercial	21,847	17,473	4,681	14,799	13,218	4,043
Consumer	21	21	-	-	-	-

Total	$288,284	$192,464	$33,275	$304,534	$250,933	$43,459

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At September 30, 2011 and December 31, 2010, there were $52.0 million and $12.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $43.9 million and $41.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2011 and December 31, 2010, of $33.3 million and $43.5 million, respectively, related to loans with a recorded investment of $81.2 million and $140.5 million.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment for the three and nine months ended September 30, 2011:

		Three months ended September 30, 2011		Nine months ended September 30, 2011
	Recorded investment as of September 30, 2011	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
(in thousands)
Commercial, financial and agricultural	$24,925	$24,049	$49	$21,361	$155
Commercial real estate	44,099	45,162	26	50,874	150
Construction real estate:
Vision commercial land and development	42,036	43,555	-	67,135	-
Remaining commercial	33,961	34,027	116	29,573	330
Residential real estate:
Commercial	47,422	48,064	-	54,454	153
Consumer	21	21	-	15	1

Total	$192,464	$194,878	$191	$223,412	$789

The following tables present the aging of the recorded investment in past due loans as of September 30, 2011 and December 31, 2010 by class of loans.
	September 30, 2011
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$2,211	$16,457	$18,668	$741,212	$759,880
Commercial real estate	9,543	23,119	32,662	1,223,338	1,256,000
Construction real estate:
Vision commercial land and development	425	35,654	36,079	66,424	102,503
Remaining commercial	-	17,807	17,807	146,140	163,947
Mortgage	145	66	211	19,708	19,919
Installment	202	69	271	14,801	15,072
Residential real estate:
Commercial	1,264	17,295	18,559	439,387	457,946
Mortgage	14,015	21,618	35,633	934,052	969,685
HELOC	539	673	1,212	253,208	254,420
Installment	1,428	499	1,927	49,395	51,322
Consumer	9,799	2,061	11,860	631,086	642,946
Leases	-	-	-	2,204	2,204
Total loans	$39,571	$135,318	$174,889	$4,520,955	$4,695,844
   * Includes $2.2 million of loans past due 90 days or more and accruing.

	December 31, 2010
	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
(In thousands)
Commercial, financial and agricultural	$2,247	$15,622	$17,869	$722,919	$740,788
Commercial real estate	9,521	53,269	62,790	1,168,630	1,231,420
Construction real estate:
Vision commercial land and development	2,406	65,130	67,536	104,080	171,616
Remaining commercial	141	19,687	19,828	176,487	196,315
Mortgage	479	148	627	25,794	26,421
Installment	235	399	634	12,547	13,181
Residential real estate:
Commercial	3,281	26,845	30,126	436,180	466,306
Mortgage	17,460	24,422	41,882	867,555	909,437
HELOC	1,396	667	2,063	259,414	261,477
Installment	1,018	892	1,910	58,540	60,450
Consumer	11,204	2,465	13,669	656,447	670,116
Leases	5	-	5	2,658	2,663
Total loans	$49,393	$209,546	$258,939	$4,491,251	$4,750,190
   * Includes $3.6 million of loans past due 90 days or more and accruing.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio.  The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) throughout the consumer loan segment.  The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8.  Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate.  A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss.  Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk.  Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans.  Loans classified as special mention have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loans or of the institution’s credit position at some future date.  Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans.  Loans classified as substandard loans are inadequately protected by the current net worth and paying capacity of the obligor and/or of the collateral pledged, if any.  Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  Any commercial loan graded an 8 (loss) is completely charged-off.  The tables below present the recorded investment by loan grade at September 30, 2011 and December 31, 2010 for all commercial loans.

	September 30, 2011
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$36,037	$7,150	$24,925	$691,768	$759,880

Commercial real estate	51,417	21,222	44,099	1,139,262	1,256,000

Construction real estate:
Vision commercial land and development	10,791	2,040	42,036	47,636	102,503
Remaining commercial	7,954	14,626	33,961	107,406	163,947

Residential real estate:
Commercial	22,825	14,096	47,422	373,603	457,946

Leases	-	-	-	2,204	2,204

Total Commercial Loans	$129,024	$59,134	$192,443	$2,361,879	$2,742,480

	December 31, 2010
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$26,322	$11,447	$19,276	$683,743	$740,788

Commercial real estate	57,394	26,992	57,941	1,089,093	1,231,420

Construction real estate:
Vision commercial land and development	10,220	7,941	87,424	66,031	171,616
Remaining commercial	14,021	39,062	27,080	116,152	196,315

Residential real estate:
Commercial	29,206	18,117	60,227	358,756	466,306

Leases	-	-	-	2,663	2,663

Total Commercial Loans	$137,163	$103,559	$251,948	$2,316,438	$2,809,108

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the company’s internal underwriting policy.  Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt.  Certain loans which were modified during the period ending September 30, 2011 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant.  Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant.  TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note.  Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At September 30, 2011 and December 31, 2010, there were $82.1 million and $80.7 million, respectively, of TDRs included in nonaccrual loan totals.  As of September 30, 2011, there were $15.6 million of TDRs included in accruing loan totals.  None of the TDRs as of December 31, 2010 were accruing.  Prior to management's adoption of ASU 2011-02, Park classified all TDRs as nonaccrual loans.  With the adoption of ASU 2011-02, management determined it was appropriate to return certain TDRs to accrual status.  Specifically, if the restructured note has been current for a period of at least six months and management expects the borrower will remain current throughout the renegotiated contract, the loan may be returned to accrual status.  At September 30, 2011 and December 31, 2010, $55.9 million and $50.3 million of the nonaccrual TDRs were current.  Management will continue to review the renegotiated loans and may determine it appropriate to move certain of the loans back to accrual status in the future.  At September 30, 2011 and December 31, 2010, Park had commitments to lend $1.2 million and $434,000, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at September 30, 2011 and December 30, 2010 was $12.2 million and $8.4 million respectively.  Classifying these loans as TDRs generally resulted in a reduction of the allowance for loan losses as a result of performing an individual impairment analysis rather than apply a general reserve percentage.

The terms of certain other loans were modified during the period ending September 30, 2011 that did not meet the definition of a troubled debt restructuring.  Modified substandard commercial loans which did not meet the definition of a TDR have a total recorded investment as of September 30, 2011 of $6.0 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or resulted in a delay in a payment that was considered to be insignificant. Modified consumer loans which did not meet the definition of a TDR have a total recorded investment as of September 30, 2011 of $11.7 million.  Many of these loans were modified as a lower cost option than a full refinancing to borrowers who were not experiencing financial difficulties.

The following table details the number of contracts modified as TDRs during the 3 months and 9 months ended September 30, 2011 as well as the period end recorded investment of these contracts. The recorded investment pre and post modification is generally the same.

	3 months ended September 30, 2011		9 months ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Total recorded investment
(In thousands)
Commercial, financial and agricultural	14	$1,977	32	$5,677
Commercial real estate	4	2,763	21	7,633
Construction real estate:
Vision commercial land and development	2	504	8	3,342
Remaining commercial	3	2,192	16	14,795
Mortgage	-	-	1	66
Installment	-	-	-	-
Residential real estate:
Commercial	3	239	10	3,493
Mortgage	7	1,550	27	4,137
HELOC	-	-	1	50
Installment	1	17	2	36
Consumer	-	-	-	-
Leases	-	-	-	-
Total loans	34	$9,242	118	$39,229

The following table presents the recorded investment in financing receivables which were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the 3 month and 9 month periods ended September 30, 2011. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under modified terms.

	3 months ended September 30, 2011		9 months ended September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Total recorded investment
(In thousands)
Commercial, financial and agricultural	3	$506	7	$642
Commercial real estate	5	8,511	7	12,994
Construction real estate:
Vision commercial land and development	2	1,962	3	1,979
Remaining commercial	1	5,000	1	5,000
Mortgage	1	66	1	66
Installment	-	-	-	-
Residential real estate:
Commercial	1	607	5	20,061
Mortgage	4	736	8	1,695
HELOC	1	50	1	50
Installment	-	-	-	-
Total loans	18	$17,438	33	$42,487

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

The activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and September 30, 2010 is summarized in the following table.  As noted below, management included a reallocation of the beginning allowance for credit losses balance, which primarily impacted the commercial loan segments of the loan portfolio. At December 31, 2010, management’s allowance calculation was performed in the aggregate for all commercial loans and then allocated across each segment of the commercial loan portfolio on a pro rata basis. During the first quarter of 2011, management determined that it would be more appropriate to perform the allowance calculation at the segment level and has provided an adjusted beginning balance for the allowance for credit losses in the nine months ended September 30, 2011 table below.

	Three months ended September 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$12,607	$22,470	$35,280	$32,105	$7,721	$4	$110,187
Charge-offs	4,361	6,505	12,587	5,886	1,682	-	31,021
Recoveries	154	845	621	341	595	1	2,557
Net Charge-offs	4,207	5,660	11,966	5,545	1,087	(1)	28,464
Provision	2,733	1,749	9,900	3,725	419	(1)	18,525
Ending balance	$11,133	$18,559	$33,214	$30,285	$7,053	$4	$100,248

	Nine months ended September 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397
Reallocation of allowance	(1,888)	(6,604)	5,759	2,948	(189)	(26)	-
Adjusted beginning balance:	11,696	21,911	51,953	28,793	7,039	5	121,397
Charge-offs	10,125	14,855	39,686	13,162	5,597	-	83,425
Recoveries	1,050	1,669	834	1,232	1,562	4	6,351
Net Charge-offs	9,075	13,186	38,852	11,930	4,035	(4)	77,074
Provision	8,512	9,834	20,113	13,422	4,049	(5)	55,925
Ending balance	$11,133	$18,559	$33,214	$30,285	$7,053	$4	$100,248

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 is summarized as follows:

(In thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$120,676	$116,717
Charge-offs	19,205	48,056
Recoveries	1,280	4,290
Net Charge-offs	17,925	43,766
Provision	14,654	44,454
Ending balance	$117,405	$117,405

The composition of the allowance for loan losses at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,511	$5,183	$20,900	$4,681	$-	$-	$33,275
Collectively evaluated for impairment	8,622	13,376	12,314	25,604	7,053	4	66,973
Total ending allowance balance	$11,133	$18,559	$33,214	$30,285	$7,053	$4	$100,248

Loan Balance:
Loans individually evaluated for impairment	$24,899	$44,051	$75,970	$47,422	$21	$-	$192,363
Loans collectively evaluated for impairment	731,989	1,206,885	224,771	1,682,157	640,246	2,164	4,488,212
Total ending loan balance	$756,888	$1,250,936	$300,741	$1,729,579	$640,267	$2,164	$4,680,575

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	10.08%	11.77%	27.51%	9.87%	-	-	17.30%
Loans collectively evaluated for impairment	1.18%	1.11%	5.48%	1.52%	1.10%	0.18%	1.49%
Total ending loan balance	1.47%	1.48%	11.04%	1.75%	1.10%	0.18%	2.14%

Recorded Investment:
Loans individually evaluated for impairment	$24,925	$44,099	$75,997	$47,422	$21	$-	$192,464
Loans collectively evaluated for impairment	734,955	1,211,901	225,444	1,685,951	642,925	2,204	4,503,380
Total ending loan balance	$759,880	$1,256,000	$301,441	$1,733,373	$642,946	$2,204	$4,695,844

	December 31, 2010
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	10,556	18,514	19,807	21,802	7,228	31	77,938
Total ending allowance balance	$13,584	$28,515	$46,194	$25,845	$7,228	$31	$121,397

Reallocated allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,028	$10,001	$26,387	$4,043	$-	$-	$43,459
Collectively evaluated for impairment	8,668	11,910	25,566	24,750	7,039	5	77,938
Total ending allowance balance	$11,696	$21,911	$51,953	$28,793	$7,039	$5	$121,397

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Reallocated allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	17.26%	23.23%	6.71%	-	-	17.32%
Loans collectively evaluated for impairment	1.21%	1.02%	8.73%	1.52%	1.06%	0.19%	1.74%
Total ending loan balance	1.59%	1.79%	12.78%	1.70%	1.06%	0.19%	2.57%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

Loans collectively evaluated for impairment above include all performing loans at September 30, 2011 and December 31, 2010, as well as nonperforming loans internally classified as consumer loans.  Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses.  If these consumer loans become 180 days past due, they are charged off or charged down to the appraised value of the underlying collateral, less anticipated selling costs. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2011 and December 31, 2010, which are evaluated for impairment in accordance with GAAP (see Note 1 of Park’s 2010 Annual Report).

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2010.

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Income available to common shareholders	$16,845	$18,125	$55,612	$57,167
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,909	15,272,720	15,398,919	15,090,113
Effect of dilutive options and warrants	-	-	1,722	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,398,909	15,272,720	15,400,641	15,090,113
Earnings per common share:
Basic earnings per common share	$1.09	$1.19	$3.61	$3.79
Diluted earnings per common share	$1.09	$1.19	$3.61	$3.79

As of September 30, 2011 and 2010, options to purchase 74,570 and 82,175 common shares, respectively, were outstanding under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”). A warrant to purchase 227,376 common shares was outstanding at both September 30, 2011 and 2010 as a result of Park’s participation in the U.S. Treasury’s Capital Purchase Program (the “CPP”).  Additionally, warrants to purchase an aggregate of 35,992 common shares (the “December 2010 Warrants”) were outstanding at September 30, 2011 as a result of the issuance of common stock and warrants on December 10, 2010.  Warrants to purchase an aggregate of 80,500 common shares (the “October 2009 Warrants”) were outstanding at September 30, 2010 as a result of the issuance of common stock and warrants on October 30, 2009.  All October 2009 Warrants were exercised or expired as of October 30, 2010 and thus had no impact on the three or nine month periods ended September 30, 2011.

The common shares represented by the options, the CPP Warrant (for the three month period only), and the December 2010 Warrants for the three and nine months ended September 30, 2011, totaling a weighted average of 338,743 and 133,343, respectively, and the common shares represented by the options, the CPP Warrant and the October 2009 Warrants for the three and nine months ended September 30, 2010, totaling a weighted average of 420,778 and 604,010, respectively, were not included in the computation of diluted earnings per common share because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was not included in the nine month weighted average of 133,343 at September 30, 2011, as the dilutive effect of this warrant was 1,722 shares of common stock for the nine month period ended September 30, 2011.  The exercise price of the CPP warrant to purchase 227,376 common shares is $65.97.

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

Operating Results for the three months ended September 30, 2011
(in thousands)	PNB	VB	All Other	Total
Net interest income	$58,588	$6,493	$2,539	$67,620
Provision for loan losses	9,000	9,000	525	18,525
Other income (loss) and security gains	20,290	914	(812)	20,392
Other expense	35,936	7,267	2,396	45,599
Net income (loss)	24,518	(5,737)	(472)	18,309

Balance at September 30, 2011
Assets	$6,346,125	$719,264	$34,299	$7,099,688

Operating Results for the three months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,986	$7,174	$2,285	$69,445
Provision for loan losses	6,576	7,529	549	14,654
Other income (loss) and security gains	17,588	(139)	81	17,530
Other expense	35,406	7,726	2,564	45,696
Net income (loss)	24,425	(5,316)	468	19,577

Balance at September 30, 2010
Assets	$6,269,783	$838,090	$(17,417)	$7,090,456

Operating Results for the nine months ended September 30, 2011
(in thousands)	PNB	VB	All Other	Total
Net interest income	$179,366	$20,248	$7,341	$206,955
Provision for loan losses	18,950	35,400	1,575	55,925
Other income (loss) and security gains	73,590	(2,509)	(2,285)	68,796
Other expense	108,572	22,866	7,514	138,952
Net income (loss)	87,798	(26,256)	(1,538)	60,004

Operating Results for the nine months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$177,997	$20,979	$6,570	$205,546
Provision for loan losses	15,126	27,729	1,599	44,454
Other income (loss) and security gains	63,206	(744)	244	62,706
Other expense	107,960	23,817	8,810	140,587
Net income (loss)	80,610	(19,528)	440	61,522

The operating results of the Parent Company and Guardian Financial Services Company (GFC) in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and nine month periods ended September 30, 2011 and 2010. The reconciling amounts for consolidated total assets for the periods ended September 30, 2011 and 2010 consist of the elimination of intersegment borrowings and the assets of the Parent Company and GFC which are not eliminated.

Note 8 – Stock Option Plan

Park did not grant any stock options during the nine month periods ended September 30, 2011 and 2010. Additionally, no stock options vested during the first nine months of 2011 or 2010.

The following table summarizes stock option activity during the first nine months of 2011.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2010	78,075	$74.96
Granted	-	-
Exercised	-	-
Forfeited/Expired	3,505	74.96
Outstanding at September 30, 2011	74,570	$74.96

All of the stock options outstanding at September 30, 2011 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2011 was $0.  In addition, no stock options were exercised during the first nine months of 2011 or 2010. The weighted average contractual remaining term was 1.19 years for the stock options outstanding at September 30, 2011.

All of the common shares delivered upon exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At September 30, 2011, incentive stock options granted under the 2005 Plan covering 74,570 common shares were outstanding. At September 30, 2011, Park held 488,761 treasury shares that are available for the 2005 Plan.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2011 and December 31, 2010, respectively, Park had approximately $10.8 million and $8.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 4 and 5.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and nine months ended September 30, 2011 and September 30, 2010, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2011, were as follows:

(in thousands)
Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$223,459	$1,358	$-	$224,817
Obligations of states and political subdivisions	3,615	109	-	3,724
U.S. Government sponsored entities asset-backed securities	544,648	22,100	-	566,748
Other equity securities	1,188	717	31	1,874
Total	$772,910	$24,284	$31	$797,163

Securities Held-to-Maturity	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,992	$7	$-	$1,999
U.S. Government sponsored entities asset-backed securities	841,584	17,971	185	859,370
Total	$843,576	$17,978	$185	$861,369

Management does not believe any of the unrealized losses at September 30, 2011 or December 31, 2010, represents an other-than-temporary impairment.  Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2011, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Other equity securities	$-	$-	$80	$31	$80	$31

Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$107,352	$185	$-	$-	$107,352	$185

Investment securities at December 31, 2010, were as follows:

(in thousands)
Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$272,301	$2,968	$1,956	$273,313
Obligations of states and political subdivisions	10,815	281	52	11,044
U.S. Government sponsored entities asset-backed securities	990,204	30,633	9,425	1,011,412
Other equity securities	938	858	43	1,753
Total	$1,274,258	$34,740	$11,476	$1,297,522

Securities Held-to-Maturity	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of states and political subdivisions	$3,167	$7	$-	$3,174
U.S. Government sponsored entities asset-backed securities	670,403	17,157	4,620	682,940
Total	$673,570	$17,164	$4,620	$686,114

Securities with unrealized losses at December 31, 2010, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$74,379	$1,956	$-	$-	$74,379	$1,956
Obligations of states and political subdivisions	1,459	52			1,459	52
U.S. Government sponsored entities asset-backed securities	418,156	9,425	-	-	418,156	9,425
Other equity securities	74	29	221	14	295	43
Total	$494,068	$11,462	$221	$14	$494,289	$11,476

Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$297,584	$4,620	$-	$-	$297,584	$4,620

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2011, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$223,459	$224,817
Total	$223,459	$224,817

Obligations of states and political subdivisions:
Due within one year	$2,315	$2,327
Due one through five years	1,300	1,397
	$3,615	$3,724

U.S. Government sponsored entities asset-backed securities:
Total	$544,648	$566,748

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$1,992	$1,999
Total	$1,992	$1,999

U.S. Government sponsored entities asset-backed securities:
Total	$841,584	$859,370

Approximately $193 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes.  These callable securities have a final maturity in 7 to 11 years, but are shown in the table at their expected call date.  The remaining $30 million of securities in this category are U.S. Government sponsored entities discount notes that mature within 30 days.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	September 30,	December 31,
(in thousands)	2011	2010
Federal Home Loan Bank stock	$61,016	$61,823
Federal Reserve Bank stock	6,876	6,876
Total	$67,892	$68,699

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $14 million and $2 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$1,139	$918	$3,417	$2,754
Interest cost	992	895	2,976	2,687
Expected return on plan assets	(1,885)	(1,476)	(5,657)	(4,390)
Amortization of prior service cost	5	6	15	16
Recognized net actuarial loss	352	269	1,057	809
Benefit expense	$603	$612	$1,808	$1,876

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

At September 30, 2011, the interest rate swap’s fair value of $(1.1) million was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the quarter or nine months ended September 30, 2011. At September 30, 2011, the variable rate on the $25 million subordinated note was 2.37% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the nine months ended September 30, 2011, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $348,000 (net of taxes of $187,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of September 30, 2011, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of September 30, 2011, Park had mortgage loan interest rate lock commitments outstanding of approximately $29.3 million.  Park has specific forward contracts to sell each of these loans to a third party investor.  These loan commitments represent derivative instruments, which are required to be carried at fair value.  The derivative instruments used are not designated as hedges under GAAP.  At September 30, 2011, the fair value of the derivative instruments was approximately $378,000.  The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income.  Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third party investor.  The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2011, the fair value of the swap liability of $200,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.41 billion at September 30, 2011, compared to $1.51 billion at September 30, 2010.  At September 30, 2011, $30.6 million of the sold mortgage loans were sold with recourse compared to $42.0 million at September 30, 2010.  Management closely monitors the delinquency rates on the mortgage loans sold with recourse.  At September 30, 2011, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three months ended September 30, 2011	Nine months ended September 30, 2011
Mortgage servicing rights:
Carrying amount, net, beginning of period	$10,259	$10,488
Additions	431	1,070
Amortization	(621)	(1,557)
Changes in valuation inputs & assumptions	-	68

Carrying amount, net, end of period	$10,069	$10,069

Valuation allowance:
Beginning of period	$680	$748
Changes due to fair value adjustments	-	(68)
End of period	$680	$680

Servicing fees included in other service income were $1.5 million and $4.3 million for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, servicing fees included in other service income were $1.7 million and $4.4 million, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2011
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$224,817	$-	$224,817
Obligations of states and political subdivisions	-	3,724	-	3,724
U.S. Government sponsored entities’ asset-backed securities	-	566,748	-	566,748
Equity securities	1,125	-	749	1,874
Mortgage loans held for sale	-	10,778	-	10,778
Mortgage IRLCs	-	378	-	378

Liabilities
Interest rate swap	$-	$1,099	$-	$1,099
Fair value swap	-	-	200	200

Fair Value Measurements at December 31, 2010 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2010
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$273,313	$-	$273,313
Obligations of states and political subdivisions	-	8,446	2,598	11,044
U.S. Government sponsored entities’ asset-backed securities	-	1,011,412	-	1,011,412
Equity securities	1,008	-	745	1,753
Mortgage loans held for sale	-	8,340	-	8,340
Mortgage IRLCs	-	166	-	166

Liabilities
Interest rate swap	$-	$1,634	$-	$1,634
Fair value swap	-	-	60	60

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine month periods ended September 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended September 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at June 30, 2011	$-	$741	$(200)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	-	8	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Balance September 30, 2011	$-	$749	$(200)

Balance, at June 30, 2010	$2,756	$-	$(340)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	93	-	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Balance September 30, 2010	$2,849	$-	$(340)
Level 3 Fair Value Measurements
Nine months ended September 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	(128)	-	-
Included in other comprehensive income	-	4	-
Settlement	(2,470)	-	-
Re-evaluation of fair value swap	-	-	(140)
Balance September 30, 2011	$-	$749	$(200)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	98	-	-
Settlements	-	-	160
Balance September 30, 2010	$2,849	$-	$(340)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at September 30, 2011 using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at September 30, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$15,620	$15,620
Commercial real estate			20,347	20,347
Construction real estate:
Vision commercial land and development			28,315	28,315
Remaining commercial			10,353	10,353
Residential real estate			15,222	15,222
Total impaired loans	$-	$-	$89,857	$89,857
Mortgage servicing rights	-	4,963	-	4,963
Other real estate owned	-	-	46,911	46,911

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,354	32,354
Construction real estate:
Vision commercial land and development			45,121	45,121
Remaining commercial			10,202	10,202
Residential real estate			15,304	15,304
Total impaired loans	$-	$-	$111,257	$111,257
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	44,325	44,325

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $192.4 million at September 30, 2011, after partial charge-offs of $95.9 million.  In addition, these loans had a specific valuation allowance of $33.3 million. Of the $192.4 million impaired loan portfolio, loans with a book value of $123.2 million were carried at their fair value of $89.9 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $69.2 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeded the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $111.3 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $43.5 million.  The remaining $96.2 million of impaired loans at December 31, 2010 were carried at cost.

MSRs, which are carried at the lower of cost or fair value, were recorded at $10.1 million at September 30, 2011. Of the $10.1 million MSR carrying balance at September 30, 2011, $5.0 million was recorded at fair value and included a valuation allowance of $680,000.  The remaining $5.1 million was recorded at cost, as the fair value exceeded cost at September 30, 2011.  MSRs do not trade in active, open markets with readily observable prices.  For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available.  As such, management, with the assistance of a third party specialist, determined fair value based on the discounted value of the future cash flows estimated to be received.  Significant inputs include the discount rate and assumed prepayment speeds utilized.  The calculated fair value was then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified Level 2.  At December 31, 2010, MSRs were recorded at $10.5 million, including a valuation allowance of $748,000.

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At September 30, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $47.0 million and $44.3 million, respectively.  The financial impact of OREO devaluation adjustments for the three month and nine month periods ended September 30, 2011 was $1.7 million and $11.3 million, respectively.

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

The fair value of financial instruments at September 30, 2011 and December 31, 2010, was as follows:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$272,097	$272,097	$133,780	$133,780
Investment securities	1,640,739	1,658,532	1,971,092	1,983,636
Accrued interest receivable	21,990	21,990	24,137	24,137
Mortgage loans held for sale	10,778	10,778	8,340	8,340
Impaired loans carried at fair value	89,857	89,857	111,257	111,257
Other loans	4,479,692	4,491,085	4,491,691	4,511,419
Loans receivable, net	$4,580,327	$4,591,720	$4,611,288	$4,631,016

Financial liabilities:
Noninterest bearing checking accounts	$1,000,969	$1,000,969	$937,719	$937,719
Interest bearing transactions accounts	1,432,827	1,432,827	1,283,159	1,283,159
Savings accounts	943,948	943,948	899,288	899,288
Time deposits	1,705,844	1,713,888	1,973,903	1,990,163
Other	5,599	5,599	1,351	1,351
Total deposits	$5,089,187	$5,097,231	$5,095,420	$5,111,680

Short-term borrowings	$243,071	$243,071	$663,669	$663,669
Long-term debt	823,722	917,963	636,733	699,080
Subordinated debentures/notes	75,250	66,934	75,250	63,099
Accrued interest payable	5,416	5,416	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,099	$1,099	$1,634	$1,634
Fair value swap	200	200	60	60

Note 16 –Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constitute Tier 1 capital and rank senior to Park’s common shares. The Senior Preferred Shares pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and will reset to a rate of 9% per annum thereafter.  For the three and nine month periods ended September 30, 2011, Park recognized a charge to retained earnings of $1.5 million and $4.4 million, respectively, representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

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

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes are shown in the following table for the three and nine month periods ended September 30, 2011 and 2010:

Nine months ended September 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2011:
Unrealized gains on available-for-sale securities	$26,451	$9,257	$17,194
Reclassification adjustment for gains realized in net income	(25,462)	(8,912)	(16,550)
Unrealized net holding gain on cash flow hedge	535	187	348
Other comprehensive income	$1,524	$532	$992

2010:
Unrealized gains on available-for-sale securities	$7,158	$2,506	$4,652
Reclassification adjustment for gains realized in net income	(11,819)	(4,137)	(7,682)
Unrealized net holding loss on cash flow hedge	(426)	(149)	(277)
Other comprehensive loss	$(5,087)	$(1,780)	$(3,307)

Three months ended September 30, (in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

2011:
Unrealized gains on available-for-sale securities	$17,532	$6,136	$11,396
Reclassification adjustment for gains realized in net income	(3,465)	(1,213)	(2,252)
Unrealized net holding gain on cash flow hedge	238	83	155
Other comprehensive income	$14,305	$5,006	$9,299

2010:
Unrealized losses on available-for-sale securities	$(5,321)	$(1,862)	$(3,459)
Unrealized net holding loss on cash flow hedge	(102)	(36)	(66)
Other comprehensive loss	$(5,423)	$(1,898)	$(3,525)

For the three and nine months ended September 30, 2011, total comprehensive income was $27.6 million and $61.0 million, respectively.  For the three and nine months ended September 30, 2010, total comprehensive income was $16.1 million and $58.2 million, respectively.

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Before-tax amount	Tax expense (benefit)	Net-of-tax amount

September 30, 2011:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	24,253	8,488	15,765
Unrealized net holding loss on cash flow hedge	(1,099)	(385)	(714)
Total accumulated other comprehensive loss	$(1,349)	$(473)	$(876)

December 31, 2010:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	23,264	8,143	15,121
Unrealized net holding loss on cash flow hedge	(1,634)	(572)	(1,062)
Total accumulated other comprehensive loss	$(2,873)	$(1,005)	$(1,868)

September 30, 2010:
Changes in pension plan assets and benefit obligations	$(20,769)	$(7,269)	$(13,500)
Unrealized gains on available-for-sale securities	41,685	14,590	27,095
Unrealized net holding loss on cash flow hedge	(1,909)	(668)	(1,241)
Total accumulated other comprehensive income	$19,007	$6,653	$12,354

Note 18 — Sale of Common Shares and Issuance of Common Stock Warrants

No additional shares of common stock were issued during the three and nine months ended September 30, 2011.  Outstanding as of September 30, 2011 were 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010.  The Series B Common Share Warrants have an exercise price of $76.41 and an expiration date of December 10, 2011.  The 35,992 Series A Common Share Warrants issued in December 2010 were not exercised and expired on June 10, 2011.

Note 19 – Regulatory Update

In a Current Report on Form 8-K filed on June 30, 2011, management reported that the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Financial Regulation (“OFR”) had communicated their preliminary on-site examination findings to the management of Vision Bank. As reported in the June 30, 2011 Form 8-K, the FDIC and the OFR have taken exception to approximately $18 million in guarantor support underlying certain impaired commercial loans, which had been incorporated into our analysis of the allowance for loan losses at Vision Bank.  On August 1, 2011 and August 29, 2011, management of Vision Bank received the final reports of examination from the OFR and FDIC, which were consistent with the preliminary findings communicated to management at the on-site exit meeting.  On October 26, 2011, management formally submitted an appeal to the FDIC and OFR. Management expects to receive a response from the FDIC and OFR during the fourth quarter.  It remains possible that management could be required to re-file the December 31, 2010 call report for Vision Bank if we are unsuccessful upon appeal. The amount of underlying guarantor support specific to the $18 million noted by the FDIC and the OFR has been reduced to $9.0 million at September 30, 2011.

The $18 million in guarantor support noted by the FDIC and the OFR constitutes the majority of the guarantor support that management had incorporated into the analysis of allowance for loan losses at December 31, 2010, which totaled $21.6 million.  The $21.6 million in total guarantor support at December 31, 2010, related to 25 individual credit relationships, has declined to $9.2 million at September 30, 2011.  The decline in guarantor support of $12.4 million during 2011 consists of the following: (1) cash payments received of approximately $3.3 million; (2) new appraisal information received in 2011 that resulted in increases in collateral values of approximately $3.8 million; and (3) charge-offs or additional specific reserves of approximately $5.3 million.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At September 30, 2011, OREO totaled $46.9 million, representing a 5.9% increase compared to $44.3 million at December 31, 2010.  The $2.6 million net increase in OREO during the first nine months of 2011 was a result of $29.9 million in new OREO offset by sales of $16.0 million and devaluations of $11.3 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. At September 30, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $137.5 million. This was 14.5% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $89.9 million (or 65.3%) of the total amount of Level 3 inputs. Additionally, there were $69.2 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2011 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks, deposit and loan totals for the Park subsidiary banks and banking industry comparable information. At September 30, 2011, on a consolidated basis, Park had core deposit intangibles of $4.0 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheet of Park National Bank (PNB) totaled $1.0 million and the core deposit intangibles at Vision Bank were $3.0 million. The goodwill asset of $72.3 million is carried on the balance sheet of PNB.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010

Summary Discussion of Results

Net income for the three months ended September 30, 2011 was $18.3 million compared to $19.6 million for the third quarter of 2010, a decrease of $1.3 million or 6.6%.  Net income available to common shareholders (which is net of preferred stock dividends and accretion) was $16.8 million for the third quarter of 2011 compared to $18.1 million for the three months ended September 30, 2010, a decrease of $1.3 million or 7.2%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the third quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.09 for the third quarter of 2011 compared to $1.19 for the third quarter of 2010, a decrease of $0.10 per share or 8.4%.  Weighted average common shares outstanding were 15,398,909 for the three months ended September 30, 2011 compared to 15,272,720 common shares for the third quarter of 2010, an increase of 126,189 common shares or 0.8%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, issued from treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

Net income for the nine months ended September 30, 2011 was $60.0 million compared to $61.5 million for the same period in 2010, a decrease of $1.5 million or 2.4%.  Net income available to common shareholders was $55.6 million for the first nine months of 2011 compared to $57.2 million for the same period in 2010, a decrease of $1.6 million or 2.8%.  Preferred stock dividends and the related accretion of the discount on the preferred stock issued to the U.S. Treasury totaled $4.4 million for the first nine months of 2011 and 2010.

Diluted earnings per common share were $3.61 for the nine months ended September 30, 2011 compared to $3.79 for the same period in 2010, a decrease of $0.18 per share or 4.7%.  Weighted average common shares outstanding were 15,398,919 for the nine months ended September 30, 2011 compared to 15,090,113 common shares for the nine months ended 2010, an increase of 308,806 common shares or 2.0%.

The following tables compare the components of net income for the three and nine month periods ended September 30, 2011 with the components of net income for the three and nine month periods ended September 30, 2010.  This information is provided for Park, Vision Bank and Park excluding Vision Bank (“Park’s Ohio-based operations”).  In general, for the first nine months of 2011, the operating results for Park’s Ohio-based operations were a little stronger than management projected, but the results for Vision Bank were weaker than anticipated.

Park – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$67,620	$69,445	-2.63%	$206,955	$205,546	0.69%
Provision for loan losses	18,525	14,654	26.42%	55,925	44,454	25.80%
Total other income	16,927	17,530	-3.44%	43,334	50,887	-14.84%
Gain on sale of securities	3,465	-	N.M.	25,462	11,819	115.43%
Total other expense	45,599	45,696	-0.21%	138,952	140,587	-1.16%
Income before taxes	$23,888	$26,625	-10.28%	$80,874	$83,211	-2.81%
Income taxes	5,579	7,048	-20.84%	20,870	21,689	-3.78%
Net income	$18,309	$19,577	-6.48%	$60,004	$61,522	-2.47%

The following table compares the guidance for 2011 that management provided in Park’s 2010 Annual Report with the actual results for the nine month period ended September 30, 2011.  This guidance was included in Park’s 2010 Annual Report in the “Financial Review” section on pages 38 through 40.

(in thousands)	Projected results for 2011	75% of annual projection	Actual results for the first nine months of 2011
Net interest income	$268,000 to $278,000	$201,000 - $208,500	$206,955
Provision for loan losses	$47,000 to $57,000	$35,250 - $42,750	$55,925
Total other income	$63,000 to $67,000	$47,250 - $50,250	$43,334
Total other expense	$183,000 to $187,000	$137,250- $140,250	$138,952

Park’s management believes that the guidance previously provided for net interest income and total other expense continues to be a good estimate for 2011.

The provision for loan losses for the third quarter of 2011 was $18.5 million and was $55.9 million for the first nine months of 2011.  The loan loss provision for the first nine months of 2011 was $13.2 million above 75% of  management’s initial guidance provided in the 2010 Annual Report.  The poor performance in 2011 is primarily due to higher than anticipated loan loss provisions at Vision Bank.  Management now expects that the loan loss provision for 2011 will be within a range of $65 million to $70 million.

Total other income was $16.9 million for the third quarter of 2011 and was $43.3 million for the first nine months of 2011.  Total other income for the first nine months of 2011 was $3.9 million below the bottom of the range for management’s guidance for the first nine months of 2011.  The poor performance in total other income has primarily been due to the large devaluations of OREO at Vision Bank.  OREO devaluations for Park were $1.7 million for the third quarter of 2011 and $11.3 million for the first nine months of 2011.  Management expects that devaluations of OREO will be much less during the remainder of 2011, as most of the OREO has already been reappraised in 2011 and management believes values have started to stabilize in Vision Bank's markets.  As a result of the devaluations in the first six months of 2011, Park’s management reduced the range for projected total other income for 2011 by $5 million to a range of $58 million to $62 million, which remains Park’s current projection for 2011.

Gains from the sale of investment securities were $3.5 million for the third quarter of 2011 and $25.5 million for the first nine months of 2011.  By comparison, there were no gains or losses from the sale of investment securities in the third quarter of 2010 and gains were $11.8 million for the first three quarters of 2010.

All of the investment securities sold in 2011 have been U.S. Government sponsored entity mortgage-backed securities.  Management does not currently plan on selling additional investment securities in the fourth quarter of 2011.  However, the sale of additional securities for a gain in 2011 is possible.  At September 30, 2011, Park had approximately $22.1 million of unrealized gains in mortgage-backed securities, which are classified as available for sale.

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$6,493	$7,174	-9.49%	$20,248	$20,979	-3.48%
Provision for loan losses	9,000	7,529	19.54%	35,400	27,729	27.66%
Total other income (loss)	914	(139)	N.M.	(4,337)	(744)	N.M.
Gain on sale of securities	—	—	N.M.	1,828	—	N.M.
Total other expense	7,267	7,726	-5.94%	22,866	23,817	-3.99%
Loss before taxes	$(8,860)	$(8,220)	-7.79%	$(40,527)	$(31,311)	-29.43%
Income tax credits	(3,123)	(2,904)	-7.54%	(14,271)	(11,783)	-21.12%
Net loss	$(5,737)	$(5,316)	-7.92%	$(26,256)	$(19,528)	-34.45%
N.M. – Not Meaningful

The operating results for Vision Bank for the first three quarters of 2011 have been worse than management forecast.   The loan loss provision for the first nine months of 2011 was $35.4 million, compared to $27.7 million for the same period in 2010.  Management had expected a decrease in the loan loss provision expense at Vision Bank in 2011.  This poor performance has generally been due to additional provision expense needed to respond to the decrease in real estate values on nonperforming loans.  Management has had the real estate collateral related to substantially all nonperforming loans reappraised in 2011 and accordingly has further written-down these nonperforming loans.

Total other income for Vision Bank was $914,000 for the third quarter of 2011 and a loss of $4.3 million for the first nine months of 2011.  Other income was positive in the third quarter of 2011 due to a substantial decline in devaluations of OREO at Vision Bank, which were $268,000 for the three months ended September 30, 2011.  The loss for the nine months ended September 30, 2011 was largely due to $7.9 million in OREO devaluations during the first nine months of 2011.  Management expects that devaluations of OREO at Vision Bank will be much less during the remainder of 2011, as substantially all of the Vision Bank OREO has been transferred to SE Property Holdings LLC, a subsidiary of Park’s parent company.

Refer to the “Vision Bank Results and Projection” section of MD&A for discussion of the material steps taken by management to remediate the operating results of Vision Bank.

The following table provides a summary income statement for Park excluding Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$61,127	$62,271	-1.84%	$186,707	$184,567	1.16%
Provision for loan losses	9,525	7,125	33.68%	20,525	16,725	22.72%
Total other income	16,013	17,669	-9.37%	47,671	51,631	-7.67%
Gain on sale of securities	3,465	—	N.M.	23,634	11,819	99.97%
Total other expense	38,332	37,970	0.95%	116,086	116,770	-0.59%
Income before taxes	$32,748	$34,845	-6.02%	$121,401	$114,522	6.01%
Income taxes	8,702	9,952	-12.56%	35,141	33,472	4.99%
Net income	$24,046	$24,893	-3.40%	$86,260	$81,050	6.43%

The operating results for Park’s Ohio-based banking divisions were better than management’s forecast for the first nine months of 2011.  However, excluding the after-tax impact of security gains, net income would have been $70.9 million for the first nine months of 2011 compared to $73.4 million for the first nine months of 2010.

Vision Bank Results and Projection

The table below provides operating results for Vision Bank for the nine months ended September 30, 2011 and for the three previous years.

Vision Bank – Summary Statement of Operations
	Nine Months Ended September 30,	Year Ended December 31,
(in thousands)	2011	2010	2009	2008
Net interest income	$20,248	$27,867	$25,634	$27,065
Provision for loan losses	35,400	39,229	44,430	46,963
Total other income (loss)	(4,337)	(3,407)	(2,047)	3,014
Goodwill impairment	-	-	-	54,986
Gain on sale of securities	1,828	-	-	-
Total other expense	22,866	31,623	28,091	27,149
Loss before taxes	$(40,527)	$(46,392)	$(48,934)	$(99,019)
Income tax credits	(14,271)	(17,095)	(18,824)	(17,832)
Net loss	$(26,256)	$(29,297)	$(30,110)	$(81,187)

Vision Bank’s results in each of the periods shown above were significantly impacted by the percentage of the loan portfolio tied to commercial land and development (CL&D) loans.  In June 2007, the CL&D portfolio peaked at $308.5 million in total loans outstanding, which represented 50.1% of Vision Bank’s loan portfolio.  By the end of 2007, the CL&D loan portfolio declined to $295.7 million in total loans outstanding.  Originations of CL&D loans declined significantly beginning early in 2008, as management determined that the CL&D loan portfolio would largely become a run-off portfolio.  This is evidenced by the decline in total CL&D loans in the table below.

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	September 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$102,271	$171,334	$218,263	$251,443
Performing CL&D loans	60,240	84,843	132,380	191,712
Impaired CL&D loans	$42,031	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$12,135	$23,585	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	51,615	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$63,750	$52,237	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	68.1%	45.4%	42.2%	28.0%

Vision Bank's operating results have also been heavily impacted by devaluations of OREO, which are recorded within other income.  During the first quarter of 2011, Park formed a limited liability company, SE Property Holdings, LLC (“SE Property Holdings”), as a direct subsidiary of Park. The purpose of SE Property Holdings is to purchase OREO from Vision Bank and continue to market such property for sale. As of September 30, 2011, approximately $35 million of OREO was held by SE Property Holdings, which had been purchased from Vision Bank (at the then current fair market value) over the course of the 2011 year.  The purchase of OREO by SE Property Holdings will significantly improve Vision Bank’s other income in future periods.  The table below provides OREO devaluation information through the first nine months of 2011 and for the years ended December 31, 2010, 2009 and 2008, and also provides other income levels (excluding security gains) absent OREO devaluations over the same period.

	Nine months ended	Year ended December 31,
(dollars in thousands)	Sept. 30, 2011	2010	2009	2008
OREO devaluations	$7,886	$8,743	$6,139	$2,663
Other income absent OREO devaluations	3,549	5,336	4,092	5,440
Other income absent OREO devaluations as a % of average assets (annualized for 2011)	0.62%	0.62%	0.45%	0.60%

Park management took significant steps during 2009 and 2010, as well as through the first nine months of 2011, to support Vision Bank and improve future operating results, including:
•
In the first half of 2008, Park and Vision Bank decided to largely discontinue the origination of CL&D loans within the Vision Bank footprint.  This has resulted in a decline in CL&D loans as a percentage of the total loan portfolio from 50.1% at June 30, 2007 to 18.6% at September 30, 2011.  Management expects this decline will continue, as this portfolio continues to pay down in future periods.

•
During 2009, Park determined it was necessary to lower the lending authority of Vision Bank personnel.  The origination or renewal of any loan exceeding the individual loan officer’s new lending authority required, and continues to require, Park approval.  Loans originated subsequent to January 1, 2009 have defaulted at a much lower rate than those originated prior to this date.

•
In April 2009, Park engaged a third-party contractor to assist in the resolution of nonperforming loans at Vision Bank. This third-party contractor has helped maximize the value of the nonperforming loans at Vision Bank. We expect to continue utilizing this third-party contractor through 2011 and thereafter, until such point in time that Vision Bank’s impaired loan portfolio shows sustained and substantive improvement.  Management expects to see an increase in recoveries of previously charged-off loans as our third party collection efforts continue.

•
During 2010, Park asked three additional Park-Ohio associates to move to Vision Bank to address the many challenges we face there. One additional Park-Ohio associate had moved to Vision Bank shortly after Park’s acquisition in 2007. All four were officers previously served in our Ohio affiliates and we were especially pleased with the individual response each made when presented with the opportunity to transfer to Vision Bank to assist. One of these individuals serves as the chief lending officer for Vision Bank and another serves as the senior lender of the Florida market. A significant focus of these four individuals in the 2010 year was the identification and administration of problem loans, which resulted in an increase in new nonaccruals in both the second and fourth quarters of 2010.

•
During the first quarter of 2011, Park formed SE Property Holdings to purchase OREO from Vision Bank.  As of September 30, 2011, approximately $35 million of OREO was held by SE Property Holdings, which had been purchased from Vision Bank (at the then current fair market value) over the course of the 2011 year. The remaining OREO held by Vision Bank as of September 30, 2011, of $769,000, was purchased by SE Property Holdings (at the then current fair market value) during the fourth quarter of 2011.

•
Updated appraisals have been obtained on almost all nonperforming loans and OREO properties in the first nine months of 2011.  Through the first nine months of 2011, sales of OREO held at Vision Bank and SE Property Holdings have resulted in proceeds of $9.7 million for assets with a book value prior to sale of $9.3 million, therefore resulting in a small gain of $0.4 million.  Management considers this to be an indication that real estate prices within Vision Bank’s footprint may be stabilizing.  As such, provision expense pertaining to the write-down or reserving for nonaccrual loans is expected to dramatically decrease as management does not believe that new appraisals in 2012 will indicate that collateral values have continued to significantly decline.

Through September 30, 2011, Vision Bank’s balance sheet has shown signs of improvement as a result of the steps noted above.  The table below highlights the level of nonperforming loans and nonperforming assets at Vision Bank as of September 30, 2011 and for the three previous years.

	September 30,	Year ended December 31,
	2011	2010	2009	2008
Nonperforming Assets - Vision Bank:
Nonaccrual loans	$106,000	$171,453	$148,347	$91,206
Accruing renegotiated loans	1,743	-	-	2,845
Loans past due 90 days or more	-	364	11,277	644
Total nonperforming loans	$107,743	$171,817	$159,624	$94,695
Other real estate owned	769	35,940	35,203	19,699
Total nonperforming assets	$108,512	$207,757	$194,827	$114,394
% of nonperforming loans to period end loans	19.61%	26.82%	23.58%	13.71%
% of nonperforming assets to period end loans	19.75%	32.43%	28.78%	16.57%
% of nonperforming assets to period end assets	15.09%	25.71%	21.70%	12.47%

Additionally, the table below provides information regarding new nonaccrual loans for Vision Bank through September 30, 2011, compared to the level of new nonaccrual loans over the three previous years.

	Nine months ended	Year ended December 31,
(in thousands)	September 30, 2011	2010	2009	2008
Nonaccrual loans, beginning of period	$171,453	$148,347	$91,206	$63,015
New nonaccrual loans - Vision Bank	14,517	90,094	126,540	83,588
Resolved nonaccrual loans (1)	79,970	66,988	69,399	55,397
Nonaccrual loans, end of period	$106,000	$171,453	$148,347	$91,206

(1)	Consists of paydowns, charge-offs, transfers to accrual status and transfers to OREO.

Management is encouraged by the improvement in the nonperforming asset levels at Vision Bank in 2011, which occurred largely as a result of the steps taken by management to improve Vision’s operating results.  The substantial decline in new nonaccrual loans through the first nine months of 2011 is a substantial decline from the level of new nonaccrual loans in 2008, 2009 and 2010.  Management is committed to continued improvement in nonperforming assets in the fourth quarter of 2011 and expects to see this trend continue in 2012.

The table below provides management’s projected results for Vision Bank for the fourth quarter of 2011 and the years ending December 31, 2011 and 2012.

Vision Bank - Projected Operating Results
	Q4 2011	2011	2012
Net interest income	$6,193	$26,441	$23,866
Provision for loan losses	6,000	41,400	13,000
Total other income (loss)	737	(3,600)	4,662
Gain on sale of securities	-	1,828	-
Total other expense	7,558	30,424	26,416
Loss before taxes	$(6,628)	$(47,155)	$(10,888)
Income tax credits	(2,320)	(16,591)	(3,811)
Net loss	$(4,308)	$(30,564)	$(7,077)

Market conditions in Vision Bank’s footprint continue to improve following the recession that began in December 2007 and the April 2010 Deepwater Horizon oil spill in the Gulf of Mexico.  For example, Gulf Shores and Orange Beach tourism reported lodging revenue through the first six months of 2011 was 12.2% higher than it had been during the same period in 2007. Continued improvements in overall market conditions along with the steps previously taken by management, are expected to improve Vision Bank's operating results in future periods.

The improvements projected for Vision Bank in 2012 include a significant decline in the provision for loan losses, which remains high at 2.56% of anticipated average loan levels compared to a normalized level below 1.0%, and a normalized level of other income, at approximately 68 bps of average assets.  For Vision Bank to return to profitability, management expects that the provision for loan losses will need to decline to a level below 1.0% of average loans outstanding and total other expense will need to decline to approximately 3.25% of average assets.  Total other expense is currently projected to be approximately 3.9% of anticipated average assets in 2012, which includes an estimated $3.5 million of legal expense as Vision Bank continues to pursue guarantors who have the capacity to support problem loans.  Management believes a normalized level of legal expense for Vision Bank is approximately $500,000, which would bring total other expense much closer to 3.25% of average assets.

Net Interest Income Comparison for the Third Quarter of 2011 and 2010

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense.  Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.  Net interest income decreased by $1.8 million or 2.6% to $67.6 million for the third quarter of 2011 compared to $69.4 million for the third quarter of 2010.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the third quarter of 2011 with the same quarter in 2010.

Three months ended September 30,
	2011		2010
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,692,013	5.59%	$4,651,739	5.76%
Taxable investments	1,812,012	3.57%	1,748,629	4.39%
Tax exempt investments	6,293	6.79%	16,650	7.11%
Money market instruments	100,635	0.24%	67,923	0.20%
Interest earning assets	$6,610,953	4.95%	$6,484,941	5.34%

Interest bearing deposits	$4,191,312	0.63%	$4,283,049	0.91%
Short-term borrowings	253,700	0.28%	287,172	0.37%
Long-term debt	898,789	3.37%	727,262	3.91%
Interest bearing liabilities	$5,343,801	1.07%	$5,297,483	1.29%
Excess interest earning assets	$1,267,152		$1,187,458
Net interest spread		3.88%		4.05%
Net interest margin		4.09%		4.28%
(1) For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets for the third quarter of 2011 increased by $126 million or 1.9% to $6,611 million compared to $6,485 million for the third quarter of 2010.  The average yield on interest earning assets decreased by 39 basis points to 4.95% for the third quarter of 2011 compared to 5.34% for the third quarter of 2010.

Average interest bearing liabilities for the third quarter of 2011 increased by $47 million or 0.9% to $5,344 million compared to $5,297 million for the third quarter of 2010.  The average cost of interest bearing liabilities decreased by 22 basis points to 1.07% for the third quarter of 2011 compared to 1.29% for the third quarter of 2010.

Interest Rates

Short-term interest rates continue to be extremely low.  The average federal funds rate was .10% for the first three quarters of 2011, compared to .17% for the first nine months of 2010.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to .25% in response to a severe recession in the U.S. economy.  Economic conditions began to improve in the second half of 2009 and continued to improve modestly throughout 2010.  The modest economic recovery has continued during the first nine months of 2011, but the U.S. unemployment rate continues to be relatively high at 9.1% as of September 30, 2011.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to .25% during the last quarter of 2011.  The annual average federal funds rate was .16% for 2009 and .18% for 2010.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances increased by $40 million or 0.9% to $4,692 million for the three months ended September 30, 2011, compared to $4,652 million for the third quarter of 2010.  The average yield on the loan portfolio decreased by 17 basis points to 5.59% for the third quarter of 2011 compared to 5.76% for the third quarter of 2010.

Total loan balances outstanding at September 30, 2011 were $4,681 million compared to $4,733 million at December 31, 2010, a decrease of $52 million or 1.1%.  This decrease in loan balances in 2011 was due to a decrease in loan balances at Vision Bank.  Total loan balances at Vision Bank decreased by approximately $92 million to $549 million at September 30, 2011.  Approximately $65 million of this decrease in loan balances at Vision Bank was due to a reduction in nonaccrual loans, as these loans were charged off or collected.  Management expects modest loan growth during the fourth quarter of 2011.

The average balance of taxable investment securities increased by $63 million or 3.6% to $1,812 million for the third quarter of 2011 compared to $1,749 million for the third quarter of 2010.  The average yield on taxable investment securities was 3.57% for the third quarter of 2011 compared to 4.39% for the third quarter of 2010.

The average balance of tax exempt investment securities decreased by $10.4 million or 62.3% to $6.3 million for the third quarter of 2011 compared to $16.7 million for the third quarter of 2010.  The tax equivalent yield on tax exempt investment securities was 6.79% for the third quarter of 2011 and 7.11% for the third quarter of 2010.  Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in the last quarter of 2011.

The average balance of money market instruments increased by $32.7 million or 48.2% to $100.6 million for the third quarter of 2011 compared to $67.9 million for the third quarter of 2010.  The average yield on money market instruments was 0.24% for the third quarter of 2011 compared to 0.20% for the third quarter of 2010.

The amortized cost of total investment securities was $1,684 million at September 30, 2011, compared to $2,017 million at December 31, 2010.  At September 30, 2011, the tax equivalent yield on Park’s investment portfolio was 3.68% and the remaining average life was 1.7 years.

Average interest bearing deposit accounts decreased by $92 million or 2.1% to $4,191 million for the third quarter of 2011 compared to $4,283 million for the third quarter of 2010.  The average interest rate paid on interest bearing deposits decreased by 28 basis points to 0.63% for the third quarter of 2011 compared to 0.91% for the third quarter last year.

Average total borrowings were $1,152 million for the three months ended September 30, 2011, compared to $1,014 million for the third quarter of 2010, an increase of $138 million or 13.6%.  The average interest rate paid on total borrowings was 2.69% for the third quarter of 2011 compared to 2.91% for the third quarter of 2010.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 17 basis points to 3.88% for the third quarter of 2011 compared to 4.05% for the third quarter last year.  The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 4.09% for the third quarter of 2011 compared to 4.28% for the third quarter of 2010.

Net Interest Income Comparison for the First Nine Months of 2011 and 2010

Net interest income increased by $1.5 million or 0.7% to $207.0 million for the first nine months of 2011 compared to $205.5 million for the same period in 2010.  The following table compares the average balance and the annualized tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first nine months of 2011 with the first nine months of 2010.

Nine Months Ended September 30,
	2011		2010
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,726,074	5.61%	$4,624,692	5.82%
Taxable investments	1,907,719	3.81%	1,755,472	4.58%
Tax exempt investments	8,882	7.24%	17,489	7.28%
Money market instruments	49,877	0.20%	95,917	0.22%
Interest earning assets	$6,692,552	5.06%	$6,493,570	5.41%

Interest bearing deposits	$4,245,949	0.68%	$4,312,565	1.03%
Short-term borrowings	311,281	0.28%	292,305	0.42%
Long-term debt	876,228	3.44%	728,724	3.92%
Interest bearing liabilities	$5,433,458	1.10%	$5,333,594	1.39%
Excess interest earning assets	$1,259,094		$1,159,976
Net interest spread		3.96%		4.02%
Net interest margin		4.16%		4.26%
(1)	For purposes of the computation, nonaccrual loans are included in the average balance.

Average interest earning assets increased by $199 million or 3.1% to $6,693 million for the first nine months of 2011 compared to $6,494 million for the same period in 2010.  The average yield on interest earning assets was 5.06% for the nine months ended September 30, 2011 compared to 5.41% for the same period in 2010.

Average loans increased by $101 million or 2.2% to $4,726 million for the first nine months of 2011 compared to $4,625 million for the same period in 2010.  The average yield on loans was 5.61% for the first nine months of 2011 compared to 5.82% for the same period in 2010.

Average investment securities, including money market instruments, were $1,966 million for the first nine months of 2011 compared to $1,869 million for the same period in 2010.  The average yield on taxable investment securities was 3.81% for the first nine months of 2011 and 4.58% for the same period in 2010 and the average tax equivalent yield on tax exempt securities was 7.24% in 2011 and 7.28% in 2010.

Average interest bearing liabilities increased by $99 million or 1.9% to $5,433 million for the first nine months of 2011 compared to $5,334 million for the same period in 2010.  The average cost of interest bearing liabilities was 1.10% for the first nine months of 2011 compared to 1.39% for the same period in 2010.

Average interest bearing deposits decreased by $67 million or 1.6% to $4,246 million for the first nine months of 2011 compared to $4,313 million for the same period in 2010.  The average interest rate paid on interest bearing deposit accounts was .68% for the first nine months of 2011 compared to 1.03% for the same period in 2010.

Average total borrowings were $1,188 million for the first nine months of 2011 compared to $1,021 million for the same period in 2010.  The average interest rate paid on total borrowings was 2.61% for the first nine months of 2011 compared to 2.91% for the same period in 2010.

The net interest spread was 3.96% for the first nine months of 2011 compared to 4.02% for the same period in 2010.  The net interest margin decreased by 10 basis points to 4.16% for the nine months ended September 30, 2011 compared to 4.26% for the first nine months of 2010.

Guidance on Net Interest Income for 2011

Management provided guidance in Park’s 2010 Annual Report (page 38) that net interest income for 2011 would be approximately $268 million to $278 million, the tax equivalent net interest margin would be approximately 4.10% to 4.20% and the average interest earning assets for 2011 would be approximately $6,550 million.

The actual results for the first nine months of 2011 were slightly above management’s guidance.  Net interest income for the first nine months of 2011 was $207.0 million, which annualized would be approximately $276.8 million for 2011.  The tax equivalent net interest margin was 4.16% and average interest earning assets were $6,693 million for the first nine months of 2011.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
September 2010	$6,484,941	$69,445	4.28%
December 2010	$6,447,046	$68,498	4.25%
March 2011	$6,722,136	$69,313	4.21%
June 2011	$6,745,790	$70,022	4.19%
September 2011	$6,610,953	$67,620	4.09%

Management’s current forecast projects that net interest income for the fourth quarter will be approximately $65 million and approximately $272 million for all of 2011.  Management also expects that average interest earning assets will be approximately $6,400 million for the last quarter of 2011 and that tax equivalent net interest margin will be about 4.05%.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the first three quarters of 2011 and for the years of 2010 and 2009.

($ in thousands)	Loans	Investments	Money Market Instruments	Total
2009 - year	$4,594,436	$1,877,303	$52,658	$6,524,397
Percentage	70.42%	28.77%	.81%	100.00%
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage	71.62%	26.94%	1.44%	100.00%
March 2011 - quarter	$4,743,075	$1,952,113	$26,948	$6,722,136
Percentage	70.56%	29.04%	.40%	100.00%
June 2011 - quarter	$4,743,696	$1,980,855	$21,239	$6,745,790
Percentage	70.32%	29.36%	.32%	100.00%
Sept. 2011 - quarter	$4,692,013	$1,818,305	$100,635	$6,610,953
Percentage	70.97%	27.51%	1.52%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet.  Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders.  The average balance of loans for the first nine months of 2011 was $4,726 million, compared to $4,642 million for all of 2010.

Management actively manages the investment portfolio.  The average balance of investment securities may increase as a result of attractive investment opportunities.  Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the first three quarters of 2011 and for the years of 2010 and 2009.

	Loans	Investments	Money Market Instruments	Total
2009	6.03%	4.94%	.22%	5.67%
2010	5.80%	4.47%	.22%	5.36%
March 2011	5.63%	4.00%	.10%	5.14%
June 2011	5.61%	3.87%	.15%	5.08%
September 2011	5.59%	3.58%	.24%	4.95%

The loan portfolio for Park provides a higher yield than the yield on investment securities.  As stated previously, a primary financial objective is to grow quality loans. Our commercial and retail lenders are actively calling on current and prospective customers in an effort to generate additional loan volume.

Park’s net interest income and net interest margin would increase, if Park were able to increase its loan portfolio with quality loans.  Park has strong liquidity and would be able to easily fund an increase in its loan portfolio.

Provision for Loan Losses

The provision for loan losses was $18.5 million for the three months ended September 30, 2011, compared to $14.7 million for the same period in 2010. Net loan charge-offs were $28.5 million for the third quarter of 2011, compared to $17.9 million for the third quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 2.41% for the three months ended September 30, 2011, compared to 1.53% for the same period in 2010.

For the first nine months of 2011, the provision for loan losses increased by $11.4 million to $55.9 million, compared to $44.5 million for the same period in 2010.  Net loan charge-offs were $77.1 million for the nine months ended September 30, 2011, or 2.18% of average loans on an annualized basis, compared to $43.8 million, or 1.27% of average loans on an annualized basis, for the first nine months of 2010.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2011, December 31, 2010 and September 30, 2010.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Total ALLL	$100,248	$121,397	$117,405
Less Ohio specific reserves
Ohio impaired loans	7,496	5,475	4,582
Vision Bank participations	7,396	7,501	4,843
Less specific reserves at Vision Bank	18,383	30,483	25,868
General reserves	$66,973	$77,938	$82,112

Total loans	$4,680,575	$4,732,685	$4,656,902
Less impaired commercial loans	192,363	250,933	206,155
Non-impaired loans	$4,488,212	$4,481,752	$4,450,747

Total ALLL to total loan ratio	2.14%	2.57%	2.52%
General reserves as a % of non-impaired loans	1.49%	1.74%	1.84%

As we previously disclosed in a Form 8-K dated July 25, 2011 announcing earnings for the quarter and six months ended June 30, 2011, as a result of the passage of time and more clarity on the characteristics of many of the impaired commercial loans at Vision Bank, during the second quarter of 2011, management determined that it was appropriate to charge-off many of the specific reserves previously established on impaired commercial loans. Of the $47.3 million of specific reserves at March 31, 2011, management determined it was appropriate to charge-off $29.3 million in the second quarter of 2011. As of September 30, 2011, the specific reserve balance of $33.3 million is consistent with the balance as of June 30, 2011.  However, the general reserves have declined by approximately $10 million from levels at June 30, 2011 and periods previous. This is reflective of sustained declines in both new nonaccrual loans (see table below) and CL&D loans at Vision Bank.

During the first nine months of 2011, new nonaccrual loans for Park were approximately $65.0 million, compared to $95.2 million for the same period in 2010. For all of 2010, new nonaccrual loans were approximately $175.2 million.  Management expects new nonaccrual loans will continue to be well below levels experienced in 2009 and 2010.  The following table shows new nonaccrual loans for the first three quarters of 2011 and the two previous years.

New nonaccrual loan information (in thousands):	Sept. 30, 2011	June 30, 2011	March 31, 2011	2010	2009
Nonaccrual loans, beginning of period	$238,690	$278,819	$289,268	$233,544	$159,512
New nonaccrual loans - Ohio-based operations	19,354	22,439	8,674	85,081	57,641
New nonaccrual loans - Vision Bank	5,543	2,980	5,994	90,094	126,540
Resolved nonaccrual loans	49,221	65,548	25,117	119,451	110,149

Nonaccrual loans, end of period	$214,366	$238,690	$278,819	$289,268	$233,544

The loan loss provision for Vision Bank was $9.0 million for the three months ended September 30, 2011, compared to $7.5 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $11.8 million, or an annualized 8.40% of average loans for the third quarter of 2011, compared to net loan charge-offs of $11.6 million, or 6.89% of average loans for the same period in 2010.

Park’s Ohio-based operations had a provision for loan losses of $9.5 million for the third quarter of 2011, compared to $7.1 million for the third quarter of 2010.  Net loan charge-offs for Park’s Ohio-based operations were $16.6 million, or an annualized 1.59% of average loans for the third quarter of 2011, compared to $6.3 million, or an annualized 0.63% of average loans for the third quarter of 2010.

The following table compares Park's nonperforming assets at September 30, 2011, December 31, 2010 and September 30, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$214,366	$289,268	$237,194
Renegotiated loans on accrual status	15,448	-	-
Loans past due 90 days or more	2,162	3,590	10,700
Total nonperforming loans	$231,976	$292,858	$247,894

Other Real Estate Owned – Park National Bank	11,815	8,385	9,658
Other Real Estate Owned – SE Property Holdings	34,327	-	-
Other Real Estate Owned – Vision Bank	769	35,940	43,179
Total nonperforming assets	$278,887	$337,183	$300,731

Percentage of nonperforming loans to total loans	4.96%	6.19%	5.32%
Percentage of nonperforming assets to total loans	5.96%	7.12%	6.46%
Percentage of nonperforming assets to total assets	3.93%	4.62%	4.24%

Prior to Park’s adoption of ASU 2011-02, park classified all troubled debt restructurings (TDRs) as nonaccrual loans.  With the adoption of ASU 2011-02, management determined it was appropriate to return certain TDRs to accrual status.  Specifically, if the restructured note has been current for a period of at least six months, and management expects the borrower will remain current throughout the renegotiated contract, the loan may be returned to accrual status.  At September 30, 2011, management deemed it appropriate to return $15.4 million TDRs to accrual status, while the remaining $82.1 million of TDRs are on nonaccrual status.

During the first quarter of 2011, Park formed a limited liability company under the laws of the state of Ohio, called SE Property Holdings, as a direct subsidiary of Park. The purpose of SE Property Holdings is to purchase OREO from Vision Bank and continue to market such property for sale. As of September 30, 2011, approximately $34.3 million of OREO was held by SE Property Holdings, purchased from Vision Bank (at the then current fair market value) during 2011. The remaining $769,000 of OREO held by Vision Bank as of September 30, 2011 will be purchased by SE Property Holdings (at the then current fair market value) during the fourth quarter of 2011. Management plans to continue marketing the properties held by SE Property Holdings and sell such properties in an efficient manner.

Vision Bank’s nonperforming assets at September 30, 2011, December 31, 2010 and September 30, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$106,000	$171,453	$132,806
Renegotiated loans on accrual status	1,743	-	-
Loans past due 90 days or more	-	364	5,962
Total nonperforming loans	$107,743	$171,817	$138,768

Other Real Estate Owned	769	35,940	43,179
Total nonperforming assets	$108,512	$207,757	$181,947

Percentage of nonperforming loans to total loans	19.61%	26.82%	21.27%
Percentage of nonperforming assets to total loans	19.75%	32.43%	27.89%
Percentage of nonperforming assets to total assets	15.09%	25.71%	21.71%

Nonperforming assets for Park, excluding Vision Bank, at September 30, 2011, December 31, 2010 and September 30, 2010, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$108,366	$117,815	$104,388
Renegotiated loans	13,705	-	-
Loans past due 90 days or more	2,162	3,226	4,738
Total nonperforming loans	$124,233	$121,041	$109,126

Other Real Estate Owned – Park National Bank	11,815	8,385	9,658
Other Real Estate Owned – SE Property Holdings	34,327	-	-
Total nonperforming assets	$170,375	$129,426	$118,784

Percentage of nonperforming loans to total loans	3.01%	2.96%	2.73%
Percentage of nonperforming assets to total loans	4.12%	3.16%	2.97%
Percentage of nonperforming assets to total assets	2.67%	1.99%	1.90%

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At September 30, 2011, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status.

As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past four years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at September 30, 2011. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at September 30, 2011 was $51.6 million. Additionally, at September 30, 2011, management established a specific reserve of $12.1 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at September 30, 2011, totaled $63.8 million. The following table summarizes the CL&D loan portfolio at Vision Bank:

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	September 30, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$102,271	$171,334	$218,263	$251,443
Performing CL&D loans	60,240	84,843	132,380	191,712
Impaired CL&D loans	$42,031	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$12,135	$23,585	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	51,615	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$63,750	$52,237	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	68.1%	45.4%	42.2%	28.0%

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

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management believes it is appropriate to segregate the Vision Bank CL&D loans from other commercial loans that are still accruing. The Vision CL&D loans that were still accruing at September 30, 2011 totaled $60.2 million compared to $84.5 million at December 31, 2010. Park’s loss experience, defined as charge-offs plus changes in specific reserves, on CL&D loans for the 48 months ended December 31, 2010 was an annual rate of 10.03%. Management has allocated an allowance for loan losses to the $60.2 million of accruing CL&D loans based on one year of historical losses to cover probable incurred losses, for a total reserve of $6.0 million or 10.03%. Further, this allocation of 10.03% to the $60.2 million of CL&D loans was made regardless of the current loan grade, as this portion of the loan portfolio has experienced significant declines in collateral values, and thus if management determines that borrowers are unable to pay in accordance with the contractual terms of the loan agreement, significant specific reserves have typically been necessary.

The remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) has experienced significantly different loss rates and management believes that using the last 36-month loss experience through the year ended December 31, 2010, defined as charge-offs plus changes in specific reserves, is appropriate. This 36-month loss experience was 1.08% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.4 years worth of probable incurred losses within the other accruing commercial loan portfolio, thus the total reserve for loan losses is $36.4 million or 1.47% of the outstanding principal balance of other accruing commercial loans at September 30, 2011. The overall reserve of 1.47% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.04%; special mention commercial loans are reserved at 3.97%; and substandard commercial loans are reserved at 13.80%.

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

On page 40 of the Annual Report, management projected that the provision for loan losses would be within the range from $47 million to $57 million for 2011.  On page 48 of the Second Quarter 10-Q, management increased the estimated range and projected that the provision for loan losses for the year ending December 31, 2011 would be approximately $56 million to $66 million.  The increase in the projection for 2011 was due to management’s typical quarterly procedures and was primarily a result of higher provisions at Vision Bank.  The latest projection for 2011 results in another increase to the range for the loan loss provision to $65 million to $70 million.  The latest increase in the projection for 2011 was primarily based on increases related to specific reserves in Vision Bank’s impaired commercial loans due to new appraisals received in 2011 that showed declines in the estimated value of collateral.  For the twelve months ending December 31, 2012, management currently projects the loan loss provision to be within the range of $30 million to $35 million. The significant projected reduction in the loan loss provision for 2012, of approximately $35 million is forecast to be primarily at Vision Bank.  The following table provides detail on the expected provision expense for 2011 and 2012.

		Forecast
(in thousands)	Actual September 2011	Fourth Quarter 2011	Total 2011	Total 2012
Vision Bank	$35,400	$6,000	$41,400	$13,000

Park Ohio	20,525	6,000	26,525	20,000

Total	$55,925	$12,000	$67,925	$33,000

Management believes that the provision expense will significantly decline at Vision Bank during 2012 for the following reasons:

•	The level of new nonaccrual loans is expected to continue to be very low in 2012.

•
Provision expense pertaining to the write-down or reserving for nonaccrual loans is expected to dramatically decrease as all the real estate collateral has been re-appraised in 2011.  Management does not believe that the new appraisals in 2012 will indicate that collateral values have continued to significantly decline.

•	Management expects to see an increase in recoveries of previously charged-off loans as our third party collection efforts continue.

Total Other Income

Total other income exclusive of securities gains decreased by $0.6 million or 3.4% to $16.9 million for the quarter ended September 30, 2011, compared to $17.5 million for the third quarter of 2010. For the nine months ended September 30, 2011, total other income decreased by $7.6 million or 14.9% to $43.3 million compared to $50.9 million for the same period in 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Income from fiduciary activities	$3,615	$3,314	$301	$11,266	$10,264	$1,002
Service charges on deposits	4,894	5,026	(132)	13,664	14,864	(1,200)
Other service income	3,087	3,909	(822)	8,122	10,367	(2,245)
Checkcard fee income	3,154	2,900	254	9,381	8,109	1,272
Bank owned life insurance income	1,229	1,313	(84)	3,686	3,783	(97)
ATM fees	726	699	27	2,062	2,296	(234)
OREO devaluations	(1,688)	(1,555)	(133)	(11,339)	(4,619)	(6,720)
Other	1,910	1,924	(14)	6,492	5,823	669
Total other income	$16,927	$17,530	$(603)	$43,334	$50,887	$(7,553)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $301,000, or 9.1%, to $3.6 million for the three months ended September 30, 2011, compared to $3.3 million for the same period in 2010. For the nine months ended September 30, 2011, income from fiduciary activities increased by $1 million or 9.7% to $11.3 million compared to $10.3 million in 2010.  Fiduciary fees are generally charged based on the market value of customer accounts.  The average market value for assets under management for the nine months ended September 30, 2011 was $3.394 million, an increase of approximately 10.6% compared to the average for the nine months ended September 30, 2010 of $3.069 million.

Service charges on deposits decreased by $132,000, or 2.6%, to $4.9 million for the three-month period ended September 30, 2011, compared to $5.0 million for the same period in 2010. Through the first nine months of 2011, service charges declined $1.2 million, or 8.1%, to $13.7 million, compared to $14.9 million in 2010. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) and overdraft charges during the first nine months of 2011 compared to the same period in 2010.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $822,000, or 21.0%, to $3.1 million for the three months ended September 30, 2011, compared to $3.9 million for the same period in 2010. For the nine months ended September 30, 2011, other service income decreased $2.2 million, or 21.7%, to $8.1 million, compared to $10.4 million in 2010. This decline was due to a decline in mortgage originations during 2011 and Park’s decision to maintain a majority of the 15-year, fixed-rate mortgages on its balance sheet.

Checkcard fee income, which is generated from debit card transactions, increased $254,000, or 8.8%, to $3.2 million for the three months ended September 30, 2011, compared to $2.9 million for the same period in 2010. For the nine months ended September 30, 2011, checkcard fee income increased $1.3 million, or 15.7%, to $9.4 million compared to $8.1 million in 2010.  This increase is attributable to continued increases in the volume of debit card transactions.  For the first nine months of 2011, the number of Visa debit card transactions have increased by 12.2% compared to the same period in 2010.

OREO devaluations increased by $133,000 to $1.7 million for the three months ended September 30, 2011, compared to $1.6 million for the same period in 2010.  For the nine months ended September 30, 2011, OREO devaluations increased $6.7 million to $11.3 million compared to $4.6 million in 2010. The increase was largely due to devaluations of OREO at Vision Bank of approximately $7.9 million through the first nine months of 2011, compared to $4.1 million in devaluations for the same period in 2010.  By June 30, 2011, almost all of Vision’s OREO had been transferred to SE Property Holdings.  Vision held approximately $5 million of OREO at June 30, 2011 and had recognized devaluations of $7.6 million for the first six months of 2011.  During the third quarter, Vision had devaluations of approximately $300,000.  Management does not believe the devaluations for the first nine months of 2011 to be representative of the last quarter of 2011, based on management’s decision to accelerate the appraisal dates for much of the OREO property at Vision Bank, in order to expedite the transfer of OREO to SE Property Holdings.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(In thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Income from fiduciary activities	$302	$(1)	$301	$997	$5	$1,002
Service charges on deposits	(118)	(14)	(132)	(953)	(247)	(1,200)
Non-yield loan fee income	(851)	29	(822)	(2,335)	90	(2,245)
Checkcard fee income	212	42	254	816	456	1,272
Bank owned life insurance income	(84)	-	(84)	(92)	(5)	(97)
ATM fees	31	(4)	27	48	(282)	(234)
OREO devaluations	(1,285)	1,152	(133)	(2,967)	(3,753)	(6,720)
Other	137	(151)	(14)	525	144	669
Total	$(1,656)	$1,053	$(603)	$(3,961)	$(3,592)	$(7,553)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other income would be approximately $63 million to $67 million for 2011. On page 52 of the first quarter Form 10-Q, management updated the guidance for total other income, projecting it would be between $60 million and $64 million. Further, in the July 25, 2011 Form 8-K, management projected total other income of $58 million to $62 million, which is consistent with management’s most recent projection for 2011. The decline in the latest projection as compared to the projection in the 2010 Annual Report is primarily a result of larger devaluations with respect to OREO.  For the year ended December 31, 2012, management projects that total other income will be within the range of $65 million to $69 million.

Gain on Sale of Securities

Gains from the sale of investment securities were $3.5 million for the third quarter of 2011 and $25.5 million for the first nine months of 2011.  By comparison, there were no gains or losses from the sale of investment securities in the third quarter of 2010 and gains were $11.8 million for the first three quarters of 2010.

All of the investment securities sold in 2011 have been U.S. Government sponsored entity mortgage-backed securities. The following table provides a summary of the gains realized from the sale of investment securities in 2011.

(in thousands)	Amortized Cost	Book Yield	Sales Proceeds	Yield to buyer	Gain
Third Quarter	$212,799	2.60%	$216,264	2.03%	$3,465
Second Quarter	191,037	5.25%	206,399	1.92%	15,362
First Quarter	105,444	5.02%	112,079	2.10%	6,635

Total	$509,280	4.10%	$534,742	2.00%	$25,462

Total Other Expense

The following table is a summary of the changes in the components of total other expense.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Salaries and employee benefits	$25,799	$24,500	$1,299	$76,116	$73,684	$2,432
Occupancy expense	2,665	2,840	(175)	8,429	8,750	(321)
Furniture and equipment expense	2,688	2,624	64	8,130	7,820	310
Data processing fees	1,184	1,403	(219)	3,572	4,390	(818)
Professional fees and services	5,005	4,477	528	15,199	14,632	567
Amortization of intangibles	669	822	(153)	2,007	2,600	(593)
Marketing	764	840	(76)	2,115	2,688	(573)
Insurance	681	2,316	(1,635)	5,295	6,847	(1,552)
Communication	1,475	1,696	(221)	4,516	5,112	(596)
State taxes	469	865	(396)	1,414	2,548	(1,134)
Other	4,200	3,313	887	12,159	11,516	643
Total other expense	$45,599	$45,696	$(97)	$138,952	$140,587	$(1,635)

Salaries and employee benefits increased by $1.3 million, or 5.3% to $25.8 million for the three months ended September 30, 2011 compared to $24.5 million for the same period in 2010. For the nine months ended September 30, 2011, salaries and employee benefits increased by $2.4 million, or 3.3% to $76.1 million compared to $73.7 million for the same period in 2010. The table below breaks out salaries and employee benefits for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Salaries	$20,503	$19,747	$756	$60,519	$59,407	$1,112
Employee benefits	5,296	4,753	543	15,597	14,277	1,320
Total salaries and employee benefits	$25,799	$24,500	$1,299	$76,116	$73,684	$2,432

For the three months ended September 30, 2011, employee benefits increased by 11.4% or $543,000 to $5.3 million. For the nine months ended September 30, 2011, employee benefits increased by 9.2% or $1.3 million to $15.6 million compared to $14.3 million for the same period in 2010.  The increases in 2011 compared to 2010 are primarily related to higher medical claims experienced during 2011.

Insurance expense declined by $1.6 million or 70.5% to $681,000 for the three months ended September 30, 2011 compared to $2.3 million for the same period in 2010. For the nine months ended September 30, 2011 insurance declined by $1.6 million or 22.7% to $5.3 million compared to $6.8 million for the same period in 2010.  During the third quarter of 2011, Park began recognizing insurance expense for the premiums to be paid to the FDIC based on the new assessment methodology. This new methodology is based on a calculation using total assets less tangible equity. The new methodology will result in a decline in insurance expense going forward for the rest of 2011 and 2012.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and Vision Bank.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in thousands)	Ohio-based operations	Vision Bank	Total	Ohio-based operations	Vision Bank	Total
Salaries and employee benefits	$1,624	$(325)	$1,299	$2,835	$(403)	$2,432
Occupancy expense	(186)	11	(175)	(339)	18	(321)
Furniture and equipment expense	90	(26)	64	428	(118)	310
Data processing fees	(100)	(119)	(219)	(420)	(398)	(818)
Professional fees and services	(123)	651	528	124	443	567
Amortization of intangibles	(153)	-	(153)	(593)	-	(593)
Marketing	(79)	3	(76)	(534)	(39)	(573)
Insurance	(1,394)	(241)	(1,635)	(1,122)	(430)	(1,552)
Communication	(198)	(23)	(221)	(587)	(9)	(596)
State taxes	(377)	(19)	(396)	(1,130)	(4)	(1,134)
Other	1,258	(371)	887	654	(11)	643
Total other expense	$362	$(459)	$(97)	$(684)	$(951)	$(1,635)

Management provided guidance in Park’s 2010 Annual Report (page 39) that total other expense would be approximately $183 to $187 million for 2011.  Management’s latest projection for total other expense is unchanged from the guidance in Park’s 2010 Annual Report.  For the twelve months ending December 31, 2012, management expects total other expense to be within the range of $184 million to $188 million.

Income Tax

For the three months ended September 30, 2011, federal income tax expense was $5.6 million and no state income tax benefit was recognized, compared to federal income tax expense of $7.0 million and no state income tax benefit for the third quarter of 2010.  For the nine months ended September 30, 2011, federal income tax was $20.9 million and no state income tax benefit was recognized, compared to federal income tax of $22.8 million and a state income tax benefit of $1.2 million for the first nine months of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $449,000 and a valuation allowance for the same amount were recorded during the third quarter of 2011. For the first nine months of 2011, a state income tax benefit of $2.0 million and a valuation allowance for the same amount were recorded at Vision Bank. Management has determined that the likelihood of realizing the full deferred tax asset on the state net operating loss carry-forward at Vision Bank fails to meet the “more likely than not” level. The net operating loss carry-forward periods for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 23.4% for the third quarter of 2011, compared to 26.5% for the same period in 2010.  For the first nine months of 2011, federal income tax expense as a percentage of income before taxes was 25.8%, compared to 27.5% for the same period in 2010. The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Management provided guidance in Park’s 2010 Annual Report (page 40) that the federal effective income tax rate for 2011 will be approximately 26% to 28%.  Management’s latest projection of the federal effective income tax is consistent with the guidance in the 2010 Annual Report.

Comparison of Financial Condition
At September 30, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets decreased by $198 million or 2.7% to $7,100 million at September 30, 2011, compared to $7,298 million at December 31, 2010.  This decrease in total assets was due to declines in investment securities and loan balances, offset by increases in cash and cash equivalents and other miscellaneous assets.

Total investment securities decreased by $331 million or 16.2% to $1,709 million at September 30, 2011, compared to $2,040 million at December 31, 2010.  Loan balances decreased by $52 million to $4,681 million at September 30, 2011 compared to $4,733 million at December 31, 2010.

Total liabilities decreased by $213 million or 3.3% during the first nine months of 2011 to $6,340 million at September 30, 2011 from $6,553 million at December 31, 2010.  The decrease in total liabilities was due to a decrease in total borrowings.

Total deposits decreased by $6 million or 0.1% during the first nine months of 2011 to $5,089 million at September 30, 2011 from $5,095 million at December 31, 2010.  The mix of deposit balances has changed significantly during the first nine months of 2011.  Refer to the following table for a breakdown of the change in total deposits:

(in thousands)	September 30, 2011	December 31, 2010	Change
Noninterest bearing deposits	$1,000,969	$937,719	$63,250
NOW and Money Market	1,432,827	1,283,158	149,669
Savings	949,547	900,639	48,908
Brokered Deposits	0	110,065	(110,065)
Certificates of Deposit	1,705,844	1,863,839	(157,995)
Total Deposits	$5,089,187	$5,095,420	$(6,233)

Short-term borrowings decreased by $421 million or 63.4% to $243 million at September 30, 2011 from $664 million at December 31, 2010.  Conversely, long-term borrowings increased by $187 million to $824 million at September 30, 2011 compared to $637 million at December 31, 2010.

Other liabilities increased by $28 million or 37.3% to $103 million at September 30, 2011 from $75 million at December 31, 2010.  This increase in other liabilities was primarily due to a payable at September 30, 2011 for the purchase of $21.2 million of investment securities that settled in the month of October.

Total stockholders’ equity increased by $13.8 million or 1.9% to $759.6 million at September 30, 2011, from $745.8 million at December 31, 2010.  Retained earnings increased by $12.3 million during the period as a result of net income of $60.0 million, offset by common stock dividends of $43.4 million and accretion and dividends on the preferred stock of $4.4 million.  Preferred stock increased by $642,000 during the first nine months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive loss improved by $992,000 during the first nine months of 2011 to a loss of $876,000 at September 30, 2011.  The unrealized holding gains in the investment portfolio increased by $644,000, net of taxes, as a result of the mark-to-market at September 30, 2011 and Park also recognized a $348,000 decline in the unrealized holding loss on the cash flow hedge.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.9% at September 30, 2011, compared to 64.8% at December 31, 2010 and 65.7% at September 30, 2010. Cash and cash equivalents were $272.1 million at September 30, 2011, compared to $133.8 million at December 31, 2010 and $133.6 million at September 30, 2010. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total stockholders’ equity at September 30, 2011 was $760 million, or 10.7% of total assets, compared to $746 million, or 10.2% of total assets, at December 31, 2010 and $757 million, or 10.7% of total assets, at September 30, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $662 million at September 30, 2011, or 9.3% of total assets, compared to $649 million, or 8.9% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.73% at September 30, 2011 and 9.77% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 14.04% at September 30, 2011 and 13.52% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.52% at September 30, 2011 and 15.98% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at September 30, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.67%	9.81%	11.76%
Vision Bank	16.30%	22.19%	23.48%
Park National Corporation	9.73%	14.04%	16.52%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 44 of Park’s 2010 Annual Report (Table 24) for disclosure concerning contractual obligations and commitments at December 31, 2010. There were no significant changes in contractual obligations and commitments during the first nine months of 2011.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	September 30, 2011	December 31, 2010
Loan commitments	$837,299	$716,598
Standby letters of credit	$20,238	$24,462

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

On page 43 (Table 23) of Park’s 2010 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $647.8 million or 9.53% of interest earning assets at December 31, 2010. At September 30, 2011, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,166 million or 17.9% of interest earning assets.

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

On page 44 of Park’s 2010 Annual Report, management reported that at December 31, 2010, the earnings simulation model projected that net income would increase by 2.4% using a rising interest rate scenario and decrease by 1.4% using a declining interest rate scenario over the next year. At September 30, 2011, the earnings simulation model projected that net income would increase by 0.3% using a rising interest rate scenario and would decrease by 3.25% in a declining interest rate scenario. At September 30, 2011, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

•
information required to be disclosed by Park in this Quarterly Report on Form 10-Q and the other reports that Park files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

•
Park’s disclosure controls and procedures were effective, with the exception of the material weakness previously identified in the Form 10-K/A filed on October 11, 2011, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.  Refer to the “Changes in Internal Control over Financial Reporting” section below for additional discussion of the material weakness.

Changes in Internal Control Over Financial Reporting

When Park’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, they identified a deficiency in internal controls.  Specifically, management utilized the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain other real estate owned (“OREO”) at Vision Bank (“Vision”), and management did not have sufficient documentation to support the estimates of this third-party contractor.  In addition, management had relied on internal estimates of collateral value when calculating specific reserves for impaired loans at Vision when, at times, such internal estimates were more than a year old.  Economic conditions had changed in certain instances and the internal estimates of value were not updated.  Initially, management believed that this deficiency constituted a significant deficiency.

Park reported in a Current Report on Form 8-K dated and filed June 30, 2011 (the “June 30, 2011 Form 8-K”) and again in a Current Report on Form 8-K dated and filed July 25, 2011 (the “July 25, 2011 Form 8-K”) that the Federal Deposit Insurance Corporation (“FDIC”) and the Florida Office of Financial Regulation (“OFR”) had communicated their preliminary examination results to Vision management. The most significant finding of the OFR and FDIC pertained to Vision’s accounting treatment related to guarantor support underlying certain impaired loans and the calculation of the allowance for loan losses to be made with respect to impaired loans. As a result of the preliminary examination findings, management initiated a thorough review of the guarantor support underlying impaired loans at Vision as of December 31, 2010. As a result of this review, management determined that no changes to Park’s consolidated financial statements as of and for the fiscal year ended December 31, 2010 were necessary. However, as a result of the review of the impaired loan measurements as of year end, management determined that the significant deficiency determined to exist at December 31, 2010 was more appropriately characterized as a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency in internal control over financial reporting such that there is a reasonable possibility that a material misstatement would not be prevented or detected in a timely manner.

On October 11, 2011, Park filed an amended Annual Report on Form 10-K/A to reflect the determination that the significant deficiency that was identified as of February 28, 2011, the date of the filing of the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, was more appropriately characterized as a material weakness.

Throughout the first nine months of 2011, management has made significant process improvements in an effort to address the above-mentioned material weaknesses.  These process improvements include:

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

As of the filing date for this Quarterly Report on Form 10-Q, management believes that the enhancements to our internal control processes represent significant progress in addressing the material weakness that existed as of December 31, 2010.  Management continues to evaluate enhancements which may be made to remediate the material weakness.  Management has also communicated these matters to the Company’s independent registered public accounting firm, Crowe Horwath LLP.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio or in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

As disclosed earlier within this Form 10-Q, we continue to experience difficult credit conditions in the Alabama and Florida markets in which Vision Bank operates. For the nine-month period ended September 30 2011, Vision Bank has experienced $47.7 million in net loan charge-offs, or an annualized 10.63% of average loans. For the first nine months of 2010, net loan charge-offs for Vision Bank were $27.2 million, or an annualized 5.4% of average loans. The loan loss provision for Vision Bank was $35.4 million for the nine months ended September 30, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $232.0 million or 4.96% of total loans at September 30, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $247.9 million or 5.32% of total loans at September 30, 2010. At September 30, 2011, Vision Bank had non-performing loans of $107.7 million or 19.61% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $138.8 million or 21.27% of total loans at September 30, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and is expected to generate net losses in the immediate future.  For the nine months ended September 30, 2011, Vision Bank had a net loss of $26.3 million and Park contributed capital of $26.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2011. The following table provides information concerning changes in the maximum number of common shares that may be purchased under Park’s previously announced repurchase programs as a result of the forfeiture of previously outstanding incentive stock options:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2011	-	-	-	1,011,239
August 1 through August 31, 2011	-	-	-	1,011,239
September 1 through September 30, 2011	-	-	-	1,011,239
Total	-	-	-	1,011,239

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2011, incentive stock options covering 74,570 common shares were outstanding and 1,425,430 common shares were available for future grants.

With 488,761 common shares held as treasury shares for purposes of the 2005 Plan at September 30, 2011, an additional 1,011,239 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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

101
The following information from Park’s September 30, 2011 Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

PARK NATIONAL CORPORATION

DATE: November 9, 2011	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: November 9, 2011	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer