Form 10-K/A
period 2010-12-31
PARK NATIONAL CORP /OH/
filed 2012-02-28
CIK 805676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Exhibit Index on Page E-1

EXPLANATORY NOTE

Park National Corporation (“Park”) is filing this Form 10-K/A (Amendment No. 2) (this”2010 form 10-K/A – Amendment 2”) with respect to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2011 (the “Original 2010 Form 10-K”) and amended by the form 10-K/A Amendment No. 1, filed on October 11, 2011 (the “2010 Form 10-K/A – Amendment 1”), in order to amend Part I – items 1, 1A and 2, Part II – items 6, 7, 7A, 8 and 9A and Part IV – Item 15. This 2010 Form 10-K/A – Amendment 2 is being filed to amend and restate our audited consolidated financial statements as of and for the fiscal year ended December 31, 2010 included in “Item 8 – Financial Statements and Supplementary Data” of Part II and related disclosures in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations About Market Risk” of Park II, to make the corrections identified below and to reflect an additional material weakness in internal control over financial reporting as of December 31, 2010.

This 2010 Form 10-K/A – Amendment 2 is being filed to reflect the restatement of Park’s audited consolidated financial statements as of and for the year ended December 31, 2010, which results in the following corrections:

Impact on Items Reported in Consolidated Statements of Income:

•	The provision for loan losses increased by $22.2 million to $87.1 million, compared to $64.9 million as originally reported.
•	Net interest income after provision for loan losses decreased by $22.2 million to $187.0 million, compared to $209.1 million as originally reported.
•	Other real estate owned (“OREO”) devaluations increased by $2.6 million to $13.2 million, compared to $10.6 million as originally reported.
•	Total other income decreased by $2.6 million to $74.9 million, compared to $77.5 million as originally reported.
•	Income before income taxes decreased by $24.8 million to $74.7 million, compared to $99.5 million as originally reported.
•	Income taxes decreased by $8.7 million to $16.6 million, compared to $25.3 million as originally reported.
•	Net income decreased by $16.1 million to $58.1 million, compared to $74.2 million as originally reported.
•	Income available to common shareholders declined by $16.1 million to $52.3 million, compared to $68.4 million as originally reported.
•	Basic and diluted earnings per share decreased by $1.06 to $3.45 per share, compared to $4.51 per common share as originally reported.

Impact on Items Reported in Consolidated Balance Sheets:

•	The allowance for loan losses increased by $22.2 million to $143.6 million, compared to $121.4 million as originally reported.
•	Loans, net of the allowance for loan losses decreased by $22.2 million to $4,589 million, compared to $4,611 million as originally reported.
•	OREO decreased by $2.6 million to $41.7 million, compared to $44.3 million as originally reported.

•	Other assets increased by $8.7 million to $148.9 million, compared to $140.2 million as originally reported. The only adjustment within other assets was to reflect the deferred tax asset impact of the restatement.
•	Total assets decreased by $16.1 million to $7,282 million, compared to $7,298 million as originally reported.
•	Retained earnings decreased by $16.1 million to $406.3 million, compared to $422.5 million as originally reported.
•	Total stockholders’ equity decreased by $16.1 million to $729.7 million, compared to $745.8 million as originally reported.
•	Total liabilities and stockholders’ equity decreased by $16.1 million to $7,282 million, compared to $7,298 million as originally reported.

For a more detailed description of the restatement of the consolidated financial statements, see Note 1A, “Restatement of Financial Statements” in our Notes to Consolidated Financial Statements.

Park has not modified or updated the information in the Original 2010 Form 10-K, except as necessary to reflect the effects of the restated consolidated financial statements which took into consideration subsequent additional information about conditions that existed at December 31, 2010. This 2010 Form 10-K/A - Amendment 2 continues to speak as of the dates described herein, and we have not updated the disclosures contained in the 2010 Form 10-K as previously amended by the 2010 Form 10-K/A Amendment 1, to reflect any events that occurred subsequent to such dates except as necessitated by the restatement and to discuss a subsequent event in Note 27 - Sale of Vision Bank. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the original 2010 Form 10-K on February 28, 2011 or of the 2010 Form 10-K/A – Amendment 1 on October 11, 2011, as appropriate. Accordingly, this 2010 Form 10-K/A - Amendment 2 should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this 2010 Form 10-K/A - Amendment 2.

Park has modified “Item 9A – Controls and Procedures” of Part II in order to reflect the reevaluation by Park’s management of the effectiveness of the design and operation of Park’s disclosure controls and procedures and the effectiveness of Park’s internal controls over financial reporting, in each case as of December 31, 2010, in connection with the restatement of the consolidated financial statements as described in this 2010 Form 10-K/A – Amendment 2.

Park has updated certain references included in “Item 1 – Business” of Part I to reflect the location of the restated financial information. Park has also modified references in “item 1 – Business” and Item 2 – Properties” of Part I from this “Annual Report on form 10-K” to the “Original 2010 Form 10-K” where appropriate.

Park has updated several of the risk factors included in “Item 1A – Risk Factors” of Part I to include the restated financial information where appropriate.

Park has updated the Computation of Ratio of Earnings to Fixed Charges and the Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends included as Exhibit 12 to this 2010 Form 10-K/A – Amendment 2, in order to reflect the corrected consolidated financial information.

Updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 to this 2010 Form 10-K/A – Amendment 2, updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibit 32 to this 2010 Form 10-K/A – Amendment 2 and an updated Consent of Crowe Horwath LLP has been included as Exhibit 23 to this 2010 Form 10-K/A – Amendment 2. In addition, “Item 15 – Exhibits and Financial Statement Schedules” of Part IV of this 2010 Form 10-K/A – Amendment 2 has been updated to reflect the updated exhibits.

For the convenience of the reader, this 2010 Form 10-K/A - Amendment 2 sets forth the disclosures to be included in the Form 10-K for the fiscal year ended December 31, 2010 in their entirety, although Park is only amending and restating Items 1, 1A and 2 of Part I, Items 6, 7, 7A, 8 and 9A of Part II and Item 15 of Part IV from the Original 2010 form 10-K, as previously amended by the 2010 Form 10-K/A – Amendment 1, as these are the only items affected by the corrected consolidated financial information.

Subsequent Event - Sale of Vision Bank

On November 16, 2011, Park and Vision Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Home BancShares, Inc. (“Home”) and its wholly-owned subsidiary Centennial Bank, an Arkansas state-chartered bank (“Centennial”), to sell substantially all of the operating assets and liabilities associated with Vision to Centennial for a purchase price of $27.9 million.

On February 16, 2012, Park and Vision Bank completed the transaction contemplated by the previously announced Purchase Agreement. In accordance with the Agreement, Vision sold approximately $354 million in performing loans, approximately $520 million of deposits, fixed assets of approximately $12.5 million and other miscellaneous assets and liabilities for a purchase price of $27.9 million.

Immediately following the closing of the transactions contemplated by the Agreement, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation (the “OFR”) and became a non-bank Florida corporation (the “Florida Corporation”). This Florida Corporation merged with and into a wholly-owned, non-bank subsidiary of Park, SE Property Holdings, LLC (“SE LLC”), with SE LLC being the surviving entity. Subsequent to the transactions contemplated by the Purchase Agreement, Vision will be left with approximately $22 million of performing loans and non-performing loans with a fair value of $88 million (both net of any necessary loan loss allowance that may have existed prior to the transactions). Park recognized a pre-tax gain, net of expenses directly related to the sale, of approximately $22 million.

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

Park maintains an Internet Web site at www.parknationalcorp.com (this uniform resource locator, or URL, is an inactive textual reference only and is not intended to incorporate Park’s Internet Web site into this 2010 Form 10-K/A - Amendment 2). Park makes available free of charge on or through its Internet Web site Park’s Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by its subsidiaries’ respective officers.

Subsidiary Banks

Through Park’s subsidiary banks:

·	The Park National Bank (“Park National Bank”), a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio and Boone County in Kentucky; and

·	Vision Bank (“Vision Bank”), a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida.

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

Park’s two subsidiary banks comprise Park’s reportable segments. Financial information about Park’s reportable segments is included in Note 23 of the Notes to Consolidated Financial Statements located in “Item 8 – Financial Statements and Supplementary Data” in Part II of this 2010 Form 10-K/A - Amendment 2. That financial information is incorporated herein by reference.

At December 31, 2010 and as of the date of the Original 2010 Form 10-K, Park’s subsidiary banks operated 142 financial service offices and a network of 169 automated teller machines.

Consumer Finance Subsidiary

Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of the Original 2010 Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Other” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements located in “Item 8 – Financial Statements and Supplementary Data” in Part II of this 2010 Form 10-K/A - Amendment 2. This financial information is immaterial for purposes of separate disclosure.

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

Ohio-Based Insurance Agency Subsidiary

Park National Bank has an insurance agency subsidiary, Park Insurance Group, Inc. (“Park Insurance Group”). Park Insurance Group was formed in 2002 and as of the date of the Original 2010 Form 10-K, offered life insurance and other insurance products through licensed representatives who work for divisions of Park National Bank. However, Park Insurance Group’s results have not been material to the consolidated entity.

Title Agency Subsidiary

As of the date of the Original 2010 Form 10-K, Park National Bank held 49% of the ownership interest of Park Title Agency, LLC (“Park Title Agency”). Park Title Agency is a traditional title agency serving the central Ohio area.

Vision Bank Networking

As of the date of the Original 2010 Form 10-K, Vision Bank conducted permissible insurance and securities networking activities under the d/b/a “Vision Bancshares Financial Group.”  In an agency capacity, Vision Bancshares Financial Group offered its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products. The securities activities of Vision Bancshares Financial Group consisted primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third-party networking agreement. Since the consummation of the Vision Merger, the results of Vision Bancshares Financial Group have not been material to the consolidated entity.

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

Services Provided by Park’s Subsidiaries

Each of Park’s subsidiary banks and their respective divisions provide the following principal services:

·	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

·	commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which, except for home-equity-based credit cards, are offered through a third party), home equity lines of credit and commercial leasing;

·	trust and wealth management services;

·	cash management services;

·	safe deposit operations;

·	electronic funds transfers;

·	online Internet banking with bill pay service and mobile banking; and

·	a variety of additional banking-related services tailored to the needs of individual customers.

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

Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 7 included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2 and is incorporated herein by reference.

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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Each subsidiary bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for each subsidiary bank’s portfolio generally have a variable interest rate. For more information, please see Table 7 included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2 and is incorporated herein by reference.

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

Park has a loan review program which annually evaluates substantially all (generally, about 90%) of the loans with an outstanding balance greater than $250,000. If deterioration has occurred, the lender subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off. A work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements, included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2.

Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 15 and 16 included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2.

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

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements, included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2, and is incorporated herein by reference. Each subsidiary bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offer home-equity-based credit card accounts through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 15 and 16 included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2, and is incorporated herein by reference.

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

Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 15 and 16 included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2, and is incorporated herein by reference.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 7 included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2,and is incorporated herein by reference.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary bank making the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary bank may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park’s subsidiary banks attempt to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. Vision Bank continues to experience high levels of loan losses on CL&D loans. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 15 and 16 included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2, and is incorporated herein by reference.

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

Vision Bancshares Financial Group

As of the date of the Original 2010 Form 10-K, Vision Bancshares Financial Group conducted permissible insurance and securities networking activities. In an agency capacity, Vision Bancshares Financial Group offered its customers fixed and variable annuities, life insurance, property and casualty insurance and investment products, through licensed representatives who work for Vision Bank. The securities activities of Vision Bancshares Financial Group consisted primarily of selling equity securities, municipal bonds, agency bonds, corporate bonds, mutual funds and variable rate annuities on a retail basis, through duly licensed and qualified employees and pursuant to a third party networking agreement. Vision Bancshares Financial Group’s results since the consummation of the Vision Merger were not been material to the consolidated entity.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

·	assess civil money penalties;

·	issue cease and desist or removal orders; and

·	require that a bank holding company divest subsidiaries (including its subsidiary banks).

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

The Bank Holding Company Act requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to:

·	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;

·	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

·	merge or consolidate with any other financial or bank holding company.

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

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

·	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;

·	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and

·	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

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

In order to be “well-capitalized,” a bank or bank holding company must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank or bank holding company must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that each of its subsidiary banks as well as Park meet the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements located in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2, which is incorporated herein by reference.

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

At December 31, 2010, approximately $52.8 million of the total stockholders’ equity of Park National Bank was available for payment to Park without the approval of the applicable regulatory authorities. See Note 17 of the Notes to Consolidated Financial Statements, located in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2, incorporated herein by reference.

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

Some of the provisions of the Dodd-Frank Act will affect only institutions with different charters than Park’s or institutions that engage in activities in which Park does not engage. The following changes that will be implemented pursuant to the Dodd-Frank Act may have an effect on Park’s business:

·	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

·	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and any new trust preferred securities will no longer constitute Tier I capital;

·	the federal law prohibiting the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

·	the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

·	the assessment base for determining deposit insurance premiums will be expanded and change the assessment base from deposits to average assets minus average tangible equity; and

·	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation and to consider the independence of compensation advisers.

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

The current terms of participation in the CPP include the following:

·	Park must file with the SEC a registration statement under the Securities Act, registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 227,376 Common Shares; and any Common Shares issuable from time to time upon exercise of the Warrant. On January 22, 2009, Park filed a Registration Statement on Form S-3 to register these securities, which Registration Statement became effective on filing.

·	As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Park will not be permitted to declare or pay dividends on any Common Shares (other than dividends payable solely in Common Shares), any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Park be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.

·	Unless the Series A Preferred Shares have been transferred to unaffiliated third parties or redeemed in whole, until December 23, 2011, the U.S. Treasury’s approval is required for any increase in common share dividends or any share repurchases other than repurchases of the Series A Preferred Shares, repurchases of junior preferred shares or Common Shares in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice and purchases under certain other limited circumstances specified in the Securities Purchase Agreement with the U.S. Treasury.

·	As a recipient of government funding under the CPP, Park, together with its subsidiaries, must comply with the executive compensation and corporate governance standards established by the U.S. Treasury under ARRA for so long as the U.S. Treasury holds any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). On June 15, 2009, the U.S. Treasury published executive compensation and corporate governance standards, which were amended effective December 7, 2009, applicable to TARP recipients, including Park, and their subsidiaries. ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for U.S. federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to our five most highly-compensated employees, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to our Senior Executive Officers or any of our next five most highly-compensated employees upon a departure from Park and its subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of our next 20 most highly-compensated employees if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and its subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of Park’s reported earnings to enhance the compensation of any of our employees; (vi) prohibiting Park and its subsidiaries from maintaining compensation plans and arrangements for our Senior Executive Officers that encourage our Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and its subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and its subsidiaries from providing (formally or informally) “gross-ups” to any of our Senior Executive Officers or our 20 next most highly-compensated employees; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of our five most highly-compensated employees any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of our Senior Executive Officers and 20 next most highly-compensated employees, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to our Senior Executive Officers or our 20 next most highly-compensated employees to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. The ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and is posted on Park’s Internet Web site. Park must also permit in its proxy statements for annual meetings of shareholders a non-binding “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC.

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

Statistical Disclosure

The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this Form 10-K/A - Amendment 2 and in Notes 1, 4, 5, 8 and 9 of the Notes to Consolidated Financial Statements, included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2. This statistical disclosure is incorporated herein by reference.

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

ITEM 1A.          RISK FACTORS.

Cautionary Statement Regarding Forward-Looking Information

Certain statements contained in this 2010 Form 10-K/A - Amendment 2 which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, the statements specifically identified as forward-looking statements within this document. In addition, certain statements in future filings by Park with the SEC, in press releases, and in oral and written statements made by or with the approval of Park which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include:  (i) projections of income or expense, earnings per share, the payment or non-payment of dividends, capital structure and other financial items; (ii) statements of plans and objectives of Park or our management or Board of Directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying those statements.

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

Forward-looking statements speak only as of the date on which they were originally made, and, except as may be required by law, Park undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated events. All subsequent written and oral forward-looking statements attributable to Park or any person acting on Park’s behalf are qualified in their entirety by the following cautionary statements.

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

We continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. Vision Bank experienced $36.6 million in net loan charge-offs in 2010, or an annualized 5.48% of average loans. Vision Bank’s net loan charge-offs in 2009 were $28.9 million, or an annualized 4.18% of average loans. The loan loss provision for Vision Bank was $61.4 million in 2010 and $44.4 million for 2009. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $292.9 million or 6.2% of total loans at December 31, 2010 and $248.5 million or 5.4% of total loans at December 31, 2009. At December 31, 2010, Vision Bank had non-performing loans of $171.8 million or 26.8% of total loans, compared to $159.6 million or 23.6% of total loans at December 31, 2009. While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future. Vision Bank had net losses of $45.4 million in 2010 and $30.1 million in 2009. Park contributed $52.0 million to the capital of Vision Bank in 2010 and $37.0 million in 2009. Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%. As a result of the restatement, Vision Bank’s total risk-based capital ratio declined from 19.55% to 13.12% and its leverage ratio declined from 14.05% to 9.12%. It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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

We participate in the CPP. For more information regarding our participation in the CPP, see the discussion under the caption “Recent Developments – Participation in Capital Purchase Program Enacted as part of Troubled Assets Relief Program” in “Item 1 – Business” of Part I of this 2010 Form 10-K/A - Amendement 2.

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

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 23 in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2, which is incorporated herein by reference.

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

ITEM 1B.          UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.             PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.

Park National Bank

As of the date of the Original 2010 Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. had a total of 124 financial service offices in Ohio and one in Kentucky. Park National Bank had six financial service offices (including its main office) and two operations centers in Newark in Licking County. In addition, within Ohio, Park National Bank had:

·	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

·	a financial service office in Athens in Athens County;

·	a financial service office in West Chester in Butler County;

·	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

·	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

·	financial service offices in Amelia (two offices), Cincinnati (two offices), Milford, New Richmond and Owensville in Clermont County;

·	a financial service office in Coshocton in Coshocton County;

·	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

·	financial service offices in Greenville (five offices), Arcanum (two offices) and Versailles in Darke County;

·	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (eight offices) in Fairfield County;

·	a financial service office in Jeffersonville in Fayette County;

·	financial service offices in Reynoldsburg, Canal Winchester, Columbus, Gahanna and Worthington in Franklin County;

·	financial service offices in Jamestown and Xenia (two offices) in Greene County;

·	a financial service office in Anderson in Hamilton County;

·	a financial service office in Logan in Hocking County;

·	financial service offices in Millersburg (two offices) in Holmes County;

·	financial service offices (three offices) and an operations center in Mount Vernon, Centerburg, Danville and Fredericktown in Knox County;

·	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg (two offices) and Utica in Licking County;

·	a financial service office in Plain City in Madison County;

·	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;

·	a financial service office in Fort Recovery in Mercer County;

·	financial service offices (three offices) and an operations center in Piqua, Tipp City and Troy (two offices) in Miami County;

·	financial service offices in Mount Gilead (two offices) in Morrow County;

·	financial service offices (seven offices) and an operations center in Zanesville, New Concord and Dresden in Muskingum County;

·	a financial service office in New Lexington in Perry County;

·	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

·	a financial service office in Newcomerstown in Tuscarawas County; and

·	a financial service office in Springboro in Warren County.

Park National Bank also had one financial service office in Florence (Boone County), Kentucky.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Division. The financial service offices in Canal Winchester in Franklin County, Reynoldsburg in Licking County and Fairfield County comprise the Fairfield National Division. The financial service offices in Ashland County comprise the Farmers & Savings Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Division. The financial service offices in Butler, Clermont, Hamilton and Warren Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Trust Division. The financial service offices in Darke and Mercer Counties comprise the Second National Division. The financial service offices in Champaign, Clark, Fayette, Greene and Madison Counties comprise the Security National Division. The financial service offices in Crawford and Marion Counties comprise the United Bank Division. The financial service offices in Miami County comprise the Unity National Division. Of the financial service offices described above, 33 were leased and the remainder were owned. Park National Bank also operated 33 off-site automated teller machines.

Scope Leasing, Inc. had an office located in Columbus in Franklin County, Ohio.

Guardian Finance

As of the date of the Original 2010 Form 10-K, Guardian Finance had a total of six financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Bank division of Park National Bank, a financial service office in Heath in Licking County, a financial service office in Centerville in Montgomery County and a financial service office in Mansfield in Richland County where it leases space from the Richland Bank division of Park National Bank. All of Guardian Finance’s financial service offices are leased.

Vision Bank

As of the date of the Original 2010 Form 10-K, Vision Bank had a total of 17 financial service offices. Vision Bank had nine financial service offices in Florida, including:

·	its main office in Panama City and two financial service offices in Panama City Beach in Bay County;

·	financial service offices in Port St. Joe, Port St. Joe Beach and Wewahitchka in Gulf County;

·	a financial service office in Destin in Okaloosa County;

·	a financial service office in Navarre in Santa Rosa County; and

·	a financial service office in Santa Rosa Beach in Walton County.

Vision Bank had eight financial service offices in Alabama, one each in Daphne, Elberta, Fairhope, Foley, Gulf Shores, Orange Beach, Point Clear and Robertsdale in Baldwin County and one messenger office in Gulf Shores in Baldwin County, Alabama. Of Vision Bank’s 17 financial service offices, 9 were leased and the remainder were owned. Vision Bank also operated five off-site automatic teller machines.

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

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 28 – Market and Dividend Information” and the accompanying disclosure in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2.

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

ITEM 6.             SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 25 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2010 Form 10-K/A - Amendment 2.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This financial review presents management’s discussion and analysis of the financial condition and results of operations for Park National Corporation and its subsidiaries (“Park” or the “Corporation”). This discussion should be read in conjunction with the consolidated financial statements and related notes and the five-year summary of selected financial data, included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2. Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying collateral could prove less valuable than assumed and cash flows may be worse than expected; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions may increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; and other risk factors relating to our industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of this 2010 Form 10-K/A - Amendment 2. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date originally made. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law. This management discussion and analysis reflects the impact of the restatement more fully discussed in Note 1A included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2.

ACQUISITION OF VISION BANCSHARES, INC. AND GOODWILL IMPAIRMENT CHARGES

On March 9, 2007, Park acquired all of the stock and outstanding stock options of Vision Bancshares, Inc. (“Vision”) for $87.8 million in cash and 792,937 shares of Park common stock valued at $83.3 million or $105.00 per share. The goodwill recognized was $109.0 million. The fair value of the acquired assets of Vision was $686.5 million and the fair value of the liabilities assumed was $624.4 million as of March 9, 2007.

At the time of the acquisition, Vision operated two bank subsidiaries (both named Vision Bank) which became bank subsidiaries of Park on March 9, 2007. On July 20, 2007, the bank operations of the two Vision Banks were consolidated under a single charter through the merger of the Vision Bank headquartered in Gulf Shores, Alabama with and into the Vision Bank headquartered in Panama City, Florida. Vision Bank operates under a Florida banking charter and has 18 branch locations in Baldwin County, Alabama and in the panhandle of Florida. The acquisition of Vision had a significant negative impact on Park’s net income in 2007, 2008, 2009 and 2010.

Vision Bank began experiencing credit problems during the second half of 2007 as nonperforming loans increased from $6.5 million at June 30, 2007 to $63.5 million or 9.9% of loan balances at December 31, 2007. As a result of these credit problems at Vision Bank, Park’s management concluded that the goodwill of $109.0 million recorded at the time of acquisition was possibly impaired. A goodwill impairment analysis was completed during the fourth quarter of 2007 and the conclusion was reached that a goodwill impairment charge of $54.0 million be recorded at Vision Bank at year-end 2007 to reduce the goodwill balance to $55.0 million.

Credit problems continued to plague Vision Bank in 2008. Net loan charge-offs for Vision Bank were $5.5 million during the first quarter or an annualized 3.37% of average loans and increased to $10.8 million during the second quarter or an annualized 6.41% of average loans. Based primarily on the increased level of net loan charge-offs at Vision Bank during 2008, management determined that it would be prudent to test for additional goodwill impairment. A goodwill impairment analysis was completed during the third quarter of 2008 and the conclusion was reached that a goodwill impairment charge of $55.0 million be recorded at Vision Bank during the third quarter of 2008 to eliminate the goodwill balance pertaining to Vision Bank. Refer to “Overview” section below for 2008, 2009 and 2010 impact of Vision Bank results on Park.

OVERVIEW

Net income was $58.1 million in 2010, compared to net income of $74.2 million in 2009 and $13.7 million in 2008. The primary reason for the large change in net income in the three years was the change in the net loss at Vision Bank. The net loss at Vision Bank was $45.4 million in 2010, $30.1 million in 2009 and $81.2 million in 2008. As previously discussed, Vision Bank recognized a goodwill impairment charge of $55.0 million in 2008 to write-off the remaining goodwill asset.

Diluted earnings per common share were $3.45, $4.82 and $0.97 for 2010, 2009 and 2008, respectively. Diluted earnings per common share decreased by $1.37 or 28.4% in 2010 compared to 2009 and increased by $3.85 or 396.9% in 2009 compared to 2008. The decline in diluted earnings per common share in 2010 compared to 2009 was primarily due to the increased net loss at Vision Bank, which was caused by increases in the provision for loan losses. Additionally, the issuance of common shares during 2010 contributed to the decline in diluted earnings per common share compared to last year.

The following tables show the components of net income for 2010, 2009 and 2008. This information is provided for Park, Vision Bank and Park excluding Vision Bank.

Table 1 – Park – Summary Income Statements

For the years ended December 31,
(In thousands)	2010 (Restated)	2009	2008
Net interest income	$274,044	$273,491	$255,873
Provision for loan losses	87,080	68,821	70,487
Other income	74,880	81,190	84,834
Other expense	187,107	188,725	179,515
Goodwill impairment charge	—	—	54,986
Income before taxes	74,737	97,135	35,719
Income taxes	16,636	22,943	22,011
Net income	$58,101	$74,192	$13,708

Table 2 – Vision Bank – Summary Income Statements

For the years ended December 31,
(In thousands)	2010 (Restated)	2009	2008
Net interest income	$27,867	$25,634	$27,065
Provision for loan losses	61,407	44,430	46,963
Other income (loss)	(6,023)	(2,047)	3,014
Other expense	31,623	28,091	27,149
Goodwill impairment charge	—	—	54,986
Loss before taxes	(71,186)	(48,934)	(99,019)
Income tax benefit	(25,773)	(18,824)	(17,832)
Net loss	$(45,413)	$(30,110)	$(81,187)

Vision Bank continued to have severe credit problems in 2010. Vision Bank’s net loan charge-offs were $36.6 million in 2010, compared to $28.9 million in 2009 and $38.5 million in 2008. As a percentage of average loans, net loan charge-offs were 5.48% in 2010, 4.18% in 2009 and 5.69% in 2008. As previously discussed, Vision Bank recognized a goodwill impairment charge of $55.0 million in 2008.

Table 3 – Park, Excluding Vision Bank – Summary Income Statements

For the years ended December 31,
(In thousands)	2010	2009	2008
Net interest income	$246,177	$247,857	$228,808
Provision for loan losses	25,673	24,391	23,524
Other income	80,903	83,237	81,820
Other expense	155,484	160,634	152,366
Goodwill impairment charge	—	—	—
Income before taxes	145,923	146,069	134,738
Income taxes	42,409	41,767	39,843
Net income	$103,514	$104,302	$94,895

Net income for Park excluding Vision Bank decreased by $788,000 or .8% to $103.5 million in 2010 compared to 2009 and increased by $9.4 million or 9.9% to $104.3 million in 2009 compared to 2008.

SUMMARY DISCUSSION OF OPERATING RESULTS FOR PARK

A year ago, Park’s management projected that net interest income would be $265 million to $275 million in 2010. The actual results in 2010 were $274.0 million, which were very close to the top of the estimated range. Park’s management projected that the average interest earning assets for 2010 would be approximately $6,550 million. The actual average interest earning assets for the year were $6,482 million, 1.0% lower than the projected balance. However, Park’s net interest margin for 2010 of 4.26% exceeded management’s estimated range of 4.15% to 4.20%. This positive variance was largely due to an improvement in the net interest rate spread (the difference between rates received for interest earning assets and the rates paid for interest bearing liabilities.) The net interest rate spread improved by 7 basis points to 4.01% for 2010 from 3.94% for 2009. Management had not projected an improvement in the net interest rate spread for 2010.

Park’s management also projected a year ago that the provision for loan losses would be $45 million to $55 million in 2010. The actual provision for loan losses in 2010 of $87.1 million exceeded the top of the estimated range by $32.1 million. The primary reason that the actual provision for loan losses exceeded management’s estimated range in 2010 was due to the large number of new nonaccrual loans during the year, as well as continued devaluations of property values (primarily related to impaired loans at Vision Bank that are considered to be collateral dependent). New nonperforming loans were $175.2 million in 2010, compared to $184.2 million in 2009 and $141.8 million in 2008. Park’s management had projected a significant decrease in the amount of new nonperforming loans in 2010 and accordingly had forecast a significant decrease in the loan loss provision for 2010.

Other income for 2010 was $74.9 million, which includes gains from the sale of investment securities of $11.9 million. A year ago, Park’s management projected that total other income would be $75.3 million, which included estimated gains from the sale of investment securities of $7.3 million. Management sold more investment securities in 2010 than anticipated and OREO devaluations were higher than anticipated, which resulted in total other income being $400,000 lower than projected.

A year ago, Park’s management projected that total other expense would be approximately $191 million in 2010. Total other expense for 2010 was $187.1 million and was below management’s estimate by $3.9 million or 2.0%.

A year ago, Park’s management projected that income before income taxes for 2010 would be approximately $104.3 million (using the midpoint of ranges where applicable) based on the forecast for net interest income, provision for loan losses, other income and other expense. The actual income before income taxes for 2010 was $74.7 million, $29.6 million or 28.4% below the estimate. In summary, the actual results for net interest income and other expense were a little better than the forecast for 2010, other income was slightly lower than the forecast and the provision for loan losses was $32.1 million higher than the estimated range.

ISSUANCE OF PREFERRED STOCK AND EMERGENCY ECONOMIC STABILIZATION ACT

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which created the Troubled Asset Relief Program (“TARP”) and provided the Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program (the “CPP”) was announced by the U.S. Department of the Treasury (the “U.S. Treasury”) on October 14, 2008 as part of TARP. The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.

Park elected to apply for $100 million of funds through the CPP. On December 23, 2008, Park completed the sale to the U.S. Treasury of $100 million of newly-issued Park non-voting preferred shares as part of the CPP. Park entered into a Securities Purchase Agreement and a Letter Agreement with the U.S. Treasury on December 23, 2008. Pursuant to these agreements, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase 227,376 Park common shares at an exercise price of $65.97 per share, for an aggregate purchase price of $100 million. The Warrant has a ten-year term. All of the proceeds from the sale of the Series A Preferred Shares and the Warrant by Park to the U.S. Treasury under the CPP qualify as Tier 1 capital for regulatory purposes.

U.S. Generally Accepted Accounting Principles (GAAP) require management to allocate the proceeds from the issuance of the Series A Preferred Shares between the Series A Preferred Shares and related Warrant. The terms of the Series A Preferred Shares require Park to pay a cumulative dividend at the rate of 5 percent per annum until February 14, 2014, and 9 percent thereafter. Management determined that the 5 percent dividend rate is below market value; therefore, the fair value of the Series A Preferred Shares would be less than the $100 million in proceeds. Management determined that a reasonable market discount rate was 12 percent for the fair value of the Series A Preferred Shares and used the Black-Scholes model to calculate the fair value of the Warrant (and related common shares). The allocation between the Series A Preferred Shares and the Warrant at December 23, 2008, the date of issuance, was $95.7 million and $4.3 million, respectively. The discount on the Series A Preferred Shares of $4.3 million is being accreted through retained earnings using the level yield method over a 60-month period. GAAP requires Park to measure earnings per share with earnings available to common shareholders. Therefore, the Consolidated Statements of Income reflect a line item for “Preferred stock dividends and accretion” and a line item for “Income available to common shareholders”. The dividends and accretion on the Series A Preferred Shares totaled $5,807,000 for 2010, $5,762,000 for 2009 and $142,000 for 2008. The accretion of the discount was $807,000 in 2010, $762,000 in 2009 and $18,000 in 2008. Management expects the accretion of the discount in 2011 will be $856,000.

Income available to common shareholders is net income minus the preferred stock dividends and accretion. Income available to common shareholders was $52.3 million in 2010, $68.4 million in 2009 and $13.6 million for 2008.

See Note 1 and Note 25 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for additional information on the issuance of the Series A Preferred Shares.

DIVIDENDS ON COMMON SHARES

Park declared quarterly cash dividends on common shares in 2010 that totaled $3.76 per share. The quarterly cash dividend on common shares was $0.94 per share for each quarter of 2010.

Under the terms of the Securities Purchase Agreement with the U.S. Treasury under the CPP, Park is not permitted to increase the quarterly cash dividend on its common shares above $0.94 per share without seeking prior approval from the U.S. Treasury.

Cash dividends declared on common shares were $3.76 in both 2010 and 2009 and $3.77 in 2008. Park’s management expects to pay a quarterly cash dividend on its common shares of $0.94 per share in 2011. This expectation is based on management’s current forecast that earnings will be sufficient to maintain historic dividend levels.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies used in the development and presentation of Park’s consolidated financial statements are listed in Note 1 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings for future periods. (Refer to the “Credit Experience-Provision for Loan Losses” section for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At December 31, 2010, OREO totaled $41.7 million, representing a 1.2% increase compared to $41.2 million at December 31, 2009.

Effective January 1, 2008, management implemented the fair value hierarchy, which has the objective of maximizing the use of observable market inputs. The related accounting guidance also requires enhanced disclosures regarding the inputs used to calculate fair value. These inputs are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of the inputs could be based on internal models and cash flow analysis. At December 31, 2010, financial assets valued using Level 3 inputs for Park had an aggregate fair value of approximately $154.7 million. This was 10.6% of the total amount of assets measured at fair value as of the end of the year. The fair value of impaired loans was approximately $109.6 million (or 70.8%) of the total amount of Level 3 inputs. Additionally, there were $74.4 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s financial assets valued using Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely by the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks, deposit and loan totals for the Park subsidiary banks and banking industry comparable information. Park recognized a goodwill impairment charge of $55.0 million in the third quarter of 2008 to eliminate the goodwill balance pertaining to Vision Bank. At December 31, 2010, on a consolidated basis, Park had core deposit intangibles of $6.0 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheet of PNB totaled $1.4 million and the core deposit intangibles at Vision Bank were $4.6 million. The goodwill asset of $72.3 million is carried on the balance sheet of PNB.

ABOUT OUR BUSINESS

Through its Ohio-based banking divisions, Park is engaged in the commercial banking and trust business, generally in small to medium population Ohio communities. Vision Bank is primarily engaged in the commercial banking business throughout the panhandle of Florida and in Baldwin County, Alabama. Management believes there are a significant number of consumers and businesses which seek long-term relationships with community-based financial institutions of quality and strength. While not engaging in activities such as foreign lending, nationally syndicated loans or investment banking, Park attempts to meet the needs of its customers for commercial, real estate and consumer loans, consumer and commercial leases, and investment, fiduciary and deposit services.

Park’s subsidiaries compete for deposits and loans with other banks, savings associations, credit unions and other types of financial institutions. At December 31, 2010, Park and its Ohio-based banking divisions operated 124 banking offices and a network of 151 automatic teller machines in 28 Ohio counties and one county in northern Kentucky. Vision Bank operated 17 banking offices and a network of 20 automatic teller machines in Baldwin County, Alabama and in five counties in the panhandle of Florida.

A table of financial data for Park’s banking subsidiaries and their divisions for 2010, 2009 and 2008 is shown in Table 4. See Note 23 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for additional financial information for the Corporation’s subsidiaries. Please note that the financial statements for various divisions of PNB are not maintained on a separate basis and, therefore, net income is only an estimate by management.

Table 4 – Park National Corporation Affiliate Financial Data
	2010		2009		2008
	Average	Net	Average	Net	Average	Net
(In thousands)	Assets	Income (Restated)	Assets	Income	Assets	Income
Park National Bank:
Park National Division	$1,973,443	$25,903	$1,798,814	$26,991	$1,839,012	$25,445
Security National Division	770,319	14,603	825,481	14,316	820,571	13,001
Century National Division	647,798	9,860	650,488	11,387	711,162	12,995
First-Knox National Division	642,343	14,374	633,260	12,411	658,151	12,718
Richland Trust Division	519,102	9,754	563,776	9,954	526,989	8,946
Fairfield National Division	459,050	9,695	484,849	9,368	337,355	7,332
Park National SW & N KY Division	405,889	2,590	416,502	1,841	416,398	1,506
Second National Division	385,534	7,570	371,079	6,926	423,062	5,752
United Bank Division	243,909	4,344	242,166	4,300	214,074	3,467
Unity National Division	185,003	2,918	182,373	2,251	190,739	2,061
Farmers & Savings Division	103,121	1,337	107,437	1,713	119,014	2,042
Vision Bank	859,491	(45,413)	904,897	(30,110)	904,420	(81,187)
Parent Company, including consolidating entries	(152,252)	566	(145,591)	2,844	(452,861)	(370)
Consolidated Totals	$7,042,750	$58,101	$7,035,531	$74,192	$6,708,086	$13,708

SOURCE OF FUNDS

Deposits: Park’s major source of funds is deposits from individuals, businesses and local government units. These deposits consist of noninterest bearing and interest bearing deposits.

Total year-end deposits decreased by $92.6 million or 1.8% to $5,095 million at December 31, 2010. Certificates of deposits, excluding brokered deposits, declined by $358.7 million or 16% in 2010. Brokered time deposits were $110 million at December 31, 2010. All other deposits increased by $156 million or 5% in 2010. The following table provides information on the change in deposits in 2010.

Table 5 – Year-End Deposits
December 31,
(In thousands)	2010	2009	Change
Noninterest bearing checking	$937,719	$897,243	$40,476
Interest bearing transaction accounts	1,283,158	1,193,845	89,313
Savings	899,288	873,137	26,151
Brokered time deposits	110,065	—	110,065
All other time deposits	1,863,838	2,222,537	(358,699)
Other	1,352	1,290	62
Total	$5,095,420	$5,188,052	$(92,632)

In 2010, total year-end deposits at Vision Bank decreased by $55.5 million or 8.0% and decreased by $37.1 million or 0.8% for Park’s Ohio-based operations.

Total year-end deposits increased by $426 million or 9.0% in 2009. Excluding a $236 million decline in brokered deposits in 2009, deposits increased by $662 million or 14.6% in 2009. In 2009, Vision Bank’s year-end total deposits increased by $52 million or 8.2% and Park’s Ohio-based operations increased deposits by $374 million or 9.1%.

Average total deposits were $5,182 million in 2010, compared to $5,051 million in 2009 and $4,603 million in 2008. Average noninterest bearing deposits were $908 million in 2010, compared to $818 million in 2009 and $740 million in 2008.

Management expects that total deposits (exclusive of brokered deposits) will modestly increase in 2011 by 1%. Excluding brokered deposits, total year-end deposits decreased by 3.9% in 2010, which was in line with the guidance of a 3% to 5% decline that was provided a year ago by Park’s management.

The Federal Open Market Committee (“FOMC”) of the Federal Reserve Board decreased the federal funds rate from 4.25% at December 31, 2007 to a range of 0% to 0.25% at year-end 2008. The FOMC aggressively lowered the federal funds rate during 2008 as the severity of the economic recession increased. The FOMC maintained the targeted federal funds rate in the 0% to 0.25% range for all of 2009 and 2010, as the U.S. economy gradually recovered from the severe recession. The average federal funds rate was 0.18% for 2010, compared to an average rate of 0.16% for 2009 and 1.93% in 2008.

The average interest rate paid on interest bearing deposits was 0.98% in 2010, compared to 1.53% in 2009 and 2.33% in 2008. The average cost of interest bearing deposits for each quarter of 2010 was 0.82% for the fourth quarter, 0.91% for the third quarter, 1.04% for the second quarter and 1.15% for the first quarter.

Park’s management expects that due to the uncertainty of future economic growth following the economic recession, the FOMC will maintain the federal funds interest rate at approximately 0.25% for most of 2011. As a result, Park’s management expects a slight decline in the average interest rate paid on interest bearing deposits in 2011.

Short-Term Borrowings: Short-term borrowings consist of securities sold under agreements to repurchase, Federal Home Loan Bank advances, federal funds purchased and other borrowings. These funds are used to manage the Corporation’s liquidity needs and interest rate sensitivity risk. The average rate paid on short-term borrowings generally moves closely with changes in market interest rates for short-term investments. The average rate paid on short-term borrowings was 0.39% in 2010 compared to 0.76% in 2009 and 2.38% in 2008.

The average cost of short-term borrowings for each quarter of 2010 was 0.32% for the fourth quarter, 0.37% for the third quarter, 0.43% for the second quarter and 0.46% for the first quarter. Management expects the average rate paid on short-term borrowings in 2011 will be down slightly compared to 2010.

Average short-term borrowings were $301 million in 2010 compared to $420 million in 2009 and $609 million in 2008. The decrease in average short-term borrowings in 2010 compared to 2009, as well as 2009 compared to 2008, was primarily due to the increase in average deposit balances in both 2010 and 2009. While average short-term borrowings declined in 2010 compared to 2009, the short-term borrowing balance at December 31, 2010 was $663.7 million compared to $324.2 million at December 31, 2009, as Park increased its investment portfolio at year-end 2010 and temporarily funded the increase in assets through short-term borrowings.

Long-Term Debt: Long-term debt primarily consists of borrowings from the Federal Home Loan Bank and repurchase agreements with investment banking firms. (The average balance of long-term debt and the average cost of long-term debt includes the subordinated debentures discussed in the following section.)

In 2010, average long-term debt was $725 million compared to $780 million in 2009 and $836 million in 2008. Average total debt (long-term and short-term) was $1,026 million in 2010 compared to $1,200 million in 2009 and $1,445 million in 2008. Average total debt decreased by $174 million or 14.5% in 2010 compared to 2009 and decreased by $245 million or 16.9% in 2009 compared to 2008. The decrease in average total debt in 2010 compared to 2009, as well as compared to 2008, was primarily due to the increase in average deposits. Average long-term debt was 71% of average total debt in 2010 compared to 65% in 2009 and 58% in 2008.

The average rate paid on long-term debt was 3.91% for 2010, compared to 3.38% for 2009 and 3.72% for 2008. In 2010, the average cost of long-term debt for each quarter was 3.87% for the fourth quarter, 3.91% for the third quarter, 3.92% for the second quarter and 3.92% for the first quarter.

Management expects the average long-term debt balance will be approximately $850 million in 2011, as management increased long-term borrowings in January 2011 by $150 million and used the proceeds to repay short-term borrowings. Additionally, management expects that the average rate paid on long-term debt will be approximately 3.50% in 2011.

Subordinated Debentures/Notes: Park assumed with the Vision acquisition, $15 million of floating rate junior subordinated notes. The interest rate on these subordinated notes adjusts every quarter at 148 basis points above the three-month LIBOR interest rate. The maturity date for the junior subordinated notes is December 30, 2035 and the junior subordinated notes may be prepaid after December 30, 2010. These junior subordinated notes qualify as Tier 1 capital under current Federal Reserve System guidelines.

Park’s Ohio-based banking subsidiary, PNB, issued a $25 million subordinated debenture on December 28, 2007. The interest rate on this subordinated debenture adjusts every quarter at 200 basis points above the three-month LIBOR interest rate. The maturity date for the subordinated debenture is December 29, 2017 and the subordinated debenture may be prepaid after December 28, 2012. On January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million with a maturity date of December 28, 2012. This interest rate swap agreement was designed to hedge the cash flows pertaining to the $25 million subordinated debenture until December 28, 2012. Management converted the cash flows to a fixed interest rate of 6.01% through the use of the interest rate swap. This subordinated debenture qualifies as Tier 2 capital under the applicable regulations of the Office of the Comptroller of the Currency of the United States of America (the “OCC”) and the Federal Reserve System.

On December 23, 2009, Park issued $35.25 million of subordinated notes to 38 purchasers. These subordinated notes have a fixed annual interest rate of 10% with quarterly interest payments. The maturity date of these subordinated notes is December 23, 2019. These subordinated notes may be prepaid by Park any time after December 23, 2014. The subordinated notes qualify as Tier 2 capital under applicable rules of the Federal Reserve System. Each subordinated note was purchased at a purchase price of 100% of the principal amount by an accredited investor.

See Note 11 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for additional information on the subordinated debentures and subordinated notes.

Sale of Common Stock: Park sold an aggregate of 509,184 common shares, out of treasury shares, during 2010. Of the 509,184 common shares sold in 2010, 437,200 common shares were issued upon the exercise of warrants associated with the capital raise that closed on October 30, 2009. As part of the capital raise that closed on December 10, 2010, Park sold 71,984 common shares and issued warrants for the purchase of 71,984 shares of common stock. The warrants issued as part of the December 10, 2010 transaction have an exercise price of $76.41 per share. Warrants covering the purchase of an aggregate of 35,992 common shares expire on June 10, 2011 and warrants covering the purchase of the other 35,992 common shares expire on December 10, 2011.

In total for 2010, Park sold 509,184 common shares and warrants covering 71,984 common shares at a weighted average price per share of $67.99 for gross proceeds of $34.6 million. Net of selling expenses and professional fees, Park raised $33.5 million of common equity from capital raising activities in 2010.

During 2009, Park sold 904,072 common shares and warrants covering 500,000 common shares at a weighted average price per share of $61.20 for gross proceeds of $55.3 million. Net of selling expenses and professional fees, Park raised $53.5 million of common equity from capital raising activities in 2009.

Stockholders’ Equity: Tangible stockholders’ equity (stockholders’ equity less goodwill and other intangible assets) to tangible assets (total assets less goodwill and other intangible assets) was 9.04% at December 31, 2010 compared to 9.13% at December 31, 2009 and 7.98% at December 31, 2008.

The ratio of tangible stockholders’ equity to tangible assets for each of the past three years includes the issuance of $100 million of Park Series A Preferred Shares to the U.S. Treasury on December 23, 2008. In 2009, Park’s tangible stockholders’ equity to tangible assets ratio increased largely as a result of the sale of common stock which increased equity by $53.5 million. In 2010, Park’s tangible stockholders’ equity to tangible assets further increased largely as a result of the sale of common stock which increased equity by $33.5 million. Excluding the $100.0 million of Series A Preferred Shares, the ratio of tangible stockholders’ equity to tangible assets was 7.65% at December 31, 2010, 7.69% at December 31, 2009 and 6.54% at December 31, 2008.

In accordance with GAAP, Park reflects any unrealized holding gain or loss on AFS securities, net of income taxes, as accumulated other comprehensive income (loss) which is part of Park’s stockholders’ equity. The unrealized holding gain on AFS securities, net of income taxes, was $15.1 million at year-end 2010, compared to $30.1 million at year-end 2009 and $31.6 million at year-end 2008. Long-term and short-term interest rates decreased sharply during the fourth quarter of 2008 which caused the market value of Park’s investment securities to increase and produced the large unrealized holding gain on AFS securities, net of income taxes, at December 31, 2009 and 2008. The net unrealized holding gains on AFS securities, net of taxes, decreased by $18.4 million in the fourth quarter of 2010 as interest rates increased in November and December.

In accordance with GAAP, Park adjusts accumulated other comprehensive income (loss) to recognize the net actuarial gain or loss reflected in the accounting for Park’s Pension Plan. See Note 13 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for information on the accounting for Park’s Pension Plan.

Pertaining to the Pension Plan, Park recognized a net comprehensive loss of $2.4 million in 2010, a net comprehensive gain of $6.3 million in 2009 and a net comprehensive loss of $16.2 million in 2008. The comprehensive loss in 2010 was primarily due to a change in actuarial assumptions, specifically the discount rate. This actuarial loss more than offset the positive investment returns and contributions to the Pension Plan in 2010. The comprehensive gain in 2009 was due to positive investment returns and contributions to the Pension Plan. The large comprehensive loss in 2008 was primarily due to the negative investment return on Pension Plan assets in 2008, as a result of the poor performance of stock investments in 2008. At year-end 2010, the balance in accumulated other comprehensive income/(loss) pertaining to the Pension Plan was ($15.9) million, compared to ($13.5) million at December 31, 2009 and ($19.8) million at December 31, 2008.

Park also recognized net comprehensive income/(loss) of ($0.1) million, $0.3 million and ($1.3) million for the years ended December 31, 2010, 2009 and 2008, respectively, due to the mark-to-market of the $25 million cash flow hedge. See Note 19 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for information on the accounting for Park’s derivative instruments.

INVESTMENT OF FUNDS

Loans: Average loans were $4,642 million in 2010 compared to $4,594 million in 2009 and $4,355 million in 2008. The average yield on loans was 5.80% in 2010 compared to 6.03% in 2009 and 6.93% in 2008. The average prime lending rate in 2010 and 2009 was 3.25% compared to 5.09% in 2008. Approximately 62% of Park’s loan balances mature or reprice within one year (see Table 23). The yield on average loan balances for each quarter of 2010 was 5.73% for the fourth quarter, compared to 5.76% for the third quarter, 5.84% for the second quarter and 5.87% for the first quarter. Management expects that the yield on the loan portfolio will decrease modestly in 2011 compared to the average yield of 5.80% for 2010. Year-end loan balances increased by $92 million or 2.0% in 2010 compared to 2009. Park’s Ohio-based subsidiaries increased loans by $129 million or 3.2% during 2010. Vision Bank had a decline in loans of $37 million or 5.4% during 2010.

In 2009, year-end loan balances increased by $149 million or 3.3%. Park’s Ohio-based subsidiaries increased loans by $162 million or 4.3% during 2009. Vision Bank had a small decline in loans of $13 million or 1.9% in 2009.

In 2008, year-end loan balances increased by $267 million or 6.3%. During the fourth quarter of 2008, Park’s Ohio-based banking divisions sold $31 million of unsecured credit card balances. Exclusive of the sale of the credit card balances, year-end loan balances grew by $298 million or 7.0%. At Vision Bank, year-end loan balances increased by $51 million or 8.0% during 2008 to $690 million. Park’s Ohio-based subsidiaries increased loans by $216 million or 6.0% during 2008. Excluding the sale of the credit card balances, Park’s Ohio-based subsidiaries increased loans by $247 million or 6.9% in 2008.

A year ago, management projected that year-end loan balances would grow approximately 1% to 3% in 2010. The actual loan growth of 2.0% was consistent with this guidance. Management expects that loan growth for 2011 will continue to be in the 1% to 3% range as the demand for loans continues to be moderate as the economy recovers slowly from the recent recession.

Year-end residential real estate loans were $1,692 million, $1,555 million and $1,560 million in 2010, 2009 and 2008, respectively. Residential real estate loans increased by $137 million or 8.8% in 2010, decreased by $5 million or 0.3% in 2009 and increased by $79 million or 5.3% during 2008. The increase of $137 million in 2010 was primarily due to management’s decision to retain 15-year, fixed-rate residential mortgage loans that were previously sold in the secondary market. The balance of loans for this new product was $176 million at December 31, 2010, with a weighted average interest rate of 3.82%. Management expects these loans will be held to maturity. Management does not expect any growth in residential real estate loans in 2011, as Park’s customers will continue to favor 30-year, fixed-rate residential mortgage loans.

The long-term fixed rate residential mortgage loans that Park originates are sold in the secondary market and Park typically retains the servicing on these loans. As mentioned above, during 2010, Park began to retain 15-year, fixed-rate mortgage loans. The balance of sold fixed-rate residential mortgage loans decreased by $47 million or 3.1% to $1,471 million at year-end 2010, compared to $1,518 million at year-end 2009 and $1,369 million at year-end 2008. Due to low long-term interest rates in 2009 and 2010, the demand for fixed-rate residential mortgage loans was extraordinary. Park originated and sold $358 million of fixed-rate residential mortgage loans in 2010 compared to $615 million in 2009, and $161 million in 2008. Additionally, as previously discussed, Park originated and retained $176 million of 15-year, fixed-rate residential mortgages in 2010. During 2009, Park originated and retained $8 million of fixed-rate residential mortgage loans. Management expects that the loan origination volume of fixed-rate mortgage loans could decrease by 50% or more in 2011. The balance of sold fixed-rate residential mortgage loans is expected to increase by 1% to 3% in 2011.

Year-end consumer loans were $667 million, $704 million and $643 million in 2010, 2009 and 2008, respectively. Consumer loans decreased by $37 million or 5.3% in 2010, primarily due to a decline in automobile loans originated in Ohio, as competition for automobile loans increased throughout the year.

Consumer loans increased by $61 million or 9.5% in 2009 and increased by $50 million or 8.4% in 2008. The increases in consumer loans for 2009 and 2008 were primarily due to an increase in automobile loans originated through automobile dealers in Ohio. Management expects that consumer loans will decrease by 1% to 3% in 2011.

On a combined basis, year-end commercial, financial and agricultural loans, real estate construction loans and commercial real estate loans totaled $2,371 million, $2,377 million and $2,284 million at year-end 2010, 2009 and 2008, respectively. These combined loan totals declined by $6 million or 0.3% in 2010, increased by $93 million or 4.1% in 2009 and increased by $141 million or 6.6% in 2008. Management expects that commercial, financial and agricultural loans, real estate construction loans and commercial real estate loans will grow by 1% to 3% in 2010.

Year-end lease balances were $3 million in both 2010 and 2009 and $4 million in 2008. Management continues to de-emphasize leasing and expects the balance to further decline in 2011.

Table 6 reports year-end loan balances by type of loan for the past five years.

Table 6 – Loans by Type
December 31,
(In thousands)	2010	2009	2008	2007	2006
Commercial, financial and agricultural	$737,902	$751,277	$714,296	$613,282	$548,254
Real estate – construction	406,480	495,518	533,788	536,389	234,988
Real estate – residential	1,692,209	1,555,390	1,560,198	1,481,174	1,300,294
Real estate – commercial	1,226,616	1,130,672	1,035,725	993,101	854,869
Consumer	666,871	704,430	643,507	593,388	532,092
Leases	2,607	3,145	3,823	6,800	10,205
Total Loans	$4,732,685	$4,640,432	$4,491,337	$4,224,134	$3,480,702

Table 7 – Selected Loan Maturity Distribution
		Over One	Over
December 31, 2010	One Year	Through	Five
(In thousands)	or Less (1)	Five Years	Years	Total
Commercial, financial and agricultural	$325,895	$263,847	$148,160	$737,902
Real estate – construction	230,426	96,599	79,455	406,480
Real estate – commercial	200,549	235,700	790,367	1,226,616
Total	$756,870	$596,146	$1,017,982	$2,370,998
Total of these selected loans due after one year with:
Fixed interest rate				$553,098
Floating interest rate				$1,061,030

(1)   Nonaccrual loans of $192,492 are included within the one year or less classification above.

Investment Securities: Park’s investment securities portfolio is structured to minimize credit risk, provide liquidity and contribute to earnings. Park’s investment strategy is dynamic. As conditions change over time, Park’s overall interest rate risk, liquidity needs and potential return on the investment portfolio will change. Management regularly evaluates the securities in the investment portfolio as circumstances evolve. Circumstances that could result in the sale of a security include: to better manage interest rate risk; to meet liquidity needs; or to improve the overall yield in the investment portfolio.

Park classifies most of its securities as AFS (see Note 4 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2). These securities are carried on the books at their estimated fair value with the unrealized holding gain or loss, net of federal taxes, accounted for as accumulated other comprehensive income (loss) which is part of the Corporation’s equity. The securities that are classified as AFS are free to be sold in future periods in carrying out Park’s investment strategies.

Generally, Park classifies U.S. Government Agency collateralized mortgage obligations (“CMOs”) that it purchases as held-to-maturity. A classification of held-to-maturity means that Park has the positive intent and the ability to hold these securities until maturity. Park classifies CMOs as held-to-maturity because these securities are generally not as liquid as the U.S. Government Agency mortgage-backed securities and U.S. Government Agency notes that Park classifies as AFS. At year-end 2010, Park’s held-to-maturity securities portfolio was $674 million, compared to $507 million at year-end 2009 and $428 million at year-end 2008. Park purchased $314 million of CMOs in 2010, $119 million of CMOs in 2009 and $270 million of CMOs in 2008. All of the mortgage-backed securities and CMOs in Park’s investment portfolio were issued by a U.S. Government Agency.

Average taxable investment securities were $1,730 million in 2010, compared to $1,848 million in 2009 and $1,756 million in 2008. The average yield on taxable securities was 4.44% in 2010, compared to 4.90% in 2009 and 5.00% in 2008. Average tax-exempt investment securities were $17 million in 2010, compared to $30 million in 2009 and $45 million in 2008. The average tax-equivalent yield on tax-exempt investment securities was 7.24% in 2010, compared to 7.45% in 2009 and 6.90% in 2008.

Year-end total investment securities (at amortized cost) were $2,017 million in 2010, $1,817 million in 2009 and $2,010 million in 2008. Management purchased investment securities totaling $3,033 million in 2010, $469 million in 2009 and $693 million in 2008. The significant increase in purchases during 2010 was largely due to the purchase of $1,319 million of 28-day U.S. Government Agency discount notes and $823 million of U.S. Government Agency callable notes. Proceeds from repayments and maturities of investment securities were $2,385 million in 2010, $467 million in 2009 and $310 million in 2008. The increase in proceeds from repayments and maturities in 2010 was primarily due to the 28-day U.S. Government Agency discount notes and U.S. Government Agency callable notes, which had repayments or maturities of $1,319 million and $710 million, respectively during the year. Proceeds from sales of AFS securities were $460 million in 2010, $204 million in 2009 and $81 million in 2008. Park realized net security gains on a pre-tax basis of $11.9 million in 2010, $7.3 million in 2009 and $1.1 million in 2008.

During 2010, Park sold investment securities during the first, second and fourth quarters. In total, these sales resulted in proceeds of $460.2 million and a pre-tax gain of $11.9 million.

During the first quarter of 2010, Park sold $200.7 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $8.3 million. These mortgage-backed securities had a weighted average remaining life of approximately 3 years, a weighted average book yield of 4.75% and were sold at an average price of 103.7% of the principal balance with an estimated yield to the buyer of 2.99%. Additionally, Park sold $75 million of U.S. Government Agency callable notes for no gain or loss in the first quarter to reduce the extension risk in the investment securities portfolio in the case of interest rate increases in the future. These securities had a book yield of 4.25% and a final maturity in approximately 9 years.

During the second quarter of 2010, Park sold $57 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $3.5 million. These mortgage-backed securities had a weighted average remaining life of approximately 3 years, a weighted average book yield of 4.64% and were sold at an average price of 105.8% of the principal balance with an estimated yield to the buyer of 2.08%.

During the fourth quarter of 2010, Park sold $115.8 million of U.S. Government Agency callable notes for a small gain of $45,000. These securities had a book yield of 3.37% and a final maturity in approximately 10 years.

During the second quarter of 2009, Park sold U.S. Government Agency mortgage-backed securities with a book value of $197 million, for proceeds of $204.3 million and a pre-tax gain of $7.3 million. These securities had a book yield of 4.70% and a weighted average remaining life of about 3 years. These mortgage-backed securities were sold at a price of approximately 103.2% of par with an estimated yield to the buyer of 3.33%.

During the first quarter of 2011, Park sold approximately $105 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $6.6 million. These securities were sold at a price of approximately 106.2% of par with an estimated yield to the buyer of 2.10%. The book yield on these mortgage-backed securities is approximately 5.02%. Management expects to reinvest the proceeds from the sale of the mortgage-backed securities late in the first quarter of 2011.

At year-end 2010 and 2009, the average tax-equivalent yield on the total investment portfolio was 4.01% and 4.87%, respectively. The weighted average remaining maturity was 3.6 years at December 31, 2010 and 3.5 years at December 31, 2009. U.S. Government Agency asset-backed securities were approximately 82% of the total investment portfolio at year-end 2010 and were approximately 76% of the total investment portfolio at year-end 2009. This segment of the investment portfolio consists of 15-year mortgage-backed securities and CMOs.

The average maturity of the investment portfolio would lengthen if long-term interest rates would increase as the principal repayments from mortgage-backed securities and CMOs would be reduced and callable U.S. Government Agency notes would extend to their maturity dates. At year-end 2010, management estimated that the average maturity of the investment portfolio would lengthen to 6.0 years with a 100 basis point increase in long-term interest rates and to 6.6 years with a 200 basis point increase in long-term interest rates. Likewise, the average maturity of the investment portfolio would shorten if long-term interest rates would decrease as the principal repayments from mortgage-backed securities and CMOs would increase as borrowers would refinance their mortgage loans and the callable U.S. Government Agency notes would shorten to their call dates. At year-end 2010, management estimated that the average maturity of the investment portfolio would decrease to 2.2 years with a 100 basis point decrease in long-term interest rates and to 1.6 years with a 200 basis point decrease in long-term interest rates.

Table 8 sets forth the carrying value of investment securities, as well as the percentage held within each category at year-end 2010, 2009 and 2008:

Table 8 – Investment Securities
December 31,
(In thousands)	2010	2009	2008
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$273,313	$347,595	$128,688
Obligations of states and political subdivisions	14,211	20,123	37,188
U.S. Government asset-backed securities	1,681,815	1,425,361	1,822,587
Federal Home Loan Bank stock	61,823	62,044	61,928
Federal Reserve Bank stock	6,876	6,875	6,876
Equities	1,753	1,562	1,784
Total	$2,039,791	$1,863,560	$2,059,051
Investments by category as a percentage of total investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	13.4%	18.6%	6.2%
Obligations of states and political subdivisions	0.7%	1.1%	1.8%
U.S. Government asset-backed securities	82.5%	76.5%	88.5%
Federal Home Loan Bank stock	3.0%	3.3%	3.0%
Federal Reserve Bank stock	0.3%	0.4%	0.4%
Equities	0.1%	0.1%	0.1%
Total	100.0%	100.0%	100.0%

ANALYSIS OF EARNINGS

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. (See Table 9 for three years of history on the average balances of the balance sheet categories and the average rates earned on interest earning assets and the average rates paid on interest bearing liabilities.)

Table 9 – Distribution of Assets, Liabilities and Stockholders’ Equity
December 31,		2010			2009			2008
(In thousands)	Daily		Average	Daily		Average	Daily		Average
	Average	Interest	Rate	Average	Interest	Rate	Average	Interest	Rate
ASSETS
Interest earning assets:
Loans (1) (2)	$4,642,478	$269,306	5.80%	$4,594,436	$276,893	6.03%	$4,354,520	$301,926	6.93%
Taxable investment securities	1,729,511	76,838	4.44%	1,847,706	90,558	4.90%	1,755,879	87,711	5.00%
Tax-exempt investment securities (3)	16,845	1,220	7.24%	29,597	2,205	7.45%	45,420	3,134	6.90%
Money market instruments	93,009	200	0.22%	52,658	116	0.22%	15,502	295	1.90%
Total interest earning assets	6,481,843	347,564	5.36%	6,524,397	369,772	5.67%	6,171,321	393,066	6.37%
Noninterest earning assets:
Allowance for loan losses	(119,639)			(103,683)			(86,485)
Cash and due from banks	116,961			110,227			143,151
Premises and equipment, net	69,839			67,944			69,278
Other assets	493,746			436,646			410,821
TOTAL	$7,042,750			$7,035,531			$6,708,086
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest bearing liabilities:
Transaction accounts	$1,354,392	$4,450	0.33%	$1,229,553	$7,889	0.64%	$1,364,635	$19,509	1.43%
Savings deposits	891,021	1,303	0.15%	805,783	2,926	0.36%	585,505	3,124	0.53%
Time deposits	2,029,088	36,212	1.78%	2,197,055	53,805	2.45%	1,912,640	67,259	3.52%
Total interest bearing deposits	4,274,501	41,965	0.98%	4,232,391	64,620	1.53%	3,862,780	89,892	2.33%
Short-term borrowings	300,939	1,181	0.39%	419,733	3,209	0.76%	609,219	14,469	2.38%
Long-term debt (4)	725,356	28,327	3.91%	780,435	26,370	3.38%	835,522	31,105	3.72%
Total interest bearing liabilities	5,300,796	71,473	1.35%	5,432,559	94,199	1.73%	5,307,521	135,466	2.55%
Noninterest bearing liabilities:
Demand deposits	907,514			818,243			739,993
Other	87,885			109,415			92,607
Total noninterest bearing liabilities	995,399			927,658			832,600
Stockholders’ equity	746,555			675,314			567,965
TOTAL	$7,042,750			$7,035,531			$6,708,086
Net interest earnings		$276,091			$275,573			$257,600
Net interest spread			4.01%			3.94%			3.82%
Net yield on interest earning assets			4.26%			4.22%			4.16%

(1)	Loan income includes loan related fee income of $9 in 2010, $1,372 in 2009 and $4,650 in 2008. Loan income also includes the effects of taxable equivalent adjustments using a 35% tax rate in 2010, 2009 and 2008. The taxable equivalent adjustment was $1,614 in 2010, $1,294 in 2009 and $763 in 2008.

(2)	For the purpose of the computation, nonaccrual loans are included in the daily average loans outstanding.

(3)	Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2010, 2009 and 2008. The taxable equivalent adjustments were $434 in 2010, $788 in 2009 and $964 in 2008.

(4)	Includes subordinated debenture and subordinated notes.

Net interest income increased slightly by $553,000 or 0.2% to $274.0 million for 2010 compared to an increase of $17.6 million or 6.9% to $273.5 million for 2009. The tax equivalent net yield on interest earning assets was 4.26% for 2010 compared to 4.22% for 2009 and 4.16% for 2008. The net interest rate spread (the difference between rates received for interest earning assets and the rates paid for interest bearing liabilities) was 4.01% for 2010, compared to 3.94% for 2009 and 3.82% for 2008. The small increase in net interest income in 2010 was due to the increase in the net interest spread to 4.01% from 3.94%. The average balance of interest earning assets decreased slightly by $42 million or 0.7% to $6,482 million in 2010. In 2009, the increase in net interest income was primarily due to the increase in average interest earning assets of $353 million or 5.7% to $6,524 million and to an increase in the net interest spread to 3.94% from 3.82% in 2008.

The average yield on interest earning assets was 5.36% in 2010 compared to 5.67% in 2009 and 6.37% in 2008. The average federal funds rate for 2010 was 0.18%, compared to an average rate of 0.16% in 2009 and 1.93% in 2008. On a quarterly basis for 2010, the average yield on interest earning assets was 5.23% for the fourth quarter, 5.34% for the third quarter, 5.44% for the second quarter and 5.45% for the first quarter. Management expects that the average yield on interest earning assets will also slightly decrease in 2011, similar to the decrease in 2010.

The average rate paid on interest bearing liabilities was 1.35% in 2010, compared to 1.73% in 2009 and 2.55% in 2008. On a quarterly basis for 2010, the average rate paid on interest bearing liabilities was 1.21% for the fourth quarter, 1.29% for the third quarter, 1.40% for the second quarter and 1.49% for the first quarter. Management expects that the average rate paid on interest bearing liabilities will modestly decrease in 2011, similar to the decrease in 2010.

The following table displays (for each quarter of 2010) the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Table 10 – Quarterly Net Interest Margin
	Average Interest	Net Interest	Tax Equivalent
(In thousands)	Earning Assets	Income	Net Interest Margin
First Quarter	$6,528,149	$67,380	4.22%
Second Quarter	6,468,094	68,721	4.29%
Third Quarter	6,484,941	69,445	4.28%
Fourth Quarter	6,447,046	68,498	4.25%
2010	$6,481,843	$274,044	4.26%

Management expects that average interest earnings assets will be approximately $6,550 million for 2011. Management expects that net interest income will be $268 to $278 million in 2011 and that the tax equivalent net interest margin will be approximately 4.10% to 4.20% in 2011. (Please see the “Summary Discussion of Operating Results for Park” section of this Financial Review for a comparison of 2010 results to management’s projections from a year ago.)

The change in interest due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Table 11 – Volume/Rate Variance Analysis
	Change from 2009 to 2010			Change from 2008 to 2009
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in:
Interest income:
Total loans	$2,915	$(10,502)	$(7,587)	$15,891	$(40,924)	$(25,033)
Taxable investments	(5,560)	(8,160)	(13,720)	4,600	(1,753)	2,847
Tax-exempt investments	(925)	(60)	(985)	(1,163)	234	(929)
Money market instruments	84	—	84	250	(429)	(179)
Total interest income	(3,486)	(18,722)	(22,208)	19,578	(42,872)	(23,294)
Interest expense:
Transaction accounts	$725	$(4,164)	$(3,439)	$(1,766)	$(9,854)	$(11,620)
Savings accounts	270	(1,893)	(1,623)	968	(1,166)	(198)
Time deposits	(3,844)	(13,749)	(17,593)	9,026	(22,480)	(13,454)
Short-term borrowings	(746)	(1,282)	(2,028)	(3,536)	(7,724)	(11,260)
Long-term debt	(1,960)	3,917	1,957	(1,985)	(2,750)	(4,735)
Total interest expense	(5,555)	(17,171)	(22,726)	2,707	(43,974)	(41,267)
Net variance	$2,069	$(1,551)	$518	$16,871	$1,102	$17,973

Other Income: Total other income decreased by $6.3 million or 7.8% to $74.9 million in 2010 compared to a decrease of $3.6 million or 4.3% to $81.2 million in 2009. Park’s total other income in 2008 was positively impacted by two “one-time” items totaling $14.9 million. The “one-time” positive items in 2008 were $3.1 million of revenue recognized as a result of the initial public offering of Visa, Inc. and an aggregate of $11.8 million of revenue which resulted from the sale of the unsecured credit card balances and the sale of the merchant processing business. In 2009, Park’s total other income included a “one-time” positive item of $3.0 million from the sale of all the Class B shares of stock that Park received from the initial public offering of Visa, Inc.

The following table displays total other income for Park in 2010, 2009 and 2008.

Table 12 – Other Income
Year Ended December 31
(In thousands)	2010 (Restated)	2009	2008
Income from fiduciary activities	$13,874	$12,468	$13,937
Service charges on deposits	19,717	21,985	24,296
Net gains on sales of securities	11,864	7,340	1,115
Other service income	13,816	18,767	8,882
Checkcard fee income	11,177	9,339	8,695
Bank owned life insurance income	4,978	5,050	5,102
ATM fees	2,951	3,082	3,063
OREO devaluations	(13,206)	(6,818)	(2,948)
Other	9,709	9,977	22,692
Total other income	$74,880	$81,190	$84,834

Income from fiduciary activities increased by $1.4 million or 11.3% to $13.9 million in 2010 and decreased by $1.5 million or 10.5% to $12.5 million in 2009. The increase in fiduciary fee income in 2010 was primarily due to the improvement in the equity markets during the year compared to 2009 and also due to an increase in the total accounts served by Park’s Trust department. Park charges fiduciary fees based on the market value of the assets being managed. The Dow Jones Industrial Average stock index annual average was 11,244 for calendar 2008, 8,885 for calendar year 2009, and 10,669 for calendar year 2010. The market value of the assets that Park manages was $3.3 billion at December 31, 2010 compared to $3.1 billion at December 31, 2009 and $2.7 billion at December 31, 2008. Management expects an increase of approximately 5% in fee income from fiduciary activities in 2011.

Service charges on deposit accounts decreased by $2.3 million or 10.3% to $19.7 million in 2010 and decreased by $2.3 million or 9.5% to $22.0 million in 2009. The decrease in service charge income in 2010 was primarily due to a decrease in fee income from overdraft charges and other non-sufficient funds (NSF) charges. Park’s customers did not use our courtesy overdraft program as frequently in 2010 and, as a result, this fee income decreased by $2.0 million or 11.6% in 2010 compared to 2009. Management expects that revenue from service charges on deposits in 2011 will be within a range of $18 million to $20 million.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $5.0 million, or 26.4%, to $13.8 million in 2010. This large decrease was due to a decline in the volume of fixed-rate residential mortgage loans that Park originated and sold into the secondary market in 2010 compared to 2009. The amount of fixed-rate mortgage loans originated and sold in 2010 was $358 million, compared to $615 million in 2009 and $161 million in 2008. Additionally, as previously discussed, Park originated and retained $176 million of 15-year, fixed-rate residential mortgages in 2010. During 2009, Park originated and retained $8 million of fixed-rate residential mortgage loans. In 2009, other service income increased by $9.9 million or 111.3% to $18.8 million, which was related to the aforementioned increase in fixed-rate mortgage loans originated and sold in 2009. Park’s management expects that the volume of fixed-rate residential mortgage loans will continue to decline in 2011 and as a result expects that other service income will decrease by approximately $2 million or 14% in 2011.

Checkcard fee income, which is generated from debit card transactions increased $1.8 million or 19.7% to $11.2 million in 2010. During 2009, checkcard fee income increased $644,000 or 7.4% to $9.3 million. The increases in both 2010 and 2009 were attributable to continued increases in the volume of debit card transactions. Park’s management expects checkcard fee income will decline by approximately $2 million or 18% in 2011, as all banks are likely to experience some impact related to the Durbin Amendment that became a part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

OREO devaluations, which result from declines in the fair value (less anticipated selling costs) of property acquired through foreclosure, increased $6.4 million or 93.7% to $13.2 million in 2010. The increase in OREO devaluations was primarily due to devaluations of other real estate owned at Vision Bank. These devaluations were $11.4 million in 2010 compared to $6.1 million in 2009. Park’s management expects that OREO devaluations will be less significant in 2011 as property values throughout Park’s footprint are expected to stabilize throughout the 2011 year.

The subcategory of “Other” income includes fees earned from the sale of official checks and printed checks, rental fee income from safe deposit boxes and other miscellaneous income. Total other income decreased by $268,000 or 2.7% to $9.7 million in 2010 and decreased by $12.7 million or 56.0% to $10.0 million in 2009. The large decrease in 2009 was primarily due to the two “one-time” revenue items in 2008 which totaled $14.9 million. Park also had a $3.0 million positive “one-time” revenue item in 2009. Park’s management expects 2011 revenue within the subcategory of other income will be consistent with the results experienced in 2010.

Park recognized net gains from the sale of investment securities of $11.9 million in 2010, $7.3 million in 2009 and $1.1 million in 2008. As previously discussed, Park expects to recognize a gain of approximately $6.6 million from the sale of securities in the first quarter of 2011.

A year ago, Park’s management forecast that total other income, excluding gains from the sale of securities, would be approximately $68 million for 2010. The actual performance was below our estimate by $5.0 million or 7.4% at $63.0 million. For 2011, Park’s management expects that total other income, excluding gains from the sale of securities, will be approximately $63 million to $67 million.

Other Expense: Total other expense was $187.1 million in 2010, compared to $188.7 million in 2009 and $234.5 million in 2008. Total other expense included a goodwill impairment charge of $55.0 million in 2008. Total other expense decreased by $1.6 million, or 0.9%, to $187.1 million in 2010. Excluding the goodwill impairment charge in 2008, total other expense increased by $9.2 million or 5.1% to $188.7 million in 2009.

The following table displays total other expense for Park in 2010, 2009 and 2008.

Table 13 – Other Expense
Year Ended December 31,
(In thousands)	2010	2009	2008
Salaries and employee benefits	$98,315	$101,225	$99,018
Goodwill impairment charge	—	—	54,986
Data processing fees	5,728	5,674	7,121
Fees and service charges	19,972	15,935	12,801
Net occupancy expense of bank premises	11,510	11,552	11,534
Amortization of intangibles	3,422	3,746	4,025
Furniture and equipment expense	10,435	9,734	9,756
Insurance	8,983	12,072	2,322
Marketing	3,656	3,775	4,525
Postage and telephone	6,648	6,903	7,167
State taxes	3,171	3,206	2,989
Other	15,267	14,903	18,257
Total other expense	$187,107	$188,725	$234,501

Salaries and employee benefits expense decreased by $2.9 million or 2.9% to $98.3 million in 2010 and increased by $2.2 million or 2.2% to $101.2 million in 2009. The decrease in 2010 was primarily related to lower employee benefit costs, as pension plan expense decreased approximately $2.4 million. Full-time equivalent employees at year-end 2010 were 1,969, compared to 2,024 at year-end 2009 and 2,051 at year-end 2008. A year ago, Park’s management projected that salaries and benefit expense would be $102 million for 2010.

The actual performance for the year was $3.7 million or 3.6% lower than the estimate. For 2011, management is projecting salaries and employee benefits expense to increase by $3.7 million or 3.7% to $102 million for the year.

Vision Bank recorded goodwill impairment charges of $55.0 million in 2008. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for a discussion of the goodwill impairment charges. Vision Bank did not have any remaining goodwill at year-end 2008.

Fees and service charges increased by $4.0 million or 25.3% to $20.0 million in 2010 and increased by $3.1 million or 24.5% to $15.9 million in 2009. This subcategory of total other expense includes legal fees, management consulting fees, director fees, audit fees, regulatory examination fees and memberships in industry associations. The large increase in fees and service charges expense in both 2009 and 2010 was primarily due to an increase in legal fees and consulting fees. This additional expense was primarily related to an increase in costs associated with the workout of problem loans at Park’s Vision Bank subsidiary. Park’s management expects that fees and service charges will be approximately $17 million to $19 million in 2011.

Insurance expense decreased by $3.1 million or 25.6% to $9.0 million in 2010 and increased by $9.8 million or 419% to $12.1 million in 2009. The decrease in 2010 and the increase in insurance expense in 2009 were primarily due to changes in FDIC insurance expense. In 2010, FDIC insurance expense decreased by $3.0 million to $8.0 million and in 2009, FDIC insurance expense increased by $9.5 million to $11.0 million. Park’s management expects that insurance expense will be between $6 million to $8 million in 2011.

The subcategory “other” expense includes expenses for supplies, travel, charitable contributions, amortization of low income housing tax investments, expenses pertaining to other real estate owned and other miscellaneous expenses. The subcategory other expense increased by $364,000 or 2.4% to $15.3 million in 2010 and decreased by $3.4 million or 18.4% to $14.9 million in 2009. The decrease in the subcategory other expense in 2009 was primarily due to a $1.9 million decrease to $2.2 million in other real estate owned expense.

A year ago, Park’s management projected that total other expense would be approximately $191 million in 2010. The actual expense for the year of $187.1 million was $3.9 million or 2.0% lower than the estimate. This variance was primarily due to lower than anticipated employee benefit costs. Management expects that total other expense for 2011 will be approximately $183 million to $187 million.

Income Taxes: Federal income tax expense was $17.8 million in 2010, compared to $25.4 million in 2009 and $24.3 million in 2008. State income tax expense was a credit for each of the past three years of $(1.2) million in 2010, $(2.5) million in 2009 and $(2.3) million in 2008. State income tax expense was a credit in 2010, 2009 and 2008, because Vision Bank had losses in all three years. Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with GAAP. Vision Bank is subject to state income tax in Alabama and Florida. In 2010, a state tax benefit of $1.16 million was recorded by Vision Bank, consisting of a gross benefit of $2.26 million and a valuation allowance of $1.10 million ($712,000 net of the federal income tax benefit). Management has determined that the likelihood of realizing the full deferred tax asset on state net operating loss carryforwards fails to meet the “more likely than not” level. The net operating loss carryforward period for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Statements of Income.

Federal income tax expense as a percentage of income before taxes was 23.4% in 2010, compared to 26.2% in 2009 and 68.1% in 2008. The goodwill impairment charge of $55.0 million in 2008 reduced income tax expense by approximately $1 million. For 2008, the percentage of federal income tax expense to income before taxes (adjusted for the goodwill impairment charges) was 26.8%.

A lower federal effective tax rate than the statutory rate of 35% is primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance. Park’s management expects that the federal effective income tax rate for 2011 will be approximately 26% to 28%.

CREDIT EXPERIENCE

Provision for Loan Losses: The provision for loan losses is the amount added to the allowance for loan losses to absorb future loan charge-offs. The amount of the loan loss provision is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

The provision for loan losses was $87.1 million in 2010, $68.8 million in 2009 and $70.5 million in 2008. Net loan charge-offs were $60.2 million in 2010, $52.2 million in 2009 and $57.5 million in 2008. The ratio of net loan charge-offs to average loans was 1.30% in 2010, 1.14% in 2009 and 1.32% in 2008.

The loan loss provision for Vision Bank was $61.4 million in 2010, $44.4 million in 2009 and $47.0 million in 2008. Net loan charge-offs for Vision Bank were $36.6 million in 2010, $28.9 million in 2009 and $38.5 million in 2008. Vision Bank’s ratio of net loan charge-offs to average loans was 5.48% in 2010, 4.18% in 2009 and 5.69% in 2008.

Park’s Ohio-based subsidiaries had a combined loan loss provision of $25.7 million in 2010, $24.4 million in 2009 and $23.5 million in 2008. Net loan charge-offs for Park’s Ohio-based subsidiaries were $23.6 million in 2010, $23.3 million in 2009 and $19.0 million in 2008. The net loan charge-off ratio for Park’s Ohio-based subsidiaries was 0.60% for both 2010 and 2009 and 0.52% for 2008.

At year-end 2010, the allowance for loan losses was $143.6 million or 3.03% of total loans outstanding, compared to $116.7 million or 2.52% of total loans outstanding at year-end 2009 and $100.1 million or 2.23% of total loans outstanding at year-end 2008. The increase in the allowance for loan losses as a percentage of total loans outstanding over the past three years is primarily due to an increase in specific reserves established for impaired commercial loans. As these impaired loans are resolved, management expects the allowance for loan losses as a percentage of total loans will return to historic levels. The table below provides additional information related to specific reserves on impaired commercial loans and general reserves for all other loans in Park’s portfolio at December 31, 2010, 2009 and 2008.

Table 14 – General Reserve Trends
Year Ended December 31,
(In thousands)	2010 (Restated)	2009	2008
Allowance for loan losses, end of period	$143,575	$116,717	$100,088
Specific reserves	66,904	36,721	8,875
General reserves	$76,671	$79,996	$91,213
Total loans	$4,732,685	$4,640,432	$4,491,337
Impaired commercial loans	250,933	201,143	141,343
Non-impaired loans	$4,481,752	$4,439,289	$4,349,994
Allowance for loan losses as a percentage of period end loans	3.03%	2.52%	2.23%
General reserves as a percentage of non-impaired loans	1.71%	1.80%	2.10%

Management believes that the allowance for loan losses at year-end 2010 is adequate to absorb probable incurred credit losses in the loan portfolio. See Note 1 of the Notes to Consolidated Financial Statements in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 and the discussion under the heading “Critical Accounting Policies” earlier in this discussion for additional information on management’s evaluation of the adequacy of the allowance for loan losses.

A year ago, management projected the provision for loan losses would be $45 million to $55 million in 2010. As discussed throughout the remainder of this “Credit Experience” section, the primary reasons that the provision for loan losses was greater than management’s projection were declines in collateral values for those loans that are collateral dependent and higher than anticipated new nonperforming loans. The table below provides a summary of the loan loss experience over the past five years:

Table 15 – Summary of Loan Loss Experience
(In thousands)	2010 (Restated)	2009	2008	2007	2006
Average loans
(net of unearned interest)	$4,642,478	$4,594,436	$4,354,520	$4,011,307	$3,357,278
Allowance for loan losses:
Beginning balance	116,717	100,088	87,102	70,500	69,694
Charge-offs:
Commercial, financial and agricultural	8,484	10,047	2,953	4,170	853
Real estate – construction	23,308	21,956	34,052	7,899	718
Real estate – residential	18,401	11,765	12,600	5,785	1,915
Real estate – commercial	7,748	5,662	4,126	1,899	556
Consumer	8,373	9,583	9,181	8,020	6,673
Leases	—	9	4	3	57
Total charge-offs	66,314	59,022	62,916	27,776	10,772
Recoveries:
Commercial, financial and agricultural	$1,237	$1,010	$861	$1,011	$842
Real estate – construction	813	1,322	137	180	—
Real estate – residential	1,429	1,723	1,128	718	1,017
Real estate – commercial	850	771	451	560	1,646
Consumer	1,763	2,001	2,807	3,035	3,198
Leases	—	3	31	64	150
Total recoveries	6,092	6,830	5,415	5,568	6,853
Net charge-offs	60,222	52,192	57,501	22,208	3,919
Provision charged to earnings	87,080	68,821	70,487	29,476	3,927
Allowance for loan losses of acquired bank	—	—	—	9,334	798
Ending balance	$143,575	$116,717	$100,088	$87,102	$70,500
Ratio of net charge-offs to average loans	1.30%	1.14%	1.32%	0.55%	0.12%
Ratio of allowance for loan losses to end of year loans, net of unearned interest	3.03%	2.52%	2.23%	2.06%	2.03%

The following table summarizes the allocation of the allowance for loan losses for the past five years:

Table 16 – Allocation of Allowance for Loan Losses
December 31,	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
	Allowance	Loans Per		Loans Per		Loans Per		Loans Per		Loans Per
(In thousands)	(Restated)	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
Commercial, financial and agricultural	$11,555	15.59%	$14,725	16.19%	$14,286	15.90%	$14,557	14.52%	$16,985	15.75%
Real estate – construction	70,462	8.59%	47,521	10.68%	24,794	11.88%	20,007	12.70%	4,425	6.75%
Real estate – residential	30,259	35.75%	19,753	33.51%	22,077	34.74%	15,997	35.06%	10,402	37.36%
Real estate – commercial	24,369	25.92%	23,970	24.37%	15,498	23.06%	15,989	23.51%	17,097	24.56%
Consumer	6,925	14.09%	10,713	15.18%	23,391	14.33%	20,477	14.05%	21,285	15.29%
Leases	5	0.06%	35	0.07%	42	0.09%	75	0.16%	306	0.29%
Total	$143,575	100.00%	$116,717	100.00%	$100,088	100.00%	$87,102	100.00%	$70,500	100.00%

As of December 31, 2010, Park had no significant concentrations of loans to borrowers engaged in the same or similar industries nor did Park have any loans to foreign governments.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) renegotiated loans not currently on nonaccrual; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue. Management’s policy is to place all renegotiated loans (troubled debt restructurings) on nonaccrual status. At December 31, 2010, there were $80.7 million of troubled debt restructurings included in nonaccrual loan totals. Many of these troubled debt restructurings are performing under the renegotiated terms. Management will continue to review the renegotiated loans and may determine it appropriate to move certain of these loans back to accrual status in the second half of 2011 if the loans perform in accordance with their restructured terms. Other real estate owned results from taking possession of property used as collateral for a defaulted loan.

The following is a summary of Park National Corporation’s nonaccrual loans, renegotiated loans not currently on nonaccrual, loans past due 90 days or more and still accruing and other real estate owned for the last five years:

Table 17 – Nonperforming Assets
December 31,	2010	2009	2008	2007	2006
(In thousands)	(Restated)
Nonaccrual loans	$289,268	$233,544	$159,512	$101,128	$16,004
Renegotiated loans	—	142	2,845	2,804	9,113
Loans past due 90 days or more	3,590	14,773	5,421	4,545	7,832
Total nonperforming loans	292,858	248,459	167,778	108,477	32,949
Other real estate owned	41,709	41,240	25,848	13,443	3,351
Total nonperforming assets	$334,567	$289,699	$193,626	$121,920	$36,300
Percentage of nonperforming loans to loans	6.19%	5.35%	3.74%	2.57%	0.95%
Percentage of nonperforming assets to loans	7.07%	6.24%	4.31%	2.89%	1.04%
Percentage of nonperforming assets to total assets	4.59%	4.11%	2.74%	1.88%	0.66%

Tax equivalent interest income from loans for 2010 was $269.3 million. Park has forgone interest income of approximately $19.5 million from nonaccrual loans as of December 31, 2010 that would have been earned during the year if all loans had performed in accordance with their original terms.

Vision Bank nonperforming assets for the last four years were as follows:

Table 18 – Vision Bank – Nonperforming Assets
December 31,	2010	2009	2008	2007
(In thousands)	(Restated)
Nonaccrual loans	$171,453	$148,347	$91,206	$63,015
Renegotiated loans	—	—	2,845	—
Loans past due 90 days or more	364	11,277	644	457
Total nonperforming loans	171,817	159,624	94,695	63,472
Other real estate owned	33,324	35,203	19,699	7,074
Total nonperforming assets	$205,141	$194,827	$114,394	$70,546
Percentage of nonperforming loans to loans	26.82%	23.58%	13.71%	9.93%
Percentage of nonperforming assets to loans	32.02%	28.78%	16.57%	11.04%
Percentage of nonperforming assets to total assets	25.90%	21.70%	12.47%	8.24%

Nonperforming assets for Park, excluding Vision Bank for the last five years were as follows:

Table 19 – Park Excluding Vision Bank – Nonperforming Assets
December 31,	2010	2009	2008	2007	2006
(In thousands)
Nonaccrual loans	$117,815	$85,197	$68,306	$38,113	$16,004
Renegotiated loans	—	142	—	2,804	9,113
Loans past due 90 days or more	3,226	3,496	4,777	4,088	7,832
Total nonperforming loans	121,041	88,835	73,083	45,005	32,949
Other real estate owned	8,385	6,037	6,149	6,369	3,351
Total nonperforming assets	$129,426	$94,872	$79,232	$51,374	$36,300
Percentage of nonperforming loans to loans	2.96%	2.24%	1.92%	1.26%	0.95%
Percentage of nonperforming assets to loans	3.16%	2.39%	2.08%	1.43%	1.04%
Percentage of nonperforming assets to total assets	1.99%	1.54%	1.29%	0.91%	0.66%

Economic conditions began deteriorating during the second half of 2007 and continued throughout 2008 and 2009. While conditions across the U.S. improved slightly in 2010, the economic recovery continues to be a slow process. Park and many other financial institutions throughout the country experienced a sharp increase in net loan charge-offs and nonperforming loans over the past three years. Financial institutions operating in Florida and Alabama (including Vision Bank) have been particularly hard hit by the severe recession as the demand for real estate and the price of real estate have sharply decreased.

Park had $238.7 million of commercial loans included on the watch list of potential problem commercial loans at December 31, 2010 compared to $277.7 million at year-end 2009 and $243.2 million at year-end 2008. Commercial loans include: (1) commercial, financial and agricultural loans; (2) commercial real estate loans; (3) certain real estate construction loans; and (4) certain residential real estate loans. Park’s watch list includes all criticized and classified commercial loans, defined by Park as loans rated special mention or worse, less those commercial loans currently considered to be impaired. As a percentage of year-end total loans, Park’s watch list of potential problem loans was 5.0% in 2010, 6.0% in 2009 and 5.4% in 2008. The existing conditions of these loans do not warrant classification as nonaccrual. However, these loans have shown some weakness and management performs additional analyses regarding a borrower’s ability to comply with payment terms for watch list loans.

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At December 31, 2010, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on non-accrual status. During 2009, management made a change in accounting estimate (as defined under GAAP) for the estimation of allowance for loan losses. Based on escalating losses within the Vision Bank CL&D loan portfolio, management determined that it was necessary to segregate this portion of the portfolio for both impaired CL&D credits, as well as performing CL&D loans. Management continued to utilize this methodology throughout 2010. From the date Park acquired Vision (March 9, 2007) through December 31, 2010, Vision had cumulative charge-offs within the CL&D loan portfolio of $71.0 million. Additionally, at December 31, 2010, management had established a specific reserve of $39.9 million related to those CL&D loans at Vision Bank that are deemed to be impaired. The aggregate of charge-offs in the CL&D loan portfolio since acquisition, along with the specific reserves on impaired CL&D loans at December 31, 2010, totaled $110.9 million, compared to $73.0 million at December 31, 2009. Total provision expense for Vision Bank since the date of acquisition through December 31, 2010 has been $172.2 million, compared to $110.8 million through December 31, 2009. The magnitude of the losses coming from the CL&D loan portfolio at Vision, along with the continued run-off of performing CL&D loans, led to the change in accounting estimate made by management during 2009. The following table summarizes the CL&D loan portfolio at Vision Bank:

Table 20 – Vision Bank CL&D Loan Portfolio
Year Ended December 31
(In thousands)	2010 (Restated)	2009	2008
CL&D loans, period end	$170,989	$218,263	$251,443
Performing CL&D loans, period end	84,498	132,380	191,712
Impaired CL&D loans	86,491	85,883	59,731
Specific reserve on impaired CL&D loans	39,887	21,802	3,134
Cumulative charge-offs on impaired CL&D loans	28,652	24,931	18,839
Specific reserve plus cumulative charge-offs	$68,539	$46,733	$21,973
Specific reserves plus net charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	59.5%	42.2%	28.0%

At December 31, 2010, loans considered to be impaired under GAAP totaled $250.9 million, after charge-offs of $53.6 million. At December 31, 2009, impaired loans totaled $201.1 million, after charge-offs of $43.9 million. The specific allowance for loan losses related to these impaired loans was $66.9 million at December 31, 2010 and $36.7 million at December 31, 2009. At December 31, 2010, the impaired loans and related specific reserves are summarized as follows:

Table 21 – Summary of Impaired Commercial Loans and Specific Reserves
December 31, 2010
(In thousands)	Principal Balance	Specific Reserve (Restated)
Impaired loan type:
Vision Bank impaired CL&D loans	$86,491	$39,887
Other impaired commercial loans	159,599	26,193
Vision other impaired commercial less than $250,000	4,843	824
Total	$250,933	$66,904

The specific reserves discussed above are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged-off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral and/or projected cash flows may be for amounts different from management’s estimates.

We have listed in the table below the year-end 2009 and the quarterly and year-end 2010 information pertaining to the provision for loan losses, net loan charge-offs, nonperforming loans and the allowance for loan losses:

Table 22 – Additional Allowance for Loan Losses Data
	Provision			Allowance
	for Loan	Net Loan	Nonperforming	for Loan
(In thousands)	Losses	Charge-Offs	Loans	Losses
Year-end 2009	$68,821	$52,192	$248,459	$116,717
March 2010	$16,550	$13,593	$242,411	$119,674
June 2010	13,250	12,248	255,137	120,676
September 2010	14,654	17,925	247,894	117,405
December 2010 (Restated)	42,626	16,456	292,858	143,575
Year-end 2010 (Restated)	$87,080	$60,222	$292,858	$143,575

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

As of December 31, 2010, management had taken partial charge-offs of approximately $53.6 million ($37.3 million for Vision Bank) related to the $250.9 million of commercial loans considered to be impaired, compared to charge-offs of approximately $43.9 million ($30.2 million for Vision Bank) related to the $201.1 million of impaired commercial loans at December 31, 2009. Historically, Park’s management has been quick to recognize charge-offs on problem loans. However, there is a higher level of uncertainty when valuing collateral or projecting cash flows in Vision Bank’s Florida and Alabama markets due to the illiquid nature of the collateral. In April 2009, Park engaged a third-party specialist to assist in the resolution of impaired loans at Vision Bank. Management is pleased with the success this third-party specialist experienced in the second half of 2009 and throughout 2010, as they have helped maximize the value of the impaired loans at Vision Bank. We expect to continue utilizing this third-party specialist through 2011 and thereafter, until such point in time that Vision Bank’s impaired loan portfolio shows sustained improvement.

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, during 2009, management segregated the Vision Bank CL&D loans from other commercial loans that are still accruing. The Vision CL&D loans that are still accruing at December 31, 2010 totaled $84.5 million compared to $132.4 million at December 31, 2009. Park’s loss experience, defined as charge-offs plus changes in specific reserves, on CL&D loans for the last 36 months was an annual rate of 12.92%. Management has allocated an allowance for loan losses to the $84.5 million of accruing CL&D loans based on this historical loss experience, judgmentally increased to cover approximately 1.25 years of probable incurred losses, for a total reserve of $13.5 million or 15.86%.

Further, we have allocated 15.86% to the $84.5 million of CL&D loans, regardless of the current loan grade, as this portion of the loan portfolio has experienced significant declines in collateral values, and thus if management determines that borrowers are unable to pay in accordance with the contractual terms of the loan agreement, significant specific reserves have typically been necessary. Park’s 36-month loss experience, defined as charge-offs plus changes in specific reserves, within the remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) has been 1.09% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.5 years worth of probable incurred losses within the other commercial loan portfolio, thus the total reserve for loan losses is $42.0 million or 1.71% of the outstanding principal balance of other accruing commercial loans at December 31, 2010. The overall reserve of 1.71% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.05%; special mention commercial loans are reserved at 4.15%; and substandard commercial loans are reserved at 15.35%.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 36 months, judgmentally increased to cover approximately 1.5 years of probable incurred losses.

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

CAPITAL RESOURCES

Liquidity and Interest Rate Sensitivity Management: Park’s objective in managing its liquidity is to maintain the ability to continuously meet the cash flow needs of customers, such as borrowings or deposit withdrawals, while at the same time seeking higher yields from longer-term lending and investing activities.

Cash and cash equivalents decreased by $25.3 million during 2010 to $133.8 million at year-end. Cash provided by operating activities was $126.1 million in 2010, $72.3 million in 2009 and $91.1 million in 2008. Net income (adjusted for the goodwill impairment charge in 2008) was the primary source of cash for operating activities during each year. The goodwill impairment charge of $55 million in 2008 did not impact cash or cash provided by operating activities.

Cash used in investing activities was $352.1 million in 2010, $5.3 million in 2009 and $635.0 million in 2008. Investment security transactions are the major use or source of cash in investing activities. Proceeds from the sale, repayment or maturity of securities provide cash and purchases of securities use cash. Net security transactions used cash of $187.7 million in 2010, provided cash of $202.6 million in 2009 and used cash of $304.8 million in 2008. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio, including proceeds from the sale of loans, was $152.5 million in 2010, $199.9 million in 2009 and $351.3 million in 2008.

Cash provided by financing activities was $200.6 million in 2010 and $521.8 million in 2008. For 2009, financing activities used cash of $79.2 million. A major source of cash for financing activities is the net change in deposits. In 2010, deposits decreased and used $92.6 million of cash. In 2009 and 2008, deposits increased and provided cash of $426.3 million and $322.5 million, respectively. Another major source of cash for financing activities is short-term borrowings and long-term debt. In 2010, net short-term borrowings provided $339.5 million in cash and net long-term borrowings used $17.6 million in cash. In 2009, net short-term borrowings used $335.0 million in cash and net long-term borrowings used $201.2 million in cash. In 2008, net short-term borrowings used $100.1 million in cash and net long-term borrowings provided $265.1 million in cash. Park’s management generated cash in both 2010 and 2009 from the sale of common stock previously held as treasury shares. The sale of common stock in 2010 provided cash of $33.5 million in 2010 and $53.5 million in 2009. Additionally, $35.3 million of cash was provided in 2009 from the issuance of subordinated notes and in 2008, cash of $100 million was provided from the issuance of Series A Preferred Shares.

Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings and the capability to securitize or package loans for sale. The present funding sources provide more than adequate liquidity for Park to meet its cash flow needs.

The following table shows interest rate sensitivity data for five different time intervals as of December 31, 2010:

Table 23 – Interest Rate Sensitivity
	0-3	3-12	1-3	3-5	Over 5
(In thousands)	Months	Months	Years	Years	Years	Total
Interest earning assets:
Investment securities (1)	$208,588	$476,738	$510,001	$259,940	$584,524	$2,039,791
Money market instruments	24,722	—	—	—	—	24,722
Loans (1)	1,387,774	1,550,775	1,420,010	235,936	138,190	4,732,685
Total interest earning assets	1,621,084	2,027,513	1,930,011	495,876	722,714	6,797,198
Interest bearing liabilities:
Interest bearing transaction accounts (2)	665,726	—	617,432	—	—	1,283,158
Savings accounts (2)	214,298	—	684,990	—	—	899,288
Time deposits	566,761	857,573	404,053	143,147	2,370	1,973,904
Other	1,351	—	—	—	—	1,351
Total deposits	1,448,136	857,573	1,706,475	143,147	2,370	4,157,701
Short-term borrowings	$663,669	$—	$—	$—	$—	$663,669
Long-term debt	—	16,460	16,000	500	603,773	636,733
Subordinated debentures/notes	15,000	—	25,000	35,250	—	75,250
Total interest bearing liabilities	2,126,805	874,033	1,747,475	178,897	606,143	5,533,353
Interest rate sensitivity gap	(505,721)	1,153,480	182,536	316,979	116,571	1,263,845
Cumulative rate sensitivity gap	(505,721)	647,759	830,295	1,147,274	1,263,845
Cumulative gap as a percentage of total interest earning assets	–7.44%	9.53%	12.22%	16.88%	18.59%

(1)	Investment securities and loans that are subject to prepayment are shown in the table by the earlier of their repricing date or their expected repayment dates and not by their contractual maturity. Nonaccrual loans of $289.3 million are included within the three to twelve month maturity.

(2)	Management considers interest bearing transaction accounts and savings accounts to be core deposits and, therefore, not as rate sensitive as other deposit accounts and borrowed money. Accordingly, only 52% of interest bearing transaction accounts and 24% of savings accounts are considered to reprice within one year. If all of the interest bearing checking accounts and savings accounts were considered to reprice within one year, the one year cumulative gap would change from a positive 9.53% to a negative 9.63%.

The interest rate sensitivity gap analysis provides a good overall picture of Park’s static interest rate risk position. Park’s policy is that the twelve month cumulative gap position should not exceed fifteen percent of interest earning assets for three consecutive quarters. At December 31, 2010, the cumulative interest earning assets maturing or repricing within twelve months were $3,649 million compared to the cumulative interest bearing liabilities maturing or repricing within twelve months of $3,001 million. For the twelve-month cumulative gap position, rate sensitive assets exceed rate sensitive liabilities by $648 million or 9.5% of interest earning assets.

A positive twelve month cumulative rate sensitivity gap (assets exceed liabilities) would suggest that Park’s net interest margin would increase if interest rates were to increase. Conversely, a negative twelve month cumulative rate sensitivity gap would suggest that Park’s net interest margin would decrease if interest rates were to decrease. However, the usefulness of the interest sensitivity gap analysis as a forecasting tool in projecting net interest income is limited. The gap analysis does not consider the magnitude, timing or frequency by which assets or liabilities will reprice during a period and also contains assumptions as to the repricing of transaction and savings accounts that may not prove to be correct.

A year ago, the cumulative twelve month interest rate sensitivity gap position at year-end 2009 was a positive $525 million or 8.0% of interest earning assets. The percentage of interest earning assets maturing or repricing within one year was 53.7% at year-end 2010 compared to 51.7% at year-end 2009. The percentage of interest bearing liabilities maturing or repricing within one year was 54.2% at year-end 2010 compared to 53.4% at year-end 2009.

Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin. Park’s management uses an earnings simulation model to analyze net interest income sensitivity to movements in interest rates. This model is based on actual cash flows and repricing characteristics for balance sheet instruments and incorporates market-based assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. This model also includes management’s projections for activity levels of various balance sheet instruments and noninterest fee income and operating expense. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into this earnings simulation model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure net interest income and net income. Actual results will differ from simulated results due to timing, magnitude, and frequency of interest rate changes as well as changes in market conditions and management strategies.

Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve month horizon. At December 31, 2010, the earnings simulation model projected that net income would increase by 2.4% using a rising interest rate scenario and decrease by 1.4% using a declining interest rate scenario over the next year. At December 31, 2009, the earnings simulation model projected that net income would increase by 2.2% using a rising interest rate scenario and decrease by 0.1% using a declining interest rate scenario over the next year and at December 31, 2008, the earnings simulation model projected that net income would increase by 0.6% using a rising interest rate scenario and decrease by 3.3% using a declining interest rate scenario over the next year. Consistently, over the past several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the net interest margin. Park’s net interest margin has been relatively stable over the past three years at 4.26% in 2010, 4.22% in 2009, and 4.16% in 2008. A major goal of Park’s asset/liability committee is to maintain a relatively stable net interest margin regardless of the level of interest rates. Management expects that the net interest margin will be approximately 4.10% to 4.20% in 2011.

CONTRACTUAL OBLIGATIONS

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. The following table summarizes Park’s significant and determinable obligations by payment date at December 31, 2010.

Further discussion of the nature of each specified obligation is included in the referenced Note to the Consolidated Financial Statements.

Table 24 – Contractual Obligations
December 31, 2010	Payments Due In
		0 –1	1–3	3 – 5	Over 5
(In thousands)	Note	Years	Years	Years	Years	Total
Deposits without stated maturity	8	$3,121,517	$—	$—	$—	$3,121,517
Certificates of deposit	8	1,421,463	406,924	143,147	2,369	1,973,903
Short-term borrowings	9	663,669	—	—	—	663,669
Long-term debt	10	16,523	16,143	668	603,399	636,733
Subordinated debentures/notes	11	—	—	—	75,250	75,250
Operating leases	7	1,987	3,415	2,577	4,103	12,082
Purchase obligations		2,310	—	—	—	2,310
Total contractual obligations		$5,227,469	$426,482	$146,392	$685,121	$6,485,464

The Corporation’s operating lease obligations represent short-term and long-term lease and rental payments for facilities and equipment. Purchase obligations represent obligations under agreements to purchase goods or services that are enforceable and legally binding on the Corporation.

Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements: In order to meet the financing needs of its customers, the Corporation issues loan commitments and standby letters of credit. At December 31, 2010, the Corporation had $716.6 million of loan commitments for commercial, commercial real estate, and residential real estate loans and had $24.5 million of standby letters of credit. At December 31, 2009, the Corporation had $955.3 million of loan commitments for commercial, commercial real estate and residential real estate loans and had $36.3 million of standby letters of credit.

Commitments to extend credit under loan commitments and standby letters of credit do not necessarily represent future cash requirements. These commitments often expire without being drawn upon. However, all of the loan commitments and standby letters of credit are permitted to be drawn upon in 2011. See Note 18 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for additional information on loan commitments and standby letters of credit.

The Corporation did not have any unrecorded significant contingent liabilities at December 31, 2010.

Capital: Park’s primary means of maintaining capital adequacy is through net retained earnings. At December 31, 2010, the Corporation’s stockholders’ equity was $729.7 million, compared to $717.3 million at December 31, 2009. Stockholders’ equity at December 31, 2010 was 10.02% of total assets compared to 10.19% of total assets at December 31, 2009. During 2010, Park issued an aggregate of 509,184 common shares previously held as treasury shares, at a weighted average purchase price per share of $67.99, for net proceeds of $33.5 million.

Tangible stockholders’ equity (stockholders’ equity less goodwill and other intangible assets) was $651.3 million at December 31, 2010 and was $635.5 million at December 31, 2009. At December 31, 2010, tangible stockholders’ equity was 9.04% of total tangible assets (total assets less goodwill and other intangible assets), compared to 9.13% at December 31, 2009.

Tangible common equity (tangible stockholders’ equity less $100 million related to the Series A Preferred Shares and warrant issued to the U.S. Treasury) was $551.3 million at December 31, 2010 compared to $535.5 million at December 31, 2009. At December 31, 2010, tangible common equity was 7.65% of tangible assets, compared to 7.69% at December 31, 2009.

Net income was $58.1 million in 2010, $74.2 million in 2009 and $13.7 million in 2008. The net income for 2008 includes a goodwill impairment charge at Vision Bank of $55.0 million. Excluding the goodwill impairment charge at Vision Bank, net income for 2008 would have been $68.7 million.

Preferred stock dividends paid as a result of Park’s participation in the CPP were $5.0 million in both 2010 and 2009, and $124,000 in 2008. Accretion of the discount on the Series A Preferred Shares was $807,000 in 2010, $762,000 in 2009 and $18,000 in 2008. Income available to common shareholders is net income less the preferred stock dividends and accretion. Income available to common shareholders was $52.3 million in 2010, $68.4 million in 2009 and $13.6 million in 2008 ($68.6 million excluding the goodwill impairment charge).

Cash dividends declared for common shares were $57.1 million in 2010, $53.6 million in 2009, and $52.6 million in 2008. On a per share basis, the cash dividends declared were $3.76 per share in both 2010 and 2009, and $3.77 per share in 2008.

Park did not purchase any treasury stock during 2010, 2009 or 2008. Treasury stock had a balance in stockholders’ equity of $77.7 million at December 31, 2010, $125.3 million at December 31, 2009, and $207.7 million at December 31, 2008. During 2010, Park issued 437,200 shares of common stock as a result of the exercise of warrants that were originally issued in 2009. Also during 2010, Park issued 71,984 shares of common stock resulting in a total of 509,184 shares of common stock issued in 2010, which reduced the amount of treasury stock available. The issuance of these shares out of treasury stock reduced the value of treasury stock by the weighted average cost of $47.0 million. Additionally, the value of treasury stock was reduced by $634,000 as a result of the issuance of an aggregate of 7,020 common shares to the Board of Directors of Park and Park’s bank subsidiaries (and their divisions). During 2009, Park issued 904,072 shares of common stock out of treasury stock. The issuance of these shares out of treasury stock during 2009 resulted in a reduction in treasury stock by the weighted average cost of $81.7 million. Additionally, the value of treasury stock was reduced by $634,000 as a result of the issuance of an aggregate of 7,020 common shares to directors of the Board of Directors of Park and Park’s bank subsidiaries (and their divisions).

Park did not issue any new common shares (that were not already held in treasury stock, as discussed above) in either 2010 or 2009. However, in 2010, Park recorded $0.2 million for the warrants that were issued as part of the issuance of the 71,984 common shares discussed above and also recorded a reduction of $1.1 million as warrants were either exercised or cancelled during 2010. In 2009, Park recorded $1.1 million for the common stock warrants that were issued as part of the issuance of the 904,072 shares discussed above. In 2008, Park recorded $4.3 million for the common stock warrant as part of the issuance of $100 million of Series A Preferred Shares (see Note 1 and Note 25 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2). Common stock had a balance in stockholders’ equity of $301.2 million at each of the years ended December 31, 2010, 2009, and 2008.

Accumulated other comprehensive income (loss) was ($1.9) million at December 31, 2010 compared to $15.7 million at December 31, 2009 and $10.6 million at December 31, 2008. Long-term interest rates declined significantly in the fourth quarter of 2007, continued declining in 2008 and remained low throughout 2009. In 2010, long-term interest rates remained low through the first three quarters, but then increased fairly significantly during the fourth quarter. The net unrealized gain from investment securities was $31.6 million at December 31, 2008. During the 2009 year, the change in net unrealized gains, net of tax, was an increase of $3.3 million and Park realized after-tax gains of $4.8 million, resulting in an unrealized gain of $30.1 million at December 31, 2009. During the 2010 year, the change in net unrealized gains, net of tax, was a loss of $7.3 million and Park realized after-tax gains of $7.7 million, resulting in an unrealized gain of $15.1 million at December 31, 2010. In addition, Park recognized other comprehensive loss of $2.4 million related to the change in Pension Plan assets and benefit obligations in 2010 compared to income of $6.3 million in 2009 and a loss of $16.2 million in 2008. Finally, Park has recognized other comprehensive loss of $0.1 million in 2010 due to the mark-to-market of a cash flow hedge at December 31, 2010 compared to a $0.3 million increase in comprehensive income for the year ended December 31, 2009 and a $1.3 million comprehensive loss for 2008.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts, and bank holding companies. Park’s accumulated other comprehensive income (loss) is not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.54% at December 31, 2010 and exceeded the minimum capital required by $385 million. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.24% at December 31, 2010 and exceeded the minimum capital required by $462 million. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.71% at December 31, 2010 and exceeded the minimum capital required by $386 million.

At December 31, 2010, Park exceeded the well capitalized regulatory guidelines for bank holding companies. Park exceeded the well capitalized leverage capital ratio of 5% by $315 million, exceeded the well capitalized Tier 1 risk-based capital ratio of 6% by $362 million and exceeded the well capitalized total risk-based capital ratio of 10% by $286 million.

The two financial institution subsidiaries of Park each met the well capitalized ratio guidelines at December 31, 2010. See Note 22 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A - Amendment 2 for the capital ratios for Park and its two financial institution subsidiaries.

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

Management believes the most significant impact on financial results is the Corporation’s ability to align its asset/liability management program to react to changes in interest rates.

SELECTED FINANCIAL DATA

The following table summarizes five-year financial information.

Table 25 – Consolidated Five-Year Selected Financial Data
December 31,
(Dollars in thousands,	2010	2009	2008	2007	2006
except per share data)	(Restated)
Results of Operations:
Interest income	$345,517	$367,690	$391,339	$401,824	$334,559
Interest expense	71,473	94,199	135,466	167,147	121,315
Net interest income	274,044	273,491	255,873	234,677	213,244
Provision for loan losses	87,080	68,821	70,487	29,476	3,927
Net interest income after provision for loan losses	186,964	204,670	185,386	205,201	209,317
Net gains on sale of securities	11,864	7,340	1,115	—	97
Noninterest income	63,016	73,850	83,719	71,640	64,665
Noninterest expense	187,107	188,725	234,501	224,164	141,002
Net income	58,101	74,192	13,708	22,707	94,091
Net income available to common shareholders	52,294	68,430	13,566	22,707	94,091
Per common share:
Net income per common share – basic	3.45	4.82	0.97	1.60	6.75
Net income per common share – diluted	3.45	4.82	0.97	1.60	6.74
Cash dividends declared	3.76	3.76	3.77	3.73	3.69
Average Balances:
Loans	4,642,478	4,594,436	4,354,520	4,011,307	3,357,278
Investment securities	1,746,356	1,877,303	1,801,299	1,596,205	1,610,639
Money market instruments and other	93,009	52,658	15,502	17,838	8,723
Total earning assets	6,481,843	6,524,397	6,171,321	5,625,350	4,976,640
Noninterest bearing deposits	907,514	818,243	739,993	697,247	662,077
Interest bearing deposits	4,274,501	4,232,391	3,862,780	3,706,231	3,162,867
Total deposits	5,182,015	5,050,634	4,602,773	4,403,478	3,824,944
Short-term borrowings	$300,939	$419,733	$609,219	$494,160	$375,332
Long-term debt	725,356	780,435	835,522	568,575	553,307
Stockholders’ equity	746,555	675,314	567,965	618,758	545,074
Common stockholders’ equity	649,682	579,224	565,612	618,758	545,074
Total assets	7,042,750	7,035,531	6,708,086	6,169,156	5,380,623
Ratios:
Return on average assets (x)	0.74%	0.97%	0.20%	0.37%	1.75%
Return on average common equity (x)	8.05%	11.81%	2.40%	3.67%	17.26%
Net interest margin (1)	4.26%	4.22%	4.16%	4.20%	4.33%
Dividend payout ratio	109.14%	78.27%	387.79%	232.35%	54.65%
Average stockholders’ equity to average total assets	10.60%	9.60%	8.47%	10.03%	10.13%
Leverage capital	9.54%	9.04%	8.36%	7.10%	9.96%
Tier 1 capital	13.24%	12.45%	11.69%	10.16%	14.72%
Risk-based capital	15.71%	14.89%	13.47%	11.97%	15.98%

(1)   Computed on a fully taxable equivalent basis.

(x)    Reported measure uses net income available to common stockholders.

The following table is a summary of selected quarterly results of operations for the years ended December 31, 2010 and 2009. Certain quarterly amounts have been reclassified to conform to the year-end financial statement presentation.

Table 26 – Quarterly Financial Data
(Dollars in thousands,	Three Months Ended
except per share data)	March 31	June 30	Sept. 30	Dec. 31 (Restated)
2010:
Interest income	$87,202	$87,242	$86,682	$84,391
Interest expense	19,822	18,521	17,237	15,893
Net interest income	67,380	68,721	69,445	68,498
Provision for loan losses	16,550	13,250	14,654	42,626
Gain on sale of securities	8,304	3,515	—	45
Income (loss) before income taxes	27,954	28,632	26,625	(8,474)
Net income (loss)	20,779	21,166	19,577	(3,421)
Net income (loss) available to common shareholders	19,327	19,715	18,125	(4,873)
Per common share data:
Net income (loss) per common share – basic (x)	1.30	1.30	1.19	(0.32)
Net income (loss) per common share – diluted (x)	1.30	1.30	1.19	(0.32)
Weighted-average common stock outstanding – basic	14,882,774	15,114,846	15,272,720	15,340,427
Weighted-average common stock equivalent – diluted	14,882,774	15,114,846	15,272,720	15,352,600
2009:
Interest income	$93,365	$92,092	$91,868	$90,365
Interest expense	25,132	24,098	23,406	21,563
Net interest income	68,233	67,994	68,462	68,802
Provision for loan losses	12,287	15,856	14,958	25,720
Gain on sale of securities	—	7,340	—	—
Income before income taxes	29,294	29,084	25,617	13,140
Net income	21,390	21,307	19,199	12,296
Net income available to common shareholders	19,950	19,866	17,759	10,855
Per common share data:
Net income per common share – basic (x)	1.43	1.42	1.25	0.74
Net income per common share – diluted (x)	1.43	1.42	1.25	0.74
Weighted-average common stock outstanding – basic	13,971,720	14,001,608	14,193,411	14,658,601
Weighted-average common stock equivalent – diluted	13,971,720	14,001,608	14,193,411	14,658,601

(x)    Reported measure uses net income available to common shareholders.

Non-GAAP Financial Measures: Park’s management uses certain non-GAAP (generally accepted accounting principles) financial measures to evaluate Park’s performance. Specifically, management reviews (i) net income available to common shareholders before impairment charge, (ii) net income available to common shareholders before impairment charge per common share-diluted, (iii) return on average assets before impairment charge, (iv) return on average common equity before impairment charge, and (v) the ratio of noninterest expense excluding impairment charge to net revenue (collectively, the “adjusted performance metrics”) and has included in this discussion information relating to the adjusted performance metrics for the twelve-month period ended December 31, 2008 and 2007. Management believes the adjusted performance metrics present a more reasonable view of Park’s operating performance and ensures comparability of operating performance from period to period while eliminating the one-time non-recurring impairment charges. Park has provided reconciliations of the GAAP measures to the adjusted performance metrics solely for the purpose of complying with SEC Regulation G and not as an indication that the adjusted performance metrics are a substitute for other measures determined by GAAP.

The following table displays net income available to common shareholders and related performance metrics after excluding the 2007 and 2008 goodwill impairment charges related to the Vision Bank acquisition.

Table 27
December 31,	2010	2009	2008	2007	2006
(Dollars in thousands,
except per share data)
Results of Operations:
Net income available to common shareholders excluding impairment charge (a)	$52,294	$68,430	$68,552	$76,742	$94,091
Per common share:
Net income per common share excluding impairment charge – diluted (a)	3.45	4.82	4.91	5.40	6.74
Ratios:
Return on average assets excluding impairment charge (a)(b)	0.74%	0.97%	1.02%	1.24%	1.75%
Return on average common equity excluding impairment charge (a)(x)	8.05%	11.81%	12.12%	12.40%	17.26%
Noninterest expense excluding impairment charge to net revenue (1)	54.75%	54.01%	52.59%	55.21%	50.35%

(1)	Computed on a fully taxable equivalent basis.

(x)	Reported measure uses net income available to common stockholders.

(a)	Net income for the year has been adjusted for the impairment charge to goodwill. Net income before impairment charge equals net income for the year plus the impairment charge to goodwill of $54,986 and $54,035 for 2008 and 2007, respectively.

(b)	Net income for the year available to common shareholders.

The Corporation’s common stock (symbol: PRK) is traded on the NYSE Amex. At December 31, 2010, the Corporation had 4,457 stockholders of record. The following table sets forth the high, low and closing sale prices of, and dividends declared on the common stock for each quarterly period for the years ended December 31, 2010 and 2009, as reported by NYSE Amex.

Table 28 – Market and Dividend Information
				Cash
				Dividend
			Last	Declared
	High	Low	Price	Per Share
2010:
First Quarter	$64.70	$52.58	$62.31	$0.94
Second Quarter	70.25	61.50	65.04	0.94
Third Quarter	67.54	59.35	64.04	0.94
Fourth Quarter	74.39	62.66	72.67	0.94
2009:
First Quarter	$70.10	$39.90	$55.75	$0.94
Second Quarter	70.00	53.88	56.48	0.94
Third Quarter	66.59	54.01	58.34	0.94
Fourth Quarter	62.55	56.35	58.88	0.94

Table 29 – Total Return Performance

	PERIOD ENDING
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Park National Corporation	100.00	100.03	68.13	80.20	70.09	91.85
NYSE Amex Composite	100.00	119.94	145.36	86.56	117.36	147.40
NASDAQ Bank Stocks	100.00	113.82	91.16	71.52	59.87	68.34
SNL Bank and Thrift Index	100.00	116.85	89.10	51.24	50.55	56.44

PERFORMANCE GRAPH

Table 29 compares the total return performance for Park common shares with the NYSE Amex Composite Index, the NASDAQ Bank Stocks Index and the SNL Financial Bank and Thrift Index for the five-year period from December 31, 2005 to December 31, 2010. The NYSE Amex Composite Index is a market capitalization-weighted index of the stocks listed on NYSE Amex. The NASDAQ Bank Stocks Index is comprised of all depository institutions, holding companies and other investment companies that are traded on The NASDAQ Global Select and Global Markets. Park considers a number of bank holding companies traded on The NASDAQ Global Select to be within its peer group. The SNL Financial Bank and Thrift Index is comprised of all publicly traded bank and thrift stocks researched by SNL Financial.

The NYSE Amex Financial Stocks Index includes the stocks of banks, thrifts, finance companies and securities broker-dealers. Park believes that the NASDAQ Bank Stocks Index and the SNL Financial Bank and Thrift Index are more appropriate industry indices for Park to use for the five-year total return performance comparison.

The total return for Park’s common shares has underperformed the total return of the NYSE Amex Composite Index in the five-year comparison as indicated in Table 29, but outperformed both the NASDAQ Bank Stocks Index and the SNL Bank and Thrift Index for the same five-year period. The annual compound total return on Park’s common shares for the past five years was a negative 1.7%. By comparison, the annual compound total returns for the past five years on the NYSE Amex Composite Index, the NASDAQ Bank Stocks Index and the SNL Bank and Thrift Index were positive 8.1%, negative 7.3% and negative 10.8%, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 9 and Table 23 included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2, Park’s tax equivalent net interest margin has remained fairly stable over each of the three fiscal years ended December 31, 2010, 2009 and 2008. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 4.26%, 4.22% and 4.16% for each of the fiscal years ended December 31, 2010, 2009 and 2008, respectively. As noted in Note 21 of the Notes to Consolidated Financial Statements under the caption “Fair Values”, included in “Item 8 – Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A – Amendment 2, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25,000,000 issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2 and in Notes 19 and 21 of the Notes to Consolidated Financial Statements, included in “Item 8 – Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A – Amendment 2, is incorporated herein by reference. The discussion of interest rate sensitivity included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2, is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A – Amendment 2 and in Note 18 of the Notes to Consolidated Financial Statements, included in “Item 8 – Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A – Amendment 2, is incorporated herein by reference.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2010 and 2009, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2010, 2009 and 2008, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) are included herein and set forth on pages F-__ through F-__ herein.

Quarterly Financial Data provided in “Table 26 – Quarterly Financial Data” and the accompanying disclosure included in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II of this 2010 Form 10-K/A - Amendment 2, is also incorporated herein by reference.

CONSOLIDATED BALANCE SHEETS

PARK NATIONAL CORPORATION AND SUBSIDIARIES

at December 31, 2010 and 2009 (In thousands, except share and per share data)

ASSETS
	2010 (Restated)	2009
Cash and due from banks	$109,058	$116,802
Money market instruments	24,722	42,289
Cash and cash equivalents	133,780	159,091
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,274,258 and $1,241,381 at December 31, 2010 and 2009, respectively)	1,297,522	1,287,727
Securities held-to-maturity, at amortized cost (fair value of $686,114 and $523,450 at December 31, 2010 and 2009, respectively)	673,570	506,914
Other investment securities	68,699	68,919
Total investment securities	2,039,791	1,863,560
Total loans	4,732,685	4,640,432
Allowance for loan losses	(143,575)	(116,717)
Net loans	4,589,110	4,523,715
Other assets:	146,450
Bank owned life insurance		137,133
Goodwill	72,334	72,334
Other intangibles	6,043	9,465
Premises and equipment, net	69,567	69,091
Accrued interest receivable	24,137	24,354
Other real estate owned	41,709	41,240
Mortgage loan servicing rights	10,488	10,780
Other	148,852	129,566
Total other assets	519,580	493,963
Total assets	$7,282,261	$7,040,329

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS	(CONTINUED)

PARK NATIONAL CORPORATION AND SUBSIDIARIES

at December 31, 2010 and 2009 (In thousands, except share and per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	2010 (Restated)	2009
Deposits:	$937,719
Noninterest bearing		$897,243
Interest bearing	4,157,701	4,290,809
Total deposits	5,095,420	5,188,052
Short-term borrowings	663,669	324,219
Long-term debt	636,733	654,381
Subordinated debentures	75,250	75,250
Total borrowings	1,375,652	1,053,850
Other liabilities:
Accrued interest payable	6,123	9,330
Other	75,358	71,833
Total other liabilities	81,481	81,163
Total liabilities	6,552,553	6,323,065

COMMITMENTS AND CONTINGENCIES
Stockholders’ equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,290	96,483
Common stock, no par value (20,000,000 shares authorized; 16,151,062 shares issued at December 31, 2010 and 16,151,112 issued at December 31, 2009)	301,204	301,208
Common stock warrants	4,473	5,361
Accumulated other comprehensive income (loss), net	(1,868)	15,661
Retained earnings	406,342	423,872
Less: Treasury stock (752,128 shares at December 31, 2010 and 1,268,332 shares at December 31, 2009)	(77,733)	(125,321)
Total stockholders’ equity	729,708	717,264
Total liabilities and stockholders’ equity	$7,282,261	$7,040,329

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

PARK NATIONAL CORPORATION AND SUBSIDIARIES

for the years ended December 31, 2010, 2009 and 2008 (In thousands, except per share data)

	2010 (Restated)	2009	2008
Interest and dividend income:	$267,692
Interest and fees on loans		$275,599	$301,163
Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	76,839	90,558	87,711
Obligations of states and political subdivisions	786	1,417	2,171
Other interest income	200	116	294
Total interest and dividend income	345,517	367,690	391,339
Interest expense:
Interest on deposits:
Demand and savings deposits	5,753	10,815	22,633
Time deposits	36,212	53,805	67,259
Interest on short-term borrowings	1,181	3,209	14,469
Interest on long-term debt	28,327	26,370	31,105
Total interest expense	71,473	94,199	135,466
Net interest income	274,044	273,491	255,873
Provision for loan losses	87,080	68,821	70,487
Net interest income after provision for loan losses	186,964	204,670	185,386
Other income:
Income from fiduciary activities	13,874	12,468	13,937
Service charges on deposit accounts	19,717	21,985	24,296
Net gains on sales of securities	11,864	7,340	1,115
Other service income	13,816	18,767	8,882
Checkcard fee income	11,177	9,339	8,695
Bank owned life insurance income	4,978	5,050	5,102
ATM fees	2,951	3,082	3,063
OREO devaluations	(13,206)	(6,818)	(2,948)
Net gain on sale of credit card portfolio	—	—	7,618
Income from sale of merchant processing	—	—	4,200
Other	9,709	9,977	10,874
Total other income	$74,880	$81,190	$84,834

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME	(CONTINUED)

PARK NATIONAL CORPORATION AND SUBSIDIARIES

for the years ended December 31, 2010 2009 and 2008 (In thousands, except per share data)

	2010 (Restated)	2009	2008
Other expense:
Salaries and employee benefits	$98,315	$101,225	$99,018
Goodwill impairment charge	—	—	54,986
Data processing fees	5,728	5,674	7,121
Professional fees and services	19,972	15,935	12,801
Net occupancy expense of bank premises	11,510	11,552	11,534
Amortization of intangibles	3,422	3,746	4,025
Furniture and equipment expense	10,435	9,734	9,756
Insurance	8,983	12,072	2,322
Marketing	3,656	3,775	4,525
Postage and telephone	6,648	6,903	7,167
State taxes	3,171	3,206	2,989
Other	15,267	14,903	18,257
Total other expense	187,107	188,725	234,501
Income before income taxes	74,737	97,135	35,719
Income taxes	16,636	22,943	22,011
Net income	$58,101	$74,192	$13,708
Preferred stock dividends and accretion	5,807	5,762	142
Income available to common shareholders	$52,294	$68,430	$13,566
Earnings per common share:
Basic	$3.45	$4.82	$0.97
Diluted	$3.45	$4.82	$0.97

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF
CHANGES IN STOCKHOLDERS’ EQUITY

PARK NATIONAL CORPORATION AND SUBSIDIARIES

for the years ended December 31, 2010, 2009 and 2008 (In thousands, except share and per share data)

	Preferred Stock		Common Stock				Accumulated
							Other
	Shares		Shares		Retained	Treasury	Comprehensive		Comprehensive
	Outstanding	Amount	Outstanding	Amount	Earnings	Stock	Income (Loss)	Total	Income
Balance, January 1, 2008	—	$—	13,964,576	$301,213	$489,511	$(208,104)	$(2,608)	$580,012
Net income					13,708	—	—	13,708	$13,708
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $(8,735)							(16,223)	(16,223)	(16,223)
Unrealized net holding loss on cash flow hedge, net of income taxes of $(678)							(1,259)	(1,259)	(1,259)
Unrealized net holding gain on
securities available-for-sale,
net of income taxes of $16,522							30,686	30,686	30,686
Total comprehensive income									$26,912
Cash dividends, $3.77 per share			—	—	(52,608)	—	—	(52,608)
Cash payment for fractional shares
in dividend reinvestment plan			(49)	(3)	—	—	—	(3)
Cumulative effect of new accounting pronouncement pertaining to endorsement split-dollar life insurance					(11,634)			(11,634)
SFAS No. 158 measurement date
adjustment, net of taxes of $(178)					(331)			(331)
Preferred stock issued	100,000	100,000						100,000
Discount on preferred stock issued		(4,297)						(4,297)
Accretion of discount on preferred stock		18			(18)			—
Common stock warrant issued			—	4,297				4,297
Preferred stock dividends					(124)			(124)
Treasury stock reissued for
director grants			7,200			439		439
Balance, December 31, 2008	100,000	$95,721	13,971,727	$305,507	$438,504	$(207,665)	$10,596	$642,663
Net income			—	—	74,192	—	—	74,192	$74,192
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $3,383							6,283	6,283	6,283
Unrealized net holding gain on
cash flow hedge, net of
income taxes of $159							295	295	295
Unrealized net holding loss on
securities available-for-sale,
net of income taxes of $(815)							(1,513)	(1,513)	(1,513)
Total comprehensive income									$79,257
Cash dividends, $3.76 per share			—	—	(53,563)	—	—	(53,563)
Cash payment for fractional shares
in dividend reinvestment plan			(39)	(2)	—	—	—	(2)
Reissuance of common stock
from treasury shares held			904,072	—	(29,299)	81,710	—	52,411
Accretion of discount on preferred stock		762			(762)			—
Common stock warrants issued			—	1,064				1,064
Preferred stock dividends					(5,000)			(5,000)
Treasury stock reissued for
director grants			7,020		(200)	634		434
Balance, December 31, 2009	100,000	$96,483	14,882,780	$306,569	$423,872	$(125,321)	$15,661	$717,264
Net income (Restated)			—	—	58,101	—	—	58,101	$58,101
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $(1,307)							(2,427)	(2,427)	(2,427)
Unrealized net holding loss on
cash flow hedge, net of
income taxes of $(53)							(98)	(98)	(98)
Unrealized net holding loss on
securities available-for-sale,
net of income taxes of $(8,078)							(15,004)	(15,004)	(15,004)
Total comprehensive income (Restated)									$40,572
Cash dividends, $3.76 per share			—	—	(57,076)	—	—	(57,076)
Cash payment for fractional shares in dividend reinvestment plan			(50)	(4)	—	—	—	(4)
Reissuance of common stock
from treasury shares held			509,184	(898)	(12,729)	46,954		33,327
Accretion of discount on preferred stock		807			(807)			—
Common stock warrants issued			—	176				176
Common stock warrants cancelled				(166)	166			—
Preferred stock dividends					(5,000)			(5,000)
Treasury stock reissued for
director grants			7,020		(185)	634		449
Balance, December 31, 2010 (Restated)	100,000	$97,290	15,398,934	$305,677	$406,342	$(77,733)	$(1,868)	$729,708

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PARK NATIONAL CORPORATION AND SUBSIDIARIES

for the years ended December 31, 2010, 2009 and 2008 (In thousands)

	2010 (Restated)	2009	2008
Operating activities:
Net income	$58,101	$74,192	$13,708
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	87,080	68,821	70,487
Amortization of loan fees and costs, net	(9)	(1,378)	(4,650)
Provision for depreciation	7,126	7,473	7,517
Other than temporary impairment on investment securities	23	613	980
Goodwill impairment charge	—	—	54,986
Amortization of intangible assets	3,422	3,746	4,025
Accretion of investment securities	(2,413)	(2,682)	(1,592)
Gain on sale of credit card portfolio	—	—	(7,618)
Deferred income tax (benefit)	(9,603)	(8,932)	(1,590)
Realized net investment security gains	(11,864)	(7,340)	(1,115)
Stock dividends on Federal Home Loan Bank stock	—	—	(2,269)
Compensation expense for issuance of treasury stock to directors	449	434	439
Changes in assets and liabilities:
Increase in other assets	(6,358)	(31,987)	(42,409)
Increase (decrease) in other liabilities	180	(30,622)	239
Net cash provided by operating activities	126,134	72,338	91,138
Investing activities:
Proceeds from sales of available-for-sale securities	460,192	204,304	80,894
Proceeds from maturities of securities:
Held-to-maturity	146,986	40,105	7,116
Available-for-sale	2,238,059	426,841	303,160
Purchase of securities:
Held-to-maturity	(313,642)	(118,667)	(270,045)
Available-for-sale	(2,719,265)	(349,895)	(422,512)
Proceeds from sale of credit card portfolio	—	—	38,841
Net decrease (increase) in other investments	220	(114)	(3,371)
Net loan originations, excluding loan sales	(595,835)	(814,981)	(512,752)
Proceeds from sale of loans	443,369	615,072	161,475
Purchases of bank owned life insurance, net	(4,562)	—	(8,401)
Purchases of premises and equipment, net	(7,602)	(8,011)	(9,436)
Net cash used in investing activities	(352,080)	(5,346)	(635,031)
Financing activities:
Net (decrease) increase in deposits	(92,632)	426,302	322,511
Net increase (decrease) in short-term borrowings	339,450	(334,977)	(100,122)
Issuance of preferred stock	—	—	100,000
Issuance of treasury stock, net	33,541	53,475	—
Proceeds from issuance of subordinated notes	—	35,250	—
Proceeds from long-term debt	—	60,100	690,100
Repayment of long-term debt	(17,648)	(261,278)	(424,951)
Cash dividends paid	(62,076)	(58,035)	(65,781)
Net cash provided by (used in) financing activities	200,635	(79,163)	521,757
Decrease in cash and cash equivalents	(25,311)	(12,171)	(22,136)
Cash and cash equivalents at beginning of year	159,091	171,262	193,398
Cash and cash equivalents at end of year	$133,780	$159,091	$171,262

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

1A. RESTATEMENT OF FINANCIAL STATEMENTS

In January 2012, management determined that (i) Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, should be restated.

The accounting treatment giving rise to the restatement was the inclusion of estimated future cash flows supporting the allowance for loan losses related to certain impaired commercial loans. For the year ended December 31, 2010, as part of Park’s process to measure impairment on certain impaired commercial loans at Vision Bank, management had relied on expected future cash flows from guarantors, as to whom we were in litigation. Management determined that reliance on expected future cash flows, which may require protracted litigation to actually be received, is inappropriate given the difficulty in obtaining objective verifiable evidence supporting a conclusion as to the amount and timing of the expected cash flows. GAAP requires that our assumptions be “reasonable and supportable” and the facts and circumstances around the existence of protracted litigation make this assumption more difficult to support.

The restatement also reflects certain OREO devaluations and additional loan loss provisions that are not related to guarantor support. These expense items are related to valuation issues identified at December 31, 2010, where Vision Bank management utilized (i) the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain OREO held by Vision Bank, and management did not have sufficient documentation to support the estimates of this third-party contractor, and (ii) internal estimates of collateral value when calculating specific reserves for certain impaired loans when, at times, such internal estimates were outdated. The impact is to reverse provisions for loan losses and OREO devaluations originally recorded in 2011 and recognize these provisions for loan losses and OREO devaluations in the restated audited consolidated financial statements for the year ended December 31, 2010.

The tables below detail the restated financial statement line items and Park’s regulatory capital ratios for the year ended December 31, 2010.

Effect on Consolidated Balance Sheets
	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Allowance for loan losses	$121,397	$143,575	$22,178
Net loans	4,611,288	4,589,110	(22,178)
Other real estate owned	44,325	41,709	(2,616)
Other assets	140,174	148,852	8,678
Total Assets	7,298,377	7,282,261	(16,116)
Retained Earnings	422,458	406,342	(16,116)
Total stockholders’ equity	745,824	729,708	(16,116)
Total liabilities and stockholders’ equity	7,298,377	7,282,261	(16,116)

Effect on Consolidated Statements of Income
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$64,902	$87,080	$22,178
Net interest income after provision for loan losses	209,142	186,964	(22,178)
OREO devaluations	(10,590)	(13,206)	(2,616)
Total other income	77,496	74,880	(2,616)
Income before income taxes	99,531	74,737	(24,794)
Income taxes	25,314	16,636	(8,678)
Net income	74,217	58,101	(16,116)
Net income available to common shareholders	68,410	52,294	(16,116)

Earnings per common share
Basic	$4.51	$3.45	$(1.06)
Diluted	$4.51	$3.45	$(1.06)

Effect on Consolidated Statements of Changes in Stockholders' Equity
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$74,217	$58,101	$(16,116)
Total comprehensive income	56,688	40,572	(16,116)
Retained earnings, December 31, 2010	422,458	406,342	(16,116)
Total stockholders’ equity, December 31, 2010	745,824	729,708	(16,116)

Effect on Consolidated Statements of Cash Flows
	Year Ended December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Net income	$74,217	$58,101	$(16,116)
Provision for loan losses	64,902	87,080	22,178
Deferred income tax (benefit)	(925)	(9,603)	(8,678)
(Increase) in other assets	(8,974)	(6,358)	2,616

Effect on Park National Corporation's Capital Ratios
	December 31, 2010
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	9.77%	9.54%	-0.23%
Tier 1 Risk-based Capital Ratio	13.52%	13.24%	-0.28%
Total Risk-based Capital Ratio	15.98%	15.71%	-0.27%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans were as follows at December 31, 2009:

December 31 (In thousands)	2009
Year-end loans with no allocated allowance for loan losses	$77,487
Year-end loans with allocated allowance for loan losses	123,656
Total	$201,143
Amount of the allowance for loan losses allocated	$36,721

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010.

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
(In thousands)	Balance (Restated)	Investment (Restated)	Allocated (Restated)
With no related allowance recorded
Commercial, financial and agricultural	$9,347	$8,891	$—
Commercial real estate	21,526	17,170	—
Construction real estate:
Vision commercial land and development	11,206	7,847	—
Remaining commercial	12,305	11,743	—
Residential real estate:
Commercial	46,344	43,031	—
With an allowance recorded
Commercial, financial and agricultural	11,801	10,314	3,028
Commercial real estate	44,789	40,760	12,652
Construction real estate:
Vision commercial land and development	103,937	78,644	39,887
Remaining commercial	23,563	15,337	5,425
Residential real estate:
Commercial	19,716	17,196	5,912
Total	$304,534	$250,933	$66,904

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At December 31, 2010, there were $12.0 million in partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and an additional $41.6 million of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at December 31, 2010 and 2009, of $66.9 million and $36.7 million, respectively, related to loans with a recorded investment of $162.3 million and $123.7 million.

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

Management transfers a loan to other real estate owned at the time that Park takes possession of the asset. At December 31, 2010 and 2009, Park had $41.7 million and $41.2 million, respectively, of other real estate owned. Other real estate owned at Vision Bank has decreased from $35.2 million at December 31, 2009 to $33.3 million at December 31, 2010.

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

6. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

(In thousands)	2010 (Restated)	2009	2008
Average loans	$4,642,478	$4,594,436	$4,354,520
Allowance for loan losses:
Beginning balance	$116,717	$100,088	$87,102
Charge-offs:
Commercial, financial and agricultural	8,484	10,047	2,953
Commercial real estate	7,748	5,662	4,126
Construction real estate	23,308	21,956	34,052
Residential real estate	18,401	11,765	12,600
Consumer	8,373	9,583	9,181
Lease financing	—	9	4
Total charge-offs	66,314	59,022	62,916
Recoveries:
Commercial, financial and agricultural	1,237	1,010	861
Commercial real estate	850	771	451
Construction real estate	813	1,322	137
Residential real estate	1,429	1,723	1,128
Consumer	1,763	2,001	2,807
Lease financing	—	3	31
Total recoveries	6,092	6,830	5,415
Net charge-offs	60,222	52,192	57,501
Provision for loan losses	87,080	68,821	70,487
Ending balance	$143,575	$116,717	$100,088
Ratio of net charge-offs to average loans	1.30%	1.14%	1.32%
Ratio of allowance for loan losses to end of period loans	3.03%	2.52%	2.23%

The composition of the allowance for loan losses at December 31, 2010, as restated, was as follows:

(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$12,652	$45,312	$5,912	$-	$-	$66,904
Collectively evaluated for impairment	8,527	11,717	25,150	24,347	6,925	5	76,671
Total ending ALLL balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	21.84%	39.90%	9.82%	-	-	26.66%
Loans collectively evaluated for impairment	1.19%	1.00%	8.59%	1.49%	1.04%	0.19%	1.71%
Total ending balance	1.57%	1.99%	17.33%	1.79%	1.04%	0.19%	3.03%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The composition of the allowance for loan losses at December 31, 2009 was as follows:

	Outstanding	Allowance	ALL as a % of
(In thousands)	Loan Balance	for Loan Losses	Loan Balance
Loans collectively evaluated for impairment	$4,439,289	$79,996	1.80%
Loans indivdually evaluated for impairment	201,143	36,721	18.26%
Total loans and allowance for loan losses	$4,640,432	$116,717	2.52%

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
F-21

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

14. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Corporation’s deferred tax assets and liabilities are as follows:

December 31 (in thousands)	2010 (Restated)	2009
Deferred tax assets:
Allowance for loan losses	$52,418	$42,236
Accumulated other comprehensive loss – interest rate swap	572	519
Accumulated other comprehensive loss – pension plan	8,576	7,269
Intangible assets	2,156	2,756
Deferred compensation	4,123	4,348
OREO devaluations	7,171	2,380
State net operating loss carryforwards	2,812	1,725
Other	4,988	5,273
Valuation allowance	(1,492)	—
Total deferred tax assets	$81,325	$66,506
Deferred tax liabilities:
Accumulated other comprehensive income – unrealized gains on securities	$8,142	$16,221
Deferred investment income	10,199	10,201
Pension plan	16,835	12,664
Mortgage servicing rights	3,671	3,773
Purchase accounting adjustments	2,150	3,228
Other	2,176	1,285
Total deferred tax liabilities	$43,173	$47,372
Net deferred tax assets	$38,152	$19,134

Park performs an analysis to determine if a valuation allowance against deferred tax assets is required in accordance with GAAP. Vision Bank is subject to state income tax in Alabama and Florida. A state tax benefit of $1.16 million was recorded by Vision Bank, consisting of a gross benefit of $3.45 million and a valuation allowance of $2.29 million. In the schedule of deferred taxes, the valuation allowance is shown net of the federal tax benefit of $803,000. Management has determined that the likelihood of realizing the full deferred tax asset on state net operating loss carryforwards fails to meet the more likely than not level. The net operating loss carryforward period for the state of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carryforward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided to record a valuation allowance against new state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank.

Management has determined that it is not required to establish a valuation allowance against remaining deferred tax assets in accordance with GAAP since it is more likely than not that the deferred tax assets will be fully utilized in future periods.

F-22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the provision for federal and state income taxes are shown below:

December 31 (in thousands)	2010 (Restated)	2009	2008
Currently payable
Federal	$26,130	$32,148	$23,645
State	109	(273)	(44)
Deferred
Federal	(8,333)	(6,745)	697
State	(3,564)	(2,187)	(2,287)
Valuation allowance
Federal	—	—	—
State	2,294	—	—
Total	$16,636	$22,943	$22,011

The following is a reconciliation of income tax expense to the amount computed at the statutory rate of 35% for the years ended December 31, 2010, 2009 and 2008.

December 31	2010 (Restated)	2009	2008
Statutory federal corporate tax rate	35.0%	35.0%	35.0%
Changes in rates resulting from:
Tax-exempt interest income, net of disallowed interest	(1.7)%	(1.3)%	(3.5)%
Bank owned life insurance	(2.3)%	(1.8)%	(5.0)%
Tax credits (low income housing)	(6.6)%	(4.8)%	(11.7)%
Goodwill impairment	—	—	50.7%
State income tax expense, net of federal benefit	(3.0)%	(1.6)%	(4.2)%
Valuation allowance, net of federal benefit	2.0%	—	—
Other	(1.1)%	(1.9)%	0.3%
Effective tax rate	22.3%	23.6%	61.6%

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
F-23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. EARNINGS PER COMMON SHARE

GAAP requires the reporting of basic and diluted earnings per common share. Basic earnings per common share excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted earnings per common share:

Year ended December 31
(in thousands, except per share data)	2010 (Restated)	2009	2008
Numerator:
Net income available to common shareholders	$52,294	$68,430	$13,566
Denominator:
Basic earnings per common share:
Weighted-average shares	15,152,692	14,206,335	13,965,219
Effect of dilutive securities – stock options and warrants	3,043	—	114
Diluted earnings per common share:
Adjusted weighted-average shares and assumed conversions	15,155,735	14,206,335	13,965,333
Earnings per common share:
Basic earnings per common share	$3.45	$4.82	$0.97
Diluted earnings per common share	$3.45	$4.82	$0.97

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

Assets and Liabilities Measured on a Nonrecurring Basis

The following table presents financial assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at December 31, 2010 (as restated) Using:
				Balance at
(In thousands)	(Level 1)	(Level 2)	(Level 3) (Restated)	12/31/10 (Restated)
Impaired loans:
Commercial, financial and agricultural	$—	$—	$8,276	$8,276
Commercial real estate	—	—	32,229	32,229
Construction real estate:
Vision commercial land and development	—	—	42,274	42,274
Remaining commercial	—	—	10,465	10,465
Residential real estate	—	—	16,399	16,399
Total impaired loans	$—	$—	$109,643	$109,643
Mortgage servicing rights	—	3,813	—	3,813
Other real estate owned	—	—	41,709	41,709
Fair Value Measurements at December 31, 2009 Using:
				Balance at
(In thousands)	(Level 1)	(Level 2)	(Level 3)	12/31/09
Impaired loans	$—	$—	$109,818	$109,818
Mortgage servicing rights	—	10,780	—	10,780
Other real estate owned	—	—	41,240	41,240

Impaired loans, which are usually measured for impairment using the fair value of collateral or present value of expected future cash flows, had a book value of $250.9 million at December 31, 2010, after partial charge-offs of $53.6 million. In addition, these loans had a specific valuation allowance of $66.9 million. Of the $250.9 million impaired loan portfolio, loans with a book value of $176.5 million were carried at their fair value of $109.6 million, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $74.4 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeded the book value for each individual credit. At December 31, 2009, impaired loans had a book value of $201.1 million. Of these, $109.8 million were carried at fair value, as a result of partial charge-offs of $43.4 million and a specific valuation allowance of $36.7 million. The remaining $91.3 million of impaired loans at December 31, 2009 were carried at cost.

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

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. At December 31, 2010 and 2009, the estimated fair value of OREO, less estimated selling costs amounted to $41.7 million and $41.2 million, respectively. The financial impact of OREO valuation adjustments for the year ended December 31, 2010 was $13.2 million.

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

The fair value of financial instruments at December 31, 2010 and December 31, 2009, was as follows:
	2010		2009
December 31,	Carrying	Fair	Carrying	Fair
(In thousands)	Value	Value	Value	Value
Financial assets:
Cash and money market instruments	$133,780	$133,780	$159,091	$159,091
Investment securities	1,971,092	1,983,636	1,794,641	1,811,177
Accrued interest receivable	24,137	24,137	24,354	24,354
Mortgage loans held for sale	8,340	8,340	9,551	9,551
Impaired loans carried at fair value (Restated)	109,643	109,643	109,818	109,818
Other loans (Restated)	4,471,127	4,490,855	4,404,346	4,411,526
Loans receivable, net	$4,589,110	$4,608,838	$4,523,715	$4,530,895
Financial liabilities:
Noninterest bearing checking	$937,719	$937,719	$897,243	$897,243
Interest bearing transaction accounts	1,283,159	1,283,159	1,193,845	1,193,845
Savings	899,288	899,288	873,137	873,137
Time deposits	1,973,903	1,990,163	2,222,537	2,234,599
Other	1,351	1,351	1,290	1,290
Total deposits	$5,095,420	$5,111,680	$5,188,052	$5,200,114
Short-term borrowings	663,669	663,669	324,219	324,219
Long-term debt	636,733	699,080	654,381	703,699
Subordinated debentures/notes	75,250	63,099	75,250	64,262
Accrued interest payable	6,123	6,123	9,330	9,330
Derivative financial instruments:
Interest rate swap	$1,634	$1,634	$1,483	$1,483
Fair value swap	60	60	500	500

22. CAPITAL RATIOS

At December 31, 2010 and 2009, the Corporation and each of its two separately chartered banks had Tier 1, total risk-based capital and leverage ratios which were well above both the required minimum levels of 4.00%, 8.00% and 4.00%, respectively, and the well-capitalized levels of 6.00%, 10.00% and 5.00%, respectively.

The following table indicates the capital ratios for Park and each subsidiary at December 31, 2010 and December 31, 2009.

	2010			2009
	Tier 1	Total		Tier 1	Total
	Risk-	Risk-		Risk-	Risk-
	Based	Based	Leverage	Based	Based	Leverage
Park National Bank	9.43%	11.38%	6.68%	8.81%	10.89%	6.27%
Vision Bank (Restated)	11.75%	13.12%	9.12%	13.15%	14.46%	10.77%
Park (Restated)	13.24%	15.71%	9.54%	12.45%	14.89%	9.04%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects various measures of capital for Park and each of PNB and VB:

			To Be Adequately Capitalized		To Be Well Capitalized
(In thousands)	Actual Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2010:
Total risk-based capital (to risk-weighted assets)
PNB	$495,668	11.38%	$348,452	8.00%	$435,565	10.00%
VB (1) (Restated)	80,305	13.12%	50,249	8.00%	62,812	10.00%
Park (Restated)	786,214	15.71%	401,590	8.00%	501,988	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
PNB	$410,879	9.43%	$174,226	4.00%	$261,339	6.00%
VB (Restated)	71,897	11.75%	25,125	4.00%	37,687	6.00%
Park (Restated)	662,390	13.24%	200,795	4.00%	301,193	6.00%
Leverage ratio (to average total assets)
PNB	$410,879	6.68%	$246,084	4.00%	$307,605	5.00%
VB (1) (Restated)	71,897	9.12%	32,585	4.00%	40,732	5.00%
Park (Restated)	662,390	9.54%	277,824	4.00%	347,280	5.00%

At December 31, 2009:
Total risk-based capital (to risk-weighted assets)
PNB	$473,694	10.89%	$348,013	8.00%	$435,016	10.00%
VB	103,819	14.46%	57,454	8.00%	71,817	10.00%
Park	758,291	14.89%	407,366	8.00%	509,207	10.00%
Tier 1 risk-based capital (to risk-weighted assets)
PNB	$383,296	8.81%	$174,006	4.00%	$261,010	6.00%
VB	94,408	13.15%	28,727	4.00%	43,090	6.00%
Park	633,726	12.45%	203,683	4.00%	305,524	6.00%
Leverage ratio (to average total assets)
PNB	$383,296	6.27%	$244,368	4.00%	$305,460	5.00%
VB	94,408	10.77%	35,054	4.00%	43,818	5.00%
Park	633,726	9.04%	280,286	4.00%	350,357	5.00%

(1)  Park management has agreed to maintain Vision Bank’s total risk-based capital at 16.00% and the leverage ratio at 12.00%. As a result of the restatement, Vision Bank’s total risk-based capital ratio declined from 19.55% as originally reported to 13.12% and its leverage ratio declined from 14.05% as originally reported to 9.12%.

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

Operating Results for the year ended December 31, 2010 (In thousands)
	PNB	VB (Restated)	All Other	Total (Restated)
Net interest income	$237,281	$27,867	$8,896	$274,044
Provision for loan losses	23,474	61,407	2,199	87,080
Other income (loss)	80,512	(6,023)	391	74,880
Other expense	144,051	31,623	11,433	187,107
Income (loss) before taxes	150,268	(71,186)	(4,345)	74,737
Income taxes (benefit)	47,320	(25,773)	(4,911)	16,636
Net income (loss)	$102,948	$(45,413)	$566	$58,101
Balances at December 31, 2010:
Assets	$6,495,558	$791,945	$(5,242)	$7,282,261
Loans	4,074,775	640,580	17,330	4,732,685
Deposits	4,622,693	633,432	(160,705)	5,095,420
Operating Results for the year ended December 31, 2009 (In thousands)
	PNB	VB	All Other	Total
Net interest income	$236,107	$25,634	$11,750	$273,491
Provision for loan losses	22,339	44,430	2,052	68,821
Other income (loss)	82,770	(2,047)	467	81,190
Other expense	148,048	28,091	12,586	188,725
Income (loss) before taxes	148,490	(48,934)	(2,421)	97,135
Income taxes (benefit)	47,032	(18,824)	(5,265)	22,943
Net income (loss)	$101,458	$(30,110)	$2,844	$74,192
Balances at December 31, 2009:
Assets	$6,182,257	$897,981	$(39,909)	$7,040,329
Loans	3,950,599	677,018	12,815	4,640,432
Deposits	4,670,113	688,900	$(170,961)	5,188,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Results for the year ended December 31, 2008 (In thousands)
	PNB	VB	All Other	Total
Net interest income	$219,843	$27,065	$8,965	$255,873
Provision for loan losses	21,512	46,963	2,012	70,487
Other income	81,310	3,014	510	84,834
Goodwill impairment charge	—	54,986	—	54,986
Other expense	137,295	27,149	15,071	179,515
Income (loss) before taxes	142,346	(99,019)	(7,608)	35,719
Income taxes (benefit)	47,081	(17,832)	(7,238)	22,011
Net income (loss)	$95,265	$(81,187)	$(370)	$13,708
Balances at December 31, 2008:
Assets	$6,243,365	$917,041	$(89,686)	$7,070,720
Loans	3,790,867	690,472	9,998	4,491,337
Deposits	4,210,439	636,635	(85,324)	4,761,750

Reconciliation of financial information for the reportable segments to the Corporation’s consolidated totals:
	Net Interest	Depreciation	Other	Income
(In thousands)	Income	Expense	Expense	Taxes	Assets	Deposits
2010 (as restated):
Totals for reportable segments	$265,148	$7,109	$168,565	$21,547	$7,287,503	$5,256,125
Elimination of intersegment items	—	—	—	—	(77,876)	(160,705)
Parent Co. and GFC totals – not eliminated	8,896	17	11,416	(4,911)	72,634	—
Totals	$274,044	$7,126	$179,981	$16,636	$7,282,261	$5,095,420
2009:
Totals for reportable segments	$261,741	$7,451	$168,688	$28,208	$7,080,238	$5,359,013
Elimination of intersegment items	—	—	—	—	(114,214)	(170,961)
Parent Co. and GFC totals – not eliminated	11,750	22	12,564	(5,265)	74,305	—
Totals	$273,491	$7,473	$181,252	$22,943	$7,040,329	$5,188,052
2008:
Totals for reportable segments	$246,908	$7,488	$211,942	$29,249	$7,160,406	$4,847,074
Elimination of intersegment items	—	—	—	—	(186,809)	(85,324)
Parent Co. and GFC totals – not eliminated	8,965	29	15,042	(7,238)	97,123	—
Totals	$255,873	$7,517	$226,984	$22,011	$7,070,720	$4,761,750

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

Balance Sheets
December 31, 2010 and 2009
(In thousands)	2010 (Restated)	2009
Assets:
Cash	$160,011	$155,908
Investment in subsidiaries	601,201	587,309
Debentures receivable from subsidiary banks	5,000	7,500
Other investments	1,451	1,288
Other assets	69,845	76,821
Total assets	$837,508	$828,826
Liabilities:
Dividends payable	$—	$651
Subordinated notes	50,250	50,250
Other liabilities	57,550	60,661
Total liabilities	107,800	111,562
Total stockholders’ equity	729,708	717,264
Total liabilities and stockholders’ equity	$837,508	$828,826

Statements of Income
for the years ended December 31, 2010, 2009 and 2008
(In thousands)	2010 (Restated)	2009	2008
Income:
Dividends from subsidiaries	$80,000	$75,000	$93,850
Interest and dividends	4,789	4,715	3,639
Other	411	489	575
Total income	85,200	80,204	98,064
Expense:
Other, net	12,632	10,322	14,158
Total expense	12,632	10,322	14,158
Income before federal taxes and equity in undistributed losses of subsidiaries	72,568	69,882	83,906
Federal income tax benefit	5,993	6,210	8,057
Income before equity in undistributed losses of subsidiaries	78,561	76,092	91,963
Equity in undistributed losses of subsidiaries	(20,460)	(1,900)	(78,255)
Net income	$58,101	$74,192	$13,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows
for the years ended December 31, 2010, 2009 and 2008
(In thousands)	2010 (Restated)	2009	2008
Operating activities:
Net income	$58,101	$74,192	$13,708
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed losses of subsidiaries	20,460	1,900	78,255
Other than temporary impairment charge, investments	23	140	774
Decrease (increase) in other assets	7,321	(18,420)	9,244
(Decrease) increase in other liabilities	(3,763)	24,178	2,042
Net cash provided by operating activities	82,142	81,990	104,023
Investing activities:
Purchase of investment securities	—	(113)	(158)
Capital contribution to subsidiary	(52,000)	(37,000)	(76,000)
Repayment of debentures receivable from subsidiaries	2,500	—	—
Net cash used in investing activities	(49,500)	(37,113)	(76,158)
Financing activities:
Cash dividends paid	$(62,076)	$(58,035)	$(65,781)
Proceeds from issuance of common stock and warrants	33,541	53,475	—
Proceeds from issuance of subordinated notes	—	35,250	—
Cash payment for fractional shares	(4)	(2)	(3)
Proceeds from issuance of preferred stock	—	—	95,721
Net cash (used in) provided by financing activities	(28,539)	30,688	29,937
Increase in cash	4,103	75,565	57,802
Cash at beginning of year	155,908	80,343	22,541
Cash at end of year	$160,011	$155,908	$80,343

25.	PARTICIPATION IN THE U.S. TREASURY CAPITAL PURCHASE PROGRAM

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

27. Sale of Vision Bank

On February 16, 2012, Park and its wholly-owned subsidiary, Vision Bank, a Florida state-chartered bank, completed its sale of substantially all of the operating assets and liabilities associated with Vision Bank to Home BancShares, Inc. (“Home”) and its wholly-owned Arkansas state-chartered bank, Centennial Bank (“Centennial”), as contemplated by the previously announced Purchase and Assumption Agreement (the “Agreement”) by and between Park, Vision, Home and Centennial, dated as of November 16, 2011.

In accordance with the Agreement, Vision sold approximately $354 million in performing loans, approximately $520 million of deposits, fixed assets of approximately $12.5 million and other miscellaneous assets and liabilities for a purchase price of $27.9 million.

Immediately following the closing of the transactions contemplated by the Agreement, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation (the “OFR”) and became a non-bank Florida corporation (the “Florida Corporation”). This Florida Corporation merged with and into a wholly-owned, non-bank subsidiary of Park, SE Property Holdings, LLC (“SE LLC”), with SE LLC being the surviving entity. Subsequent to the transactions contemplated by the Purchase Agreement, Vision will be left with approximately $22 million of performing loans and non-performing loans with a fair value of $88 million (both net of any necessary loan loss allowance that may have existed prior to the transactions). Vision recognized a pre-tax gain, net of expenses directly related to the sale, of approximately $22 million.

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

In our report dated February 28, 2011, we expressed an unqualified opinion on the Company’s internal control over financial reporting as of December 31, 2010, based upon the COSO criteria.  As described in the following two paragraphs below, material weaknesses were subsequently identified. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as expressed herein, is different from that expressed in our opinion dated February 28, 2011.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The Company subsequently identified the following material weakness as of December 31, 2010: management was utilizing the work of a third-party contractor, which was not a licensed appraiser, when estimating the fair value of collateral for certain impaired loans and the fair value of certain other real estate at a subsidiary, Vision Bank. Additionally, management did not obtain sufficient documentation to support the estimates of this third-party contractor.  In addition, management was relying on internal estimates of collateral value when calculating specific reserves for certain other impaired loans at Vision Bank, where some of these internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value had not been updated.

Subsequent to the material weakness identified in the preceding paragraph, the Company identified the following material weakness as a result of the restatement of its December 31, 2010 financial statements. Management was incorporating expected future cash flows from guarantors into impaired loan measurements in situations which may require protracted litigation to actually receive the cash. Management determined it was inappropriate to incorporate these expected cash flows given the difficulty in obtaining objective verifiable evidence supporting a conclusion as to the amount and timing of the expected cash flows.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 consolidated financial statements and the restatement thereof as identified in Note 1A, and these matters do not affect our opinion on those financial statements, as restated.

In our opinion, because of the effects of the material weaknesses described above, Park National Corporation has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

As described in Note 1A of the consolidated financial statements, the Company has restated its 2010 consolidated financial statements to correct its accounting for certain impaired loans

/s/ Crowe Horwath LLP

Columbus, Ohio

February 28, 2011, except for the matter described in the sixth paragraph above, as to which the date is October 11, 2011, and the effects on the consolidated financial statements of the matter described in the seventh paragraph above and in Notes 1A and 27 to the Company’s consolidated financial statements, as to which the date is February 28, 2012

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A.          CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, the end of the annual period covered by this 2010 Form 10-K/A – Amendment 2, Park carried out an evaluation under the supervision and with the participation of Park’s management, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer) and Park’s Chief Financial Officer (the principal financial officer), of the effectiveness of Park’s disclosure controls and procedures. In designing and evaluating Park’s disclosure controls and procedures, Park and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Park’s management necessarily was required to apply its judgment in evaluating and implementing controls and procedures. Based upon the evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer concluded that Park’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Park in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the such information is accumulated and communicated to Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the events necessitating the restatement described in the Explanatory Note and in Notes 1 and 1A of the Notes to Unaudited Consolidated Condensed Financial Statements set forth in “Item 8 – Financial Statements and Supplementary Data” of Part II of this 2010 Form 10-K/A – Amendment 2, however, Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, has reevaluated the design and operation of Park’s disclosure controls and procedures and has now concluded that, as of December 31, 2010, Park did not maintain effective controls to ensure that the allowance for loan losses related to certain impaired commercial loans with guarantor support and the expenses related to certain devaluations of other real estate owned (“OREO”) and additional loan loss provisions that are not related to guarantor support were properly calculated.

Specifically, the accounting treatment giving rise to the restatement was the inclusion of estimated future cash flows supporting the allowance for loan losses related to certain impaired commercial loans. For the year ended December 31, 2010, as part of Park’s process to measure impairment on certain impaired commercial loans at Vision Bank, management had relied on expected cash flows from guarantors, as to whom Vision Bank was in litigation. Management has determined that reliance on expected cash flows, which may require protracted litigation to actually be received, is inappropriate given the difficulty in obtaining objective verifiable evidence supporting the conclusion as to the amount and timing of the expected cash flows. U.S. generally accepted accounting principles require that Park’s assumptions be “reasonable and supportable” and the facts and circumstances around the existence of protracted litigation make this assumption more difficult to support.

The restatement also reflects certain OREO devaluations and additional loan loss provisions that are not related to guarantor support. These expense items are related to valuation issues identified at December 31, 2010, where Vision Bank management utilized (i) the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain OREO held by Vision Bank, and management did not have sufficient documentation to support the estimates of this third-party contractor, and (ii) internal estimates of collateral value when calculating specific reserves for certain impaired loans when, at times, such internal estimates were outdated. The impact is to reverse provisions for loan losses and OREO devaluations in the restated audited consolidated financial statements for the year ended December 31, 2010.

Because of these control deficiencies, which are considered to be material weaknesses and resulted in the restatement of not only Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010 but also Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, Park’s management has restated its assessment for the period ended December 31, 2010 and concluded that Park’s disclosure controls and procedures were not effective as of December 31, 2010.

Park reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to guarantor support and as of the date of this filing, when calculating impairment under ASC 310, management no longer relies on expected cash flows from guarantors where litigation is required to collect those cash flows. Additionally, Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to the OREO devaluations and loan loss provisions that are not related to guarantor support. These process improvements included:

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

Management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

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

Park’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, and this assessment identified the following:

•	A deficiency in internal controls because management was utilizing the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain other real estate owned held by Vision Bank, and management did not have sufficient documentation to support the estimates of this third-party contractor. In addition, management was relying on internal estimates of collateral value when calculating specific reserves for impaired loans at Vision Bank, when at times, such internal estimates were more than a year old. Economic conditions had changed in certain instances and the internal estimates of value were not updated. Initially, management concluded that this deficiency constituted a significant deficiency. However, upon further review, management determined that this deficiency constituted a material weakness in the Company’s internal control over financial reporting.
•	A deficiency in internal controls because management was incorporating expected future cash flows from guarantors into impaired loan measurements in its analysis of the allowance for loan losses in situations which may require protracted litigation to actually receive the cash. Following discussions with the Florida Office of Financial Regulation (the “OFR”) and the Federal Deposit Insurance Corporation (the “FDIC”), and consultations with the Securities and Exchange Commission (“SEC”), management determined it was inappropriate to incorporate these expected future cash flows given the difficulty in obtaining objective verifiable evidence supporting the conclusion as to the amount and timing of the expected cash flows. GAAP requires that our assumptions be “reasonable and supportable” and the facts and circumstances around the existence of protracted litigation make this assumption more difficult to support. Management has determined that the present value of expected cash flows approach should not have been used with respect to these loans and instead, impairment of these loans should have been calculated based on the fair value of the underlying collateral. Based on this conclusion and the determination that fiscal 2010 results should be restated to increase the loan loss provision, management determined that a second material weakness in internal control over financial reporting existed at December 31, 2010.

A material weakness is a deficiency in internal controls or a combination of internal control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on the material weaknesses identified, management believes that Park did not maintain effective internal control over financial reporting as of December 31, 2010.

The Company’s independent registered public accounting firm, Crowe Horwath LLP, has audited the Company’s internal control over financial reporting as of December 31, 2010, and has issued their Report of Independent Registered Public Accounting Firm, which is included below.

Management’s Remediation Efforts

After the control deficiency related to valuations was identified in January 2011, the Company started to make several process improvements in an effort to address the above-mentioned material weakness. These process improvements include the discontinuation of the use of value-related information from a third-party contractor, who is not a licensed appraiser, when valuing both collateral for impaired loans and other real estate owned (and using external appraisals instead), discontinuation of the use of retail lot values on lot development projects and using in lieu thereof the bulk sale value provided by external licensed appraisers, and the enhancement of the Company’s commercial loan policy. Additionally, management no longer relies on expected cash flows from guarantors where litigation is required to collect those cash flows.  We believe that the enhancements to our internal control processes represent significant progress in addressing the material weaknesses that existed at December 31, 2010.

/s/ C. Daniel DeLawder	/s/ David L. Trautman	/s/ John W. Kozak
C. Daniel DeLawder	David L. Trautman	John W. Kozak
Chairman and Chief Executive	President	Chief Financial Officer
Officer

Attestation Report of the Registered Public Accounting Firm

The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included with in Item 8 – Financial Statements and Supplementary Data” in Part II of this 2010 Form 10-K/A - Amendment 2 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

Park reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to guarantor support and as of the date of this filing, when calculating impairment under ASC 310, management no longer relies on expected cash flows from guarantors where litigation is required to collect those cash flows. Additionally, Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to the OREO devaluations and loan loss provisions that are not related to guarantor support. These process improvements included:

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

Management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

ITEM 9B.        OTHER INFORMATION.

No response required.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders held on April 18, 2011 (the “2011 Annual Meeting”) is incorporated herein by reference from the disclosure included under the caption “PROPOSAL 1 – ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2011 Annual Meeting filed pursuant to SEC Regulation 14A (“Park’s 2011 Proxy Statement”).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE OFFICERS” in Park’s 2011 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2011 Proxy Statement.

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

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2011 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders held on April 19, 2010.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS – Committees of the Board – Audit Committee” in Park’s 2011 Proxy Statement.

ITEM 11.             EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2011 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2011 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2011 Proxy Statement.

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

Certain Relationships and Related Party Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2011 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2011 Proxy Statement.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)          Financial Statements.

The consolidated financial statements (and report thereon) listed below are filed as part of this 2010 Form 10-K/A - Amendment 2:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

Consolidated Balance Sheets at December 31, 2010 (Restated) and 2009

Consolidated Statements of Income for the years ended December 31, 2010 (Restated), 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 (Restated), 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010 (Restated), 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)          Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)         Exhibits.

The documents listed below are filed with this 2010 Form 10-K/A - Amendment 2 as exhibits or incorporated into this 2010 Form 10-K/A - Amendment 2 by reference as noted:

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

4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5	Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7	Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 28, 2009 (File No. 1-13006) (“Park’s October 28, 2009 Form 8-K”))

4.8	Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))

4.9	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)

4.10	Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

4.11	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2010 (File No. 1-13006) filed on February 28, 2011 (“Park’s 2010 Form 10-K filed on February 28, 2011”))

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (previously filed as Exhibit 10.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

10.2(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2(b)†	Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

10.3(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.6†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.7†	Summary of Certain Compensation for Directors of Park National Corporation (previously filed as Exhibit 10.7 to Park’s 2010 Form 10-K filed on February 28, 2011)

10.9†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.11	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.12(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (previously filed as Exhibit 10.12(b) to Park’s 2010 Form 10-K filed on February 28, 2011)

10.13†	Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14†	Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15(a)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16	Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18	Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19	Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

10.20	Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

10.21	Letter Agreement, dated December 7, 2010, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.22	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)

12	Computation of ratios (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 19, 2010 and updated July 20, 2010 (previously filed as Exhibit 14 to Park’s 2010 Form 10-K filed on February 28, 2011)

21	Subsidiaries of Park National Corporation (previously filed as Exhibit 21 to Park’s 2010 Form 10-K filed on February 28, 2011)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (previously filed as Exhibit 24 to Park’s 2010 Form 10-K filed on February 28, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (previously filed as Exhibit 99.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (previously filed as Exhibit 99.2 to Park’s 2010 Form 10-K filed on February 28, 2011)

101	The following materials from Park National Corporation’s 2010 Annual Report and incorporated by reference therefrom into Park National Corporation’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith)*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

†	Management contract or compensatory plan or arrangement.

(b)              Exhibits.

The documents listed in Item 15(a)(3) are filed with this 2010 Form 10-K/A - Amendment 2 as exhibits or incorporated into this 2010 Form 10-K/A - Amendment 2 by reference.

(c)              Financial Statement Schedules.

None

[Remainder of page intentionally left blank; signatures on following page]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A - (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 28, 2012	By:	/s/ C. Daniel DeLawder
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

4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))

4.5	Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)

4.6	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.7	Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on October 28, 2009 (File No. 1-13006) (“Park’s October 28, 2009 Form 8-K”))

4.8	Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))

4.9	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)

4.10	Form of Series A / Series B Common Share Warrant (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

4.11	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K of Park National Corporation for the fiscal year ended December 31, 2010 (File No. 1-13006) filed on February 28, 2011 (“Park’s 2010 Form 10-K filed on February 28, 2011”))

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (previously filed as Exhibit 10.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

10.2(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2(b)†	Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park’s 2008 Form 10-K)

10.3(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)

10.3(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))

10.3(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)

10.4†	Security Banc Corporation 1998 Stock Option Plan, which was assumed by Park National Corporation (incorporated herein by reference to Exhibit 10(c) to Park National Corporation’s Registration Statement on Form S-8 filed April 23, 2001 (Registration No. 333-59378))

10.5†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.6†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.7†	Summary of Certain Compensation for Directors of Park National Corporation (previously filed as Exhibit 10.7 to Park’s 2010 Form 10-K filed on February 28, 2011)

10.9†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))

10.10†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)

10.11	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)

10.12(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)

10.12(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (previously filed as Exhibit 10.12(b) to Park’s 2010 Form 10-K filed on February 28, 2011)

10.13†	Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.14†	Park National Corporation Bonus Program adopted on December 16, 2008 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 19, 2008 (File No. 1-13006))

10.15(a)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))

10.15(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)

10.15(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)

10.16	Letter Agreement, dated October 26, 2009, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s October 28, 2009 Form 8-K)

10.17	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s October 28, 2009 Form 8-K)

10.18	Form of Securities Purchase Agreement — Common Shares Only (incorporated herein by reference to Exhibit 10.3 to Park’s October 28, 2009 Form 8-K)

10.19	Form of Securities Purchase Agreement — Warrants Only (incorporated herein by reference to Exhibit 10.4 to Park’s October 28, 2009 Form 8-K)

10.20	Subscription Agreement for Common Shares of Park National Corporation, dated November 17, 2009, by and between Park National Corporation and the Park National Corporation Defined Benefit Pension Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on November 17, 2009 (File No. 1-13006))

10.21	Letter Agreement, dated December 7, 2010, by and between Park and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.22	Form of Securities Purchase Agreement — Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)

12	Computation of ratios (filed herewith)

14	Code of Business Conduct and Ethics, as amended July 19, 2010 and updated July 20, 2010 (previously filed as Exhibit 14 to Park’s 2010 Form 10-K filed on February 28, 2011)

21	Subsidiaries of Park National Corporation (previously filed as Exhibit 21 to Park’s Form 10-K filed on February 28, 2011)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (previously filed as Exhibit 24 to Park’s 2010 Form 10-K filed on February 28, 2011)

31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Executive Officer (previously filed as Exhibit 99.1 to Park’s 2010 Form 10-K filed on February 28, 2011)

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 — Principal Financial Officer (previously filed as Exhibit 99.2 to Park’s 2010 Form 10-K filed on February 28, 2011)

101	The following materials from Park National Corporation’s Annual Report on Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) the Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; and (v) the Notes to Consolidated Financial Statements tagged as blocks of text (furnished herewith)*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

†	Management contract or compensatory plan or arrangement.

