Form 10-Q/A
period 2011-03-31
PARK NATIONAL CORP /OH/
filed 2012-02-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Park National Corporation (“Park”) is filing this Form 10-Q/A (Amendment No. 1) (this “Form 10-Q/A for March 31, 2011”) with respect to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 4, 2011 (the “Original March 31, 2011 Form 10-Q”), in order to amend Part I – Items 1, 2 and 4, and Part II – Items 1A and 6. This Form 10-Q/A for March 31, 2011 is being filed to amend and restate our unaudited consolidated condensed financial statements as of and for the three months ended March 31, 2011 included in “Item 1 – Financial Statements” of Part I and related disclosures in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I to make the corrections identified below.

This Form 10-Q/A for March 31, 2011 is being filed to reflect the impact on the consolidated financial information as of and for the quarterly period ended March 31, 2011 of the restatement of Park’s audited consolidated financial statements as of and for the year ended December 31, 2010. This Form 10-Q/A for March 31, 2011 should be read in conjunction with and follows the filing by Park of Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on February 28, 2012. The restatement of consolidated financial information as of and for the quarterly period ended March 31, 2011 results in the following corrections :

Impact on Items Reported in Consolidated Condensed Statements of Income (Unaudited):

•	The provision for loan losses increased by $600,000 to $14.1 million, compared to $13.5 million as originally reported.
•	Net interest income after provision for loan losses decreased by $600,000 to $55.2 million, compared to $55.8 million as originally reported.
•	Other real estate owned (“OREO”) devaluations decreased by $1.9 million to $2.5 million, compared to $4.4 million as originally reported.
•	Total other income increased by $1.9 million to $15.0 million, compared to $13.2 million as originally reported.
•	Income before income taxes increased $1.2 million to $30.5 million, compared to $29.3 million as originally reported.
•	Income taxes increased by $441,000 to $8.3 million, compared to $7.9 million as originally reported.
•	Net income increased by $818,000 to $22.2 million, compared to $21.4 million as originally reported.
•	Net income available to common shareholders increased by $818,000 to $20.7 million, compared to $19.9 million as originally reported.
•	Basic and diluted earnings per share increased by $0.06 to $1.35 per common share, compared to $1.29 per common share as originally reported.

Impact on Items Reported in Consolidated Condensed Balance Sheet (Unaudited):

•	The allowance for loan losses increased by $21.6 million to $148.5 million, compared to $126.9 million as originally reported.
•	Loans, net of the allowance for loan losses, decreased by $21.6 million to $4,602 million, compared to $4,624 million as originally reported.
•	OREO decreased by $1.9 million to $45.3 million, compared to $47.1 million as originally reported.
•	Other assets increased by $8.3 million to $162.0 million, compared to $153.7 million as originally reported. The only adjustment within other assets was to reflect the deferred tax asset impact of the restatement.
•	Total assets declined by $15.3 million to $7,323 million, compared to $7,338 million as originally reported.
•	Retained earnings decreased by $15.3 million to $412.6 million, compared to $427.9 million as originally reported.
•	Total stockholders’ equity decreased by $15.3 million to $729.9 million, compared to $745.2 million as originally reported.
•	Total liabilities and stockholders’ equity decreased by $15.3 million to $7,323 million, compared to $7,338 million as originally reported.

For a more detailed description of the restatement of the consolidated condensed financial statements, see Note 1A, “Restatement of Financial Statements” in our Notes to Unaudited Consolidated Condensed Financial Statements.

Park has not modified or updated the information in the Original March 31, 2011 Form 10-Q, except as necessary to reflect the effects of the restated consolidated condensed financial statements which took into consideration subsequent additional information about conditions that existed at March 31, 2011. This Form 10-Q/A for March 31, 2011 continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Original March 31, 2011 Form 10-Q to reflect any events that occurred subsequent to such dates except as necessitated by the restatement and to discuss a subsequent event in Note 19 - Sale of Vision Bank. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original March 31, 2011 Form 10-Q on May 4, 2011. With respect to management’s discussion, within “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, of the projected results for the fiscal year ending December 31, 2011, we have removed the portion of the discussion related to items that would no longer be appropriate given the nature of the restatement of the consolidated financial information as of and for the quarterly period ended March 31, 2011 and the impact it had on certain line items in the Consolidated Condensed Statement of Income for the three months ended March 31, 2011, including the provision for loan losses. Accordingly, this Form 10-Q/A for March 31, 2011 should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Form 10-Q/A for March 31, 2011.

Park has modified “Item 4 – Controls and Procedures” of Part I in order to reflect the reevaluation by Park’s management of the effectiveness of the design and operation of Park’s disclosure controls and procedures as of March 31, 2011 in connection with the restatement of the consolidated condensed financial statements as described in this Form 10-Q/A for March 31, 2011.

Park has also modified the risk factor included in “Item 1A – Risk Factors” of Part II to include the restated financial information for Vision Bank where appropriate. The risk factor, including the corrected information, remains applicable as of the filing date of the Original March 31, 2011 Form 10-Q.

Park has updated the Computation of Ratio of Earnings to Fixed Charges and the Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends included as Exhibit 12 to this Form 10-Q/A for March 31, 2011, in order to reflect the corrected consolidated financial information. Additionally, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 to this Form 10-Q/A for March 31, 2011, and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Form 10-Q/A for March 31, 2011, which have been reflected in “Item 6 – Exhibits” of Part II.

For the convenience of the reader, this Form 10-Q/A for March 31, 2011 sets forth the disclosures to be included in the Form 10-Q for the quarterly period ended March 31, 2011 in their entirety, although Park is only amending and restating Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II from the Original March 31, 2011 Form 10-Q as these are the only Items affected by the corrected consolidated financial information.

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

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
	Restated
Assets:
Cash and due from banks	$111,472	$109,058
Money market instruments	22,775	24,722
Cash and cash equivalents	134,247	133,780
Investment securities
Securities available-for-sale, at fair value (amortized cost of $1,349,431 and $1,274,258 at March 31, 2011 and December 31, 2010)	1,362,893	1,297,522
Securities held-to-maturity, at amortized cost (fair value of $625,334 and $686,114 at March 31, 2011 and December 31, 2010)	614,064	673,570
Other investment securities	68,699	68,699
Total investment securities	2,045,656	2,039,791

Loans	4,750,975	4,732,685
Allowance for loan losses	(148,530)	(143,525)
Net loans	4,602,445	4,589,110

Bank owned life insurance	150,683	146,450
Goodwill and other intangible assets	77,708	78,377
Bank premises and equipment, net	69,673	69,567
Other real estate owned	45,268	41,709
Accrued interest receivable	25,083	24,137
Mortgage loan servicing rights	10,365	10,488
Other	161,977	148,852

Total assets	$7,323,105	$7,282,261

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$955,005	$937,719
Interest bearing	4,359,673	4,157,701
Total deposits	5,314,678	5,095,420

Short-term borrowings	316,719	663,669
Long-term debt	786,709	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	6,255	6,123
Other	93,554	75,358
Total liabilities	6,593,165	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,504	97,290
Common stock (No par value; 20,000,000 shares authorized; 16,151,052 shares issued at March 31, 2011 and 16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,473	4,473
Retained earnings	412,599	406,342
Treasury stock (752,129 shares at March 31, 2011 and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(8,106)	(1,868)
Total stockholders' equity	729,940	729,708

Total liabilities and stockholders' equity	$7,323,105	$7,282,261

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
	Restated
Interest and dividend income:

Interest and fees on loans	$65,454	$66,441

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	19,053	20,475
Obligations of states and political subdivisions	149	217

Other interest income	6	69
Total interest and dividend income	84,662	87,202

Interest expense:

Interest on deposits:
Demand and savings deposits	991	1,775
Time deposits	6,734	10,650

Interest on borrowings:
Short-term borrowings	267	344
Long-term debt	7,357	7,053

Total interest expense	15,349	19,822

Net interest income	69,313	67,380

Provision for loan losses	14,100	16,550

Net interest income after provision for loan losses	55,213	50,830

Other income:
Income from fiduciary activities	3,722	3,422
Service charges on deposit accounts	4,245	4,746
Other service income	2,301	2,982
Checkcard fee income	2,976	2,444
Bank owned life insurance income	1,229	1,216
ATM fees	654	765
OREO devaluations	(2,535)	(1,145)
Other	2,438	2,280
Total other income	15,030	16,710

Gain on sale of securities	6,635	8,304

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2011	2010
	Restated
Other expense:
Salaries and employee benefits	$25,064	$25,171
Occupancy expense	3,000	3,117
Furniture and equipment expense	2,657	2,632
Data processing fees	1,253	1,593
Professional fees and services	4,874	4,856
Amortization of intangibles	669	936
Marketing	623	902
Insurance	2,269	2,198
Communication	1,556	1,769
State taxes	457	845
Other expense	3,924	3,871
Total other expense	46,346	47,890

Income before income taxes	30,532	27,954

Income taxes	8,336	7,175

Net income	$22,196	$20,779

Preferred stock dividends and accretion	1,464	1,452

Net income available to common shareholders	$20,732	$19,327

Per Common Share:

Net income available to common shareholders
Basic	$1.35	$1.30
Diluted	$1.35	$1.30

Weighted average common shares outstanding
Basic	15,398,930	14,882,774
Diluted	15,403,420	14,882,774

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Three Months ended March 31, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income/(Loss)	Income

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			20,779			$20,779
Other comprehensive income, net of tax:
Unrealized net holding loss on cash flow hedge, net of income taxes of $(60)					(111)	(111)
Unrealized net holding loss on securities available-for-sale, net of income taxes of $(966)					(1,793)	(1,793)
Total comprehensive income						$18,875
Cash dividends on common stock at $0.94 per share			(13,990)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	202		(202)
Preferred stock dividends			(1,250)
Balance at March 31, 2010	$96,685	$306,568	$429,209	$(125,321)	$13,757

Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income (Restated)			22,196			$22,196
Other comprehensive loss, net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $71					133	133
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(3,431)					(6,371)	(6,371)
Total comprehensive income (Restated)						$15,958
Cash dividends on common stock at $0.94 per share			(14,475)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	214		(214)
Preferred stock dividends			(1,250)
Balance at March 31, 2011 (Restated)	$97,504	$305,676	$412,599	$(77,733)	$(8,106)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Restated)
Operating activities:
Net income	$22,196	$20,779

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	2,784	2,205
Provision for loan losses	14,100	16,550
Other-than-temporary impairment on investment securities	-	-
Amortization of core deposit intangibles	669	936
Realized net investment security gains	(6,635)	(8,304)
OREO devaluations	2,535	1,145

Changes in assets and liabilities:
(Increase) in other assets	(20,776)	(10,678)
(Decrease) in other liabilities	(6,539)	(4,079)

Net cash provided by operating activities	$8,334	$18,554

Investing activities:

Proceeds from sales of available-for-sale securities	$113,105	$284,031
Proceeds from maturity of:
Available-for-sale securities	75,071	269,462
Held-to-maturity securities	59,506	22,478
Purchases of:
Available-for-sale securities	(231,714)	(533,677)
Held-to-maturity securities	-	(2,205)
Net (increase) decrease in loans	(25,403)	30,349
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(1,990)	(1,862)

Net cash (used in) provided by investing activities	$(14,425)	$64,014

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K/A – Amendment No. 2 of Park for the fiscal year ended December 31, 2010 filed on February 28, 2012 (the “2010 Form 10-K/A”), which served to restate the audited consolidated financial statements which had been incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2010 filed on February 28, 2011, from Park’s 2010 Annual Report to Shareholders (the “2010 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2010 Form 10-K/A. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements.

1A. RESTATEMENT OF FINANCIAL STATEMENTS

In a Current Report on Form 8-K filed on January 31, 2012 (the “January 31, 2012 Form 8-K”), Park announced that on January 27, 2012, management determined that (i) Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, and (ii) Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011, should be restated.

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

The restatement also reflects certain OREO devaluations, additional loan loss provisions and other matters that are not related to guarantor support. These expense items are related to valuation issues identified at December 31, 2010, where Vision Bank management utilized (i) the work of a third-party contractor, which was not a licensed appraiser, when calculating the fair value of collateral for certain impaired loans and the fair value of certain OREO held by Vision Bank, and management did not have sufficient documentation to support the estimates of this third-party contractor, and (ii) internal estimates of collateral value when calculating specific reserves for certain impaired loans when, at times, such internal estimates were outdated. The impact is to reverse provisions for loan losses and OREO devaluations originally recorded in 2011 and recognize these provisions for loan losses and OREO devaluations in the restated audited consolidated financial statements for the year ended December 31, 2010.

The tables below detail the restated financial statement line items and Park’s regulatory capital ratios for the three month ended March 31, 2011.

Effect on Consolidated Condensed Balance Sheets
	March 31, 2011
	As Previously Reported	As Restated	Effect of Change
Allowance for loan losses	$126,859	$148,530	$21,671
Net loans	4,624,116	4,602,445	(21,671)
Other real estate owned	47,133	45,268	(1,865)
Other assets	153,739	161,977	8,238
Total assets	7,338,403	7,323,105	(15,298)
Retained earnings	427,897	412,599	(15,298)
Total stockholders’ equity	745,238	729,940	(15,298)
Total liabilities and stockholders’ equity	7,338,403	7,323,105	(15,298)

Effect on Consolidated Condensed Statements of Income
	Three months ended March 31, 2011
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$13,500	$14,100	$600
Net interest income after provision for loan losses	55,813	55,213	(600)
OREO devaluations	(4,394)	(2,535)	1,859
Total other income	13,171	15,030	1,859
Income before income taxes	29,273	30,532	1,259
Income taxes	7,895	8,336	441
Net income	21,378	22,196	818
Net income available to common shareholders	19,914	20,732	818

Earnings per common share
Basic	$1.29	$1.35	$0.06
Diluted	$1.29	$1.35	$0.06

Effect on Consolidated Condensed Statements of Changes in Stockholders' Equity
	Three months ended March 31, 2011
	As Previously Reported	As Restated	Effect of Change
Retained earnings, balance at December 31, 2010	$422,458	$406,342	$(16,116)
Net income	21,378	22,196	818
Total comprehensive income	15,140	15,958	818
Retained earnings, balance at March 31, 2011	427,897	412,599	(15,298)

Effect on Consolidated Condensed Statements of Cash Flows
	Three months ended March 31, 2011
	As Previously Reported	As Restated	Effect of Change
Net income	$21,378	$22,196	$818
Provision for loan losses	13,500	14,100	600
OREO devaluations	4,394	2,535	(1,859)
(Increase) in other assets	(21,217)	(20,776)	441

Effect on Park National Corporation's Capital Ratios
	March 31, 2011
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	9.50%	9.31%	-0.19%
Tier 1 Risk-based Capital Ratio	13.60%	13.34%	-0.26%
Total Risk-based Capital Ratio	16.07%	15.81%	-0.26%

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

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010.
	March 31, 2011 (Restated)
(in thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded
Commercial, financial and agricultural	$7,226	$6,819	$-
Commercial real estate	22,379	17,168	-
Construction real estate:
Vision commercial land and development	8,626	6,326	-
Remaining commercial	13,010	12,143	-
Residential real estate:
Commercial	37,945	37,070	-

With an allowance recorded
Commercial, financial and agricultural	14,197	12,572	2,980
Commercial real estate	39,068	36,091	12,406
Construction real estate:
Vision commercial land and development	103,972	75,734	41,162
Remaining commercial	22,481	13,983	5,386
Residential real estate:
Commercial	25,451	21,053	7,024

Total	$294,355	$238,959	$68,958

	December 31, 2011
(in thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated

With no related allowance recorded
Commercial, financial and agricultural	$9,347	$8,891	$-
Commercial real estate	21,526	17,170	-
Construction real estate:
Vision commercial land and development	11,206	7,847	-
Remaining commercial	12,305	11,743	-
Residential real estate:
Commercial	46,344	43,031	-

With an allowance recorded
Commercial, financial and agricultural	11,801	10,314	3,028
Commercial real estate	44,789	40,760	12,652
Construction real estate:
Vision commercial land and development	103,937	78,644	39,887
Remaining commercial	23,563	15,337	5,425
Residential real estate:
Commercial	19,716	17,196	5,912

Total	$304,534	$250,933	$66,904

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At March 31, 2011 and December 31, 2010, there were $9.7 million and $12.0 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $45.7 million and $41.6 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2011 and December 31, 2010, of $69.0 million and $66.9 million, respectively, related to loans with a recorded investment of $159.4 million and $162.3 million.

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

Note 5 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of Park’s 2010 Form 10-K/A.

The activity in the allowance for loan losses for the three months ended March 31, 2011 and March 31, 2010 is summarized below.

	Three months ended March 31, 2011 (Restated)
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for credit losses:
Beginning balance:	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	1,841	1,785	3,420	2,487	1,973	-	11,506
Recoveries	569	802	96	501	390	3	2,361
Net Charge-offs	1,272	983	3,324	1,986	1,583	(3)	9,145
Provision	1,508	1,834	4,697	4,142	1,923	(4)	14,100
Ending balance:	$11,791	$25,220	$71,835	$32,415	$7,265	$4	$148,530

The activity in the allowance for loan losses for the three months ended March 31, 2010 is summarized as follows:

(In thousands)	March 31, 2010
Allowance for credit losses:
Beginning balance:	$116,717
Charge-offs	15,578
Recoveries	1,985
Net Charge-offs	13,593
Provision	16,550
Ending balance:	$119,674

The composition of the allowance for loan losses at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011 (Restated)
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$2,980	$12,406	$46,548	$7,024	$-	$-	$68,958
Collectively evaluated for impairment	8,811	12,814	25,287	25,391	7,265	4	79,572
Total ending allowance balance	$11,791	$25,220	$71,835	$32,415	$7,265	$4	$148,530

Loan Balance:
Loans individually evaluated for impairment	$19,391	$53,259	$108,186	$58,123	$-	$-	$238,959
Loans collectively evaluated for impairment	708,602	1,201,377	281,147	1,661,931	656,618	2,341	4,512,016
Total ending loan balance	$727,993	$1,254,636	$389,333	$1,720,054	$656,618	$2,341	$4,750,975

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.37%	23.29%	43.03%	12.08%	-	-	28.86%
Loans collectively evaluated for impairment	1.24%	1.07%	8.99%	1.53%	1.11%	0.17%	1.76%
Total ending loan balance	1.62%	2.01%	18.45%	1.88%	1.11%	0.17%	3.13%

Recorded Investment:
Loans individually evaluated for impairment	$19,391	$53,259	$108,186	$58,123	$-	$-	$238,959
Loans collectively evaluated for impairment	711,569	1,206,333	282,211	1,667,513	659,505	2,385	4,529,516
Total ending loan balance	$730,960	$1,259,592	$390,397	$1,725,636	$659,505	$2,385	$4,768,475

	December 31, 2010
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$12,652	$45,312	$5,912	$-	$-	$66,904
Collectively evaluated for impairment	8,527	11,717	25,150	24,347	6,925	5	76,671
Total ending allowance balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	21.84%	39.90%	9.82%	-	-	26.66%
Loans collectively evaluated for impairment	1.19%	1.00%	8.59%	1.49%	1.04%	0.19%	1.71%
Total ending loan balance	1.57%	1.99%	17.33%	1.79%	1.04%	0.19%	3.03%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

Loans collectively evaluated for impairment above include all performing loans at March 31, 2011 and December 31, 2010, as well as nonperforming loans internally classified as consumer loans.  Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses.  Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2011 and December 31, 2010, which are evaluated for impairment in accordance with GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of Park’s 2010 Form 10-K/A).

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010.

(in thousands, except share and per share data)	Three months ended March 31,
	2011	2010
	(Restated)
Numerator:
Income available to common shareholders	$20,732	$19,327
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,930	14,882,774
Effect of dilutive options and warrants	4,490	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,403,420	14,882,774
Earnings per common share:
Basic earnings per common share	$1.35	$1.30
Diluted earnings per common share	$1.35	$1.30

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

Operating Results for the three months ended March 31, 2011 (Restated)
(in thousands)	PNB	VB	All Other	Total
Net interest income	$60,236	$6,755	$2,322	$69,313
Provision for loan losses	4,975	8,600	525	14,100
Other income (loss) and security gains	22,897	(1,318)	86	21,665
Other expense	36,321	7,425	2,600	46,346
Net income (loss)	29,030	(6,846)	12	22,196

Balance at March 31, 2011
Assets	$6,573,541	$786,856	$(37,292)	$7,323,105

Operating Results for the three months ended March 31, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$58,399	$6,891	$2,090	$67,380
Provision for loan losses	4,750	11,300	500	16,550
Other income and security gains	24,778	151	85	25,014
Other expense	36,802	7,854	3,234	47,890
Net income (loss)	28,335	(7,456)	(100)	20,779

Balance at March 31, 2010
Assets	$6,310,720	$881,705	$(16,338)	$7,176,087

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended March 31, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-		-
Included in earnings – unrealized	-		-
Included in other comprehensive income	(128)	(5)	-
Purchases, sales, issuances and settlements, other, net	-		-
Other	-		-
Balance March 31, 2011	$2,470	$740	$(60)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	(7)	-	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Other	-	-	-
Balance March 31, 2010	$2,744	$-	$(500)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at March 31, 2011 (as restated) using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at March 31, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$10,418	$10,418
Commercial real estate	-	-	27,144	27,144
Construction real estate:
Vision commercial land and development	-	-	36,449	36,449
Remaining commercial	-	-	9,784	9,784
Residential real estate	-	-	15,756	15,756
Total impaired loans	$-	$-	$99,551	$99,551
Mortgage servicing rights	-	2,668	-	2,668
Other real estate owned	-	-	45,268	45,268

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,229	32,229
Construction real estate:
Vision commercial land and development			42,274	42,274
Remaining commercial			10,465	10,465
Residential real estate			16,399	16,399
Total impaired loans	$-	$-	$109,643	$109,643
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	41,709	41,709

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $239.0 million at March 31, 2011, after partial charge-offs of $55.4 million.  In addition, these loans had a specific valuation allowance of $69.0 million. Of the $239.0 million impaired loan portfolio, loans with a book value of $168.5 million were carried at their fair value of $99.6 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $70.5 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $109.6 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $66.9 million.  The remaining $74.4 million of impaired loans at December 31, 2010 were carried at cost.

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

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At March 31, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $45.3 million and $41.7 million, respectively.  The financial impact of OREO devaluation adjustments for the three months ended March 31, 2011 was $2.5 million.

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

The fair value of financial instruments at March 31, 2011 and December 31, 2010, is as follows:

(in thousands)	March 31, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$134,247	$134,247	$133,780	$133,780
Investment securities	1,976,957	1,988,227	1,971,092	1,983,636
Accrued interest receivable	25,083	25,083	24,137	24,137
Mortgage loans held for sale	4,656	4,656	8,340	8,340
Impaired loans carried at fair value (Restated)	99,551	99,551	109,643	109,643
Other loans (Restated)	4,498,238	4,509,684	4,471,127	4,490,855
Loans receivable, net (Restated)	$4,602,445	$4,613,891	$4,589,110	$4,608,838

Financial liabilities:
Noninterest bearing checking accounts	$955,005	$955,005	$937,719	$937,719
Interest bearing transactions accounts	1,459,934	1,459,934	1,283,159	1,283,159
Savings accounts	938,585	938,585	899,288	899,288
Time deposits	1,958,301	1,970,493	1,973,903	1,990,163
Other	2,853	2,853	1,351	1,351
Total deposits	$5,314,678	$5,326,870	$5,095,420	$5,111,680

Short-term borrowings	$316,719	$316,719	$663,669	$663,669
Long-term debt	786,709	841,797	636,733	699,080
Subordinated debentures/notes	75,250	63,292	75,250	63,099
Accrued interest payable	6,255	6,255	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,430	$1,430	$1,634	$1,634
Fair value swap	60	60	60	60

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

19 – Sale of Vision Bank

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s 2010 Form 10-K/A and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q/A (Amendment No. 1). Undue reliance should not be placed on the forward-looking statements, which speak only as of the date they were originally filed. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data” of Part II of Park’s 2010 Form 10-K/A lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At March 31, 2011, OREO totaled $45.3 million, representing a 8.6% increase compared to $41.7 million at December 31, 2010.  The $3.6 million net increase in OREO during the first quarter of 2011 was a result of $9.2 million in new OREO offset by sales of $3.1 million and devaluations of $2.5 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At March 31, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $148.0 million. This was 9.8% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $99.6 million (or 67.3%) of the total amount of Level 3 inputs. Additionally, there were $70.5 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s banking subsidiaries to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The fair value of the goodwill, which resides on the books of Park’s subsidiary banks, is estimated by reviewing the past and projected operating results for the Park subsidiary banks, deposit and loan totals for the Park subsidiary banks and banking industry comparable information. At March 31, 2011, on a consolidated basis, Park had core deposit intangibles of $5.4 million subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. The core deposit intangibles recorded on the balance sheet of PNB totaled $1.3 million and the core deposit intangibles at Vision Bank were $4.1 million. The goodwill asset of $72.3 million is carried on the balance sheet of PNB.  Please see Note 3 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q/A for additional information on intangible assets.

Comparison of Results of Operations
For the Three Months Ended March 31, 2011 and 2010

Summary Discussion of Results

Net income for the three months ended March 31, 2011 was $22.2 million compared to $20.8 million for the first quarter of 2010, an increase of $1.4 million or 6.7%.  Net income available to common shareholders (which is net of the preferred stock dividends and the related accretion) was $20.7 million for the first quarter of 2011 compared to $19.3 million for the three months ended March 31, 2010, an increase of $1.4 million or 7.3%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the first quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.35 for the first quarter of 2011 compared to $1.30 for the first quarter of 2010, an increase of $0.05 per share or 3.8%.  Weighted average common shares outstanding were 15,398,930 for the three months ended March 31, 2011 compared to 14,882,774 common shares for the first quarter of 2010, an increase of 516,156 common shares or 3.5%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, out of treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

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

Park – Summary Income Statement
	Three months ended March 31,
(in thousands)	2011	2010	% Change
	(Restated)
Net interest income	$69,313	$67,380	2.87%
Provision for loan losses	14,100	16,550	-14.80%
Total other income	15,030	16,710	-10.05%
Gain on sale of securities	6,635	8,304	-20.10%
Total other expense	46,346	47,890	-3.22%
Income before taxes	$30,532	$27,954	9.22%
Income taxes	8,336	7,175	16.18%
Net income	$22,196	$20,779	6.82%

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

(in thousands)	Projected results for 2011	25% of annual projection	Actual results for the first quarter of 2011
			(Restated)
Net interest income	$268,000 to $278,000	$67,000 - $69,500	$69,313
Provision for loan losses	$47,000 to $57,000	$11,750 - $14,250	$14,100
Total other income	$63,000 to $67,000	$15,750 - $16,750	$15,030
Total other expense	$183,000 to $187,000	$45,750 - $46,750	$46,346

Park’s management believes that the guidance previously provided for net interest income, provision for loan losses and total other expense continues to be a good estimate for 2011.  Management’s latest projection for total other income is a range of $60 million to $64 million for 2011.  This adjustment in our guidance for total other income in 2011 is primarily due to the net $2.2 million charge during the first quarter of 2011 for devaluations and gains and losses on the sale of other real estate owned, which was an increase from management’s original projection.

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

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended March 31,
(in thousands)	2011	2010	% Change
	(Restated)		(Restated)
Net interest income	$6,755	$6,891	-1.97%
Provision for loan losses	8,600	11,300	-23.89%
Other income	(1,318)	151	N.M.
Gain on sale of securities	—	—	—
Other expense	7,425	7,854	-5.46%
Loss before taxes	$(10,588)	$(12,112)	12.58%
Income tax credits	(3,742)	(4,656)	19.63%
Net loss	$(6,846)	$(7,456)	8.18%
N.M. – Not Meaningful

The operating results for Vision Bank for the first quarter of 2011 were worse than management forecast.  This negative variance was primarily due to the recognized losses from devaluations of other real estate owned of $2.4 million which resulted in a loss in total other income of $1.3 million for the three months ended March 31, 2011.  Management expects that the devaluations of other real estate owned will not be as significant over the next three quarters at Vision Bank.

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

Provision for Loan Losses

The provision for loan losses was $14.1 million for the three months ended March 31, 2011, compared to $16.6 million for the same period in 2010.  Net loan charge-offs were $9.1 million for the first quarter of 2011, compared to $13.6 million for the first quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 0.78% for the three months ended March 31, 2011, compared to 1.19% for the same period in 2010.

The loan loss provision for Vision Bank was $8.6 million for the three months ended March 31, 2011, compared to $11.3 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $5.1 million, or an annualized 3.24% of average loans for the first quarter of 2011, compared to net loan charge-offs of $9.1 million, or 5.40% of average loans for the same period in 2010.

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

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	March 31, 2011	December 31, 2010
	(Restated)
Total ALLL	$148,530	$143,575
Specific reserves	68,958	66,904
General reserves	$79,572	$76,671

Total loans	$4,750,975	$4,732,685
Impaired commercial loans	238,959	250,933
Non-impaired loans	$4,512,016	$4,481,752

Total ALLL to total loan ratio	3.13%	3.03%
General reserves as a % of non-impaired loans	1.76%	1.71%

The following table compares Park National Corporation’s nonperforming assets at March 31, 2011, December 31, 2010 and March 31, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
	(Restated)
Nonaccrual loans	$278,819	$289,268	$230,498
Renegotiated loans	260	-	60
Loans past due 90 days or more	2,228	3,590	11,853
Total nonperforming loans	$281,307	$292,858	$242,411

Other Real Estate Owned – Park National Bank	9,788	8,385	10,802
Other Real Estate Owned – S E Property Holdings	13,004	-	-
Other Real Estate Owned – Vision Bank	22,476	33,324	35,052
Total nonperforming assets	$326,575	$334,567	$288,265

Percentage of nonperforming loans to total loans	5.92%	6.19%	5.27%
Percentage of nonperforming assets to total loans	6.87%	7.07%	6.27%
Percentage of nonperforming assets to total assets	4.46%	4.59%	4.02%

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

Vision Bank’s nonperforming assets at March 31, 2011, December 31, 2010 and March 31, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
	(Restated)
Nonaccrual loans	$163,343	$171,453	$145,012
Renegotiated loans	-	-	-
Loans past due 90 days or more	-	364	9,052
Total nonperforming loans	$163,343	$171,817	$154,064

Other Real Estate Owned	22,476	33,324	35,052
Total nonperforming assets	$185,819	$205,141	$189,116

Percentage of nonperforming loans to total loans	26.06%	26.82%	22.84%
Percentage of nonperforming assets to total loans	29.65%	32.02%	28.04%
Percentage of nonperforming assets to total assets	23.62%	25.90%	21.45%

Nonperforming assets for Park, excluding Vision Bank at March 31, 2011, December 31, 2010 and March 31, 2010, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2010
Nonaccrual loans	$115,476	$117,815	$85,486
Renegotiated loans	260	-	60
Loans past due 90 days or more	2,228	3,226	2,801
Total nonperforming loans	$117,964	$121,041	$88,347

Other Real Estate Owned – Park National Bank	9,788	8,385	10,802
Other Real Estate Owned – SE Property Holdings	13,004	-	-
Total nonperforming assets	$140,756	$129,426	$99,149

Percentage of nonperforming loans to total loans	2.86%	2.96%	2.25%
Percentage of nonperforming assets to total loans	3.41%	3.16%	2.53%
Percentage of nonperforming assets to total assets	2.15%	1.99%	1.58%

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At March 31, 2011, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at March 31, 2011. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at March 31, 2011 was $31.6 million. Additionally, at March 31, 2011, management had established a specific reserve of $41.2 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at March 31, 2011, totaled $72.8 million. The following table summarizes the CL&D loan portfolio at Vision Bank:

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	March 31, 2011	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
	(Restated)
CL&D loans	$161,140	$170,989	$218,263	$251,443
Performing CL&D loans	79,080	84,498	132,380	191,712
Impaired CL&D loans	$82,060	$86,491	$85,883	$59,731
Specific reserve on impaired CL&D loans	41,162	39,887	21,802	3,134
Cumulative charge-offs on impaired CL&D loans	31,645	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$72,807	$68,539	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	64.0%	59.5%	42.2%	28.0%

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

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. As previously discussed, management believes it is appropriate to segregate the Vision Bank CL&D loans from other commercial loans that are still accruing. The Vision CL&D loans that are still accruing at March 31, 2011 totaled $79.1 million compared to $84.5 million at December 31, 2010. Park’s loss experience, defined as charge-offs plus changes in specific reserves, on CL&D loans for the 36 months ended December 31, 2010 was an annual rate of 12.55%. Management has allocated an allowance for loan losses to the $79.1 million of accruing CL&D loans based on this historical loss experience, judgmentally increased to cover approximately 1.25 years of probable incurred losses, for a total reserve of $12.2 million or 15.4%. Further, we have allocated 15.4% to the $79.1 million of CL&D loans, regardless of the current loan grade, as this portion of the loan portfolio has experienced significant declines in collateral values, and thus if management determines that borrowers are unable to pay in accordance with the contractual terms of the loan agreement, significant specific reserves have typically been necessary. Park’s 36-month loss experience through the year ended December 31, 2010, defined as charge-offs plus changes in specific reserves, within the remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) was 1.09% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.5 years worth of probable incurred losses within the other accruing commercial loan portfolio, thus the total reserve for loan losses is $43.8 million or 1.77% of the outstanding principal balance of other accruing commercial loans at March 31, 2011. The overall reserve of 1.77% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.06%; special mention commercial loans are reserved at 4.03%; and substandard commercial loans are reserved at 15.67%.

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

Management provided guidance in Park’s 2010 Annual Report (page 40) that the loan loss provision for 2011 would be approximately $47 million to $57 million.  The actual results for the loan loss provision in the first three months of 2011 were consistent with management’s guidance, at $14.1 million.  Park’s most recent projection continues to indicate that the loan loss provision for 2011 will be $47 to $57 million.  However, if Park experiences a significant increase in nonperforming loans, there is a risk that management’s projected loan loss provision could be higher.

Total Other Income

Total other income exclusive of securities gains decreased by $1.7 million or 10.1% to $15.0 million for the quarter ended March 31, 2011, compared to $15.0 million for the first quarter of 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended March 31,
	2011	2010	Change
	(Restated)
Income from fiduciary activities	$3,722	$3,422	$300
Service charges on deposits	4,245	4,746	(501)
Other service income	2,301	2,982	(681)
Checkcard fee income	2,976	2,444	532
Bank owned life insurance income	1,229	1,216	13
ATM fees	654	765	(111)
OREO devaluations	(2,535)	(1,145)	(1,390)
Other	2,438	2,280	158
Total other income	$15,030	$16,710	$(1,680)

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

OREO devaluations increased by $1.4 million to $2.5 million for the three months ended March 31, 2011, compared to $1.1 million for the same period in 2010.  The increase was largely due to devaluations of other real estate owned at Vision Bank of approximately $2.4 million through the first three months of 2011, compared to $1.0 million in devaluations for the same period in 2010.  Management does not believe the devaluations for the first quarter of 2011 to be representative of the remaining three quarters of 2011, based on management’s decision to accelerate the appraisal dates for much of the OREO property at Vision Bank, in order to expedite the transfer of OREO to SE Property Holdings, LLC.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended March 31, 2011
(In thousands)	Ohio-based operations	Vision Bank	Total
		(Restated)	(Restated)
Income from fiduciary activities	$298	$2	$300
Service charges on deposits	(358)	(143)	(501)
Non-yield loan fee income	(690)	9	(681)
Checkcard fee income	330	202	532
Bank owned life insurance income	18	(5)	13
ATM fees	14	(125)	(111)
OREO devaluations	26	(1,416)	(1,390)
Other	151	7	158
Total	$(211)	$(1,469)	$(1,680)

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

Income Tax

For the three months ended March 31, 2011, federal income tax expense was $8.3 million and no state income tax benefit was recognized, compared to federal income tax expense of $7.8 million and a state income tax benefit of $0.6 million for the first quarter of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $517,000 and a valuation allowance for the same amount were recorded during the first quarter of 2011. Management has determined that the likelihood of realizing the full deferred tax asset on state net operating loss carryforwards at Vision Bank fails to meet the “more likely than not” level. The net operating loss carryforward period for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 27.3% for the first quarter of 2011, compared to 27.8% for the same period in 2010.  The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

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

Comparison of Financial Condition
At March 31, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets increased by $41 million or 0.6% to $7,323 million at March 31, 2011, compared to $7,282 million at December 31, 2010.  This increase in total assets was due to modest increases in total investment securities, loans, and other miscellaneous assets.

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

Total stockholders’ equity increased by $200,000 to $729.9 million at March 31, 2011, from $729.7 million at December 31, 2010.  Retained earnings increased by $6.3 million during the period as a result of: net income of $22.2 million; offset by common stock dividends of $14.5 million, and accretion and dividends on the preferred stock of $1.5 million.  Preferred stock increased by $200,000 during the first three months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income/(loss) decreased by $6.2 million during the first quarter of 2011 to a balance of $(8.1) million at March 31, 2011.  The unrealized holding gains in the investment portfolio decreased by $6.4 million, net of taxes, as a result of the mark-to-market at March 31, 2011 and Park also recognized a $133,000 decrease in the unrealized holding loss on the cash flow hedge.

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

Capital Resources

Total stockholders’ equity at March 31, 2011 was $730 million, or 10.0% of total assets, compared to $730 million, or 10.0% of total assets, at December 31, 2010 and $721 million, or 10.0% of total assets, at March 31, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $632 million at March 31, 2011, or 8.6% of total assets, compared to $632 million, or 8.7% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.31% at March 31, 2011 and 9.54% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.34% at March 31, 2011 and 13.24% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.81% at March 31, 2011 and 15.71% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at March 31, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at March 31, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.45%	9.44%	11.38%
Vision Bank - Restated	9.32%	12.15%	13.54%
Park National Corporation - Restated	9.31%	13.34%	15.81%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See Table 24 of Park’s 2010 Form 10-K/A for disclosure concerning contractual obligations and commitments at December 31, 2010. There were no significant changes in contractual obligations and commitments during the first three months of 2011.

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

On Table 23 of Park’s 2010 Form 10-K/A, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $647.8 million or 9.53% of interest earning assets at December 31, 2010. At March 31, 2011, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $499.6 million or 7.34% of interest earning assets.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, the end of the quarterly period covered by this Form 10-Q/A for March 31, 2011, Park carried out an evaluation under the supervision and with the participation of Park’s management, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer) and Park’s Chief Financial Officer (the principal financial officer), of the effectiveness of Park’s disclosure controls and procedures. In designing and evaluating Park’s disclosure controls and procedures, Park and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Park’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer concluded that Park’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Park in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the such information is accumulated and communicated to Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the events necessitating the restatement described in the Explanatory Note and in Notes 1 and 1A of the Notes to Unaudited Consolidated Condensed Financial Statements set forth in “Item 1 - Financial Statements” of Part I of this Form 10-Q/A for March 31, 2011, however, Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, has reevaluated the design and operation of Park’s disclosure controls and procedures and has now concluded that, as of March 31, 2011, Park did not maintain effective controls to ensure that the allowance for loan losses related to certain impaired commercial loans with guarantor support and the expenses related to certain devaluations of other real estate owned (“OREO”) and additional loan loss provisions that are not related to guarantor support were properly calculated.

Specifically, the accounting treatment giving rise to the restatement was the inclusion of estimated future cash flows supporting the allowance for loan losses related to certain impaired commercial loans. For the year ended December 31, 2010, as part of Park’s process to measure impairment on certain impaired commercial loans at Vision Bank, management had relied on expected cash flows from guarantors, as to whom Vision Bank was in litigation. Management has determined that reliance on expected cash flows, which may require protracted litigation to actually be received, is inappropriate given the difficulty in obtaining objective verifiable evidence supporting the conclusion as to the amount and timing of the expected cash flows. U.S. generally accepted accounting principles require that Park’s assumption be “reasonable and supportable” and the facts and circumstances around the existence of protracted litigation make this assumption more difficult to support.

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

Because of these control deficiencies, which are considered to be material weaknesses and resulted in the restatement of not only Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010 but also Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, Park’s management has restated its assessment for the period ended March 31, 2011 and concluded that Park’s disclosure controls and procedures were not effective as of March 31, 2011.

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

As of the date of the filing of this Form 10-Q/A (Amendment No. 1), management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

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

As of the date of the filing of this Form 10-Q/A (Amendment No. 1), management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), we included a detailed discussion of our risk factors. Certain numbers included within the 2010 Form 10-K were subsequently updated in the 2010 Form 10-K/A - Amendment No. 2 filed on February 28, 2012. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2010 Form 10-K as updated by the Form 10-K/A - Amendment No. 2. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Form 10-Q/A for March 31, 2011. Any of the risks described below or in the 2010 Form 10-K as updated by the Form 10-K/A - Amendment No. 2 could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As disclosed earlier within this Form 10-Q/A for March 31, 2011, we continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. For the three month period ended March 31 2011, Vision Bank has experienced $5.1 million in net loan charge-offs, or an annualized 3.24% of average loans. For the first three months of 2010, net loan charge-offs for Vision Bank were $9.1 million, or an annualized 5.40% of average loans. The loan loss provision for Vision Bank was $8.6 million for the three months ended March 31, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $281.3 million or 5.92% of total loans at March 31, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $242.4 million or 5.27% of total loans at March 31, 2010. At March 31, 2011, Vision Bank had non-performing loans of $163.3 million or 26.06% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $154.1 million or 22.84% of total loans at March 31, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the three months ended March 31, 2011, Vision Bank had a net loss of $6.8 million and Park contributed capital of $9.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  As a result of the restatement, Vision Bank’s total risk-based capital ratio declined from 20.78% as originally reported to 13.54% and its leverage ratio declined from 14.42% as originally reported to 9.32%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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
Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (previously included as Exhibit 3.1(h) to Park National Corporations Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006) filed on May 4, 2011)

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

101
The following materials from Park National Corporation’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the restated Consolidated Condensed Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010; (ii) the restated Consolidated Condensed Statements of Income for the three months ended March 31, 2011 and 2010 (unaudited); (iii) the restated Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2011 and 2010 (unaudited); (iv) the restated Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited); and (v) the restated Notes to Unaudited Consolidated Condensed Financial Statements tagged as blocks of text (furnished herewith)*

* Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: February 28, 2011	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: February 28, 2011	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer