Form 10-Q/A
period 2011-06-30
PARK NATIONAL CORP /OH/
filed 2012-02-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Park National Corporation (“Park”) is filing this Form 10-Q/A (Amendment No. 2) (this “Form 10-Q/A for June 30, 2011”) with respect to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2011 (the “Original June 30, 2011 Form 10-Q”), in order to amend Part I – Items 1, 2 and 4, and Part II – Items 1A and 6. This Form 10-Q/A for June 30, 2011 is being filed to amend and restate our unaudited consolidated condensed financial statements as of and for the three and six month periods ended June 30, 2011 included in “Item 1 – Financial Statements” of Part I and related disclosures in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I to make the corrections identified below.

This Form 10-Q/A for June 30, 2011 is being filed to reflect the impact on the consolidated financial information as of and for the three and six month periods ended June 30, 2011 of the restatement of Park’s audited consolidated financial statements as of and for the year ended December 31, 2010. This Form 10-Q/A for June 30, 2011 should be read in conjunction with and follows the filing by Park of Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on February 28, 2012. The restatement of consolidated financial information as of and for the three and six month periods ended June 30, 2011 results in the following corrections:

Impact on Items Reported in Consolidated Condensed Statements of Income (Unaudited):

•	The provision for loan losses decreased by $11.4 million to $12.5 million, compared to $23.9 million as originally reported for the three months ended June 30, 2011 (the “second quarter”). The provision for loan losses decreased by $10.8 million to $26.6 million, compared to $37.4 million as originally reported for the six months ended June 30, 2011.
•	Net interest income after provision for loan losses increased by $11.4 million to $57.5 million, compared to $46.1 million as originally reported for the second quarter. Net interest income after provision for loan losses increased by $10.8 million to $112.7 million, compared to $101.9 million as originally reported for the six months ended June 30, 2011.
•	Other real estate owned (“OREO”) devaluations decreased by $1.9 million to $3.4 million, compared to $5.3 million as originally reported for the second quarter. OREO devaluations decreased by $3.8 million to $5.9 million, compared to $9.7 as originally reported for the six months ended June 30, 2011.
•	Total other income increased by $1.9 million to $15.1 million, compared to $13.2 million as originally reported for the second quarter. Total other income increased by $3.8 million to $30.2 million, compared to $26.4 million as originally reported for the six months ended June 30, 2011.
•	Income before income taxes increased by $13.3 million to $41.0 million, compared to $27.7 million as originally reported for the second quarter. Income before income taxes increased by $14.5 million to $71.5 million, compared to $57.0 million as originally reported for the six months ended June 30, 2011.
•	Income taxes increased by $4.6 million to $12.0 million, compared to $7.4 million as originally reported for the second quarter. Income taxes increased by $5.1 million to $20.4 million, compared to $15.3 million as originally reported for the six months ended June 30, 2011.
•	Net income increased by $8.6 million to $29.0 million, compared to $20.3 million as originally reported for the second quarter. Net income increased by $9.5 million to $51.2 million, compared to $41.7 million as originally reported for the six months ended June 30, 2011.

•	Net income available to common shareholders increased by $8.6 million to $27.5 million, compared to $18.9 million as originally reported for the second quarter. Net income available to common shareholders increased by $9.4 million to $48.2 million, compared to $38.8 million as originally reported for the six months ended June 30, 2011.
•	Basic and diluted earnings per share increased by $0.57 to $1.79 per common share, compared to $1.22 per common share as originally reported for the second quarter. Diluted earnings per share increased by $0.61 to $3.13 per share, compared to $2.52 per common share as originally reported for the six months ended June 30, 2011.

Impact on Items Reported in Consolidated Condensed Balance Sheet (Unaudited):

•	The allowance for loan losses increased by $10.0 million to $120.2 million, compared to $110.2 million as originally reported as of June 30, 2011.
•	Loans, net of the allowance for loan losses decreased by $10.0 million to $4,590 million, compared to $4,600 million as originally reported as of June 30, 2011.
•	OREO decreased by $263,000 to $47.7 million, compared to $48.0 million as originally reported as of June 30, 2011.
•	Other assets increased by $3.6 million to $174.3 million, compared to $170.7 million as originally reported as of June 30, 2011. The only adjustment within other assets was to reflect the deferred tax asset impact of the restatement.
•	Total assets decreased by $6.7 million to $7,322 million, compared to $7,329 million as originally reported as of June 30, 2011.
•	Retained earnings decreased by $6.7 million to $425.7 million, compared to $432.3 million as originally reported as of June 30, 2011.
•	Total stockholders’ equity decreased by $6.7 million to $741.1 million, compared to $747.8 million as originally reported as of June 30, 2011.
•	Total liabilities and stockholders’ equity decreased by $6.7 million to $7,322 million, compared to $7,329 million as originally reported as of June 30, 2011.

For a more detailed description of the restatement of the consolidated condensed financial statements, see Note 1A, “Restatement of Financial Statements” in our Notes to Unaudited Consolidated Condensed Financial Statements.

Park has not modified or updated the information in the Original June 30, 2011 Form 10-Q, except as necessary to reflect the effects of the restated consolidated condensed financial statements which took into consideration subsequent additional information about conditions that existed at June 30, 2011. This Form 10-Q/A for June 30, 2011 continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Original June 30, 2011 Form 10-Q to reflect any events that occurred subsequent to such dates except as necessitated by the restatement and to discuss a subsequent event in Note 19 - Sale of Vision Bank. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original June 30, 2011 Form 10-Q on August 15, 2011. With respect to management’s discussion, within “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, of the projected results for the fiscal year ending December 31, 2011, we have removed the portion of the discussion related to items that would no longer be appropriate given the nature of the restatement of the consolidated financial information as of and for the quarterly period ended June 30, 2011 and the impact it had on certain line items in the Consolidated Condensed Statements of Income for the three and six month periods ended June 30, 2011, including the provision for loan losses. Accordingly, this Form 10-Q/A for June 30, 2011 should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Form 10-Q/A for June 30, 2011.

Park has modified “Item 4 – Controls and Procedures” of Part I in order to reflect the reevaluation by Park’s management of the effectiveness of the design and operation of Park’s disclosure controls and procedures as of June 30, 2011 in connection with the restatement of the consolidated condensed financial statements as described in this Form 10-Q/A for June 30 , 2011.

Park has also modified the risk factor included in “Item 1A – Risk Factors” of Part II to include the restated financial information for Vision Bank where appropriate. The risk factor, including the corrected information, remains applicable as of the filing date of the Original June 30, 2011 Form 10-Q.

Park has updated the Computation of Ratio of Earnings to Fixed Charges and the Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends included as Exhibit 12 to this Form 10-Q/A for June 30, 2011, in order to reflect the corrected consolidated financial information. Additionally, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 to this Form 10-Q/A for June 30, 2011, and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Form 10-Q/A for June 30, 2011, which have been reflected in “Item 6 – Exhibits” of Part II. Finally, Park has also included Exhibit 101, which provides certain financial information from Park’s Form 10-Q/A for June 30, 2011 formatted in XBRL pursuant to Rule 405 of Regulation S-T.

For the convenience of the reader, this Form 10-Q/A for June 30, 2011 sets forth the disclosures to be included in the Form 10-Q for the quarterly period ended June 30, 2011 in their entirety, although Park is only amending and restating Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II from the Original June 30, 2011 Form 10-Q as these are the only Items affected by the corrected consolidated financial information.

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

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30,	December 31,
	2011	2010
	Restated
Assets:
Cash and due from banks	$131,604	$109,058
Money market instruments	85,512	24,722
Cash and cash equivalents	217,116	133,780
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $1,107,211 and $1,274,258
at June 30, 2011 and December 31, 2010)	1,117,397	1,297,522
Securities held-to-maturity, at amortized cost
(fair value of $786,222 and $686,114
at June 30, 2011 and December 31, 2010)	775,311	673,570
Other investment securities	68,158	68,699
Total investment securities	1,960,866	2,039,791

Loans	4,710,513	4,732,685
Allowance for loan losses	(120,174)	(143,575)
Net loans	4,590,339	4,589,110

Bank owned life insurance	151,930	146,450
Goodwill and other intangible assets	77,039	78,377
Bank premises and equipment, net	69,830	69,567
Other real estate owned	47,734	41,709
Accrued interest receivable	22,624	24,137
Mortgage loan servicing rights	10,259	10,488
Other	174,287	148,852

Total assets	$7,322,024	$7,282,261

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$984,160	$937,719
Interest bearing	4,273,357	4,157,701
Total deposits	5,257,517	5,095,420

Short-term borrowings	234,112	663,669
Long-term debt	821,202	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	5,732	6,123
Other	187,113	75,358
Total liabilities	6,580,926	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares
issued with $1,000 per share liquidation preference)	97,718	97,290
Common stock (No par value; 20,000,000 shares
authorized; 16,151,042 shares issued at June 30, 2011 and
16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,406	4,473
Retained earnings	425,679	406,342
Treasury stock (752,129 shares at June 30, 2011
and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(10,175)	(1,868)
Total stockholders' equity	741,098	729,708

Total liabilities and stockholders' equity	$7,322,024	$7,282,261

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated		Restated
Interest and dividend income:

Interest and fees on loans	$65,862	$66,723	$131,316	$133,164

Interest and dividends on:
Obligations of U.S. Government,
its agencies and other securities	18,960	20,263	38,013	40,738
Obligations of states
and political subdivisions	92	204	241	421

Other interest income	8	52	14	121
Total interest and dividend income	84,922	87,242	169,584	174,444

Interest expense:

Interest on deposits:
Demand and savings deposits	951	1,582	1,942	3,357
Time deposits	6,200	9,518	12,934	20,168

Interest on borrowings:
Short-term borrowings	193	302	460	646
Long-term debt	7,556	7,119	14,913	14,172

Total interest expense	14,900	18,521	30,249	38,343

Net interest income	70,022	68,721	139,335	136,101

Provision for loan losses	12,516	13,250	26,616	29,800

Net interest income after
provision for loan losses	57,506	55,471	112,719	106,301

Other income:
Income from fiduciary activities	3,929	3,528	7,651	6,950
Service charges on deposit accounts	4,525	5,092	8,770	9,838
Other service income	2,734	3,476	5,035	6,458
Checkcard fee income	3,251	2,765	6,227	5,209
Bank owned life insurance income	1,228	1,254	2,457	2,470
ATM fees	682	832	1,336	1,597
OREO devaluations	(3,355)	(1,919)	(5,890)	(3,064)
Other	2,144	1,619	4,582	3,899
Total other income	15,138	16,647	30,168	33,357

Gain on sale of securities	15,362	3,515	21,997	11,819

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	Restated		Restated
Other expense:
Salaries and employee benefits	$25,253	$24,013	$50,317	$49,184
Occupancy expense	2,764	2,793	5,764	5,910
Furniture and equipment expense	2,785	2,564	5,442	5,196
Data processing fees	1,135	1,394	2,388	2,987
Professional fees and services	5,320	5,299	10,194	10,155
Amortization of intangibles	669	842	1,338	1,778
Marketing	728	946	1,351	1,848
Insurance	2,345	2,333	4,614	4,531
Communication	1,485	1,647	3,041	3,416
State taxes	488	838	945	1,683
Other expense	4,035	4,332	7,959	8,203
Total other expense	47,007	47,001	93,353	94,891

Income before income taxes	40,999	28,632	71,531	56,586

Income taxes	12,046	7,466	20,382	14,641

Net income	$28,953	$21,166	$51,149	$41,945

Preferred stock dividends and accretion	1,464	1,451	2,928	2,903

Net income available to common shareholders	$27,489	$19,715	$48,221	$39,042

Per Common Share:

Net income available to common shareholders
Basic	$1.79	$1.30	$3.13	$2.60
Diluted	$1.79	$1.30	$3.13	$2.60

Weighted average common shares outstanding
Basic	15,398,919	15,114,846	15,398,925	14,998,810
Diluted	15,399,593	15,114,846	15,401,506	14,998,810

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

Balance at June 30, 2011 (Restated)
					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Six Months ended June 30, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income (loss)	Income (loss)

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			41,945			$41,945
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(113)					(211)	(211)
Unrealized net holding gain on securities available-for-sale, net of income taxes of $231					429	429
Total comprehensive income						$42,163
Cash dividends on common stock at $1.88 per share			(28,285)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(600)	(7,393)	29,292
Accretion of discount on preferred stock	403		(403)
Preferred stock dividends			(2,500)
Balance at June 30, 2010	$96,886	$305,967	$427,236	$(96,029)	$15,879

Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income (Restated)			51,149			$51,149
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $104					193	193
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(4,578)					(8,500)	(8,500)
Total comprehensive income (Restated)						$42,842
Cash dividends on common stock at $1.88 per share			(28,951)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Common stock warrants cancelled		(67)	67
Accretion of discount on preferred stock	428		(428)
Preferred stock dividends			(2,500)
Balance at June 30, 2011 (Restated)	$97,718	$305,609	$425,679	$(77,733)	$(10,175)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2011	2010
	Restated
Operating activities:
Net income	$51,149	$41,945

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	5,600	4,524
Provision for loan losses	26,616	29,800
Other-than-temporary impairment on investment securities	-	-
Amortization of core deposit intangibles	1,338	1,778
Realized net investment security gains	(21,997)	(11,819)
OREO devaluations	5,890	3,064

Changes in assets and liabilities:
(Increase) in other assets	(38,202)	(18,549)
(Decrease) in other liabilities	(1,666)	(1,757)

Net cash provided by operating activities	$28,728	$48,986

Investing activities:

Proceeds from sales of available-for-sale securities	$319,504	$344,325
Proceeds from sales of Federal Home Loan Bank stock	541	-
Proceeds from maturity of:
Available-for-sale securities	199,940	817,993
Held-to-maturity securities	87,434	42,379
Purchases of:
Available-for-sale securities	(330,839)	(1,086,068)
Held-to-maturity securities	(75,951)	(2,205)
Net (increase) in loans	(24,523)	(41,273)
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(4,055)	(3,294)

Net cash provided by investing activities	$169,051	$67,295

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

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K/A – Amendment No. 2 of Park for the fiscal year ended December 31, 2010 filed on February 28, 2012 (the “2010 Form 10-K/A”), which served to restate the audited consolidated financial statements which had been incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2010 filed on February 28, 2011, from Park’s 2010 Annual Report to Shareholders (the “2010 Annual Report”).

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

The tables below detail the restated financial statement line items and Park’s regulatory capital ratios for the three and six months ended June 30, 2011.

Effect on Consolidated Condensed Balance Sheet
	June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Allowance for loan losses	$110,187	$120,174	$9,987
Net loans	4,600,326	4,590,339	(9,987)
Other real estate owned	47,997	47,734	(263)
Other assets	170,699	174,287	3,588
Total assets	7,328,686	7,322,024	(6,662)
Retained earnings	432,341	425,679	(6,662)
Total stockholders’ equity	747,760	741,098	(6,662)
Total liabilities and stockholders’ equity	7,328,686	7,322,024	(6,662)

Effect on Consolidated Condensed Statements of Income
	Three months ended June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$23,900	$12,516	$(11,384)
Net interest income after provision for loan losses	46,122	57,506	11,384
OREO devaluations	(5,257)	(3,355)	1,902
Total other income	13,236	15,138	1,902
Income before income taxes	27,713	40,999	13,286
Income taxes	7,396	12,046	4,650
Net income	20,317	28,953	8,636
Net income available to common shareholders	18,853	27,489	8,636

Earnings per common share
Basic	$1.22	$1.79	$0.57
Diluted	$1.22	$1.79	$0.57

Effect on Consolidated Condensed Statements of Income
	Six months ended June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$37,400	$26,616	$(10,784)
Net interest income after provision for loan losses	101,935	112,719	10,784
OREO devaluations	(9,651)	(5,890)	3,761
Total other income	26,407	30,168	3,761
Income before income taxes	56,986	71,531	14,545
Income taxes	15,291	20,382	5,091
Net income	41,695	51,149	9,454
Net income available to common shareholders	38,767	48,221	9,454

Earnings per common share
Basic	$2.52	$3.13	$0.61
Diluted	$2.52	$3.13	$0.61

Effect on Consolidated Condensed Statements of Changes in Stockholders' Equity
	Six months ended June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Retained earnings, December 31, 2010	$422,458	$406,342	$(16,116)
Net income	41,695	51,149	9,454
Total comprehensive income	33,388	42,842	9,454
Retained earnings, June 30, 2011	432,341	425,679	(6,662)

Effect on Consolidated Condensed Statements of Cash Flows
	Six months ended June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Net income	$41,695	$51,149	$9,454
Provision for loan losses	37,400	26,616	(10,784)
OREO devaluations	9,651	5,890	(3,761)
(Increase) in other assets	(43,293)	(38,202)	5,091

Effect on Park National Corporation's Capital Ratios
	June 30, 2011
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	9.54%	9.47%	-0.07%
Tier 1 Risk-based Capital Ratio	13.72%	13.60%	-0.12%
Total Risk-based Capital Ratio	16.18%	16.07%	-0.11%

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010.

	June 30, 2011			December 31, 2010
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$14,086	$11,125	$-	$9,347	$8,891	$-
Commercial real estate	44,827	31,624	-	21,526	17,170	-
Construction real estate:
Vision commercial land and development	23,627	8,723	-	11,206	7,847	-
Remaining commercial	24,403	20,963	-	12,305	11,743	-
Residential real estate:
Commercial	38,326	35,283	-	46,344	43,031	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial, financial and agricultural	15,996	12,883	7,367	11,801	10,314	3,028
Commercial real estate	16,232	15,619	10,050	44,789	40,760	12,652
Construction real estate:
Vision commercial land and development	72,912	38,124	15,076	103,937	78,644	39,887
Remaining commercial	21,918	12,722	5,129	23,563	15,337	5,425
Residential real estate:
Commercial	16,740	13,311	5,152	19,716	17,196	5,912
Consumer	23	23	23	-	-	-

Total	$289,090	$200,400	$42,797	$304,534	$250,933	$66,904

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At June 30, 2011 and December 31, 2010, there were $37.6 million and $12.0 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $51.1 million and $41.6 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2011 and December 31, 2010, of $42.8 million and $66.9 million, respectively, related to loans with a recorded investment of $92.7 million and $162.3 million.

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2011 and June 30, 2010 is summarized below.

	Three months ended June 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$11,791	$25,220	$71,835	$32,415	$7,265	$4	$148,530
Charge-offs	5,330	6,565	23,679	4,789	1,942	-	42,305
Recoveries	327	22	117	390	577	-	1,433
Net Charge-offs	5,003	6,543	23,562	4,399	1,365	-	40,872
Provision	9,921	4,630	(8,160)	4,281	1,844	-	12,516
Ending balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174

	Six months ended June 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	7,171	8,350	27,099	7,276	3,915	-	53,811
Recoveries	896	824	213	891	967	3	3,794
Net Charge-offs	6,275	7,526	26,886	6,385	2,948	(3)	50,017
Provision	11,429	6,464	(3,463)	8,423	3,767	(4)	26,616
Ending balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174

The activity in the allowance for loan losses for the three and six months ended June 30, 2010 is summarized as follows:

(In thousands)	Three months ended June 30, 2010	Six months ended June 30, 2010
Allowance for credit losses

Beginning balance:	$119,674	$116,717
Charge-offs	13,273	28,851
Recoveries	1,025	3,010
Net Charge-offs	12,248	25,841
Provision	13,250	29,800
Ending balance	$120,676	$120,676

The composition of the allowance for loan losses at June 30, 2011 and December 31, 2010 was as follows:

	June 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	7,367	$10,050	$20,205	$5,152	$23	$-	$42,797
Collectively evaluated for impairment	9,342	13,257	19,908	27,145	7,721	4	77,377
Total ending allowance balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174

Loan Balance:
Loans individually evaluated for impairment	$24,008	$47,243	$80,532	$48,594	$23	$-	$200,400
Loans collectively evaluated for impairment	731,785	1,210,049	249,800	1,664,974	651,227	2,278	4,510,113
Total ending loan balance	$755,793	$1,257,292	$330,332	$1,713,568	$651,250	$2,278	$4,710,513

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	30.69%	21.27%	25.09%	10.60%	-	-	21.36%
Loans collectively evaluated for impairment	1.28%	1.10%	7.97%	1.63%	1.19%	0.18%	1.72%
Total ending loan balance	2.21%	1.85%	12.14%	1.88%	1.19%	0.18%	2.55%

Recorded Investment:
Loans individually evaluated for impairment	$24,008	$47,243	$80,532	$48,594	$23	$-	$200,400
Loans collectively evaluated for impairment	734,411	1,214,824	250,631	1,669,284	654,165	2,312	4,525,627
Total ending loan balance	$758,419	$1,262,067	$331,163	$1,717,878	$654,188	$2,312	$4,726,027

	December 31, 2010
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$12,652	$45,312	$5,912	$-	$-	$66,904
Collectively evaluated for impairment	8,527	11,717	25,150	24,347	6,925	5	76,671
Total ending allowance balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	21.84%	39.90%	9.82%	-	-	26.66%
Loans collectively evaluated for impairment	1.19%	1.00%	8.59%	1.49%	1.04%	0.19%	1.71%
Total ending loan balance	1.57%	1.99%	17.33%	1.79%	1.04%	0.19%	3.03%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$-	$-	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

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

(in thousands, except share and per share data)	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	Restated		Restated
Numerator:
Income available to common shareholders	$27,489	$19,715	$48,221	$39,042
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,919	15,114,846	15,398,925	14,998,810
Effect of dilutive options and warrants	674	-	2,581	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,399,593	15,114,846	15,401,506	14,998,810
Earnings per common share:
Basic earnings per common share	$1.79	$1.30	$3.13	$2.60
Diluted earnings per common share	$1.79	$1.30	$3.13	$2.60

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

Operating Results for the three months ended June 30, 2011
(in thousands)	PNB	VB Restated	All Other	Total Restated
Net interest income	$60,542	$7,000	$2,480	$70,022
Provision for loan losses	4,975	7,016	525	12,516
Other income (loss) and security gains	30,403	1,656	(1,559)	30,500
Other expense	36,315	8,174	2,518	47,007
Net income (loss)	34,250	(4,219)	(1,078)	28,953

Balance at June 30, 2011
Assets	$6,565,419	$743,980	$12,625	$7,322,024

Operating Results for the three months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,612	$6,914	$2,195	$68,721
Provision for loan losses	3,800	8,900	550	13,250
Other income (loss) and security gains	20,840	(756)	78	20,162
Other expense	35,752	8,237	3,012	47,001
Net income (loss)	27,850	(6,756)	72	21,166

Balance at June 30, 2010
Assets	$6,215,606	$863,315	$14,177	$7,093,098

Operating Results for the six months ended June 30, 2011
(in thousands)	PNB	VB Restated	All Other	Total Restated
Net interest income	$120,779	$13,755	$4,801	$139,335
Provision for loan losses	9,950	15,616	1,050	26,616
Other income (loss) and security gains	53,300	339	(1,474)	52,165
Other expense	72,636	15,599	5,118	93,353
Net income (loss)	63,279	(11,065)	(1,065)	51,149

Operating Results for the six months ended June 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$118,011	$13,805	$4,285	$136,101
Provision for loan losses	8,550	20,200	1,050	29,800
Other income (loss) and security gains	45,618	(605)	163	45,176
Other expense	72,554	16,091	6,246	94,891
Net income (loss)	56,185	(14,212)	(28)	41,945

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six month periods ended June 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended June 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at March 31, 2011	$2,470	$740	$(60)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	-	1	-
Purchases, sales, issuances and settlements, other, net	(2,470)	-	(140)
Balance June 30, 2011	$0	$741	$(200)

Balance, at March 31, 2010	$2,744	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	12	-	-
Purchases, sales, issuances and settlements, other, net	-	-	160
Balance June 30, 2010	$2,756	$-	$(340)

Level 3 Fair Value Measurements Six months ended June 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-		-
Included in earnings – unrealized	(128)		-
Included in other comprehensive income	-	(4)	-
Purchases, sales, issuances and settlements, other, net	(2,470)		(140)
Balance June 30, 2011	$0	$741	$(200)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	5	-	-
Purchases, sales, issuances and settlements, other, net	-	-	160
Balance June 30, 2010	$2,756	$-	$(340)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at June 30, 2011 (Restated) using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at June 30, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$12,533	$12,533
Commercial real estate	-	-	22,516	22,516
Construction real estate:
Vision commercial land and development	-	-	31,124	31,124
Remaining commercial	-	-	10,224	10,224
Residential real estate	-	-	12,100	12,100
Total impaired loans	$-	$-	$88,497	$88,497
Mortgage servicing rights	-	2,526	-	2,526
Other real estate owned	-	-	47,734	47,734

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,229	32,229
Construction real estate:
Vision commercial land and development			42,274	42,274
Remaining commercial			10,465	10,465
Residential real estate			16,399	16,399
Total impaired loans	$-	$-	$109,643	$109,643
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	41,709	41,709

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $200.4 million at June 30, 2011, offset by partial charge-offs of $88.7 million.  In addition, these loans had a specific valuation allowance of $42.8 million. Of the $200.4 million impaired loan portfolio, loans with a book value of $131.3 million were carried at their fair value of $88.5 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $69.1 million of impaired loans are carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeds the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $109.6 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $66.9 million.  The remaining $74.4 million of impaired loans at December 31, 2010 were carried at cost.

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

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At June 30, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $47.7 million and $41.7 million, respectively.  The financial impact of OREO devaluation adjustments for the three month and six month periods ended June 30, 2011 was $3.4 million and $5.9 million, respectively.

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

The fair value of financial instruments at June 30, 2011 and December 31, 2010, was as follows:

(in thousands)	June 30, 2011		December 31, 2010

Financial assets:	Carrying value	Fair value	Carrying value	Fair value
Cash and money market instruments	$217,116	$217,116	$133,780	$133,780
Investment securities	1,892,708	1,903,619	1,971,092	1,983,636
Accrued interest receivable	22,624	22,624	24,137	24,137
Mortgage loans held for sale	7,456	7,456	8,340	8,340
Impaired loans carried at fair value (Restated)	88,497	88,497	109,643	109,643
Other loans (Restated)	4,494,386	4,506,366	4,471,127	4,490,855
Loans receivable, net (Restated)	$4,590,339	$4,602,319	$4,589,110	$4,608,838

Financial liabilities:
Noninterest bearing checking accounts	$984,160	$984,160	$937,719	$937,719
Interest bearing transactions accounts	1,485,383	1,485,383	1,283,159	1,283,159
Savings accounts	950,777	950,777	899,288	899,288
Time deposits	1,832,992	1,843,327	1,973,903	1,990,163
Other	4,205	4,205	1,351	1,351
Total deposits	$5,257,517	$5,267,852	$5,095,420	$5,111,680

Short-term borrowings	$234,112	$234,112	$663,669	$663,669
Long-term debt	821,202	889,068	636,733	699,080
Subordinated debentures/notes	75,250	66,681	75,250	63,099
Accrued interest payable	5,732	5,732	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,338	$1,338	$1,634	$1,634
Fair value swap	200	200	60	60

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; the effects of the Gulf of Mexico oil spill; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s 2010 Form 10-K/A, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the period ended March 31, 2011 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q/A (Amendment No. 2). Undue reliance should not be placed on the forward-looking statements, which speak only as of the date they were originally filed. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At June 30, 2011, OREO totaled $47.7 million, representing an 14.4% increase compared to $41.7 million at December 31, 2010.  The $6.0 million net increase in OREO during the first six months of 2011 was a result of $22.4 million in new OREO offset by sales of $10.5 million and devaluations of $5.9 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. At June 30, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $137.0 million. This was 10.9% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $88.5 million (or 64.6%) of the total amount of Level 3 inputs. Additionally, there were $69.1 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Summary Discussion of Results

Net income for the three months ended June 30, 2011 was $29.0 million compared to $21.2 million for the second quarter of 2010, an increase of $7.8 million or 36.8%.  Net income available to common shareholders (which is net of the preferred stock dividends and the related accretion) was $27.5 million for the second quarter of 2011 compared to $19.7 million for the three months ended June 30, 2010, an increase of $7.8 million or 39.6%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the second quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.79 for the second quarter of 2011 compared to $1.30 for the second quarter of 2010, an increase of $0.49 per share or 37.7%.  Weighted average common shares outstanding were 15,398,919 for the three months ended June 30, 2011 compared to 15,114,846 common shares for the second quarter of 2010, an increase of 284,073 common shares or 1.9%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, issued from treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

Net income for the six months ended June 30, 2011 was $51.1 million compared to $41.9 million for the first half of 2010, an increase of $9.2 million or 22.0%.  Net income available to common shareholders was $48.2 million for the first six months of 2011 compared to $39.0 million for the same period in 2010, an increase of $9.2 million or 23.6%.  Preferred stock dividends and the related accretion of the discount on the preferred stock issued to the U.S. Treasury totaled $2.9 million for the first half of both 2011 and 2010.

Diluted earnings per common share were $3.13 for the six months ended June 30, 2011 compared to $2.60 for the first half of 2010, an increase of $0.53 per share or 20.4%.  Weighted average common shares outstanding were 15,398,925 for the six months ended June 30, 2011 compared to 14,998,810 common shares for the six months ended 2010, an increase of 400,115 common shares or 2.7%.

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

Park – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(in thousands)	2011 (Restated)	2010	% Change	2011 (Restated)	2010	% Change
Net interest income	$70,022	$68,721	1.89%	$139,335	$136,101	2.38%
Provision for loan losses	12,516	13,250	-5.54%	26,616	29,800	-10.68%
Total other income	15,138	16,647	-9.06%	30,168	33,357	-9.56%
Gain on sale of securities	15,362	3,515	337.04%	21,997	11,819	86.12%
Total other expense	47,007	47,001	0.01%	93,353	94,891	-1.62%
Income before taxes	$40,999	$28,632	43.19%	$71,531	$56,586	26.41%
Income taxes	12,046	7,466	61.34%	20,382	14,641	39.21%
Net income	$28,953	$21,166	36.79%	$51,149	$41,945	21.94%

The following table compares the guidance for 2011 that management provided in Park’s 2010 Annual Report with the actual results for the six month period ended June 30, 2011.  This guidance was included in Park’s 2010 Annual Report in the “Financial Review” section on pages 38 through 40.

(in thousands)	Projected results for 2011	50% of annual projection	Actual results for the first half of 2011 (Restated)
Net interest income	$268,000 to $278,000	$134,000 - $139,000	$139,335
Provision for loan losses	$47,000 to $57,000	$23,500 - $28,500	$26,616
Total other income	$63,000 to $67,000	$31,500 - $33,500	$30,168
Total other expense	$183,000 to $187,000	$91,500- $93,500	$93,353

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

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011 (Restated)	2010	% Change	2011 (Restated)	2010	% Change
Net interest income	$7,000	$6,914	1.24%	$13,755	$13,805	-0.36%
Provision for loan losses	7,016	8,900	-21.17%	15,616	20,200	-22.69%
Other income	(172)	(756)	77.25%	(1,489)	(605)	-146.12%
Gain on sale of securities	1,828	-----	N.M.	1,828	----	N.M.
Other expense	8,174	8,237	-0.76%	15,599	16,091	-3.06%
Loss before taxes	$(6,534)	$(10,979)	40.49%	$(17,121)	$(23,091)	25.85%
Income tax credits	(2,315)	(4,223)	45.18%	(6,056)	(8,879)	31.79%
Net loss	$(4,219)	$(6,756)	37.55%	$(11,065)	$(14,212)	22.14%
N.M. – Not Meaningful

The following table provides a summary income statement for Park excluding Vision Bank.

Park Excluding Vision Bank – Summary Income Statement
	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2011	2010	% Change	2011	2010	% Change
Net interest income	$63,022	$61,807	1.97%	$125,580	$122,296	2.69%
Provision for loan losses	5,500	4,350	26.44%	11,000	9,600	14.58%
Other income	15,310	17,403	-12.03%	31,657	33,962	-6.79%
Gain on sale of securities	13,534	3,515	285.04%	20,169	11,819	70.65%
Other expense	38,833	38,764	0.18%	77,754	78,800	-1.33%
Income before taxes	$47,533	$39,611	20.00%	$88,652	$79,677	11.26%
Income taxes	14,361	11,689	22.86%	26,438	23,520	12.41%
Net income	$33,172	$27,922	18.80%	$62,214	$56,157	10.79%

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

Provision for Loan Losses

The provision for loan losses was $12.5 million for the three months ended June 30, 2011, compared to $13.3 million for the same period in 2010. Net loan charge-offs were $40.9 million for the second quarter of 2011, compared to $12.2 million for the second quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 3.46% for the three months ended June 30, 2011, compared to 1.07% for the same period in 2010.

For the first six months of 2011, the provision for loan losses decreased by $3.2 million to $26.6 million, compared to $29.8 million for the same period in 2010.  Net loan charge-offs were $50.0 million for the six months ended June 30, 2011, or 2.13% of average loans on an annualized basis, compared to $25.8 million, or 1.13% of average loans on an annualized basis, for the first six months of 2010.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at June 30, 2011, December 31, 2010 and June 30, 2010.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	June 30, 2011 (Restated)	December 31, 2010	June 30, 2010
Total ALLL	$120,174	$143,575	$120,676
Less specific reserves at Park’s Ohio-based operations	14,132	12,976	6,059
Less specific reserves at Vision Bank	28,665	53,928	32,708
General reserves	$77,377	$76,671	$81,909

Total loans	$4,710,513	$4,732,685	$4,655,997
Less impaired commercial loans	200,400	250,933	203,574
Non-impaired loans	$4,510,113	$4,481,752	$4,452,423

Total ALLL to total loan ratio	2.55%	3.03%	2.59%
General reserves as a % of non-impaired loans	1.72%	1.71%	1.84%

As a result of the passage of time and more clarity on the characteristics of many of the impaired commercial loans at Vision Bank, during the second quarter of 2011, management determined that it was appropriate to charge-off many of the specific reserves previously established on impaired commercial loans. Management’s quarterly evaluation includes a detailed review of the expected cash flows and the current estimate of the collateral value for all impaired commercial loans.  As a result of the second quarter evaluation, management noted some deterioration in either collateral value or expected cash flows within certain of the larger impaired commercial, land and development loans at Vision Bank and increased the specific reserves established for these loans.

The loan loss provision for Vision Bank was $7.0 million for the three months ended June 30, 2011, compared to $8.9 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $32.2 million, or an annualized 21.25% of average loans for the second quarter of 2011, compared to net loan charge-offs of $6.5 million, or 3.92% of average loans for the same period in 2010.  As discussed above, during the second quarter of 2011 Vision Bank charged off a significant portion of previously established specific reserves, resulting in the significant increase in net charge-offs compared to the second quarter of 2010.

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

The following table compares Park National Corporation’s nonperforming assets at June 30, 2011, December 31, 2010 and June 30, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	June 30, 2011 (Restated)	December 31, 2010	June 30, 2010
Nonaccrual loans	$238,690	$289,268	$237,640
Renegotiated loans	33	-	214
Loans past due 90 days or more	3,142	3,590	17,283
Total nonperforming loans	$241,865	$292,858	$255,137

Other Real Estate Owned – Park National Bank	10,309	8,385	9,554
Other Real Estate Owned – SE Property Holdings	32,638	-	-
Other Real Estate Owned – Vision Bank	4,787	33,324	36,902
Total nonperforming assets	$289,599	$334,567	$301,593

Percentage of nonperforming loans to total loans	5.13%	6.19%	5.48%
Percentage of nonperforming assets to total loans	6.15%	7.07%	6.48%
Percentage of nonperforming assets to total assets	3.96%	4.59%	4.25%

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

Vision Bank’s nonperforming assets at June 30, 2011, December 31, 2010 and June 30, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2011 (Restated)	December 31, 2010	June 30, 2010
Nonaccrual loans	$117,562	$171,453	$152,698
Renegotiated loans	-	-	-
Loans past due 90 days or more	980	364	9,616
Total nonperforming loans	$118,542	$171,817	$162,314

Other Real Estate Owned	4,787	33,324	36,902
Total nonperforming assets	$123,329	$205,141	$199,216

Percentage of nonperforming loans to total loans	20.97%	26.82%	24.16%
Percentage of nonperforming assets to total loans	21.82%	32.02%	29.66%
Percentage of nonperforming assets to total assets	16.58%	25.90%	23.08%

Nonperforming assets for Park, excluding Vision Bank at June 30, 2011, December 31, 2010 and June 30, 2010, are included in the following table:

Park, excluding Vision Bank - Nonperforming Assets
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2010
Nonaccrual loans	$121,128	$117,815	$84,942
Renegotiated loans	33	-	214
Loans past due 90 days or more	2,162	3,226	7,667
Total nonperforming loans	$123,323	$121,041	$92,823

Other Real Estate Owned – Park National Bank	10,309	8,385	9,554
Other Real Estate Owned – SE Property Holdings	32,638	-	-
Total nonperforming assets	$166,270	$129,426	$102,377

Percentage of nonperforming loans to total loans	2.97%	2.96%	2.33%
Percentage of nonperforming assets to total loans	4.01%	3.16%	2.57%
Percentage of nonperforming assets to total assets	2.53%	1.99%	1.64%

Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under U.S. GAAP. At June 30, 2011, loans considered to be impaired consisted substantially of commercial loans graded as “doubtful” and placed on nonaccrual status. As a result of significant losses within Vision Bank’s CL&D loan portfolio over the past three and a half years, management continues to believe it is necessary to segregate this portion of the portfolio for both impaired credits, as well as those accruing CL&D loans at June 30, 2011. Cumulative charge-offs within Vision Bank’s impaired CL&D loan portfolio at June 30, 2011 was $51.1 million. Additionally, at June 30, 2011, management had established a specific reserve of $15.1 million related to those CL&D loans at Vision Bank that were deemed to be impaired. The aggregate of cumulative prior charge-offs on impaired Vision Bank CL&D loans, along with the specific reserves at June 30, 2011, totaled $66.2 million. The following table summarizes the CL&D loan portfolio at Vision Bank:

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	June 30, 2011 (Restated)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$111,054	$170,989	$218,263	$251,443
Performing CL&D loans	64,207	84,498	132,380	191,712
Impaired CL&D loans	$46,847	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$15,076	$39,887	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	51,099	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$66,175	$68,539	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	67.6%	59.5%	42.2%	28.0%

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

Total Other Income

Total other income exclusive of securities gains decreased by $1.5 million or 9.1% to $15.1 million for the quarter ended June 30, 2011, compared to $16.6 million for the second quarter of 2010. For the six months ended June 30, 2011, total other income decreased by $3.2 million or 9.6% to $30.2 million compared to $33.3 million for the same period in 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended June 30,			Six months ended June 30,
	2011 (Restated)	2010	Change	2011 (Restated)	2010	Change
Income from fiduciary activities	$3,929	$3,528	$401	$7,651	$6,950	$701
Service charges on deposits	4,525	5,092	(567)	8,770	9,838	(1,068)
Other service income	2,734	3,476	(742)	5,035	6,458	(1,423)
Checkcard fee income	3,251	2,765	486	6,227	5,209	1,018
Bank owned life insurance income	1,228	1,254	(26)	2,457	2,470	(13)
ATM fees	682	832	(150)	1,336	1,597	(261)
OREO devaluations	(3,355)	(1,919)	(1,436)	(5,890)	(3,064)	(2,826)
Other	2,144	1,619	525	4,582	3,899	683
Total other income	$15,138	$16,647	$(1,509)	$30,168	$33,357	$(3,189)

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

OREO devaluations increased by $1.4 million to $3.4 million for the three months ended June 30, 2011, compared to $1.9 million for the same period in 2010.  For the six months ended June 30, 2011, OREO devaluations increased $2.8 million to $5.9 million compared to $3.1 million in 2010. The increase was largely due to devaluations of other real estate owned at Vision Bank of approximately $3.8 million through the first six months of 2011, compared to $2.7 million in devaluations for the same period in 2010.  Management does not believe the devaluations for the first half of 2011 to be representative of the second half of 2011, based on management’s decision to accelerate the appraisal dates for much of the OREO property at Vision Bank, in order to expedite the transfer of OREO to SE Property Holdings, LLC.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended June 30, 2011			Six months ended June 30, 2011
(In thousands)	Ohio-based operations	Vision Bank (Restated)	Total (Restated)	Ohio-based operations	Vision Bank (Restated)	Total (Restated)
Income from fiduciary activities	$396	$5	$401	$695	$6	$701
Service charges on deposits	(478)	(89)	(567)	(835)	(233)	(1,068)
Non-yield loan fee income	(795)	53	(742)	(1,485)	62	(1,423)
Checkcard fee income	274	212	486	604	414	1,018
Bank owned life insurance income	(26)	-	(26)	(8)	(5)	(13)
ATM fees	3	(153)	(150)	17	(278)	(261)
OREO devaluations	(1,709)	273	(1,436)	(1,683)	(1,143)	(2,826)
Other	241	284	525	391	292	683
Total	$(2,094)	$585	$(1,509)	$(2,304)	$(885)	$(3,189)

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

Income Tax

For the three months ended June 30, 2011, federal income tax expense was $12.0 million and no state income tax benefit was recognized, compared to federal income tax expense of $8.0 million and a state income tax benefit of $0.6 million for the second quarter of 2010.  For the six months ended June 30, 2011, federal income tax was $20.4 million and no state income tax benefit was recognized, compared to federal income tax of $15.8 million and a state income tax benefit of $1.2 million for the first six months of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $320,000 and a valuation allowance for the same amount were recorded during the second quarter of 2011. For the first six months of 2011, a state income tax benefit of $837,000 and a valuation allowance for the same amount were recorded at Vision Bank. Management has determined that the likelihood of realizing the full deferred tax asset on the state net operating loss carry-forward at Vision Bank fails to meet the “more likely than not” level. The net operating loss carry-forward periods for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 29.4% for the second quarter of 2011, compared to 28.0% for the same period in 2010.  For the first six months of 2011, federal income tax expense as a percentage of income before taxes was 28.5%, compared to 27.9% for the same period in 2010. The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Comparison of Financial Condition
At June 30, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets increased by $40 million or 0.5% to $7,322 million at June 30, 2011, compared to $7,282 million at December 31, 2010.  This increase in total assets was due to increases in cash and cash equivalents and other miscellaneous assets, offset by declines in investment securities and loan balances.

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

Total stockholders’ equity increased by $11.4 million or 1.56% to $741.1 million at June 30, 2011, from $729.7 million at December 31, 2010.  Retained earnings increased by $19.4 million during the period as a result of: net income of $51.1 million; offset by common stock dividends of $29.0 million, and accretion and dividends on the preferred stock of $2.9 million.  Preferred stock increased by $428,000 during the first six months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive income/(loss) decreased by $8.3 million during the first half of 2011 to a loss of $10.2 million at June 30, 2011.  The unrealized holding gains in the investment portfolio decreased by $8.5 million, net of taxes, as a result of the mark-to-market at June 30, 2011 and Park also recognized a $193,000 decline in the unrealized holding loss on the cash flow hedge.

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

Capital Resources

Total stockholders’ equity at June 30, 2011 was $741 million, or 10.1% of total assets, compared to $730 million, or 10.0% of total assets, at December 31, 2010 and $750 million, or 10.6% of total assets, at June 30, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $643 million at June 30, 2011, or 8.8% of total assets, compared to $632 million, or 8.7% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.47% at June 30, 2011 and 9.54% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.60% at June 30, 2011 and 13.24% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.07% at June 30, 2011 and 15.71% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at June 30, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at June 30, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.56%	9.63%	11.57%
Vision Bank - Restated	14.29%	19.42%	20.77%
Park National Corporation - Restated	9.47%	13.60%	16.07%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations.  Such obligations include the funding of operations through debt issuances as well as leases for premises. See Table 24 of Park’s 2010 Form 10-K/A (Amendment No. 2) for disclosure concerning contractual obligations and commitments at December 31, 2010. There were no significant changes in contractual obligations and commitments during the first six months of 2011.

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

On Table 23 of Park’s 2010 Form 10-K/A (Amendment No. 2), management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $647.8 million or 9.53% of interest earning assets at December 31, 2010. At June 30, 2011, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $491 million or 7.3% of interest earning assets.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, the end of the quarterly period covered by this Form 10-Q/A for June 30, 2011, Park carried out an evaluation under the supervision and with the participation of Park’s management, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer) and Park’s Chief Financial Officer (the principal financial officer), of the effectiveness of Park’s disclosure controls and procedures. In designing and evaluating Park’s disclosure controls and procedures, Park and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Park’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer concluded that Park’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Park in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the such information is accumulated and communicated to Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the events necessitating the restatement described in the Explanatory Note and in Notes 1 and 1A of the Notes to Unaudited Consolidated Condensed Financial Statements set forth in “Item 1 - Financial Statements” of Part I of this Form 10-Q/A for June 30, 2011, however, Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, has reevaluated the design and operation of Park’s disclosure controls and procedures and has now concluded that, as of June 30, 2011, Park did not maintain effective controls to ensure that the allowance for loan losses related to certain impaired commercial loans with guarantor support and the expenses related to certain devaluations of other real estate owned (“OREO”) and additional loan loss provisions that are not related to guarantor support were properly calculated.

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

Because of these control deficiencies, which are considered to be material weaknesses and resulted in the restatement of not only Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010 but also Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, Park’s management has restated its assessment for the period ended June 30, 2011 and concluded that Park’s disclosure controls and procedures were not effective as of June 30, 2011.

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

As of the date of the filing of this Form 10-Q/A (Amendment No. 2), management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

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

As of the date of the filing of this Form 10-Q/A (Amendment No. 2), management believes that the enhancements to Park’s internal control processes have resolved the material weaknesses that existed as of December 31, 2010.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), we included a detailed discussion of our risk factors. Certain numbers included within the 2010 Form 10-K were subsequently updated in the 2010 Form 10-K/A - Amendment No. 2 filed on February 28, 2012. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2010 Form 10-K/A - Amendment No. 2, which served to restate the audited consolidated financial statements which had been incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2010 filed on February 28, 2011, from Park’s 2010 Annual Report. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Form 10-Q/A for June 30, 2011. Any of the risks described below or in the 2010 Form 10-K, as updated by the 2010 Form 10-K/A - Amendment No. 2, could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As disclosed earlier within this Form 10-Q/A for June 30, 2011, we continue to experience difficult credit conditions in the Alabama and Florida markets in which we operate. For the six month period ended June 30 2011, Vision Bank has experienced $37.3 million in net loan charge-offs, or an annualized 12.11% of average loans. For the first six months of 2010, net loan charge-offs for Vision Bank were $15.6 million, or an annualized 4.66% of average loans. The loan loss provision for Vision Bank was $15.6 million for the six months ended June 30, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $241.9 million or 5.13% of total loans at June 30, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $255.1 million or 5.48% of total loans at June 30, 2010. At June 30, 2011, Vision Bank had non-performing loans of $118.5 million or 20.97% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $162.3 million or 24.16% of total loans at June 30, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and may generate net losses in the future.  For the six months ended June 30, 2011, Vision Bank had a net loss of $11.1 million and Park contributed capital of $21.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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

12	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (filed herewith)

32.1	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (furnished herewith)

32.2	Section 1350 Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (furnished herewith)

101	The following information from Park’s June 30, 2011 Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited); (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Condensed Financial Statements.

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

PARK NATIONAL CORPORATION

DATE: February 28, 2012	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

DATE: February 28, 2012	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer

-60-