Form 10-Q/A
period 2011-09-30
PARK NATIONAL CORP /OH/
filed 2012-02-29
CIK 805676

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

EXPLANATORY NOTE

Park National Corporation (“Park”) is filing this Form 10-Q/A (Amendment No. 1) (this “Form 10-Q/A for September 30, 2011”) with respect to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2011 (the “Original September 30, 2011 Form 10-Q”), in order to amend Part I – Items 1, 2 and 4, and Part II – Items 1A and 6. This Form 10-Q/A for September 30, 2011 is being filed to amend and restate our unaudited consolidated condensed financial statements as of and for the three and nine month periods ended September 30, 2011 included in “Item 1 – Financial Statements” of Part I and related disclosures in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I to make the corrections identified below.

This Form 10-Q/A for September 30, 2011 is being filed to reflect the impact on the consolidated financial information as of and for the three and nine month periods ended September 30, 2011 of the restatement of Park’s audited consolidated financial statements as of and for the year ended December 31, 2010. This Form 10-Q/A for September 30, 2011 should be read in conjunction with and follows the filing by Park of Form 10-K/A (Amendment No. 2) for the fiscal year ended December 31, 2010, which was filed on February 28, 2012. The restatement of consolidated financial information as of and for the three and nine month periods ended September 30, 2011 results in the following corrections:

Impact on Items Reported in Consolidated Condensed Statements of Income (Unaudited):

•	The provision for loan losses decreased by $2.1 million to $16.4 million, compared to $18.5 million as originally reported for the three months ended September 30, 2011 (the “third quarter”). The provision for loan losses decreased by $12.9 million to $43.1 million, compared to $55.9 million as originally reported for the nine months ended September 30, 2011.
•	Net interest income after provision for loan losses increased by $2.1 million to $51.2 million, compared to $49.1 million as originally reported for the third quarter. Net interest income after provision for loan losses increased by $12.9 million to $163.9 million, compared to $151.0 million as originally reported for the nine months ended September 30, 2011.
•	Other real estate owned (“OREO”) devaluations decreased by $1.1 million to $588,000, compared to $1.7 million as originally reported for the third quarter. OREO devaluations decreased by $4.8 million to $6.5 million, compared to $11.3 million as originally reported for the nine months ended September 30, 2011.
•	Total other income increased by $1.1 million to $18.0 million, compared to $16.9 million as originally reported for the third quarter. Total other income increased by $4.9 million to $48.2 million, compared to $43.3 million as originally reported for the nine months ended September 30, 2011.
•	Income before income taxes increased by $3.2 million to $27.1 million, compared to $23.9 million as originally reported for the third quarter. Income before income taxes increased by $17.7 million to $98.6 million, compared to $80.9 million as originally reported for the nine months ended September 30, 2011.
•	Income taxes increased by $1.1 million to $6.7 million, compared to $5.6 million as originally reported for the third quarter. Income taxes increased by $6.2 million to $27.1 million, compared to $20.9 million as originally reported for the nine months ended September 30, 2011.
•	Net income increased by $2.1 million to $20.4 million, compared to $18.3 million as originally reported for the third quarter. Net income increased by $11.5 million to $71.5 million, compared to $60.0 million as originally reported for the nine months ended September 30, 2011.
•	Net income available to common shareholders increased by $2.1 million to $18.9 million, compared to $16.8 million as originally reported.
•	Basic and diluted earnings per share increased by $0.14 to $1.23 per common share, compared to $1.09 per common share as originally reported for the third quarter. Diluted earnings per share increased by $0.75 to $4.36 per common share, compared to $3.61 per common share as originally reported for the nine months ended September 30, 2011.

Impact on Items Reported in Consolidated Condensed Balance Sheet (Unaudited):

•	The allowance for loan losses increased by $7.1 million to $107.3 million, compared to $100.2 million as originally reported as of September 30, 2011.
•	Loans, net of the allowance for loan losses decreased by $7.1 million to $4,573 million, compared to $4,580 million as originally reported as of September 30, 2011.
•	Other assets increased by $2.5 million to $164.0 million, compared to $161.5 million as originally reported as of September 30, 2011. The only adjustment within other assets was to reflect the deferred tax asset impact of the restatement.
•	Total assets decreased by $4.6 million to $7,095 million, compared to $7,100 million as originally reported as of September 30, 2011.
•	Retained earnings decreased by $4.6 million to $430.1 million, compared to $434.7 million as originally reported as of September 30, 2011.
•	Total stockholders’ equity decreased by $4.6 million to $755.1 million, compared to $759.6 million as originally reported as of September 30, 2011.
•	Total liabilities and stockholders’ equity decreased by $4.6 million to $7,095 million, compared to $7,100 million as originally reported as of September 30, 2011.

For a more detailed description of the restatement of the consolidated condensed financial statements, see Note 1A, “Restatement of Financial Statements” in our Notes to Unaudited Consolidated Condensed Financial Statements.

Park has not modified or updated the information in the Original September 30, 2011 Form 10-Q, except as necessary to reflect the effects of the restated consolidated condensed financial statements which took into consideration subsequent additional information about conditions that existed at September 30, 2011. This Form 10-Q/A for September 30, 2011 continues to speak as of the dates described herein, and we have not updated the disclosures contained in the Original September 30, 2011 Form 10-Q to reflect any events that occurred subsequent to such dates except as necessitated by the restatement and to discuss a subsequent event in Note 19 - Sale of Vision Bank. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Original September 30, 2011 Form 10-Q on November 9, 2011. With respect to management’s discussion, within “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, of the projected results for the fiscal year ending December 31, 2011, we have removed the portion of the discussion related to items that would no longer be appropriate given the nature of the restatement of the consolidated financial information as of and for the quarterly period ended September 30, 2011 and the impact it had on certain line items in the Consolidated Condensed Statements of Income for the three and nine month periods ended September 30, 2011, including the provision for loan losses. Accordingly, this Form 10-Q/A for September 30, 2011 should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Form 10-Q/A for September 30, 2011.

Park has modified “Item 4 – Controls and Procedures” of Part I in order to reflect the reevaluation by Park’s management of the effectiveness of the design and operation of Park’s disclosure controls and procedures as of September 30, 2011 in connection with the restatement of the consolidated condensed financial statements as described in this Form 10-Q/A for September 30, 2011.

Park has also modified the risk factor included in “Item 1A – Risk Factors” of Part II to include the restated financial information for Vision Bank where appropriate. The risk factor, including the corrected information, remains applicable as of the filing date of the Original September 30, 2011 Form 10-Q.

Park has updated the Computation of Ratio of Earnings to Fixed Charges and the Computation of Ratio of Earnings to Fixed Charges and Preferred Dividends included as Exhibit 12 to this Form 10-Q/A for September 30, 2011, in order to reflect the corrected consolidated financial information. Additionally, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 31.1 and 31.2 to this Form 10-Q/A for September 30, 2011, and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been included as Exhibits 32.1 and 32.2 to this Form 10-Q/A for September 30, 2011, which have been reflected in “Item 6 – Exhibits” of Part II.

For the convenience of the reader, this Form 10-Q/A for September 30, 2011 sets forth the disclosures to be included in the Form 10-Q for the quarterly period ended September 30, 2011 in their entirety, although Park is only amending and restating Items 1, 2 and 4 of Part I and Items 1A and 6 of Part II from the Original September 30, 2011 Form 10-Q as these are the only Items affected by the corrected consolidated financial information.

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

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30,	December 31,
	2011	2010
	Restated
Assets:
Cash and due from banks	$132,988	$109,058
Money market instruments	139,109	24,722
Cash and cash equivalents	272,097	133,780
Investment securities
Securities available-for-sale, at fair value
(amortized cost of $772,910 and $1,274,258 at September 30, 2011 and December 31, 2010)	797,163	1,297,522
Securities held-to-maturity, at amortized cost
(fair value of $861,369 and $686,114 at September 30, 2011 and December 31, 2010)	843,576	673,570
Other investment securities	67,892	68,699
Total investment securities	1,708,631	2,039,791

Loans	4,680,575	4,732,685
Allowance for loan losses	(107,310)	(143,575)
Net loans	4,573,265	4,589,110

Bank owned life insurance	153,159	146,450
Goodwill and other intangible assets	76,370	78,377
Bank premises and equipment, net	68,633	69,567
Other real estate owned	46,911	41,709
Accrued interest receivable	21,990	24,137
Mortgage loan servicing rights	10,069	10,488
Other	163,973	148,852

Total assets	$7,095,098	$7,282,261

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,000,969	$937,719
Interest bearing	4,088,218	4,157,701
Total deposits	5,089,187	5,095,420

Short-term borrowings	243,071	663,669
Long-term debt	823,722	636,733
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	5,416	6,123
Other	103,399	75,358
Total liabilities	6,340,045	6,552,553

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	97,932	97,290
Common stock (No par value; 20,000,000 shares authorized; 16,151,033 shares issued at September 30, 2011 and 16,151,062 shares issued at December 31, 2010)	301,203	301,204
Common stock warrants	4,406	4,473
Retained earnings	430,121	406,342
Treasury stock (752,129 shares at September 30, 2011 and 752,128 shares at December 31, 2010)	(77,733)	(77,733)

Accumulated other comprehensive (loss), net of taxes	(876)	(1,868)
Total stockholders' equity	755,053	729,708

Total liabilities and stockholders' equity	$7,095,098	$7,282,261

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Restated		Restated
Interest and dividend income:

Interest and fees on loans	$65,645	$67,123	$196,961	$200,287

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	16,289	19,333	54,302	60,071
Obligations of states and political subdivisions	69	192	310	613

Other interest income	62	34	76	155
Total interest and dividend income	82,065	86,682	251,649	261,126

Interest expense:

Interest on deposits:
Demand and savings deposits	976	1,263	2,918	4,620
Time deposits	5,661	8,532	18,595	28,700

Interest on borrowings:
Short-term borrowings	182	269	642	915
Long-term debt	7,626	7,173	22,539	21,345

Total interest expense	14,445	17,237	44,694	55,580

Net interest income	67,620	69,445	206,955	205,546

Provision for loan losses	16,438	14,654	43,054	44,454

Net interest income after provision for loan losses	51,182	54,791	163,901	161,092

Other income:
Income from fiduciary activities	3,615	3,314	11,266	10,264
Service charges on deposit accounts	4,894	5,026	13,664	14,864
Other service income	3,087	3,909	8,122	10,367
Checkcard fee income	3,154	2,900	9,381	8,109
Bank owned life insurance income	1,229	1,313	3,686	3,783
ATM fees	726	699	2,062	2,296
OREO devaluations	(588)	(1,555)	(6,478)	(4,619)
Other	1,910	1,924	6,492	5,823
Total other income	18,027	17,530	48,195	50,887

Gain on sale of securities	3,465	-	25,462	11,819

Continued

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(Continued)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	Restated		Restated
Other expense:
Salaries and employee benefits	$25,799	$24,500	$76,116	$73,684
Occupancy expense	2,665	2,840	8,429	8,750
Furniture and equipment expense	2,688	2,624	8,130	7,820
Data processing fees	1,184	1,403	3,572	4,390
Professional fees and services	5,005	4,477	15,199	14,632
Amortization of intangibles	669	822	2,007	2,600
Marketing	764	840	2,115	2,688
Insurance	681	2,316	5,295	6,847
Communication	1,475	1,696	4,516	5,112
State taxes	469	865	1,414	2,548
Other expense	4,200	3,313	12,159	11,516
Total other expense	45,599	45,696	138,952	140,587

Income before income taxes	27,075	26,625	98,606	83,211

Income taxes	6,694	7,048	27,076	21,689

Net income	$20,381	$19,577	$71,530	$61,522

Preferred stock dividends and accretion	1,464	1,452	4,392	4,355

Net income available to common shareholders	$18,917	$18,125	$67,138	$57,167

Per Common Share:

Net income available to common shareholders
Basic	$1.23	$1.19	$4.36	$3.79
Diluted	$1.23	$1.19	$4.36	$3.79

Weighted average common shares outstanding
Basic	15,398,909	15,272,720	15,398,919	15,090,113
Diluted	15,398,909	15,272,720	15,400,641	15,090,113

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

					Accumulated
				Treasury	Other
	Preferred	Common	Retained	Stock	Comprehensive	Comprehensive
Nine Months ended September 30, 2011 and 2010	Stock	Stock	Earnings	at Cost	Income (loss)	Income (loss)

Balance at December 31, 2009	$96,483	$306,569	$423,872	$(125,321)	$15,661
Net Income			61,522			$61,522
Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) on cash flow hedge, net of income taxes of $(149)					(277)	(277)
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(1,631)					(3,030)	(3,030)
Total comprehensive income						$58,215
Cash dividends on common stock at $2.82 per share			(42,668)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Reissuance of common stock from treasury shares held for warrants issued		(852)	(9,495)	37,915
Accretion of discount on preferred stock	605		(605)
Preferred stock dividends			(3,750)
Balance at September 30, 2010	$97,088	$305,715	$428,876	$(87,406)	$12,354

Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income (Restated)			71,530			$71,530
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $187					348	348
Unrealized net holding gain on securities available-for-sale, net of income taxes of $345					644	644
Total comprehensive income (Restated)						$72,522
Cash dividends on common stock at $2.82 per share			(43,425)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Common stock warrants cancelled		(66)	66
Accretion of discount on preferred stock	642		(642)
Preferred stock dividends			(3,750)
Balance at September 30, 2011 (Restated)	$97,932	$305,609	$430,121	$(77,733)	$(876)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
	Restated
Operating activities:
Net income	$71,530	$61,522

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	8,457	9,511
Provision for loan losses	43,054	44,454
Other-than-temporary impairment on investment securities	-	23
Amortization of core deposit intangibles	2,007	2,600
Realized net investment security gains	(25,462)	(11,819)
OREO devaluations	6,478	4,619

Changes in assets and liabilities:
(Increase) in other assets	(35,456)	(30,621)
Increase in other liabilities	6,510	712

Net cash provided by operating activities	$77,118	$81,001

Investing activities:

Proceeds from sales of available-for-sale securities	$535,768	$344,325
Proceeds from sales of Federal Home Loan Bank stock	807	111
Proceeds from maturity of:
Available-for-sale securities	351,226	1,354,317
Held-to-maturity securities	281,159	166,321
Purchases of:
Available-for-sale securities	(360,835)	(1,665,825)
Held-to-maturity securities	(429,993)	(77,478)
Net (increase) in loans	(22,149)	(60,036)
Purchases of bank owned life insurance, net	(3,000)	(4,562)
Purchases of premises and equipment, net	(4,765)	(6,579)

Net cash provided by investing activities	$348,218	$50,594

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

1A. RESTATEMENT OF FINANCIAL STATEMENTS

In a Current Report on Form 8-K filed on January 31, 2012 (the “January 31, 2012 Form 8-K”), Park announced that on January 27, 2012, management determined that (i) Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, and (ii) Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011, and September 30, 2011 should be restated.

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

The tables below detail the restated financial statement line items and Park’s regulatory capital ratios for the three and nine months ended September 30, 2011.

Effect on Consolidated Condensed Balance Sheets
	September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Allowance for loan losses	$100,248	$107,310	$7,062
Net loans	4,580,327	4,573,265	(7,062)
Other assets	161,501	163,973	2,472
Total assets	7,099,688	7,095,098	(4,590)
Retained earnings	434,711	430,121	(4,590)
Total stockholders’ equity	759,643	755,053	(4,590)
Total liabilities and stockholders’ equity	7,099,688	7,095,098	(4,590)

Effect on Consolidated Condensed Statements of Income
	Three months ended September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$18,525	$16,438	$(2,087)
Net interest income after provision for loan losses	49,095	51,182	2,087
OREO devaluations	(1,688)	(588)	1,100
Other income	16,927	18,027	1,100
Income before income taxes	23,888	27,075	3,187
Income taxes	5,579	6,694	1,115
Net income	18,309	20,381	2,072
Net income available to common shareholders	16,845	18,917	2,072

Earnings per common share
Basic	$1.09	$1.23	$0.14
Diluted	$1.09	$1.23	$0.14

Effect on Consolidated Condensed Statements of Income
	Nine months ended September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Provision for loan losses	$55,925	$43,054	$(12,871)
Net interest income after provision for loan losses	151,030	163,901	12,871
OREO devaluations	(11,339)	(6,478)	4,861
Other income	43,334	48,195	4,861
Income before income taxes	80,874	98,606	17,732
Income taxes	20,870	27,076	6,206
Net income	60,004	71,530	11,526
Net income available to common shareholders	55,612	67,138	11,526

Earnings per common share
Basic	$3.61	$4.36	$0.75
Diluted	$3.61	$4.36	$0.75

Effect on Consolidated Condensed Statements of Changes in Stockholders' Equity
	Nine months ended September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Retained earnings, December 31, 2010	$422,458	$406,342	$(16,116)
Net income	60,004	71,530	11,526
Total comprehensive income	60,996	72,522	11,526
Retained earnings, September 30, 2011	434,711	430,121	(4,590)

Effect on Consolidated Condensed Statements of Cash Flows
	Nine months ended September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Net income	$60,004	$71,530	$11,526
Provision for loan losses	55,925	43,054	(12,871)
OREO devaluations	11,339	6,478	(4,861)
(Increase) in other assets	(41,662)	(35,456)	6,206

Effect on Park National Corporation's Capital Ratios
	September 30, 2011
	As Previously Reported	As Restated	Effect of Change
Tier 1 Leverage Ratio	9.73%	9.67%	-0.06%
Tier 1 Risk-based Capital Ratio	14.04%	13.96%	-0.08%
Total Risk-based Capital Ratio	16.52%	16.44%	-0.08%

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010.

	September 30, 2011 (Restated)			December 31, 2010
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$17,903	$12,329	$—	$9,347	$8,891	$—
Commercial real estate	39,400	30,680	—	21,526	17,170	—
Construction real estate:
Vision commercial land and development	41,022	15,952	—	11,206	7,847	—
Remaining commercial	17,582	16,299	—	12,305	11,743	—
Residential real estate:
Commercial	32,568	29,949	—	46,344	43,031	—
Consumer	—	—	—	—	—	—

With an allowance recorded
Commercial, financial and agricultural	15,945	12,596	6,400	11,801	10,314	3,028
Commercial real estate	18,560	12,419	5,183	44,789	40,760	12,652
Construction real estate:
Vision commercial land and development	52,623	26,084	15,133	103,937	78,644	39,887
Remaining commercial	30,813	17,662	8,940	23,563	15,337	5,425
Residential real estate:
Commercial	21,847	17,473	4,681	19,716	17,196	5,912
Consumer	21	21	—	—	—	—

Total	$288,284	$192,464	$40,337	$304,534	$250,933	$66,904

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral.  At September 30, 2011 and December 31, 2010, there were $42.3 million and $12.0 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $53.6 million and $41.6 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2011 and December 31, 2010, of $40.3 million and $66.9 million, respectively, related to loans with a recorded investment of $86.3 million and $162.3 million.

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

The specific reserve related to TDRs at September 30, 2011 and December 30, 2010 was $12.2 million and $9.4 million respectively.  Classifying these loans as TDRs generally resulted in a reduction of the allowance for loan losses as a result of performing an individual impairment analysis rather than apply a general reserve percentage.

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

	Three months ended September 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174
Charge-offs	5,199	6,505	12,587	5,886	1,682	—	31,859
Recoveries	154	845	621	341	595	1	2,557
Net Charge-offs	5,045	5,660	11,966	5,545	1,087	(1)	29,302
Provision	3,358	912	8,240	3,533	396	(1)	16,438
Ending balance	$15,022	$18,559	$36,387	$30,285	$7,053	$4	$107,310

	Nine months ended September 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	12,370	14,855	39,686	13,162	5,597	—	85,670
Recoveries	1,050	1,669	834	1,232	1,562	4	6,351
Net Charge-offs	11,320	13,186	38,852	11,930	4,035	(4)	79,319
Provision	14,787	7,376	4,777	11,956	4,163	(5)	43,054
Ending balance	$15,022	$18,559	$36,387	$30,285	$7,053	$4	$107,310

The activity in the allowance for loan losses for the three and nine months ended September 30, 2010 is summarized as follows:

(In thousands)	Three months ended September 30, 2010	Nine months ended September 30, 2010
Allowance for credit losses:
Beginning balance	$120,676	$116,717
Charge-offs	19,205	48,056
Recoveries	1,280	4,290
Net Charge-offs	17,925	43,766
Provision	14,654	44,454
Ending balance	$117,405	$117,405

The composition of the allowance for loan losses at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011 (Restated)
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$6,400	$5,183	$24,073	$4,681	$—	$—	$40,337
Collectively evaluated for impairment	8,622	13,376	12,314	25,604	7,053	4	66,973
Total ending allowance balance	$15,022	$18,559	$36,387	$30,285	$7,053	$4	$107,310

Loan Balance:
Loans individually evaluated for impairment	$24,899	$44,051	$75,970	$47,422	$21	$—	$192,363
Loans collectively evaluated for impairment	731,989	1,206,885	224,771	1,682,157	640,246	2,164	4,488,212
Total ending loan balance	$756,888	$1,250,936	$300,741	$1,729,579	$640,267	$2,164	$4,680,575

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	25.70%	11.77%	31.69%	9.87%	—	—	20.97%
Loans collectively evaluated for impairment	1.18%	1.11%	5.48%	1.52%	1.10%	0.18%	1.49%
Total ending loan balance	1.98%	1.48%	12.10%	1.75%	1.10%	0.18%	2.29%

Recorded Investment:
Loans individually evaluated for impairment	$24,925	$44,099	$75,997	$47,422	$21	$—	$192,464
Loans collectively evaluated for impairment	734,955	1,211,901	225,444	1,685,951	642,925	2,204	4,503,380
Total ending loan balance	$759,880	$1,256,000	$301,441	$1,733,373	$642,946	$2,204	$4,695,844

	December 31, 2010
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans
Individually evaluated for impairment	$3,028	$12,652	$45,312	$5,912	$—	$—	$66,904
Collectively evaluated for impairment	8,527	11,717	25,150	24,347	6,925	5	76,671
Total ending allowance balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575

Loan Balance:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$—	$—	$250,933
Loans collectively evaluated for impairment	718,697	1,168,686	292,909	1,631,982	666,871	2,607	4,481,752
Total ending loan balance	$737,902	$1,226,616	$406,480	$1,692,209	$666,871	$2,607	$4,732,685

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	21.84%	39.90%	9.82%	—	—	26.66%
Loans collectively evaluated for impairment	1.19%	1.00%	8.59%	1.49%	1.04%	0.19%	1.71%
Total ending loan balance	1.57%	1.99%	17.33%	1.79%	1.04%	0.19%	3.03%

Recorded Investment:
Loans individually evaluated for impairment	$19,205	$57,930	$113,571	$60,227	$—	$—	$250,933
Loans collectively evaluated for impairment	721,583	1,173,490	293,962	1,637,443	670,116	2,663	4,499,257
Total ending loan balance	$740,788	$1,231,420	$407,533	$1,697,670	$670,116	$2,663	$4,750,190

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

(in thousands, except share and per share data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:	Restated		Restated
Income available to common shareholders	$18,917	$18,125	$67,138	$57,167
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,398,909	15,272,720	15,398,919	15,090,113
Effect of dilutive options and warrants	-	-	1,722	-
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,398,909	15,272,720	15,400,641	15,090,113
Earnings per common share:
Basic earnings per common share	$1.23	$1.19	$4.36	$3.79
Diluted earnings per common share	$1.23	$1.19	$4.36	$3.79

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

Operating Results for the three months ended September 30, 2011
(in thousands)	PNB	VB (Restated)	All Other	Total (Restated)
Net interest income	$58,588	$6,493	$2,539	$67,620
Provision for loan losses	9,000	6,913	525	16,438
Other income (loss) and security gains	20,290	2,014	(812)	21,492
Other expense	35,936	7,267	2,396	45,599
Net income (loss)	24,518	(3,665)	(472)	20,381

Balance at September 30, 2011
Assets	$6,346,125	$714,674	$34,299	$7,095,098

Operating Results for the three months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$59,986	$7,174	$2,285	$69,445
Provision for loan losses	6,576	7,529	549	14,654
Other income (loss) and security gains	17,588	(139)	81	17,530
Other expense	35,406	7,726	2,564	45,696
Net income (loss)	24,425	(5,316)	468	19,577

Balance at September 30, 2010
Assets	$6,269,783	$838,090	$(17,417)	$7,090,456

Operating Results for the nine months ended September 30, 2011
(in thousands)	PNB	VB (Restated)	All Other	Total (Restated)
Net interest income	$179,366	$20,248	$7,341	$206,955
Provision for loan losses	18,950	22,529	1,575	43,054
Other income (loss) and security gains	73,590	2,352	(2,285)	73,657
Other expense	108,572	22,866	7,514	138,952
Net income (loss)	87,798	(14,730)	(1,538)	71,530

Operating Results for the nine months ended September 30, 2010
(in thousands)	PNB	VB	All Other	Total
Net interest income	$177,997	$20,979	$6,570	$205,546
Provision for loan losses	15,126	27,729	1,599	44,454
Other income (loss) and security gains	63,206	(744)	244	62,706
Other expense	107,960	23,817	8,810	140,587
Net income (loss)	80,610	(19,528)	440	61,522

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine month periods ended September 30, 2011 and 2010, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements Three months ended September 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at June 30, 2011	$-	$741	$(200)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	-	8	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Balance September 30, 2011	$-	$749	$(200)

Balance, at June 30, 2010	$2,756	$-	$(340)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	93	-	-
Purchases, sales, issuances and settlements, other, net	-	-	-
Balance September 30, 2010	$2,849	$-	$(340)
Level 3 Fair Value Measurements
Nine months ended September 30, 2011 and 2010
(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	(128)	-	-
Included in other comprehensive income	-	4	-
Settlement	(2,470)	-	-
Re-evaluation of fair value swap	-	-	(140)
Balance September 30, 2011	$-	$749	$(200)

Balance, at January 1, 2010	$2,751	$-	$(500)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	98	-	-
Settlements	-	-	160
Balance September 30, 2010	$2,849	$-	$(340)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at September 30, 2011 (as restated) using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at September 30, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$11,731	$11,731
Commercial real estate			20,347	20,347
Construction real estate:
Vision commercial land and development			25,317	25,317
Remaining commercial			10,178	10,178
Residential real estate			15,222	15,222
Total impaired loans	$-	$-	$82,795	$82,795
Mortgage servicing rights	-	4,963	-	4,963
Other real estate owned	-	-	46,911	46,911

Fair Value Measurements at December 31, 2010 Using:
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Balance at December 31, 2010
Impaired loans:
Commercial, financial and agricultural	$-	$-	$8,276	$8,276
Commercial real estate			32,229	32,229
Construction real estate:
Vision commercial land and development			42,274	42,274
Remaining commercial			10,465	10,465
Residential real estate			16,399	16,399
Total impaired loans	$-	$-	$109,643	$109,643
Mortgage servicing rights	-	3,813	-	3,813
Other real estate owned	-	-	41,709	41,709

Impaired loans, which are measured for impairment using the fair value of the underlying collateral or the present value of expected future cash flows, had a book value of $192.4 million at September 30, 2011, after partial charge-offs of $95.9 million.  In addition, these loans had a specific valuation allowance of $40.3 million. Of the $192.4 million impaired loan portfolio, loans with a book value of $123.2 million were carried at their fair value of $82.8 million, as a result of the aforementioned charge-offs and specific valuation allowance.  The remaining $69.2 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on these loans exceeded the book value for each individual credit.  At December 31, 2010, impaired loans had a book value of $250.9 million.  Of these, $109.6 million were carried at fair value, as a result of partial charge-offs of $53.6 million and a specific valuation allowance of $66.9 million.  The remaining $74.4 million of impaired loans at December 31, 2010 were carried at cost.

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

Other real estate owned (OREO) is recorded at fair value based on property appraisals, less estimated selling costs, at the date of transfer. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs.  At September 30, 2011 and December 31, 2010, the estimated fair value of OREO, less estimated selling costs amounted to $46.9 million and $41.7 million, respectively.  The financial impact of OREO devaluation adjustments for the three month and nine month periods ended September 30, 2011 was $588,000 and $6.5 million, respectively.

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

The fair value of financial instruments at September 30, 2011 and December 31, 2010, was as follows:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying value	Fair value	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$272,097	$272,097	$133,780	$133,780
Investment securities	1,640,739	1,658,532	1,971,092	1,983,636
Accrued interest receivable	21,990	21,990	24,137	24,137
Mortgage loans held for sale	10,778	10,778	8,340	8,340
Impaired loans carried at fair value (Restated)	82,795	82,795	109,643	109,643
Other loans (Restated)	4,479,692	4,491,085	4,471,127	4,490,855
Loans receivable, net	$4,573,265	$4,584,658	$4,589,110	$4,608,838

Financial liabilities:
Noninterest bearing checking accounts	$1,000,969	$1,000,969	$937,719	$937,719
Interest bearing transactions accounts	1,432,827	1,432,827	1,283,159	1,283,159
Savings accounts	943,948	943,948	899,288	899,288
Time deposits	1,705,844	1,713,888	1,973,903	1,990,163
Other	5,599	5,599	1,351	1,351
Total deposits	$5,089,187	$5,097,231	$5,095,420	$5,111,680

Short-term borrowings	$243,071	$243,071	$663,669	$663,669
Long-term debt	823,722	917,963	636,733	699,080
Subordinated debentures/notes	75,250	66,934	75,250	63,099
Accrued interest payable	5,416	5,416	6,123	6,123

Derivative financial instruments:
Interest rate swap	$1,099	$1,099	$1,634	$1,634
Fair value swap	200	200	60	60

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

For the three and nine months ended September 30, 2011, total comprehensive income was $29.7 million and $72.5 million, respectively.  For the three and nine months ended September 30, 2010, total comprehensive income was $16.1 million and $58.2 million, respectively.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park’s ability to execute its business plan successfully and within the expected timeframe; deterioration in the asset value of our loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park’s ability to sell OREO properties at prices as favorable as anticipated; changes in general economic and financial market conditions, and weakening in the economy, specifically the real estate market and credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial institutions increase significantly, including product and pricing pressures and Park’s ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010; the effect of fiscal and governmental policies of the United States federal government; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s 2010 Form 10-K/A, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q/A (Amendment No. 1) for the quarterly period ended March 31, 2011, in “Item 1A. Risk Factors” of Part II of Park’s Quarterly Report on Form 10-Q/A (Amendment No. 2) for the quarterly period ended June 30, 2011 and in “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q/A (Amendment No. 1). Undue reliance should not be placed on the forward-looking statements, which speak only as of the date they were originally made. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplementary Data of Part II of Park’s 2010 Form 10-K/A lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At September 30, 2011, OREO totaled $46.9 million, representing a 12.5% increase compared to 41.7% million at December 31, 2010.  The $5.2 million net increase in OREO during the first nine months of 2011 was a result of $27.7 million in new OREO offset by sales of $16.0 million and devaluations of $6.5 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. At September 30, 2011, the fair value of assets based on Level 3 inputs for Park was approximately $130.5 million. This was 13.9% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $82.8 million (or 63.5%) of the total amount of Level 3 inputs. Additionally, there were $69.2 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

Summary Discussion of Results

Net income for the three months ended September 30, 2011 was $20.4 million compared to $19.6 million for the third quarter of 2010, an increase of $804,000 or 4.1%.  Net income available to common shareholders (which is net of preferred stock dividends and accretion) was $18.9 million for the third quarter of 2011 compared to $18.1 million for the three months ended September 30, 2010, an increase of $792,000 or 4.4%.  Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the $100 million of preferred stock issued to the U.S. Treasury on December 23, 2008, were $1.46 million for the third quarter of 2011 and $1.45 million for the same quarter in 2010.

Diluted earnings per common share were $1.23 for the third quarter of 2011 compared to $1.19 for the third quarter of 2010, an increase of $0.04 per share or 3.4%.  Weighted average common shares outstanding were 15,398,909 for the three months ended September 30, 2011 compared to 15,272,720 common shares for the third quarter of 2010, an increase of 126,189 common shares or 0.8%.  Park sold a total of 509,184 common shares, issued from treasury shares, during the last three quarters of 2010. Most of the sales of common shares (437,200) resulted from the exercise of Series A and Series B Common Share Warrants issued in connection with the registered direct public offering which closed on October 30, 2009. In addition, Park sold 71,984 common shares, issued from treasury shares, in connection with a registered direct public offering which closed on December 10, 2010.

Net income for the nine months ended September 30, 2011 was $71.5 million compared to $61.5 million for the same period in 2010, an increase of $10.0 million or 16.3%.  Net income available to common shareholders was $67.1 million for the first nine months of 2011 compared to $57.2 million for the same period in 2010, an increase of $9.9 million or 17.3%.  Preferred stock dividends and the related accretion of the discount on the preferred stock issued to the U.S. Treasury totaled $4.4 million for the first nine months of 2011 and 2010.

Diluted earnings per common share were $4.36 for the nine months ended September 30, 2011 compared to $3.79 for the same period in 2010, an increase of $0.57 per share or 15.0%.  Weighted average common shares outstanding were 15,398,919 for the nine months ended September 30, 2011 compared to 15,090,113 common shares for the nine months ended 2010, an increase of 308,806 common shares or 2.0%.

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

Park – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2011 (Restated)	2010	% Change	2011 (Restated)	2010	% Change
Net interest income	$67,620	$69,445	-2.63%	$206,955	$205,546	0.69%
Provision for loan losses	16,438	14,654	-12.17%	43,054	44,454	-3.15%
Total other income	18,027	17,530	2.84%	48,195	50,887	-5.29%
Gain on sale of securities	3,465	-	N.M.	25,462	11,819	115.43%
Total other expense	45,599	45,696	-0.21%	138,952	140,587	-1.16%
Income before taxes	$27,075	$26,625	1,69%	$98,606	$83,211	18.50%
Income taxes	6,694	7,048	-5.02%	27,076	21,689	24.84%
Net income	$20,381	$19,577	4.11%	$71,530	$61,522	16.27%

The following table compares the guidance for 2011 that management provided in Park’s 2010 Annual Report with the actual results for the nine month period ended September 30, 2011.  This guidance was included in Park’s 2010 Annual Report in the “Financial Review” section on pages 38 through 40.

(in thousands)	Projected results for 2011	75% of annual projection	Actual results for the first nine months of 2011 (Restated)
Net interest income	$268,000 to $278,000	$201,000 - $208,500	$206,955
Provision for loan losses	$47,000 to $57,000	$35,250 - $42,750	$43,054
Total other income	$63,000 to $67,000	$47,250 - $50,250	$48,195
Total other expense	$183,000 to $187,000	$137,250- $140,250	$138,952

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

The following table provides a summary income statement for Vision Bank.

Vision Bank – Summary Statement of Operations
	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2011 (Restated)	2010	% Change (Restated)	2011 (Restated)	2010	% Change (Restated)
Net interest income	$6,493	$7,174	-9.49%	$20,248	$20,979	-3.48%
Provision for loan losses	6,913	7,529	-8.18%	22,529	27,729	-18.75%
Total other income (loss)	2,014	(139)	N.M.	524	(744)	N.M.
Gain on sale of securities	—	—	N.M.	1,828	—	N.M.
Total other expense	7,267	7,726	-5.94%	22,866	23,817	-3.99%
Loss before taxes	$(5,673)	$(8,220)	30.99%	$(22,795)	$(31,311)	27.20%
Income tax credits	(2,008)	(2,904)	30.85%	(8,065)	(11,783)	31.55%
Net loss	$(3,665)	$(5,316)	31.06%	$(14,730)	$(19,528)	24.57%
N.M. – Not Meaningful

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

Vision Bank Results and Projection

The table below provides operating results for Vision Bank for the nine months ended September 30, 2011 and for the three previous years.

Vision Bank – Summary Statement of Operations
	Nine Months Ended September 30,	Year Ended December 31,
(in thousands)	2011 (Restated)	2010	2009	2008
Net interest income	$20,248	$27,867	$25,634	$27,065
Provision for loan losses	22,529	61,407	44,430	46,963
Total other income (loss)	524	(6,023)	(2,047)	3,014
Goodwill impairment	-	-	-	54,986
Gain on sale of securities	1,828	-	-	-
Total other expense	22,866	31,623	28,091	27,149
Loss before taxes	$(22,795)	$(71,186)	$(48,934)	$(99,019)
Income tax credits	(8,065)	(45,413)	(18,824)	(17,832)
Net loss	$(14,730)	$(25,773)	$(30,110)	$(81,187)

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

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	September 30, 2011 (Restated)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$102,271	$171,334	$218,263	$251,443
Performing CL&D loans	60,240	84,843	132,380	191,712
Impaired CL&D loans	$42,031	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$15,133	$39,887	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	51,615	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$66,748	$68,539	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	71.3%	59.5%	42.2%	28.0%

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

	Nine months ended	Year ended December 31,
(dollars in thousands)	Sept. 30, 2011(Restated)	2010	2009	2008
OREO devaluations	$3,025	$11,359	$6,139	$2,663
Other income absent OREO devaluations	3,549	5,336	4,092	5,440
Other income absent OREO devaluations as a % of average assets (annualized for 2011)	0.62%	0.62%	0.45%	0.60%

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

	September 30,	Year ended December 31,
	2011	2010	2009	2008
Nonperforming Assets - Vision Bank:
Nonaccrual loans	$106,000	$171,453	$148,347	$91,206
Accruing renegotiated loans	1,743	-	-	2,845
Loans past due 90 days or more	-	364	11,277	644
Total nonperforming loans	$107,743	$171,817	$159,624	$94,695
Other real estate owned	769	33,324	35,203	19,699
Total nonperforming assets	$108,512	$205,141	$194,827	$114,394
% of nonperforming loans to period end loans	19.61%	26.82%	23.58%	13.71%
% of nonperforming assets to period end loans	19.75%	32.02%	28.78%	16.57%
% of nonperforming assets to period end assets	15.09%	25.90%	21.70%	12.47%

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

Provision for Loan Losses

The provision for loan losses was $16.4 million for the three months ended September 30, 2011, compared to $14.7 million for the same period in 2010. Net loan charge-offs were $29.3 million for the third quarter of 2011, compared to $17.9 million for the third quarter of 2010.  The annualized ratio of net loan charge-offs to average loans was 2.48% for the three months ended September 30, 2011, compared to 1.53% for the same period in 2010.

For the first nine months of 2011, the provision for loan losses increased by $1.4 million to $43.1 million, compared to $44.5 million for the same period in 2010.  Net loan charge-offs were $79.3 million for the nine months ended September 30, 2011, or 2.24% of average loans on an annualized basis, compared to $43.8 million, or 1.27% of average loans on an annualized basis, for the first nine months of 2010.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2011, December 31, 2010 and September 30, 2010.

Park National Corporation – Allowance for Loan & Lease Losses (ALLL)
(in thousands)	September 30, 2011 (Restated)	December 31, 2010	September 30, 2010
Total ALLL	$107,310	$143,575	$117,405
Less Ohio specific reserves
Ohio impaired loans	7,496	5,475	4,582
Vision Bank participations	7,396	7,501	4,843
Less specific reserves at Vision Bank	25,445	53,928	25,868
General reserves	$66,973	$76,671	$82,112

Total loans	$4,680,575	$4,732,685	$4,656,902
Less impaired commercial loans	192,363	250,933	206,155
Non-impaired loans	$4,488,212	$4,481,752	$4,450,747

Total ALLL to total loan ratio	2.29%	3.03%	2.52%
General reserves as a % of non-impaired loans	1.49%	1.71%	1.84%

As we previously disclosed in a Form 8-K dated July 25, 2011 announcing earnings for the quarter and six months ended June 30, 2011, as a result of the passage of time and more clarity on the characteristics of many of the impaired commercial loans at Vision Bank, during the second quarter of 2011, management determined that it was appropriate to charge-off many of the specific reserves previously established on impaired commercial loans. As of September 30, 2011, the specific reserve balance of $40.3 million is consistent with the balance as of June 30, 2011.  However, the general reserves have declined by approximately $10 million from levels at June 30, 2011 and periods previous. This is reflective of sustained declines in both new nonaccrual loans (see table below) and CL&D loans at Vision Bank.

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

The loan loss provision for Vision Bank was $6.9 million for the three months ended September 30, 2011, compared to $7.5 million for the same quarter in 2010.  Vision Bank had net loan charge-offs of $12.7 million, or an annualized 8.99% of average loans for the third quarter of 2011, compared to net loan charge-offs of $11.6 million, or 6.89% of average loans for the same period in 2010.

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

The following table compares Park's nonperforming assets at September 30, 2011, December 31, 2010 and September 30, 2010.

Park National Corporation - Nonperforming Assets
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$214,366	$289,268	$237,194
Renegotiated loans on accrual status	15,448	-	-
Loans past due 90 days or more	2,162	3,590	10,700
Total nonperforming loans	$231,976	$292,858	$247,894

Other Real Estate Owned – Park National Bank	11,815	8,385	9,658
Other Real Estate Owned – SE Property Holdings	34,327	-	-
Other Real Estate Owned – Vision Bank	769	33,324	43,179
Total nonperforming assets	$278,887	$334,567	$300,731

Percentage of nonperforming loans to total loans	4.96%	6.19%	5.32%
Percentage of nonperforming assets to total loans	5.96%	7.07%	6.46%
Percentage of nonperforming assets to total assets	3.93%	4.59%	4.24%

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

Vision Bank’s nonperforming assets at September 30, 2011, December 31, 2010 and September 30, 2010, were as follows:

Vision Bank - Nonperforming Assets
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2010
Nonaccrual loans	$106,000	$171,453	$132,806
Renegotiated loans on accrual status	1,743	-	-
Loans past due 90 days or more	-	364	5,962
Total nonperforming loans	$107,743	$171,817	$138,768

Other Real Estate Owned	769	33,324	43,179
Total nonperforming assets	$108,512	$205,141	$181,947

Percentage of nonperforming loans to total loans	19.61%	26.82%	21.27%
Percentage of nonperforming assets to total loans	19.75%	32.02%	27.89%
Percentage of nonperforming assets to total assets	15.09%	25.90%	21.71%

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

Vision Bank CL&D Loan Portfolio
(in thousands) - end of each respective period	September 30, 2011 (Restated)	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
CL&D loans	$102,271	$171,334	$218,263	$251,443
Performing CL&D loans	60,240	84,843	132,380	191,712
Impaired CL&D loans	$42,031	$86,491	$85,883	$59,731

Specific reserve on impaired CL&D loans	$15,133	$39,887	$21,802	$3,134
Cumulative charge-offs on impaired CL&D loans	51,615	28,652	24,931	18,839
Specific reserves plus cumulative charge-offs	$66,748	$68,539	$46,733	$21,973

Specific reserves plus cumulative charge-offs as a percentage of impaired CL&D loans plus cumulative charge-offs	71.3%	59.5%	42.2%	28.0%

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

The remaining commercial loan portfolio (excluding Vision Bank’s CL&D loans) has experienced significantly different loss rates and management believes that using the last 36-month loss experience through the year ended December 31, 2010, defined as charge-offs plus changes in specific reserves, is appropriate. This 36-month loss experience was 1.09% of the principal balance of these loans. Park’s management believes it is appropriate to cover approximately 1.4 years worth of probable incurred losses within the other accruing commercial loan portfolio, thus the total reserve for loan losses is $36.4 million or 1.47% of the outstanding principal balance of other accruing commercial loans at September 30, 2011. The overall reserve of 1.47% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.04%; special mention commercial loans are reserved at 3.97%; and substandard commercial loans are reserved at 13.80%.

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

Total other income exclusive of securities gains increased by $0.5 million or 2.9% to $18.0 million for the quarter ended September 30, 2011, compared to $17.5 million for the third quarter of 2010. For the nine months ended September 30, 2011, total other income decreased by $2.7 million or 5.3% to $48.2 million compared to $50.9 million for the same period in 2010.

The following table is a summary of the changes in the components of total other income.

(in thousands)	Three months ended September 30,			Nine months ended September 30,
	2011 Restated	2010	Change Restated	2011 Restated	2010	Change Restated
Income from fiduciary activities	$3,615	$3,314	$301	$11,266	$10,264	$1,002
Service charges on deposits	4,894	5,026	(132)	13,664	14,864	(1,200)
Other service income	3,087	3,909	(822)	8,122	10,367	(2,245)
Checkcard fee income	3,154	2,900	254	9,381	8,109	1,272
Bank owned life insurance income	1,229	1,313	(84)	3,686	3,783	(97)
ATM fees	726	699	27	2,062	2,296	(234)
OREO devaluations	(588)	(1,555)	967	(6,478)	(4,619)	(1,859)
Other	1,910	1,924	(14)	6,492	5,823	669
Total other income	$18,027	$17,530	$497	$48,195	$50,887	$(2,692)

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

OREO devaluations decreased by $967,000 to $588,000 for the three months ended September 30, 2011, compared to $1.6 million for the same period in 2010.  For the nine months ended September 30, 2011, OREO devaluations increased $1.9 million to $6.5 million compared to $4.6 million in 2010. The increase was largely due to devaluations of OREO at Vision Bank through the first nine months of 2011.

The following table breaks out the change in total other income between Park’s Ohio-based operations and Vision Bank.

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(In thousands)	Ohio-based operations	Vision Bank (Restated)	Total (Restated)	Ohio-based operations	Vision Bank (Restated)	Total (Restated)
Income from fiduciary activities	$302	$(1)	$301	$997	$5	$1,002
Service charges on deposits	(118)	(14)	(132)	(953)	(247)	(1,200)
Non-yield loan fee income	(851)	29	(822)	(2,335)	90	(2,245)
Checkcard fee income	212	42	254	816	456	1,272
Bank owned life insurance income	(84)	-	(84)	(92)	(5)	(97)
ATM fees	31	(4)	27	48	(282)	(234)
OREO devaluations	(1,285)	2,252	967	(2,967)	1,108	(1,859)
Other	137	(151)	(14)	525	144	669
Total	$(1,656)	$2,153	$497	$(3,961)	$1,269	$(2,692)

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

Income Tax

For the three months ended September 30, 2011, federal income tax expense was $6.7 million and no state income tax benefit was recognized, compared to federal income tax expense of $7.0 million and no state income tax benefit for the third quarter of 2010.  For the nine months ended September 30, 2011, federal income tax was $27.1 million and no state income tax benefit was recognized, compared to federal income tax of $22.8 million and a state income tax benefit of $1.2 million for the first nine months of 2010.

Vision Bank is subject to state income tax in Alabama and Florida. A state income tax benefit of $263,000 and a valuation allowance for the same amount were recorded during the third quarter of 2011. For the first nine months of 2011, a state income tax benefit of $1.1 million and a valuation allowance for the same amount were recorded at Vision Bank. Management has determined that the likelihood of realizing the full deferred tax asset on the state net operating loss carry-forward at Vision Bank fails to meet the “more likely than not” level. The net operating loss carry-forward periods for the states of Alabama and Florida are 8 years and 20 years, respectively. A merger of Vision Bank into Park National Bank would ensure the future utilization of the state net operating loss carry-forward at Vision Bank. However, management is not certain when a merger of Vision Bank into Park National Bank can take place and as a result has decided not to record the additional state tax benefit of losses at Vision Bank until management has a better understanding of the timing and likelihood of a merger of Vision Bank into Park National Bank. Park and its Ohio-based subsidiaries do not pay state income tax to the state of Ohio, but pay a franchise tax based on year-end equity. The franchise tax expense is included in “state taxes” as part of total other expense on Park’s Consolidated Condensed Statements of Income.

Federal income tax expense as a percentage of income before taxes was 24.7% for the third quarter of 2011, compared to 26.5% for the same period in 2010.  For the first nine months of 2011, federal income tax expense as a percentage of income before taxes was 27.5%, compared to 27.5% for the same period in 2010. The federal effective income tax rate is lower than the statutory rate of 35% primarily due to tax-exempt interest income from state and municipal investments and loans, low income housing tax credits and income from bank owned life insurance.

Comparison of Financial Condition
At September 30, 2011 and December 31, 2010

Changes in Financial Condition and Liquidity

Total assets decreased by $187 million or 2.6% to $7,095 million at September 30, 2011, compared to $7,282 million at December 31, 2010.  This decrease in total assets was due to declines in investment securities and loan balances, offset by increases in cash and cash equivalents and other miscellaneous assets.

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

Total stockholders’ equity increased by $25.4 million or 3.5% to $755.1 million at September 30, 2011, from $729.7 million at December 31, 2010.  Retained earnings increased by $23.8 million during the period as a result of net income of  $71.5 million, offset by common stock dividends of $43.4 million and accretion and dividends on the preferred stock of $4.4 million. Preferred stock increased by $642,000 during the first nine months of 2011 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive loss improved by $992,000 during the first nine months of 2011 to a loss of $876,000 at September 30, 2011.  The unrealized holding gains in the investment portfolio increased by $644,000, net of taxes, as a result of the mark-to-market at September 30, 2011 and Park also recognized a $348,000 decline in the unrealized holding loss on the cash flow hedge.

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

Capital Resources

Total stockholders’ equity at September 30, 2011 was $755 million, or 10.6% of total assets, compared to $730 million, or 10.0% of total assets, at December 31, 2010 and $757 million, or 10.7% of total assets, at September 30, 2010.  Common equity, which is stockholders’ equity excluding the preferred stock, was $657 million at September 30, 2011, or 9.3% of total assets, compared to $632 million, or 8.7% of total assets, at December 31, 2010.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.67% at September 30, 2011 and 9.54% at December 31, 2010. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.96% at September 30, 2011 and 13.24% at December 31, 2010. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.44% at September 30, 2011 and 15.71% at December 31, 2010.

The financial institution subsidiaries of Park each met the well capitalized ratio guidelines at September 30, 2011. The following table indicates the capital ratios for each financial institution subsidiary and Park at September 30, 2011.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.67%	9.81%	11.76%
Vision Bank - Restated	15..50%	21.02%	22.35%
Park National Corporation - Restated	9.67%	13.96%	16.44%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, the end of the quarterly period covered by this Form 10-Q/A for September 30, 2011, Park carried out an evaluation under the supervision and with the participation of Park’s management, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer) and Park’s Chief Financial Officer (the principal financial officer), of the effectiveness of Park’s disclosure controls and procedures. In designing and evaluating Park’s disclosure controls and procedures, Park and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and Park’s management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon the evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer concluded that Park’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by Park in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and the such information is accumulated and communicated to Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As a result of the events necessitating the restatement described in the Explanatory Note and in Notes 1 and 1A of the Notes to Unaudited Consolidated Condensed Financial Statements set forth in “Item 1 - Financial Statements” of Part I of this Form 10-Q/A for September 30, 2011, however, Park’s management, including Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer, has reevaluated the design and operation of Park’s disclosure controls and procedures and has now concluded that, as of September 30, 2011, Park did not maintain effective controls to ensure that the allowance for loan losses related to certain impaired commercial loans with guarantor support and the expenses related to certain devaluations of other real estate owned (“OREO”) and additional loan loss provisions that are not related to guarantor support were properly calculated.

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

Because of these control deficiencies, which are considered to be material weaknesses and resulted in the restatement of not only Park’s previously issued audited consolidated financial statements incorporated by reference in Park’s Annual Report on Form 10-K for the year ended December 31, 2010 but also Park’s unaudited condensed consolidated financial statements included in Park’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011, June 30, 2011 and September 30, 2011, Park’s management has restated its assessment for the period ended September 30, 2011 and concluded that Park’s disclosure controls and procedures were not effective as of September 30, 2011.

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

Item 1A. Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), we included a detailed discussion of our risk factors. Certain numbers included within the 2010 Form 10-K were subsequently updated in the 2010 Form 10-K/A - Amendment No. 2 filed on February 28, 2012. The following information updates certain of our risk factors and should be read in conjunction with the risk factors disclosed in the 2010 Form 10-K as updated by the Form 10-K/A - Amendment No . 2 . These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this From 10-Q/A for September 30, 2011. Any of the risks described below or in the 2010 Form 10-K as updated by the Form 10-K/A - Amendment No. 2 could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

As disclosed earlier within this Form 10-Q/A for September 30, 2011, we continue to experience difficult credit conditions in the Alabama and Florida markets in which Vision Bank operates. For the nine-month period ended September 30 2011, Vision Bank has experienced $50.0 million in net loan charge-offs, or an annualized 11.13% of average loans. For the first nine months of 2010, net loan charge-offs for Vision Bank were $27.2 million, or an annualized 5.4% of average loans. The loan loss provision for Vision Bank was $22.5 million for the nine months ended September 30, 2011. Park’s nonperforming loans, defined as loans that are 90 days past due, nonaccrual and renegotiated loans, were $232.0 million or 4.96% of total loans at September 30, 2011, $292.9 million or 6.19% of loans at December 31, 2010 and $247.9 million or 5.32% of total loans at September 30, 2010. At September 30, 2011, Vision Bank had non-performing loans of $107.7 million or 19.61% of total loans, compared to $171.8 million or 26.82% of total loans at December 31, 2010 and $138.8 million or 21.27% of total loans at September 30, 2010.  While we continue to generate net earnings on a consolidated basis, Vision Bank continues to generate net losses and is expected to generate net losses in the immediate future.  For the nine months ended September 30, 2011, Vision Bank had a net loss of $14.7 million and Park contributed capital of $26.0 million to Vision Bank.  Given the current economic environment in Vision Bank’s market, Park’s management has agreed to maintain the leverage ratio at Vision Bank at 12% and to maintain the total risk-based capital ratio at Vision Bank at 16%.  It remains uncertain when the negative credit trends at Vision Bank will reverse. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which we operate.

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

- 77 -