Form 10-K
period 2011-12-31
PARK NATIONAL CORP /OH/
filed 2012-02-29
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2011, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $973,488,186 based on the closing sale price as reported on NYSE Amex LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2012

Common Shares, without par value	15,405,908 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2011 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2012	Part III

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

Park maintains an Internet site which can be accessed at http://www.parknationalcorp.com. Information contained in Park’s Internet site does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K. Park makes available free of charge on or through its Internet site Park’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as Park’s definitive proxy statements filed pursuant to Section 14 of the Exchange Act, as soon as reasonably practicable after Park electronically files such material with, or furnishes it to, the Securities and Exchange Commission (the “SEC”).

Park’s principal business consists of owning and supervising its subsidiaries. Although Park directs the overall policies of its subsidiaries, including lending policies and financial resources, most day-to-day affairs are managed by the respective officers of Park’s subsidiaries.

Subsidiary Banks

Throughout the fiscal year ended December 31, 2011 (“Fiscal 2011”) and until February 16, 2012, Park’s banking operations were conducted through two subsidiary banks:

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

As described in more detail later in this Item 1 under the caption “Recent Developments -- Transactions Involving Vision Bank,” on February 16, 2012, Vision Bank sold substantially all of its performing loans as well as all of the deposit accounts/liabilities and real estate, leases and assets associated with Vision Bank’s financial service offices to Centennial Bank, an Alabama state-chartered bank (“Centennial Bank”). In connection with that sale, Vision Bank surrendered its bank charter to the Florida Office of Financial Regulation (the “Florida OFR”) for cancellation and requested termination of its insured status by the Federal Deposit Insurance Corporation (the “FDIC”), which termination was effective February 16, 2012. Subsequently, on February 16, 2012, Vision Bank merged into Park’s wholly-owned non-bank subsidiary SE Property Holdings, LLC. (“SE LLC”).

Park National Bank engages in the commercial banking and trust business primarily in small and medium population Ohio communities. Prior to the consummation of the transactions described below under the caption “Recent Developments – Transactions Involving Vision Bank”, Vision Bank also had engaged in the commercial banking and trust business primarily in Gulf Coast communities in Alabama and the Florida panhandle.

Park National Bank operates 124 financial service offices in Ohio and Northern Kentucky through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the Second National Bank Division headquartered in Greenville, Ohio; (vi) the Richland Bank Division headquartered in Mansfield, Ohio; (vii) the United Bank Division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (ix) the Farmers Bank Division headquartered in Loudonville, Ohio; (x) the Security National Bank Division headquartered in Springfield, Ohio; and (xi) the Unity National Bank Division headquartered in Piqua, Ohio.

As of February 16, 2012, Vision Bank operated 17 financial service offices in Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. Vision Bank operated through two banking divisions – Vision Bank headquartered in Panama City, Florida and the Vision Bank Division of Gulf Shores, Alabama.

During Fiscal 2011 and through February 16, 2012, Park National Bank and Vision Bank comprised Park’s reportable operating segments. All other operating segments were combined and disclosed in the “All Other” category. After February 16, 2012, the Vision Bank operating segment was replaced with a new segment, that of SE LLC. Financial information about Park’s reportable operating segments as of December 31, 2011 is included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report. That financial information is incorporated herein by reference.

As of the date of this Annual Report on Form 10-K, Park National Bank operated 124 financial service offices and a network of 143 automated teller machines.

Consumer Finance Subsidiary

Guardian Financial Services Company (“Guardian Finance”), an Ohio consumer finance company based in Hilliard, Ohio, also operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “All Other” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report. This financial information was immaterial for purposes of separate disclosure.

SE Property Holdings, LLC

During the first quarter of Fiscal 2011, Park formed a limited liability company, organized under the laws of the State of Ohio, called SE Property Holdings, LLC (“SE LLC”), as a direct subsidiary of Park. The initial purpose of SE LLC was to purchase other real estate owned (“OREO”) from Vision Bank and continue to market such properties for sale. As of December 31, 2011, approximately $29.0 million of OREO was held by SE LLC, which had been purchased from Vision Bank (at the then current fair market value) during Fiscal 2011. Management plans to continue marketing the properties held by SE LLC and sell such properties in as effective a manner as possible.

By letter dated January 30, 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized Park to engage in the business of extending credit through SE LLC. As a result, SE LLC is permitted to engage in lending activities and was able to succeed to the rights and obligations of Vision Bank in respect of the loans held by Vision Bank when Vision Bank merged into SE LLC.

As of the date of this Annual Report on Form 10-K, SE LLC is considered a separate operating segment of Park. On February 16, 2012, approximately $110 million in loans ($88 million non-performing and $22 million performing) remained at Vision Bank following the transaction with Centennial. As a result of the merger of Vision Bank into SE LLC, SE LLC held total assets of approximately $168 million as February 16, 2012. As stated previously, in addition to performing loans and non-performing loans that remained at Vision Bank and were transferred to SE LLC by operation of law as a result of the merger of Vision Bank into SE LLC , SE LLC held approximately $29.0 million of OREO at December 31, 2011 and at February 16, 2012. SE LLC also had other assets of approximately $29.0 million at February 16, 2012, primarily related to cash, federal deferred tax assets and other receivables. SE LLC will have operations in Ohio, Alabama, and Florida, with the sole purpose of such operations being to sell OREO in an effective and efficient manner and work out problem loan situations with the respective borrowers.

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

Vision Bancshares Trust I

In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park in March of 2007 (the “Vision Merger”), Park entered into a First Supplemental Indenture, dated as of the effective time of the Vision Merger (the “First Supplemental Indenture”), with Vision and Wilmington Trust Company, a Delaware banking corporation, as Trustee. Under the terms of the First Supplemental Indenture, Park assumed all of the payment and performance obligations of Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated debentures to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated debentures were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005.

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

Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any shares of Park’s capital stock (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated debentures by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred. The floating rate preferred securities are considered Tier 1 Capital under regulatory capital standards.

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

Recent Developments

Formation of SE Property Holdings, LLC

During the first quarter of Fiscal 2011, Park formed SE LLC. Please see the description of SE LLC in the section of this Item 1 captioned “General -- SE Property Holdings.”

Transactions Involving Vision Bank

Purchase and Assumption Agreement with Centennial Bank

On November 16, 2011, Park and Vision Bank entered into a Purchase and Assumption Agreement (as amended by the First Amendment to Purchase and Assumption Agreement, dated as of January 25, 2012, the “Centennial Bank P&A Agreement”) with Home BancShares, Inc., an Arkansas corporation (“Home”), and its wholly-owned subsidiary, Centennial Bank, to sell substantially all of the operating assets and liabilities associated with Vision Bank to Centennial Bank for a purchase price of $27.9 million.

On February 16, 2012, the parties closed the transactions contemplated by the Centennial Bank P&A Agreement. Centennial Bank purchased the real estate and fixed assets used in and/or related to the business conducted at the 17 Vision Bank financial service offices. In addition, Centennial Bank acquired the safe deposit business conducted at the Vision Bank financial service offices, cash on hand, prepaid expenses and Vision Bank’s rights under contracts related to the Vision Bank financial service offices.

Centennial Bank also purchased performing loans with an aggregate unpaid principal balance of $354 million as of February 16, 2012. These loans were sold at an aggregate discount of $13.1 million. Centennial Bank also has a put option whereby it will be entitled to put back to Vision Bank (or its successor) up to $7.5 million in the aggregate of purchased loans for a period of up to six months after the closing date.

Centennial Bank also assumed: (i) Vision Bank’s obligations related to approximately $520 million of deposit accounts/liabilities at the 17 financial service offices; and (ii) the liabilities and obligations of Vision Bank with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision Bank and equipment and operating leases related to the 17 Vision Bank financial service offices.

In conjunction with the transactions contemplated by the Centennial Bank P&A Agreement and as permitted by 12 C.F.R. § 327.12(f), Vision Bank transferred to Centennial Bank the $3.4 million balance of the prepaid assessment paid by Vision Bank to the FDIC.

Following the closing, Vision Bank retained non-performing loans, which had an aggregate book balance, as of February 16, 2012, of $88 million and performing loans, which had a book balance, as of February 16, 2012, of $22 million, which loans Centennial Bank had determined not to purchase as a result of its credit due diligence.

Sale of Loans by Vision Bank to Park National Bank

Pursuant to a Loan Sale and Purchase Agreement, dated as of December 27, 2011, with Park National Bank, on December 28, 2011, Vision Bank sold to Park National Bank performing loans which had an aggregate book balance of $7.6 million as of December 28. 2011.

Resignation of Vision Bank as Trustee and Surrender of Trust Powers by Vision Bank

In connection with the transactions contemplated by the Centennial Bank P&A Agreement, Vision Bank resigned as trustee under each of the 42 trust relationships as to which Vision Bank then exercised fiduciary or trust powers and surrendered the fiduciary/trust powers granted to Vision Bank by the Florida OFR. Park National Bank was appointed to serve as successor trustee under 27 of these trust relationships, Centennial was appointed to serve as successor trustee under six of these trust relationships and nine trust relationships were either closed or transferred to a different fiduciary besides Park National Bank or Centennial.

Surrender of Bank Charter by Vision Bank and Termination of FDIC Insured Status

After the consummation of the transactions contemplated by the Centennial Bank P&A Agreement, Vision Bank no longer carried on a banking business, held no deposit accounts/liabilities and had no offices; and, as a result, on February 16, 2012, Vision Bank surrendered its bank charter to the Florida OFR for cancellation as required by applicable Florida banking regulations and became a Florida corporation without any authority to conduct a banking business. In addition, Vision Bank requested termination of its insured status by the FDIC, which termination was effective February 16, 2012.

Merger of Vision Bank into SE Property Holdings

Following the consummation of the transactions contemplated by the Centennial Bank P&A Agreement, the surrender by Vision Bank of the fiduciary/trust powers granted to Vision Bank by the Florida OFR, the surrender by Vision Bank of its bank charter to the Florida OFR and the termination of Vision Bank’s insured status by the FDIC, on February 16, 2012, Vision Bank merged with and into SE LLC (the “Vision Bank – SE LLC Merger”) pursuant to an Agreement and Plan of Merger, dated as of January 25, 2012. SE LLC was the surviving entity in the merger and the separate existence of Vision Bank ceased.

As a result of the Vision Bank – SE LLC Merger, title to all of the assets and other property, and any interests therein, owned by Vision Bank transferred to SE LLC by operation of law. SE LLC became responsible for all of the liabilities and obligations of Vision Bank, also by operation of law.

As of December 31, 2011, Park reported the following within assets held for sale and liabilities held for sale on Park’s Consolidated Balance Sheet in anticipation of the closing of the transactions contemplated by the Centennial Bank P&A Agreement. Further information about these assets and liabilities is included in Note 3 of the Notes to the Consolidated Financial Statements in Park’s 2011 Annual Report.

Assets held for sale	2011
Cash and due from banks	$6,766
Loans	369,044
Allowance for loan losses (purchase discount)	(13,100)
Net loans	355,944
Fixed assets	14,861
Other assets	4,891
Total assets held for sale	$382,462

Liabilities held for sale	2011
Deposits	$532,598
Other liabilities	3,588
Total liabilities held for sale	$536,186

The above is included for reference for SE LLC and Vision Bank commentary within this Annual Report on Form 10-K.

Services Provided by Park’s Subsidiaries

Park National Bank and its divisions provide, and prior to February 16, 2012, Vision Bank and its divisions provided, the following principal services:

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

Park believes that the deposit mix of Park National Bank and its divisions is currently such that no material portion has been obtained from a single customer and, consequently, the loss of any one customer of Park National Bank (or its divisions) would not have a materially adverse effect on the business of Park National Bank (or the relevant division).

Guardian Finance also provides consumer finance services.

Lending Activities

Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties and one Kentucky county served by the financial service offices of Park National Bank. Relatively few loans are made to borrowers outside these counties. As a result of the Vision Bank – SE LLC Merger, SE LLC holds loans originated by Vision Bank located in the five Florida counties and one Alabama county previously serviced by the financial service offices of Vision Bank. It is expected that SE LLC will originate loans only to further the collection efforts with respect to the loans transferred to SE LLC by operation of law as a result of the Vision Bank - SE LLC Merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity.

Park National Bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, variable rate residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also generates fixed rate residential real estate loans for sale to the secondary market.

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

Commercial Loans

At December 31, 2011, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,854 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 43% of their total aggregate loan portfolio as of that date. Of this amount, approximately $744 million represented commercial, financial and agricultural loans, $1,108 million represented commercial real estate loans and $2 million represented commercial leases.

Vision Bank had approximately $42 million in commercial loans outstanding at December 31, 2011, representing approximately 34.2% of Vision Bank’s aggregate loan portfolio at that date, which were not included within assets held for sale. Of this amount, approximately $20 million represented commercial, financial and agricultural loans and approximately $22 million represented commercial real estate loans.

Included within assets held for sale at December 31, 2011, there were approximately $156 million of Vision Bank commercial loans (commercial, financial, and agricultural loans and commercial real estate loans). These were purchased by Centennial Bank pursuant to the Centennial Bank P&A Agreement.

Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 13 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the five Florida counties and one Alabama county where Vision Bank operated. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.

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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 13 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” which is incorporated herein by reference.

The regulatory limit for loans made to one borrower by Park National Bank was $78.2 million at December 31, 2011. Participations in a loan by Park National Bank in an amount larger than $20.0 million are generally sold to third-party banks or financial institutions based on an internal Park loan policy. While Park National Bank has a loan limit of $78.2 million, total indebtedness of the largest single borrower within the commercial portfolio was $23.8 million at December 31, 2011.

Park has a loan review program which annually evaluates substantially all (generally, about 90%) of the loans with an outstanding balance greater than $250,000. Since February 16, 2012, loans held by SE LLC have been included within the scope of Park’s loan review program. If deterioration has occurred, the lending subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off. A work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report, and is incorporated herein by reference.

Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 25 and 26 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

Aircraft Financing

Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2011, Scope Aircraft Finance had outstanding approximately $168 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).

Consumer Loans

At December 31, 2011, Park’s subsidiary banks, together with Guardian Finance, had outstanding consumer loans (including automobile leases and home-equity-based credit cards) in an aggregate amount of approximately $617 million, constituting approximately 14.3% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) prior to February 16, 2012 the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. Assets held for sale at December 31, 2011 included approximately $4.0 million of consumer loans from Vision Bank, which were sold to Centennial Bank pursuant to the Centennial Bank P&A Agreement.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report, and is incorporated herein by reference. Park National Bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offer home-equity-based credit card accounts through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.

Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 25 and 26 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

Residential Real Estate and Construction Loans

At December 31, 2011, Park’s subsidiary banks had outstanding approximately $1,846 million in construction real estate and residential real estate, representing approximately 42.9% of total loans outstanding. Of the $1,846 million, approximately $1,629 million was included within the residential real estate loan segment, which included $396 million of commercial loans, $954 million of mortgage loans, $228 million of home equity lines of credit and $51 million of installment loans. The remaining $217 million was included within the construction real estate loan segment, which included $188 million of commercial land and development (“CL&D”) loans and $29 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in central and southern Ohio and Northern Kentucky. The market area for real estate lending by Vision Bank was concentrated in the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. Park had approximately $62.7 million of net charge-offs resulting from construction loans ($4.3 million related to 1-4 family residential construction loans and $58.4 million related to CL&D loans) during Fiscal 2011. Vision Bank accounted for approximately $46.4 million ($3.9 million related to 1-4 family residential construction loans and $42.5 million related to CL&D loans), or 74%, of this total. At December 31, 2011, Vision Bank had approximately $33.6 million outstanding in construction loans ($2 million of 1-4 family residential construction loans and $31.6 million of CL&D loans), or 15.4% of Park’s consolidated total at the end of Fiscal 2011. In addition to construction loans, Vision Bank had approximately $1.8 million of home equity lines of credit. None of these Vision Bank loans were included within assets held for sale as of December 31, 2011.

Excluded from amounts disclosed above, but included within assets held for sale at December 31, 2011 were approximately $210.0 million in construction real estate and residential real estate loans at Vision Bank, which were sold to Centennial Bank pursuant to the Centennial Bank P&A Agreement.

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

Park National Bank generally requires, and Vision Bank generally required, that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. Park generally does not price residential loans using low introductory “teaser” rates. Park National Bank also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. However, beginning in 2010, Park’s management made a decision to retain 15-year fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. At December 31, 2011 and 2010, Park reported $329 million and $176 million, respectively, of these loans on the Consolidated Balance Sheets. All real estate loans are secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Each of Park National Bank and Vision Bank has also required proof of hazard insurance with lender named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.

Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

Vision Bank also made home equity lines of credit available in the form of second mortgages. The maximum amount of a Vision Bank home equity line of credit could be as high as 89.9% of the appraised value of the property less the balance of the first mortgage, depending on the credit score and debt-to-income ratio of the borrower. The home equity lines of credit written by Vision Bank generally had 25-year terms and a variable interest rate.

Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 25 and 26 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 13 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts, and Vision Bank attempted, to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 25 and 26 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” and is incorporated herein by reference.

SE Property Holdings, LLC

SE LLC is a non-bank subsidiary of Park, holding OREO property, non-performing loans and small number of performing loans. The loans are of higher risk as they are either on nonaccrual status or are accruing, but may have been classified by Park management. In addition to approximately $29 million in OREO property, SE LLC also held approximately $110 million in loans as of February 16, 2012 following the Vision Bank - SE LLC Merger. SE LLC has its main office in Licking County, Ohio, one office in Alabama (Baldwin County) and one office in Florida (Bay County). The employees of these offices are dedicated solely to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park in the future.

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

Competition

The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Competition within the financial service industry continues to increase as a result of mergers between, and expansion of, financial service providers within and outside Park’s primary market area.

The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations and having trained and competent staff to deliver services. However, some competitors of Park’s subsidiaries may have greater resources and, as such, higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, some of the financial service providers with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints and lower cost structures.

Employees

At December 31, 2011, Park and its subsidiaries had 1,920 full-time equivalent employees. Of this number, 184 were employees of Vision Bank. Centennial Bank hired 116 employees that were previously employees of Vision Bank as of December 31, 2011. As of the date of this Annual Report on Form 10-K, SE LLC has 37 employees, all of which were formerly employees of Vision Bank at December 31, 2011. These employees will assist in transitional operations until such time that core operating systems have been converted, after which time, the services of most of them will be terminated by SE LLC.

Supervision and Regulation of Park and its Subsidiaries

Park, Park National Bank and many of Park’s other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the FDIC’s Deposit Insurance Fund. They also may restrict Park’s ability to repurchase its Common Shares or to receive dividends from Park National Bank and impose capital adequacy and liquidity requirements.

Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE Amex under the trading symbol “PRK,” which subjects Park to the NYSE Amex Company Guide for listed companies. As a result of Park’s participation in the U.S. Treasury’s Capital Purchase Program enacted as part of the Troubled Assets Relief Program (“TARP”) under the Emergency Economic Stabilization Act of 2008 (“EESA”), Park is also subject to the regulatory authority granted to the United States Department of the Treasury (the “U.S. Treasury”) and the Special Inspector General for TARP under EESA and the American Recovery and Reinvestment Act of 2009 (“ARRA”), as discussed below under the caption “Capital Purchase Program.”

Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Company (the “OCC”) and secondarily by the FDIC.

Guardian Finance, as an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.

As a subsidiary of Park, SE LLC is subject to inspection, examination and supervision by the Federal Reserve Board.

Park Title Agency, as an Ohio state-chartered title agency, is subject to regulation, supervision and examination by the Ohio Department of Insurance.

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

The Federal Reserve Board also has extensive enforcement authority over bank holding companies, including, among other things, the ability to:

•	assess civil money penalties;
•	issue cease and desist or removal orders; and
•	require that a bank holding company divest subsidiaries (including a subsidiary bank).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the Federal Reserve Board may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. Although Park was a financial holding company effective in December 2007, Park ceased to be a financial holding company effective June 30, 2008, and neither Park nor any of its subsidiaries engage in any of the activities permitted for a financial holding company but not a bank holding company.

Each subsidiary bank of a bank holding company is subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities of the bank holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

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

Insurance Premiums

Insurance premiums for each insured depository institution are determined based upon the institution’s capital level and supervisory rating provided to the FDIC by the institution’s primary federal regulator and other information the FDIC determines to be relevant to the risk posed to the Deposit Insurance Fund by the institution. The assessment rate determined by considering such information is then applied to the amount of the institution’s average assets minus average tangible equity to determine the institution’s insurance premium. An increase in the assessment rate could have a material adverse effect on the earnings of the affected institution(s), depending on the amount of the increase.

Insurance of deposits may be terminated by the FDIC upon a finding that the insured depository institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the institution’s regulatory agency.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati. Prior to February 17, 2012, Vision Bank was a member of the FHLB of Atlanta. As FHLB members, Park National Bank and Vision Bank must maintain an investment in the capital stock of their respective FHLBs. Effective February 16, 2012, Vision Bank’s investment in the capital stock of the FHLB of Atlanta was transferred to SE LLC.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB. The standards take into account a member’s performance under the Community Reinvestment Act and the member’s record of lending to first-time home buyers.

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

In order to be “well-capitalized,” a bank or bank holding company must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank or bank holding company must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that both Park National Bank and Park meet, and prior to February 17, 2012, Vision Bank met, the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements located on page 88 of Park’s 2011 Annual Report, which is incorporated herein by reference.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks become applicable to banks supervised in the United States only when adopted into United States law or regulation. The United States banking regulators have not yet imposed any of the Basel II or Basel III rules on banks with less than $250 billion in assets or $10 billion of on-balance sheet foreign exposure. It is likely, however, that the Basel Committee provisions will be considered by the United States banking regulators in developing capital regulations that will apply to other United States banks, including Park National Bank.

Fiscal and Monetary Policies

The business and earnings of Park and its subsidiaries are affected significantly by the fiscal and monetary policies of the United States government and its agencies. Park National Bank is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.

Limits on Dividends and Other Payments

There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its bank holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.

Park National Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the risk-based capital guidelines and minimum leverage ratio requirements established by the OCC. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.

The ability of Park to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends which may be declared by Park National Bank. However, the Federal Reserve Board expects Park to serve as a source of strength to Park National Bank, which may require Park to retain capital for further investment in Park National Bank, rather than pay dividends to the Park shareholders. Payment of dividends by Park National Bank may be restricted at any time at the discretion of the OCC if the OCC deems such dividends to constitute an unsafe and/or unsound banking practice. These provisions could have the effect of limiting Park’s ability to pay dividends on its Common Shares.

At December 31, 2011, approximately $51.3 million of the total stockholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 17 of the Notes to Consolidated Financial Statements located on page 76 of Park’s 2011 Annual Report.

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

The dividend rights of holders of Park common shares are also qualified and subject to the dividend rights of holders of Park Series A Preferred Shares held by the U.S. Treasury as described below under the caption “Capital Purchase Program.”

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

Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park National Bank has, and Vision Bank had, established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is significantly changing the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, the effects they will have on Park and its subsidiaries will not be known for months or even years.

Among the provisions already implemented that have or may have an effect on Park or its subsidiaries are the following:

•	the Consumer Financial Protection Bureau has been formed, which has broad powers to adopt and enforce consumer protection regulations;
•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;
•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts have unlimited insurance through December 31, 2012;
•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;
•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation; and
•	the Federal Reserve Board has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Park National Bank, it may have an adverse effect on Park National Bank as the debit cards issued by Park National Bank and other smaller banks, which have higher interchange fees, may become less competitive.

Additional provisions not yet implemented that may have an effect on Park or its subsidiaries are the following:

•	new capital regulations for bank holding companies will be adopted, which may impose stricter requirements; and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on Park and its subsidiaries cannot yet be determined. However, it is likely that the implementation of these provisions will increase compliance costs and fees paid to regulators, along with possibly restricting the operations of Park and its subsidiaries.

Capital Purchase Program

In response to the financial crisis affecting the banking system and financial markets, EESA was signed into law on October 3, 2008 creating TARP. The U.S. Treasury created the Capital Purchase Program to stabilize the financial system by providing capital to viable financial institutions of all sizes throughout the United States. Under the Capital Purchase Program, the U.S. Treasury provided $250 billion of capital to 707 financial institutions through the purchase of senior preferred shares on standardized terms, which included warrants for future U.S. Treasury purchases of common stock. The Capital Purchase Program is now closed.

ARRA was signed into law on February 17, 2009. ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all recipients of funds under the Capital Purchase Program, including Park, as long as any obligation arising from the financial assistance provided to the recipient under the Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant. ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.

On December 23, 2008, Park completed the sale to the U.S. Treasury of $100.0 million of newly-issued Park non-voting preferred shares as part of the Capital Purchase Program. To finalize Park’s participation in the Capital Purchase Program, Park and the U.S. Treasury entered into a Letter Agreement, dated December 23, 2008 (the “Letter Agreement”), including the related Securities Purchase Agreement – Standard Terms attached thereto (the “Securities Purchase Agreement” and together with the Letter Agreement, the “UST Agreement”). Pursuant to the UST Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a warrant (the “Warrant”) to purchase 227,376 Park Common Shares, at an exercise price of $65.97 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $100.0 million in cash.

As part of participation in the Capital Purchase Program, Park agreed to various requirements and restrictions imposed on all participants in the Capital Purchase Program. Among the terms of participation was a provision that the U.S. Treasury could change the terms of participation at any time. The current terms of participation in the Capital Purchase Program include the following:

•	Park must file with the SEC a registration statement under the Securities Act, registering for resale the Series A Preferred Shares or, in the event the Series A Preferred Shares are deposited with a depository at the request of the U.S. Treasury, depository shares evidencing fractional interests in the Series A Preferred Shares; the Warrant to purchase 227,376 Common Shares; and any Common Shares issuable from time to time upon exercise of the Warrant. On January 22, 2009, Park filed a Registration Statement on Form S-3 (the “Initial Registration Statement”) to register these securities, which Initial Registration Statement became effective on filing. The securities registered on the Initial Registration Statement may be offered and sold if not more than three years have lapsed since the effective date of the Initial Registration Statement. As a result, Park must file a new registration statement under the Securities Act covering these securities. The U.S. Treasury has permitted Park to delay the filing of the new registration statement until March 15, 2012.

•	As long as the Series A Preferred Shares remain outstanding, unless all accrued and unpaid dividends for all past dividend periods on the Series A Preferred Shares are fully paid, Park will not be permitted to declare or pay dividends on any Common Shares (other than dividends payable solely in Common Shares), any junior preferred shares or, generally, any preferred shares ranking pari passu with the Series A Preferred Shares (other than in the case of pari passu preferred shares, dividends on a pro rata basis with the Series A Preferred Shares), nor will Park be permitted to repurchase or redeem any Common Shares or preferred shares other than the Series A Preferred Shares.
•	As a recipient of government funding under the Capital Purchase Program, Park, together with its subsidiaries, must comply with the executive compensation and corporate governance standards established by the U.S. Treasury under ARRA for so long as the U.S. Treasury holds any securities acquired from Park pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). On June 15, 2009, the U.S. Treasury published executive compensation and corporate governance standards, which were amended effective December 7, 2009, applicable to TARP recipients, including Park, and their subsidiaries. ARRA and the Interim Final Rule impose limitations on Park’s executive compensation practices by, among other things: (i) limiting the deductibility, for United States federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the five most highly-compensated employees of Park and its subsidiaries, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to Park’s Senior Executive Officers or any of the next five most highly-compensated employees of Park and its subsidiaries, upon a departure from Park and its subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of the next 20 most highly-compensated employees of Park and its subsidiaries if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and its subsidiaries from maintaining any Employee Compensation Plan (as defined in the Interim Final Rule) that would encourage the manipulation of Park’s reported earnings to enhance the compensation of any of the employees of Park or its subsidiaries; (vi) prohibiting Park and its subsidiaries from maintaining compensation plans and arrangements for Park’s Senior Executive Officers that encourage Park’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and its subsidiaries to limit any Employee Compensation Plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and its subsidiaries from providing (formally or informally) “gross-ups” to any of Park’s Senior Executive Officers or the 20 next most highly-compensated employees of Park and its subsidiaries; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of the five most highly-compensated employees of Park and its subsidiaries any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of Park’s Senior Executive Officers and the 20 next most highly-compensated employees of Park and its subsidiaries, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to Park’s Senior Executive Officers or the 20 next most highly-compensated employees of Park and its subsidiaries to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009, and post this policy on Park’s Internet site. Park must also permit in its proxy statements for annual meetings of shareholders a non-binding advisory “say on pay” shareholder vote on the compensation of executives, as disclosed pursuant to the compensation disclosure rules of the SEC.

The U.S. Treasury has certain supervisory and oversight duties and responsibilities under EESA, the Capital Purchase Program and ARRA. Also, the Special Inspector General for TARP (“SIGTARP”), which position was established pursuant to Section 121 of EESA, has the duty, among other things, to conduct, supervise and coordinate audits and investigations of the purchase, management and sale of assets by the U.S. Treasury under TARP and the Capital Purchase Program, including the Series A Preferred Shares purchased by the U.S. Treasury from Park.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

Pursuant to the Joint Guidance, the Federal Reserve Board will review as part of a regular, risk-focused examination process, the incentive compensation arrangements of financial institutions such as Park and Park National Bank. Such reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination and deficiencies will be incorporated into the institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against an institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and prompt and effective measures are not being taken to correct the deficiencies.

On February 7, 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “Proposed Joint Rules”). The Proposed Joint Rules generally apply to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees. The Proposed Joint Rules: (i) prohibit covered financial institutions from maintaining incentive-based compensation arrangements that encourage covered persons to expose the institution to inappropriate risk by providing the covered person with “excessive” compensation; (ii) prohibit covered financial institutions from establishing or maintaining incentive-based compensation arrangements for covered persons that encourage inappropriate risks that could lead to a material financial loss; (iii) require covered financial institutions to maintain policies and procedures appropriate to their size, complexity and use of incentive-based compensation to help ensure compliance with the Proposed Joint Rules; and (iv) require covered financial institutions to provide enhanced disclosure to regulators regarding their incentive-based compensation arrangements for covered persons within 90 days following the end of the fiscal year. Final rules related to incentive-based compensation arrangements are excepted to be issued in the latter half of 2012.

Public companies will also be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the United States Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010. Such legislation may continue to change banking statutes and the operating environment of Park and its subsidiaries in substantial and unpredictable ways, and could significantly increase or decrease costs of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. With the enactment of the Dodd-Frank Act and the continuing implementation of final rules and regulations thereunder, the nature and extent of future legislative and regulatory changes affecting financial institutions remains very unpredictable.

Statistical Disclosure

The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW” and in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report, Note 4 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report, Note 5 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report, Note 8 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report and Note 9 of the Notes to Consolidated Financial Statements in Park’s 2011 Annual Report. This statistical disclosure is incorporated herein by reference.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio, although we continue to hold certain loans made, and real estate located, in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

While substantially all of the operating assets and liabilities of Vision Bank were sold to Centennial Bank on February 16, 2012, Vision Bank retained non-performing loans, which had a book balance as of February 16, 2012 of $88 million and performing loans which had a book balance of $22 million as of February 16, 2012, both balances being net of any loan loss allowances that existed prior to the close of the transactions between Vision Bank and Centennial Bank.These retained loans were transferred by operation of law to SE LLC as a result of the Vision Bank-SE LLC Merger. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which the borrowers under these retained loans operate or declining credit conditions in the markets served by Park National Bank and its divisions.

Legislative or regulatory changes or actions could adversely impact us or the businesses in which we are engaged.

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares.

The recently enacted Dodd-Frank Act may adversely impact Park’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks and bank holding companies, including Park and Park National Bank, do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 – Business” of this Form 10-K.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. Park is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Park and our subsidiaries cannot currently be determined, the law and its implemented rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on the operations of Park and our subsidiaries, all of which may have a material adverse affect on Park’s operating results and financial condition.

Deposit insurance premiums assessed on Park may increase and have a negative effect on Park’s results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve banks failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures has increased during the last few years and decreased the DIF. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between and among the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant marketwide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect our business.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio and, prior to February 17, 2012, in markets served through Vision Bank operations in Alabama and Florida and our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio and, more dramatically, Gulf Coast communities have been negatively impacted by the ongoing economic crisis. Additional adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Because of our participation in the Capital Purchase Program, we are subject to several restrictions, including restrictions on compensation paid to our executive officers and certain other most highly-compensated employees.

We participate in the Capital Purchase Program. For more information regarding our participation in the Capital Purchase Program, see the discussion under the caption “Supervision and Regulation of Park and its Subsidiaries – Capital Purchase Program” in “Item 1 – Business” of Part I of this Annual Report on Form 10-K.

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

As a recipient of government funding under the Capital Purchase Program, we, together with our subsidiaries, must comply with the executive compensation and corporate governance standards imposed by ARRA and the standards established by the Secretary of the Treasury under ARRA (including the Interim Final Rule) for so long as the U.S. Treasury holds any securities acquired from us pursuant to the Securities Purchase Agreement or upon exercise of the Warrant, excluding any period during which the U.S. Treasury holds only the Warrant (the “Covered Period”). ARRA and the Interim Final Rule impose limitations on our executive compensation practices by, among other things: (i) limiting the deductibility, for United States federal income tax purposes, of compensation paid to any of our Senior Executive Officers (as defined in the Interim Final Rule) to $500,000 per year; (ii) prohibiting the payment or accrual of any bonus, retention award or incentive compensation to the five most highly-compensated employees of Park and our subsidiaries, except in the form and under the limited circumstances permitted by the Interim Final Rule; (iii) prohibiting the payment of golden parachute payments (as defined in the Interim Final Rule) to Park’s Senior Executive Officers or any of the next five most highly-compensated employees of Park and our subsidiaries upon a departure from Park and our subsidiaries or due to a change in control of Park, except for payments for services performed or benefits accrued; (iv) requiring Park or the applicable subsidiary to “claw back” any bonus, retention award or incentive compensation paid (or under a legally binding obligation to be paid) to a Senior Executive Officer or any of the next 20 most highly-compensated employees of Park and our subsidiaries if the payment was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (v) prohibiting Park and our subsidiaries from maintaining any employee compensation plan (as defined in the Interim Final Rule) that would encourage the manipulation of our reported earnings to enhance the compensation of any of the employees of Park and our subsidiaries; (vi) prohibiting Park and our subsidiaries from maintaining compensation plans and arrangements for Park’s Senior Executive Officers that encourage Park’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of Park; (vii) requiring Park and our subsidiaries to limit any employee compensation plan that unnecessarily exposes Park to risk; (viii) prohibiting Park and our subsidiaries from providing (formally or informally) “gross-ups” to any of Park’s Senior Executive Officers or the 20 next most highly-compensated employees of Park and our subsidiaries; (ix) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator the amount, nature and justification for offering to any of the five most highly-compensated employees of Park and our subsidiaries any perquisites whose total value exceeds $25,000; (x) requiring that Park disclose to the U.S. Treasury and Park’s primary regulator whether Park, the Park Board of Directors or the Compensation Committee engaged a compensation consultant and the services performed by that compensation consultant and any of its affiliates; (xi) requiring that Park disclose to the U.S. Treasury the identity of Park’s Senior Executive Officers and the 20 next most highly-compensated employees of Park and our subsidiaries, identified by name and title and ranked in descending order of annual compensation; and (xii) subjecting any bonus, retention award or other compensation paid before February 17, 2009 to Park’s Senior Executive Officers or the 20 next most highly-compensated employees of Park and our subsidiaries to retroactive review by the U.S. Treasury to determine whether any such payments were inconsistent with the purposes of TARP or otherwise contrary to the public interest. ARRA and the Interim Final Rule also required that the Park Board of Directors adopt a Company-wide policy regarding “excessive or luxury expenditures,” which was adopted on September 4, 2009 and is posted on Park’s Internet site.

Restrictions on compensation may make it more difficult for us to hire or retain personnel, which might adversely affect our financial condition or results of operations.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 30 in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” is incorporated herein by reference.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.

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

Changes in accounting standards, policies, estimates or procedures could impact Park’s reported financial condition or results of operations.

The accounting standard setters, including the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements. The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “FINANCIAL REVIEW - CRITICAL ACCOUNTING POLICIES” in Park’s 2011 Annual Report.

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

Various federal and state statutory provisions and regulations limit the amount of dividends that Park National Bank and our other subsidiaries may pay to us without regulatory approval. Park National Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by Park National Bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Park National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “under-capitalized” for purposes of the applicable “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2011 and 2012 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”

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

No response required.

ITEM 2.	PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.

Park National Bank

As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 124 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;
•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;
•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;
•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;
•	financial service offices in Amelia (two offices), Cincinnati, Milford, New Richmond and Owensville in Clermont County;
•	a financial service office in Coshocton in Coshocton County;
•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;
•	financial service offices in Greenville (five offices), Arcanum and Versailles in Darke County;
•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (six offices) in Fairfield County;
•	a financial service office in Jeffersonville in Fayette County;
•	financial service offices in Canal Winchester, Columbus (two offices), Gahanna, Reynoldsburg and Worthington in Franklin County;
•	financial service offices in Beavercreek, Jamestown and Xenia (two offices) in Greene County;
•	a financial service office in Cincinnati in Hamilton County;
•	a financial service office in Logan in Hocking County;
•	financial service offices in Millersburg (two offices) in Holmes County;
•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;
•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County;
•	a financial service office in Plain City in Madison County;
•	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;

•	a financial service office in Fort Recovery in Mercer County;
•	financial service offices (three offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy (two offices), all in Miami County;
•	financial service offices in Mount Gilead (two offices) in Morrow County;
•	financial service offices in Zanesville (nine offices), New Concord and Dresden in Muskingum County;
•	a financial service office in New Lexington in Perry County;
•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;
•	a financial service office in Newcomerstown in Tuscarawas County; and
•	a financial service office in Springboro in Warren County.

Park National Bank also has one financial service office in Florence (Boone County), Kentucky.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Fayette, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 30 are leased and the remainder are owned. Park National Bank also operates 31 off-site automated teller machines.

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

SE Property Holdings, LLC

As of the date of this Annual Report on Form 10-K, SE LLC has a total of 3 offices, one in Licking County, Ohio, one in Baldwin County, Alabama, and one in Bay County, Florida. One office is leased and two are owned.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiary banks are parties incidental to their respective banking businesses. Park considers none of those proceedings to be material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 35 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” on page 48.

No purchases of Park’s Common Shares were made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2011. The following table provides information concerning changes in the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as a result of the forfeiture of previously outstanding incentive stock options.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)

October 1 through October 31, 2011	–	–	–	1,018,259

November 1 through November 30, 2011	–	–	–	1,018,259

December 1 through December 31, 2011	–	–	–	982,267

Total	–	–	–	982,267

___________________

(1)	The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 Common Shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the Common Shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During Fiscal 2011, Park did not purchase any Common Shares to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2011, incentive stock options covering 74,020 Common Shares were outstanding and 1,425,980 Common Shares were available for future grants under the 2005 Plan.

With 443,713 Common Shares held as treasury shares for purposes of the 2005 Plan at December 31, 2011, an additional 982,267 Common Shares remained authorized for repurchase for purposes of funding the 2005 Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 32 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 15 and Table 30 included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” Park’s tax equivalent net interest margin has remained fairly stable over each of the three fiscal years ended December 31, 2011, 2010 and 2009. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 4.14%, 4.26% and 4.22% for each of the fiscal years ended December 31, 2011, 2010 and 2009, respectively. As noted in Note 21 of the Notes to Consolidated Financial Statements under the caption “Fair Values” in Park’s 2011 Annual Report, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matures on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25 million issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW – SOURCE OF FUNDS – Subordinated Debentures/Notes,” and in Note 19 of the Notes to Consolidated Financial Statements of Park’s 2011 Annual Report and Note 21 of the Notes to Consolidated Financial Statements of Park’s 2011 Annual Report is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management,” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2011 Annual Report under the caption “FINANCIAL REVIEW – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2011 and 2010, the related Consolidated Statements of Income, of Changes in Stockholders’ Equity and of Cash Flows for the years ended December 31, 2011, 2010 and 2009, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2011 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 33 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2011 Annual Report captioned “FINANCIAL REVIEW,” is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2011 Annual Report is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm

The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2011 Annual Report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

Park reviews its disclosure controls and procedures, which may include its internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness. Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to guarantor support and as of the date of this Annual Report on Form 10-K, when calculating impairment under ASC 310, management no longer relies on expected cash flows from guarantors where litigation is required to collect those cash flows. Additionally, Park’s management made process improvements throughout 2011 in an effort to address the material weakness related to the OREO devaluations and loan loss provisions that are not related to guarantor support. These process improvements included:

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

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers

The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for re-election as directors of Park at the Annual Meeting of Shareholders to be held on April 23, 2012 (the “2012 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “PROPOSAL 1 – ELECTION OF DIRECTORS” in Park’s definitive Proxy Statement relating to the 2012 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2012 Proxy Statement”).

The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2012 Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2012 Proxy Statement.

Committee Charters; Code of Business Conduct and Ethics

Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating Committee and the Risk Committee.

In accordance with the requirements of Section 807 of the NYSE Amex Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary, Park’s Chief Financial Officer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of Section 807 of the NYSE Annex Company Guide.

The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating Committee Charter and the Risk Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.

Procedures for Recommending Director Nominees

Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2012 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders held on April 18, 2011.

Audit Committee

The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS – Committees of the Board – Audit Committee” in Park’s 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2012 Proxy Statement.

The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2012 Proxy Statement.

The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park

The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2012 Proxy Statement.

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

The following table shows the number of Common Shares issuable upon exercise of incentive stock options (“ISOs”) granted under the 2005 Plan outstanding at December 31, 2011, the weighted-average exercise price of those ISOs and the number of Common Shares remaining available for future issuance under the 2005 Plan and the Directors’ Stock Plan at December 31, 2011, excluding Common Shares issuable upon exercise of outstanding ISOs granted under the 2005 Plan.

Plan category	Number of Common Shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of Common Shares remaining available for future issuance under equity compensation plans (excluding Common Shares reflected in column (a)) (c)
Equity compensation plans approved by shareholders	74,020	$74.96	1,472,340	(1)
Equity compensation plans not approved by shareholders	--	--	--
Total	74,020	$74.96	1,472,340	(1)

__________________

(1)	Includes 1,425,980 Common Shares remaining available for future issuance under the 2005 Plan and 46,360 Common Shares remaining available for future issuance under the Directors’ Stock Plan.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions

The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2012 Proxy Statement.

Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2012 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements.

The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park’s 2011 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated by reference from Park’s 2011 Annual Report

Consolidated Balance Sheets at December 31, 2011 and 2010 --
Incorporated by reference from Park’s 2011 Annual Report

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 -- Incorporated by reference from Park’s 2011 Annual Report

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009 -- Incorporated by reference from Park’s 2011 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 -- Incorporated by reference from Park’s 2011 Annual Report

Notes to Consolidated Financial Statements -- Incorporated by reference from Park’s 2011 Annual Report

(a)(2)	Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)	Exhibits.

The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.	Description of Exhibit
2.1(a)	Purchase and Assumption Agreement, made and entered into on November 16, 2011, by and between Vision Bank and Park National Corporation (collectively, “Seller”) and Centennial Bank and Home BancShares, Inc. (collectively, “Buyer”) (incorporated herein by reference to Exhibit 2.1 to Park National Corporation’s Current Report on Form 8-K, dated and filed November 17, 2011 (File No. 1-13006))

Note: The disclosure schedules and other schedules (with the exception of Schedule S) referenced in the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish a copy of the omitted disclosure schedules and other schedules upon request by the SEC.

2.1(b)	First Amendment to Purchase and Assumption Agreement by and between Vision Bank and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of January 25, 2012 (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Current Report on Form 8-K, dated and filed February 16, 2012 (File No. 1-13006))
2.2	Agreement and Plan of Merger, entered into as of January 25, 2012, by and between Vision Bank and SE Property Holdings, LLC (filed herewith)
3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))
3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))
3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))
3.1(e)	Certificate of Amendment by Shareholders or Members as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation’s Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))
3.1(f)	Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006) (“Park’s December 23, 2008 Form 8-K”))
3.1(g)	Certificate of Amendment by Shareholders or Members filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))
3.1(h)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))
3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)
3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)
3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (“Park’s March 31, 2008 Form 10-Q”) (File No. 1-13006))
3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park’s March 31, 2008 Form 10-Q)
4.1(a)	Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))
4.1(b)	First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation’s Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park’s March 15, 2007 Form 8-K”))
4.2(a)	Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))
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
4.4	Subordinated Debenture, dated December 28, 2007, in the principal amount of $25,000,000, issued by The Park National Bank to USB Capital Funding Corp. (incorporated herein by reference to Park National Corporation’s Current Report on Form 8-K dated and filed on January 2, 2008 (“Park’s January 2, 2008 Form 8-K”))
4.5	Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park’s December 23, 2008 Form 8-K)
4.6	Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement – Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park’s December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park’s December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]
4.7	Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park’s December 28, 2009 Form 8-K”))
4.8	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park’s December 28, 2009 Form 8-K)
4.9	Form of Series A/Series B Common Share Warrant issued by Park National Corporation on December 10, 2010 (incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on December 8, 2010 (File No. 1-13006) (“Park’s December 8, 2010 Form 8-K”))

Note: The Series A Common Share Warrant expired on June 10, 2011 without being exercised and the Series B Common Share Warrant expired on December 10, 2011 without being exercised.
4.10	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)
10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)
10.2(a)†	Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))
10.2(b)†	Schedule identifying Split-Dollar Agreements covering executive officers or employees of The Park National Bank or one of its divisions who are also directors or executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 1-13006) (“Park’s 2008 Form 10-K”))
10.3(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (incorporated herein by reference to Exhibit 10.7(a) to Park’s 2008 Form 10-K)
10.3(b)†	Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park’s February 19, 2008 Form 8-K”))
10.3(c)†	Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder, John W. Kozak and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park’s February 19, 2008 Form 8-K)
10.4†	Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (also known as Security National Bank and Trust Co.) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))
10.5†	Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.6†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)
10.7†	Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park’s April 20, 2005 Form 8-K”))
10.8†	Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park’s April 20, 2005 Form 8-K)
10.9	Subordinated Debenture Purchase Agreement, dated as of December 28, 2007, between The Park National Bank, as “Borrower,” and USB Capital Funding Corp., as “Lender” (incorporated herein by reference to Exhibit 10.1 to Park’s January 2, 2008 Form 8-K)
10.10(a)†	Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park’s January 2, 2008 Form 8-K)
10.10(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)
10.11†	Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))
10.12(a)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on July 20, 2009 (File No. 1-13006) (“Park’s July 20, 2009 Form 8-K”))
10.12(b)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.2 to Park’s July 20, 2009 Form 8-K)
10.12(c)†	Letter Agreement, dated July 20, 2009, between Park National Corporation and John W. Kozak (incorporated herein by reference to Exhibit 10.3 to Park’s July 20, 2009 Form 8-K)
10.13	Letter Agreement, dated December 7, 2010, by and between Park National Corporation and Rodman & Renshaw, LLC (incorporated herein by reference to Exhibit 10.1 to Park’s December 8, 2010 Form 8-K)

10.14	Form of Securities Purchase Agreement – Common Shares and Warrants (incorporated herein by reference to Exhibit 10.2 to Park’s December 8, 2010 Form 8-K)
12	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (filed herewith)
13	2011 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)
14	Code of Business Conduct and Ethics, as amended January 23, 2012 and updated January 24, 2012 (filed herewith)
21	Subsidiaries of Park National Corporation (filed herewith)
23	Consent of Crowe Horwath LLP (filed herewith)
24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)
31.1	Rule 13a-14(a)/15d-14(a) Certifications – Principal Executive Officer (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certifications – Principal Financial Officer (filed herewith)
32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code – Principal Executive Officer and Principal Financial Officer (furnished herewith)
99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 -- Principal Executive Officer (filed herewith)
99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 -- Principal Financial Officer (filed herewith)
101	The following materials from Park National Corporation’s 2011 Annual Report and incorporated therefrom into Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (v) the Notes to Consolidated Financial Statements (furnished herewith)*

*	Pursuant to Rule 406T of SEC Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are furnished and not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those Sections.
†	Management contract or compensatory plan or arrangement.
(b)	Exhibits.

The documents listed in Item 15(a)(3) are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules.

None

[Remainder of page intentionally left blank; signatures on following page]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 29, 2012	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2012.

Name	Capacity
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director
/s/ David L. Trautman David L. Trautman	President, Secretary and Director
/s/ John W. Kozak John W. Kozak	Chief Financial Officer
/s/ Brady T. Burt Brady T. Burt	Chief Accounting Officer
/s/ Maureen Buchwald* Maureen Buchwald	Director
/s/ James J. Cullers* James J. Cullers	Director
/s/ Harry O. Egger* Harry O. Egger	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director

Name	Capacity
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ William T. McConnell* William T. McConnell	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ John J. O’Neill* John J. O’Neill	Director
/s/ William A. Phillips* William A. Phillips	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Sarah Reese Wallace* Sarah Reese Wallace	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*	The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 29th day of February, 2012.

By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer

-58-