Form 10-Q
period 2012-03-31
PARK NATIONAL CORP /OH/
filed 2012-05-04
CIK 805676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   ☐   No   ☒

15,405,902 Common shares, no par value per share, outstanding at May 3, 2012.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION

Consolidated Condensed Balance Sheets (Unaudited)

(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011

Assets:
Cash and due from banks	$121,730	$137,770
Money market instruments	39,400	19,716
Cash and cash equivalents	161,130	157,486
Investment securities
Securities available-for-sale, at fair value (amortized cost of $991,373 and $801,147 at March 31, 2012 and December 31, 2011)	1,007,481	820,645
Securities held-to-maturity, at amortized cost (fair value of $795,075 and $834,574 at March 31, 2012 and December 31, 2011)	782,250	820,224
Other investment securities	67,604	67,604
Total investment securities	1,857,335	1,708,473
Loans	4,324,383	4,317,099
Allowance for loan losses	(59,758)	(68,444)
Net loans	4,264,625	4,248,655
Bank owned life insurance	157,225	154,567
Goodwill and other intangible assets	73,089	74,843
Bank premises and equipment, net	52,157	53,741
Other real estate owned	41,965	42,272
Accrued interest receivable	21,227	19,697
Mortgage loan servicing rights	8,975	9,301
Other	139,123	120,748
Assets held for sale	-	382,462
Total assets	$6,776,851	$6,972,245

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,055,745	$995,733
Interest bearing	3,761,643	3,469,381
Total deposits	4,817,388	4,465,114
Short-term borrowings	236,687	263,594
Long-term debt	821,801	823,182
Subordinated debentures and notes	75,250	75,250
Accrued interest payable	5,034	4,916
Other	64,262	61,639
Liabilities held for sale	-	536,186
Total liabilities	6,020,422	6,229,881
COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock (200,000 shares authorized; 100,000 shares issued with $1,000 per share liquidation preference)	98,372	98,146
Common stock (No par value; 20,000,000 shares authorized; 16,151,014 shares issued at March 31, 2012 and 16,151,021 shares issued at December 31, 2011)	301,201	301,202
Common stock warrants	4,297	4,297
Retained earnings	440,074	424,557
Treasury stock (745,109 shares at March 31, 2012 and 745,109 shares at December 31,2011)	(77,007)	(77,007)
Accumulated other comprehensive (loss), net of taxes	(10,508)	(8,831)
Total stockholders' equity	756,429	742,364
Total liabilities and stockholders’ equity	$6,776,851	$6,972,245

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Interest and dividend income:

Interest and fees on loans	$61,105	$65,454

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	13,584	19,053
Obligations of states and political subdivisions	46	149

Other interest income	103	6
Total interest and dividend income	74,838	84,662

Interest expense:

Interest on deposits:
Demand and savings deposits	754	991
Time deposits	4,639	6,734

Interest on borrowings:
Short-term borrowings	175	267
Long-term debt	7,542	7,357

Total interest expense	13,110	15,349

Net interest income	61,728	69,313

Provision for loan losses	9,000	14,100
Net interest income after provision for loan losses	52,728	55,213

Other income:
Income from fiduciary activities	3,828	3,722
Service charges on deposit accounts	4,071	4,245
Other service income	2,734	2,301
Checkcard fee income	3,172	2,976
Bank owned life insurance income	1,202	1,229
ATM fees	608	654
OREO devaluations	(1,359)	(2,535)
Gain on sale of the Vision business	22,167	-
Other	3,197	2,438
Total other income	39,620	15,030

Gain on sale of securities	-	6,635

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Income (Unaudited) (Continued)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Other expense:
Salaries and employee benefits	$24,823	$25,064
Occupancy expense	2,670	3,000
Furniture and equipment expense	2,621	2,657
Data processing fees	1,200	1,253
Professional fees and services	5,581	4,874
Amortization of intangibles	1,754	669
Marketing	843	623
Insurance	1,490	2,269
Communication	1,537	1,556
Other expense	5,289	4,381
Total other expense	47,808	46,346

Income before income taxes	44,540	30,532

Income taxes	13,065	8,336

Net income	$31,475	$22,196

Preferred stock dividends and accretion	1,477	1,464

Net income available to common shareholders	$29,998	$20,732
Per Common Share:

Net income available to common shareholders
Basic	$1.95	$1.35
Diluted	$1.95	$1.35

Weighted average common shares outstanding
Basic	15,405,910	15,398,930
Diluted	15,417,745	15,403,420

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Comprehensive Income (Unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Net income	$31,475	$22,196

Other comprehensive income, net of tax:
Change in funded status of pension plan, net of income taxes of $222	412	-
Unrealized net holding gain on cash flow hedge,net of income taxes of $60 and $71	113	133
Unrealized net holding (loss) on securities available-for-sale, net of income tax benefit of $(1,188) and $(3,431)	(2,202)	(6,371)
Other comprehensive loss	$(1,677)	$(6,238)

Comprehensive income	$29,798	$15,958

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)

(in thousands, except per share data)

Three Months ended March 31, 2012 and 2011	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income

Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income			22,196
Other comprehensive loss, net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $71					133
Unrealized net holding (loss) on securities available-for-sale, net of income tax benefit of $(3,431)					(6,371)
Cash dividends on common stock at $0.94 per share			(14,475)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	214		(214)
Preferred stock dividends			(1,250)
Balance at March 31, 2011	$97,504	$305,676	$412,599	$(77,733)	$(8,106)

Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			31,475
Other comprehensive loss, net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $60					113
Unrealized net holding (loss) on securities available-for-sale, net of income tax benefit of $(1,188)					(2,202)
Cash dividends on common stock at $0.94 per share			(14,481)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	226		(227)
Preferred stock dividends			(1,250)
Balance at March 31, 2012	$98,372	$305,498	$440,074	$(77,007)	$(10,508)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

Consolidated Condensed Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2012	2011

Operating activities:
Net income	$31,475	$22,196

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	1,470	2,784
Provision for loan losses	9,000	14,100
Amortization of core deposit intangibles	1,754	669
Realized net investment security gains	-	(6,635)
OREO devaluations	1,359	2,535
Bank owned life insurance income	(1,202)	(1,229)

Changes in assets and liabilities:
(Increase) in other assets	(19,773)	(19,547)
Increase (Decrease) in other liabilities	2,854	(6,539)

Net cash provided by operating activities	$26,937	$8,334

Investing activities:

Proceeds from sales of available-for-sale securities	$-	$113,105
Proceeds from maturity of:
Available-for-sale securities	229,878	75,071
Held-to-maturity securities	157,101	59,506
Purchases of:
Available-for-sale securities	(419,998)	(231,714)
Held-to-maturity securities	(119,127)	-
Net (increase) in loans	(23,339)	(25,403)
Sale of assets/liabilities related to Vision Bank	(153,724)	-
Purchases of bank owned life insurance	(2,213)	(3,000)
Purchases of premises and equipment, net	(125)	(1,990)

Net cash (used in) investing activities	$(331,547)	$(14,425)

Financing activities:

Net increase in deposits	$352,274	$219,258
Net (decrease) in short-term borrowings	(26,907)	(346,950)
Proceeds from issuance of long-term debt	-	150,000
Repayment of long-term debt	(1,381)	(24)
Cash payment for fractional shares in dividend reinvestment plan	(1)	(1)
Cash dividends paid on common and preferred stock	(15,731)	(15,725)

Net cash provided by financing activities	$308,254	$6,558

Increase in cash and cash equivalents	3,644	467

Cash and cash equivalents at beginning of year	157,486	133,780

Cash and cash equivalents at end of period	$161,130	$134,247

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$12,992	$15,217

Income taxes	$-	$-

Non cash activities:
Securities acquired through payable	$-	$25,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (the “Registrant”, “Corporation”, “Company”, or “Park”) and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2012.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2011 from Park’s 2011 Annual Report to Shareholders (“2011 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements, with the exception of the subsequent events discussed in Note 20 of these Notes to Consolidated Condensed Financial Statements.

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements:

No. 2011-04 – Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs: In May 2011, FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs (ASU 2011-04). The new guidance in this ASU results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Certain amendments clarify FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments also enhance disclosure requirements surrounding fair value measurement. Most significantly, an entity is required to disclose additional information regarding Level 3 fair value measurements including quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements. The new guidance is effective for interim and annual periods beginning on or after December 15, 2011. The adoption of the new guidance on January 1, 2012 impacted the fair value disclosures in Note 16.

No. 2011-05 – Presentation of Comprehensive Income: In June 2011, FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (ASU 2011-05). The ASU eliminates the option to report other comprehensive income and its components in the statement of changes in equity. An entity can elect to present the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, or how earnings per share is calculated or presented. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively. The adoption of the new guidance impacted the presentation of the consolidated financial statements.

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

No. 2011-12 Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05: In December 2011, FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). This ASU defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. Entities are to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The other requirements in ASU 2011-05 are not affected by this ASU.

Note 3 – Sale of Vision Bank Business

On February 16, 2012, Park and its wholly-owned subsidiary, Vision Bank (“Vision”), a Florida state-chartered bank, completed their sale of substantially all of the performing loans, operating assets and liabilities associated with Vision to Centennial Bank (“Centennial”), an Arkansas state-chartered bank which is a wholly-owned subsidiary of Home BancShares, Inc. (“Home”), an Arkansas corporation, as contemplated by the previously announced Purchase and Assumption Agreement by and between Park, Vision, Home and Centennial, dated as of November 16, 2011, as amended by the First Amendment to Purchase and Assumption Agreement, dated as of January 25, 2012 (the “Agreement”) for a purchase price of $27.9 million.

The assets purchased and liabilities assumed by Centennial as of February 16, 2012, included the following:

(in thousands)	February 16, 2012
Assets sold
Cash and due from banks	$20,711
Loans	355,750
Allowance for loan losses	(13,100)
Net loans	342,650
Fixed assets	12,496
Other assets	4,612
Total assets sold	$380,469
Liabilities sold
Deposits	$522,856
Other liabilities	2,049
Total liabilities sold	$524,905

Subsequent to the transactions contemplated by the Agreement, Vision was left with approximately $22 million of performing loans (including mortgage loans held for sale) and non-performing loans with a fair value of $88 million. Park recorded a pre-tax gain, net of expenses directly related to the sale, of $22.2 million, resulting from the transactions contemplated by the Agreement. The pre-tax gain, net of expense is provided in the table below:

(in thousands)
Premium paid	$27,913
One-time gains	298
Loss on sale of fixed assets	(2,434)
Employment and severance agreements	(1,610)
Other one-time charges, including estimates	(2,000)
Pre-tax gain	$22,167

Promptly following the closing of the transactions contemplated by the Agreement, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation (the “Florida Corporation”). The Florida Corporation merged with and into a wholly-owned, non-bank subsidiary of Park, SE Property Holdings, LLC (“SE LLC”), with SE LLC being the surviving entity.

The balance sheet of SE LLC as of March 31, 2012 was as follows:

(in thousands)	March 31, 2012
Assets
Cash	$16,049
Performing loans	16,123
Nonperforming loans	82,326
OREO	28,578
Other assets	18,417
Total assets	$161,493

Liabilities and equity
Intercompany borrowings	$140,000
Other liabilities	4,623
Equity	16,870
Total liabilities and equity	$161,493

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first three months of 2012.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2011	$72,334	$2,509	$74,843
Amortization	-	1,754	1,754
March 31, 2012	$72,334	$755	$73,089

The core deposit intangibles are being amortized to expense principally on the straight-line method, over a period of six years. The amortization period for the core deposit intangibles related to Vision was accelerated due to the February 16, 2012 acquisition of Vision branches by Centennial Bank. Management expects that the core deposit intangibles amortization expense will be approximately $139,000 for each of the remaining quarters of 2012.

Core deposit intangibles amortization expense is projected to be as follows for the remainder of 2012 and for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2012	$418
2013	337
2014	-
Total	$755

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012			December 31, 2011
	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
(In thousands)
Commercial, financial and agricultural *	$752,392	$3,439	$755,831	$743,797	$3,121	$746,918

Commercial real estate *	1,088,348	3,795	1,092,143	1,108,574	4,235	1,112,809
Construction real estate:
Vision/SE LLC commercial land and development *	26,081	39	26,120	31,603	31	31,634
Remaining commercial	148,922	425	149,347	156,053	394	156,447
Mortgage	19,628	65	19,693	20,039	64	20,103
Installment	9,184	44	9,228	9,851	61	9,912
Residential real estate
Commercial	392,552	1,120	393,672	395,824	1,105	396,929
Mortgage	1,004,957	1,540	1,006,497	953,758	1,522	955,280
HELOC	221,780	884	222,664	227,682	942	228,624
Installment	48,410	217	48,627	51,354	236	51,590
Consumer	610,180	2,580	612,760	616,505	2,930	619,435
Leases	1,949	52	2,001	2,059	43	2,102
Total loans	$4,324,383	$14,200	$4,338,583	$4,317,099	$14,684	$4,331,783

* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision/SE LLC commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual, accruing restructured, and loans past due 90 days or more and still accruing by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$36,164	$4,100	$12	$40,276
Commercial real estate	36,754	6,551	-	43,305
Construction real estate:
SE LLC commercial land and development	20,518	-	-	20,518
Remaining commercial	14,724	17,949	-	32,673
Mortgage	66	-	-	66
Installment	182	-	16	198
Residential real estate:
Commercial	43,211	541	-	43,752
Mortgage	26,374	5,421	1,523	33,318
HELOC	2,043	-	-	2,043
Installment	1,147	22	221	1,390
Consumer	2,044	-	567	2,611
Leases	-	-	-	-
Total loans	$183,227	$34,584	$2,339	$220,150

	December 31, 2011
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$37,797	$2,848	$-	$40,645
Commercial real estate	43,704	8,274	-	51,978
Construction real estate:
Vision commercial land and development	25,761	-	-	25,761
Remaining commercial	14,021	11,891	-	25,912
Mortgage	66	-	-	66
Installment	30	-	-	30
Residential real estate:
Commercial	43,461	815	-	44,276
Mortgage	25,201	4,757	2,610	32,568
HELOC	1,412	-	-	1,412
Installment	1,777	98	58	1,933
Consumer	1,876	-	893	2,769
Leases	-	-	-	-
Total loans	$195,106	$28,683	$3,561	$227,350

The following table provides additional information regarding those nonaccrual and accruing restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
(In thousands)	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$40,264	$40,241	$23	$40,645	$40,621	$24
Commercial real estate	43,305	43,305	-	51,978	51,978	-
Construction real estate:
Vision/SE LLC commercial land and development	20,518	19,433	1,085	25,761	24,328	1,433
Remaining commercial	32,673	32,673	-	25,912	25,912	-
Mortgage	66	-	66	66	-	66
Installment	182	-	182	30	-	30
Residential real estate:
Commercial	43,752	43,752	-	44,276	44,276	-
Mortgage	31,795	-	31,795	29,958	-	29,958
HELOC	2,043	-	2,043	1,412	-	1,412
Installment	1,169	-	1,169	1,875	-	1,875
Consumer	2,044	20	2,024	1,876	20	1,856
Leases	-	-	-	-	-	-
Total loans	$217,811	$179,424	$38,387	$223,789	$187,135	$36,654

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011.

	March 31, 2012			December 31, 2011
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$33,769	$26,956	$-	$23,164	$18,098	$-
Commercial real estate	55,974	35,236	-	58,242	41,506	-
Construction real estate:
Vision /SE LLC commercial land and development	68,297	19,433	-	54,032	17,786	-
Remaining commercial	28,851	24,604	-	33,319	18,372	-
Residential real estate:
Commercial	52,550	39,483	-	49,341	38,686	-
Consumer	20	20	-	20	20	-

With an allowance recorded
Commercial, financial and agricultural	14,597	13,285	4,704	23,719	22,523	5,819
Commercial real estate	9,831	8,069	1,506	12,183	10,472	4,431
Construction real estate:
Vision/SE LLC commercial land and development	-	-	-	20,775	6,542	1,540
Remaining commercial	20,927	8,069	2,096	9,711	7,540	1,874
Residential real estate:
Commercial	5,642	4,269	1,199	6,402	5,590	2,271
Consumer	-	-	-	-	-	-

Total	$290,458	$179,424	$9,505	$290,908	$187,135	$15,935

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2012 and December 31, 2011, there were $91.0 million and $83.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $17.3 million and $20.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2012 and December 31, 2011, of $9.5 million and $15.9 million, respectively, related to loans with a recorded investment of $33.7 million and $52.7 million.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three months ended March 31, 2012 and March 31, 2011:

	Three months ended March 31, 2012			Three months ended March 31, 2011
(in thousands)	Recorded investment as of March 31, 2012	Average recorded investment	Interest income recognized	Recorded investment as of March 31, 2011	Average recorded investment	Interest income recognized

Commercial, financial and agricultural	$40,241	$40,135	$105	$19,391	$19,515	$65
Commercial real estate	43,305	48,214	207	53,259	55,076	70
Construction real estate:
Vision/SE LLC commercial land and development	19,433	21,974	-	82,060	84,272	-
Remaining commercial	32,673	27,314	251	26,126	26,789	78
Residential real estate:
Commercial	43,752	43,276	40	58,123	59,465	139
Consumer	20	20	-	-	22	-

Total	$179,424	$180,933	$603	$238,959	$245,139	$352

The following tables present the aging of the recorded investment in past due loans as of March 31, 2012 and December 31, 2011 by class of loans.

	March 31, 2012
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment

Commercial, financial and agricultural	$3,935	$28,225	$32,160	$723,671	$755,831
Commercial real estate	1,062	23,067	24,129	1,068,014	1,092,143
Construction real estate:
SE LLC commercial land and development	337	16,587	16,924	9,196	26,120
Remaining commercial	-	7,702	7,702	141,645	149,347
Mortgage	173	-	173	19,520	19,693
Installment	61	75	136	9,092	9,228
Residential real estate:
Commercial	502	13,261	13,763	379,909	393,672
Mortgage	13,174	18,840	32,014	974,483	1,006,497
HELOC	331	297	628	222,036	222,664
Installment	611	510	1,121	47,506	48,627
Consumer	7,302	1,807	9,109	603,651	612,760
Leases	-	-	-	2,001	2,001
Total loans	$27,488	$110,371	$137,859	$4,200,724	$4,338,583

 * Includes $2.4 million of loans past due 90 days or more and accruing.

	December 31, 2011
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment

Commercial, financial and agricultural	$3,106	$11,308	$14,414	$732,504	$746,918
Commercial real estate	2,632	21,798	24,430	1,088,379	1,112,809
Construction real estate:
Vision commercial land and development	-	19,235	19,235	12,399	31,634
Remaining commercial	99	7,839	7,938	148,509	156,447
Mortgage	76	-	76	20,027	20,103
Installment	421	8	429	9,483	9,912
Residential real estate:
Commercial	1,545	10,097	11,642	385,287	396,929
Mortgage	15,879	20,614	36,493	918,787	955,280
HELOC	1,015	436	1,451	227,173	228,624
Installment	1,549	1,136	2,685	48,905	51,590
Consumer	11,195	2,192	13,387	606,048	619,435
Leases	-	-	-	2,102	2,102
Total loans	$37,517	$94,663	$132,180	$4,199,603	$4,331,783

* Includes $3.6 million of loans past due 90 days or more and accruing.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Any commercial loan graded an 8 (loss) is completely charged-off.

The tables below present the recorded investment by loan grade at March 31, 2012 and December 31, 2011 for all commercial loans:

	March 31, 2012
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$10,458	$5,217	$40,264	$699,892	$755,831

Commercial real estate	30,257	10,798	43,305	1,007,783	1,092,143

Construction real estate:
SE LLC commercial land and development	2,801	-	20,518	2,801	26,120
Remaining commercial	6,748	232	32,673	109,694	149,347

Residential real estate:
Commercial	16,793	1,469	43,752	331,658	393,672

Leases	-	-	-	2,001	2,001

Total Commercial Loans	$67,057	$17,716	$180,512	$2,153,829	$2,419,114

	December 31, 2011
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$11,785	$7,628	$40,645	$686,860	$746,918

Commercial real estate	37,445	10,460	51,978	1,012,926	1,112,809

Construction real estate:
Vision commercial land and development	3,102	-	25,761	2,771	31,634
Remaining commercial	6,982	8,311	25,912	115,242	156,447

Residential real estate:
Commercial	17,120	3,785	44,276	331,748	396,929
Leases	-	-	-	2,102	2,102

Total Commercial Loans	$76,434	$30,184	$188,572	$2,151,649	$2,446,839

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended March 31, 2012 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At March 31, 2012 and December 31, 2011, there were $98.6 million and $100.4 million, respectively, of TDRs included in nonaccrual loan totals. As of March 31, 2012 and December 31, 2011, there were $34.6 million and $28.7 million, respectively, of TDRs included in accruing loan totals. At March 31, 2012 and December 31, 2011, $52.8 million and $79.9 million of the nonaccrual TDRs were current. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future. At March 31, 2012 and December 31, 2011, Park had commitments to lend $5.1 million and $4.0 million, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at March 31, 2012 and December 31, 2011 was $4.4 million and $9.1 million, respectively. Modifications made in 2011 and 2012 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $252,000 were recorded during the period ending March 31, 2012 as a result of TDRs identified in the 2012 year.

The terms of certain other loans were modified during the three month period ended March 31, 2012 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2012 of $3.6 million. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2012 of $6.3 million. Many of these loans were modified as a lower cost option than a full refinancing to borrowers who were not experiencing financial difficulties.

The following table details the number of contracts modified as TDRs during the three month period ended March 31, 2012 as well as the period end recorded investment of these contracts. The recorded investment pre- and post-modification is generally the same.

	Three months ended March 31, 2012
	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
(In thousands)
Commercial, financial and agricultural	5	$1,289	$750	$2,039
Commercial real estate	16	2,212	2,967	5,179
Construction real estate:
SE LLC commercial land and development	4	-	894	894
Remaining commercial	9	8,641	1,565	10,206
Mortgage	-	-	-	-
Installment	-	-	-	-
Residential real estate:
Commercial	3	-	318	318
Mortgage	9	111	1,170	1,281
HELOC	-	-	-	-
Installment	-	-	-	-
Consumer	1	-	91	91
Leases	-	-		-
Total loans	47	$12,253	$7,755	$20,008

As of December 31, 2011, $6.2 million of those loans modified during the three month period ended March 31, 2012 were on nonaccrual status.

The following table presents the recorded investment in financing receivables which were modified as troubled debt restructurings within the previous 12 months and for which there was a payment default during the three month period ended March 31, 2012. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three months ended March 31, 2012
	Number of Contracts	Recorded Investment
(In thousands)
Commercial, financial and agricultural	15	$8,469
Commercial real estate	8	3,201
Construction real estate:
SE LLC commercial land and development	3	659
Remaining commercial	8	4,155
Mortgage	-	-
Installment	-	-
Residential real estate:
Commercial	6	3,948
Mortgage	5	684
HELOC	1	48
Installment	-	-
Consumer	-	-
Leases	-	-
Total loans	46	$21,164

Of the $21.2 million in modified trouble debt restructurings which defaulted during the period ended March 31, 2012, $205,000 were accruing loans and $20.0 million were nonaccrual loans.

Note 6 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report.

The activity in the allowance for loan losses for the three months ended March 31, 2012 and March 31, 2011 is summarized below.

	Three months ended March 31, 2012
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Centennial loan put	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$-	$-	$68,444
Charge-offs	4,538	4,934	4,320	3,922	1,253	-	-	18,967
Recoveries	468	92	67	609	707	-	-	1,943
Net Charge-offs	4,070	4,842	4,253	3,313	546	-	-	17,024
Provision	5,448	1,309	(433)	1,489	525	-	-	8,338
Ending balance	$18,328	$12,006	$9,747	$13,868	$5,809	$-	-	$59,758
Provision for Centennial loan put	-	-	-	-	-	-	662	662
Allowance for Credit Losses	$18,328	$12,006	$9,747	$13,868	$5,809	$-	$662	$60,420

	Three months ended March 31, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	1,841	1,785	3,420	2,487	1,973	-	11,506
Recoveries	569	802	96	501	390	3	2,361
Net Charge-offs	1,272	983	3,324	1,986	1,583	(3)	9,145
Provision	1,508	1,834	4,697	4,142	1,923	(4)	14,100
Ending balance	$11,791	$25,220	$71,835	$32,415	$7,265	$4	$148,530

The composition of the allowance for loan losses at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,704	$1,506	$2,096	$1,199	$-	$-	$9,505
Collectively evaluated for impairment	13,624	10,500	7,651	12,669	5,809	-	50,253
Total ending allowance balance	$18,328	$12,006	$9,747	$13,868	$5,809	$-	$59,758

Loan balance:
Loans individually evaluated for impairment	$40,210	$43,265	$52,046	$43,752	$20	$-	$179,293
Loans collectively evaluated for impairment	712,182	1,045,083	151,769	1,623,947	610,160	1,949	4,145,090
Total ending loan balance	$752,392	$1,088,348	$203,815	$1,667,699	$610,180	$1,949	$4,324,383

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	11.70%	3.48%	4.03%	2.74%	-%	-%	5.30%
Loans collectively evaluated for impairment	1.91%	1.00%	5.04%	0.78%	0.95%	-%	1.21%
Total ending loan balance	2.44%	1.10%	4.78%	0.83%	0.95%	-%	1.38%

Recorded investment:
Loans individually evaluated for impairment	$40,241	$43,305	$52,106	$43,752	$20	$-	$179,424
Loans collectively evaluated for impairment	715,590	1,048,838	152,282	1,627,708	612,740	2,001	4,159,159
Total ending loan balance	$755,831	$1,092,143	$204,388	$1,671,460	$612,760	$2,001	$4,338,583

	December 31, 2011
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total

Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,819	$4,431	$3,414	$2,271	$-	$-	$15,935
Collectively evaluated for impairment	11,131	11,108	11,019	13,421	5,830	-	52,509
Total ending allowance balance	$16,950	$15,539	$14,433	$15,692	$5,830	$-	$68,444

Loan balance:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$-	$187,135
Loans collectively evaluated for impairment	703,176	1,056,596	167,306	1,584,342	616,485	2,059	4,129,964
Total ending loan balance	$743,797	$1,108,574	$217,546	$1,628,618	$616,505	$2,059	$4,317,099

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.33%	8.52%	6.80%	5.13%	-%	-%	8.52%
Loans collectively evaluated for impairment	1.58%	1.05%	6.59%	0.85%	0.95%	-%	1.27%
Total ending loan balance	2.28%	1.40%	6.63%	0.96%	0.95%	-%	1.59%

Recorded investment:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$-	$187,135
Loans collectively evaluated for impairment	706,297	1,060,831	167,856	1,588,147	619,415	2,102	4,144,648
Total ending loan balance	$746,918	$1,112,809	$218,096	$1,632,423	$619,435	$2,102	$4,331,783

Loans collectively evaluated for impairment above include all performing loans at March 31, 2012 and December 31, 2011, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2012 and December 31, 2011, which are evaluated for impairment in accordance with GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report).

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011.

(in thousands, except share and per share data)	Three months ended March 31,
	2012	2011
Numerator:
Income available to common shareholders	$29,998	$20,732
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,405,910	15,398,930
Effect of dilutive options and warrants	11,835	4,490
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,417,745	15,403,420
Earnings per common share:
Basic earnings per common share	$1.95	$1.35
Diluted earnings per common share	$1.95	$1.35

As of March 31, 2012 and 2011, options to purchase 66,625 and 75,895 common shares, respectively, were outstanding under Park’s 2005 Incentive Stock Opion Plan. A warrant to purchase 227,376 common shares was outstanding at both March 31, 2012 and 2011 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP.”) In addition, warrants to purchase an aggregate of 71,984 common shares were outstanding at March 31, 2011 as a result of the issuance of common shares and warrants to purchase common shares on December 10, 2010 (the “December 2010 Warrants”). The December 2010 Warrants expired in 2011, with no warrants being exercised.

The common shares represented by the options and the December 2010 Warrants totaling a weighted average of 73,683 and 149,591 were not included in the computation of diluted earnings per common share for the three months ended March 31, 2012 and 2011, respectively, because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was not included in the three month weighted average of 73,683 for 2012 or 149,591 for 2011, as the dilutive effect of this warrant was 11,835 and 4,490 common shares for the three month periods ended March 31, 2012 and March 31, 2011, respectively. The exercise price of the CPP warrant to purchase 227,376 common shares is $65.97.

Note 8 – Segment Information

The Corporation is a bank holding company headquartered in Newark, Ohio. Prior to February 16, 2012 the operating segments for the Corporation were its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (“VB” or “Vision”) (headquartered in Panama City, Florida). On February 16, 2012, Vision sold certain assets and liabilities to Centennial Bank (see Note 3). Promptly following the closing of the transaction, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation (the “Florida Corporation”). The Florida Corporation merged with and into a wholly-owned non-bank subsidiary of Park, SE Property Holdings, LLC (“SE LLC”), with SE LLC being the surviving entity. The closing of this transaction prompted Park to add SE LLC as a reportable segment. Additionally, due to the increased significance of the entity, Guardian Financial Services Company (“GFSC”) was added as a reportable segment during the first quarter of 2012.

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has three operating segments, as: (i) discrete financial information is available for each operating segment and (ii) the segments are aligned with internal reporting to Park’s Chairman and Chief Executive Officer, who is the chief operating decision maker.

	Operating Results for the three months ended March 31, 2012
(in thousands)	PNB	VB	GFSC	SE LLC	All Other	Total
Net interest income	$55,846	$-	$2,211	$2,610	$1,061	$61,728
Provision for loan losses	4,672	-	250	4,078	-	9,000
Other income and security gains	16,661	-	-	22,891	68	39,620
Other expense	38,056	-	721	7,503	1,528	47,808
Net income	21,561	-	806	9,059	49	31,475

Assets (as of March 31, 2012)	$6,587,773	$-	$47,380	$161,493	$(19,795)	$6,776,851

	Operating Results for the three months ended March 31, 2011
(in thousands)	PNB	VB	GFSC	SE LLC	All Other	Total
Net interest income	$60,236	$6,755	$2,025	$-	$297	$69,313
Provision for loan losses	4,975	8,600	525	-	-	14,100
Other income (loss) and security gains	22,897	(1,318)	-	-	86	21,665
Other expense	36,321	7,425	577	-	2,023	46,346
Net income (loss)	29,030	(6,846)	600	-	(588)	22,196

Assets (as of March 31, 2011)	$6,573,541	$786,856	$45,366	$20,000	$(102,658)	$7,323,105

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three month periods ended March 31, 2012 and 2011. The reconciling amounts for consolidated total assets for the periods ended March 31, 2012 and 2011 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Stock Option Plan

Park did not grant any stock options during the three month periods ended March 31, 2012 and 2011.

The following table summarizes stock option activity during the first three months of 2012.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	74,020	$74.96
Granted	-	-
Exercised	-	-
Forfeited/Expired	7,395	74.96
Outstanding at March 31 ,2012	66,625	$74.96

All of the stock options outstanding at March 31, 2012 were exercisable. The aggregate intrinsic value of the outstanding stock options at March 31, 2012 was $0. In addition, no stock options were exercised during the first three months of 2012 or 2011. The weighted average contractual remaining term was 0.69 years for the stock options outstanding at March 31, 2012.

All of the common shares delivered upon the exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At March 31, 2012, incentive stock options granted under the 2005 Plan covering 66,625 common shares were outstanding. At March 31, 2012, Park held 517,733 treasury shares that were available for issuance under the 2005 Plan.

Note 10 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2012 and December 31, 2011, respectively, Park had approximately $11.1 million and $11.5 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 5 and 6. The contractual balance was $10.9 million and $11.4 million at March 31, 2012 and December 31, 2011. The gain expected upon sale was $163,000 and $182,000 at March 31, 2012 and December 31, 2011. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2012 or December 31, 2011.

Note 11 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2012 and 2011, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2012, were as follows:

(in thousands)
Securities Available-for-Sale	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$599,125	$478	$2,128	$597,475
Obligations of states and political subdivisions	2,616	39	-	2,655
U.S. Government sponsored entities asset-backed securities	388,444	16,734	-	405,178
Other equity securities	1,188	1,014	29	2,173
Total	$991,373	$18,265	$2,157	$1,007,481

Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,427	$3	$-	$1,430
U.S. Government sponsored entities asset-backed securities	780,823	13,102	280	793,645
Total	$782,250	$13,105	$280	$795,075

Management does not believe any of the unrealized losses at March 31, 2012 or December 31, 2011 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at March 31, 2012, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government agencies	$347,872	$2,128	$-	$-	$347,872	$2,128
Other equity securities	-	-	74	29	74	29
Total	$347,872	$2,128	$74	$29	$347,946	$2,157

Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$62,420	$280	$-	$-	$62,420	$280

Investment securities at December 31, 2011, were as follows:

(in thousands)
Securities Available-for-Sale	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$370,043	$1,614	$-	$371,657
Obligations of states and political subdivisions	2,616	44	-	2,660
U.S. Government sponsored entities asset-backed securities	427,300	16,995	-	444,295
Other equity securities	1,188	877	32	2,033
Total	$801,147	$19,530	$32	$820,645

Securities Held-to-Maturity	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$1,992	$5	$-	$1,997
U.S. Government sponsored entities asset-backed securities	818,232	14,377	32	832,577
Total	$820,224	$14,382	$32	$834,574

Securities with unrealized losses at December 31, 2011, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Other equity securities	$-	$-	$80	$32	$80	$32

Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$-	$-	$38,775	$32	$38,775	$32

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2012, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$249,125	$249,604
Due one through five years	275,000	273,532
Due five through ten years	75,000	74,339
Total	$599,125	$597,475

Obligations of states and political subdivisions:
Due within one year	$2,121	$2,130
Due one through five years	495	525
	$2,616	$2,655

U.S. Government sponsored entities asset-backed securities:
Total	$388,444	$405,178

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$1,427	$1,430
Total	$1,427	$1,430

U.S. Government sponsored entities asset-backed securities:
Total	$780,823	$793,645

The $599.1 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. These callable securities have a final maturity in 9 to 15 years, but are shown in the table at their expected call date.

Note 12 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	March 31,	December 31,
(in thousands)	2012	2011
Federal Home Loan Bank stock	$60,728	$60,728
Federal Reserve Bank stock	6,876	6,876
Total	$67,604	$67,604

Note 13 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $15.9 million and $14.0 million for the three month periods ended March 31, 2012 and 2011, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three months ended March 31,
	2012	2011
Service cost	$1,068	$1,139
Interest cost	1,012	992
Expected return on plan assets	(2,186)	(1,886)
Amortization of prior service cost	5	5
Recognized net actuarial loss	427	353
Benefit expense	$326	$603

As a result of the February 16, 2012 acquisition of certain Vision assets and liabilities by Centennial Bank it was necessary to re-measure the plan assets and liabilities resulting in a reduction to the unrecognized net loss account, within Accumulated Other Comprehensive (loss), of $412,000 (net of tax of $222,000).

Note 14 – Derivative Instruments

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

During the first quarter of 2008, the Company executed an interest rate swap to hedge a $25 million floating-rate subordinated note that was issued by Park during the fourth quarter of 2007. The Company’s objective in using this derivative is to add stability to interest expense and to manage its exposure to interest rate risk. Our interest rate swap involves the receipt of variable-rate amounts in exchange for fixed-rate payments over the life of the agreement without exchange of the underlying principal amount, and has been designated as a cash flow hedge.

At March 31, 2012, the interest rate swap’s fair value of $(700,000) was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the three months ended March 31, 2012. At March 31, 2012, the variable rate on the $25 million subordinated note was 2.47% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the three months ended March 31, 2012, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $113,000 (net of taxes of $60,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of March 31, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of March 31, 2012, Park had mortgage loan interest rate lock commitments outstanding of approximately $16.0 million. Park has specific forward contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under GAAP. At March 31, 2012, the fair value of the derivative instruments was approximately $169,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during the 2009 year, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2012, the fair value of the swap liability of $135,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses.

Note 15 – Loan Servicing

Park serviced sold mortgage loans of $1.30 billion at March 31, 2012, compared to $1.35 billion at December 31, 2011 and $1.44 billion at March 31, 2011. At March 31, 2012, $22.6 million of the sold mortgage loans were sold with recourse compared to $34.1 million at March 31, 2011. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2012, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

(in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,301	$10,488
Additions	562	330
Amortization	(888)	(521)
Changes in valuation inputs & assumptions	-	68

Carrying amount, net, end of period	$8,975	$10,365

Valuation allowance:
Beginning of period	$1,021	$748
Changes due to fair value adjustments	-	(68)
End of period	$1,021	$680

Servicing fees included in other service income were $1.2 million for the three months ended March 31, 2012. For the three months ended March 31, 2011, servicing fees included in other service income were $1.4 million.

Note 16 – Fair Value

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals or internal estimates of collateral values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2012 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2012
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$597,475	$-	$597,475
Obligations of states and political subdivisions	-	2,655	-	2,655
U.S. Government sponsored entities’ asset-backed securities	-	405,178	-	405,178
Equity securities	1,417	-	756	2,173
Mortgage loans held for sale	-	11,110	-	11,110
Mortgage IRLCs	-	169	-	169

Liabilities
Interest rate swap	$-	$673	$-	$673
Fair value swap	-	-	135	135

Fair Value Measurements at December 31, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$-	$371,657	$-	$371,657
Obligations of states and political subdivisions	-	2,660	-	2,660
U.S. Government sponsored entities’ asset-backed securities	-	444,295	-	444,295
Equity securities	1,270	-	763	2,033
Mortgage loans held for sale	-	11,535	-	11,535
Mortgage IRLCs	-	251	-	251

Liabilities
Interest rate swap	$-	$846	$-	$846
Fair value swap	-	-	700	700

There were no transfers between Level 1 and Level 2 during 2012 or 2011. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs.

The following methods and assumptions were used by the Company in determining fair value of the financial assets and liabilities discussed above:

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements

Three months ended March 31, 2012 and 2011

(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2012	$-	$763	$(700)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	-	(7)	-
Purchases, sales, issuances and settlements, other	-	-	-
Periodic settlement of fair value swap	-	-	(565)
Balance March 31, 2012	$-	$756	$(135)

Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	-	-	-
Included in earnings – unrealized	-	-	-
Included in other comprehensive income	(128)	(5)	-
Purchases, sales, issuances and settlements, other	-	-	-
Re-evaluation of fair value swap	-	-	-
Balance March 31, 2011	$2,470	$740	$(60)

Assets and liabilities measured at fair value on a nonrecurring basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using, (1) an appraisal, (2) net book value per the borrower’s financial statements, or (3) aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated valuations are obtained annually for all impaired loans in accordance with Company policy.

Other Real Estate Owned (OREO): Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are two types of appraisals, real estate appraisals and lot development loan appraisals, received by the Company. These are discussed below:

•	Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management generally applies a 15% discount to real estate appraised values which management expects will cover all disposition costs (including selling costs). This 15% discount is based on historical discounts to appraised values on sold OREO properties.
•	Lot development loan appraisals are typically performed using a discounted cash flow analysis. Appraisers determine an anticipated absorption period and a discount rate that takes into account an investor’s required rate of return based on recent comparable sales. Management generally applies a 6% discount to lot development appraised values, which is an additional discount above the net present value calculation included in the appraisal, to account for selling costs.

MSRs: MSRs are carried at the lower of cost or fair value. MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. As such, management, with the assistance of a third-party specialist, determines fair value based on the discounted value of the future cash flows estimated to be received. Significant inputs include the discount rate and assumed prepayment speeds utilized. The calculated fair value is then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified as Level 2.

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at March 31, 2012 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2012
Impaired loans:
Commercial, financial and agricultural	$-	$-	$18,476	$18,476
Commercial real estate	-	-	25,445	25,445
Construction real estate:
SE LLC commercial land and development	-	-	18,468	18,468
Remaining commercial	-	-	8,665	8,665
Residential real estate	-	-	12,270	12,270
Total impaired loans	$-	$-	$83,324	$83,324
Mortgage servicing rights	-	7,138		7,138
Other real estate owned	-	-	41,965	41,965

Fair Value Measurements at December 31, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Impaired loans:
Commercial, financial and agricultural	$-	$-	$19,931	$19,931
Commercial real estate	-	-	24,859	24,859
Construction real estate:
Vision commercial land and development	-	-	21,228	21,228
Remaining commercial	-	-	8,860	8,860
Residential real estate	-	-	12,935	12,935
Total impaired loans	$-	$-	$87,813	$87,813
Mortgage servicing rights	-	5,815	-	5,815
Other real estate owned	-	-	42,272	42,272

Impaired loans had a book value of $179.3 million at March 31, 2012, after partial charge-offs of $108.3 million. In addition, these loans had a specific valuation allowance of $9.5 million. Of the $179.3 million impaired loan portfolio, loans with a book value of $92.8 million were carried at their fair value of $83.3 million, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $86.5 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2011, impaired loans had a book value of $187.1 million. Of these, $87.8 million were carried at fair value, as a result of partial charge-offs of $103.8 million and a specific valuation allowance of $15.9 million. The remaining $83.4 million of impaired loans at December 31, 2011 were carried at cost.

MSRs, which are carried at the lower of cost or fair value, were recorded at $9.0 million at March 31, 2012. Of the $9.0 million MSR carrying balance at March 31, 2012, $7.1 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $1.9 million was recorded at cost, as the fair value exceeded cost at March 31, 2012. At December 31, 2011, MSRs were recorded at $9.3 million, including a valuation allowance of $1.0 million.

At March 31, 2012 and December 31, 2011, the estimated fair value of OREO, less estimated selling costs, amounted to $42.0 million and $42.3 million, respectively. The financial impact of OREO devaluation adjustments for the three month period ended March 31, 2012 was $1.4 million.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the consolidated condensed balance sheets for cash and short-term instruments approximate those assets’ fair values.

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

The fair value of financial instruments at March 31, 2012 and December 31, 2011, was as follows:

(in thousands)	March 31, 2012
		Fair Value Measurements

Financial assets:	Carrying value	Level 1	Level 2	Level 3		Total fair value
Cash and money market instruments	$161,130	$161,130	$-		$-	$161,130
Investment securities	1,789,731	1,417	1,800,383		756	1,802,556
Accrued interest receivable - securities	7,027	-	7,027		-	7,027
Accrued interest receivable - loans	14,200	-	1		14,199	14,200
Mortgage loans held for sale	11,110	-	11,110		-	11,110
Impaired loans carried at fair value	83,324	-	-		83,324	83,324
Other loans	4,170,191	-	-		4,188,265	4,188,265
Loans receivable, net	$4,264,625	$-	$11,110		$4,271,589	$4,282,699

Financial liabilities:
Noninterest bearing checking accounts	$1,055,745	$1,055,745	$-	$		$1,055,745
Interest bearing transactions accounts	1,215,562	1,215,562	-		-	1,215,562
Savings accounts	1,001,789	1,001,789			-	1,001,789
Time deposits	1,541,374	-	1,547,748		-	1,547,748
Other	2,918	2,918	-		-	2,918
Total deposits	$4,817,388	$3,276,014	$1,547,748		$-	$4,823,762

Short-term borrowings	$236,687	$-	$236,687		$-	$236,687
Long-term debt	821,801	-	907,995		-	907,995
Subordinated debentures/notes	75,250	-	68,475		-	68,475
Accrued interest payable – deposits	2,824	36	2,788		-	2,824
Accrued interest payable – debt/borrowings	2,210	-	2,210		-	2,210

Derivative financial instruments:
Interest rate swap	$673	$-	$673		$-	$673
Fair value swap	135	-	-		135	135

(in thousands)	December 31, 2011
	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$157,486	$157,486
Investment securities	1,640,869	1,655,219
Accrued interest receivable	19,697	19,697
Mortgage loans held for sale	11,535	11,535
Impaired loans carried at fair value	87,813	87,813
Other loans	4,149,307	4,167,224
Loans receivable, net	$4,248,655	$4,266,572
Assets held for sale	$382,462	$382,462

Financial liabilities:
Noninterest bearing checking accounts	$995,733	$995,733
Interest bearing transactions accounts	1,037,385	1,037,385
Savings accounts	931,526	931,526
Time deposits	1,499,105	1,506,075
Other	1,365	1,365
Total deposits	$4,465,114	$4,472,084

Short-term borrowings	$263,594	$263,594
Long-term debt	823,182	915,274
Subordinated debentures/notes	75,250	68,601
Accrued interest payable	4,916	4,916
Liabilities held for sale	536,186	536,991

Derivative financial instruments:
Interest rate swap	$846	$846
Fair value swap	700	700

Note 17 – Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of cumulative perpetual preferred shares, with a liquidation preference of $1,000 per share (the “Senior Preferred Shares”). The Senior Preferred Shares constituted Tier 1 capital and ranked senior to Park’s common shares. The Senior Preferred Shares were to pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and reset to a rate of 9% per annum thereafter. For the three month period ended March 31, 2012, Park recognized a charge to retained earnings of $1.5 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares (the “Warrant”), which was equal to 15% of the aggregate amount of the Senior Preferred Shares purchased by the U.S. Treasury, having an exercise price of $65.97. The initial exercise price for the Warrant and the market price for determining the number of common shares subject to the Warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the CPP was approved by the U.S. Department of the Treasury (calculated on a 20-day trailing average). The Warrant has a term of 10 years.

As a participant in the CPP, the Company was required to adopt certain standards for compensation and corporate governance, established under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended and replaced the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) in their entirety, and the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30 (collectively, the “Troubled Asset Relief Program (TARP) Compensation Standards”). In addition, Park’s ability to declare or pay dividends on or repurchase its common shares was partially restricted until December 23, 2011 as a result of its participation in the CPP. Please refer to Note 20 – Subsequent Events, which discusses the Company’s repurchase of the Senior Preferred Shares and of the Warrant.

Note 18 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effect are shown in the following table for the three month periods ended March 31, 2012 and 2011:

Three months ended March 31, (in thousands)	Before-tax amount	Tax effect	Net-of-tax amount

2012:
Change in pension plan assets and benefit obligations	$634	$222	$412
Unrealized losses on available-for-sale securities	(3,390)	(1,188)	(2,202)
Unrealized net holding gain on cash flow hedge	173	60	113
Other comprehensive loss	$(2,583)	$(906)	$(1,677)

2011:
Unrealized (losses) on available-for-sale securities	$(3,166)	$(1,108)	$(2,058)
Reclassification adjustment for gains realized in net income	(6,635)	(2,322)	(4,313)
Unrealized net holding gain on cash flow hedge	204	71	133
Other comprehensive loss	$(9,597)	$(3,359)	$(6,238)

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Before-tax amount	Tax effect	Net-of-tax amount

March 31, 2012:
Changes in pension plan assets and benefit obligations	$(31,603)	$(11,061)	$(20,542)
Unrealized gains on available-for-sale securities	16,108	5,637	10,471
Unrealized net holding loss on cash flow hedge	(673)	(236)	(437)
Total accumulated other comprehensive loss	$(16,168)	$(5,660)	$(10,508)

December 31, 2011:
Changes in pension plan assets and benefit obligations	$(32,237)	$(11,283)	$(20,954)
Unrealized gains on available-for-sale securities	19,498	6,825	12,673
Unrealized net holding loss on cash flow hedge	(846)	(296)	(550)
Total accumulated other comprehensive loss	$(13,585)	$(4,754)	$(8,831)

March 31, 2011:
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	13,462	4,712	8,750
Unrealized net holding loss on cash flow hedge	(1,430)	(501)	(929)
Total accumulated other comprehensive loss	$(12,471)	$(4,365)	$(8,106)

Note 19 — Sale of Common Shares and Issuance of Common Stock Warrants

There were no sales of common shares or issuance of common stock warrants during the three months ended March 31, 2012 or March 31, 2011. Outstanding as of March 31, 2011 were 35,992 Series A Common Share Warrants and 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010. The Series A and Series B Common Share Warrants had an exercise price of $76.41. The Series A Common Share Warrants were not exercised and expired on June 10, 2011. The Series B Common Share Warrants were not exercised and expired on December 20, 2011.

Note 20 - Subsequent Events

In connection with the application submitted by Park to the U.S. Treasury for approval to repurchase from the U.S. Treasury the 100,000 Series A Preferred Shares, Park provided a proposed capital plan which included the issuance of an aggregate principal amount of $30 million of subordinated notes, which are intended to qualify as “Tier 2 Capital” under applicable rules and regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

On April 20, 2012, Park entered into a Note Purchase Agreement, dated April 20, 2012 (the “Purchase Agreement”), with 56 purchasers (each, a “Purchaser” and collectively, the “Purchasers”). Each Purchaser represented that such Purchaser qualified as an “accredited investor” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the Purchase Agreement, the Purchasers purchased from Park an aggregate principal amount of $30,000,000 of 7% Subordinated Notes due April 20, 2022 (individually, a “Note” and collectively, the “Notes”). The Notes are intended to qualify as Tier 2 Capital under applicable rules and regulations of the Federal Reserve Board. Each Note was purchased at a purchase price of 100% of the principal amount thereof.

On April 19, 2012, Park received the approval from the U.S. Treasury to repurchase the 100,000 Series A Preferred Shares, which were issued by Park to the U.S. Treasury on December 23, 2008 as part of the CPP. On April 25, 2012, Park entered into a Letter Agreement with the U.S. Treasury pursuant to which Park repurchased the 100,000 Series A Preferred Shares for a purchase price of $100 million plus a pro rata accrued and unpaid dividend. Total consideration of $100,972,222 included accrued and unpaid dividends of $972,222. In addition to the accrued and unpaid dividends of $972,222, the charge to retained earnings, resulting from the repurchase of the Series A Preferred Shares, was $1.6 million on April 25, 2012.

On May 2, 2012, Park entered into a Letter Agreement pursuant to which Park repurchased from the U.S. Treasury the Warrant to purchase 227,376 Park common shares (the “Warrant Repurchase Letter Agreement”) for consideration of $2,842,400, or $12.50 per Park common share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Park's loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park's ability to sell OREO properties at prices as favorable as anticipated; Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically the real estate market and the credit market, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial service organizations increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act’s provisions; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report to Shareholders (“2011 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. (Refer to the “Provision for Loan Losses” section within this MD&A for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At March 31, 2012, OREO totaled $42.0 million, representing a 0.7% decrease compared to $42.3 million at December 31, 2011. The $300,000 net decrease in OREO during the first three months of 2012 was a result of $5.0 million in new OREO offset by sales of $3.9 million and devaluations of $1.4 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. At March 31, 2012, the fair value of assets based on Level 3 inputs for Park was approximately $126.0 million. This was 11.0% of the total amount of assets measured at fair value as of the end of the first quarter. The fair value of impaired loans was approximately $83.3 million (or 66.1%) of the total amount of Level 3 inputs. Additionally, there were $86.5 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2011 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. At March 31, 2012, on a consolidated basis, Park had core deposit intangibles of $755,000 subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. Please see Note 4 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations

For the Three Months Ended March 31, 2012 and 2011

Summary Discussion of Results

Net income for the three months ended March 31, 2012 was $31.5 million compared to $22.2 million for the first quarter of 2011, an increase of $9.3 million or 41.9%. Net income available to common shareholders (which is net of preferred stock dividends and accretion) was $30.0 million for the first quarter of 2012 compared to $20.7 million for the three months ended March 31, 2011, an increase of $9.3 million or 44.9%. Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, were $1.48 million for the first quarter of 2012 and $1.46 million for the same quarter in 2011. The results for the first quarter of 2012 and 2011 include the gain from the sale of the Vision Bank business of $22.2 million ($14.4 million after-tax) and the gains resulting from the sale of investment securities of $6.6 million ($4.3 million after-tax), respectively.

Diluted earnings per common share were $1.95 for the first quarter of 2012 compared to $1.35 for the first quarter of 2011, an increase of $0.60 per share or 44.4%. Weighted average diluted common shares outstanding were 15,417,745 for the three months ended March 31, 2012 compared to 15,403,420 diluted common shares for the first quarter of 2011, an increase of 14,325 diluted common shares or 0.09%.

Included in the results discussed above for the first quarter of 2012 are the operating results for SE Property Holdings, LLC (“SE LLC”), a non-bank subsidiary of Park. The remaining assets and liabilities retained by Vision Bank (“Vision”) subsequent to the sale to Centennial Bank (refer to additional discussion in the “Sale of Vision Bank Business” section below) were subsequently transferred to SE LLC through the merger of Vision into SE LLC. SE LLC also holds other real estate owned (“OREO”) that had previously been transferred to SE LLC from Vision. Net income for SE LLC for the first quarter of 2012 was $9.1 million, which included the gain on the sale of the Vision business.

Sale of Vision Bank Business

On February 16, 2012, Park completed the purchase and assumption transaction between Park, Home BancShares, Inc. (“Home”) and their respective subsidiary banks. Home subsidiary Centennial Bank (“Centennial”) purchased certain assets and liabilities of Vision for a purchase price of $27.9 million. Centennial purchased performing loans with an unpaid principal balance of approximately $354 million, assumed ownership or operation of all 17 Vision office locations, and assumed deposit liabilities of approximately $520 million. Certain other miscellaneous assets and liabilities were also purchased by Centennial. The remaining assets and liabilities were retained by Vision.

As a result of the transaction, Park recorded a pre-tax gain of $22.2 million (after actual expenses directly related to the transaction). The transaction also decreased Park’s total assets during the first quarter of 2012. As of March 31, 2012, Park had total assets of $6.8 billion, compared to $7.0 billion at December 31, 2011 and $7.3 billion at March 31, 2011.

The following tables compare the components of net income for the three month period ended March 31, 2012 with the components of net income for the three month period ended March 31, 2011. This information is provided for Park, PNB, Guardian Financial Services Company (“Guardian”), and SE LLC.

Table - Park – Summary Income Statement
Three months ended March 31,
(In thousands)	2012	2011	% Change
Net interest income	$61,728	$69,313	-10.94%
Provision for loan losses	9,000	14,100	-36.17%
Other income	17,453	15,030	16.12%
Gain on sale of Vision business	22,167	-	N.M.
Security gains	-	6,635	N.M.
Operating expenses	47,808	46,346	3.15%
Income before taxes	$44,540	$30,532	45.88%
Income taxes	13,065	8,336	56.73%
Net income	$31,475	$22,196	41.80%

Table - PNB – Summary Income Statement
Three months ended March 31,
(In thousands)	2012	2011	% Change
Net interest income	$55,846	$60,236	-7.29%
Provision for loan losses	4,672	4,975	-6.09%
Other income	16,661	16,262	2.45%
Security gains	-	6,635	N.M.
Operating expenses	38,056	36,321	4.78%
Income before taxes	$29,779	$41,837	-28.82%
Income taxes	8,218	12,808	-35.84%
Net income	$21,561	$29,029	-25.73%

Table - Guardian – Summary Income Statement Three months ended March 31,
(In thousands)	2012	2011	% Change
Net interest income	$2,211	$2,025	9.19%
Provision for loan losses	250	525	-52.38%
Other income	-	-	-
Security gains	-	-	-
Operating expenses	721	577	24.96%
Income before taxes	$1,240	$923	34.34%
Income taxes	434	323	34.37%
Net income	$806	$600	34.33%

Table - SE LLC – Summary Income Statement Three months ended March 31,
(In thousands)	2012	2011	% Change
Net interest income	$2,610	-	N.M.
Provision for loan losses	4,078	-	N.M.
Other income	724	-	N.M.
Gain on sale of Vision business	22,167	-	N.M.
Security gains	-	-	N.M.
Operating expenses	7,503	-	N.M.
Income before taxes	$13,920	-	N.M.
Income taxes	4,861	-	N.M.
Net income	$9,059	-	N.M.

The following table compares the guidance for 2012 that management provided in Park’s 2011 Annual Report with the actual results for the three month period ended March 31, 2012. This guidance was included in Park’s 2011 Annual Report in the “Financial Review” section on pages 38 through 40.

(in thousands)	Projected results for 2012	25% of annual projection	Actual results for the first three months of 2012
Net interest income	$240,000 to $250,000	$60,000 - $62,500	$61,728
Provision for loan losses	$20,000 to $27,000	$5,000 - $6,750	$9,000
Total other income	$62,000 to $66,000	$15,500 - $16,500	$17,453
Total other expense	$170,000 to $175,000	$42,500- $43,750	$47,808

Park’s management believes that the guidance previously provided for total other income and total other expense continue to be good estimates for 2012. While each of total other income and total other expense were above 25% of the annual projection during the first quarter of 2012, management expects the performance over the remaining nine months of 2012 will bring these back in line with our original projections. The amounts above 25% of the annual projection during the first quarter of 2012 were largely related to (1) other income at Vision through February 16, 2012 and (2) other expense associated with the sale of the Vision business.

Net interest income for the first quarter of 2012 was within 25% of the annual projection for 2012; however, management’s most recent projection for the twelve months ending December 31, 2012 is for net interest income to be within the range of $235 million to $245 million. See more information in the section called “Guidance on Net Interest Income for 2012”.

The provision for loan losses for the first quarter of 2012 was $9.0 million. The loan loss provision for the first three months of 2012 was $2.3 million above 25% of the annual projection provided in the 2011 Annual Report. The provision for loan losses was $4.1 million at SE LLC, which was higher than management anticipated for the first quarter of 2012. During the first quarter of 2012, management reappraised approximately half of the collateral related to nonperforming loans held at SE LLC, which led to some charge-offs and a corresponding increase in the loan loss provision. See the section called “Provision for Loan Losses” for more information.

Net Interest Income Comparison for the First Quarter of 2012 and 2011

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $7.6 million or 11.0% to $61.7 million for the first quarter of 2012 compared to $69.3 million for the first quarter of 2011. The $7.6 million decrease is primarily due to the sale of Vision during the first quarter of 2012. Vision’s net interest income for the three months ended March 31, 2012 was $2.6 million, a $4.1 million decline from $6.7 million for the same period in 2011.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first quarter of 2012 with the same quarter in 2011.

	Three months ended March 31,
	2012		2011
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,485,074	5.52%	$4,743,075	5.63%
Taxable investments	1,639,775	3.33%	1,939,873	3.98%
Tax exempt investments	4,043	7.05%	12,240	7.63%
Money market instruments	168,880	0.25%	26,948	0.10%
Interest earning assets	$6,297,772	4.81%	$6,722,136	5.14%

Interest bearing deposits	$3,891,482	0.56%	$4,245,255	0.74%
Short-term borrowings	241,329	0.29%	391,366	0.28%
Long-term debt	897,699	3.38%	847,800	3.52%
Interest bearing liabilities	$5,030,510	1.05%	$5,484,421	1.14%
Excess interest earning assets	$1,267,262		$1,237,715
Net interest spread		3.76%		4.00%
Net interest margin		3.97%		4.21%

(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance.

Average interest earning assets for the first quarter of 2012 decreased by $424 million or 6.3% to $6,298 million compared to $6,722 million for the first quarter of 2011. The average yield on interest earning assets decreased by 33 basis points to 4.81% for the first quarter of 2012 compared to 5.14% for the first quarter of 2011.

Average interest bearing liabilities for the first quarter of 2012 decreased by $453 million or 8.3% to $5,031 million compared to $5,484 million for the first quarter of 2011. The average cost of interest bearing liabilities decreased by 9 basis points to 1.05% for the first quarter of 2012 compared to 1.14% for the first quarter of 2011.

Interest Rates

Short-term interest rates continue to be extremely low. The average federal funds rate was 0.10% for the first quarter of 2012, the same as all of 2011.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to 0.25% in response to a severe recession in the U.S. economy. Economic conditions began to improve in the second half of 2009 and continued to improve modestly throughout 2010 and 2011. The modest economic recovery has continued during the first three months of 2012, but the U.S. housing market continues to be significantly depressed and the U.S. unemployment rate continues to be relatively high at 8.2% as of March 31, 2012.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to 0.25% during 2012. The annual average federal funds rate was 0.16% for 2009, 0.18% for 2010, and 0.10% for 2011.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances decreased by $258 million or 5.4% to $4,485 million for the three months ended March 31, 2012, compared to $4,743 million for the first quarter of 2011. The average yield on the loan portfolio decreased by 11 basis points to 5.52% for the first quarter of 2012 compared to 5.63% for the first quarter of 2011. The decrease in average loan balances during the first quarter of 2012 was primarily due to the sale of Vision loans to Centennial on February 16, 2012 of approximately $382 million.

Total loan balances outstanding at March 31, 2012 were $4,324 million compared to $4,317 million at December 31, 2011, an increase of $7 million, or an annualized 0.7%. The December 31, 2011 amount excludes Vision loans held for sale at that date.

The average balance of taxable investment securities decreased by $300 million or 15.5% to $1,640 million for the first quarter of 2012 compared to $1,940 million for the first quarter of 2011. The average yield on taxable investment securities was 3.33% for the first quarter of 2012 compared to 3.98% for the first quarter of 2011.

The average balance of tax exempt investment securities decreased by $8.2 million or 67.2% to $4.0 million for the first quarter of 2012 compared to $12.2 million for the first quarter of 2011. The tax equivalent yield on tax exempt investment securities was 7.05% for the first quarter of 2012 and 7.63% for the first quarter of 2011. Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in the second quarter of 2012.

The average balance of money market instruments increased by $142 million to $168.9 million for the first quarter of 2012 compared to $26.9 million for the first quarter of 2011. The average yield on money market instruments was 0.25% for the first quarter of 2012 compared to 0.10% for the first quarter of 2011.

The amortized cost of total investment securities was $1,841 million at March 31, 2012, compared to $1,689 million at December 31, 2011. At March 31, 2012, the tax equivalent yield on Park’s investment portfolio was 3.34% and the remaining average life was 2.7 years.

Average interest bearing deposit accounts decreased by $354 million or 8.3% to $3,891 million for the first quarter of 2012 compared to $4,245 million for the first quarter of 2011. The average interest rate paid on interest bearing deposits decreased by 18 basis points to 0.56% for the first quarter of 2012 compared to 0.74% for the first quarter last year.

Average total borrowings were $1,139 million for the three months ended March 31, 2012, compared to $1,239 million for the first quarter of 2011, a decrease of $100 million or 8.1%. The average interest rate paid on total borrowings was 2.73% for the first quarter of 2012 compared to 2.50% for the first quarter of 2011.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 24 basis points to 3.76% for the first quarter of 2012 compared to 4.00% for the first quarter last year. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 3.97% for the first quarter of 2012 compared to 4.21% for the first quarter of 2011.

Guidance on Net Interest Income for 2012

Management provided guidance in Park’s 2011 Annual Report (page 38) that net interest income for 2012 would be approximately $240 million to $250 million, tax equivalent net interest margin would be approximately 3.88% to 3.98% and average interest earning assets for 2012 would be approximately $6,200 million.

The actual results for the first three months of 2012 were in line with management’s guidance. Net interest income for the first three months of 2012 was $61.7 million, which annualized would be approximately $248.2 million for 2012. The tax equivalent net interest margin was 3.97% and average interest earning assets were $6,298 million for the first three months of 2012.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
March 2011	$6,722,136	$69,313	4.21%
June 2011	$6,745,790	$70,022	4.19%
September 2011	$6,610,953	$67,620	4.09%
December 2011	$6,487,958	$66,279	4.08%
March 2012	$6,297,772	$61,728	3.97%

Management’s current forecast projects that net interest income for the second quarter of 2012 will be approximately $59 million and approximately $239 million for all of 2012. Management also expects that average interest earning assets will be approximately $6,188 million for the second quarter of 2012 and that the tax equivalent net interest margin will be about 3.82% for the quarter.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the first quarter of 2012 and for the years of 2011, 2010 and 2009.

(dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2009 - year	$4,594,436	$1,877,303	$52,658	$6,524,397
Percentage	70.42%	28.77%	0.81%	100.00%
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage	70.98%	27.84%	1.18%	100.00%
2012 - first quarter	$4,485,074	$1,643,818	$168,880	$6,297,772
Percentage	71.22%	26.10%	2.68%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first three months of 2012 was $4,485 million, compared to $4,714 million for all of 2011.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the first quarter of 2012 and for the years of 2011, 2010 and 2009.

	Loans	Investments	Money Market Instruments	Total
2009 - year	6.03%	4.94%	0.22%	5.67%
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - first quarter	5.52%	3.34%	0.25%	4.81%

The loan portfolio for Park provides a higher yield than the yield on investment securities. As stated previously, a primary financial objective of Park is to grow quality loans. Our commercial and retail lenders are actively calling on current and prospective customers in an effort to generate additional loan volume.

Park’s net interest income and net interest margin would increase if Park were able to increase its loan portfolio with quality loans. Park has strong liquidity and would be able to easily fund an increase in its loan portfolio.

Provision for Loan Losses

The provision for loan losses for Park was $9.0 million for the three months ended March 31, 2012, compared to $14.1 million for the same period in 2011. Net loan charge-offs for Park were $17.0 million for the first quarter of 2012, compared to $9.1 million for the first quarter of 2011. Net loan charge-offs for the three months ended March 31, 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision loan portfolio to fair value prior to the merger of Vision with and into SE LLC on February 16, 2012. In addition to this $12.1 million charge-off, PNB, Guardian and SE LLC recorded net charge-offs of $2.7 million, $197,000 and $2.1 million, respectively, during the first quarter of 2012. Park’s annualized ratio of net loan charge-offs to average loans was 1.53% for the three months ended March 31, 2012, compared to 0.78% for the same period in 2011. Management expects the annualized net loan charge-off ratio will decline throughout the remainder of 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was $4.9 million for the three months ended March 31, 2012, compared to $5.5 million for the same period in 2011. Net loan charge-offs for PNB and Guardian were $2.9 million for the first quarter of 2012, compared to $4.1 million for the first quarter of 2011. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.28% for the three months ended March 31, 2012, compared to 0.40% for the same period in 2011.

The provision for loan losses for SE LLC, including those provisions recorded at Vision prior to the February 16, 2012 merger of Vision with and into SE LLC, was $4.1 million for the three months ended March 31, 2012. Net loan charge-offs for SE LLC during the first quarter of 2012, subsequent to February 16, 2012, were $2.1 million. As previously discussed, Vision recognized charge-offs of $12.1 million to bring the loan portfolio to fair value on February 16, 2012.

SE LLC, as a non-bank subsidiary, is not permitted to carry an ALLL, but instead must record loans on its balance sheet at fair value. Given this requirement, both the performing and nonperforming retained loan portfolios have been charged down to their fair value, as noted in the table below:

SE LLC – Retained Vision Loan Portfolio
Charge-offs as a percentage of unpaid principal balance
March 31, 2012

(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SE LLC	$160,858	$78,532	$82,326	49%
Performing loans - retained by SE LLC	17,348	1,225	16,123	7%
Total SE LLC loan exposure	$178,206	$79,757	$98,449	45%

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put-back option expires 180 days after the closing of the transaction, on August 16, 2012. While it remains uncertain the total principal amount of loans which may be put back by Centennial and the potential loss exposure that may be recognized in connection with any loans repurchased, Park recorded a loan loss provision of $662,000 in respect of the Centennial put-back option during the first quarter of 2012. The $662,000 is included within other liabilities on the balance sheet and when combined with Park’s ALLL balance of $59.8 million at March 31, 2012 results in a total allowance for credit losses of $60.4 million.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at March 31, 2012 and December 31, 2011.

Park National Corporation - Allowance for Loan & Lease Losses
(In thousands)	March 31, 2012	December 31, 2011
Total ALLL	$59,758	$68,444
Specific reserves	9,505	15,935
General reserves	$50,253	$52,509

Total loans	$4,324,383	$4,317,099
Impaired commercial loans	179,293	187,074
Non-impaired loans	$4,145,090	$4,130,025

Total ALLL to total loan ratio	1.38%	1.59%
General reserves as a % of non-impaired loans	1.21%	1.27%

During the first three months of 2012, new nonaccrual loans were $21.8 million. These new nonaccruals were down significantly from the total level of new nonaccrual loans experienced in the previous four years and management expects this will continue throughout 2012. The following table shows new nonaccrual loans for the first quarter of 2012 and the four previous years.

New nonaccrual loan information (in thousands):	March 31, 2012	2011	2010	2009	2008
Nonaccrual loans, beginning of period	$195,106	$289,268	$233,544	$159,512	$101,128
New nonaccrual loans - Ohio-based operations	21,210	78,316	85,081	57,641	58,161
New nonaccrual loans - Vision/SE LLC	568	45,842	90,094	126,540	83,588
Resolved nonaccrual loans	33,657	218,320	119,451	110,149	83,365
Nonaccrual loans, end of period	$183,227	$195,106	$289,268	$233,544	$159,512

The following table compares Park’s nonperforming assets at March 31, 2012, December 31, 2011 and March 31, 2011.

Park National Corporation - Nonperforming Assets

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans	$183,227	$195,106	$278,819
Renegotiated loans on accrual status	34,436	28,607	260
Loans past due 90 days or more	2,281	3,489	2,228
Total nonperforming loans	$219,944	$227,202	$281,307

Other real estate owned – PNB	13,387	13,240	9,788
Other real estate owned – SE LLC	28,578	29,032	13,004
Other real estate owned – Vision	-	-	22,476
Total nonperforming assets	$261,909	$269,474	$326,575

Percentage of nonaccrual loans to total loans	4.24%	4.52%	5.87%
Percentage of nonperforming loans to total loans	5.09%	5.26%	5.92%
Percentage of nonperforming assets to total loans	6.06%	6.24%	6.87%
Percentage of nonperforming assets to total assets	3.86%	3.86%	4.46%

Park management reviews all troubled debt restructurings (TDRs) quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At March 31, 2012, management deemed it appropriate to have $34.4 million TDRs on accrual status, while the remaining $98.6 million of TDRs were on nonaccrual status. Management also reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Nonperforming assets for PNB and Guardian and for SE LLC/Vision as of March 31, 2012, December 31, 2011 and March 31, 2011 were as reported in the following two tables:

PNB and Guardian - Nonperforming Assets

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans	$102,886	$96,113	$115,476
Renegotiated loans on accrual status	32,451	26,342	260
Loans past due 90 days or more	2,281	3,367	2,228
Total nonperforming loans	$137,618	$125,822	$117,964

Other real estate owned – Park National Bank	13,387	13,240	9,788
Total nonperforming assets	$151,005	$139,062	$127,752

Percentage of nonaccrual loans to total loans	2.43%	2.29%	2.78%
Percentage of nonperforming loans to total loans	3.26%	3.00%	2.84%
Percentage of nonperforming assets to total loans	3.57%	3.32%	3.08%
Percentage of nonperforming assets to total assets	2.29%	2.21%	1.93%

SE LLC/Vision - Nonperforming Assets

(in thousands)	March 31, 2012	December 31, 2011	March 31, 2011
Nonaccrual loans	$80,341	$98,993	$163,343
Renegotiated loans on accrual status	1,985	2,265	-
Loans past due 90 days or more	-	122	-
Total nonperforming loans	$82,326	$101,380	$163,343

Other real estate owned – SE LLC	28,578	29,032	-
Other real estate owned – Vision	-	-	22,476
Total nonperforming assets	$110,904	$130,412	$185,819

Percentage of nonaccrual loans to total loans	N.M.	N.M.	26.06%
Percentage of nonperforming loans to total loans	N.M.	N.M.	26.06%
Percentage of nonperforming assets to total loans	N.M.	N.M.	29.65%
Percentage of nonperforming assets to total assets	N.M.	N.M.	23.62%

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

As of March 31, 2012, Park had taken partial charge-offs of approximately $108.3 million related to the $179.3 million of commercial loans considered to be impaired, compared to charge-offs of approximately $103.8 million related to the $187.1 million of impaired commercial loans at December 31, 2011. The table below provides additional information related to the Park impaired commercial loans at March 31, 2012, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SE LLC.

Park National Corporation - Impaired Commercial Loans at March 31, 2012

(In thousands)	Unsold Principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$140,338	$36,157	$104,181	$9,505	$94,676	67.46%
SE LLC - CL&D loans	67,545	48,112	19,433	-	19,433	28.77%
SE LLC - Other loans	79,740	24,061	55,679	-	55,679	69.83%
PRK totals	$287,623	$108,330	$179,293	$9,505	$169,788	59.03%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 36-month loss experience for the period ended December 31, 2011, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio has been 0.71% of the principal balance of these loans. This annualized 36-month loss experience includes only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $36.4 million or 1.64% of the outstanding principal balance of other accruing commercial loans at March 31, 2012.

The overall reserve of 1.64% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.35%; special mention commercial loans are reserved at 4.66%; and substandard commercial loans are reserved at 21.77%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 36-month loss experience of 0.71% are due to the following factors which management reviews on a quarterly or annual basis:

▪	Loss Emergence Period Factor: Annually during the fourth quarter, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes a credit to move from pass-rated to non - accrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio.

▪	Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the past three year period, considering how each individual credit was rated at the beginning of the three year period.

▪	Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and adjustments to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlates to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 36 months. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At March 31, 2012, the coverage period within the consumer portfolio was approximately 1.34 years.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the ALLL in consideration of these factors. Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the ALLL requires considerable management judgment. Management continues to work to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

On page 41 of Park’s 2011 Annual Report, management projected that the provision for loan losses would be within the range from $20 million to $27 million for 2012. While management expects that the provision for loan losses will be lower in each of the next three quarters compared to the first quarter of 2012, the projected range for the twelve months ended December 31, 2012 has been increased. Management now expects the provision for loan losses will be within the range of $23 million to $30 million for 2012.

Total Other Income

Total other income exclusive of securities gains increased by $24.6 million to $39.6 million for the quarter ended March 31, 2012, compared to $15.0 million for the first quarter of 2011. Excluding the $22.2 million gain on sale of Vision in the first quarter of 2012, total other income increased by $2.4 million or 16%.

The following table is a summary of the changes in the components of total other income:

(in thousands)	Three months ended March 31,
	2012	2011	Change
Income from fiduciary activities	$3,828	$3,722	$106
Service charges on deposits	4,071	4,245	(174)
Other service income	2,734	2,301	433
Checkcard fee income	3,172	2,976	196
Bank owned life insurance income	1,202	1,229	(27)
ATM fees	608	654	(46)
OREO devaluations	(1,359)	(2,535)	1,176
Gain on sale of the Vision business	22,167	-	22,167
Other	3,197	2,438	759
Total other income	$39,620	$15,030	$24,590

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $106,000, or 2.8%, to $3.8 million for the three months ended March 31, 2012, compared to $3.7 million for the same period in 2011. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2012 was $3,554 million, an increase of approximately 3.2% compared to the average for the three months ended March 31, 2011 of $3,445 million.

Service charges on deposits decreased by $174,000, or 4.1%, to $4.1 million for the three-month period ended March 31, 2012, compared to $4.2 million for the same period in 2011. This decrease was primarily attributable to a modest decline in non-sufficient funds (“NSF”) and overdraft charges during the first three months of 2012 compared to the same period in 2011.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $433,000, or 18.8%, to $2.7 million for the three months ended March 31, 2012, compared to $2.3 million for the same period in 2011. This increase was due to an increase in mortgage originations during the first three months of 2012 compared to the same period in 2011.

Checkcard fee income, which is generated from debit card transactions, increased $196,000, or 6.6%, to $3.2 million for the three months ended March 31, 2012, compared to $3.0 million for the same period in 2011. This increase was attributable to continued increases in the volume of debit card transactions. For the first three months of 2012, the number of Visa debit card transactions increased by 7.4% compared to the same period in 2011.

OREO devaluations decreased by $1.2 million to $1.4 million for the three months ended March 31, 2012, compared to $2.5 million for the same period in 2011. Approximately $1.1 million of the devaluations were at SE LLC and $0.3 million were at PNB during the first quarter of 2012.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other income would be approximately $62 million to $66 million for 2012. Management’s latest projections remain unchanged from those in the 2011 Annual Report.

Gain on Sale of Securities

For the first quarter of 2012, Park did not sell any investment securities. During the first quarter of 2011, Park sold approximately $105 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $6.6 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended March 31,
(in thousands)	2012	2011	Change
Salaries and employee benefits	$24,823	$25,064	$(241)
Occupancy expense	2,670	3,000	(330)
Furniture and equipment expense	2,621	2,657	(36)
Data processing fees	1,200	1,253	(53)
Professional fees and services	5,581	4,874	707
Amortization of intangibles	1,754	669	1,085
Marketing	843	623	220
Insurance	1,490	2,269	(779)
Communication	1,537	1,556	(19)
Other	5,289	4,381	908
Total other expense	$47,808	$46,346	$1,462

Salaries and employee benefits decreased by $241,000, or 1.0% to $24.8 million for the three months ended March 31, 2012 compared to $25.1 million for the same period in 2011. Salaries and benefits for SE LLC (and Vision for first quarter 2011) were $2.0 million for the first three months of 2012 compared to $3.1 million for the same period in 2011. Management anticipates that salaries and benefits for SE LLC will continue to decline in the second quarter of 2012 as a result of the sale of the Vision business and the completion of system conversions (both for Park and Home).

Occupancy expense declined by $330,000, or 11.0% to $2.7 million for the quarter ended March 31, 2012 compared to $3.0 million for the same period in 2011. The reduction was due to a combination of the sale of the Vision business on February 16, 2012 and a modest decline at PNB.

Professional fees and services increased by $707,000, or 14.5% to $5.6 million for the first three months of 2012 compared to $4.9 million for the first quarter of 2011. Approximately $400,000 of the increase was at PNB and consisted of higher legal expenses and higher title appraisal expenses resulting from an increase in mortgage loan originations during the quarter. The remaining increase was largely related to increases in legal fees associated with our continued pursuit of borrowers and guarantors at SE LLC.

Amortization of intangibles increased by $1.1 million, or 162% to $1.8 million for the first quarter of 2012 compared to $669,000 for the same period in 2011. This increase was due to the acceleration of amortization expense at Vision for the period from January 1, 2012 through February 16, 2012, the closing date of the transaction between Vision and Centennial. Management expects amortization expense will be approximately $139,000 per quarter for the remainder of 2012.

Insurance expense declined by $779,000 million or 34.3% to $1.5 million for the three months ended March 31, 2012 compared to $2.3 million for the same period in 2011. During the third quarter of 2011, Park began recognizing insurance expense for the premiums to be paid to the FDIC based on the new assessment methodology. This new methodology is based on a calculation using total assets less tangible equity. The new methodology will result in a decline in insurance expense going forward for the rest of 2012.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other expense would be approximately $170 to $175 million for 2012. Management’s latest projection for total other expense is unchanged from the guidance in Park’s 2011 Annual Report.

The table below provides information related to other expense at Park, Vision and Park less Vision for each quarter in 2011:

Other Expense - Quarterly 2011
	Park	Vision	Park, less Vision
Q1 2011	$46,346	$7,425	$38,921
Q2 2011	47,007	8,174	38,833
Q3 2011	45,599	7,267	38,332
Q4 2011	49,365	8,513	40,852
Total 2011	$188,317	$31,379	$156,938
Average quarterly expense	$47,079	$7,845	$39,234

As shown in the table above, absent Vision, other expense would have been approximately $39.2 million per quarter in 2011. While SE LLC will continue to have other expense as Park management works through the retained loans and OREO, other expense at SE LLC is expected to be significantly lower than the average quarterly Vision expense recognized in 2011. Management currently expects total other expense will be approximately $41 to $42 million quarterly throughout the remainder of 2012.

Income Tax

Federal income taxes were $13.1 million for the first quarter of 2012 compared to $8.3 million for the first quarter of 2011. The effective federal income tax rate for the first quarter of 2012 was 29.3% compared to 27.3% for the same period in 2011. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent differences for 2012 will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Management provided guidance in the 2011 Annual Report (page 40) that the effective federal income tax rate for 2012 would be approximately 26% to 28%, which is consistent with management’s most recent projection.

Comparison of Financial Condition

At March 31, 2012 and December 31, 2011

Changes in Financial Condition and Liquidity

Total assets decreased by $195 million or 2.8% to $6,777 million at March 31, 2012, compared to $6,972 million at December 31, 2011. This decrease in total assets was due to the sale of Vision assets to Centennial on February 16, 2012. At December 31, 2011, $382.5 million of assets were held for sale.

Total investment securities increased by $149 million or 8.7% to $1,857 million at March 31, 2012, compared to $1,708 million at December 31, 2011. Loan balances increased by $7 million to $4,324 million at March 31, 2012 compared to $4,317 million at December 31, 2011.

Total liabilities decreased by $210 million or 3.4% during the first three months of 2012 to $6,020 million at March 31, 2012 from $6,230 million at December 31, 2011. The decrease in total liabilities was primarily due to the assumption of Vision liabilities by Centennial on February 16, 2012. At December 31, 2011, $536.2 million of liabilities were held for sale.

Total deposits increased by $352 million or 7.9% during the first three months of 2012 to $4,817 million at March 31, 2012 from $4,465 million at December 31, 2011. The increase in deposits in the first quarter of 2012 was largely related to an increase in public fund deposits. This is consistent with increases in prior years. At March 31, 2011, total deposits were $5,315 million, which included deposits at Vision of $597 million.

Short-term borrowings decreased by $27 million or 10.2% to $237 million at March 31, 2012 from $264 million at December 31, 2011. Long-term borrowings decreased slightly by $1 million to $897 million at March 31, 2012 compared to $898 million at December 31, 2011.

Other liabilities increased by $2.7 million or 4.4% to $64.3 million at March 31, 2012 from $61.6 million at December 31, 2011.

Total stockholders’ equity increased by $14 million or 1.9% to $756.4 million at March 31, 2012, from $742.4 million at December 31, 2011. Retained earnings increased by $15.5 million during the period as a result of net income of $31.5 million, offset by common dividends of $14.5 million and accretion and dividends on the preferred stock of $1.5 million. Preferred stock increased by $226,000 during the first three months of 2012 as a result of the accretion of the discount on preferred stock. Accumulated other comprehensive loss increased by $1.7 million during the first three months of 2012 to a loss of $10.5 million at March 31, 2012. The increase of $1.7 million in other comprehensive loss was related to an unrealized net holding loss in the investment portfolio of $2.2 million, net of taxes, as a result of the mark-to-market adjustment at March 31, 2012, which was partially offset by (1) a $113,000 increase in the unrealized net holding gain on the cash flow hedge, and (2) a $412,000 (net of tax) improvement to the funded status of the pension plan as a result in the sale of the Vision business.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 63.81% at March 31, 2012, compared to 61.92% at December 31, 2011 and 64.88% at March 31, 2011. Cash and cash equivalents were $161.1 million at March 31, 2012, compared to $157.5 million at December 31, 2011 and $134.2 million at March 31, 2011. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total stockholders’ equity at March 31, 2012 was $756 million, or 11.2% of total assets, compared to $742 million, or 10.6% of total assets, at December 31, 2011 and $730 million, or 10.0% of total assets, at March 31, 2011. Common equity, which is stockholders’ equity excluding the preferred stock, was $658 million at March 31, 2012, or 9.7% of total assets, compared to $644 million, or 9.2% of total assets, at December 31, 2011.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 10.35% at March 31, 2012 and 9.81% at December 31, 2011. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 15.35% at March 31, 2012 and 14.15% at December 31, 2011. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 17.92% at March 31, 2012 and 16.65% at December 31, 2011.

PNB met the well capitalized ratio guidelines at March 31, 2012. The following table indicates the capital ratios for PNB and Park at March 31, 2012.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.53%	9.43%	11.37%
Park National Corporation	10.35%	15.35%	17.92%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

On April 25, 2012, Park entered into a Letter Agreement with the U.S. Treasury (the “Preferred Shares Repurchase Letter Agreement”) pursuant to which Park purchased from the U.S. Treasury all 100,000 of Park’s Series A Preferred Shares for a purchase price of $100 million plus final prorated accrued and unpaid dividends of $972,000. On May 2, 2012, Park entered into a second Letter Agreement with the U.S. Treasury (the “Warrant Repurchase Letter Agreement”) pursuant to which Park purchased from the U.S. Treasury the Warrant to purchase 227,376 Park common shares (the “Warrant”) which had been issued to the U.S. Treasury on December 23, 2008 in connection with Park’s sale to the U.S. Treasury of the Series A Preferred Shares. Park repurchased the Warrant for a purchase price of $2,842,400, or $12.50 per Park common share. The table below provides Park’s capital ratios as of March 31, 2012, excluding the $100 million related to the Series A Preferred Shares.

	Leverage	Tier 1 Risk Based	Total Risk-Based
Park National Corporation	8.89%	13.18%	15.75%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 46 of Park’s 2011 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2011. There were no significant changes in contractual obligations and commitments during the first three months of 2012 other than in connection with the sale of the Vision business.

Financial Instruments with Off-Balance Sheet Risk

PNB is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include loan commitments and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

The exposure to credit loss (for PNB) in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Park and PNB use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Loan commitments	$773,014	$809,140
Standby letters of credit	$24,175	$18,772

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 44 and 45 of Park’s 2011 Annual Report.

On page 45 (Table 30) of Park’s 2011 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,376 million or 21.46% of interest earning assets at December 31, 2011. At March 31, 2012, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $592 million or 9.5% of interest earning assets.

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

On page 45 of Park’s 2011 Annual Report, management reported that at December 31, 2011, the earnings simulation model projected that net income would increase by 2.14% using a rising interest rate scenario and decrease by 3.52% using a declining interest rate scenario over the next year. At March 31, 2012, the earnings simulation model projected that net income would increase by 2.0% using a rising interest rate scenario and would decrease by 3.4% in a declining interest rate scenario. At March 31, 2012, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PARK NATIONAL CORPORATION

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiary bank is party to incidental to its banking business. There are also certain legal proceedings at SE LLC which are routine legal proceedings to which Vision Bank (and SE LLC as the successor to Vision Bank) is party to incidental to its business. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), we included a detailed discussion of our risk factors. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2011 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a.)	Not applicable

(b.)	Not applicable

(c.)	No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2012. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2012	-	-	-	982,267
February 1 through February 29, 2012	-	-	-	982,267
March 1 through March 31, 2012	-	-	-	982,267
Total	-	-	-	982,267

(1)	The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2012, incentive stock options covering 66,625 common shares were outstanding and 1,433,375 common shares were available for future grants.

With 451,108 common shares held as treasury shares for purposes of funding the 2005 Plan at March 31, 2012, an additional 982,267 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

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

2.1(b)	First Amendment to Purchase and Assumption Agreement by and between Vision Bank and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of January 25, 2012 (Incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Current Report on Form 8-K, dated and filed February 16, 2012 (File No. 1-13006))

2.1(c)	Second Amendment to Purchase and Assumption Agreement by and between Vision Bank and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of April 30, 2012 (filed herewith)

2.2	Agreement and Plan of Merger, entered into as of January 25, 2012, by and between Vision Bank and SE Property Holdings, LLC (Incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-13006))

3.1(a)	Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (Incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park’s Form 8-B”))

3.1(b)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (Incorporated herein by reference to Exhibit 3(b) to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)	Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (Incorporated herein by reference to Exhibit 3(a) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)	Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (Incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park’s June 30, 1997 Form 10-Q”))

3.1(e)	Certificate of Amendment by Shareholders or Members as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation’s Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1(f)	Certificate of Amendment by Directors or Incorporators to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1(g)	Certificate of Amendment by Shareholders or Members filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)	Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

3.2(a)	Regulations of Park National Corporation (Incorporated herein by reference to Exhibit 3(b) to Park’s Form 8-B)

3.2(b)	Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (Incorporated herein by reference to Exhibit 3(b)(1) to Park’s June 30, 1997 Form 10-Q)

3.2(c)	Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation’s Regulations by the Shareholders on April 17, 2006 (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)	Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article Five (Incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park’s March 31, 2008 Form 10-Q”))

3.2(e)	Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

4.1	Note Purchase Agreement, dated April 20, 2012, between Park National Corporation and a group of 56 accredited investors (Incorporated herein by reference to Exhibit 4.1 to Park National Corporation’s Current Report on Form 8-K, dated and filed April 20, 2012 (File No. 1-13006) (“Park’s April 20, 2012 Form 8-K”))

4.2	Form of 7% Subordinated Note due April 20, 2022 (Incorporated herein by reference to Exhibit 4.2 to Park’s April 20, 2012 for 8-K)

10.1	Letter Agreement, dated April 25, 2012, between Park National Corporation and the United States Department of the Treasury related to the repurchase of the 100,000 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, issued by Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K, dated and filed April 25, 2012 (File No. 1-13006))

10.2	Letter Agreement, dated May 2, 2012, between Park National Corporation and the United States Department of the Treasury related to the repurchase of the Warrant to purchase 227,376 Common Shares issued by Park National Corporation (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K, dated and filed May 2, 2012 (File No. 1-13006))

12	Computation of Ratios of Earnings to Fixed Charges and of Earnings to Fixed Charges and Preferred Share Dividends (filed herewith)

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (furnished herewith)

101	The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2012 and 2011 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2012 and 2011 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (furnished herewithin).

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

PARK NATIONAL CORPORATION

DATE: May 4, 2012	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: May 4, 2012	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer

