Form 10-Q
period 2012-06-30
PARK NATIONAL CORP /OH/
filed 2012-08-03
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

 Yes   ☐   No   ☒

15,405,893 Common shares, no par value per share, outstanding at August 2, 2012.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$132,561	$137,770
Money market instruments	75,501	19,716
Cash and cash equivalents	208,062	157,486
Investment securities
Securities available-for-sale, at fair value (amortized cost of $846,719 and $801,147 at June 30, 2012 and December 31, 2011)	867,147	820,645
Securities held-to-maturity, at amortized cost (fair value of $768,076 and $834,574 at June 30, 2012 and December 31, 2011)	755,222	820,224
Other investment securities	66,285	67,604
Total investment securities	1,688,654	1,708,473
Loans	4,386,851	4,317,099
Allowance for loan losses	(58,696)	(68,444)
Net loans	4,328,155	4,248,655
Bank owned life insurance	158,696	154,567
Goodwill and other intangible assets	72,949	74,843
Bank premises and equipment, net	52,261	53,741
Other real estate owned	38,424	42,272
Accrued interest receivable	20,219	19,697
Mortgage loan servicing rights	8,809	9,301
Other	129,345	120,748
Assets held for sale	—	382,462
Total assets	$6,705,574	$6,972,245

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,034,952	$995,733
Interest bearing	3,788,023	3,469,381
Total deposits	4,822,975	4,465,114
Short-term borrowings	240,602	263,594
Long-term debt	806,287	823,182
Subordinated debentures and notes	105,250	75,250
Accrued interest payable	4,660	4,916
Other	65,177	61,639
Liabilities held for sale	—	536,186
Total liabilities	6,044,951	6,229,881

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock (200,000 shares authorized; 0 shares at June 30, 2012 and 100,000 shares at December 31, 2011 issued with $1,000 per share liquidation preference)	—	98,146
Common stock (No par value; 20,000,000 shares authorized; 16,151,007 shares issued at June 30, 2012 and 16,151,021 shares issued at December 31, 2011)	302,655	301,202
Common stock warrants	—	4,297
Retained earnings	442,531	424,557
Treasury stock (745,109 shares at June 30, 2012 and at December 31,2011)	(77,007)	(77,007)
Accumulated other comprehensive (loss), net of taxes	(7,556)	(8,831)
Total stockholders' equity	660,623	742,364
Total liabilities and stockholders’ equity	$6,705,574	$6,972,245

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income:

Interest and fees on loans	$57,593	$65,862	$118,698	$131,316

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	13,794	18,960	27,378	38,013
Obligations of states and political subdivisions	42	92	88	241

Other interest income	57	8	160	14
Total interest and dividend income	71,486	84,922	146,324	169,584

Interest expense:

Interest on deposits:
Demand and savings deposits	602	951	1,356	1,942
Time deposits	4,121	6,200	8,760	12,934

Interest on borrowings:
Short-term borrowings	163	193	338	460
Long-term debt	7,920	7,556	15,462	14,913

Total interest expense	12,806	14,900	25,916	30,249

Net interest income	58,680	70,022	120,408	139,335

Provision for loan losses	5,238	12,516	13,576	26,616
Net interest income after provision for loan losses	53,442	57,506	106,832	112,719

Other income:
Income from fiduciary activities	4,044	3,929	7,872	7,651
Service charges on deposit accounts	4,154	4,525	8,225	8,770
Other service income	3,417	2,734	6,151	5,035
Checkcard fee income	3,180	3,251	6,352	6,227
Bank owned life insurance income	1,184	1,228	2,386	2,457
ATM fees	536	682	1,144	1,336
OREO devaluations	(2,648)	(3,355)	(4,007)	(5,890)
Gain/(loss) on the sale of OREO, net	2,203	330	3,248	482
Gain on sale of the Vision business	—	—	22,167	—
Other	1,438	1,814	3,590	4,100
Total other income	17,508	15,138	57,128	30,168

Gain on sale of securities	—	15,362	—	21,997

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other expense:
Salaries and employee benefits	$22,813	$25,253	$47,636	$50,317
Occupancy expense	2,249	2,764	4,919	5,764
Furniture and equipment expense	2,727	2,785	5,348	5,442
Data processing fees	899	1,135	2,099	2,388
Professional fees and services	5,800	5,320	11,381	10,194
Amortization of intangibles	140	669	1,894	1,338
Marketing	705	728	1,548	1,351
Insurance	1,400	2,345	2,890	4,614
Communication	1,494	1,485	3,031	3,041
Loan put provision	2,701	—	3,363	—
Other expense	4,876	4,523	10,165	8,904
Total other expense	45,804	47,007	94,274	93,353

Income before income taxes	25,146	40,999	69,686	71,531

Income taxes	6,260	12,046	19,325	20,382

Net income	$18,886	$28,953	$50,361	$51,149

Preferred stock dividends and accretion	1,948	1,464	3,425	2,928

Net income available to common shareholders	$16,938	$27,489	$46,936	$48,221
Per Common Share:

Net income available to common shareholders
Basic	1.10	1.79	3.05	3.13
Diluted	1.10	1.79	3.05	3.13

Weighted average common shares outstanding
Basic	15,405,902	15,398,919	15,405,906	15,398,925
Diluted	15,405,902	15,399,593	15,409,690	15,401,506

Cash dividends declared	0.94	0.94	1.88	1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$18,886	$28,953	$50,361	$51,149

Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222	—	—	412	—
Unrealized net holding gain on cash flow hedge, net of income taxes of $79 and $33 for the three months ended June 30, 2012 and 2011, and $139 and $104 for the six months ended June 30, 2012 and 2011.	146	60	259	193
Unrealized net holding gain (loss) on securities available-for-sale, net of income taxes (benefit) of $1,511 and $(1,146) for the three months ended June 30, 2012 and 2011, and of $326 and $(4,578) for the six months ended June 30, 2012 and 2011.	2,806	(2,129)	604	(8,500)
Other comprehensive income (loss)	$2,952	$(2,069)	$1,275	$(8,307)

Comprehensive income	$21,838	$26,884	$51,636	$42,842

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

Six Months ended June 30, 2012 and 2011	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income			51,149
Other comprehensive income (loss), net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $104					193
Unrealized net holding (loss) on securities available-for-sale, net of income taxes of $(4,578)					(8,500)
Cash dividends on common stock at $1.88 per share			(28,951)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Common stock warrants canceled		(67)	67
Accretion of discount on preferred stock	428		(428)
Preferred stock dividends			(2,500)
Balance at June 30, 2011	$97,718	$305,609	$425,679	$(77,733)	$(10,175)

Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			50,361
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $139					259
Unrealized net holding gain on securities available-for-sale, net of income tax benefit of $326					604
Cash dividends on common stock at $1.88 per share			(28,962)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Common stock warrant repurchased		(2,843)
Preferred stock repurchased	(100,000)
Accretion of discount on preferred stock	1,854		(1,854)
Preferred stock dividends			(1,571)
Balance at June 30, 2012	$—	$302,655	$442,531	$(77,007)	$(7,556)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$50,361	$51,149

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	3,827	5,600
Provision for loan losses	13,576	26,616
Loan put provision	3,363	—
Other-than-temporary impairment on investment securities	54	—
Amortization of core deposit intangibles	1,894	1,338
Realized net investment security gains	—	(21,997)
OREO devaluations	4,007	5,890
Bank owned life insurance income	(2,386)	(2,457)

Changes in assets and liabilities:
(Increase) in other assets	(11,040)	(35,745)
(Decrease) in other liabilities	(566)	(1,666)

Net cash provided by operating activities	$63,090	$28,728

Investing activities:

Proceeds from sales of available-for-sale securities	$—	$319,504
Proceeds from sales of Federal Home Loan Bank stock	1,319	541
Proceeds from maturity of:
Available-for-sale securities	464,653	199,940
Held-to-maturity securities	303,595	87,434
Purchases of:
Available-for-sale securities	(509,998)	(330,839)
Held-to-maturity securities	(238,593)	(75,951)
Net (increase) in loans	(90,628)	(24,523)
Sale of assets/liabilities related to Vision Bank	(153,724)	—
Purchases of bank owned life insurance	(2,500)	(3,000)
Purchases of premises and equipment, net	(1,979)	(4,055)

Net cash (used in) provided by investing activities	$(227,855)	$169,051

Financing activities:

Net increase in deposits	$357,861	$162,097
Net (decrease) in short-term borrowings	(22,992)	(429,557)
Proceeds from issuance of long-term debt	30,000	200,000
Repayment of long-term debt	(15,500)	(15,531)

Cash payment for fractional shares in dividend reinvestment plan	(1)	(1)
Cash payment for repurchase of common stock warrant from U.S. Treasury	(2,843)	—
Repurchase of preferred stock from U.S. Treasury	(100,000)	—
Cash dividends paid on common stock and preferred stock	(31,184)	(31,451)

Net cash provided by (used in) financing activities	$215,341	$(114,443)

Increase in cash and cash equivalents	50,576	83,336

Cash and cash equivalents at beginning of year	157,486	133,780

Cash and cash equivalents at end of period	$208,062	$217,116

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$26,172	$30,640

Income taxes	$1,000	$13,700

Non cash activities:
Securities acquired through payable	$—	$113,223

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2012.

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

No. 2011-08 – Intangibles – Goodwill and Other: In September 2011, FASB issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other (ASU 2011-08). The ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance did not have an impact on the consolidated financial statements.

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
Park recorded a pre-tax gain, net of expenses directly related to the sale, of approximately $22.2 million, resulting from the transactions contemplated by the Agreement. The pre-tax gain, net of expense is summarized in the table below:

(in thousands)
Premium paid	$27,913
One-time gains	298
Loss on sale of fixed assets	(2,434)
Employment and severance agreements	(1,610)
Other one-time charges, including estimates	(2,000)
Pre-tax gain	$22,167

Promptly following the closing of the transactions contemplated by the Agreement, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation (the “Florida Corporation”). The Florida Corporation merged with and into a wholly-owned, non-bank subsidiary of Park, SE Property Holdings, LLC (“SEPH”), with SEPH being the surviving entity.

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expires on August 16, 2012, 180 days after the closing of the transaction, which was February 16, 2012. Through June 30, 2012, Centennial had put back two loans, totaling approximately $169,000. Upon repurchase, Park is required to charge each of the repurchased loans down to its current fair value. Park has recognized other expense of $3.4 million through June 30, 2012 to establish a liability account that will be utilized to cover anticipated write downs on the loans repurchased from Centennial.

The balance sheet of SEPH as of March 31, 2012 and June 30, 2012 was as follows:

(in thousands)	March 31, 2012	June 30, 2012
Assets
Cash	$16,049	$15,493
Performing loans	16,123	8,509
Nonperforming loans	82,326	74,100
OREO	28,578	24,985
Other assets	18,417	16,964
Total assets	$161,493	$140,051

Liabilities and equity
Intercompany borrowings	$140,000	$120,000
Other liabilities	4,623	8,822
Equity	16,870	11,229
Total liabilities and equity	$161,493	$140,051

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first six months of 2012.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2011	$72,334	$2,509	$74,843
Amortization	—	1,894	1,894
June 30, 2012	$72,334	$615	$72,949

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

Core deposit intangibles amortization expense is projected to be as follows for the remainder of 2012 and for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2012	$278
2013	337
2014	—
Total	$615

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012			December 31, 2011
	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
(In thousands)
Commercial, financial and agricultural *	$771,702	$3,478	$775,180	$743,797	$3,121	$746,918

Commercial real estate *	1,093,748	3,840	1,097,588	1,108,574	4,235	1,112,809
Construction real estate:
Vision/SEPH commercial land and development *	21,004	1	21,005	31,603	31	31,634
Remaining commercial	143,782	398	144,180	156,053	394	156,447
Mortgage	22,954	73	23,027	20,039	64	20,103
Installment	8,977	46	9,023	9,851	61	9,912
Residential real estate:
Commercial	392,547	758	393,305	395,824	1,105	396,929
Mortgage	1,039,189	1,660	1,040,849	953,758	1,522	955,280
HELOC	219,084	887	219,971	227,682	942	228,624
Installment	47,036	218	47,254	51,354	236	51,590
Consumer	623,288	2,704	625,992	616,505	2,930	619,435
Leases	3,540	29	3,569	2,059	43	2,102
Total loans	$4,386,851	$14,092	$4,400,943	$4,317,099	$14,684	$4,331,783
* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision/SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual, accruing restructured, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2012 and December 31, 2011:

	June 30, 2012
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$37,356	$4,235	$2	$41,593
Commercial real estate	39,074	4,895	—	43,969
Construction real estate:
SEPH commercial land and development	18,286	—	—	18,286
Remaining commercial	16,953	12,609	—	29,562
Mortgage	—	61	86	147
Installment	133	—	8	141
Residential real estate:
Commercial	37,257	20	—	37,277
Mortgage	26,145	5,506	1,045	32,696
HELOC	1,972	—	—	1,972
Installment	1,273	22	159	1,454
Consumer	1,932	—	615	2,547
Leases	—	—	—	—
Total loans	$180,381	$27,348	$1,915	$209,644

	December 31, 2011
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$37,797	$2,848	$—	$40,645
Commercial real estate	43,704	8,274	—	51,978
Construction real estate:
Vision commercial land and development	25,761	—	—	25,761
Remaining commercial	14,021	11,891	—	25,912
Mortgage	66	—	—	66
Installment	30	—	—	30
Residential real estate:
Commercial	43,461	815	—	44,276
Mortgage	25,201	4,757	2,610	32,568
HELOC	1,412	—	—	1,412
Installment	1,777	98	58	1,933
Consumer	1,876	—	893	2,769
Leases	—	—	—	—
Total loans	$195,106	$28,683	$3,561	$227,350

The following table provides additional information regarding those nonaccrual and accruing restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
(In thousands)	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$41,591	$41,591	$—	$40,645	$40,621	$24
Commercial real estate	43,969	43,969	—	51,978	51,978	—
Construction real estate:
Vision/SEPH commercial land and development	18,286	17,272	1,014	25,761	24,328	1,433
Remaining commercial	29,562	29,562	—	25,912	25,912	—
Mortgage	61	—	61	66	—	66
Installment	133	—	133	30	—	30
Residential real estate:
Commercial	37,277	37,277	—	44,276	44,276	—
Mortgage	31,651	—	31,651	29,958	—	29,958
HELOC	1,972	—	1,972	1,412	—	1,412
Installment	1,295	—	1,295	1,875	—	1,875
Consumer	1,932	19	1,913	1,876	20	1,856
Leases	—	—	—	—	—	—
Total loans	$207,729	$169,690	$38,039	$223,789	$187,135	$36,654

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2012 and December 31, 2011.

	June 30, 2012			December 31, 2011
	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded
Commercial, financial and agricultural	$36,340	$27,776	$—	$23,164	$18,098	$—
Commercial real estate	57,055	36,255	—	58,242	41,506	—
Construction real estate:
Vision/SEPH commercial land and development	63,422	17,272	—	54,032	17,786	—
Remaining commercial	32,923	18,926	—	33,319	18,372	—
Residential real estate:
Commercial	43,612	33,357	—	49,341	38,686	—
Consumer	19	19	—	20	20	—

With an allowance recorded
Commercial, financial and agricultural	17,685	13,815	4,793	23,719	22,523	5,819
Commercial real estate	9,414	7,714	1,354	12,183	10,472	4,431
Construction real estate:
Vision/SEPH commercial land and development	—	—	—	20,775	6,542	1,540
Remaining commercial	11,212	10,636	3,926	9,711	7,540	1,874
Residential real estate:
Commercial	5,072	3,920	873	6,402	5,590	2,271
Consumer	—	—	—	—	—	—

Total	$276,754	$169,690	$10,946	$290,908	$187,135	$15,935

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral, less costs to sell. At June 30, 2012 and December 31, 2011, there were $99.9 million and $83.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $7.3 million and $20.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2012 and December 31, 2011, of $10.9 million and $15.9 million, respectively, related to loans with a recorded investment of $36.1 million and $52.7 million, respectively.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2012 and June 30, 2011:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in thousands)	Recorded investment as of June 30, 2012	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2011	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$41,591	$42,056	$205	$24,008	$20,688	$41
Commercial real estate	43,969	42,689	287	47,243	51,359	54
Construction real estate:
Vision/SEPH commercial land and development	17,272	18,412	—	46,847	71,682	—
Remaining commercial	29,562	31,428	199	33,685	27,998	136
Residential real estate:
Commercial	37,277	40,359	125	48,594	55,096	14
Consumer	19	19	1	23	5	1

Total	$169,690	$174,963	$817	$200,400	$226,828	$246

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in thousands)	Recorded investment as of June 30, 2012	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2011	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$41,591	$41,218	$310	$24,008	$20,203	$106
Commercial real estate	43,969	45,758	494	47,243	53,619	124
Construction real estate:
Vision/SEPH commercial land and development	17,272	20,302	—	46,847	77,711	—
Remaining commercial	29,562	28,899	450	33,685	27,616	214
Residential real estate:
Commercial	37,277	41,541	165	48,594	57,269	153
Consumer	19	20	1	23	12	1

Total	$169,690	$177,738	$1,420	$200,400	$236,430	$598

The following tables present the aging of the recorded investment in past due loans as of June 30, 2012 and December 31, 2011 by class of loan.

	June 30, 2012
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$1,936	$27,719	$29,655	$745,525	$775,180
Commercial real estate	3,144	16,456	19,600	1,077,988	1,097,588
Construction real estate:
SEPH commercial land and development	—	14,820	14,820	6,185	21,005
Remaining commercial	147	4,991	5,138	139,042	144,180
Mortgage	61	86	147	22,880	23,027
Installment	172	24	196	8,827	9,023
Residential real estate:
Commercial	1,326	8,228	9,554	383,751	393,305
Mortgage	14,575	16,805	31,380	1,009,469	1,040,849
HELOC	635	351	986	218,985	219,971
Installment	756	578	1,334	45,920	47,254
Consumer	8,986	1,854	10,840	615,152	625,992
Leases	—	10	10	3,559	3,569
Total loans	$31,738	$91,922	$123,660	$4,277,283	$4,400,943
* Includes $1.9 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.

	December 31, 2011
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$3,106	$11,308	$14,414	$732,504	$746,918
Commercial real estate	2,632	21,798	24,430	1,088,379	1,112,809
Construction real estate:
Vision commercial land and development	—	19,235	19,235	12,399	31,634
Remaining commercial	99	7,839	7,938	148,509	156,447
Mortgage	76	—	76	20,027	20,103
Installment	421	8	429	9,483	9,912
Residential real estate:
Commercial	1,545	10,097	11,642	385,287	396,929
Mortgage	15,879	20,614	36,493	918,787	955,280
HELOC	1,015	436	1,451	227,173	228,624
Installment	1,549	1,136	2,685	48,905	51,590
Consumer	11,195	2,192	13,387	606,048	619,435
Leases	—	—	—	2,102	2,102
Total loans	$37,517	$94,663	$132,180	$4,199,603	$4,331,783
* Includes $3.6 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2012 and December 31, 2011 is included in the tables above. Generally, Park considers loans 90 days or more past due to be nonperforming. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of

8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Any commercial loan graded an 8 (loss) is completely charged-off.

The tables below present the recorded investment by loan grade at June 30, 2012 and December 31, 2011 for all commercial loans:

	June 30, 2012
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$7,485	$1,790	$41,591	$724,314	$775,180

Commercial real estate	34,413	6,551	43,969	1,012,655	1,097,588

Construction real estate:
SEPH commercial land and development	1,935	—	18,286	784	21,005
Remaining commercial	8,462	232	29,562	105,924	144,180

Residential real estate:
Commercial	13,510	1,748	37,277	340,770	393,305

Leases	—	—	—	3,569	3,569

Total Commercial Loans	$65,805	$10,321	$170,685	$2,188,016	$2,434,827

	December 31, 2011
(in thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural	$11,785	$7,628	$40,645	$686,860	$746,918

Commercial real estate	37,445	10,460	51,978	1,012,926	1,112,809

Construction real estate:
Vision commercial land and development	3,102	—	25,761	2,771	31,634
Remaining commercial	6,982	8,311	25,912	115,242	156,447

Residential real estate:
Commercial	17,120	3,785	44,276	331,748	396,929
Leases	—	—	—	2,102	2,102

Total Commercial Loans	$76,434	$30,184	$188,572	$2,151,649	$2,446,839

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended June 30, 2012 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At June 30, 2012 and December 31, 2011, there were $102.4 million and $100.4 million, respectively, of TDRs included in nonaccrual loan totals. As of June 30, 2012 and December 31, 2011, there were $27.3 million and $28.7 million, respectively, of TDRs included in accruing loan totals. At June 30, 2012 and December 31, 2011, $68.4 million and $79.9 million of the nonaccrual TDRs were current. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future. At June 30, 2012 and December 31, 2011, Park had commitments to lend $3.5 million and $4.0 million, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at June 30, 2012 and December 31, 2011 was $7.4 million and $9.1 million, respectively. Modifications made in 2011 and 2012 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $818,000 and $1.1 million were recorded during the three month and six month periods ending June 30, 2012, respectively, as a result of TDRs identified in the 2012 year.

The terms of certain other loans were modified during the six month period ended June 30, 2012 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2012 of $1.2 million. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2012 of $16.0 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three and six month periods ended June 30, 2012 as well as the recorded investment of these contracts at June 30, 2012. The recorded investment pre- and post-modification is generally the same.

	Three Months Ended June 30, 2012
	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
(In thousands)
Commercial, financial and agricultural	11	$175	$2,692	$2,867
Commercial real estate	4	—	1,739	1,739
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	—	258	258
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	675	675
Mortgage	6	—	1,338	1,338
HELOC	—	—	—	—
Installment	3	—	169	169
Consumer	—	—	—	—
Leases	—	—	—	—
Total loans	27	$175	$6,871	$7,046

	Six Months Ended June 30, 2012
	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
(In thousands)
Commercial, financial and agricultural	16	$1,862	$3,428	$5,290
Commercial real estate	20	1,836	4,677	6,513
Construction real estate:
SEPH commercial land and development	4	—	862	862
Remaining commercial	10	3,776	6,575	10,351
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	5	—	814	814
Mortgage	15	222	2,379	2,601
HELOC	—	—	—	—
Installment	3	—	170	170
Consumer	1	—	91	91
Leases	—	—	—	—
Total loans	74	$7,696	$18,996	$26,692

As of December 31, 2011, $2.2 million and $8.0 million of those loans modified during the three and six month periods, respectively, ended June 30, 2012 were on nonaccrual status.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three and/or six month period ended June 30, 2012. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
(In thousands)
Commercial, financial and agricultural	6	$6,546	9	$6,786
Commercial real estate	7	1,820	7	1,820
Construction real estate:
SEPH commercial land and development	3	639	3	639
Remaining commercial	4	3,267	7	4,699
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	6	1,626	6	1,626
Mortgage	9	830	11	1,165
HELOC	1	46	1	46
Installment	2	169	2	169
Consumer	—	—	—	—
Leases	—	—	—	—
Total loans	38	$14,943	46	$16,950

Of the $17.0 million in modified TDRs which defaulted during the period ended June 30, 2012, $110,000 were accruing loans and $16.9 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2012 and June 30, 2011 is summarized below.

	Three Months Ended June 30, 2012
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$18,328	$12,006	$9,747	$13,868	$5,809	$—	$59,758
Charge-offs	5,423	935	1,009	1,701	996	—	10,064
Recoveries	124	247	1,699	1,187	507	—	3,764
Net Charge-offs	5,299	688	(690)	514	489	—	6,300
Provision	2,191	638	1,256	452	701	—	5,238
Ending balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696

	Six Months Ended June 30, 2012
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444
Charge-offs	9,961	5,869	5,329	5,623	2,249	—	29,031
Recoveries	592	339	1,766	1,796	1,214	—	5,707
Net Charge-offs	9,369	5,530	3,563	3,827	1,035	—	23,324
Provision	7,639	1,947	823	1,941	1,226	—	13,576
Ending balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696

	Three Months Ended June 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$11,791	$25,220	$71,835	$32,415	$7,265	$4	$148,530
Charge-offs	5,330	6,565	23,679	4,789	1,942	—	42,305
Recoveries	327	22	117	390	577	—	1,433
Net Charge-offs	5,003	6,543	23,562	4,399	1,365	—	40,872
Provision	9,921	4,630	(8,160)	4,281	1,844	—	12,516
Ending balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174

	Six Months Ended June 30, 2011
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Beginning balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	7,171	8,350	27,099	7,276	3,915	—	53,811
Recoveries	896	824	213	891	967	3	3,794
Net Charge-offs	6,275	7,526	26,886	6,385	2,948	(3)	50,017
Provision	11,429	6,464	(3,463)	8,423	3,767	(4)	26,616
Ending balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174

The allowance for loan losses as of June 30, 2012 was $58.7 million, a decline of $61.5 million from the $120.2 million at June 30, 2011. The decline was primarily due to the the following:

▪
The sale of the Vision business on February 16, 2012. As of June 30, 2011, the allowance for loan losses at Vision was $47.2 million. With the sale of the Vision business, all specific reserves established for impaired loans were charged off. Additionally, all general reserves related to performing loans retained by Vision were charged off.

▪	Improvements in the credit quality of the Park Ohio commercial loan portfolio.

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2012 and December 31, 2011, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2012 and December 31, 2011, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report).

The composition of the allowance for loan losses at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012
	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
(In thousands)
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,793	$1,354	$3,926	$873	$—	$—	$10,946
Collectively evaluated for impairment	10,427	10,602	7,767	12,933	6,021	—	47,750
Total ending allowance balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696

Loan balance:
Loans individually evaluated for impairment	$41,496	$44,020	$46,791	$37,277	$19	$—	$169,603
Loans collectively evaluated for impairment	730,206	1,049,728	149,926	1,660,579	623,269	3,540	4,217,248
Total ending loan balance	$771,702	$1,093,748	$196,717	$1,697,856	$623,288	$3,540	$4,386,851

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	11.55%	3.08%	8.39%	2.34%	—%	—%	6.45%
Loans collectively evaluated for impairment	1.43%	1.01%	5.18%	0.78%	0.97%	—%	1.13%
Total ending loan balance	1.97%	1.09%	5.94%	0.81%	0.97%	—%	1.34%

Recorded investment:
Loans individually evaluated for impairment	$41,591	$43,969	$46,834	$37,277	$19	$—	$169,690
Loans collectively evaluated for impairment	733,589	1,053,619	150,401	1,664,102	625,973	3,569	4,231,253
Total ending loan balance	$775,180	$1,097,588	$197,235	$1,701,379	$625,992	$3,569	$4,400,943

	December 31, 2011
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,819	$4,431	$3,414	$2,271	$—	$—	$15,935
Collectively evaluated for impairment	11,131	11,108	11,019	13,421	5,830	—	52,509
Total ending allowance balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444

Loan balance:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$—	$187,135
Loans collectively evaluated for impairment	703,176	1,056,596	167,306	1,584,342	616,485	2,059	4,129,964
Total ending loan balance	$743,797	$1,108,574	$217,546	$1,628,618	$616,505	$2,059	$4,317,099

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.33%	8.52%	6.80%	5.13%	—%	—%	8.52%
Loans collectively evaluated for impairment	1.58%	1.05%	6.59%	0.85%	0.95%	—%	1.27%
Total ending loan balance	2.28%	1.40%	6.63%	0.96%	0.95%	—%	1.59%

Recorded investment:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$—	$187,135
Loans collectively evaluated for impairment	706,297	1,060,831	167,856	1,588,147	619,415	2,102	4,144,648
Total ending loan balance	$746,918	$1,112,809	$218,096	$1,632,423	$619,435	$2,102	$4,331,783

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011.

(in thousands, except share and per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income available to common shareholders	$16,938	$27,489	$46,936	$48,221
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,405,902	15,398,919	15,405,906	15,398,925
Effect of dilutive options and warrants	—	674	3,784	2,581
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,405,902	15,399,593	15,409,690	15,401,506
Earnings per common share:
Basic earnings per common share	$1.10	$1.79	$3.05	$3.13
Diluted earnings per common share	$1.10	$1.79	$3.05	$3.13

As of June 30, 2012 and 2011, options to purchase 65,975 and 75,545 common shares, respectively, were outstanding under Park’s 2005 Incentive Stock Option Plan. A warrant to purchase 227,376 common shares was outstanding at June 30, 2011 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP.”) Park repurchased the CPP warrant on May 2, 2012. In addition, warrants to purchase an aggregate of 35,992 common shares were outstanding at June 30, 2011 as a result of the issuance of common shares and warrants to purchase common shares on December 10, 2010 (the “December 2010 Warrants”). The December 2010 Warrants expired in 2011, with no warrants being exercised.

The common shares represented by the options and the December 2010 Warrants totaling a weighted average of 70,047 and 144,514 were not included in the computation of diluted earnings per common share for the six months ended June 30, 2012 and 2011, respectively, because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was included in the computation of diluted earnings per common share for the six months ended June 30, 2012 and 2011, as the dilutive effect of this warrant was 3,784 and 2,581 common shares for the six month periods ended June 30, 2012 and June 30, 2011, respectively. The exercise price of the CPP warrant to purchase 227,376 common shares was $65.97.

Note 8 – Segment Information

The Corporation is a bank holding company headquartered in Newark, Ohio. Prior to February 16, 2012, the operating segments for the Corporation were its two chartered bank subsidiaries, The Park National Bank (headquartered in Newark, Ohio) (“PNB”) and Vision Bank (“VB” or “Vision”) (headquartered in Panama City, Florida). On February 16, 2012, Vision sold certain assets and liabilities to Centennial Bank (see Note 3). Promptly following the closing of the transaction, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation (the “Florida Corporation”). The Florida Corporation merged with and into a wholly-owned non-bank subsidiary of Park, SE Property Holdings, LLC (“SEPH”), with SEPH being the surviving entity. The closing of this transaction prompted Park to add SEPH as a reportable segment. Additionally, due to the increased significance of the entity, Guardian Financial Services Company (“GFSC”) was added as a reportable segment during the first quarter of 2012.

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

	Operating Results for the three months ended June 30, 2012
(in thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$56,022	$—	$2,305	$(1,125)	$1,478	$58,680
Provision for loan losses	3,756	—	200	1,282	—	5,238
Other income (loss) and security gains	17,700	—	—	(275)	83	17,508
Other expense	37,260	—	706	5,999	1,839	45,804
Net income (loss)	23,483	—	909	(5,640)	134	18,886

Assets (as of June 30, 2012)	$6,535,709	$—	$48,763	$140,051	$(18,949)	$6,705,574

	Operating Results for the three months ended June 30, 2011
(in thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$60,542	$7,000	$2,195	$(224)	$509	$70,022
Provision for loan losses	4,975	7,016	525	—	—	12,516
Other income (loss) and security gains	30,403	1,656	—	(1,641)	82	30,500
Other expense	36,315	8,174	639	32	1,847	47,007
Net income (loss)	34,250	(4,219)	669	(1,233)	(514)	28,953

Assets (as of June 30, 2011)	$6,565,419	$743,980	$45,912	$38,103	$(71,390)	$7,322,024

	Operating Results for the six months ended June 30, 2012
(in thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income	$111,868	$—	$4,516	$1,485	$2,539	$120,408
Provision for loan losses	8,428	—	450	4,698	—	13,576
Other income and security gains	34,361	—	—	22,616	151	57,128
Other expense	75,316	—	1,427	14,164	3,367	94,274
Net income	45,044	—	1,715	3,419	183	50,361

	Operating Results for the six months ended June 30, 2011
(in thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$120,779	$13,755	$4,220	$(224)	$805	$139,335
Provision for loan losses	9,950	15,616	1,050	—	—	26,616
Other income (loss) and security gains	53,300	339	—	(1,641)	167	52,165
Other expense	72,636	15,599	1,216	32	3,870	93,353
Net income (loss)	63,279	(11,065)	1,269	(1,233)	(1,101)	51,149

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and six month periods ended June 30, 2012 and 2011. The reconciling amounts for consolidated total assets for the periods ended June 30, 2012 and 2011 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Stock Option Plan

Park did not grant any stock options during the six month periods ended June 30, 2012 and 2011.

The following table summarizes stock option activity during the first six months of 2012.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	74,020	$74.96
Granted	—	—
Exercised	—	—
Forfeited/Expired	8,045	74.96
Outstanding at June 30, 2012	65,975	$74.96

All of the stock options outstanding at June 30, 2012 were exercisable. The aggregate intrinsic value of the outstanding stock options at June 30, 2012 was $0. In addition, no stock options were exercised during the first six months of 2012 or 2011. The weighted average contractual remaining term was 0.44 years for the stock options outstanding at June 30, 2012.

All of the common shares delivered upon the exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At June 30, 2012, incentive stock options granted under the 2005 Plan covering 65,975 common shares were outstanding. At June 30, 2012, Park held 745,109 treasury shares that were available for issuance under the 2005 Plan.

Note 10 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2012 and December 31, 2011, respectively, Park had approximately $16.4 million and $11.5 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 5 and 6. The contractual balance was $16.1 million and $11.4 million at June 30, 2012 and December 31, 2011. The gain expected upon sale was $291,000 and $182,000 at June 30, 2012 and December 31, 2011. None of these loans are 90 days or more past due or on nonaccrual status as of June 30, 2012 or December 31, 2011.

Note 11 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six months ended June 30, 2012, Park recognized an other-than-temporary impairment charge of $54,000, related to an equity investment in a financial institution. For the three and six months ended June 30, 2011, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2012, were as follows:

Securities Available-for-Sale (in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$490,000	$1,961	$192	$491,769
Obligations of states and political subdivisions	2,615	35	—	2,650
U.S. Government sponsored entities asset-backed securities	352,970	17,622	—	370,592
Other equity securities	1,134	1,002	—	2,136
Total	$846,719	$20,620	$192	$867,147

Securities Held-to-Maturity	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$1,127	$3	$—	$1,130
U.S. Government sponsored entities asset-backed securities	754,095	12,851	—	766,946
Total	$755,222	$12,854	$—	$768,076

Management does not believe any of the unrealized losses at June 30, 2012 or December 31, 2011 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at June 30, 2012, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Obligations of U.S. Treasury and other U.S. Government agencies	$89,808	$192	$—	$—	$89,808	$192
Total	$89,808	$192	$—	$—	$89,808	$192

Investment securities at December 31, 2011, were as follows:

Securities Available-for-Sale (in thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$370,043	$1,614	$—	$371,657
Obligations of states and political subdivisions	2,616	44	—	2,660
U.S. Government sponsored entities asset-backed securities	427,300	16,995	—	444,295
Other equity securities	1,188	877	32	2,033
Total	$801,147	$19,530	$32	$820,645

Securities Held-to-Maturity	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$1,992	$5	$—	$1,997
U.S. Government sponsored entities asset-backed securities	818,232	14,377	32	832,577
Total	$820,224	$14,382	$32	$834,574

Securities with unrealized losses at December 31, 2011, were as follows:

(in thousands)	Less than 12 months		12 months or longer		Total
Securities Available-for-Sale	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Other equity securities	$—	$—	$80	$32	$80	$32
Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$—	$—	$38,775	$32	$38,775	$32

 Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2012, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

(in thousands)	Amortized cost	Fair value
Securities Available-for-Sale
U.S. Treasury and sponsored entities notes:
Due within one year	$400,000	$401,961
Due one through five years	—	—
Due five through ten years	90,000	89,808
Total	$490,000	$491,769

Obligations of states and political subdivisions:
Due within one year	$2,120	$2,131
Due one through five years	495	519
	$2,615	$2,650

U.S. Government sponsored entities asset-backed securities:
Total	$352,970	$370,592

(in thousands)	Amortized cost	Fair value
Securities Held-to-Maturity
Obligations of state and political subdivisions:
Due within one year	$1,037	$1,040
Due one through five years	90	90
Total	$1,127	$1,130
U.S. Government sponsored entities asset-backed securities:
Total	$754,095	$766,946

The $490 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. These callable securities have a final maturity in 9 to 15 years, but are shown in the table at their expected call date.

There were no sales of investment securities during the three or six month periods ended June 30, 2012. During the first quarter of 2011, Park sold $105.4 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $6.6 million. Park also sold $1.0 million of municipal securities during the first quarter of 2011 for no gain or loss. During the second quarter of 2011, Park sold $191.0 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $15.4 million.

Note 12 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	June 30, 2012	December 31, 2011
(in thousands)
Federal Home Loan Bank stock	$59,409	$60,728
Federal Reserve Bank stock	6,876	6,876
Total	$66,285	$67,604

Note 13 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $15.9 million and $14 million for the six month periods ended June 30, 2012 and 2011, respectively.

The following table shows the components of net periodic benefit expense:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$1,068	$1,139	$2,136	$2,278
Interest cost	1,012	992	2,024	1,984
Expected return on plan assets	(2,186)	(1,886)	(4,372)	(3,772)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	427	352	854	705
Benefit expense	$326	$602	$652	$1,205

As a result of the February 16, 2012 acquisition of certain Vision assets and liabilities by Centennial Bank it was necessary to re-measure the plan assets and liabilities resulting in a reduction to the unrecognized net loss account, within Accumulated Other Comprehensive (Loss), of $412,000 (net of tax of $222,000).

Note 14 – Derivative Instruments

FASB ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by U.S. GAAP, the Company records all derivatives on the consolidated condensed balance sheet at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

At June 30, 2012, the interest rate swap’s fair value of $(448,000) was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the three and six months ended June 30, 2012. At June 30, 2012, the variable rate on the $25 million subordinated note was 2.46% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the six months ended June 30, 2012, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $259,000 (net of taxes of $139,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of June 30, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of June 30, 2012, Park had mortgage loan interest rate lock commitments outstanding of approximately $27.0 million. Park has specific forward contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under U.S. GAAP. At June 30, 2012, the fair value of the derivative instruments was approximately $365,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2012, the fair value of the swap liability of $135,000 is an estimate of the exposure based upon probability-weighted potential Visa litigation losses and consideration of the Visa settlement agreement announced on July 13, 2012 to resolve the Federal Multi-District Interchange Litigation.

Note 15 – Loan Servicing

Park serviced sold mortgage loans of $1.3 billion at June 30, 2012, compared to $1.35 billion at December 31, 2011 and $1.42 billion at June 30, 2011. At June 30, 2012, $20.3 million of the sold mortgage loans were sold with recourse compared to $32.2 million at June 30, 2011. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2012, management determined that no liability was deemed necessary for these loans.

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

Activity for MSRs and the related valuation allowance follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2012	2011	2012	2011
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,975	$10,365	$9,301	$10,488
Additions	697	309	1,259	638
Amortization	(817)	(415)	(1,705)	(935)
Changes in valuation allowance	(46)	—	(46)	68

Carrying amount, net, end of period	$8,809	$10,259	$8,809	$10,259

Valuation allowance:
Beginning of period	$1,021	$680	$1,021	$748
Changes in valuation allowance	46	—	46	(68)
End of period	$1,067	$680	$1,067	$680

Servicing fees included in other service income were $1.0 million and $2.2 million for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2011, servicing fees included in other service income were $1.4 million and $2.8 million.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2012 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2012
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$491,769	$—	$491,769
Obligations of states and political subdivisions	—	2,650	—	2,650
U.S. Government sponsored entities’ asset-backed securities	—	370,592	—	370,592
Equity securities	1,398	—	738	2,136
Mortgage loans held for sale	—	16,355	—	16,355
Mortgage IRLCs	—	365	—	365

Liabilities
Interest rate swap	$—	$448	$—	$448
Fair value swap	—	—	135	135

Fair Value Measurements at December 31, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Assets
Investment securities
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$371,657	$—	$371,657
Obligations of states and political subdivisions	—	2,660	—	2,660
U.S. Government sponsored entities’ asset-backed securities	—	444,295	—	444,295
Equity securities	1,270	—	763	2,033
Mortgage loans held for sale	—	11,535	—	11,535
Mortgage IRLCs	—	251	—	251

Liabilities
Interest rate swap	$—	$846	$—	$846
Fair value swap	—	—	700	700

There were no transfers between Level 1 and Level 2 during 2012 or 2011. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2012 and 2011

(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at April 1, 2012	$—	$756	$(135)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	—	—	—
Included in other comprehensive income	—	(18)	—
Purchases, sales, issuances and settlements, other	—	—	—
Periodic settlement of fair value swap	—	—	—
Balance at June 30, 2012	$—	$738	$(135)

Balance, at April 1, 2011	$2,470	$740	$(60)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	—	—	—
Included in other comprehensive income	—	1	—
Purchases, sales, issuances and settlements, other	(2,470)	—	(140)
Re-evaluation of fair value swap	—	—	—
Balance at June 30, 2011	$—	$741	$(200)

Level 3 Fair Value Measurements
Six Months Ended June 30, 2012 and 2011

(in thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2012	$—	$763	$(700)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	—	—	—
Included in other comprehensive income	—	(25)	—
Purchases, sales, issuances and settlements, other	—	—	—
Periodic settlement of fair value swap	—	—	(565)
Balance at June 30, 2012	$—	$738	$(135)

Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	(128)	—	—
Included in other comprehensive income	—	(4)	—
Purchases, sales, issuances and settlements, other	(2,470)	—	(140)
Re-evaluation of fair value swap	—	—	—
Balance at June 30, 2011	$—	$741	$(200)
Assets and liabilities measured at fair value on a nonrecurring basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using (1) an appraisal, (2) net book value per the borrower’s financial statements, or (3) aging reports. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated valuations are obtained annually for all impaired loans in accordance with Company policy.

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

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at June 30, 2012 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2012
Impaired loans:
Commercial real estate	$—	$—	$25,534	$25,534
Construction real estate:
SEPH commercial land and development	—	—	16,738	16,738
Remaining commercial	—	—	8,564	8,564
Residential real estate	—	—	10,430	10,430
Total impaired loans	$—	$—	$61,266	$61,266
Mortgage servicing rights	—	5,027	—	5,027
Other real estate owned	—	—	38,424	38,424

Fair Value Measurements at December 31, 2011 using:
(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Impaired loans:
Commercial real estate	$—	$—	$24,859	$24,859
Construction real estate:
Vision commercial land and development	—	—	21,228	21,228
Remaining commercial	—	—	8,860	8,860
Residential real estate	—	—	12,935	12,935
Total impaired loans	$—	$—	$67,882	$67,882
Mortgage servicing rights	—	5,815	—	5,815
Other real estate owned	—	—	42,272	42,272

Impaired loans had a book value of $169.7 million at June 30, 2012, after partial charge-offs of $107.2 million. In addition, those loans carried at fair value had a specific valuation allowance of $6.2 million. Of the $169.7 million impaired loan portfolio, loans with a book value of $67.4 million were carried at their fair value of $61.3 million, as a result of the aforementioned charge-offs and specific valuation allowance. The remaining $102.3 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2011, impaired loans had a book value of $187.1 million. Of these, $67.9 million were carried at fair value, as a result of partial charge-offs of $103.8 million and a specific valuation allowance for those loans carried at fair value of $10.1 million. The remaining $119.3 million of impaired loans at

December 31, 2011 were carried at cost. Expense related to impaired loans carried at fair value during the six month period ended June 30, 2012 was $6.8 million.

MSRs, which are carried at the lower of cost or fair value, were recorded at $8.8 million at June 30, 2012. Of the $8.8 million MSR carrying balance at June 30, 2012, $5.0 million was recorded at fair value and included a valuation allowance of $1.1 million. The remaining $3.8 million was recorded at cost, as the fair value exceeded cost at June 30, 2012. At December 31, 2011, MSRs were recorded at $9.3 million, including a valuation allowance of $1.0 million. Expense related to MSRs carried at fair value during the six month period ended June 30, 2012 and for the year ended December 31, 2011 was $46,000 and $273,000, respectively.

At June 30, 2012 and December 31, 2011, the estimated fair value of OREO, less estimated selling costs, amounted to $38.4 million and $42.3 million, respectively. The financial impact of OREO fair value adjustments for the six month period ended June 30, 2012 and the year ended December 31, 2011 was $4.0 million and $8.2 million, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

(in thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	25,534	Sales comparison approach	Adj to comparables	0.0% - 59.0% (25.8%)
		Income approach	Capitalization rate	9.0% - 12.5% (11.7%)
Construction real estate:
SEPH commercial land and development	16,738	Sales comparison approach	Adj to comparables	0.0% - 68.6% (30.8%)
		Bulk sale approach	Discount rate	25.0% - 35.0% (26.9%)
Remaining commercial	8,564	Bulk sale approach	Discount rate	28.0% - 45.0% (37.5%)
Residential real estate	10,430	Sales comparison approach	Adj to comparables	0.0% - 43.0% (3.7%)

Other real estate owned	38,424	Sales comparison approach	Adj to comparables	0.0% - 49.0% (14.9%)
		Income approach	Capitalization rate	10.0% - 14.3% (12.7%)

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

The fair value of financial instruments at June 30, 2012 and December 31, 2011, was as follows:

(in thousands)	June 30, 2012
		Fair Value Measurements
Financial assets:	Carrying value	Level 1	Level 2	Level 3	Total fair value
Cash and money market instruments	$208,062	$208,062	$—	$—	$208,062
Investment securities	1,622,369	1,398	1,633,087	738	1,635,223
Accrued interest receivable - securities	6,129	—	6,129	—	6,129
Accrued interest receivable - loans	14,091	—	4	14,087	14,091
Mortgage loans held for sale	16,355	—	16,355	—	16,355
Impaired loans carried at fair value	61,266	—	—	61,266	61,266
Other loans	4,250,534	—	—	4,365,807	4,365,807
Loans receivable, net	$4,328,155	$—	$16,355	$4,427,073	$4,443,428

Financial liabilities:
Noninterest bearing checking accounts	$1,034,952	$1,034,952	$—	—	$1,034,952
Interest bearing transactions accounts	1,244,586	1,244,586	—	—	1,244,586
Savings accounts	997,603	997,603	—	—	997,603
Time deposits	1,541,535	—	1,546,889	—	1,546,889
Other	4,299	4,299	—	—	4,299
Total deposits	$4,822,975	$3,281,440	$1,546,889	$—	$4,828,329

Short-term borrowings	$240,602	$—	$240,602	$—	$240,602
Long-term debt	806,287	—	899,321	—	899,321
Subordinated debentures/notes	105,250	—	100,744	—	100,744
Accrued interest payable – deposits	2,527	35	2,492	—	2,527
Accrued interest payable – debt/borrowings	2,133	23	2,110	—	2,133

Derivative financial instruments:
Interest rate swap	$448	$—	$448	$—	$448
Fair value swap	135	—	—	135	135

(in thousands)	December 31, 2011
	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$157,486	$157,486
Investment securities	1,640,869	1,655,219
Accrued interest receivable	19,697	19,697
Mortgage loans held for sale	11,535	11,535
Impaired loans carried at fair value	67,882	67,882
Other loans	4,169,238	4,187,155
Loans receivable, net	$4,248,655	$4,266,572
Assets held for sale	$382,462	$382,462

Financial liabilities:
Noninterest bearing checking accounts	$995,733	$995,733
Interest bearing transactions accounts	1,037,385	1,037,385
Savings accounts	931,526	931,526
Time deposits	1,499,105	1,506,075
Other	1,365	1,365
Total deposits	$4,465,114	$4,472,084

Short-term borrowings	$263,594	$263,594
Long-term debt	823,182	915,274
Subordinated debentures/notes	75,250	68,601
Accrued interest payable	4,916	4,916
Liabilities held for sale	536,186	536,991

Derivative financial instruments:
Interest rate swap	$846	$846
Fair value swap	700	700

Note 17 – Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of Fixed-Rate Cumulative Perpetual Preferred Shares, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”). The Series A Preferred Shares constituted Tier 1 capital and ranked senior to Park’s common shares. The Series A Preferred Shares were to pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and reset to a rate of 9% per annum thereafter. For the six month period ended June 30, 2012, Park recognized a charge to retained earnings of $3.4 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

As part of its participation in the CPP, Park also issued a warrant to the U.S. Treasury to purchase 227,376 common shares (the “Warrant”), which was equal to 15% of the aggregate amount of the Series A Preferred Shares purchased by the U.S. Treasury, having an exercise price of $65.97. The initial exercise price for the Warrant and the market price for determining the number of common shares subject to the Warrant were determined by reference to the market price of the common shares on the date the Company’s application for participation in the CPP was approved by the U.S. Department of the Treasury (calculated on a 20-day trailing average). The Warrant had a term of 10 years.

As a participant in the CPP, the Company was required to adopt certain standards for compensation and corporate governance, established under the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which amended and replaced the executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”) in their entirety, and the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30. In addition, Park’s ability to declare or pay dividends on or repurchase its common shares was partially restricted until December 23, 2011 as a result of its participation in the CPP.

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

On May 2, 2012, Park entered into a Letter Agreement (the “Warrant Repurchase Letter Agreement”) pursuant to which Park repurchased from the U.S. Treasury the Warrant to purchase 227,376 Park common shares in full for consideration of $2,842,400, or $12.50 per Park common share.

Note 18 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and the related tax effects are shown in the following table for the three and six month periods ended June 30, 2012 and 2011:

Six months ended June 30, (in thousands)	Before-tax amount	Tax effect	Net-of-tax amount
2012
Change in pension plan assets and benefit obligations	$634	$222	$412
Unrealized gains on available-for-sale securities	930	326	604
Unrealized net holding gain on cash flow hedge	398	139	259
Other comprehensive income	$1,962	$687	$1,275

2011
Unrealized gains on available-for-sale securities	$8,919	$3,121	$5,798
Reclassification adjustment for gains realized in net income	(21,997)	(7,699)	(14,298)
Unrealized net holding gain on cash flow hedge	297	104	193
Other comprehensive loss	$(12,781)	$(4,474)	$(8,307)

Three months ended June 30, (in thousands)	Before-tax amount	Tax effect	Net-of-tax amount
2012
Change in pension plan assets and benefit obligations	$—	$—	$—
Unrealized gains on available-for-sale securities	4,320	1,514	2,806
Unrealized net holding gain on cash flow hedge	225	79	146
Other comprehensive income	$4,545	$1,593	$2,952

2011
Unrealized gains on available-for-sale securities	$12,085	$4,229	$7,856
Reclassification adjustment for gains realized in net income	(15,362)	(5,377)	(9,985)
Unrealized net holding gain on cash flow hedge	93	33	60
Other comprehensive loss	$(3,184)	$(1,115)	$(2,069)

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(in thousands)	Before-tax amount	Tax effect	Net-of-tax amount
June 30, 2012
Changes in pension plan assets and benefit obligations	$(31,603)	$(11,061)	$(20,542)
Unrealized gains on available-for-sale securities	20,428	7,151	13,277
Unrealized net holding loss on cash flow hedge	(448)	(157)	(291)
Total accumulated other comprehensive loss	$(11,623)	$(4,067)	$(7,556)

December 31, 2011
Changes in pension plan assets and benefit obligations	$(32,237)	$(11,283)	$(20,954)
Unrealized gains on available-for-sale securities	19,498	6,825	12,673
Unrealized net holding loss on cash flow hedge	(846)	(296)	(550)
Total accumulated other comprehensive loss	$(13,585)	$(4,754)	$(8,831)

June 30, 2011
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	10,186	3,565	6,621
Unrealized net holding loss on cash flow hedge	(1,337)	(468)	(869)
Total accumulated other comprehensive loss	$(15,654)	$(5,479)	$(10,175)

Note 19 — Sale of Common Shares and Issuance of Common Stock Warrants

There were no sales of common shares or issuance of common stock warrants during the six months ended June 30, 2012 or June 30, 2011. Outstanding as of June 30, 2011 were 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010. The Series B Common Share Warrants had an exercise price of $76.41. The Series B Common Share Warrants were not exercised and expired on December 20, 2011.

Note 20 — Subordinated Debentures/Notes

On April 20, 2012, Park entered into a Note Purchase Agreement, dated April 20, 2012 (the “Purchase Agreement”), with 56 purchasers (each, a “Purchaser” and collectively, the Purchasers”). Under the terms of the Purchase Agreement, the Purchasers purchased from Park an aggregate principal amount of $30,000,000 of 7% Subordinated Notes Due April 20, 2022 (individually, a “Note” and collectively, the “Notes”). The Notes are intended to qualify as Tier 2 Capital under applicable rules and regulations of the Federal Reserve Board. Each Note was purchased at a purchase price of 100% of the principal amount thereof. The Notes may not be prepaid by Park prior to April 20, 2017. From and after April 20, 2017, Park may prepay all, or from time to time, any part of the Notes at 100% of the principal amount (plus accrued interest) without penalty, subject to any requirement under Federal Reserve Board regulations to obtain prior approval from the Federal Reserve Board before making any prepayment.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Park's loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park's ability to sell OREO properties at prices as favorable as anticipated; Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically the real estate market and the credit market, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial service organizations increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act’s provisions; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At June 30, 2012, OREO totaled $38.4 million, representing a 9.2% decrease compared to $42.3 million at December 31, 2011. The $3.9 million net decrease in OREO during the first six months of 2012 was a result of $12.9 million in new OREO offset by sales of $12.8 million and devaluations of $4.0 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At June 30, 2012, the fair value of assets based on Level 3 inputs for Park was approximately $100.4 million. This was 10.1% of the total amount of assets measured at fair value as of the end of the second quarter. The fair value of impaired loans was approximately $61.3 million (or 61.1%) of the total amount of Level 3 inputs. Additionally, there were $102.3 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2012 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. At June 30, 2012, on a consolidated basis, Park had core deposit intangibles of $615,000 subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. Please see Note 4 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2012 and 2011

Summary Discussion of Results

Net income for the three months ended June 30, 2012 was $18.9 million compared to $29.0 million for the second quarter of 2011, a decrease of $10.1 million or 34.8%. Net income available to common shareholders (which is net of preferred stock dividends and accretion) was $16.9 million for the second quarter of 2012 compared to $27.5 million for the three months ended June 30, 2011, a decrease of $10.6 million or 38.5%. Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, were $1.95 million for the second quarter of 2012 and $1.46 million for the same quarter in 2011. The results for the second quarter of 2011 include the gains resulting from the sale of investment securities of $15.4 million ($10.0 million after-tax).

On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. As a result of this repurchase, Park recorded a charge to retained earnings and a corresponding reduction to net income available to common shareholders of $1.6 million for the three and six month periods ended June 30, 2012.
Diluted earnings per common share were $1.10 for the second quarter of 2012 compared to $1.79 for the second quarter of 2011, a decrease of $0.69 per share or 38.5%. Weighted average diluted common shares outstanding were 15,405,902 for the three months ended June 30, 2012 compared to 15,399,593 diluted common shares for the second quarter of 2011, an increase of 6,309 diluted common shares or 0.04%.

Net income for the six months ended June 30, 2012 was $50.4 million compared to $51.1 million for the same period in 2011, a decrease of $700,000 or 1.4%. Net income available to common shareholders was $46.9 million for the first six months of 2012 compared to $48.2 million for the same period of 2011, a decrease of $1.3 million or 2.7%. Preferred stock dividends and the related accretion of the discount on the Series A Preferred Shares issued to the U.S. Treasury on December 23, 2008, were $3.43 million for the first six months of 2012 and $2.93 million for the first six months of 2011. The results for the first six months of 2012 and 2011 include the gain from the sale of the Vision Bank business of $22.2 million ($14.4 million after-tax) and the gains resulting from the sale of investment securities of $22.0 million ($14.3 million after-tax), respectively.

Diluted earnings per common share were $3.05 for the first six months of 2012 compared to $3.13 for the same period in 2011, a decrease of $0.08 per share or 2.6%. Weighted average diluted common shares outstanding were 15,409,690 for the six months ended June 30, 2012 compared to 15,401,506 diluted common shares for the first six months of 2011, an increase of 8,184 diluted common shares or 0.05%.

Included in the results discussed above for the first six months of 2012 are the operating results for SE Property Holdings, LLC (“SEPH”), a non-bank subsidiary of Park. The remaining assets and liabilities retained by Vision Bank (“Vision”) subsequent to the sale to Centennial Bank (refer to additional discussion in the “Sale of Vision Bank Business” section below) were subsequently transferred to SEPH through the merger of Vision into SEPH. SEPH also holds other real estate owned (“OREO”) that had previously been transferred to SEPH from Vision. Net income for SEPH for the first six months of 2012 was $3.4 million, which included the gain on the sale of the Vision business.

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

The following tables compare the components of net income for the three and six month periods ended June 30, 2012 with the components of net income for the three and six month periods ended June 30, 2011. This information is provided for Park, The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SEPH, and Vision.

Table - Park – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$58,680	$70,022	(16.20)%	$120,408	$139,335	(13.58)%
Provision for loan losses	5,238	12,516	(58.15)%	13,576	26,616	(48.99)%
Other income	17,508	15,138	15.66%	34,961	30,168	15.89%
Gain on sale of Vision business	—	—	N.M.	22,167	—	N.M.
Security gains	—	15,362	N.M.	—	21,997	N.M.
Operating expenses	45,804	47,007	(2.56)%	94,274	93,353	0.99%
Income before taxes	$25,146	$40,999	(38.67)%	$69,686	$71,531	(2.58)%
Income taxes	6,260	12,046	(48.03)%	19,325	20,382	(5.19)%
Net income	$18,886	$28,953	(34.77)%	$50,361	$51,149	(1.54)%

Table - PNB – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$56,022	$60,542	(7.47)%	$111,868	$120,779	(7.38)%
Provision for loan losses	3,756	4,975	(24.50)%	8,428	9,950	(15.30)%
Other income	17,700	16,869	4.93%	34,361	33,131	3.71%
Security gains	—	13,534	N.M.	—	20,169	N.M.
Operating expenses	37,260	36,315	2.60%	75,316	72,636	3.69%
Income before taxes	$32,706	$49,655	(34.13)%	$62,485	$91,493	(31.71)%
Income taxes	9,223	15,405	(40.13)%	17,441	28,213	(38.18)%
Net income	$23,483	$34,250	(31.44)%	$45,044	$63,280	(28.82)%

Table - GFSC – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$2,305	$2,195	5.01%	$4,516	$4,220	7.01%
Provision for loan losses	200	525	(61.90)%	450	1,050	(57.14)%
Other income	—	—	—%	—	—	—%
Security gains	—	—	—%	—	—	—%
Operating expenses	706	639	10.49%	1,427	1,216	17.35%
Income before taxes	$1,399	$1,031	35.69%	$2,639	$1,954	35.06%
Income taxes	490	362	35.36%	924	685	34.89%
Net income	$909	$669	35.87%	$1,715	$1,269	35.15%

Table - SEPH – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income (expense)	$(1,125)	$(224)	N.M.	$1,485	$(224)	N.M.
Provision for loan losses	1,282	—	N.M.	4,698	—	N.M.
Other income (expense)	(275)	(1,641)	N.M.	449	(1,641)	N.M.
Gain on sale of Vision business	—	—	N.M.	22,167	—	N.M.
Operating expenses	5,999	32	N.M.	14,164	32	N.M.
Income (loss) before taxes	$(8,681)	$(1,897)	N.M.	$5,239	$(1,897)	N.M.
Income taxes (benefit)	(3,041)	(664)	N.M.	1,820	(664)	N.M.
Net income (loss)	$(5,640)	$(1,233)	N.M.	$3,419	$(1,233)	N.M.

 The results for the three and six month periods ended June 30, 2012 for SEPH include the results of the Vision business from January 1, 2012 through February 16, 2012, the day Vision merged with and into SEPH.

Table - Vision – Summary Income Statement
	Three months ended June 30,			Six months ended June 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$—	$7,000	N.M.	$—	$13,755	N.M.
Provision for loan losses	—	7,016	N.M.	—	15,616	N.M.
Other income (expense)	—	(171)	N.M.	—	(1,489)	N.M.
Security gains	—	1,828	N.M.	—	1,828	N.M.
Operating expenses	—	8,174	N.M.	—	15,599	N.M.
Loss before income tax benefit	$—	$(6,533)	N.M.	$—	$(17,121)	N.M.
Income tax benefit	—	(2,315)	N.M.	—	(6,057)	N.M.
Net loss	$—	$(4,218)	N.M.	$—	$(11,064)	N.M.

The table below reflects the net income (loss) by segment for the first and second quarters of 2012, projected results for the second half of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009. Park's segments currently include PNB, GFSC, SEPH and "All Other" which primarily consists of Park's Parent Company.

(In thousands)	Q1 2012	Q2 2012	Projected second half 2012	Projection 2012	2011	2010	2009
PNB	$21,561	$23,483	$45,011	$90,055	$106,851	$102,948	$101,458
GFSC	806	909	1,769	3,484	2,721	2,006	1,752
Park Parent Company	49	134	158	341	(1,595)	(1,439)	1,092
Ongoing operations	$22,416	$24,526	$46,938	$93,880	$107,977	$103,515	$104,302
Vision Bank	—	—	—	—	(22,526)	(45,414)	(30,110)
SEPH	9,059	(5,640)	(7,080)	(3,661)	(3,311)	—	—
Total Park	$31,475	$18,886	$39,858	$90,219	$82,140	$58,101	$74,192

The “Park Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results to be reflective of the business of Park and its subsidiaries on a going forward basis.

The following table compares the guidance for 2012 that management provided in Park’s 2011 Annual Report with the actual results for the six month period ended June 30, 2012. This guidance was included in Park’s 2011 Annual Report in the “Financial Review” section on pages 38 through 40. Additionally, the table below provides the projected results for the second half of 2012 and the current projection for the 2012 year.

(in thousands)	2011 Annual Report projection of results for 2012	50% of 2011 Annual Report projection	Actual results for the first six months of 2012	Projected second half of 2012	2012 Projection
Net interest income	$240,000 to $250,000	$120,000 - $125,000	$120,408	$117,074	$237,482
Provision for loan losses	$20,000 to $27,000	$10,000 - $13,500	$13,576	$10,851	$24,427
Total other income	$62,000 to $66,000	$31,000 - $33,000	$34,961	$32,470	$67,431
Total other expense	$170,000 to $175,000	$85,000- $87,500	$94,274	$84,724	$178,998

The discussion below provides some additional information regarding the segments that make up the “Ongoing operations”.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first six months of 2012, projected results for the second half of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected second half 2012	2012 Projection	2011	2010	2009
Net interest income	$111,868	$112,114	$223,982	$236,282	$237,281	$236,107
Provision for loan losses	8,428	7,652	16,080	30,220	23,474	22,339
Fee income	34,361	33,310	67,671	67,348	68,648	75,430
Security gains	—	—	—	23,634	11,864	7,340
Total other expense	75,316	75,281	150,597	146,235	144,051	148,048
Income before income taxes	$62,485	$62,491	$124,976	$150,809	$150,268	$148,490
Federal income taxes	17,441	17,480	34,921	43,958	47,320	47,032
Net income	$45,044	$45,011	$90,055	$106,851	$102,948	$101,458
Net income excluding security gains	$45,044	$45,011	$90,055	$91,489	$95,236	$96,687

The results for PNB continue to be excellent. Management previously projected 2012 net income for PNB of approximately $93 million within the 2011 Annual Report. Due primarily to the continued low interest rate environment, management's most recent projection for PNB's net income is $90 million.

The table below provides certain balance sheet information and financial ratios for PNB as of June 30, 2012, for the year ended December 31, 2011 and as of June 30, 2011.

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011	% change from 12/31/11	% change from 6/30/11
Loans	$4,281,430	$4,172,424	$4,125,919	2.61%	3.77%
Allowance for loan losses	56,288	55,409	71,043	1.59%	(20.77)%
Net loans	4,225,142	4,117,015	4,054,876	2.63%	4.20%
Total assets	6,535,709	6,281,747	6,565,419	4.04%	(0.45)%
Average assets (YTD)	6,491,751	6,453,404	6,519,081	0.59%	(0.42)%
Deposits	4,917,327	4,611,646	4,816,002	6.63%	2.10%
Return on average assets *	1.40%	1.42%	1.55%
* Annualized for the six months ended June 30, 2012 and 2011. Excludes gains on the sale of investment securities for the six months ended June 30, 2011 and the year ended December 31, 2011.

The $109 million (2.61%) increase in loans experienced at PNB through the first six months of 2012 is primarily related to continued demand in the mortgage loan portfolio, which has increased by $91.8 million. Of the $91.8 million increase in the mortgage loan portfolio, approximately $86 million of the increase is associated with our decision to retain a portion of the 15-year, fixed-rate mortgages originated by PNB rather than selling them in the secondary market. As noted above, PNB's allowance for loan losses has declined by $14.8 million, or 20.77%, to $56.3 million at June 30, 2012 compared to $71.0 million at June 30, 2011. The decline in PNB's allowance for loan losses is due to continued improvement in the credit metrics across the PNB loan portfolio, as well as declines in specific reserves established for impaired commercial loans. Refer to the “Credit Metrics and Provision for Loan Losses” section below for additional information regarding the improvements in the credit metrics of PNB's loan portfolio.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first six months of 2012, projected results for the second half of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected second half 2012	2012 Projection	2011	2010	2009
Net interest income	$4,516	$4,735	$9,251	$8,693	$7,611	$7,010
Provision for loan losses	450	600	1,050	2,000	2,200	2,052
Fee income	—	1	1	—	2	3
Total other expense	1,427	1,414	2,841	2,506	2,325	2,264
Income before income taxes	$2,639	$2,722	$5,361	$4,187	$3,088	$2,697
Federal income taxes	924	953	1,877	1,466	1,082	945
Net income	$1,715	$1,769	$3,484	$2,721	$2,006	$1,752

In the 2011 Annual Report, management stated that GFSC was expected to make net income of $3.0 million in 2012. Management's latest guidance for 2012 reflects a slight increase in net income for GFSC to approximately $3.5 million. This improvement is the result of an anticipated lower provision for loan losses based on credit analysis performed by GFSC's management.

The table below provides certain balance sheet information and financial ratios for GFSC as of June 30, 2012, for the year ended December 31, 2011 and as of June 30, 2011.

(In thousands)	June 30, 2012	December 31, 2011	June 30, 2011	% change from 12/31/11	% change from 6/30/11
Loans	$49,160	$47,111	$46,301	4.35%	6.17%
Allowance for loan losses	2,407	2,297	1,886	4.79%	27.62%
Net loans	46,753	44,814	44,415	4.33%	5.26%
Total assets	48,763	46,682	45,912	4.46%	6.21%
Average assets (YTD)	47,032	45,588	44,948	3.17%	4.64%
Return on average assets *	7.33%	5.97%	5.70%
* Annualized for the six months ended June 30, 2012 and 2011.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first six months of 2012, projected results for the second half of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected second half 2012	2012 Projection	2011	2010	2009
Net interest income	$2,539	$2,905	$5,444	$2,155	$1,285	$4,740
Provision for loan losses	—	—	—	—	—	—
Fee income	151	161	312	350	390	464
Total other expense	3,367	3,362	6,729	7,115	9,107	10,322
Income (loss) before income taxes	$(677)	$(296)	$(973)	$(4,610)	$(7,432)	$(5,118)
Federal income tax (benefit)	(860)	(454)	(1,314)	(3,015)	(5,993)	(6,210)
Net income (loss)	$183	$158	$341	$(1,595)	$(1,439)	$1,092

In the 2011 Annual Report, management projected net income of $1 million for the Parent Company, Vision through February 16, 2012 and SEPH. Typically, we expect the Park Parent Company will perform around breakeven. Management's most recent projection shows net income of $341,000 for 2012.

The net interest income for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments with PNB, which are eliminated in the consolidated totals for the Corporation. Additionally, net interest income includes interest expense related to the $35.25 million and $30 million of subordinated notes issued by Park in December 2009 and April 2012, respectively.

SEPH / Vision

Vision merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business to Centennial Bank (“Centennial”) on February 16, 2012. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH's assets consist primarily of performing and nonperforming loans and other real estate owned (“OREO”). This segment represents a run off portfolio of the legacy Vision assets.

The table below reflects the results for SEPH for the first six months of 2012 and projected results for the second half of 2012. The SEPH results for the first quarter of 2012 include Vision's results prior to the completion of the sale to Centennial on February 16, 2012. Also included below are the results for Vision for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009. The results for the 2011 year include the results for SEPH, which was formed in March 2011 to hold OREO assets that were transferred from Vision to SEPH.

(In thousands)	YTD 2012	Projected second half 2012	2012 Projection	SEPH 2011	Vision 2011	Vision 2010
Net interest income	$1,485	$(2,680)	$(1,195)	$(974)	$27,078	$27,867
Provision for loan losses	4,698	2,599	7,297	—	31,052	61,407
Fee income	449	(1,002)	(553)	(3,039)	1,422	(6,024)
Security gains	—	—	—	—	5,195	—
Gain on sale of Vision business	22,167	—	22,167	—	—	—
Total other expense	14,164	4,667	18,831	1,082	31,379	31,623
Income (loss) before income taxes	$5,239	$(10,948)	$(5,709)	$(5,095)	$(28,736)	$(71,187)
Federal income taxes/(benefit)	1,820	(3,868)	(2,048)	(1,784)	(6,210)	(25,773)
Net income (loss)	$3,419	$(7,080)	$(3,661)	$(3,311)	$(22,526)	$(45,414)
Net income (loss) excluding security gains	$3,419	$(7,080)	$(3,661)	$(3,311)	$(25,903)	$(45,414)

In the 2011 Annual Report, management projected combined net income of $1 million for the Park Parent Company, Vision through February 16, 2012 and SEPH. As noted above, we typically expect the Park Parent Company will perform around breakeven. As such, management expected net income of approximately $1 million for the combined operations of Vision through February 16, 2012 and SEPH throughout the 2012 year. Management's most recent projection for the combined SEPH / Vision is a net loss of $3.7 million for 2012. The decline in projected net income is primarily due to increased provision for loan losses and other expense at SEPH through the first six months of 2012.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss has been or will be carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of June 30, 2012:

SEPH - Retained Vision Loan Portfolio
(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$150,284	$76,184	$74,100	51%
Performing loans - retained by SEPH	9,179	669	8,510	7%
Total SEPH loan exposure	$159,463	$76,853	$82,610	48%

The table below provides an overview of all Vision exposure remaining at SEPH. This information is provided as of both March 31, 2012 and June 30, 2012, showing the decline in legacy Vision assets at SEPH over the past quarter.

(In thousands)	SEPH 3/31/2012	SEPH 6/30/2012	Change from linked quarter
Nonperforming loans - retained by SEPH	$82,326	$74,100	$(8,226)
OREO - retained by SEPH	28,578	24,985	(3,593)
Total nonperforming assets	$110,904	$99,085	$(11,819)

Performing loans - retained by SEPH	$16,123	$8,510	$(7,613)

Total SEPH - Legacy Vision assets	$127,027	$107,595	$(19,432)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first half of 2012, compared to the same period in 2011 and an updated projection for the next six months of 2012.

(In thousands)	YTD 2012	Projected second half 2012	2012 Projection	2011	2010	2009
Net interest income	$120,408	$117,074	$237,482	$273,234	$274,044	$273,491
Provision for loan losses	13,576	10,851	24,427	63,272	87,081	68,821
Fee income	34,961	32,470	67,431	66,081	63,016	73,850
Security gains	—	—	—	28,829	11,864	7,340
Gain on sale of Vision business	22,167	—	22,167	—	—	—
Total other expense	94,274	84,724	178,998	188,317	187,106	188,725
Income before income taxes	$69,686	$53,969	$123,655	$116,555	$74,737	$97,135
Federal income taxes	19,325	14,111	33,436	34,415	16,636	22,943
Net income	$50,361	$39,858	$90,219	$82,140	$58,101	$74,192
Net income excluding security gains	$50,361	$39,858	$90,219	$63,401	$50,389	$69,421

In the 2011 Annual Report, management stated that Park was expected to make net income of approximately $97 million in 2012. Management's latest projection for 2012 reflects net income for Park of approximately $90 million. The decline of $7 million is due to the continued low interest rate environment, resulting in a lower projection for net interest income, and worse than expected results at SEPH.

Net Interest Income Comparison for the Second Quarter of 2012 and 2011

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $11.3 million or 16.1% to $58.7 million for the second quarter of 2012 compared to $70.0 million for the second quarter of 2011. The $11.3 million decrease is primarily due to the sale of Vision during the first quarter of 2012 and continued low interest rates. Vision’s net interest income for the three months ended June 30, 2011 was $7.0 million.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the second quarter of 2012 with the same quarter in 2011.

	Three months ended June 30, 2012		Three months ended June 30, 2011
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,353,181	5.36%	$4,743,696	5.61%
Taxable investments	1,685,019	3.29%	1,972,676	3.86%
Tax exempt investments	3,743	7.05%	8,179	7.01%
Money market instruments	92,854	0.25%	21,239	0.15%
Interest earning assets	$6,134,797	4.71%	$6,745,790	5.08%

Interest bearing deposits	$3,761,781	0.51%	$4,301,872	0.67%
Short-term borrowings	237,181	0.28%	290,293	0.27%
Long-term debt	918,932	3.47%	881,534	3.44%
Interest bearing liabilities	$4,917,894	1.05%	$5,473,699	1.09%
Excess interest earning assets	$1,216,903		$1,272,091
Net interest spread		3.66%		3.99%
Net interest margin		3.87%		4.19%
(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance.

Average interest earning assets for the second quarter of 2012 decreased by $611 million or 9.1% to $6,135 million compared to $6,746 million for the second quarter of 2011. The average yield on interest earning assets decreased by 37 basis points to 4.71% for the second quarter of 2012 compared to 5.08% for the second quarter of 2011.

Average interest bearing liabilities for the second quarter of 2012 decreased by $556 million or 10.2% to $4,918 million compared to $5,474 million for the second quarter of 2011. The average cost of interest bearing liabilities decreased by 4 basis points to 1.05% for the second quarter of 2012 compared to 1.09% for the second quarter of 2011.

Interest Rates

Short-term interest rates continue to be extremely low. The average federal funds rate was 0.16% for the second quarter of 2012, after being 0.11% for the first quarter of 2012. Additionally, the ten-year treasury rate declined during the second quarter of 2012, from 2.18% at the beginning of the quarter to 1.65% at the end of the quarter.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to 0.25% in response to a severe recession in the U.S. economy. Economic conditions began to improve in the second half of 2009 and continued to improve modestly throughout 2010 and 2011. The modest economic recovery has continued during the first six months of 2012, but the U.S. housing market continues to be significantly depressed and the U.S. unemployment rate continues to be relatively high at 8.2% as of June 30, 2012.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to 0.25% during 2012. The annual average federal funds rate was 0.16% for 2009, 0.18% for 2010, and 0.10% for 2011.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances decreased by $391 million or 8.2% to $4,353 million for the three months ended June 30, 2012, compared to $4,744 million for the second quarter of 2011. The average yield on the loan portfolio decreased by 25 basis points to 5.36% for the second quarter of 2012 compared to 5.61% for the second quarter of 2011. The decrease in average loan balances during the second quarter of 2012 was primarily due to the sale of Vision loans to Centennial on February 16, 2012 of approximately $356 million. The decrease in the average yield on the loan portfolio was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

Total loan balances outstanding at June 30, 2012 were $4,387 million compared to $4,317 million at December 31, 2011, an increase of $70 million, or an annualized 3.3%. The December 31, 2011 amount excludes Vision loans held for sale at that date.

Loan balances at Park's Ohio-based subsidiary, PNB, have increased by $109 million, or 5.25% annualized to $4,281 million at June 30, 2012 from $4,172 million at December 31, 2011. This was primarily due to an increase in real estate loans outstanding of $95 million, or 19.9%, to $1,057 million at June 30, 2012 from $962 million at December 31, 2011.
The average balance of taxable investment securities decreased by $288 million, or 14.6%, to $1,685 million for the second quarter of 2012 compared to $1,973 million for the second quarter of 2011. The average yield on taxable investment securities was 3.29% for the second quarter of 2012 compared to 3.86% for the second quarter of 2011.

The average balance of tax exempt investment securities decreased by $4.5 million, or 54.9%, to $3.7 million for the second quarter of 2012 compared to $8.2 million for the second quarter of 2011. The tax equivalent yield on tax exempt investment securities was 7.05% for the second quarter of 2012 and 7.01% for the second quarter of 2011. Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in the second half of 2012.

The average balance of money market instruments increased by $71.7 million to $92.9 million for the second quarter of 2012 compared to $21.2 million for the second quarter of 2011. The average yield on money market instruments was 0.25% for the second quarter of 2012 compared to 0.15% for the second quarter of 2011.

The amortized cost of total investment securities was $1,668 million at June 30, 2012, compared to $1,689 million at December 31, 2011. At June 30, 2012, the tax equivalent yield on Park’s investment portfolio was 3.17% and the remaining average life was estimated to be 2.0 years.

Average interest bearing deposit accounts decreased by $540 million or 12.6% to $3,762 million for the second quarter of 2012 compared to $4,302 million for the second quarter of 2011. The average interest rate paid on interest bearing deposits decreased by 16 basis points to 0.51% for the second quarter of 2012 compared to 0.67% for the second quarter last year. The decline in deposit balances compared to prior year was primarily due to the assumption of Vision deposits by Centennial on February 16, 2012 of approximately $523 million.

Average total borrowings were $1,156 million for the three months ended June 30, 2012, compared to $1,172 million for the second quarter of 2011, a decrease of $16 million or 1.4%. The average interest rate paid on total borrowings was 2.81% for the second quarter of 2012 compared to 2.65% for the second quarter of 2011.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 33 basis points to 3.66% for the second quarter of 2012 compared to 3.99% for the second quarter last year. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 3.87% for the second quarter of 2012 compared to 4.19% for the second quarter of 2011.

Net Interest Income Comparison for the First Half of 2012 and 2011

Net interest income decreased by $18.9 million or 13.6% to $120.4 million for the second half of of 2012 compared to $139.3 million for the second half of 2011. The $18.9 million decrease is primarily due to the sale of Vision during the first quarter of 2012. Vision’s net interest income prior to its sale to Centennial Bank on February 16, 2012 was $2.6 million, an $11.2 million decline from $13.8 million for the first six months of 2011.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first six months of 2012 with the same period in 2011.

	Six months ended June 30, 2012		Six months ended June 30, 2011
(in thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,419,128	5.44%	$4,743,387	5.62%
Taxable investments	1,662,397	3.31%	1,956,365	3.92%
Tax exempt investments	3,893	7.05%	10,198	7.38%
Money market instruments	130,867	0.25%	24,078	0.12%
Interest earning assets	$6,216,285	4.76%	$6,734,028	5.11%

Interest bearing deposits	$3,826,632	0.53%	$4,273,720	0.70%
Short-term borrowings	239,255	0.28%	340,550	0.27%
Long-term debt	908,315	3.42%	864,760	3.48%
Interest bearing liabilities	$4,974,202	1.05%	$5,479,030	1.11%
Excess interest earning assets	$1,242,083		$1,254,998
Net interest spread		3.71%		4.00%
Net interest margin		3.92%		4.20%
(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance.

Average interest earning assets for the first six months of 2012 decreased by $518 million or 7.7% to $6,216 million compared to $6,734 million for the first six months of 2011. The average yield on interest earning assets decreased by 35 basis points to 4.76% for the first six months of 2012 compared to 5.11% for the first six months of 2011.

Average loans decreased by $324 million or 6.8% to $4,419 million for the first half of 2012 compared to $4,743 million for the same period in 2011. The average yield on loans was 5.44% for the first half of 2012 compared to 5.62% for the same period in 2011. As previously discussed, the decline in average loans in the first six months 2012 was primarily due to the sale of Vision loans to Centennial on February 16, 2012 of approximately $356 million.

Average investment securities, including money market instruments, were $1,797 million for the first six months of 2012 compared to $1,991 million for the first half of 2011. The average yield on taxable investment securities was 3.31% for the first half of 2012 and 3.92% for the first half of 2011 and the average tax equivalent yield on tax exempt securities was 7.05% in 2012 and 7.38% in 2011.

Average interest bearing liabilities decreased by $505 million or 9.2% to $4,974 million for the first half of 2012 compared to $5,479 million for the same period in 2011. The average cost of interest bearing liabilities was 1.05% for the first half of 2012 compared to 1.11% for the first six months of 2011.

Average interest bearing deposits decreased by $447 million or 10.5% to $3,827 million for the first six months of 2012 compared to $4,274 million for the first half of 2011. The average interest rate paid on interest bearing deposit accounts was 0.53% for the first half of 2012 compared to 0.70% for the first half of 2011. As previously discussed, the decline in average interest bearing deposits in the first half of 2012 was primarily due to the assumption of Vision deposits by Centennial on February 16, 2012 of approximately $523 million.

Average total borrowings were $1,148 million for the first half of 2012 compared to $1,205 million for the first six months of 2011. The average interest rate paid on borrowings was 2.77% for the first half of 2012 compared to 2.57% for the same period in 2011.

The net interest spread was 3.71% for the first half of 2012 and 4.00% for the first half of 2011. The net interest margin decreased by 28 basis points to 3.92% for the six months ended June 30, 2012 compared to 4.20% for the first six months of 2011.

Guidance on Net Interest Income for 2012

Management provided guidance in Park’s 2011 Annual Report (page 38) that net interest income for 2012 would be approximately $240 million to $250 million, the tax equivalent net interest margin would be approximately 3.88% to 3.98% and average interest earning assets for 2012 would be approximately $6,200 million.

The actual results for the first six months of 2012 were towards the low end of management’s guidance from the 2011 Annual Report. Net interest income for the first six months of 2012 was $120.4 million, which annualized would be approximately $242.1 million for 2012. The tax equivalent net interest margin was 3.92% and average interest earning assets were $6,216 million for the first six months of 2012.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(in thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
June 2011	$6,745,790	$70,022	4.19%
September 2011	$6,610,953	$67,620	4.09%
December 2011	$6,487,958	$66,279	4.08%
March 2012	$6,297,772	$61,728	3.97%
June 2012	$6,134,797	$58,680	3.87%

Management’s current forecast projects that net interest income for the next six months of 2012 will be approximately $117 million and approximately $237 million for all of 2012. Management also expects that average interest earning assets will be approximately $6,150 million for the second half of 2012, with a tax equivalent net interest margin of about 3.78%.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the first six months of 2012 and for the years of 2011, 2010 and 2009.

(dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2009 - year	$4,594,436	$1,877,303	$52,658	$6,524,397
Percentage	70.42%	28.77%	0.81%	100.00%
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage	70.98%	27.84%	1.18%	100.00%
2012 - first six months	$4,419,128	$1,666,290	$130,867	$6,216,285
Percentage	71.09%	26.81%	2.10%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first six months of 2012 was $4,419 million, compared to $4,714 million for all of 2011. The average loans of $4,714 million for all of 2011 included, for the entire year, loan balances at the former Vision subsidiary.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the first six months of 2012 and for the years of 2011, 2010 and 2009.

	Loans	Investments	Money Market Instruments	Total
2009 - year	6.03%	4.94%	0.22%	5.67%
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - first six months	5.44%	3.32%	0.25%	4.76%

The loan portfolio for Park provides a higher yield than the yield on investment securities. As stated previously, a primary financial objective of Park is to grow quality loans. Our commercial and retail lenders are actively calling on current and prospective customers in an effort to generate additional loan volume.

Park’s net interest income and net interest margin would increase if Park were able to increase its loan portfolio with quality loans. Park has strong liquidity and would be able to easily fund a significant increase in its loan portfolio.

Credit Metrics and Provision for Loan Losses

The provision for loan losses for Park was $5.2 million for the three months ended June 30, 2012, compared to $12.5 million for the same period in 2011. Net loan charge-offs for Park were $6.5 million for the second quarter of 2012, compared to $40.9 million for the second quarter of 2011. Park's annualized ratio of net loan charge-offs to average loans was 0.60% for the three months ended June 30, 2012, compared to 3.46% for the same period in 2011.

The provision for loan losses for Park was $13.6 million for the six months ended June 30, 2012, compared to $26.6 million for the same period in 2011. Net loan charge-offs for Park were $23.5 million for the first half of 2012, compared to $50.0 million for the first half of 2011. Net loan charge-offs for the six months ended June 30, 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision loan portfolio to fair value prior to the merger of Vision with and into SEPH on February 16, 2012. In addition to this $12.1 million, PNB, Guardian and SEPH recorded net charge-offs of $7.5 million, $339,000 and $3.6 million, respectively, during the first six months of 2012. Park’s annualized ratio of net loan charge-offs to average loans was 1.07% for the six months ended June 30, 2012, compared to 2.13% for the same period in 2011. Management expects the annualized net loan charge-off ratio will continue to decline throughout the remainder of 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was $8.9 million for the six months ended June 30, 2012, compared to $11.0 million for the same period in 2011. Net loan charge-offs for PNB and Guardian were $7.9 million for the first six months of 2012, compared to $12.7 million for the same period in 2011. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.38% for the six months ended June 30, 2012, compared to 0.62% for the same period in 2011.

The provision for loan losses for SEPH, including those provisions recorded at Vision prior to the February 16, 2012 merger of Vision with and into SEPH, was $4.6 million for the six months ended June 30, 2012. Net loan charge-offs for SEPH during the period February 16, 2012 through June 30, 2012, were $3.5 million. As previously discussed, Vision recognized charge-offs of $12.1 million to bring the loan portfolio to fair value on February 16, 2012.

On February 16, 2012, when Vision merged with and into SEPH, the loans which had been retained by Vision were transferred by operation of law at their fair market value and no allowance for loan loss has been or will be carried at SEPH. The loans included in both the performing and nonperforming portfolios of SEPH continue to be carried at their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of June 30, 2012:

SEPH – Retained Vision Loan Portfolio
Charge-offs as a percentage of unpaid principal balance
June 30, 2012
(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$150,284	$76,184	$74,100	51%
Performing loans - retained by SEPH	9,179	669	8,510	7%
Total SEPH loan exposure	$159,463	$76,853	$82,610	48%

Park management obtains updated appraisal information for all nonperforming loans at least annually. As new appraisal information is received, management performs an evaluation of the appraisal and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional writedowns are necessary.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at June 30, 2012 and December 31, 2011.

Park National Corporation - Allowance for Loan & Lease Losses
(In thousands)	June 30, 2012	December 31, 2011
Total ALLL	$58,696	$68,444
Specific reserves	10,946	15,935
General reserves	$47,750	$52,509

Total loans	$4,386,851	$4,317,099
Impaired commercial loans	170,224	187,074
Non-impaired loans	$4,216,627	$4,130,025

Total ALLL to total loan ratio	1.34%	1.59%
General reserves as a % of non-impaired loans	1.13%	1.27%

The decline in general reserves as a percent of non-impaired loans from 1.27% at December 31, 2011 to 1.13% at June 30, 2012 is primarily due to the elimination of general reserves held against the retained Vision performing loans that are held at SEPH and improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). At December 31, 2011, Vision had general reserves of approximately $1.85 million, which were established to cover incurred losses on the retained performing loans following the sale of the Vision business to Centennial. Upon completion of the sale of the Vision business and prior to the merger of Vision with and into SEPH on February 16, 2012, all retained loans (performing and nonperforming) were charged down to their fair value, resulting in a $1.85 million decline in Park's general reserves.

The following table shows the improving credit trends in Park Ohio's commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2012	December 31, 2011
Pass rated	$2,167,745	$2,131,007
Special Mention	59,568	66,254
Substandard	10,265	29,604
Impaired	103,126	95,109
Total	$2,340,704	$2,321,974
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loan table above demonstrates the improvement experienced over the last six months in the Park Ohio commercial portfolio. Pass rated commercial loans have grown $36.7 million, or 1.72% (3.47% annualized) since December 2011. Over this period, special mention loans have declined by $6.7 million, or 10.1% and substandard loans have declined by $19.3 million, or 65.3%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these metrics have improved over the past six months, general reserves have declined.

Delinquent and accruing loan trends for Park's Ohio-based operations have also improved over the past six months. Delinquent and accruing loans were $32.7 million or 0.76% of total loans at June 30, 2012, compared to $40.1 million (0.96%) at December 31, 2011.

Impaired commercial loans have increased to $103.1 million as of June 30, 2012, an increase of $8.0 million from the $95.1 of impaired loans at December 31, 2011. Impaired commercial loans are individually evaluated for impairment and specific reserves are established to cover incurred losses.

During the first six months of 2012, new nonaccrual loans were $39.9 million. These new nonaccruals were down significantly from the total level of new nonaccrual loans experienced in the previous four years and management expects this will continue throughout 2012. The following table shows new nonaccrual loans for the first six months of 2012 and the four previous years.

New nonaccrual loan information (in thousands):	June 30, 2012	2011	2010	2009	2008
Nonaccrual loans, beginning of period	$195,106	$289,268	$233,544	$159,512	$101,128
New nonaccrual loans - Ohio-based operations	35,463	78,316	85,081	57,641	58,161
New nonaccrual loans - Vision/SEPH	4,450	45,842	90,094	126,540	83,588
Resolved nonaccrual loans	54,638	218,320	119,451	110,149	83,365
Nonaccrual loans, end of period	$180,381	$195,106	$289,268	$233,544	$159,512

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expires on August 16, 2012, six months after the closing of the transaction, which was February 16, 2012. Park's management expects Centennial will put back the full amount of $7.5 million. Through June 30, 2012, Centennial had put back two loans, totaling approximately $169,000. Upon repurchase, Park is required to charge each of the repurchased loans down to its current fair value. Refer to additional discussion of the loan put-back option within the "Total Other Expense" section, where Park has recognized expense of $3.4 million through June 30, 2012 to establish a liability account, which will be used to reduce repurchased loans to their estimated fair value. The fair value of the repurchased loans, which we currently expect will be approximately $4.1 million, will be recorded as loans on the SEPH balance sheet.

The following table compares Park’s nonperforming assets at June 30, 2012, December 31, 2011 and June 30, 2011.

Park National Corporation - Nonperforming Assets

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$180,381	$195,106	$238,690
Accruing TDRs	27,250	28,607	33
Loans past due 90 days or more	1,870	3,489	3,142
Total nonperforming loans	$209,501	$227,202	$241,865

Other real estate owned – PNB	13,439	13,240	10,309
Other real estate owned – SEPH	24,985	29,032	32,638
Other real estate owned – Vision	—	—	4,787
Total nonperforming assets	$247,925	$269,474	$289,599

Percentage of nonaccrual loans to total loans	4.11%	4.52%	5.07%
Percentage of nonperforming loans to total loans	4.78%	5.26%	5.13%
Percentage of nonperforming assets to total loans	5.65%	6.24%	6.15%
Percentage of nonperforming assets to total assets	3.70%	3.86%	3.96%

Park management reviews all troubled debt restructurings (TDRs) quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At June 30, 2012, management deemed it appropriate to have $27.3 million of TDRs on accrual status, while the remaining $102.2 million of TDRs were on nonaccrual status. Management also reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Nonperforming assets for PNB and Guardian and for SEPH/Vision as of June 30, 2012, December 31, 2011 and June 30, 2011 were as reported in the following two tables:

PNB and Guardian - Nonperforming Assets

(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$107,749	$96,113	$121,128
Accruing TDRs	25,782	26,342	33
Loans past due 90 days or more	1,870	3,367	2,162
Total nonperforming loans	$135,401	$125,822	$123,323

Other real estate owned – PNB	13,439	13,240	10,309
Total nonperforming assets	$148,840	$139,062	$133,632

Percentage of nonaccrual loans to total loans	2.50%	2.29%	2.92%
Percentage of nonperforming loans to total loans	3.15%	3.00%	2.97%
Percentage of nonperforming assets to total loans	3.46%	3.32%	3.22%
Percentage of nonperforming assets to total assets	2.27%	2.21%	2.03%

SEPH/Vision - Nonperforming Assets

	SEPH	Vision Bank
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Nonaccrual loans	$72,632	$98,993	$117,562
Renegotiated loans on accrual status	1,468	2,265	—
Loans past due 90 days or more	—	122	980
Total nonperforming loans	$74,100	$101,380	$118,542

Other real estate owned – SEPH	24,985	29,032	32,638
Other real estate owned – Vision	—	—	4,787
Total nonperforming assets	$99,085	$130,412	$155,967

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

As of June 30, 2012, Park had taken partial charge-offs of approximately $107.2 million related to the $169.6 million of commercial loans considered to be impaired, compared to charge-offs of approximately $103.8 million related to the $187.1 million of impaired commercial loans at December 31, 2011. The table below provides additional information related to the Park impaired commercial loans at June 30, 2012, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at June 30, 2012

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$140,038	$36,911	$103,127	$10,946	$92,181	65.83%
SEPH - CL&D loans	63,422	46,153	17,269	—	17,269	27.23%
SEPH - Other loans	73,295	24,088	49,207	—	49,207	67.14%
PRK totals	$276,755	$107,152	$169,603	$10,946	$158,657	57.33%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 36-month loss experience for the period ended December 31, 2011, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio has been 0.71% of the principal balance of these loans. This annualized 36-month loss experience includes only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $33.7 million or 1.50% of the outstanding principal balance of other accruing commercial loans at June 30, 2012.

The overall reserve of 1.50% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.34%; special mention commercial loans are reserved at 4.21%; and substandard commercial loans are reserved at 6.34%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 36-month loss experience of 0.71% are due to the following factors which management reviews on a quarterly or annual basis:

•
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

•
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

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and adjustments to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlates to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 36 months. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At June 30, 2012, the coverage period within the consumer portfolio was approximately 1.33 years.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the ALLL in consideration of these factors. Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the ALLL requires considerable management judgment. Management continues to work to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

On page 41 of Park’s 2011 Annual Report, management projected that the provision for loan losses would be within the range from $20 million to $27 million for 2012. Management expects that the provision for loan losses will be lower in the second half of 2012 compared to the first six months of 2012. Management now expects the provision for loan losses will be approximately $24.4 million for 2012. Actual provision for loan losses could be more or less than the projected amount. Refer to Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for additional discussion of certain risks related to management's projection of the provision for loan losses.

Total Other Income

Total other income exclusive of securities gains increased by $2.4 million to $17.5 million for the quarter ended June 30, 2012, compared to $15.1 million for the second quarter of 2011. For the six months ended June 30, 2012, total other income increased $26.9 million to $57.1 million compared to $30.2 million for the six months ended June 30, 2011. Excluding the gain on sale of Vision, total other income increased $4.8 million to $35.0 million for the six months ended June 30, 2012.

The following table is a summary of the changes in the components of total other income:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Income from fiduciary activities	$4,044	$3,929	$115	$7,872	$7,651	$221
Service charges on deposits	4,154	4,525	(371)	8,225	8,770	(545)
Other service income	3,417	2,734	683	6,151	5,035	1,116
Checkcard fee income	3,180	3,251	(71)	6,352	6,227	125
Bank owned life insurance income	1,184	1,228	(44)	2,386	2,457	(71)
ATM fees	536	682	(146)	1,144	1,336	(192)
OREO devaluations	(2,648)	(3,355)	707	(4,007)	(5,890)	1,883
Gain/loss on the sale of OREO, net	2,203	330	1,873	3,248	482	2,766
Gain on sale of the Vision business	—	—	—	22,167	—	22,167
Other	1,438	1,814	(376)	3,590	4,100	(510)
Total other income	$17,508	$15,138	$2,370	$57,128	$30,168	$26,960

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $115,000, or 2.9%, to $4.0 million for the three months ended June 30, 2012, compared to $3.9 million for the same period in 2011. For the six months ended June 30, 2012, income from fiduciary activities increased by $221,000, or 2.9%, to $7.9 million compared to $7.7 million in 2011. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2012 was $3,499 million, an increase of approximately 1.3% compared to the average for the six months ended June 30, 2011 of $3,453 million.

Service charges on deposits decreased by $371,000, or 8.2%, to $4.2 million for the three-month period ended June 30, 2012, compared to $4.5 million for the same period in 2011. Through the first six months of 2012, service charges declined $545,000, or 6.2%, to $8.2 million, compared to $8.8 million in 2011. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) charges during the first six months of 2012 compared to the same period in 2011.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $683,000, or 25.0%, to $3.4 million for the three months ended June 30, 2012, compared to $2.7 million for the same period in 2011. For the six months ended June 30, 2012, other service income increased by $1.1 million, or 22.2%, to $6.2 million, compared to $5.0 million in 2011. This increase was due to an increase in mortgage originations during the first six months of 2012 compared to the same period in 2011.

OREO devaluations decreased by $707,000 to $2.6 million for the three months ended June 30, 2012, compared to $3.4 million for the same period in 2011. For the six months ended June 30, 2012, OREO devaluations decreased by $1.9 million to $4.0 million, compared to $5.9 million for the same period in 2011. Approximately $3.3 million of the devaluations were at SEPH and $700,000 were at PNB during the first half of 2012.

Gain/loss on the sale of OREO, net, increased by $1.9 million to $2.2 million for the three months ended June 30, 2012, compared to $330,000 for the same period in 2011. For the six months ended June 30, 2012, gain/loss on the sale of OREO, net, increased by $2.8 million to $3.2 million, compared to $482,000 for the same period in 2011. The increases through the first six months of 2012 are largely due to gains on the sale of OREO at SEPH. Sales at SEPH through June 30, 2012 totaled $9.8 million on OREO assets carried at $7.8 million, representing a gain on sale of approximately $2.0 million.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other income would be approximately $62 million to $66 million for 2012. Management’s latest projection for total other income is $67.4 million for 2012.

The following table breaks out the change in total other income between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended June 30			Six months ended June 30
(in thousands)	Ohio based operations	SEPH/VB	Total	Ohio based operations	SEPH/VB	Total
Income from fiduciary activities	$146	$(31)	$115	$278	$(57)	$221
Service charges on deposits	(95)	(276)	(371)	(178)	(367)	(545)
Other service income	1,081	(398)	683	1,708	(592)	1,116
Checkcard fee income	155	(226)	(71)	435	(310)	125
Bank owned life insurance income	(17)	(27)	(44)	(35)	(36)	(71)
ATM fees	(128)	(18)	(146)	(164)	(28)	(192)
OREO devaluations	(337)	1,044	707	(506)	2,389	1,883
Gain/loss on sale of OREO, net	313	1,560	1,873	520	2,246	2,766
Gain on sale of the Vision business	—	—	—	—	22,167	22,167
Other	(285)	(91)	(376)	(844)	334	(510)
Total other income	$833	$1,537	$2,370	$1,214	$25,746	$26,960

Gain on Sale of Securities

For the first six months of 2012, Park did not sell any investment securities. During the three months ended June 30, 2011, Park sold $192 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $15.4 million. During the first six months of 2011, Park sold approximately $297 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $22.0 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Salaries and employee benefits	$22,813	$25,253	$(2,440)	$47,636	$50,317	$(2,681)
Occupancy expense	2,249	2,764	(515)	4,919	5,764	(845)
Furniture and equipment expense	2,727	2,785	(58)	5,348	5,442	(94)
Data processing fees	899	1,135	(236)	2,099	2,388	(289)
Professional fees and services	5,800	5,320	480	11,381	10,194	1,187
Amortization of intangibles	140	669	(529)	1,894	1,338	556
Marketing	705	728	(23)	1,548	1,351	197
Insurance	1,400	2,345	(945)	2,890	4,614	(1,724)
Communication	1,494	1,485	9	3,031	3,041	(10)
Loan put provision	2,701	—	2,701	3,363	—	3,363
Other	4,876	4,523	353	10,165	8,904	1,261
Total other expense	$45,804	$47,007	$(1,203)	$94,274	$93,353	$921

Salaries and employee benefits decreased by $2.4 million, or 9.7%, to $22.8 million for the three months ended June 30, 2012 compared to $25.3 million for the same period in 2011. For the six months ended June 30, 2012, salaries and employee benefits decreased $2.7 million, or 5.3%, to $47.6 million compared to $50.3 million for the same period in 2011. Salaries and benefits for SEPH (and Vision for first quarter 2012) were $2.2 million for the first six months of 2012 compared to $6.2 million for the same period in 2011. Management anticipates that salaries and benefits for SEPH will continue to decline in the second half of 2012 as a result of the sale of the Vision business.

Occupancy expense declined by $515,000, or 18.6% to $2.2 million for the quarter ended June 30, 2012 compared to $2.8 million for the same period in 2011. For the six months ended June 30, 2012, occupancy expense declined $845,000 or 14.7%

to $4.9 million compared to $5.8 million for the same period in 2011. The reduction was due to a combination of the sale of the Vision business on February 16, 2012 and a modest decline at PNB.

Professional fees and services increased by $480,000, or 9.0% to $5.8 million for the three months ended June 30, 2012 compared to $5.3 million for the second quarter of 2011. For the six months ended June 30, 2012, professional fees and services increased by $1.2 million or 11.6%, to $11.4 million compared to $10.2 million for the same period in 2011. Approximately $500,000 of the increase was at PNB and consisted of higher legal expenses and higher title appraisal expenses resulting from an increase in mortgage loan originations during the quarter. The remaining increase was related to increases in legal fees at SEPH, largely due to our continued collection efforts against borrowers and guarantors in an attempt to resolve nonperforming assets.

Amortization of intangibles decreased by $529,000, or 79.1% to $140,000 for the second quarter of 2012 compared to $669,000 for the same period in 2011. For the six months ended June 30, 2012, amortization of intangibles increased $556,000 or 41.6% to $1.9 million compared to $1.3 million for the same period in 2011. This increase for the six months ended June 30, 2012 was due to the acceleration of amortization expense at Vision for the period from January 1, 2012 through February 16, 2012, the closing date of the transaction between Vision and Centennial. Management expects amortization expense will be approximately $139,000 per quarter for the remainder of 2012.

Insurance expense declined by $945,000 or 40.3% to $1.4 million for the three months ended June 30, 2012 compared to $2.3 million for the same period in 2011. For the six months ended June 30, 2012, insurance expense decreased $1.7 million or 37.4% to $2.9 million compared to $4.6 million for the same period of 2011. During the third quarter of 2011, Park began recognizing insurance expense for the premiums paid to the FDIC based on the new FDIC assessment methodology, which is based on a calculation using total assets less tangible equity. The new methodology will result in a decline in insurance expense going forward for the rest of 2012.

As previously discussed, as part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. Park's management expects Centennial will put back the full amount of $7.5 million. During the second quarter of 2012, Centennial management shared a preliminary list of the loans that may be put back prior to August 16, 2012 and Park management utilized this list to determine the necessary loan put liability at June 30, 2012. Park recorded a loan put provision of $662,000 in respect of the loan put option during the first quarter of 2012 and an additional loan put provision of $2.7 million during the second quarter of 2012. Through June 30, 2012, Centennial had put back two loans, totaling approximately $169,000. At June 30, 2012, Park had approximately $3.2 million remaining in the loan put liability, which is available to cover losses recognized as loans are repurchased during the third quarter of 2012.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other expense would be approximately $170 to $175 million for 2012. Management’s latest projection for total other expense is $179.0 million for 2012.

The table below provides information related to other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2011 and 2012 to date:

Other Expense - Quarterly 2011 and 2012
	PNB	GSFC	All Other	Vision	SEPH	Total PRK
Q1 2011	$36,321	576	$2,024	$7,425	$—	$46,346
Q2 2011	36,315	639	1,847	8,174	32	47,007
Q3 2011	35,936	646	1,510	7,267	240	45,599
Q4 2011	37,663	645	1,735	8,513	809	49,365
Total 2011	$146,235	$2,506	$7,116	$31,379	$1,081	$188,317

Q1 2012	$38,056	721	$1,528	$—	$8,165	$48,470
Q2 2012	$37,260	706	$1,839	$—	$5,999	$45,804
YTD 2012	$75,316	$1,427	$3,367	$—	$14,164	$94,274

As shown in the table above, absent Vision, other expense would have been approximately $39.2 million per quarter in 2011.

While SEPH will continue to have other expense as Park management works through the retained loans and OREO, other expense at SEPH is expected to be significantly lower than the average quarterly expense Vision recognized in 2011. The $6.0 million of other expense at SEPH during the second quarter of 2012 included approximately $2.7 million related to the loan put provision and certain operating expenses through the completion of the system conversions associated with the sale of the Vision business. Management currently expects total other expense on a consolidated basis will be approximately $42 million quarterly throughout the remainder of 2012.

The following table breaks out the change in total other expense between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended June 30			Six months ended June 30
(in thousands)	Ohio based operations	SEPH/Vision	Total	Ohio based operations	SEPH/Vision	Total
Salaries and employee benefits	$456	$(2,896)	$(2,440)	$1,299	$(3,980)	$(2,681)
Occupancy expense	(26)	(489)	(515)	(166)	(679)	(845)
Furniture and equipment expense	194	(252)	(58)	322	(416)	(94)
Data processing fees	170	(406)	(236)	311	(600)	(289)
Professional fees and services	187	293	480	332	855	1,187
Amortization of intangibles	1	(530)	(529)	1	555	556
Marketing	32	(55)	(23)	282	(85)	197
Insurance	(665)	(280)	(945)	(1,260)	(464)	(1,724)
Communication	78	(69)	9	75	(85)	(10)
Other	576	(223)	353	1,191	70	1,261
Total other expense	$1,003	$(4,907)	$(3,904)	$2,387	$(4,829)	$(2,442)

Income Tax

Federal income tax expense was $6.3 million for the second quarter of 2012 compared to $12.0 million for the second quarter of 2011. For the six months ended June 30, 2012, federal income tax expense was $19.3 million, compared to $20.4 million for the first six months of 2011. The effective federal income tax rate for the second quarter of 2012 was 24.9% compared to 29.4% for the same period in 2011. For the first six months of 2012, the effective federal income tax rate was 27.7% compared to 28.5% for the same period in 2011. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for 2012 will be approximately $10 million.

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
At June 30, 2012 and December 31, 2011

Changes in Financial Condition and Liquidity

Total assets decreased by $266 million or 3.8% to $6,706 million at June 30, 2012, compared to $6,972 million at December 31, 2011. This decrease in total assets was due to the sale of Vision assets to Centennial on February 16, 2012. At December 31, 2011, $382.5 million of assets were held for sale.

Total investment securities decreased by $19 million or 1.1% to $1,689 million at June 30, 2012, compared to $1,708 million at December 31, 2011. Loan balances increased by $70 million to $4,387 million at June 30, 2012 compared to $4,317 million at December 31, 2011.

Total liabilities decreased by $185 million or 3.0% during the first six months of 2012 to $6,045 million at June 30, 2012 from $6,230 million at December 31, 2011. The decrease in total liabilities was due to the assumption of Vision liabilities by Centennial on February 16, 2012, offset by an increase in deposits. At December 31, 2011, $536.2 million of liabilities were held for sale.

Total deposits increased by $358 million or 8.0% during the first six months of 2012 to $4,823 million at June 30, 2012 from $4,465 million at December 31, 2011. The increase in deposits in the first six months of 2012 was largely related to an increase in public fund deposits. This is consistent with increases in prior years. At June 30, 2011, total deposits were $5,258 million, which included deposits at Vision of $581 million.

Short-term borrowings decreased by $23 million or 8.7% to $241 million at June 30, 2012 from $264 million at December 31, 2011. Long-term borrowings increased by $14 million or 1.6% to $912 million at June 30, 2012 compared to $898 million at December 31, 2011. Park issued $30.0 million in subordinated notes during the second quarter of 2012 (see Note 20 of the Notes to Unaudited Consolidated Condensed Financial Statements.)

Other liabilities increased by $3.6 million or 5.8% to $65.2 million at June 30, 2012 from $61.6 million at December 31, 2011.

Total stockholders’ equity decreased by $81.8 million or 11.0% to $660.6 million at June 30, 2012, from $742.4 million at December 31, 2011. Retained earnings increased by $18.0 million during the period as a result of net income of $50.4 million, offset by common dividends of $29.0 million and accretion and dividends on the preferred stock of $3.4 million. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. The accumulated other comprehensive loss decreased by $1.3 million during the first six months of 2012 to a loss of $7.6 million at June 30, 2012. This decrease of $1.3 million in the accumulated other comprehensive loss was related to an unrealized net holding gain in the investment portfolio of $604,000, net of taxes, as a result of the mark-to-market adjustment at June 30, 2012, along with a $259,000 increase in the unrealized net holding gain on the cash flow hedge and a $412,000 (net of tax) improvement to the funded status of the pension plan as a result in the sale of the Vision business.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.42% at June 30, 2012, compared to 61.92% at December 31, 2011 and 64.3% at June 30, 2011. Cash and cash equivalents were $208.1 million at June 30, 2012, compared to $157.5 million at December 31, 2011 and $217.1 million at June 30, 2011. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

On a monthly basis, Park’s Treasury Department forecasts the financial statements for the next twelve months. The projected liquidity position for the Corporation is reviewed each month to ensure that adequate liquidity is maintained. Management targets that the Corporation would have a minimum of $900 million of funds available to handle liquidity needs on a daily basis. This $900 million liquidity “war chest” consists of currently available additional borrowing capacity from the Federal Home Loan Bank, federal funds sold and unpledged U.S. Government Agency securities.

Capital Resources

Total stockholders’ equity at June 30, 2012 was $661 million, or 9.9% of total assets, compared to $742 million, or 10.6% of total assets, at December 31, 2011 and $741 million, or 10.1% of total assets, at June 30, 2011. Common equity, which is stockholders’ equity excluding the preferred stock, was $661 million at June 30, 2012, or 9.9% of total assets, compared to $644 million, or 9.2% of total assets, at December 31, 2011.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.15% at June 30, 2012 and 9.81% at

December 31, 2011. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.17% at June 30, 2012 and 14.15% at December 31, 2011. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.38% at June 30, 2012 and 16.65% at December 31, 2011.

PNB met the well capitalized ratio guidelines at June 30, 2012. The following table indicates the capital ratios for PNB and Park at June 30, 2012.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.53%	9.31%	11.22%
Park National Corporation	9.15%	13.17%	16.38%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 46 of Park’s 2011 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2011. There were no significant changes in contractual obligations and commitments during the first six months of 2012 other than in connection with the sale of the Vision business and the sale of subordinated notes in April 2012.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Loan commitments	$769,657	$809,140
Standby letters of credit	$23,363	$18,772

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

On page 45 (Table 30) of Park’s 2011 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,376 million or 21.46% of interest earning assets at December 31, 2011. At June 30, 2012, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $697 million or 11.4% of interest earning assets.

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

On page 45 of Park’s 2011 Annual Report, management reported that at December 31, 2011, the earnings simulation model projected that net income would increase by 2.14% using a rising interest rate scenario and decrease by 3.52% using a declining interest rate scenario over the next year. At June 30, 2012, the earnings simulation model projected that net income would increase by 1.2% using a rising interest rate scenario and would decrease by 4.9% in a declining interest rate scenario. At June 30, 2012, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which Park’s subsidiary bank, PNB, is a party to incidental to its banking business, as well as routine legal proceedings at SEPH which SEPH (and SEPH as the successor to Vision Bank) is a party to incidental to its business. Park considers none of those proceedings to be material.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates one of our risk factors and should be read in conjunction with the risk factors disclosed in the 2011 Form 10-K. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2011 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans may decline.

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

In addition, the fair value of collateral for certain collateral dependent credits in the Gulf Coast communities in Alabama and the Florida panhandle is dependent, in part, on cash flows expected from governmental agencies. The inability of the government agencies to make payments to our borrowers could hinder our ability to receive collection and result in future losses. Where applicable, management is continually monitoring the repayment capacity of the governmental agencies to ensure that the collateral is valued appropriately.

While substantially all of the operating assets and liabilities of Vision Bank were sold to Centennial Bank on February 16, 2012, Vision Bank retained non-performing loans, which had a book balance as of February 16, 2012 of approximately $88 million and performing loans which had a book balance of approximately $22 million as of February 16, 2012, both balances being net of any loan loss allowances that existed prior to the close of the transactions between Vision Bank and Centennial Bank. These retained loans were transferred by operation of law to SEPH by virtue of the merger of Vision Bank into SEPH. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which the borrowers under these retained loans operate or declining credit conditions in the markets served by Park National Bank and its divisions.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2012. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2012	—	—	—	982,267
May 1 through May 31, 2012	—	—	—	754,891
June 1 through June 30, 2012	—	—	—	754,891
Total	—	—	—	754,891

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of June 30, 2012, incentive stock options covering 65,975 common shares were outstanding and 1,434,025 common shares were available for future grants.

With 745,109 common shares held as treasury shares at June 30, 2012 and incentive stock options covering 65,975 common shares outstanding, 679,134 common shares held as treasury shares were available for purposes of funding the 2005 Plan at June 30, 2012, and an additional 754,891 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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

2.1(b)
First Amendment to Purchase and Assumption Agreement by and between Vision Bank and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of January 25, 2012 (Incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation’s Current Report on Form 8-K, dated and filed February 16, 2012 (File No. 1-13006))

2.1(c)
Second Amendment to Purchase and Assumption Agreement by and between SE Property Holdings, LLC (as successor to Vision Bank) and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of April 30, 2012 (Incorporated herein by reference to Exhibit 2.1(c) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-13006))

2.2
Agreement and Plan of Merger, entered into as of January 25, 2012, by and between Vision Bank and SE Property Holdings, LLC (Incorporated herein by reference to Exhibit 2.2 to Park National Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-13006))

3.1(a)
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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Condensed Statements of Income for the three months and six months ended June 30, 2012 and 2011 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the six months ended June 30, 2012 and 2011 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 and 2011 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 03, 2012	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: August 03, 2012	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer