Form 10-Q
period 2012-09-30
PARK NATIONAL CORP /OH/
filed 2012-11-07
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

 Yes   ☐   No   ☒

15,412,002 Common shares, no par value per share, outstanding at November 6, 2012.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets
(in thousands, except share and per share data)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$114,186	$137,770
Money market instruments	167,109	19,716
Cash and cash equivalents	281,295	157,486
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,013,114 and $801,147 at September 30, 2012 and December 31, 2011)	1,034,870	820,645
Securities held-to-maturity, at amortized cost (fair value of $565,599 and $834,574 at September 30, 2012 and December 31, 2011)	552,604	820,224
Other investment securities	65,907	67,604
Total investment securities	1,653,381	1,708,473
Loans	4,400,510	4,317,099
Allowance for loan losses	(55,565)	(68,444)
Net loans	4,344,945	4,248,655
Bank owned life insurance	159,880	154,567
Goodwill and other intangible assets	72,810	74,843
Bank premises and equipment, net	54,416	53,741
Other real estate owned	35,633	42,272
Accrued interest receivable	20,135	19,697
Mortgage loan servicing rights	8,346	9,301
Other	122,097	120,748
Assets held for sale	—	382,462
Total assets	$6,752,938	$6,972,245

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,043,460	$995,733
Interest bearing	3,749,617	3,469,381
Total deposits	4,793,077	4,465,114
Short-term borrowings	275,908	263,594
Long-term debt	806,273	823,182
Subordinated debentures and notes	105,250	75,250
Accrued interest payable	4,559	4,916
Other	108,744	61,639
Liabilities held for sale	—	536,186
Total liabilities	$6,093,811	$6,229,881

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Preferred stock (200,000 shares authorized; 0 shares at September 30, 2012 and 100,000 shares at December 31, 2011 issued with $1,000 per share liquidation preference)	$—	$98,146
Common stock (No par value; 20,000,000 shares authorized; 16,150,996 shares issued at September 30, 2012 and 16,151,021 shares issued at December 31, 2011)	302,654	301,202
Common stock warrants	—	4,297
Retained earnings	440,030	424,557
Treasury stock (745,109 shares at September 30, 2012 and at December 31,2011)	(77,007)	(77,007)
Accumulated other comprehensive (loss), net of taxes	(6,550)	(8,831)
Total stockholders' equity	659,127	742,364
Total liabilities and stockholders’ equity	$6,752,938	$6,972,245
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income:

Interest and fees on loans	$58,269	$65,645	$176,967	$196,961

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	12,187	16,289	39,565	54,302
Obligations of states and political subdivisions	33	69	121	310

Other interest income	129	62	289	76
Total interest and dividend income	70,618	82,065	216,942	251,649

Interest expense:

Interest on deposits:
Demand and savings deposits	636	976	1,992	2,918
Time deposits	3,757	5,661	12,517	18,595

Interest on borrowings:
Short-term borrowings	168	182	506	642
Long-term debt	8,041	7,626	23,503	22,539

Total interest expense	12,602	14,445	38,518	44,694

Net interest income	58,016	67,620	178,424	206,955

Provision for loan losses	16,655	16,438	30,231	43,054
Net interest income after provision for loan losses	41,361	51,182	148,193	163,901

Other income:
Income from fiduciary activities	4,019	3,615	11,891	11,266
Service charges on deposit accounts	4,244	4,894	12,469	13,664
Other service income	4,017	3,087	10,168	8,122
Checkcard fee income	3,038	3,154	9,390	9,381
Bank owned life insurance income	1,184	1,229	3,570	3,686
ATM fees	565	726	1,709	2,062
OREO devaluations	(425)	(588)	(4,432)	(6,478)
Gain/(loss) on the sale of OREO, net	138	210	3,386	693
Gain on sale of the Vision business	—	—	22,167	—
Other	1,299	1,700	4,889	5,799
Total other income	18,079	18,027	75,207	48,195

Gain on sale of securities	—	3,465	—	25,462

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other expense:
Salaries and employee benefits	$24,255	$25,799	$71,891	$76,116
Occupancy expense	2,303	2,665	7,222	8,429
Furniture and equipment expense	2,666	2,688	8,014	8,130
Data processing fees	904	1,184	3,003	3,572
Professional fees and services	6,040	5,005	17,421	15,199
Amortization of intangibles	139	669	2,033	2,007
Marketing	924	764	2,472	2,115
Insurance	1,408	681	4,298	5,295
Communication	1,470	1,475	4,501	4,516
Loan put provision	346	—	3,709	—
Other expense	5,228	4,669	15,393	13,573
Total other expense	45,683	45,599	139,957	138,952

Income before income taxes	$13,757	$27,075	$83,443	$98,606

Income taxes	1,775	6,694	21,100	27,076

Net income	$11,982	$20,381	$62,343	$71,530

Preferred stock dividends and accretion	—	1,464	3,425	4,392

Net income available to common shareholders	$11,982	$18,917	$58,918	$67,138
Per Common Share:

Net income available to common shareholders
Basic	$0.78	$1.23	$3.82	$4.36
Diluted	$0.78	$1.23	$3.82	$4.36

Weighted average common shares outstanding
Basic	15,405,894	15,398,909	15,405,902	15,398,919
Diluted	15,405,894	15,398,909	15,409,186	15,400,641

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$11,982	$20,381	$62,343	$71,530

Other comprehensive income, net of tax:
Change in funded status of pension plan, net of income taxes of $222	—	—	412	—
Unrealized net holding gain on cash flow hedge, net of income taxes of $77 and $83 for the three months ended September 30, 2012 and 2011, and $216 and $187 for the nine months ended September 30, 2012 and 2011.	142	155	401	348
Unrealized net holding gain on securities available-for-sale, net of income taxes of $464 and $4,923 for the three months ended September 30, 2012 and 2011, and of $790 and $345 for the nine months ended September 30, 2012 and 2011.	864	9,144	1,468	644
Other comprehensive income	$1,006	$9,299	$2,281	$992

Comprehensive income	$12,988	$29,680	$64,624	$72,522

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

Nine Months ended September 30, 2012 and 2011	Preferred Stock	Common Stock	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (loss)
Balance at December 31, 2010	$97,290	$305,677	$406,342	$(77,733)	$(1,868)
Net Income			71,530
Other comprehensive income, net of tax:
Unrealized net holding gain on cash flow hedge, net of income taxes of $187					348
Unrealized net holding gain on securities available-for-sale, net of income taxes of $345					644
Cash dividends on common stock at $2.82 per share			(43,425)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Common stock warrants canceled		(66)	66
Accretion of discount on preferred stock	642		(642)
Preferred stock dividends			(3,750)
Balance at September 30, 2011	$97,932	$305,609	$430,121	$(77,733)	$(876)

Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			62,343
Other comprehensive income, net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $216					401
Unrealized net holding gain on securities available-for-sale, net of income tax benefit of $790					1,468
Cash dividends on common stock at $2.82 per share			(43,445)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Common stock warrant repurchased		(2,843)
Preferred stock repurchased	(100,000)
Accretion of discount on preferred stock	1,854		(1,854)
Preferred stock dividends			(1,571)
Balance at September 30, 2012	$—	$302,654	$440,030	$(77,007)	$(6,550)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income	$62,343	$71,530

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, accretion and amortization	6,231	8,457
Provision for loan losses	30,231	43,054
Loan put provision	3,709	—
Other-than-temporary impairment on investment securities	54	—
Amortization of core deposit intangibles	2,033	2,007
Realized net investment security gains	—	(25,462)
OREO devaluations	4,432	6,478
Bank owned life insurance income	(3,570)	(3,686)

Changes in assets and liabilities:
(Increase) in other assets	(2,947)	(31,770)
(Decrease) increase in other liabilities	(7,295)	6,510

Net cash provided by operating activities	$95,221	$77,118

Investing activities:

Proceeds from sales of available-for-sale securities	$—	$535,768
Proceeds from sales of Federal Home Loan Bank stock	1,697	807
Proceeds from maturity of:
Available-for-sale securities	603,943	351,226
Held-to-maturity securities	525,681	281,159
Purchases of:
Available-for-sale securities	(765,636)	(360,835)
Held-to-maturity securities	(258,061)	(429,993)
Net increase in loans	(123,213)	(22,149)
Sale of assets/liabilities related to Vision Bank	(153,724)	—
Purchases of bank owned life insurance	(2,500)	(3,000)
Purchases of premises and equipment, net	(5,850)	(4,765)

Net cash (used in) provided by investing activities	$(177,663)	$348,218

Financing activities:

Net increase (decrease) in deposits	$327,963	$(6,233)
Net increase (decrease) in short-term borrowings	12,314	(420,598)
Proceeds from issuance of long-term debt	30,000	203,000
Repayment of long-term debt	(15,514)	(16,011)

Cash payment for fractional shares in dividend reinvestment plan	(2)	(2)
Cash payment for repurchase of common stock warrant from U.S. Treasury	(2,843)	—
Repurchase of preferred stock from U.S. Treasury	(100,000)	—
Cash dividends paid on common stock and preferred stock	(45,667)	(47,175)

Net cash provided by (used in) financing activities	$206,251	$(287,019)

Increase in cash and cash equivalents	123,809	138,317

Cash and cash equivalents at beginning of year	157,486	133,780

Cash and cash equivalents at end of period	$281,295	$272,097

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$38,875	$45,401

Income taxes	$7,000	$16,700

Non cash activities:
Securities acquired through payable	$49,990	$21,172

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2012.

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

No. 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). The ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have an impact on the consolidated financial statements.

Note 3 – Sale of Vision Bank Business

On February 16, 2012, Park and its wholly-owned subsidiary, Vision Bank (“Vision”), a Florida state-chartered bank, completed their sale of substantially all of the performing loans, operating assets and liabilities associated with Vision to Centennial Bank (“Centennial”), an Arkansas state-chartered bank which is a wholly-owned subsidiary of Home BancShares, Inc. (“Home”), an Arkansas corporation, as contemplated by the previously announced Purchase and Assumption Agreement by and between Park, Vision, Home and Centennial, dated as of November 16, 2011, as amended by the First Amendment to Purchase and Assumption Agreement, dated as of January 25, 2012, and the Second Amendment to Purchase and Assumption Agreement, dated as of April 30, 2012 (the “Agreement”) for a purchase price of $27.9 million.

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

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expired on August 16, 2012, 180 days after the closing of the transaction, which was February 16, 2012. Prior to August 16, 2012, Centennial notified Park of its intent to put back approximately $7.5 million. Through September 30, 2012, Centennial had put back thirty-nine loans, totaling approximately $6.4 million. These thirty-nine loans were recorded on the books at a fair value of $3.9 million. The difference of $2.5 million was written off against the loan put liability that had previously been established in the first half of 2012. The balance of this liability account as of September 30, 2012 was $810,000 and is expected to cover the write downs on the remaining $1.1 million of loans repurchased, which will be finalized in October 2012.

The balance sheet of SEPH as of March 31, 2012 and September 30, 2012 was as follows:

(in thousands)	March 31, 2012	September 30, 2012
Assets
Cash	$16,049	$9,026
Performing loans	16,123	9,631
Nonperforming loans	82,326	58,838
OREO	28,578	21,934
Other assets	18,417	16,763
Total assets	$161,493	$116,192

Liabilities and equity
Intercompany borrowings	$140,000	$98,000
Other liabilities	4,623	3,293
Equity	16,870	14,899
Total liabilities and equity	$161,493	$116,192

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first nine months of 2012.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2011	$72,334	$2,509	$74,843
Amortization	—	2,033	2,033
September 30, 2012	$72,334	$476	$72,810

The core deposit intangibles are being amortized to expense principally on the straight-line method, over a period of six years. The amortization period for the core deposit intangibles related to Vision was accelerated due to the February 16, 2012 acquisition of Vision branches by Centennial Bank. Management expects that the core deposit intangibles amortization expense will be approximately $139,000 for the remaining quarter of 2012.

Core deposit intangibles amortization expense is projected to be as follows for the remainder of 2012 and for each of the following years:

(in thousands)	Annual Amortization
Remainder of 2012	$139
2013	337
2014	—
Total	$476

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012			December 31, 2011
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$772,773	$3,384	$776,157	$743,797	$3,121	$746,918
Commercial real estate *	1,081,605	4,369	1,085,974	1,108,574	4,235	1,112,809
Construction real estate:
Vision/SEPH commercial land and development *	15,809	17	15,826	31,603	31	31,634
Remaining commercial	138,687	360	139,047	156,053	394	156,447
Mortgage	25,791	83	25,874	20,039	64	20,103
Installment	8,792	35	8,827	9,851	61	9,912
Residential real estate:
Commercial	395,703	1,080	396,783	395,824	1,105	396,929
Mortgage	1,047,670	1,916	1,049,586	953,758	1,522	955,280
HELOC	218,228	898	219,126	227,682	942	228,624
Installment	45,402	204	45,606	51,354	236	51,590
Consumer	646,612	2,751	649,363	616,505	2,930	619,435
Leases	3,438	48	3,486	2,059	43	2,102
Total loans	$4,400,510	$15,145	$4,415,655	$4,317,099	$14,684	$4,331,783
* Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision/SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual, accruing restructured, and loans past due 90 days or more and still accruing by class of loan as of September 30, 2012 and December 31, 2011:

	September 30, 2012
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$17,600	$4,514	$—	$22,114
Commercial real estate	40,371	2,607	—	42,978
Construction real estate:
SEPH commercial land and development	13,965	—	—	13,965
Remaining commercial	15,977	11,441	—	27,418
Mortgage	158	101	—	259
Installment	155	177	—	332
Residential real estate:
Commercial	36,583	—	—	36,583
Mortgage	28,999	9,099	1,132	39,230
HELOC	2,197	718	—	2,915
Installment	1,497	694	129	2,320
Consumer	2,562	2,139	870	5,571
Leases	—	—	—	—
Total loans	$160,064	$31,490	$2,131	$193,685

	December 31, 2011
(In thousands)	Nonaccrual loans	Accruing restructured loans	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$37,797	$2,848	$—	$40,645
Commercial real estate	43,704	8,274	—	51,978
Construction real estate:
Vision commercial land and development	25,761	—	—	25,761
Remaining commercial	14,021	11,891	—	25,912
Mortgage	66	—	—	66
Installment	30	—	—	30
Residential real estate:
Commercial	43,461	815	—	44,276
Mortgage	25,201	4,757	2,610	32,568
HELOC	1,412	—	—	1,412
Installment	1,777	98	58	1,933
Consumer	1,876	—	893	2,769
Leases	—	—	—	—
Total loans	$195,106	$28,683	$3,561	$227,350

The following table provides additional information regarding those nonaccrual and accruing restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
(In thousands)	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$22,114	$22,103	$11	$40,645	$40,621	$24
Commercial real estate	42,978	42,978	—	51,978	51,978	—
Construction real estate:
Vision/SEPH commercial land and development	13,965	13,261	704	25,761	24,328	1,433
Remaining commercial	27,418	27,418	—	25,912	25,912	—
Mortgage	259	—	259	66	—	66
Installment	332	—	332	30	—	30
Residential real estate:
Commercial	36,583	36,583	—	44,276	44,276	—
Mortgage	38,098	—	38,098	29,958	—	29,958
HELOC	2,915	—	2,915	1,412	—	1,412
Installment	2,191	—	2,191	1,875	—	1,875
Consumer	4,701	19	4,682	1,876	20	1,856
Leases	—	—	—	—	—	—
Total loans	$191,554	$142,362	$49,192	$223,789	$187,135	$36,654

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2012 and December 31, 2011.

	September 30, 2012			December 31, 2011
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$36,774	$14,739	$—	$23,164	$18,098	$—
Commercial real estate	57,045	36,215	—	58,242	41,506	—
Construction real estate:
Vision/SEPH commercial land and development	57,629	13,261	—	54,032	17,786	—
Remaining commercial	32,831	18,597	—	33,319	18,372	—
Residential real estate:
Commercial	42,535	32,495	—	49,341	38,686	—
Consumer	19	19	—	20	20	—

With an allowance recorded:
Commercial, financial and agricultural	11,333	7,364	2,005	23,719	22,523	5,819
Commercial real estate	7,214	6,763	1,134	12,183	10,472	4,431
Construction real estate:
Vision/SEPH commercial land and development	—	—	—	20,775	6,542	1,540
Remaining commercial	9,193	8,821	3,334	9,711	7,540	1,874
Residential real estate:
Commercial	5,254	4,088	1,106	6,402	5,590	2,271
Consumer	—	—	—	—	—	—
Total	$259,827	$142,362	$7,579	$290,908	$187,135	$15,935

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral, less costs to sell. At September 30, 2012 and December 31, 2011, there were $111.5 million and $83.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $6.0 million and $20.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2012 and December 31, 2011, of $7.6 million and $15.9 million, respectively, related to loans with a recorded investment of $27.0 million and $52.7 million, respectively.

The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2012 and September 30, 2011:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(In thousands)	Recorded investment as of September 30, 2012	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2011	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$22,103	$35,720	$100	$24,925	$24,049	$49
Commercial real estate	42,978	43,499	351	44,099	45,162	26
Construction real estate:
Vision/SEPH commercial land and development	13,261	14,991	—	42,036	43,555	—
Remaining commercial	27,418	28,400	411	33,961	34,027	116
Residential real estate:
Commercial	36,583	37,121	233	47,422	48,064	—
Consumer	19	19	—	21	21	—
Total	$142,362	$159,750	$1,095	$192,464	$194,878	$191

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
(In thousands)	Recorded investment as of September 30, 2012	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2011	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$22,103	$38,989	$410	$24,925	$21,361	$155
Commercial real estate	42,978	45,026	845	44,099	50,874	150
Construction real estate:
Vision/SEPH commercial land and development	13,261	18,481	—	42,036	67,135	—
Remaining commercial	27,418	28,633	861	33,961	29,573	330
Residential real estate:
Commercial	36,583	40,199	398	47,422	54,454	153
Consumer	19	19	1	21	15	1
Total	$142,362	$171,347	$2,515	$192,464	$223,412	$789

The following tables present the aging of the recorded investment in past due loans as of September 30, 2012 and December 31, 2011 by class of loan.

	September 30, 2012
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$2,096	$12,214	$14,310	$761,847	$776,157
Commercial real estate	6,205	16,830	23,035	1,062,939	1,085,974
Construction real estate:
SEPH commercial land and development	497	10,611	11,108	4,718	15,826
Remaining commercial	47	5,327	5,374	133,673	139,047
Mortgage	560	85	645	25,229	25,874
Installment	284	40	324	8,503	8,827
Residential real estate:
Commercial	2,134	9,002	11,136	385,647	396,783
Mortgage	12,397	18,558	30,955	1,018,631	1,049,586
HELOC	484	634	1,118	218,008	219,126
Installment	747	781	1,528	44,078	45,606
Consumer	11,194	3,064	14,258	635,105	649,363
Leases	—	—	—	3,486	3,486
Total loans	$36,645	$77,146	$113,791	$4,301,864	$4,415,655
* Includes $2.1 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.

	December 31, 2011
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$3,106	$11,308	$14,414	$732,504	$746,918
Commercial real estate	2,632	21,798	24,430	1,088,379	1,112,809
Construction real estate:
Vision commercial land and development	—	19,235	19,235	12,399	31,634
Remaining commercial	99	7,839	7,938	148,509	156,447
Mortgage	76	—	76	20,027	20,103
Installment	421	8	429	9,483	9,912
Residential real estate:
Commercial	1,545	10,097	11,642	385,287	396,929
Mortgage	15,879	20,614	36,493	918,787	955,280
HELOC	1,015	436	1,451	227,173	228,624
Installment	1,549	1,136	2,685	48,905	51,590
Consumer	11,195	2,192	13,387	606,048	619,435
Leases	—	—	—	2,102	2,102
Total loans	$37,517	$94,663	$132,180	$4,199,603	$4,331,783
* Includes $3.6 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2012 and December 31, 2011 is included in the tables above. Generally, Park considers loans 90 days or more past due to be nonperforming. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

The tables below present the recorded investment by loan grade at September 30, 2012 and December 31, 2011 for all commercial loans:

	September 30, 2012
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$5,655	$12,942	$22,114	$735,446	$776,157
Commercial real estate *	31,877	6,158	42,978	1,004,961	1,085,974
Construction real estate:
SEPH commercial land and development *	893	—	13,965	968	15,826
Remaining commercial	7,903	—	27,418	103,726	139,047
Residential real estate:
Commercial	10,964	1,327	36,583	347,909	396,783
Leases	—	—	—	3,486	3,486
Total Commercial Loans	$57,292	$20,427	$143,058	$2,196,496	$2,417,273
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2011
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$11,785	$7,628	$40,645	$686,860	$746,918
Commercial real estate *	37,445	10,460	51,978	1,012,926	1,112,809
Construction real estate:
Vision commercial land and development *	3,102	—	25,761	2,771	31,634
Remaining commercial	6,982	8,311	25,912	115,242	156,447
Residential real estate:
Commercial	17,120	3,785	44,276	331,748	396,929
Leases	—	—	—	2,102	2,102
Total Commercial Loans	$76,434	$30,184	$188,572	$2,151,649	$2,446,839
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and Vision commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended September 30, 2012 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At September 30, 2012 and December 31, 2011, there were $86.8 million and $100.4 million, respectively, of TDRs included in nonaccrual loan totals. As of September 30, 2012 and December 31, 2011, there were $31.5 million and $28.7 million, respectively, of TDRs included in accruing loan totals. At September 30, 2012 and December 31, 2011, $60.5 million and $79.9 million of the nonaccrual TDRs were current. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future. At September 30, 2012 and December 31, 2011, Park had commitments to lend $4.1 million and $4.0 million, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at September 30, 2012 and December 31, 2011 was $5.5 million and $9.1 million, respectively. Modifications made in 2011 and 2012 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $167,000 and $1.2 million were recorded during the three month and nine month periods ending September 30, 2012, respectively, as a result of TDRs identified in the 2012 year.

The terms of certain other loans were modified during the nine month period ended September 30, 2012 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2012 of $2.1 million. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2012 of $20.5 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

During the third quarter, as a result of guidance from the Office of the Comptroller of the Currency ("OCC"), $10.3 million of consumer loans were identified as troubled debt restructurings ("TDR") whereby the borrower's obligation to PNB has been discharged in bankruptcy and the borrower has not reaffirmed the debt. These newly identified TDRs are included in the current year modified loan totals below.

The following tables detail the number of contracts modified as TDRs during the three and nine month periods ended September 30, 2012 as well as the recorded investment of these contracts at September 30, 2012. The recorded investment pre- and post-modification is generally the same.

	Three Months Ended September 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$121	$418	$539
Commercial real estate	2	—	257	257
Construction real estate:
SEPH commercial land and development	2	—	60	60
Remaining commercial	3	—	369	369
Mortgage	2	101	85	186
Installment	6	177	97	274
Residential real estate:
Commercial	5	—	610	610
Mortgage	82	3,780	2,000	5,780
HELOC	43	718	143	861
Installment	48	675	271	946
Consumer	526	2,047	895	2,942
Leases	—	—	—	—
Total loans	731	$7,619	$5,205	$12,824

	Nine Months Ended September 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	28	$2,195	$1,910	$4,105
Commercial real estate	22	1,823	3,432	5,255
Construction real estate:
SEPH commercial land and development	6	—	887	887
Remaining commercial	13	3,695	6,561	10,256
Mortgage	2	101	85	186
Installment	6	177	97	274
Residential real estate:
Commercial	10	—	871	871
Mortgage	97	4,006	4,361	8,367
HELOC	43	718	143	861
Installment	51	675	440	1,115
Consumer	527	2,138	895	3,033
Leases	—	—	—	—
Total loans	805	$15,528	$19,682	$35,210

Of those loans listed in the tables above which were modified during the three and nine month periods ended September 30, 2012, $1.2 million and $7.2 million were on nonaccrual status as of December 31, 2011 but were not classified as TDRs.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three and/or nine month period ended September 30, 2012. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms.

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	10	$4,800	13	$4,935
Commercial real estate	6	1,224	7	1,936
Construction real estate:
SEPH commercial land and development	6	2,435	6	2,435
Remaining commercial	6	2,172	7	2,275
Mortgage	1	85	1	85
Installment	1	16	2	43
Residential real estate:
Commercial	4	1,201	4	1,201
Mortgage	32	2,657	36	3,016
HELOC	8	92	9	104
Installment	8	227	10	312
Consumer	129	796	154	898
Leases	—	—	—	—
Total loans	211	$15,705	249	$17,240

Of the $15.7 million in modified TDRs which defaulted during the three months ended September 30, 2012, $91,000 were accruing loans and $15.6 million were nonaccrual loans. Of the $17.2 million in modified TDRs which defaulted during the nine months ended September 30, 2012, $362,000 were accruing loans and $16.9 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and September 30, 2011 is summarized below.

	Three Months Ended September 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696
Charge-offs	16,515	953	2,969	1,159	1,282	—	22,878
Recoveries	215	164	690	1,421	602	—	3,092
Net Charge-offs	16,300	789	2,279	(262)	680	—	19,786
Provision	14,746	(294)	1,596	(179)	786	—	16,655
Ending balance	$13,666	$10,873	$11,010	$13,889	$6,127	$—	$55,565

	Nine Months Ended September 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444
Charge-offs	26,476	6,822	8,298	6,782	3,531	—	51,909
Recoveries	807	503	2,456	3,217	1,816	—	8,799
Net Charge-offs	25,669	6,319	5,842	3,565	1,715	—	43,110
Provision	22,385	1,653	2,419	1,762	2,012	—	30,231
Ending balance	$13,666	$10,873	$11,010	$13,889	$6,127	$—	$55,565

	Three Months Ended September 30, 2011
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,709	$23,307	$40,113	$32,297	$7,744	$4	$120,174
Charge-offs	5,199	6,505	12,587	5,886	1,682	—	31,859
Recoveries	154	845	621	341	595	1	2,557
Net Charge-offs	5,045	5,660	11,966	5,545	1,087	(1)	29,302
Provision	3,358	912	8,240	3,533	396	(1)	16,438
Ending balance	$15,022	$18,559	$36,387	$30,285	$7,053	$4	$107,310

	Nine Months Ended September 30, 2011
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$11,555	$24,369	$70,462	$30,259	$6,925	$5	$143,575
Charge-offs	12,370	14,855	39,686	13,162	5,597	—	85,670
Recoveries	1,050	1,669	834	1,232	1,562	4	6,351
Net Charge-offs	11,320	13,186	38,852	11,930	4,035	(4)	79,319
Provision	14,787	7,376	4,777	11,956	4,163	(5)	43,054
Ending balance	$15,022	$18,559	$36,387	$30,285	$7,053	$4	$107,310

The allowance for loan losses as of September 30, 2012 was $55.6 million, a decline of $51.7 million from the $107.3 million at September 30, 2011. The decline was primarily due to the the following:

▪
The sale of the Vision business on February 16, 2012. As of September 30, 2011, the allowance for loan losses at Vision was $41.5 million. With the sale of the Vision business, all specific reserves established for impaired loans were charged off. Additionally, all general reserves related to performing loans retained by Vision were charged off.

▪	Improvements in the credit quality of the Park Ohio commercial loan portfolio.

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2012 and December 31, 2011, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2012 and December 31, 2011, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2011 Annual Report).

The composition of the allowance for loan losses at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,005	$1,134	$3,334	$1,106	$—	$—	$7,579
Collectively evaluated for impairment	11,661	9,739	7,676	12,783	6,127	—	47,986
Total ending allowance balance	$13,666	$10,873	$11,010	$13,889	$6,127	$—	$55,565

Loan balance:
Loans individually evaluated for impairment	$22,072	$42,964	$40,650	$36,583	$19	$—	$142,288
Loans collectively evaluated for impairment	750,701	1,038,641	148,429	1,670,420	646,593	3,438	4,258,222
Total ending loan balance	$772,773	$1,081,605	$189,079	$1,707,003	$646,612	$3,438	$4,400,510

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	9.08%	2.64%	8.20%	3.02%	—%	—%	5.33%
Loans collectively evaluated for impairment	1.55%	0.94%	5.17%	0.77%	0.95%	—%	1.13%
Total ending loan balance	1.77%	1.01%	5.82%	0.81%	0.95%	—%	1.26%

Recorded investment:
Loans individually evaluated for impairment	$22,103	$42,978	$40,679	$36,583	$19	$—	$142,362
Loans collectively evaluated for impairment	754,054	1,042,996	148,895	1,674,518	649,344	3,486	4,273,293
Total ending loan balance	$776,157	$1,085,974	$189,574	$1,711,101	$649,363	$3,486	$4,415,655

	December 31, 2011
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$5,819	$4,431	$3,414	$2,271	$—	$—	$15,935
Collectively evaluated for impairment	11,131	11,108	11,019	13,421	5,830	—	52,509
Total ending allowance balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444

Loan balance:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$—	$187,135
Loans collectively evaluated for impairment	703,176	1,056,596	167,306	1,584,342	616,485	2,059	4,129,964
Total ending loan balance	$743,797	$1,108,574	$217,546	$1,628,618	$616,505	$2,059	$4,317,099

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.33%	8.52%	6.80%	5.13%	—%	—%	8.52%
Loans collectively evaluated for impairment	1.58%	1.05%	6.59%	0.85%	0.95%	—%	1.27%
Total ending loan balance	2.28%	1.40%	6.63%	0.96%	0.95%	—%	1.59%

Recorded investment:
Loans individually evaluated for impairment	$40,621	$51,978	$50,240	$44,276	$20	$—	$187,135
Loans collectively evaluated for impairment	706,297	1,060,831	167,856	1,588,147	619,415	2,102	4,144,648
Total ending loan balance	$746,918	$1,112,809	$218,096	$1,632,423	$619,435	$2,102	$4,331,783

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Numerator:
Income available to common shareholders	$11,982	$18,917	$58,918	$67,138
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,405,894	15,398,909	15,405,902	15,398,919
Effect of dilutive options and warrants	—	—	3,284	1,722
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,405,894	15,398,909	15,409,186	15,400,641
Earnings per common share:
Basic earnings per common share	$0.78	$1.23	$3.82	$4.36
Diluted earnings per common share	$0.78	$1.23	$3.82	$4.36

As of September 30, 2012 and 2011, options to purchase 65,175 and 74,570 common shares, respectively, were outstanding under Park’s 2005 Incentive Stock Option Plan. A warrant to purchase 227,376 common shares was outstanding at September 30, 2011 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP.”) Park repurchased the CPP warrant on May 2, 2012. In addition, warrants to purchase an aggregate of 35,992 common shares were outstanding at September 30, 2011 as a result of the issuance of common shares and warrants to purchase common shares on December 10, 2010 (the “December 2010 Warrants”). The December 2010 Warrants expired in 2011, with no warrants being exercised.

The common shares represented by the options and the December 2010 Warrants totaling a weighted average of 68,628 and 133,343 were not included in the computation of diluted earnings per common share for the nine months ended September 30, 2012 and 2011, respectively, because the respective exercise prices exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was included in the computation of diluted earnings per common share for the nine months ended September 30, 2012 and 2011, as the dilutive effect of this warrant was 3,284 and 1,722 common shares for the nine month periods ended September 30, 2012 and September 30, 2011, respectively. The exercise price of the CPP warrant to purchase 227,376 common shares was $65.97.

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

	Operating Results for the three months ended September 30, 2012
(In thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$55,366	$—	$2,371	$(888)	$1,167	$58,016
Provision for loan losses	4,125	—	184	12,346	—	16,655
Other income (loss) and security gains	18,150	—	—	(191)	120	18,079
Other expense	39,609	—	693	4,008	1,373	45,683
Income (loss) before income taxes	$29,782	$—	$1,494	$(17,433)	$(86)	$13,757
Income taxes	7,714	—	523	(6,102)	(360)	1,775
Net income (loss)	$22,068	$—	$971	$(11,331)	$274	$11,982

Assets (as of September 30, 2012)	$6,601,785	$—	$49,921	$116,192	$(14,960)	$6,752,938

	Operating Results for the three months ended September 30, 2011
(In thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$58,588	$6,493	$2,242	$(375)	$672	$67,620
Provision for loan losses	9,000	6,913	525	—	—	16,438
Other income (loss) and security gains	20,290	2,014	—	(894)	82	21,492
Other expense	35,936	7,267	646	240	1,510	45,599
Income (loss) before income taxes	$33,942	$(5,673)	$1,071	$(1,509)	$(756)	$27,075
Income taxes	9,424	(2,008)	375	(528)	(569)	6,694
Net income (loss)	$24,518	$(3,665)	$696	$(981)	$(187)	$20,381

Assets (as of September 30, 2011)	$6,346,125	$714,674	$46,449	$36,604	$(48,754)	$7,095,098

	Operating Results for the nine months ended September 30, 2012
(In thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income	$167,234	$—	$6,887	$597	$3,706	$178,424
Provision for loan losses	12,553	—	634	17,044	—	30,231
Other income and security gains	52,511	—	—	22,425	271	75,207
Other expense	114,925	—	2,120	18,172	4,740	139,957
Income (loss) before income taxes	$92,267	$—	$4,133	$(12,194)	$(763)	$83,443
Income taxes	25,155	—	1,447	(4,282)	(1,220)	21,100
Net income	$67,112	$—	$2,686	$(7,912)	$457	$62,343

	Operating Results for the nine months ended September 30, 2011
(In thousands)	PNB	VB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$179,366	$20,248	$6,462	$(599)	$1,478	$206,955
Provision for loan losses	18,950	22,529	1,575	—	—	43,054
Other income (loss) and security gains	73,590	2,352	—	(2,535)	250	73,657
Other expense	108,572	22,866	1,862	272	5,380	138,952
Income (loss) before income taxes	$125,434	$(22,795)	$3,025	$(3,406)	$(3,652)	$98,606
Income taxes	37,636	(8,065)	1,060	(1,192)	(2,363)	27,076
Net income (loss)	$87,798	$(14,730)	$1,965	$(2,214)	$(1,289)	$71,530

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three and nine month periods ended September 30, 2012 and 2011. The reconciling amounts for consolidated total assets for the periods ended September 30, 2012 and 2011 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Stock Option Plan

Park did not grant any stock options during the nine month periods ended September 30, 2012 and 2011.

The following table summarizes stock option activity during the first nine months of 2012.

	Stock Options	Weighted Average Exercise Price Per Share
Outstanding at December 31, 2011	74,020	$74.96
Granted	—	—
Exercised	—	—
Forfeited/Expired	8,845	74.96
Outstanding at September 30, 2012	65,175	$74.96

All of the stock options outstanding at September 30, 2012 were exercisable. The aggregate intrinsic value of the outstanding stock options at September 30, 2012 was $0. In addition, no stock options were exercised during the first nine months of 2012 or 2011. The weighted average contractual remaining term was 0.19 years for the stock options outstanding at September 30, 2012.

All of the common shares delivered upon the exercise of incentive stock options granted under the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) are to be treasury shares. At September 30, 2012, incentive stock options granted under the 2005 Plan covering 65,175 common shares were outstanding. At September 30, 2012, Park held 745,109 treasury shares that were available for issuance under the 2005 Plan.

Note 10 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2012 and December 31, 2011, respectively, Park had approximately $30.4 million and $11.5 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 5 and 6. The contractual balance was $29.8 million and $11.4 million at September 30, 2012 and December 31, 2011, respectively. The gain expected upon sale was $540,000 and $182,000 at September 30, 2012 and December 31, 2011, respectively. None of these loans are 90 days or more past due or on nonaccrual status as of September 30, 2012 or December 31, 2011.

Note 11 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended September 30, 2012, there were no investment securities deemed to be other-than-temporarily impaired. During the nine months ended September 30, 2012, Park recognized an other-than-temporary impairment charge of $54,000, related to an equity investment in a financial institution. For the three and nine months ended September 30, 2011, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2012, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$695,633	$2,837	$—	$698,470
Obligations of states and political subdivisions	1,290	23	—	1,313
U.S. Government sponsored entities asset-backed securities	315,057	17,791	—	332,848
Other equity securities	1,134	1,108	3	2,239
Total	$1,013,114	$21,759	$3	$1,034,870

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$570	$1	$—	$571
U.S. Government sponsored entities asset-backed securities	552,034	13,039	45	565,028
Total	$552,604	$13,040	$45	$565,599

Management does not believe any of the unrealized losses at September 30, 2012 or December 31, 2011 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Securities with unrealized losses at September 30, 2012, were as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$—	$—	$—	$—	$—	$—
Other equity securities	$46	$3	$—	$—	$46	$3
Securities Held-to-Maturity
U.S. Government agencies' asset-backed securities	$10,429	$45	$—	$—	$10,429	$45
Total	$10,475	$48	$—	$—	$10,475	$48

Investment securities at December 31, 2011, were as follows:

Securities Available-for-Sale (In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$370,043	$1,614	$—	$371,657
Obligations of states and political subdivisions	2,616	44	—	2,660
U.S. Government sponsored entities asset-backed securities	427,300	16,995	—	444,295
Other equity securities	1,188	877	32	2,033
Total	$801,147	$19,530	$32	$820,645

Securities Held-to-Maturity (In thousands)	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$1,992	$5	$—	$1,997
U.S. Government sponsored entities asset-backed securities	818,232	14,377	32	832,577
Total	$820,224	$14,382	$32	$834,574

Securities with unrealized losses at December 31, 2011, were as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Other equity securities	$—	$—	$80	$32	$80	$32
Securities Held-to-Maturity
U.S. Government sponsored entities asset-backed securities	$—	$—	$38,775	$32	$38,775	$32
Total	$—	$—	$38,855	$64	$38,855	$64

 Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2012, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing in principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value
U.S. Treasury and sponsored entities notes:
Due within one year	$695,633	$698,470
Due one through five years	—	—
Due five through ten years	—	—
Total	$695,633	$698,470

Obligations of states and political subdivisions:
Due within one year	$1,068	$1,081
Due one through five years	222	232
	$1,290	$1,313

U.S. Government sponsored entities asset-backed securities:
Total	$315,057	$332,848

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value
Obligations of state and political subdivisions:
Due within one year	$570	$571
Due one through five years	—	—
Total	$570	$571
U.S. Government sponsored entities asset-backed securities:
Total	$552,034	$565,028

The $695.6 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. These callable securities have a final maturity in 9 to 15 years, but are shown in the table at their expected call date.

There were no sales of investment securities during the three and nine month periods ended September 30, 2012. During the first quarter of 2011, Park sold $105.4 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $6.6 million. Park also sold $1.0 million of municipal securities during the first quarter of 2011 for no gain or loss. During the second quarter of 2011, Park sold $191.0 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $15.4 million. During the third quarter of 2011, Park sold $212.8 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $3.5 million.

Note 12 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	September 30, 2012	December 31, 2011
(In thousands)
Federal Home Loan Bank stock	$59,031	$60,728
Federal Reserve Bank stock	6,876	6,876
Total	$65,907	$67,604

Note 13 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $15.9 million and $14 million for the nine month periods ended September 30, 2012 and 2011, respectively.

The following table shows the components of net periodic benefit expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Service cost	$1,068	$1,139	$3,204	$3,417
Interest cost	1,012	992	3,036	2,976
Expected return on plan assets	(2,186)	(1,885)	(6,558)	(5,657)
Amortization of prior service cost	5	5	15	15
Recognized net actuarial loss	427	352	1,281	1,057
Benefit expense	$326	$603	$978	$1,808

As a result of the February 16, 2012 acquisition of certain Vision assets and liabilities by Centennial Bank, it was necessary to re-measure the plan assets and liabilities resulting in a reduction to the unrecognized net loss account, within Accumulated Other Comprehensive (Loss), of $412,000 (net of tax of $222,000).

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

At September 30, 2012, the interest rate swap’s fair value of $(229,000) was included in other liabilities. No hedge ineffectiveness on the cash flow hedge was recognized during the three and nine months ended September 30, 2012. At September 30, 2012, the variable rate on the $25 million subordinated note was 2.36% (3-month LIBOR plus 200 basis points) and Park was paying 6.01% (4.01% fixed rate on the interest rate swap plus 200 basis points).

For the nine months ended September 30, 2012, the change in the fair value of the interest rate swap reported in other comprehensive income was a gain of $401,000 (net of taxes of $216,000). Amounts reported in accumulated other comprehensive income related to the interest rate swap will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.

As of September 30, 2012, no derivatives were designated as fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of September 30, 2012, Park had mortgage loan interest rate lock commitments outstanding of approximately $40.5 million. Park has specific forward contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under U.S. GAAP. At September 30, 2012, the fair value of the derivative instruments was approximately $607,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2012, the fair value of the swap liability of $135,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses and consideration of the Visa settlement agreement announced on July 13, 2012 to resolve the Federal Multi-District Interchange Litigation.

Note 15 – Loan Servicing

Park serviced sold mortgage loans of $1.30 billion at September 30, 2012, compared to $1.35 billion at December 31, 2011 and $1.41 billion at September 30, 2011. At September 30, 2012, $19.1 million of the sold mortgage loans were sold with recourse compared to $30.6 million at September 30, 2011. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2012, management determined that no liability was deemed necessary for these loans.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,809	$10,259	$9,301	$10,488
Additions	981	431	2,240	1,070
Amortization	(900)	(621)	(2,605)	(1,557)
Changes in valuation allowance	(544)	—	(590)	68
Carrying amount, net, end of period	$8,346	$10,069	$8,346	$10,069

Valuation allowance:
Beginning of period	$1,067	$680	$1,021	$748
Changes in valuation allowance	544	—	590	(68)
End of period	$1,611	$680	$1,611	$680

Servicing fees included in other service income were $0.9 million and $2.7 million for the three and nine months ended September 30, 2012 and September 30, 2011.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2012
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$698,470	$—	$698,470
Obligations of states and political subdivisions	—	1,313	—	1,313
U.S. Government sponsored entities’ asset-backed securities	—	332,848	—	332,848
Equity securities	1,495	—	744	2,239
Mortgage loans held for sale	—	30,388	—	30,388
Mortgage IRLCs	—	607	—	607

Liabilities
Interest rate swap	$—	$229	$—	$229
Fair value swap	—	—	135	135

Fair Value Measurements at December 31, 2011 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$371,657	$—	$371,657
Obligations of states and political subdivisions	—	2,660	—	2,660
U.S. Government sponsored entities’ asset-backed securities	—	444,295	—	444,295
Equity securities	1,270	—	763	2,033
Mortgage loans held for sale	—	11,535	—	11,535
Mortgage IRLCs	—	251	—	251

Liabilities
Interest rate swap	$—	$846	$—	$846
Fair value swap	—	—	700	700

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2012 and 2011, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2012 and 2011

(In thousands)	Equity Securities	Fair value swap
Balance, at July 1, 2012	$738	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	6	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at September 30, 2012	$744	$(135)

Balance, at July 1, 2011	$741	$(200)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	8	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2011	$749	$(200)

Level 3 Fair Value Measurements
Nine Months Ended September 30, 2012 and 2011

(In thousands)	Obligations of states and political subdivisions	Equity Securities	Fair value swap
Balance, at January 1, 2012	$—	$763	$(700)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	—	—	—
Included in other comprehensive income	—	(19)	—
Purchases, sales, issuances and settlements, other	—	—	—
Periodic settlement of fair value swap	—	—	(565)
Balance at September 30, 2012	$—	$744	$(135)

Balance, at January 1, 2011	$2,598	$745	$(60)
Total gains/(losses)
Included in earnings – realized	—	—	—
Included in earnings – unrealized	(128)	—	—
Included in other comprehensive income	—	4	—
Purchases, sales, issuances and settlements, other	(2,470)	—	—
Re-evaluation of fair value swap	—	—	(140)
Balance at September 30, 2011	$—	$749	$(200)

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

The following table presents assets and liabilities measured at fair value on a nonrecurring basis:

Fair Value Measurements at September 30, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2012
Impaired loans:
Commercial real estate	$—	$—	$25,195	$25,195
Construction real estate:
SEPH commercial land and development	—	—	12,923	12,923
Remaining commercial	—	—	8,277	8,277
Residential real estate	—	—	10,010	10,010
Total impaired loans	$—	$—	$56,405	$56,405
Mortgage servicing rights	—	6,108	—	6,108
Other real estate owned	—	—	33,484	33,484

Fair Value Measurements at December 31, 2011 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2011
Impaired loans:
Commercial real estate	$—	$—	$24,859	$24,859
Construction real estate:
Vision commercial land and development	—	—	21,228	21,228
Remaining commercial	—	—	8,860	8,860
Residential real estate	—	—	12,935	12,935
Total impaired loans	$—	$—	$67,882	$67,882
Mortgage servicing rights	—	5,815	—	5,815
Other real estate owned	—	—	42,272	42,272

Impaired loans had a book value of $142.3 million at September 30, 2012, after partial charge-offs of $117.5 million. Additionally, these impaired loans had a specific valuation allowance of $7.6 million. Of the $142.3 million impaired loan portfolio, loans with a book value of $62.0 million were carried at their fair value of $56.4 million, as a result of charge-offs of $91.5 million and a specific valuation allowance of $5.6 million. The remaining $80.3 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2011, impaired loans had a book value of $187.1 million, after partial charge-offs of $103.8 million. Additionally, these impaired loans had a specific valuation allowance of $15.9 million. Of these, loans with a book value of $78.0 million were carried at their fair value of $67.9 million as a result of partial charge-offs of $97.6 million and a specific valuation allowance for those loans carried at fair value of $10.1 million. The remaining $109.1 million of impaired loans at December 31, 2011 were carried at cost. The financial impact of credit adjustments related to impaired loans carried at fair value during the three and nine month periods ended September 30, 2012 was $5.2 million and $10.7 million.

MSRs, which are carried at the lower of cost or fair value, were recorded at $8.3 million at September 30, 2012. Of the $8.3 million MSR carrying balance at September 30, 2012, $6.1 million was recorded at fair value and included a valuation allowance of $1.6 million. The remaining $2.2 million was recorded at cost, as the fair value exceeded cost at September 30, 2012. At December 31, 2011, MSRs were recorded at $9.3 million, including a valuation allowance of $1.0 million. Expense related to MSRs carried at fair value during the nine month period ended September 30, 2012 and for the year ended December 31, 2011 was $590,000 and $273,000, respectively.

At September 30, 2012 and December 31, 2011, the estimated fair value of OREO, less estimated selling costs, amounted to $33.5 million and $42.3 million, respectively. The financial impact of OREO fair value adjustments for the nine month period ended September 30, 2012 and the year ended December 31, 2011 was $4.4 million and $8.2 million, respectively.

The following table presents qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$25,195	Sales comparison approach	Adj to comparables	0.0% - 59.0% (31.2%)
		Income approach	Capitalization rate	9.0% - 12.5% (11.7%)
Construction real estate:
SEPH commercial land and development	$12,923	Sales comparison approach	Adj to comparables	0.0% - 68.6% (31.4%)
		Bulk sale approach	Discount rate	25.0% - 35.0% (26.8%)
Remaining commercial	$8,277	Bulk sale approach	Discount rate	28.0% - 35.0% (32.8%)
Residential real estate	$10,010	Sales comparison approach	Adj to comparables	0.0% - 43.0% (3.9%)

Other real estate owned	$33,484	Sales comparison approach	Adj to comparables	0.0% - 55.0% (15.6%)
		Income approach	Capitalization rate	10.0% - 14.3% (12.7%)

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

The fair value of financial instruments at September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$281,295	$281,295	$—	$—	$281,295
Investment securities	1,587,474	1,495	1,598,230	744	1,600,469
Accrued interest receivable - securities	4,990	—	4,990	—	4,990
Accrued interest receivable - loans	15,145	—	4	15,141	15,145
Mortgage loans held for sale	30,388	—	30,388	—	30,388
Impaired loans carried at fair value	56,405	—	—	56,405	56,405
Other loans	4,258,152	—	—	4,282,576	4,282,576
Loans receivable, net	$4,344,945	$—	$30,388	$4,338,981	$4,369,369

Financial liabilities:
Noninterest bearing checking accounts	$1,043,460	$1,043,460	$—	—	$1,043,460
Interest bearing transactions accounts	1,213,975	1,213,975	—	—	1,213,975
Savings accounts	1,011,880	1,011,880	—	—	1,011,880
Time deposits	1,518,134	—	1,524,842	—	1,524,842
Other	5,628	5,628	—	—	5,628
Total deposits	$4,793,077	$3,274,943	$1,524,842	$—	$4,799,785

Short-term borrowings	$275,908	$—	$275,908	$—	$275,908
Long-term debt	806,273	—	900,338	—	900,338
Subordinated debentures/notes	105,250	—	100,584	—	100,584
Accrued interest payable – deposits	2,415	39	2,376	—	2,415
Accrued interest payable – debt/borrowings	2,144	19	2,125	—	2,144

Derivative financial instruments:
Interest rate swap	$229	$—	$229	$—	$229
Fair value swap	135	—	—	135	135

	December 31, 2011
(In thousands)	Carrying value	Fair value
Financial assets:
Cash and money market instruments	$157,486	$157,486
Investment securities	1,640,869	1,655,219
Accrued interest receivable	19,697	19,697
Mortgage loans held for sale	11,535	11,535
Impaired loans carried at fair value	67,882	67,882
Other loans	4,169,238	4,187,155
Loans receivable, net	$4,248,655	$4,266,572
Assets held for sale	$382,462	$382,462

Financial liabilities:
Noninterest bearing checking accounts	$995,733	$995,733
Interest bearing transactions accounts	1,037,385	1,037,385
Savings accounts	931,526	931,526
Time deposits	1,499,105	1,506,075
Other	1,365	1,365
Total deposits	$4,465,114	$4,472,084

Short-term borrowings	$263,594	$263,594
Long-term debt	823,182	915,274
Subordinated debentures/notes	75,250	68,601
Accrued interest payable	4,916	4,916
Liabilities held for sale	536,186	536,991

Derivative financial instruments:
Interest rate swap	$846	$846
Fair value swap	700	700

Note 17 – Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of Fixed-Rate Cumulative Perpetual Preferred Shares, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”). The Series A Preferred Shares constituted Tier 1 capital and ranked senior to Park’s common shares. The Series A Preferred Shares were to pay cumulative dividends at a rate of 5% per annum through February 14, 2014 and reset to a rate of 9% per annum thereafter. For the nine month period ended September 30, 2012, Park recognized a charge to retained earnings of $3.4 million representing the preferred stock dividend and accretion of the discount on the preferred stock, associated with Park’s participation in the CPP.

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

On April 25, 2012, Park entered into a Letter Agreement with the U.S. Treasury pursuant to which Park repurchased the 100,000 Series A Preferred Shares for a purchase price of $100 million plus a pro rata accrued and unpaid dividend. Total consideration of $101.0 million included accrued and unpaid dividends of $1.0 million. In addition to the accrued and unpaid dividends of $1.0 million, the charge to retained earnings, resulting from the repurchase of the Series A Preferred Shares, was $1.6 million on April 25, 2012.

On May 2, 2012, Park entered into a Letter Agreement (the “Warrant Repurchase Letter Agreement”) pursuant to which Park repurchased from the U.S. Treasury the Warrant to purchase 227,376 Park common shares in full for consideration of $2.8 million, or $12.50 per Park common share.

Note 18 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and the related tax effects are shown in the following table for the three and nine month periods ended September 30, 2012 and 2011:

Three months ended September 30, (in thousands)	Before-tax amount	Tax effect	Net-of-tax amount
2012
Change in pension plan assets and benefit obligations	$—	$—	$—
Unrealized gains on available-for-sale securities	1,328	464	864
Unrealized net holding gain on cash flow hedge	219	77	142
Other comprehensive income	$1,547	$541	$1,006

2011
Unrealized gains on available-for-sale securities	$17,532	$6,136	$11,396
Reclassification adjustment for gains realized in net income	(3,465)	(1,213)	(2,252)
Unrealized net holding gain on cash flow hedge	238	83	155
Other comprehensive loss	$14,305	$5,006	$9,299

Nine months ended September 30, (in thousands)	Before-tax amount	Tax effect	Net-of-tax amount
2012
Change in pension plan assets and benefit obligations	$634	$222	$412
Unrealized gains on available-for-sale securities	2,258	790	1,468
Unrealized net holding gain on cash flow hedge	617	216	401
Other comprehensive income	$3,509	$1,228	$2,281

2011
Unrealized gains on available-for-sale securities	$26,451	$9,257	$17,194
Reclassification adjustment for gains realized in net income	(25,462)	(8,912)	(16,550)
Unrealized net holding gain on cash flow hedge	535	187	348
Other comprehensive loss	$1,524	$532	$992

The ending balance of each component of accumulated other comprehensive income (loss) was as follows:

(In thousands)	Before-tax amount	Tax effect	Net-of-tax amount
September 30, 2012
Changes in pension plan assets and benefit obligations	$(31,603)	$(11,061)	$(20,542)
Unrealized gains on available-for-sale securities	21,756	7,615	14,141
Unrealized net holding loss on cash flow hedge	(229)	(80)	(149)
Total accumulated other comprehensive loss	$(10,076)	$(3,526)	$(6,550)

December 31, 2011
Changes in pension plan assets and benefit obligations	$(32,237)	$(11,283)	$(20,954)
Unrealized gains on available-for-sale securities	19,498	6,825	12,673
Unrealized net holding loss on cash flow hedge	(846)	(296)	(550)
Total accumulated other comprehensive loss	$(13,585)	$(4,754)	$(8,831)

September 30, 2011
Changes in pension plan assets and benefit obligations	$(24,503)	$(8,576)	$(15,927)
Unrealized gains on available-for-sale securities	24,253	8,488	15,765
Unrealized net holding loss on cash flow hedge	(1,099)	(385)	(714)
Total accumulated other comprehensive loss	$(1,349)	$(473)	$(876)

Note 19 — Sale of Common Shares and Issuance of Common Stock Warrants

There were no sales of common shares or issuance of common stock warrants during the nine months ended September 30, 2012 or September 30, 2011. Outstanding as of September 30, 2011 were 35,992 Series B Common Share Warrants which were issued as part of the registered direct public offering completed on December 10, 2010. The Series B Common Share Warrants had an exercise price of $76.41. The Series B Common Share Warrants were not exercised and expired on December 20, 2011.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: deterioration in the asset value of Park's loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park's ability to sell OREO properties at prices as favorable as anticipated; Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically the real estate market and the credit market, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes in our assets and liabilities; competitive factors among financial service organizations increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the SEC and NYSE MKT LLC, to implement the Dodd-Frank Act’s provisions; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation is inherently subjective as it requires material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. (Refer to the “Credit Metrics and Provision for Loan Losses” section within this MD&A for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At September 30, 2012, OREO totaled $35.6 million, representing a 15.8% decrease compared to $42.3 million at December 31, 2011. The $6.7 million net decrease in OREO during the first nine months of 2012 was a result of $16.4 million in new OREO offset by sales of $18.7 million and devaluations of $4.4 million.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. At September 30, 2012, the fair value of assets based on Level 3 inputs for Park was approximately $90.6 million. This was 7.8% of the total amount of assets measured at fair value as of the end of the third quarter. The fair value of impaired loans was approximately $56.4 million (or 60.8%) of the total amount of Level 3 inputs. Additionally, there were $80.3 million of loans that were impaired and carried at cost, as fair value exceeded book value for each individual credit. The large majority of Park’s Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2012 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. At September 30, 2012, on a consolidated basis, Park had core deposit intangibles of $476,000 subject to amortization and $72.3 million of goodwill, which was not subject to periodic amortization. Please see Note 4 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011

Summary Discussion of Results

Net income for the three months ended September 30, 2012 was $12.0 million compared to $20.4 million for the third quarter of 2011, a decrease of $8.4 million or 41.2%. Net income available to common shareholders (which is net of preferred stock dividends and accretion) was $12.0 million for the third quarter of 2012 compared to $18.9 million for the three months ended September 30, 2011, a decrease of $6.9 million or 36.5%. Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, were zero for the third quarter of 2012 and $1.46 million for the same quarter in 2011. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. As a result of this repurchase, Park recorded a charge to retained earnings and a corresponding reduction to net income available to common shareholders of $1.6 million in the second quarter of 2012.

Results for the three months ended September 30, 2012 were significantly impacted by a $13.0 million charge-off (with a loan loss provision of the same amount) related to a single loan relationship held by SE Property Holdings, LLC ("SEPH"), a non-bank subsidiary of Park. The Park National Bank ("PNB") also holds a participation interest in this loan relationship. As a result of continued delays in the expected repayment of the loan relationship and additional information received during the third quarter of 2012, including recent events that raised concern about the collectability of this receivable, Park's management determined that it was appropriate for SEPH and PNB to charge-down the loan relationship by an amount of $13.0 million ($10.5 million at SEPH and $2.5 million at PNB), in the aggregate (with a loan loss provision of the same amount). Through the nine months ended September 30, 2012, total charge-offs at SEPH and PNB related to this loan relationship (with a loan loss provision for the same amount) totaled approximately $12.1 million and $3.2 million, respectively.

Diluted earnings per common share were $0.78 for the third quarter of 2012 compared to $1.23 for the third quarter of 2011, a decrease of $0.45 per share or 36.6%. Weighted average diluted common shares outstanding were 15,405,894 for the three months ended September 30, 2012 compared to 15,398,909 diluted common shares for the third quarter of 2011, an increase of 6,985 diluted common shares or 0.05%.

Net income for the nine months ended September 30, 2012 was $62.3 million compared to $71.5 million for the same period in 2011, a decrease of $9.2 million or 12.9%. Net income available to common shareholders was $58.9 million for the first nine months of 2012 compared to $67.1 million for the same period of 2011, a decrease of $8.2 million or 12.2%. Preferred stock dividends and the related accretion of the discount on the Series A Preferred Shares issued to the U.S. Treasury on December 23, 2008, were $3.43 million for the first nine months of 2012 and $4.4 million for the first nine months of 2011. The results for the first nine months of 2012 and 2011 include the gain from the sale of the Vision Bank business of $22.2 million ($14.4 million after-tax) and the gains resulting from the sale of investment securities of $25.5 million ($16.6 million after-tax), respectively.

Diluted earnings per common share were $3.82 for the first nine months of 2012 compared to $4.36 for the same period in 2011, a decrease of $0.54 per share or 12.4%. Weighted average diluted common shares outstanding were 15,409,186 for the nine months ended September 30, 2012 compared to 15,400,641 diluted common shares for the first nine months of 2011, an increase of 8,545 diluted common shares or 0.06%.

Included in the results discussed above for the first nine months of 2012 are the operating results for SEPH. The remaining assets and liabilities retained by Vision Bank (“Vision”) subsequent to the sale to Centennial Bank (refer to additional discussion in the “Sale of Vision Bank Business” section below) were subsequently transferred to SEPH through the merger of Vision into SEPH. SEPH also holds other real estate owned (“OREO”) that had previously been transferred to SEPH from Vision. SEPH reported a net loss for the first nine months of 2012 of $7.9 million, which included the gain on the sale of the Vision business discussed above.

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

The remaining assets and liabilities were retained by Vision. As a result of the transaction, Park recorded a pre-tax gain of $22.2 million (after actual expenses directly related to the transaction). As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to "put back" up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. Refer to the "Credit Metrics and Provision for Loan Losses" section for additional discussion of the loan put.

The following tables compare the components of net income for the three and nine month periods ended September 30, 2012 with the components of net income for the three and nine month periods ended September 30, 2011. This information is provided for Park, PNB, Guardian Financial Services Company (“GFSC”), SEPH, and Vision.

Table - Park – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$58,016	$67,620	(14.20)%	$178,424	$206,955	(13.79)%
Provision for loan losses	16,655	16,438	1.32%	30,231	43,054	(29.78)%
Other income	18,079	18,027	0.29%	53,040	48,195	10.05%
Gain on sale of Vision business	—	—	N.M.	22,167	—	N.M.
Security gains	—	3,465	N.M.	—	25,462	N.M.
Operating expenses	45,683	45,599	0.18%	139,957	138,952	0.72%
Income before taxes	$13,757	$27,075	(49.19)%	$83,443	$98,606	(15.38)%
Income taxes	1,775	6,694	(73.48)%	21,100	27,076	(22.07)%
Net income	$11,982	$20,381	(41.21)%	$62,343	$71,530	(12.84)%

Table - PNB – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$55,366	$58,588	(5.50)%	$167,234	$179,366	(6.76)%
Provision for loan losses	4,125	9,000	(54.17)%	12,553	18,950	(33.76)%
Other income	18,150	16,825	7.88%	52,511	49,956	5.11%
Security gains	—	3,465	N.M.	—	23,634	N.M.
Operating expenses	39,609	35,936	10.22%	114,925	108,572	5.85%
Income before taxes	$29,782	$33,942	(12.26)%	$92,267	$125,434	(26.44)%
Income taxes	7,714	9,424	(18.15)%	25,155	37,636	(33.16)%
Net income	$22,068	$24,518	(9.99)%	$67,112	$87,798	(23.56)%

Table - GFSC – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$2,371	$2,242	5.75%	$6,887	$6,462	6.58%
Provision for loan losses	184	525	(64.95)%	634	1,575	(59.75)%
Other income	—	—	N.M.	—	—	N.M.
Security gains	—	—	N.M.	—	—	N.M.
Operating expenses	693	646	7.28%	2,120	1,862	13.86%
Income before taxes	$1,494	$1,071	39.50%	$4,133	$3,025	36.63%
Income taxes	523	375	39.47%	1,447	1,060	36.51%
Net income	$971	$696	39.51%	$2,686	$1,965	36.69%

Table - SEPH – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income (expense)	$(888)	$(375)	N.M.	$597	$(599)	N.M.
Provision for loan losses	12,346	—	N.M.	17,044	—	N.M.
Other income (expense)	(191)	(894)	N.M.	258	(2,535)	N.M.
Gain on sale of Vision business	—	—	N.M.	22,167	—	N.M.
Operating expenses	4,008	240	N.M.	18,172	272	N.M.
Loss before taxes	$(17,433)	$(1,509)	N.M.	$(12,194)	$(3,406)	N.M.
Income taxes (benefit)	(6,102)	(528)	N.M.	(4,282)	(1,192)	N.M.
Net loss	$(11,331)	$(981)	N.M.	$(7,912)	$(2,214)	N.M.

 The results for the three and nine month periods ended September 30, 2012 for SEPH include the results of the Vision business from January 1, 2012 through February 16, 2012, the day Vision merged with and into SEPH.

Table - Vision – Summary Income Statement
	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	% Change	2012	2011	% Change
Net interest income	$—	$6,493	N.M.	$—	$20,248	N.M.
Provision for loan losses	—	6,913	N.M.	—	22,529	N.M.
Other income (expense)	—	2,014	N.M.	—	524	N.M.
Security gains	—	—	N.M.	—	1,828	N.M.
Operating expenses	—	7,267	N.M.	—	22,866	N.M.
Loss before income tax benefit	$—	$(5,673)	N.M.	$—	$(22,795)	N.M.
Income tax benefit	—	(2,008)	N.M.	—	(8,065)	N.M.
Net loss	$—	$(3,665)	N.M.	$—	$(14,730)	N.M.

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2012, projected results for the fourth quarter of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009. Park's segments currently include PNB, GFSC, SEPH and "All Other" which primarily consists of Park's Parent Company.

(In thousands)	Q1 2012	Q2 2012	Q3 2012	Projected Q4 2012	Projection 2012	2011	2010	2009
PNB	$21,561	$23,483	$22,068	$21,661	$88,773	$106,851	$102,948	$101,458
GFSC	806	909	971	993	3,679	2,721	2,006	1,752
Park Parent Company	49	134	274	(191)	266	(1,595)	(1,439)	1,092
Ongoing operations	$22,416	$24,526	$23,313	$22,463	$92,718	$107,977	$103,515	$104,302
Vision Bank	—	—	—	—	—	(22,526)	(45,414)	(30,110)
SEPH	9,059	(5,640)	(11,331)	(4,047)	(11,959)	(3,311)	—	—
Total Park	$31,475	$18,886	$11,982	$18,416	$80,759	$82,140	$58,101	$74,192

The “Park Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results to be reflective of the business of Park and its subsidiaries on a going forward basis.

The following table compares the guidance for 2012 that management provided in Park’s 2011 Annual Report with the actual results for the nine month period ended September 30, 2012. This guidance was included in Park’s 2011 Annual Report in the “Financial Review” section on pages 38 through 41. Additionally, the table below provides the projected results for the last quarter of 2012 and the current projection for the 2012 year.

(In thousands)	2011 Annual Report projection of results for 2012	75% of 2011 Annual Report projection	Actual results for the first nine months of 2012	Projected Q4 2012	2012 Projection
Net interest income	$240,000 to $250,000	$180,000 - $187,500	$178,424	$56,730	$235,154
Provision for loan losses	$20,000 to $27,000	$15,000 - $20,250	$30,231	$5,227	$35,458
Total other income	$62,000 to $66,000	$46,500 - $49,500	$53,040	$17,637	$70,677
Total other expense	$170,000 to $175,000	$127,500- $131,250	$139,957	$44,451	$184,408

The discussion below provides some additional information regarding the segments that make up the “Ongoing operations”.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first nine months of 2012, projected results for the last quarter of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected Q4 2012	2012 Projection	2011	2010	2009
Net interest income	$167,234	$54,216	$221,450	$236,282	$237,281	$236,107
Provision for loan losses	12,553	3,826	16,379	30,220	23,474	22,339
Fee income	52,511	18,081	70,592	67,348	68,648	75,430
Security gains	—	—	—	23,634	11,864	7,340
Total other expense	114,925	38,513	153,438	146,235	144,051	148,048
Income before income taxes	$92,267	$29,958	$122,225	$150,809	$150,268	$148,490
Federal income taxes	25,155	8,297	33,452	43,958	47,320	47,032
Net income	$67,112	$21,661	$88,773	$106,851	$102,948	$101,458
Net income excluding security gains	$67,112	$21,661	$88,773	$91,489	$95,236	$96,687

The results for PNB continue to be excellent. Management previously projected 2012 net income for PNB of approximately $93 million within the 2011 Annual Report. Due primarily to the continued low interest rate environment, management's most recent projection for PNB's net income is $88.8 million.

The table below provides certain balance sheet information and financial ratios for PNB as of September 30, 2012, for the year ended December 31, 2011, and as of September 30, 2011.

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011	% change from 12/31/11	% change from 9/30/11
Loans	$4,311,117	$4,172,424	$4,111,272	3.32%	4.86%
Allowance for loan losses	53,145	55,409	63,780	(4.09)%	(16.67)%
Net loans	4,257,972	4,117,015	4,047,492	3.42%	5.20%
Total assets	6,601,785	6,281,747	6,346,125	5.09%	4.03%
Average assets (YTD)	6,530,055	6,453,404	6,489,781	1.19%	0.62%
Deposits	4,895,627	4,611,646	4,671,968	6.16%	4.79%
Return on average assets *	1.37%	1.42%	1.49%
  * Annualized for the nine months ended September 30, 2012 and 2011. Excludes gains on the sale of investment securities for the nine months ended September 30, 2011 and the year ended December 31, 2011.

The $139 million (3.32%) increase in loans experienced at PNB through the first nine months of 2012 is primarily related to continued demand in the mortgage loan portfolio, which has increased by $98.4 million. Of the $98.4 million increase in the mortgage loan portfolio, approximately $96.8 million of the increase is associated with our decision to retain a portion of the 15-year, fixed-rate mortgages originated by PNB rather than selling them in the secondary market. As noted above, PNB's allowance for loan losses has declined by $10.6 million, or 16.67%, to $53.1 million at September 30, 2012 compared to $63.8 million at September 30, 2011. The decline in PNB's allowance for loan losses is due to continued improvement in the credit metrics across the PNB loan portfolio, as well as declines in specific reserves established for impaired commercial loans. Refer to the “Credit Metrics and Provision for Loan Losses” section below for additional information regarding the improvements in the credit metrics of PNB's loan portfolio.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first nine months of 2012, projected results for the last quarter of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected Q4 2012	2012 Projection	2011	2010	2009
Net interest income	$6,887	$2,407	$9,294	$8,693	$7,611	$7,010
Provision for loan losses	634	151	785	2,000	2,200	2,052
Fee income	—	1	1	—	2	3
Total other expense	2,120	728	2,848	2,506	2,325	2,264
Income before income taxes	$4,133	$1,529	$5,662	$4,187	$3,088	$2,697
Federal income taxes	1,447	536	1,983	1,466	1,082	945
Net income	$2,686	$993	$3,679	$2,721	$2,006	$1,752

In the 2011 Annual Report, management stated that GFSC was expected to make net income of $3.0 million in 2012. Management's latest guidance for 2012 reflects a slight increase in net income for GFSC to approximately $3.7 million. This improvement is the result of an anticipated lower provision for loan losses based on credit analysis performed by GFSC's management.

The table below provides certain balance sheet information and financial ratios for GFSC as of September 30, 2012, for the year ended December 31, 2011, and as of September 30, 2011.

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011	% change from 12/31/11	% change from 9/30/11
Loans	$50,099	$47,111	$46,680	6.34%	7.32%
Allowance for loan losses	2,419	2,297	2,043	5.31%	18.40%
Net loans	47,680	44,814	44,637	6.40%	6.82%
Total assets	49,921	46,682	46,449	6.94%	7.47%
Average assets (YTD)	47,819	45,588	45,345	4.89%	5.46%
Return on average assets *	7.50%	5.97%	5.79%
* Annualized for the nine months ended September 30, 2012 and 2011.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first nine months of 2012, projected results for the last quarter of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected Q4 2012	2012 Projection	2011	2010	2009
Net interest income	$3,706	$1,211	$4,917	$2,155	$1,285	$4,740
Provision for loan losses	—	—	—	—	—	—
Fee income	271	80	351	350	390	464
Total other expense	4,740	1,861	6,601	7,115	9,107	10,322
Income (loss) before income taxes	$(763)	$(570)	$(1,333)	$(4,610)	$(7,432)	$(5,118)
Federal income tax (benefit)	(1,220)	(379)	(1,599)	(3,015)	(5,993)	(6,210)
Net income (loss)	$457	$(191)	$266	$(1,595)	$(1,439)	$1,092

In the 2011 Annual Report, management projected net income of $1 million for the Parent Company, Vision through February 16, 2012 and SEPH. Typically, we expect the Park Parent Company will perform around breakeven. Management's most recent projection shows net income of $0.3 million for 2012.

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

The table below reflects the results for SEPH for the first nine months of 2012 and projected results for the fourth quarter of 2012. The SEPH results for the first quarter of 2012 include Vision's results prior to the completion of the sale to Centennial on February 16, 2012. Also included below are the results for SEPH for the year ended December 31, 2011 and for Vision for each of the fiscal years ended December 31, 2011, and 2010. SEPH was formed in March 2011. Prior to holding the remaining Vision Bank assets, SEPH held OREO assets that were transferred from Vision to SEPH.

(In thousands)	YTD 2012	Projected Q4 2012	2012 Projection	SEPH 2011	Vision 2011	Vision 2010
Net interest income	$597	$(1,104)	$(507)	$(974)	$27,078	$27,867
Provision for loan losses	17,044	1,250	18,294	—	31,052	61,407
Fee income	258	(525)	(267)	(3,039)	1,422	(6,024)
Security gains	—	—	—	—	5,195	—
Gain on sale of Vision business	22,167	—	22,167	—	—	—
Total other expense	18,172	3,349	21,521	1,082	31,379	31,623
Loss before income taxes	$(12,194)	$(6,228)	$(18,422)	$(5,095)	$(28,736)	$(71,187)
Federal income taxes/(benefit)	(4,282)	(2,181)	(6,463)	(1,784)	(6,210)	(25,773)
Net loss	$(7,912)	$(4,047)	$(11,959)	$(3,311)	$(22,526)	$(45,414)
Net loss excluding security gains	$(7,912)	$(4,047)	$(11,959)	$(3,311)	$(25,903)	$(45,414)

In the 2011 Annual Report, management projected combined net income of $1 million for the Park Parent Company, Vision through February 16, 2012 and SEPH. As noted above, we typically expect the Park Parent Company will perform around breakeven. As such, management expected net income of approximately $1 million for the combined operations of Vision through February 16, 2012 and SEPH throughout the 2012 year. Management's most recent projection for the combined SEPH / Vision is a net loss of $12.0 million for 2012. The decline in projected net income is primarily due to increased provision for loan losses and other expense at SEPH through the first nine months of 2012.

As previously discussed, the $12.3 million loan loss provision at SEPH in the third quarter of 2012 was largely related to a single loan relationship held by SEPH. PNB also holds a participation interest in this loan relationship. The majority of this loan relationship is secured by a significant third party receivable. Information obtained during the third quarter of 2012 raised concern about the collectibility of these accounts receivable and led to the charge down. However, the remaining loans at SEPH are generally fully secured by either real estate or personal property and have been previously written down (as needed) to the fair value of the underlying real estate or personal property determined by recent appraisals.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss has been or will be carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of September 30, 2012:

SEPH - Retained Vision Loan Portfolio
(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$144,843	$86,005	$58,838	59%
Performing loans - retained by SEPH	10,344	712	9,632	7%
Total SEPH loan exposure	$155,187	$86,717	$68,470	56%

The table below provides an overview of all Vision exposure remaining at SEPH. This information is provided as of both September 30, 2012 and June 30, 2012, showing the decline in legacy Vision assets at SEPH over the past quarter.

(In thousands)	SEPH 9/30/2012	SEPH 6/30/2012	Change from linked quarter
Nonperforming loans - retained by SEPH	$58,838	$74,100	$(15,262)
OREO - retained by SEPH	21,934	24,985	(3,051)
Total nonperforming assets	$80,772	$99,085	$(18,313)

Performing loans - retained by SEPH	$9,632	$8,510	$1,122

Total SEPH - Legacy Vision assets	$90,404	$107,595	$(17,191)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first nine months of 2012, projected results for the last quarter of 2012, and results for each of the prior three fiscal years ended December 31, 2011, 2010, and 2009.

(In thousands)	YTD 2012	Projected Q4 2012	2012 Projection	2011	2010	2009
Net interest income	$178,424	$56,730	$235,154	$273,234	$274,044	$273,491
Provision for loan losses	30,231	5,227	35,458	63,272	87,081	68,821
Fee income	53,040	17,637	70,677	66,081	63,016	73,850
Security gains	—	—	—	28,829	11,864	7,340
Gain on sale of Vision business	22,167	—	22,167	—	—	—
Total other expense	139,957	44,451	184,408	188,317	187,106	188,725
Income before income taxes	$83,443	$24,689	$108,132	$116,555	$74,737	$97,135
Federal income taxes	21,100	6,273	27,373	34,415	16,636	22,943
Net income	$62,343	$18,416	$80,759	$82,140	$58,101	$74,192
Net income excluding security gains	$62,343	$18,416	$80,759	$63,401	$50,389	$69,421

In the 2011 Annual Report, management stated that Park was expected to make net income of approximately $97 million in 2012. Management's latest projection for 2012 reflects net income for Park of approximately $81 million. The decline of $16 million is due to worse than expected results at SEPH and the continued low interest rate environment, resulting in a lower projection for net interest income.

Net Interest Income Comparison for the Third Quarter of 2012 and 2011

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $9.6 million or 14.2% to $58.0 million for the third quarter of 2012 compared to $67.6 million for the third quarter of 2011. The $9.6 million decrease was primarily due to the sale of Vision during the first quarter of 2012 and continued low interest rates. Vision’s net interest income for the three months ended September 30, 2011 was $6.5 million.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the third quarter of 2012 with the same quarter in 2011.

	Three months ended September 30, 2012		Three months ended September 30, 2011
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,392,067	5.31%	$4,692,013	5.59%
Taxable investments	1,597,130	3.04%	1,812,012	3.57%
Tax exempt investments	2,900	6.96%	6,293	6.79%
Money market instruments	208,191	0.25%	100,635	0.24%
Interest earning assets	$6,200,288	4.56%	$6,610,953	4.95%

Interest bearing deposits	$3,828,831	0.46%	$4,191,312	0.63%
Short-term borrowings	260,851	0.25%	253,700	0.28%
Long-term debt	911,528	3.51%	898,789	3.37%
Interest bearing liabilities	$5,001,210	1.00%	$5,343,801	1.07%
Excess interest earning assets	$1,199,078		$1,267,152
Net interest spread		3.56%		3.88%
Net interest margin		3.75%		4.09%
(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance.

Average interest earning assets for the third quarter of 2012 decreased by $411 million or 6.2% to $6,200 million compared to $6,611 million for the third quarter of 2011. The average yield on interest earning assets decreased by 39 basis points to 4.56% for the third quarter of 2012 compared to 4.95% for the third quarter of 2011.

Average interest bearing liabilities for the third quarter of 2012 decreased by $343 million or 6.4% to $5,001 million compared to $5,344 million for the third quarter of 2011. The average cost of interest bearing liabilities decreased by 7 basis points to 1.00% for the third quarter of 2012 compared to 1.07% for the third quarter of 2011.

Interest Rates

Short-term interest rates continue to be extremely low. The average federal funds rate was 0.16% for the second and third quarter of 2012, after being 0.11% for the first quarter of 2012. Additionally, the ten-year treasury rate declined further for the quarter, averaging 1.62% for the third quarter of 2012, 1.81% for the second quarter of 2012, and 2.02% for the first quarter of 2012.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to 0.25% in response to a severe recession in the U.S. economy. Economic conditions began to improve in the second half of 2009 and continued to improve modestly throughout 2010 and 2011. The modest economic recovery has continued during the first nine months of 2012, but uncertainty regarding the U.S. "fiscal cliff", overseas sovereign debt crisis and financial industry regulations continue to hold back any kind of meaningful recovery. The Federal Reserve implemented a third round of quantitative easing during the third quarter of 2012 to further reduce long term interest rates and help support a still significantly distressed U.S. housing market.

Park’s management expects that the FOMC will continue to maintain the targeted federal funds interest rate in the range of 0% to 0.25% during the fourth quarter of 2012. The annual average federal funds rate was 0.16% for 2009, 0.18% for 2010, and 0.10% for 2011.

Discussion of Loans, Investments, Deposits and Borrowings

Average loan balances decreased by $300 million or 6.4% to $4,392 million for the three months ended September 30, 2012, compared to $4,692 million for the third quarter of 2011. The average yield on the loan portfolio decreased by 28 basis points to 5.31% for the third quarter of 2012 compared to 5.59% for the third quarter of 2011. The decrease in average loan balances during the third quarter of 2012 was primarily due to the sale of Vision loans to Centennial on February 16, 2012 of approximately $356 million. The decrease in the average yield on the loan portfolio was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

Total loan balances outstanding at September 30, 2012 were $4,401 million compared to $4,317 million at December 31, 2011, an increase of $84 million, or an annualized 2.6%. The December 31, 2011 amount excludes Vision loans held for sale at that date.

Loan balances at Park's Ohio-based subsidiary, PNB, have increased by $139 million, or 4.45% annualized, to $4,311 million at September 30, 2012 from $4,172 million at December 31, 2011. This was primarily due to an increase in real estate loans outstanding of $105 million, or 14.6%, to $1,067 million at September 30, 2012 from $962 million at December 31, 2011.
The average balance of taxable investment securities decreased by $215 million, or 11.9%, to $1,597 million for the third quarter of 2012 compared to $1,812 million for the third quarter of 2011. The average yield on taxable investment securities was 3.04% for the third quarter of 2012 compared to 3.57% for the third quarter of 2011.

The average balance of tax exempt investment securities decreased by $3.4 million, or 54.0%, to $2.9 million for the third quarter of 2012 compared to $6.3 million for the third quarter of 2011. The tax equivalent yield on tax exempt investment securities was 6.96% for the third quarter of 2012 and 6.79% for the third quarter of 2011. Park has not purchased any tax exempt investment securities for the past several quarters and does not plan to purchase tax exempt securities in the fourth quarter of 2012.

The average balance of money market instruments increased by $107.6 million to $208.2 million for the third quarter of 2012 compared to $100.6 million for the third quarter of 2011. The average yield on money market instruments was 0.25% for the third quarter of 2012 compared to 0.24% for the third quarter of 2011.

The amortized cost of total investment securities was $1,632 million at September 30, 2012, compared to $1,689 million at December 31, 2011. At September 30, 2012, the tax equivalent yield on Park’s investment portfolio was 2.94% and the remaining average life was estimated to be 1.7 years.

Average interest bearing deposit accounts decreased by $362 million or 8.6% to $3,829 million for the third quarter of 2012 compared to $4,191 million for the third quarter of 2011. The average interest rate paid on interest bearing deposits decreased by 17 basis points to 0.46% for the third quarter of 2012 compared to 0.63% for the third quarter last year. The decline in deposit balances compared to prior year was primarily due to the assumption of Vision deposits by Centennial on February 16, 2012 of approximately $523 million.

Average total borrowings were $1,172 million for the three months ended September 30, 2012, compared to $1,152 million for the third quarter of 2011, an increase of $20 million or 1.7%. The average interest rate paid on total borrowings was 2.79% for the third quarter of 2012 compared to 2.69% for the third quarter of 2011.

The net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 32 basis points to 3.56% for the third quarter of 2012 compared to 3.88% for the third quarter last year. The net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) was 3.75% for the third quarter of 2012 compared to 4.09% for the third quarter of 2011.

Net Interest Income Comparison for the First Nine Months of 2012 and 2011

Net interest income decreased by $28.6 million or 13.8% to $178.4 million for the first nine months of 2012 compared to $207 million for the same period of 2011. The $28.6 million decrease was primarily due to the sale of Vision during the first quarter of 2012. Vision’s net interest income prior to its sale to Centennial Bank on February 16, 2012 was $2.6 million, a $17.6 million decline from $20.2 million for the first nine months of 2011.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first nine months of 2012 with the same period in 2011.

	Nine months ended September 30, 2012		Nine months ended September 30, 2011
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,410,042	5.40%	$4,726,074	5.61%
Taxable investments	1,640,482	3.22%	1,907,719	3.81%
Tax exempt investments	3,559	7.03%	8,882	7.24%
Money market instruments	156,830	0.25%	49,877	0.20%
Interest earning assets	$6,210,913	4.69%	$6,692,552	5.06%

Interest bearing deposits	$3,827,370	0.51%	$4,245,949	0.68%
Short-term borrowings	246,506	0.27%	311,281	0.28%
Long-term debt	909,394	3.45%	876,228	3.44%
Interest bearing liabilities	$4,983,270	1.03%	$5,433,458	1.10%
Excess interest earning assets	$1,227,643		$1,259,094
Net interest spread		3.66%		3.96%
Net interest margin		3.86%		4.16%
(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance.

Average interest earning assets for the first nine months of 2012 decreased by $482 million or 7.2% to $6,211 million compared to $6,693 million for the first nine months of 2011. The average yield on interest earning assets decreased by 37 basis points to 4.69% for the first nine months of 2012 compared to 5.06% for the first nine months of 2011.

Average loans decreased by $316 million or 6.7% to $4,410 million for the first nine months of 2012 compared to $4,726 million for the same period in 2011. The average yield on loans was 5.40% for the first nine months of 2012 compared to 5.61% for the same period in 2011. As previously discussed, the decline in average loans in the first nine months of 2012 was primarily due to the sale of Vision loans to Centennial on February 16, 2012 of approximately $356 million.

Average investment securities, including money market instruments, were $1,801 million for the first nine months of 2012 compared to $1,966 million for the same period of 2011. The average yield on taxable investment securities was 3.22% for the first nine months of 2012 and 3.81% for the same period of 2011 and the average tax equivalent yield on tax exempt securities was 7.03% in 2012 and 7.24% in 2011.

Average interest bearing liabilities decreased by $450 million or 8.3% to $4,983 million for the first nine months of 2012 compared to $5,433 million for the same period in 2011. The average cost of interest bearing liabilities was 1.03% for the first nine months of 2012 compared to 1.10% for the first nine months of 2011.

Average interest bearing deposits decreased by $419 million or 9.9% to $3,827 million for the first nine months of 2012 compared to $4,246 million for the same period of 2011. The average interest rate paid on interest bearing deposit accounts was 0.51% for the first nine months of 2012 compared to 0.68% for the same period of 2011. As previously discussed, the decline in average interest bearing deposits in the first nine months of 2012 was primarily due to the assumption of Vision deposits by Centennial on February 16, 2012 of approximately $523 million.

Average total borrowings were $1,156 million for the first nine months of 2012 compared to $1,188 million for the first nine months of 2011. The average interest rate paid on borrowings was 2.77% for the first nine months of 2012 compared to 2.61% for the same period in 2011.

The net interest spread was 3.66% for the first nine months of 2012 and 3.96% for the same period of 2011. The net interest margin decreased by 30 basis points to 3.86% for the nine months ended September 30, 2012 compared to 4.16% for the first nine months of 2011.

Guidance on Net Interest Income for 2012

Management provided guidance in Park’s 2011 Annual Report (page 38) that net interest income for 2012 would be approximately $240 million to $250 million, the tax equivalent net interest margin would be approximately 3.88% to 3.98% and average interest earning assets for 2012 would be approximately $6,200 million.

The actual results for the first nine months of 2012 were slightly below management’s guidance from the 2011 Annual Report. Net interest income for the first nine months of 2012 was $178.4 million, which annualized would be approximately $238.3 million for 2012. The tax equivalent net interest margin was 3.86% and average interest earning assets were $6,211 million for the first nine months of 2012.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(In thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
September 2011	$6,610,953	$67,620	4.09%
December 2011	$6,487,958	$66,279	4.08%
March 2012	$6,297,772	$61,728	3.97%
June 2012	$6,134,797	$58,680	3.87%
September 2012	$6,200,288	$58,016	3.75%

Management’s current forecast projects that net interest income for the last three months of 2012 will be approximately $56.7 million and approximately $235 million for all of 2012. Management also expects that average interest earning assets will be approximately $6,072 million for the last quarter of 2012, with a tax equivalent net interest margin of about 3.71%.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the first nine months of 2012 and for the years of 2011, 2010 and 2009.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2009 - year	$4,594,436	$1,877,303	$52,658	$6,524,397
Percentage	70.42%	28.77%	0.81%	100.00%
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage	70.98%	27.84%	1.18%	100.00%
2012 - first nine months	$4,410,042	$1,644,041	$156,830	$6,210,913
Percentage	71.00%	26.47%	2.53%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first nine months of 2012 was $4,410 million, compared to $4,714 million for all of 2011. The average loans of $4,714 million for all of 2011 included, for the entire year, loan balances at the former Vision subsidiary.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the first nine months of 2012 and for the years of 2011, 2010 and 2009.

	Loans	Investments	Money Market Instruments	Total
2009 - year	6.03%	4.94%	0.22%	5.67%
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - first nine months	5.40%	3.24%	0.25%	4.69%

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

Credit Metrics and Provision for Loan Losses

The provision for loan losses for Park was $16.7 million for the three months ended September 30, 2012, compared to $16.4 million for the same period in 2011. Net loan charge-offs for Park were $19.8 million for the third quarter of 2012, compared to $29.3 million for the third quarter of 2011. Park's annualized ratio of net loan charge-offs to average loans was 1.79% for the three months ended September 30, 2012, compared to 2.48% for the same period in 2011.

The provision for loan losses for Park was $30.2 million for the nine months ended September 30, 2012, compared to $43.1 million for the same period in 2011. Net loan charge-offs for Park were $43.1 million for the first nine months of 2012, compared to $79.3 million for the same period of 2011. Net loan charge-offs for the nine months ended September 30, 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision loan portfolio to fair value prior to the merger of Vision with and into SEPH on February 16, 2012. In addition to this $12.1 million, PNB, Guardian and SEPH recorded net charge-offs of $14.8 million, $512,000 and $15.9 million, respectively, during the first nine months of 2012. Park’s annualized ratio of net loan charge-offs to average loans was 1.31% for the nine months ended September 30, 2012, compared to 2.24% for the same period in 2011. Management expects the annualized net loan charge-off ratio will continue to decline throughout the remainder of 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was $13.2 million for the nine months ended September 30, 2012, compared to $20.5 million for the same period in 2011. Net loan charge-offs for PNB and Guardian were $15.3 million for the first nine months of 2012, compared to $29.3 million for the same period in 2011. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.48% for the nine months ended September 30, 2012, compared to 0.95% for the same period in 2011.

The provision for loan losses for SEPH, including those provisions recorded at Vision prior to the February 16, 2012 merger of Vision with and into SEPH, was $17.0 million for the nine months ended September 30, 2012. Net loan charge-offs for SEPH during the period February 16, 2012 through September 30, 2012, were $15.9 million. As previously discussed, a significant portion of the provision of $17.0 million and charge-offs of $15.9 million was related to one loan relationship which management charged down by $10.5 million (with a loan loss provision for the same amount) at SEPH in the third quarter of 2012. Through the nine months ended September 30, 2012, total charge-offs at SEPH related to this loan relationship (with a loan loss provision for the same amount) totaled approximately $12.1 million.

On February 16, 2012, when Vision merged with and into SEPH, the loans which had been retained by Vision were transferred by operation of law at their fair market value and no allowance for loan loss has been or will be carried at SEPH. The loans included in both the performing and nonperforming portfolios of SEPH continue to be carried at their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of September 30, 2012:

SEPH – Retained Vision Loan Portfolio
Charge-offs as a percentage of unpaid principal balance
September 30, 2012
(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$144,843	$86,005	$58,838	59%
Performing loans - retained by SEPH	10,344	712	9,632	7%
Total SEPH loan exposure	$155,187	$86,717	$68,470	56%

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

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2012 and December 31, 2011.

Park National Corporation - Allowance for Loan & Lease Losses
(In thousands)	September 30, 2012	December 31, 2011
Total ALLL	$55,565	$68,444
Specific reserves	7,579	15,935
General reserves	$47,986	$52,509

Total loans	$4,400,510	$4,317,099
Impaired commercial loans	142,288	187,074
Non-impaired loans	$4,258,222	$4,130,025

Total ALLL to total loan ratio	1.26%	1.59%
General reserves as a % of non-impaired loans	1.13%	1.27%

The decline in general reserves as a percentage of non-impaired loans from 1.27% at December 31, 2011 to 1.13% at September 30, 2012 is primarily due to the elimination of general reserves held against the retained Vision performing loans that are held at SEPH and improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). At December 31, 2011, Vision had general reserves of approximately $1.85 million, which were established to cover incurred losses on the retained performing loans following the sale of the Vision business to Centennial. Upon completion of the sale of the Vision business and prior to the merger of Vision with and into SEPH on February 16, 2012, all retained loans (performing and nonperforming) were charged down to their fair value, resulting in a $1.85 million decline in Park's general reserves.

The following table shows the improving credit trends in Park's Ohio commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2012	December 31, 2011
Pass rated	$2,176,573	$2,131,007
Special Mention	49,908	66,254
Substandard	20,380	29,604
Impaired	92,628	95,109
Total	$2,339,489	$2,321,974
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loan table above demonstrates the improvement experienced over the last nine months in Park's Ohio commercial portfolio. Pass rated commercial loans have grown $45.6 million, or 2.14% (2.86% annualized) since December 2011. Over this period, special mention loans have declined by $16.3 million, or 24.7% and substandard loans have declined by $9.2 million, or 31.2%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these metrics have improved over the past nine months, general reserves for special mention and substandard loans declined from $7.8 million at December 31, 2011 to $5.1 million at September 30, 2012. This decline of $2.7 million represents a significant portion of the overall $4.5 million decline in overall general reserves.

Delinquent and accruing loan trends for Park's Ohio-based operations have also improved over the past nine months. Delinquent and accruing loans were $33.4 million or 0.77% of total loans at September 30, 2012, compared to $40.1 million (0.96%) at December 31, 2011.

Impaired commercial loans for Park's Ohio-based operations have decreased to $92.6 million as of September 30, 2012, a decline of $2.5 million from the $95.1 million of impaired loans at December 31, 2011. Impaired commercial loans are individually evaluated for impairment and specific reserves are established or charge-offs are recognized to cover incurred losses.

During the first nine months of 2012, new nonaccrual loans were $64.2 million. These new nonaccruals were down significantly from the total level of new nonaccrual loans experienced in the previous four years and management expects this will continue throughout 2012. The following table shows new nonaccrual loans for the first nine months of 2012 and the four previous years.

New nonaccrual loan information (In thousands):	September 30, 2012	2011	2010	2009	2008
Nonaccrual loans, beginning of period	$195,106	$289,268	$233,544	$159,512	$101,128
New nonaccrual loans - Ohio-based operations	55,192	78,316	85,081	57,641	58,161
New nonaccrual loans - Vision/SEPH	9,015	45,842	90,094	126,540	83,588
Resolved nonaccrual loans	99,249	218,320	119,451	110,149	83,365
Nonaccrual loans, end of period	$160,064	$195,106	$289,268	$233,544	$159,512

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expired on August 16, 2012, six months after the closing of the transaction, which was February 16, 2012. Prior to the August 16, 2012 expiration, Centennial notified Park of its intent to put back approximately $7.5 million. Through September 30, 2012, Park completed the repurchase of thirty-nine loans, totaling approximately $6.4 million. These thirty-nine loans were recorded on the books at an estimated fair value of $3.9 million. The difference of $2.5 million was written off against the loan put liability that had previously been established in the first half of 2012. Park completed the repurchase of the remaining five loans, totaling approximately $1.1 million, in October 2012.

The following table compares Park’s nonperforming assets at September 30, 2012, December 31, 2011 and September 30, 2011.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$160,064	$195,106	$214,366
Accruing TDRs	31,368	28,607	15,448
Loans past due 90 days or more	2,076	3,489	2,162
Total nonperforming loans	$193,508	$227,202	$231,976

Other real estate owned – PNB	13,699	13,240	11,815
Other real estate owned – SEPH	21,934	29,032	34,327
Other real estate owned – Vision	—	—	769
Total nonperforming assets	$229,141	$269,474	$278,887

Percentage of nonaccrual loans to total loans	3.64%	4.52%	4.58%
Percentage of nonperforming loans to total loans	4.40%	5.26%	4.96%
Percentage of nonperforming assets to total loans	5.21%	6.24%	5.96%
Percentage of nonperforming assets to total assets	3.39%	3.86%	3.93%

Park management reviews all troubled debt restructurings (TDRs) quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At September 30, 2012, management deemed it appropriate to have $31.4 million of TDRs on accrual status, while the remaining $86.8 million of TDRs were on nonaccrual status. Management also reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Nonperforming assets for PNB and Guardian and for SEPH/Vision as of September 30, 2012, December 31, 2011 and September 30, 2011 were as reported in the following two tables:

PNB and Guardian - Nonperforming Assets

(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$101,226	$96,113	$108,366
Accruing TDRs	31,368	26,342	13,705
Loans past due 90 days or more	2,076	3,367	2,162
Total nonperforming loans	$134,670	$125,822	$124,233

Other real estate owned – PNB	13,699	13,240	11,815
Total nonperforming assets	$148,369	$139,062	$136,048

Percentage of nonaccrual loans to total loans	2.34%	2.29%	2.62%
Percentage of nonperforming loans to total loans	3.11%	3.00%	3.01%
Percentage of nonperforming assets to total loans	3.42%	3.32%	3.29%
Percentage of nonperforming assets to total assets	2.24%	2.21%	2.14%

SEPH/Vision - Nonperforming Assets

	SEPH	Vision Bank
(In thousands)	September 30, 2012	December 31, 2011	September 30, 2011
Nonaccrual loans	$58,838	$98,993	$106,000
Renegotiated loans on accrual status	—	2,265	1,743
Loans past due 90 days or more	—	122	—
Total nonperforming loans	$58,838	$101,380	$107,743

Other real estate owned – SEPH	21,934	29,032	34,327
Other real estate owned – Vision	—	—	769
Total nonperforming assets	$80,772	$130,412	$142,839

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

As of September 30, 2012, Park had taken partial charge-offs of approximately $117.5 million related to the $142.3 million of commercial loans considered to be impaired, compared to charge-offs of approximately $103.8 million related to the $187.1 million of impaired commercial loans at December 31, 2011. The table below provides additional information related to the Park impaired commercial loans at September 30, 2012, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at September 30, 2012

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$130,392	$37,764	$92,628	$7,579	$85,049	65.23%
SEPH - CL&D loans	57,629	44,370	13,259	—	13,259	23.01%
SEPH - Other loans	71,806	35,405	36,401	—	36,401	50.69%
PRK totals	$259,827	$117,539	$142,288	$7,579	$134,709	51.85%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 36-month loss experience for the period ended December 31, 2011, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio has been 0.78% of the principal balance of these loans. This annualized 36-month loss experience includes only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $33.1 million or 1.47% of the outstanding principal balance of other accruing commercial loans at September 30, 2012.

The overall reserve of 1.47% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.29%; special mention commercial loans are reserved at 4.52%; and substandard commercial loans are reserved at 10.36%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 36-month loss experience of 0.78% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 36 months. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At September 30, 2012, the coverage period within the consumer portfolio was approximately 1.35 years.

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

On page 41 of Park’s 2011 Annual Report, management projected that the provision for loan losses would be within the range from $20 million to $27 million for 2012. Through the first nine months of 2012, provision for loan losses was $30.2 million. Management's current projection for the provision for loan losses is approximately $35.5 million for 2012. Actual provision for loan losses could be more or less than the projected amount.

Total Other Income

Total other income exclusive of securities gains increased by $52,000 to $18.1 million for the quarter ended September 30, 2012, compared to $18.0 million for the third quarter of 2011. For the nine months ended September 30, 2012, total other income increased $27.0 million to $75.2 million compared to $48.2 million for the nine months ended September 30, 2011. Excluding the gain on sale of Vision, total other income increased $4.8 million to $53.0 million for the nine months ended September 30, 2012.

The following table is a summary of the changes in the components of total other income.

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Change	2012	2011	Change
Income from fiduciary activities	$4,019	$3,615	$404	$11,891	$11,266	$625
Service charges on deposits	4,244	4,894	(650)	12,469	13,664	(1,195)
Other service income	4,017	3,087	930	10,168	8,122	2,046
Checkcard fee income	3,038	3,154	(116)	9,390	9,381	9
Bank owned life insurance income	1,184	1,229	(45)	3,570	3,686	(116)
ATM fees	565	726	(161)	1,709	2,062	(353)
OREO devaluations	(425)	(588)	163	(4,432)	(6,478)	2,046
Gain/loss on the sale of OREO, net	138	210	(72)	3,386	693	2,693
Gain on sale of the Vision business	—	—	—	22,167	—	22,167
Other	1,299	1,700	(401)	4,889	5,799	(910)
Total other income	$18,079	$18,027	$52	$75,207	$48,195	$27,012

The following table breaks out the change in total other income for the three and nine months ended September 30, 2012 compared to September 30, 2011 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended September 30			Nine months ended September 30
(In thousands)	Ohio based operations	SEPH/VB	Total	Ohio based operations	SEPH/VB	Total
Income from fiduciary activities	$433	$(29)	$404	$711	$(86)	$625
Service charges on deposits	(349)	(301)	(650)	(527)	(668)	(1,195)
Other service income	1,393	(463)	930	3,101	(1,055)	2,046
Checkcard fee income	112	(228)	(116)	546	(537)	9
Bank owned life insurance income	(18)	(27)	(45)	(53)	(63)	(116)
ATM fees	(143)	(18)	(161)	(307)	(46)	(353)
OREO devaluations	331	(168)	163	(175)	2,221	2,046
Gain/loss on sale of OREO, net	(112)	40	(72)	407	2,286	2,693
Gain on sale of the Vision business	—	—	—	—	22,167	22,167
Other	(284)	(117)	(401)	(1,126)	216	(910)
Total other income	$1,363	$(1,311)	$52	$2,577	$24,435	$27,012

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $404,000, or 11.2%, to $4.0 million for the three months ended September 30, 2012, compared to $3.6 million for the same period in 2011. For the nine months ended September 30, 2012, income from fiduciary activities increased by $625,000, or 5.5%, to $11.9 million compared to $11.3 million in 2011. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2012 was $3,519 million, an increase of approximately 3.2% compared to the average for the nine months ended September 30, 2011 of $3,410 million.

Service charges on deposits decreased by $650,000, or 13.3%, to $4.2 million for the three-month period ended September 30, 2012, compared to $4.9 million for the same period in 2011. Through the first nine months of 2012, service charges declined $1.2 million, or 8.8%, to $12.5 million, compared to $13.7 million in 2011. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) charges during the first nine months of 2012 compared to the same period in 2011.

Fee income earned from origination and sale into the secondary market of long-term fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $930,000, or 30.1%, to $4.0 million for the three months ended September 30, 2012, compared to $3.1 million for the same period in 2011. For the nine months ended September 30, 2012, other service income increased by $2.0 million, or 24.7%, to $10.2 million, compared to $8.1 million in 2011. This increase was due to an increase in mortgage originations during the first nine months of 2012 compared to the same period in 2011.

For the nine months ended September 30, 2012, OREO devaluations decreased by $2.0 million to $4.4 million, compared to $6.5 million for the same period in 2011. Approximately $3.6 million of the devaluations were at SEPH and $800,000 were at PNB during the first nine months of 2012.

For the nine months ended September 30, 2012, gain/loss on the sale of OREO, net, increased by $2.7 million to $3.4 million, compared to $693,000 for the same period in 2011. The increase through the first nine months of 2012 was largely due to gains on the sale of OREO at SEPH. Sales at SEPH through September 30, 2012 totaled $13.8 million on OREO assets carried at $11.6 million, representing a gain on sale of approximately $2.2 million.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other income would be approximately $62 million to $66 million for 2012. Management’s latest projection for total other income is $70.7 million for 2012.

Gain on Sale of Securities

For the first nine months of 2012, Park did not sell any investment securities. During the three months ended September 30, 2011, Park sold $212.8 million of U.S. Government sponsored entity mortgage-backed securities for a pre-tax gain of $3.5 million. During the first nine months of 2011, Park sold approximately $509.2 million of U.S. Government Agency mortgage-backed securities for a pre-tax gain of $25.5 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2012	2011	Change	2012	2011	Change
Salaries and employee benefits	$24,255	$25,799	$(1,544)	$71,891	$76,116	$(4,225)
Occupancy expense	2,303	2,665	(362)	7,222	8,429	(1,207)
Furniture and equipment expense	2,666	2,688	(22)	8,014	8,130	(116)
Data processing fees	904	1,184	(280)	3,003	3,572	(569)
Professional fees and services	6,040	5,005	1,035	17,421	15,199	2,222
Amortization of intangibles	139	669	(530)	2,033	2,007	26
Marketing	924	764	160	2,472	2,115	357
Insurance	1,408	681	727	4,298	5,295	(997)
Communication	1,470	1,475	(5)	4,501	4,516	(15)
Loan put provision	346	—	346	3,709	—	3,709
Other	5,228	4,669	559	15,393	13,573	1,820
Total other expense	$45,683	$45,599	$84	$139,957	$138,952	$1,005

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2012 compared to September 30, 2011 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended September 30			Nine months ended September 30
(In thousands)	Ohio based operations	SEPH/Vision	Total	Ohio based operations	SEPH/Vision	Total
Salaries and employee benefits	$994	$(2,538)	$(1,544)	$2,293	$(6,518)	$(4,225)
Occupancy expense	(7)	(355)	(362)	(173)	(1,034)	(1,207)
Furniture and equipment expense	184	(206)	(22)	507	(623)	(116)
Data processing fees	140	(420)	(280)	451	(1,020)	(569)
Professional fees and services	448	587	1,035	746	1,476	2,222
Amortization of intangibles	—	(530)	(530)	—	26	26
Marketing	210	(50)	160	493	(136)	357
Insurance	887	(160)	727	(374)	(623)	(997)
Communication	94	(99)	(5)	169	(184)	(15)
Other	633	272	905	1,859	3,670	5,529
Total other expense	$3,583	$(3,499)	$84	$5,971	$(4,966)	$1,005

Salaries and employee benefits decreased by $1.5 million, or 6.0%, to $24.3 million for the three months ended September 30, 2012 compared to $25.8 million for the same period in 2011. For the nine months ended September 30, 2012, salaries and employee benefits decreased $4.2 million, or 5.5%, to $71.9 million compared to $76.1 million for the same period in 2011. Salaries and benefits for SEPH (and Vision for first quarter 2012) were $2.7 million for the first nine months of 2012 compared to $9.2 million for the same period in 2011. Management anticipates that salaries and benefits for SEPH will continue to decline in the last quarter of 2012 as a result of the sale of the Vision business.

Occupancy expense declined by $362,000, or 13.6% to $2.3 million for the quarter ended September 30, 2012 compared to $2.7 million for the same period in 2011. For the nine months ended September 30, 2012, occupancy expense declined $1.2 million or 14.3% to $7.2 million compared to $8.4 million for the same period in 2011. The reduction was due to a combination of the sale of the Vision business on February 16, 2012 and a modest decline at PNB.

Professional fees and services increased by $1.0 million, or 20.0% to $6.0 million for the three months ended September 30, 2012 compared to $5.0 million for the third quarter of 2011. For the nine months ended September 30, 2012, professional fees and services increased by $2.2 million or 14.5%, to $17.4 million compared to $15.2 million for the same period in 2011. Approximately $1.0 million of the increase was at PNB and consisted of higher legal expenses and higher title appraisal expenses resulting from an increase in mortgage loan originations during the first nine months of 2012. The remaining increase was related to increases in legal fees at SEPH, largely due to our continued collection efforts against borrowers and guarantors in an attempt to resolve nonperforming assets.

Amortization of intangibles decreased by $530,000, or 79.2% to $139,000 for the third quarter of 2012 compared to $669,000 for the same period in 2011. Management expects amortization expense will be approximately $139,000 for the fourth quarter of 2012.

Insurance expense increased by $727,000 to $1.4 million for the three months ended September 30, 2012 compared to $0.7 million for the same period in 2011. For the nine months ended September 30, 2012, insurance expense decreased $1.0 million or 18.9% to $4.3 million compared to $5.3 million for the same period of 2011. During the third quarter of 2011, Park began recognizing insurance expense for the premiums paid to the FDIC based on the new FDIC assessment methodology, which is based on a calculation using total assets less tangible equity.

As previously discussed, as part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expired on August 16, 2012, 180 days after the closing of the transaction, which was February 16, 2012. Through September 30, 2012, Centennial had put back thirty nine loans, totaling approximately $6.4 million. Park is expected to complete the repurchase of an additional $1.1 million in loans during the fourth quarter. Upon repurchase, Park is required to charge each of the repurchased loans down to its current fair value. Park has recognized other expense of $3.7 million through September 30, 2012 to establish a liability account that has been utilized to cover write downs on the loans repurchased from Centennial. The balance of this liability account as of September 30, 2012 is $810,000 and is expected to cover the write downs on the remaining loans to be repurchased.

Management provided guidance in Park’s 2011 Annual Report (page 40) that total other expense would be approximately $170 to $175 million for 2012. Management’s latest projection for total other expense is $184 million for 2012.

The table below provides information related to other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2011 and 2012 to date:

Other Expense - Quarterly 2011 and 2012
(In thousands)	PNB	GFSC	All Other	Vision	SEPH	Total PRK
Q1 2011	$36,321	$576	$2,024	$7,425	$—	$46,346
Q2 2011	36,315	639	1,847	8,174	32	47,007
Q3 2011	35,936	646	1,510	7,267	240	45,599
Q4 2011	37,663	645	1,735	8,513	809	49,365
Total 2011	$146,235	$2,506	$7,116	$31,379	$1,081	$188,317

Q1 2012	$38,056	$721	$1,528	$—	$8,165	$48,470
Q2 2012	37,260	706	1,839	—	5,999	45,804
Q3 2012	39,609	693	1,373	—	4,008	45,683
YTD 2012	$114,925	$2,120	$4,740	$—	$18,172	$139,957

As shown in the table above, absent Vision, other expense would have been approximately $39.2 million per quarter in 2011. While SEPH will continue to have other expense as management works through the retained loans and OREO, other expense at SEPH is expected to be significantly lower than the average quarterly expense Vision recognized in 2011. The $18.2 million of other expense at SEPH during 2012 included approximately $3.7 million related to the loan put provision and certain operating expenses incurred through the completion of the system conversions associated with the sale of the Vision business. Management currently expects total other expense on a consolidated basis will be approximately $44 million for the fourth quarter of 2012.

Income Tax

Federal income tax expense was $1.8 million for the third quarter of 2012 compared to $6.7 million for the third quarter of 2011. For the nine months ended September 30, 2012, federal income tax expense was $21.1 million, compared to $27.1 million for the first nine months of 2011. The effective federal income tax rate for the third quarter of 2012 was 12.9% compared to 24.7% for the same period in 2011. For the first nine months of 2012, the effective federal income tax rate was 25.3% compared to 27.5% for the same period in 2011. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for 2012 will be approximately $10 million. The lower effective tax rate during the third quarter of 2012 was primarily due to lower pre-tax income associated with the significant charge-off and related loan loss provision associated with the single loan relationship at SEPH.

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

Comparison of Financial Condition
At September 30, 2012 and December 31, 2011

Changes in Financial Condition and Liquidity

Total assets decreased by $219 million or 3.1% to $6,753 million at September 30, 2012, compared to $6,972 million at December 31, 2011. This decrease in total assets was due to the sale of Vision assets to Centennial on February 16, 2012. At December 31, 2011, $382.5 million of assets were held for sale.

Total investment securities decreased by $55 million or 3.2% to $1,653 million at September 30, 2012, compared to $1,708 million at December 31, 2011. Loan balances increased by $84 million to $4,401 million at September 30, 2012 compared to $4,317 million at December 31, 2011.

Total liabilities decreased by $136 million or 2.2% during the first nine months of 2012 to $6,094 million at September 30, 2012 from $6,230 million at December 31, 2011. The decrease in total liabilities was due to the assumption of Vision liabilities by Centennial on February 16, 2012, offset by an increase in deposits. At December 31, 2011, $536.2 million of liabilities were held for sale.

Total deposits increased by $328 million or 7.3% during the first nine months of 2012 to $4,793 million at September 30, 2012 from $4,465 million at December 31, 2011. The increase in deposits in the first nine months of 2012 was largely related to an increase in public fund deposits of approximately $242 million. This is consistent with increases in prior years. At September 30, 2011, total deposits were $5,089 million, which included deposits at Vision of $543 million.

Short-term borrowings increased by $12 million or 4.5% to $276 million at September 30, 2012 from $264 million at December 31, 2011. Long-term borrowings increased by $14 million or 1.6% to $912 million at September 30, 2012 compared to $898 million at December 31, 2011. Park issued $30.0 million in subordinated notes during the second quarter of 2012 (see Note 20 of the Notes to Unaudited Consolidated Condensed Financial Statements.)

Other liabilities increased by $47.1 million or 76.5% to $108.7 million at September 30, 2012 from $61.6 million at December 31, 2011. This was due to an investment commitment made at September 30, 2012 for $49.9 million.

Total stockholders’ equity decreased by $83.3 million or 11.2% to $659.1 million at September 30, 2012, from $742.4 million at December 31, 2011. Retained earnings increased by $15.5 million during the period as a result of net income of $62.3 million, offset by common dividends of $43.4 million and accretion and dividends on the preferred stock of $3.4 million. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. The accumulated other comprehensive loss decreased by $2.3 million during the first nine months of 2012 to a loss of $6.6 million at September 30, 2012. This decrease of $2.3 million in the accumulated other comprehensive loss was related to an unrealized net holding gain in the investment portfolio of $1.5 million, net of taxes, as a result of the mark-to-market adjustment at September 30, 2012, along with a $401,000 increase in the unrealized net holding gain on the cash flow hedge and a $412,000 (net of tax) improvement to the funded status of the pension plan as a result of the sale of the Vision business.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.16% at September 30, 2012, compared to 61.92% at December 31, 2011 and 65.9% at September 30, 2011. Cash and cash equivalents were $281.3 million at September 30, 2012, compared to $157.5 million at December 31, 2011 and $272.1 million at September 30, 2011. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total stockholders’ equity at September 30, 2012 was $659 million, or 9.8% of total assets, compared to $742 million, or 10.6% of total assets, at December 31, 2011 and $755 million, or 10.6% of total assets, at September 30, 2011. Common equity, which is stockholders’ equity excluding the preferred stock, was $659 million at September 30, 2012, or 9.8% of total assets, compared to $644 million, or 9.2% of total assets, at December 31, 2011.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio is greater than or equal to 5%. Park’s leverage ratio was 9.03% at September 30, 2012 and 9.81% at December 31, 2011. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.13% at September 30, 2012 and 14.15% at December 31, 2011. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.32% at September 30, 2012 and 16.65% at December 31, 2011.

PNB met the well capitalized ratio guidelines at September 30, 2012. The following table indicates the capital ratios for PNB and Park at September 30, 2012.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.53%	9.56%	11.43%
Park National Corporation	9.03%	13.13%	16.32%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 46 of Park’s 2011 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2011. There were no significant changes in contractual obligations and commitments during the first nine months of 2012 other than in connection with the sale of the Vision business and the sale of subordinated notes in April 2012.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2012	December 31, 2011
Loan commitments	$789,711	$809,140
Standby letters of credit	$23,344	$18,772

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

On page 45 (Table 30) of Park’s 2011 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,376 million or 21.46% of interest earning assets at December 31, 2011. At September 30, 2012, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $648 million or 10.54% of interest earning assets.

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

On page 45 of Park’s 2011 Annual Report, management reported that at December 31, 2011, the earnings simulation model projected that net income would increase by 2.14% using a rising interest rate scenario and decrease by 3.52% using a declining interest rate scenario over the next year. At September 30, 2012, the earnings simulation model projected that net income would increase by 1.85% using a rising interest rate scenario and would decrease by 7.23% in a declining interest rate scenario. At September 30, 2012, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

While substantially all of the operating assets and liabilities of Vision Bank were sold to Centennial Bank on February 16, 2012, Vision Bank retained non-performing loans, which had a book balance as of February 16, 2012 of approximately $88 million and performing loans which had a book balance of approximately $22 million as of February 16, 2012, both balances being net of any loan loss allowances that existed prior to the close of the transactions between Vision Bank and Centennial Bank. These retained loans were transferred by operation of law to SEPH by virtue of the merger of Vision Bank into SEPH. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which the borrowers under these retained loans operate or declining credit conditions in the markets served by PNB and its divisions.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2012. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2012	—	—	—	754,891
August 1 through August 31, 2012	—	—	—	754,891
September 1 through September 30, 2012	—	—	—	754,891
Total	—	—	—	754,891

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of September 30, 2012, incentive stock options covering 65,175 common shares were outstanding and 1,434,825 common shares were available for future grants.

With 745,109 common shares held as treasury shares at September 30, 2012 and incentive stock options covering 65,175 common shares outstanding, 679,934 common shares held as treasury shares were available for purposes of funding the 2005 Plan at September 30, 2012, and an additional 754,891 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011; (ii) the Consolidated Condensed Statements of Income for the three months and nine months ended September 30, 2012 and 2011 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the nine months ended September 30, 2012 and 2011 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 and 2011 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: November 07, 2012	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: November 07, 2012	/s/ John W. Kozak
John W. Kozak
Chief Financial Officer