Form 10-K
period 2012-12-31
PARK NATIONAL CORP /OH/
filed 2013-02-26
CIK 805676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 1-13006

Park National Corporation
(Exact name of Registrant as specified in its charter)

Ohio	31-1179518
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 North Third Street, P.O. Box 3500, Newark, Ohio	43058-3500
(Address of principal executive offices)	(Zip Code)

(740) 349-8451
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	NYSE MKT LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☒Yes ☐No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐Yes ☒No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes ☐No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
☒Yes ☐No

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 29, 2012, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,032,261,917 based on the closing sale price as reported on NYSE MKT LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 25, 2013

Common Shares, without par value	15,411,986 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2012 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2013	Part III

Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
General
Park National Corporation (“Park”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (“Common Shares”), are listed on NYSE MKT LLC (“NYSE MKT”), under the symbol “PRK.”
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
Banking Operations
Throughout the fiscal year ended December 31, 2012 (“Fiscal 2012”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
The Park National Bank is a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio and Boone County in Kentucky.

For the period from January 1, 2012 through February 16, 2012, Park's banking operations were also conducted through Vision Bank ("Vision Bank"), a Florida state-chartered bank with its main office in Panama City, Florida and financial service offices in Baldwin County, Alabama and in Bay, Gulf, Okaloosa, Santa Rosa and Walton Counties in the panhandle of Florida. On February 16, 2012, Vision Bank sold substantially all of its performing loans as well as all of the deposit accounts/liabilities and real estate, leases and assets associated with Vision Bank’s financial service offices to Centennial Bank, an Alabama state-chartered bank (“Centennial Bank”). In connection with that sale, Vision Bank surrendered its bank charter to the Florida Office of Financial Regulation (the “Florida OFR”) for cancellation and requested termination of its insured status by the Federal Deposit Insurance Corporation (the “FDIC”), which termination was effective February 16, 2012. Subsequently, on February 16, 2012, Vision Bank merged into Park’s wholly-owned non-bank subsidiary SE Property Holdings, LLC (“SEPH”).
Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio communities. Prior to the sale of the Vision Bank business to Centennial Bank on February 16, 2012, Vision Bank also had engaged in the commercial banking and trust business primarily in Gulf Coast communities in Alabama and the Florida panhandle.
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

Through February 16, 2012, Vision Bank operated 17 financial service offices in Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. Vision Bank operated through two banking divisions – Vision Bank headquartered in Panama City, Florida and the Vision Bank Division of Gulf Shores, Alabama.
Through February 16, 2012, Park National Bank and Vision Bank comprised Park’s reportable operating segments. All other operating segments were combined and disclosed in the “All Other” category. Subsequent to February 16, 2012, the Vision Bank operating segment was replaced with a new segment, that of SEPH. In addition to the Park National Bank and SEPH operating segments, Park's management determined that the operations of Guardian Financial Services Company ("Guardian Finance") would also be included as a reportable operating segment as of the quarterly period ended March 31, 2012. All other operating segments were combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2012 is included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank operated 124 financial service offices and a network of 144 automated teller machines.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report. As noted above, Park's management determined that the operations of Guardian Finance would be included as a reportable operating segment as of the quarterly period ended March 31, 2012.
SE Property Holdings, LLC
SEPH is a limited liability company, organized in 2011 under the laws of the State of Ohio, and a direct subsidiary of Park. The initial purpose of SEPH was to purchase other real estate owned (“OREO”) from Vision Bank and continue to market such properties for sale. As of December 31, 2012, approximately $21.0 million of OREO purchased from Vision Bank was held by SEPH. Management plans to continue marketing the properties held by SEPH and sell such properties in as effective a manner as possible.
By letter dated January 30, 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized Park to engage in the business of extending credit through SEPH. As a result, SEPH is permitted to engage in lending activities and was able to succeed to the rights and obligations of Vision Bank in respect of the loans held by Vision Bank when Vision Bank merged into SEPH.
On February 16, 2012, approximately $110 million in loans ($88 million non-performing and $22 million performing) remained at Vision Bank following the transaction with Centennial. As a result of the merger of Vision Bank into SEPH, SEPH held total assets of approximately $168 million as of February 16, 2012. In addition to performing loans and non-performing loans that remained at Vision Bank and were transferred to SEPH by operation of law as a result of the merger of Vision Bank into SEPH, SEPH held approximately $29.0 million of OREO at February 16, 2012. SEPH also had other assets of approximately $29.0 million at February 16, 2012, primarily related to cash, federal deferred tax assets and other receivables. SEPH has operations in Ohio, Alabama, and Florida, with the sole purpose of such operations being to sell OREO in an effective and efficient manner and work out or sell problem loan situations with the respective borrowers.
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
River Park Properties, LLC, which is a subsidiary of Park National Bank, holds certain OREO properties transferred from Park National Bank. Its operations are not significant to the consolidated entity.
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

Significant Developments During Fiscal 2012
Transactions Involving Vision Bank
Purchase and Assumption Agreement with Centennial Bank
On November 16, 2011, Park and Vision Bank entered into a Purchase and Assumption Agreement (as amended by the First Amendment to Purchase and Assumption Agreement, dated as of January 25, 2012, and the Second Amendment to Purchase and Assumption Agreement, dated as of April 30, 2012, the “Centennial Bank P&A Agreement”) with Home BancShares, Inc., an Arkansas corporation (“Home”), and its wholly-owned subsidiary, Centennial Bank, to sell substantially all of the operating assets and liabilities associated with Vision Bank to Centennial Bank for a purchase price of $27.9 million.
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
Centennial Bank also purchased performing loans with an aggregate unpaid principal balance of $354 million as of February 16, 2012. These loans were sold at an aggregate discount of $13.1 million. As part of the transaction between Vision Bank and Centennial Bank, Park agreed to allow Centennial to "put back" up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expired on August 16, 2012, 180 days after the closing of the transaction. Prior to August 16, 2012, Centennial Bank notified Park of Centennial Bank's intent to put back approximately $7.5 million aggregate principal amount of loans. Through December 31, 2012, Centennial Bank had put back 44 loans, totaling approximately $7.5 million in principal amount. These 44 loans were recorded on the books at a fair value of $4.2 million. The difference of $3.3 million was written off against the loan put liability that had previously been established in the first half of 2012.
On February 16, 2012, Centennial Bank also assumed: (i) Vision Bank’s obligations related to approximately $522 million of deposit accounts/liabilities at the 17 financial service offices; and (ii) the liabilities and obligations of Vision Bank with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision Bank and equipment and operating leases related to the 17 Vision Bank financial service offices.
In conjunction with the transactions contemplated by the Centennial Bank P&A Agreement and as permitted by 12 C.F.R. § 327.12(f), Vision Bank transferred to Centennial Bank the $3.4 million balance of the prepaid assessment paid by Vision Bank to the FDIC.
Following the closing, Vision Bank retained non-performing loans, which had an aggregate book balance of $88 million as of February 16, 2012, and performing loans, which had a book balance of $22 million as of February 16, 2012, which loans Centennial Bank had determined not to purchase as a result of its credit due diligence.
Resignation of Vision Bank as Trustee and Surrender of Trust Powers by Vision Bank
In connection with the transactions contemplated by the Centennial Bank P&A Agreement, Vision Bank resigned as trustee under each of the 42 trust relationships as to which Vision Bank then exercised fiduciary or trust powers and surrendered the fiduciary/trust powers granted to Vision Bank by the Florida OFR. Park National Bank was appointed to serve as successor trustee under 27 of these trust relationships, Centennial Bank was appointed to serve as successor trustee under six of these trust relationships and nine trust relationships were either closed or transferred to a different fiduciary besides Park National Bank or Centennial Bank.
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

Merger of Vision Bank into SE Property Holdings, LLC
Following the consummation of the transactions contemplated by the Centennial Bank P&A Agreement, the surrender by Vision Bank of the fiduciary/trust powers granted to Vision Bank by the Florida OFR, the surrender by Vision Bank of its bank charter to the Florida OFR and the termination of Vision Bank’s insured status by the FDIC, on February 16, 2012, Vision Bank merged with and into SEPH (the “Vision Bank – SEPH Merger”) pursuant to an Agreement and Plan of Merger, dated as of January 25, 2012. SEPH was the surviving entity in the merger and the separate existence of Vision Bank ceased.
As a result of the Vision Bank – SEPH Merger, title to all of the assets and other property, and any interests therein, owned by Vision Bank transferred to SEPH by operation of law. SEPH became responsible for all of the liabilities and obligations of Vision Bank, also by operation of law.
Capital Purchase Program
In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act ("EESA") was signed into law on October 3, 2008 creating the Troubled Assets Relief Program ("TARP"). The U.S. Treasury created the Capital Purchase Program to stabilize the financial system by providing capital to viable financial institutions of all sizes throughout the United States. Under the Capital Purchase Program, the U.S. Treasury provided $250 billion of capital to 707 financial institutions through the purchase of senior preferred shares on standardized terms, which included warrants for future U.S. Treasury purchases of common stock. The Capital Purchase Program is now closed.
The American Recovery and Reinvestment Act ("ARRA") was signed into law on February 17, 2009. ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all recipients of funds under the Capital Purchase Program, including Park, as long as any obligation arising from the financial assistance provided to the recipient under the Capital Purchase Program remains outstanding, excluding any period during which the U.S. Treasury holds only warrants to purchase common stock of a TARP participant. ARRA permits TARP recipients, subject to consultation with the appropriate federal banking agency, to repay to the U.S. Treasury any financial assistance received under the Capital Purchase Program without penalty, delay or the need to raise additional replacement capital.
On December 23, 2008, Park completed the sale to the U.S. Treasury of $100.0 million of newly-issued Park non-voting preferred shares as part of the Capital Purchase Program. To finalize Park’s participation in the Capital Purchase Program, Park and the U.S. Treasury entered into a Letter Agreement, dated December 23, 2008, including the related Securities Purchase Agreement – Standard Terms attached thereto (collectively, the “UST Agreement”). Pursuant to the UST Agreement, Park issued and sold to the U.S. Treasury (i) 100,000 of Park’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and having a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), and (ii) a ten-year warrant (the “Warrant”) to purchase 227,376 Park Common Shares, at an exercise price of $65.97 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $100.0 million in cash.
On April 25, 2012, Park entered into a letter agreement with the U.S. Treasury pursuant to which Park repurchased the 100,000 Series A Preferred Shares for a purchase price of $100 million plus final pro rata accrued and unpaid dividends. The total consideration of $100,972,222 included accrued and unpaid dividends of $972,222. In addition to the accrued and unpaid dividends of $972,222, the charge to retained earnings, resulting from the repurchase of the Series A Preferred Shares, was $1.6 million on April 25, 2012.

On May 2, 2012, Park entered into a warrant repurchase letter agreement with the U.S. Treasury pursuant to which Park repurchased the Warrant for consideration of $2,842,400, or $12.50 per Park common share.

Services Provided by Park’s Subsidiaries
Park National Bank and its divisions provide, and prior to February 16, 2012, Vision Bank and its divisions provided, the following principal services:

•	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

•	commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are offered through a third party), home equity lines of credit and commercial leasing;

•	trust and wealth management services;

•	cash management;

•	safe deposit operations;

•	electronic funds transfers;

•	online Internet banking with bill pay service; and

•	a variety of additional banking-related services tailored to the needs of individual customers.

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
Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties and one Kentucky county served by the financial service offices of Park National Bank. Relatively few loans are made to borrowers outside these counties. As a result of the Vision Bank – SEPH Merger, SEPH holds loans originated by Vision Bank located in the five Florida counties and one Alabama county previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH Merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to its merger into SEPH.
Park National Bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also generates fixed rate residential real estate loans for sale to the secondary market.
Guardian Finance originates and retains for its own portfolio consumer installment loans. Guardian Finance makes lending decisions in accordance with the written loan policy adopted and approved by the Guardian Finance Board of Directors.
There are certain risks inherent in making loans. These risks include changes in the credit worthiness of borrowers over the time period in which loans may be repaid, interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the national and local economies, risks inherent in dealing with borrowers and, in the case of loans secured by collateral, risks resulting from uncertainties about the future value of the collateral.
Commercial Loans
At December 31, 2012, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,919 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 43% of their total aggregate loan portfolio as of that date. Of this amount, approximately $824 million represented commercial, financial and agricultural loans, $1,092 million represented commercial real estate loans and $3 million represented commercial leases. At December 31, 2012, of the $1,919 million in commercial loans, SEPH had outstanding commercial loans of $16.4 million.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 12 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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
Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 12 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $75.1 million at December 31, 2012. Participations in a loan by Park National Bank in an amount larger than $20.0 million are generally sold to third-party banks or financial institutions based on an internal Park loan policy. While Park National Bank has a loan limit of $75.1 million, total indebtedness of the largest single borrower within the commercial portfolio was $24.5 million at December 31, 2012.
Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) of the loans with an outstanding balance greater than $300,000. Since February 16, 2012, loans held by SEPH have been included within the scope of Park’s loan review program. If deterioration has occurred, the lending subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal and do not meet the subsidiary’s standards are charged off. A work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 24 and 25 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2012, Scope Aircraft Finance had outstanding approximately $180 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2012, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases and home equity lines of credit) in an aggregate amount of approximately $652 million, constituting approximately 14.7% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of (i) central and southern Ohio and Northern Kentucky for Park National Bank and (ii) prior to February 16, 2012 the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle for Vision Bank. At December 31, 2012, of the $652 million in consumer loans, SEPH had outstanding consumer loans of $101,000.
Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report, and is incorporated herein by reference. Park National Bank and its divisions (other than The Park National Bank of Southwest Ohio & Northern Kentucky division of Park National Bank) also offer home equity lines of credit through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 24 and 25 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2012, Park National Bank and SEPH had outstanding approximately $1,879 million in construction real estate and residential real estate, representing approximately 42.2% of total loans outstanding. Of the $1,879 million, approximately $1,713 million was included within the residential real estate loan segment, which included $392 million of commercial loans, $1,065 million of mortgage loans, $213 million of home equity lines of credit and $43 million of installment loans. The remaining $166 million was included within the construction real estate loan segment, which included $131 million of commercial land and development (“CL&D”) loans and $26 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in central and southern Ohio and Northern Kentucky. The market area for real estate lending by Vision Bank, which merged with and into SEPH on February 16, 2012, was concentrated in the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. At December 31, 2012, of the $1,879 million in construction real estate and residential real estate loans, SEPH had outstanding construction real estate loans of $15.1 million and residential real estate loans of $27.6 million.
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

Park National Bank generally requires, and prior to February 16, 2012, Vision Bank generally required, that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. Park generally does not price residential loans using low introductory “teaser” rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed rate real estate loans for the secondary market. These loans are generally sold immediately after closing. However, beginning in 2010, Park’s management made a decision to retain 15-year fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. At December 31, 2012 and 2011, Park reported $406 million and $329 million, respectively, of these loans on the Consolidated Balance Sheets. All real estate loans are secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required, and prior to February 16, 2012, Vision Bank also required, proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Vision Bank also made home equity lines of credit available in the form of second mortgages. The maximum amount of a Vision Bank home equity line of credit could be as high as 89.9% of the appraised value of the property less the balance of the first mortgage, depending on the credit score and debt-to-income ratio of the borrower. The home equity lines of credit written by Vision Bank generally had 25-year terms and a variable interest rate. The majority of Vision Bank's home equity lines of credit were purchased by Centennial Bank.
Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 24 and 25 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 12 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts, and Vision Bank attempted, to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 24 and 25 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and small number of performing loans. The loans are of higher risk as they are either on nonaccrual status or are accruing, but may have been classified by Park management. In addition to approximately $21 million in OREO property, SEPH also held approximately $59 million in loans as of December 31, 2012. SEPH has its main office in Licking County, Ohio and one office in Alabama (Baldwin County). The employees of these offices are dedicated solely to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park in the future.
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
Employees
At December 31, 2012, Park and its subsidiaries had 1,826 full-time equivalent employees.
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
Park is registered with the Federal Reserve Board as a bank holding company under the Bank Holding Company Act. As a bank holding company, Park is subject to regulation under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE MKT under the trading symbol “PRK,” which subjects Park to the NYSE MKT Company Guide for listed companies.
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Company (the “OCC”) and secondarily by the FDIC.

Guardian Finance, as an Ohio state-chartered consumer finance company, is subject to regulation, supervision and examination by the Ohio Division of Financial Institutions.
As a subsidiary of Park, SEPH is subject to inspection, examination and supervision by the Federal Reserve Board.

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
Regulation of Nationally-Chartered Banks
As a national banking association, Park National Bank is subject to regulation under the National Banking Act and is periodically examined by the OCC. OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters. Furthermore, Park National Bank is subject, as a member bank, to certain rules and regulations of the Federal Reserve Board, many of which restrict activities and prescribe documentation to protect consumers. Park National Bank is an insured depository institution and a member of the Deposit Insurance Fund. As a result, it is subject to regulation and deposit insurance assessments by the FDIC. In addition, the establishment of branches by Park National Bank is subject to prior approval of the OCC. The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretive authority.
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
Federal Home Loan Bank
The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. Park National Bank is a member of the FHLB of Cincinnati. Prior to February 17, 2012, Vision Bank was a member of the FHLB of Atlanta. As an FHLB member, Park National Bank must maintain an investment in the capital stock of the FHLB of Cincinnati. Effective February 16, 2012, Vision Bank’s investment in the capital stock of the FHLB of Atlanta was transferred to SEPH. On August 16, 2012, the FHLB of Atlanta redeemed, at par, the capital stock then held by SEPH.
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
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that both Park National Bank and Park meet, and prior to February 17, 2012, Vision Bank met, the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements of Park’s 2012 Annual Report, which is incorporated herein by reference.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks become applicable to banks supervised in the United States only when adopted into United States law or regulation. The United States banking regulators generally have not yet imposed any of the Basel II or Basel III rules on banks with less than $250 billion in assets or $10 billion of on-balance sheet foreign exposure. The federal banking agencies have proposed extensive changes to their capital requirements for such smaller banks, including raising required amounts and eliminating the inclusion of certain instruments from the calculations of capital. Due to the extent of comments on such proposed changes, it is unclear when final regulations will be adopted or what they will contain.
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
At December 31, 2012, approximately $27.9 million of the total stockholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 17 of the Notes to Consolidated Financial Statements of Park’s 2012 Annual Report.
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
The Note Purchase Agreement entered into by Park on December 23, 2009 (the “2009 Note Purchase Agreement”) governs the 10% Subordinated Notes due December 23, 2019 issued by Park in December 2009. The Note Purchase Agreement entered into by Park on April 20, 2012 (the "2012 Note Purchase Agreement") governs the 7% Subordinated Notes due April 20, 2022 issued by Park in April 2012. If an event of default has occurred under the 2009 Note Purchase Agreement or under the 2012 Note Purchase Agreement and is continuing, Park’s ability to declare or pay dividends on any of its capital stock will be restricted.
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
Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE MKT has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE MKT. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.
Dodd-Frank Act
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on Park and its subsidiaries will not be known for years.
Among the provisions already implemented that have or may have an effect on Park or its subsidiaries are the following:

•	the CFPB has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation; and

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

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on Park and its subsidiaries cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Park and its subsidiaries.
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
Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members will be required to meet heightened independence requirements and to consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.
Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement "clawback" procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements. This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

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
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report, Note 4 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report, Note 5 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report, Note 8 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report and Note 9 of the Notes to Consolidated Financial Statements in Park’s 2012 Annual Report. This statistical disclosure is incorporated herein by reference.
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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe may become global. In addition, the uncertainty over whether the United States Congress will fail to raise the federal government's debt ceiling may have a negative effect on the economy and the stock market. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio, although we continue to hold certain loans made, and real estate located, in Gulf Coast communities in Alabama and the Florida panhandle. Consequently, a significant decline in the economy in Ohio or in Gulf Coast communities in Alabama or the panhandle of Florida could have a materially adverse effect on our financial condition and results of operations.

While substantially all of the operating assets and liabilities of Vision Bank were sold to Centennial Bank on February 16, 2012, Vision Bank retained non-performing loans, which had a book balance as of February 16, 2012 of $88 million and performing loans which had a book balance of $22 million as of February 16, 2012, both balances being net of any loan loss allowances that existed prior to the close of the transactions between Vision Bank and Centennial Bank. These retained loans were transferred by operation of law to SEPH as a result of the Vision Bank-SEPH Merger. In addition, through December 31, 2012, as permitted by the Centennial Bank P&A agreement, Centennial had put back to Park 44 loans, totaling approximately $7.5 million in principal amount. As a result, Park’s future earnings continue to be susceptible to further declining credit conditions in the markets in which the borrowers under these retained and "put back" loans operate or declining credit conditions in the markets served by Park National Bank and its divisions.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Most recently, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

The Dodd-Frank Act and its progeny may adversely impact Park’s results of operations, financial condition or liquidity.
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
Many provisions of the Dodd-Frank Act still have not been implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC. In addition, the CFPB has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect Park's business. Park is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the ultimate effect of the Dodd-Frank Act on Park and our subsidiaries cannot currently be determined, the law and its implemented rules and regulations have already resulted in increased compliance costs and are likely to result in increased fees paid to regulators, along with restrictions on the operations of Park and our subsidiaries, all of which may have a material adverse affect on Park’s operating results and financial condition.

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

Our lending and deposit gathering activities are concentrated primarily in Ohio and, prior to February 17, 2012, in markets served through Vision Bank operations in Alabama and Florida. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio and, more dramatically, Gulf Coast communities have been negatively impacted by the recent economic crisis. Although there has been some improvement recently in a number of economic measures, including home prices and unemployment rates in Ohio, adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 30 in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal banking agencies have proposed extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. The final form of such regulations and their impact on Park is unknown at this time, but may require us to raise additional capital. In addition, as we experience loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2012 Annual Report.

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

As a bank holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our Common Shares and service our debt is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “under-capitalized” for purposes of the applicable “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2012 and 2013 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”

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
Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to our taxes could have a material adverse effect on our results of operations. In addition, our customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products. In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

The effect of changes to the healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our financial results.

We offer healthcare coverage to our eligible employees with a portion of the cost subsidized by Park. With recent changes to the healthcare laws in the United States becoming effective in 2014, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and adversely impact our costs of operations.

The expiration of unlimited FDIC insurance coverage of non-interest bearing transaction accounts effective December 31, 2012, may have an adverse effect on our liquidity and cost of funds.

The Dodd-Frank Act provided for unlimited FDIC insurance coverage of non-interest bearing transaction accounts through December 31, 2012. The end of such insurance may cause us to lose certain large deposits or may result in our needing to pledge additional securities to secure public funds deposits, which could have a material adverse effect on our liquidity. In order to ensure adequate liquidity, we may need to raise rates we pay on deposits, resulting in a decrease in profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.	PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 123 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (five offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (six offices) in Fairfield County;

•	a financial service office in Jeffersonville in Fayette County;

•	financial service offices in Canal Winchester, Columbus (two offices), Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Beavercreek, Jamestown and Xenia (two offices) in Greene County;

•	a financial service office in Cincinnati in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;

•	financial service offices in Celina and in Fort Recovery in Mercer County;

•	financial service offices (three offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy (two offices), all in Miami County;

•	financial service offices in Mount Gilead (two offices) in Morrow County;

•	financial service offices in Zanesville (nine offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.

•	Park National Bank also has one financial service office in Florence (Boone County), Kentucky.
The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Fayette, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 30 are leased and the remainder are owned. Park National Bank also operates 29 off-site automated teller machines.
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
SE Property Holdings, LLC
As of the date of this Annual Report on Form 10-K, SEPH has a total of 2 offices, one in Licking County, Ohio and one in Baldwin County, Alabama, both of which are owned.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiaries are parties incidental to their respective businesses. Park considers none of those proceedings to be material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 35 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
No purchases of Park’s Common Shares were made by or on behalf of Park or any “affiliated purchaser” of Park, as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2012. The following table provides information concerning changes in the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan as a result of the forfeiture of previously outstanding incentive stock options.

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2012	—	—	—	761,011

November 1 through November 30, 2012	—	—	—	761,011

December 1 through December 31, 2012	—	—	—	761,011

Total	—	—	—	761,011
___________________

(1)
The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased under Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan.

The Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 Common Shares are authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the Common Shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. During Fiscal 2012, Park did not purchase any Common Shares to be held as treasury shares and delivered upon exercise of incentive stock options granted under the 2005 Plan. As of December 31, 2012, there were no incentive stock options outstanding and 1,500,000 Common Shares were available for future grants under the 2005 Plan.
With 738,989 common shares held as treasury shares at December 31, 2012 and available for purposes of funding the 2005 Plan, an additional 761,011 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 32 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 14 included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin declined by 12 basis points in 2011 and by 31 basis points in 2012. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.83%, 4.14% and 4.26% for each of the fiscal years ended December 31, 2012, 2011 and 2010 respectively. As noted in Note 19 of the Notes to Consolidated Financial Statements under the caption “Derivative Instruments” in Park’s 2012 Annual Report, on January 2, 2008, Park entered into a “pay fixed-receive floating” interest rate swap agreement for a notional amount of $25 million, which matured on December 28, 2012. This interest rate swap agreement was designed as a cash flow hedge against the variability of cash flows related to the Subordinated Debenture in the principal amount of $25 million issued by Park National Bank on December 28, 2007. The discussion of this interest rate swap agreement included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – SOURCE OF FUNDS – Subordinated Debentures/Notes,” and in Note 19 of the Notes to Consolidated Financial Statements of Park’s 2012 Annual Report and Note 21 of the Notes to Consolidated Financial Statements of Park’s 2012 Annual Report is incorporated herein by reference. The discussion of interest rate sensitivity included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management,” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2012 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2012 and 2011, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2012, 2011 and 2010, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2012 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 33 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2012 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2012 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2012 Annual Report is incorporated herein by reference.

Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 22, 2013 (the “2013 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposals 2 and 3)” in Park’s definitive Proxy Statement relating to the 2013 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2013 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2013 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2013 Proxy Statement.
Committee Charters; Corporate Governance Guidelines; Code of Business Conduct and Ethics
Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Risk Committee. Park's Board of Directors has also adopted Corporate Governance Guidelines which are included as Exhibit A to the charter of the Nominating and Corporate Governance Committee.
In accordance with the requirements of Section 807 of the NYSE MKT Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board and Chief Executive Officer (the principal executive officer), Park’s President and Secretary, Park’s Chief Financial Officer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of Section 807 of the NYSE MKT Company Guide.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance

Guidelines) and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2013 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders held on April 23, 2012.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS – Committees of the Board – Audit Committee” in Park’s 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2013 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2013 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2013 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2013 Proxy Statement.
Director Independence

The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2013 Proxy Statement.
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2012 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated by reference from Park's 2012 Annual Report

Consolidated Balance Sheets at December 31, 2012 and 2011 -- Incorporated by reference from Park's 2012 Annual Report

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 -- Incorporated by reference from Park's 2012 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 - Incorporated by reference from Park's 2012 Annual Report

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010 -- Incorporated by reference from Park's 2012 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 -- Incorporated by reference from Park's 2012 Annual Report

Notes to Consolidated Financial Statements -- Incorporated by reference from Park's 2012 Annual Report

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

(a)(3)     Exhibits.

The documents listed below are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference as noted:

Exhibit No.    Description of Exhibit

2.1(a)
Purchase and Assumption Agreement, made and entered into on November 16, 2011, by and between Vision Bank and Park National Corporation (collectively, “Seller”) and Centennial Bank and Home BancShares, Inc. (collectively, “Buyer”) (incorporated herein by reference to Exhibit 2.1 to Park National Corporation's Current Report on Form 8-K, dated and filed November 17, 2011 (File No. 1-13006))

Note: The disclosure schedules and other schedules (with the exception of Schedule S) referenced in the Purchase and Assumption Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. Park National Corporation hereby undertakes to furnish a copy of the omitted disclosure schedules and other schedules upon request by the SEC.

2.1(b)
First Amendment to Purchase and Assumption Agreement by and between Vision Bank and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of January 25, 2012 (incorporated herein by reference to Exhibit 2.1(b) to Park National Corporation's Current Report on Form 8-K, dated and filed February 16, 2012 (File No. 1-13006))

2.1(c)
Second Amendment to Purchase and Assumption Agreement by and between SE Property Holdings, LLC (as successor to Vision Bank) and Park National Corporation and Centennial Bank and Home BancShares, Inc., effective as of April 30, 2012 (incorporated herein by reference to Exhibit 2.1(c) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 (File No. 1-13006))

2.2
Agreement and Plan of Merger, entered into as of January 25, 2012, by and between Vision Bank and SE Property Holdings, LLC (incorporated herein by reference to Exhibit 2.2 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-13006))

3.1(a)
Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on March 24, 1992 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Form 8-B, filed on May 20, 1992 (File No. 0-18772) (“Park's Form 8-B”))

3.1(b)
Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on May 6, 1993 (incorporated herein by reference to Exhibit 3(b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

3.1(c)
Certificate of Amendment to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 16, 1996 (incorporated herein by reference to Exhibit 3(a) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (File No. 1-13006))

3.1(d)
Certificate of Amendment by Shareholders to the Articles of Incorporation of Park National Corporation as filed with the Ohio Secretary of State on April 22, 1997 (incorporated herein by reference to Exhibit 3(a)(1) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (File No. 1-13006) (“Park's June 30, 1997 Form 10-Q”))

3.1(e)
Certificate of Amendment by Shareholders or Members as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1(f)
Certificate of Amendment by Directors or Incorporators to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006) (“Park's December 23, 2008 Form 8-K”))

3.1(g)
Certificate of Amendment by Shareholders or Members filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)
Articles of Incorporation of Park National Corporation (reflecting amendments through April 18, 2011) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

3.2(a)	Regulations of Park National Corporation (incorporated herein by reference to Exhibit 3(b) to Park's Form 8-B)

3.2(b)
Certified Resolution regarding Adoption of Amendment to Subsection 2.02(A) of the Regulations of Park National Corporation by Shareholders on April 21, 1997 (incorporated herein by reference to Exhibit 3(b)(1) to Park's June 30, 1997 Form 10-Q)

3.2(c)
Certificate Regarding Adoption of Amendments to Sections 1.04 and 1.11 of Park National Corporation's Regulations by the Shareholders on April 17, 2006 (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 18, 2006 (File No. 1-13006))

3.2(d)
Certificate Regarding Adoption by the Shareholders of Park National Corporation on April 21, 2008 of Amendment to Regulations to Add New Section 5.10 to Article FIVE (incorporated herein by reference to Exhibit 3.2(d) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 (File No. 1-13006) (“Park's March 31, 2008 Form 10-Q”))

3.2(e)
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park's March 31, 2008 Form 10-Q)

4.1(a)
Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)
First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park's March 15, 2007 Form 8-K”))

4.2(a)
Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park's March 15, 2007 Form 8-K)

4.2(c)
Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustee named therein and Park National Corporation (filed herewith)

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park's December 23, 2008 Form 8-K)

Note: Repurchased on May 2, 2012. See Exhibit 4.7 to this Annual Report on form 10-K.

4.5
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement - Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park's December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park's December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

4.6
Letter Agreement, dated April 25, 2012, between Park National Corporation and the United States Department of the Treasury related to the repurchase of the 100,000 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, issued by Park National Corporation (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K, dated and filed April 25, 2012 (File No. 1-13006))

4.7
Letter Agreement, dated May 2, 2012, between Park National Corporation and the United States Department of the Treasury related to the repurchase of the Warrant to purchase 227,376 Common Shares issued by Park National Corporation (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K, dated and filed May 2, 2012 (File No. 1-13006))

4.8
Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park's December 28, 2009 Form 8-K”))

4.9	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park's December 28, 2009 Form 8-K)

4.10
Note Purchase Agreement, dated April 20, 2012, between Park National Corporation and 56 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 20, 2012 (File No. 1-13006) (“Park's April 20, 2012 Form 8-K”))

4.11	Form of 7% Subordinated Note due April 20, 2022 (incorporated herein by reference to Exhibit 4.2 to Park's April 20, 2012 Form 8-K)

4.12	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2(a)†
Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10(f) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 0-18772))

10.2(b)†
Schedule identifying Split-Dollar Agreements covering executive officers (or former executive officers) or employees of The Park National Bank who are also directors or executive officers (or former executive officers) of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (filed herewith)

10.3(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect from and after February 18, 2008 (filed herewith)

10.3(b)†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006) (“Park's February 19, 2008 Form 8-K”))

10.3(c)†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and each of C. Daniel DeLawder and William T. McConnell (incorporated herein by reference to Exhibit 10.2 to Park's February 19, 2008 Form 8-K)

10.4†
Employment Agreement, made and entered into as of December 22, 1999, and the Amendment thereto, dated March 23, 2001, between The Security National Bank and Trust Co. (now known as the Security National Bank Division of The Park National Bank) and Harry O. Egger (incorporated herein by reference to Exhibit 10(e) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001 (File No. 1-13006))

10.5†
Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (incorporated herein by reference to Exhibit 10 to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (File No. 1-13006))

10.6†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.7†
Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 20, 2005 (File No. 1-13006) (“Park's April 20, 2005 Form 8-K”))

10.8†
Form of Stock Option Agreement to be used in connection with the grant of incentive stock options under the Park National Corporation 2005 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to Park's April 20, 2005 Form 8-K)

10.9(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.9(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.10†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.11†	Split-Dollar Agreement, made and entered into effective as of January 1, 2010, between The Park National Bank and Brady T. Burt (filed herewith)

10.12†
Separation Agreement and General Release between The Park National Bank and John W. Kozak, executed by both parties on December 24, 2012 (incorporated herein by reference to Exhibit 10 to Park National Corporation's Current Report on Form 8-K dated and filed on December 28, 2012 (File No. 1-13006))

13	2012 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14
Code of Business Conduct and Ethics, as amended January 23, 2012 and updated January 24, 2012 (incorporated herein by reference to Exhibit 14 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 1-13006))

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

99.1	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 - Principal Executive Officer (filed herewith)

99.2	Certification Pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 and 31 CFR § 30.15 - Principal Financial Officer (filed herewith)

101
The following materials from Park National Corporation's 2011 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)

†	Management contract or compensatory plan or arrangement.

(b)    Exhibits.

The documents listed in Item 15(a)(3) are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)    Financial Statement Schedules.

None

[Remainder of page intentionally left blank; signature page follows]

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 26, 2013	By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2013.

Name	Capacity
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board, Chief Executive Officer and Director
/s/ David L. Trautman* David L. Trautman	President, Secretary and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer
/s/ Matthew R. Miller Matthew R. Miller	Chief Accounting Officer
/s/ Maureen Buchwald* Maureen Buchwald	Director
/s/ Harry O. Egger* Harry O. Egger	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director

Name	Capacity
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ William T. McConnell* William T. McConnell	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ John J. O’Neill* John J. O’Neill	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Sarah Reese Wallace* Sarah Reese Wallace	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by C. Daniel DeLawder, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 26th day of February, 2013.

By:	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and Chief Executive Officer