Form 10-Q
period 2013-03-31
PARK NATIONAL CORP /OH/
filed 2013-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

 Yes   ☐   No   ☒

15,411,980 Common shares, no par value per share, outstanding at May 1, 2013.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$99,976	$164,120
Money market instruments	420,536	37,185
Cash and cash equivalents	520,512	201,305
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $990,116 and $1,099,658 at March 31, 2013 and December 31, 2012)	1,001,251	1,114,454
Securities held-to-maturity, at amortized cost (fair value of $294,314 and $410,705 at March 31, 2013 and December 31, 2012)	285,250	401,390
Other investment securities	65,907	65,907
Total investment securities	1,352,408	1,581,751
Loans	4,443,523	4,450,322
Allowance for loan losses	(55,315)	(55,537)
Net loans	4,388,208	4,394,785
Bank owned life insurance	166,651	161,069
Goodwill and other intangible assets	72,559	72,671
Bank premises and equipment, net	56,725	53,751
Other real estate owned	36,292	35,718
Accrued interest receivable	18,571	19,710
Mortgage loan servicing rights	8,121	7,763
Other	127,108	114,280
Total assets	$6,747,155	$6,642,803

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,119,902	$1,137,290
Interest bearing	3,796,639	3,578,742
Total deposits	4,916,541	4,716,032
Short-term borrowings	244,002	344,168
Long-term debt	782,845	781,658
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	3,403	3,459
Other	65,904	66,870
Total liabilities	$6,092,945	$5,992,437

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock (No par value; 20,000,000 shares authorized; 16,150,973 shares issued at March 31, 2013 and 16,150,987 shares issued at December 31, 2012)	$302,653	$302,654
Retained earnings	447,829	441,605
Treasury stock (738,989 shares at March 31, 2013 and at December 31, 2012)	(76,375)	(76,375)
Accumulated other comprehensive loss, net of taxes	(19,897)	(17,518)
Total stockholders' equity	654,210	650,366
Total liabilities and stockholders’ equity	$6,747,155	$6,642,803
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:

Interest and fees on loans	$55,775	$61,105

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	10,242	13,584
Obligations of states and political subdivisions	17	46

Other interest income	158	103
Total interest and dividend income	66,192	74,838

Interest expense:

Interest on deposits:
Demand and savings deposits	501	754
Time deposits	3,090	4,639

Interest on borrowings:
Short-term borrowings	144	175
Long-term debt	7,004	7,542

Total interest expense	10,739	13,110

Net interest income	55,453	61,728

Provision for loan losses	329	8,338
Net interest income after provision for loan losses	55,124	53,390

Other income:
Income from fiduciary activities	4,076	3,828
Service charges on deposit accounts	3,822	4,071
Other service income	3,985	2,734
Checkcard fee income	2,983	3,172
Bank owned life insurance income	1,202	1,202
ATM fees	627	608
OREO valuation adjustments	401	(1,359)
Gain on sale of OREO, net	224	1,045
Gain on sale of the Vision Bank business	—	22,167
Other	1,485	2,152
Total other income	18,805	39,620

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Other expense:
Salaries and employee benefits	$24,633	$24,823
Occupancy expense	2,597	2,670
Furniture and equipment expense	2,607	2,621
Data processing fees	1,019	1,200
Professional fees and services	5,864	5,581
Amortization of intangibles	112	1,754
Marketing	848	843
Insurance	1,302	1,490
Communication	1,580	1,537
State taxes	928	989
Loan put provision	—	662
OREO expense	512	723
Other expense	4,096	3,577
Total other expense	46,098	48,470

Income before income taxes	27,831	44,540

Federal income taxes	7,121	13,065

Net income	20,710	31,475

Preferred share dividends and accretion	—	1,477

Net income available to common shareholders	$20,710	$29,998
Earnings per Common Share:

Net income available to common shareholders
Basic	$1.34	$1.95
Diluted	$1.34	$1.95

Weighted average common shares outstanding
Basic	15,411,990	15,405,910
Diluted	15,411,990	15,417,745

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Net income	$20,710	$31,475

Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222 for the three months ended March 31, 2012	—	412
Unrealized net holding gain on cash flow hedge, net of income taxes of $60 for the three months ended March 31, 2012	—	113
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(1,282) and $(1,188) for the three months ended March 31, 2013 and 2012, respectively	(2,379)	(2,202)
Other comprehensive loss	$(2,379)	$(1,677)

Comprehensive income	$18,331	$29,798

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

Three Months ended March 31, 2013 and 2012	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			31,475
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $60					113
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(1,188)					(2,202)
Cash dividends on common stock at $0.94 per share			(14,481)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Accretion of discount on preferred stock	226		(227)
Preferred stock dividends			(1,250)
Balance at March 31, 2012	$98,372	$305,498	$440,074	$(77,007)	$(10,508)

Balance at December 31, 2012	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			20,710
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(1,282)					(2,379)
Cash dividends on common stock at $0.94 per share			(14,486)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Balance at March 31, 2013	$—	$302,653	$447,829	$(76,375)	$(19,897)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$20,710	$31,475

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	329	8,338
Loan put provision	—	662
Amortization (accretion) of loan fees and costs, net	728	(134)
Provision for depreciation	1,773	1,709
Amortization of core deposit intangibles	112	1,754
Amortization/(accretion) of investment securities	42	(105)
Amortization of prepayment penalty on long-term debt	1,202	—
Loan originations to be sold in secondary market	(140,704)	(77,203)
Proceeds from sale of loans in secondary market	156,212	77,628
Gain on sale of loans in secondary market	1,511	1,182
OREO valuation adjustments	(401)	1,359
Bank owned life insurance income	(1,202)	(1,202)

Changes in assets and liabilities:
Increase in other assets	(13,816)	(30,906)
(Decrease) increase in other liabilities	(1,022)	2,854

Net cash provided by operating activities	$25,474	$17,411

Investing activities:
Proceeds from calls and maturity of:
Available-for-sale securities	309,212	229,878
Held-to-maturity securities	116,140	157,101
Purchases of:
Available-for-sale securities	(199,711)	(419,998)
Held-to-maturity securities	—	(119,127)
Net loan originations, portfolio loans	(8,403)	(23,102)
Sale of assets/liabilities related to Vision Bank	—	(144,436)
Purchases of bank owned life insurance, net	(4,600)	(2,213)
Purchases of premises and equipment, net	(4,747)	(125)

Net cash provided by (used in) investing activities	$207,891	$(322,022)

Financing activities:
Net increase in deposits	$200,509	$352,274
Net decrease in short-term borrowings	(100,166)	(26,907)
Repayment of long-term debt	(15)	(1,381)

Cash dividends paid on common stock and preferred stock	(14,486)	(15,731)

Net cash provided by financing activities	$85,842	$308,255

Increase in cash and cash equivalents	319,207	3,644

Cash and cash equivalents at beginning of year	201,305	157,486

Cash and cash equivalents at end of period	$520,512	$161,130

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$10,795	$12,992

Income taxes	$—	$—

Transfers to OREO	$7,103	$4,448

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2013.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2012 from Park’s 2012 Annual Report to Shareholders (“2012 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date, determining no events require additional disclosure in these consolidated condensed financial statements.

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

No. 2013-02 Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of the new guidance on January 1, 2013 impacted the other comprehensive income (loss) disclosures in Note 17.

Note 3 – Sale of Vision Bank Business

On February 16, 2012, Park and its wholly-owned subsidiary, Vision Bank (“Vision”), a Florida state-chartered bank, completed their sale of substantially all of the performing loans, operating assets and liabilities associated with Vision to Centennial Bank (“Centennial”), an Arkansas state-chartered bank which is a wholly-owned subsidiary of Home BancShares, Inc. (“Home”), an Arkansas corporation, as contemplated by the previously announced Purchase and Assumption Agreement by and between Park, Vision, Home and Centennial, dated as of November 16, 2011, as amended by the First Amendment to Purchase and Assumption Agreement, dated as of January 25, 2012, and the Second Amendment to Purchase and Assumption Agreement, dated as of April 30, 2012 (collectively, the “Vision Agreement”) for a purchase price of $27.9 million.

Subsequent to the transactions contemplated by the Vision Agreement, Vision was left with approximately $22 million of performing loans (including mortgage loans held for sale) and non-performing loans with a fair value of $88 million. Park recorded a pre-tax gain, net of expenses directly related to the sale, of approximately $22.2 million, resulting from the transactions contemplated by the Vision Agreement. The pre-tax gain, net of expense is summarized in the table below:

(in thousands)
Premium paid	$27,913
One-time gains	298
Loss on sale of fixed assets	(2,434)
Employment and severance agreements	(1,610)
Other one-time charges, including estimates	(2,000)
Pre-tax gain	$22,167

Promptly following the closing of the transactions contemplated by the Vision Agreement, Vision surrendered its Florida banking charter to the Florida Office of Financial Regulation and became a non-bank Florida corporation (the “Florida Corporation”). The Florida Corporation merged with and into a wholly-owned, non-bank subsidiary of Park, SE Property Holdings, LLC (“SEPH”), with SEPH being the surviving entity.

As part of the transaction between Vision and Centennial, Park agreed to allow Centennial to “put back” up to $7.5 million aggregate principal amount of loans, which were originally included within the loans sold in the transaction. The loan put option expired on August 16, 2012, 180 days after the closing of the transaction, which was February 16, 2012. Prior to August 16, 2012, Centennial notified Park of its intent to put back approximately $7.5 million aggregate principal amount of loans. During 2012, Centennial put back forty-four loans, totaling approximately $7.5 million. These forty-four loans were recorded on the books at a fair value of $4.2 million. The difference of $3.3 million was written off against the loan put liability that had previously been established in the first half of 2012.

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first three months of 2013.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2012	$72,334	$337	$72,671
Amortization	—	112	112
March 31, 2013	$72,334	$225	$72,559

The core deposit intangibles are being amortized to expense principally on the straight-line method, over a period of six years. Management expects that the core deposit intangibles amortization expense will be approximately $113,000 for the second and third quarters of 2013. Following the third quarter of 2013, there will be no remaining intangible asset subject to amortization.

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013			December 31, 2012
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$796,449	$3,431	$799,880	$823,927	$2,976	$826,903
Commercial real estate *	1,108,915	4,084	1,112,999	1,092,164	3,839	1,096,003
Construction real estate:
SEPH commercial land and development *	12,285	26	12,311	15,105	37	15,142
Remaining commercial	115,589	285	115,874	115,473	331	115,804
Mortgage	24,522	74	24,596	26,373	81	26,454
Installment	8,055	31	8,086	8,577	33	8,610
Residential real estate:
Commercial	400,400	1,008	401,408	392,203	959	393,162
Mortgage	1,064,006	1,884	1,065,890	1,064,787	1,399	1,066,186
HELOC	210,981	861	211,842	212,905	892	213,797
Installment	41,204	163	41,367	43,750	176	43,926
Consumer	657,697	2,643	660,340	651,930	2,835	654,765
Leases	3,420	51	3,471	3,128	29	3,157
Total loans	$4,443,523	$14,541	$4,458,064	$4,450,322	$13,587	$4,463,909
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual, accruing restructured, and loans past due 90 days or more and still accruing by class of loan as of March 31, 2013 and December 31, 2012:

	March 31, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,339	$1,414	$—	$21,753
Commercial real estate	36,724	3,351	—	40,075
Construction real estate:
SEPH commercial land and development	11,133	—	—	11,133
Remaining commercial	16,900	3,583	—	20,483
Mortgage	146	99	44	289
Installment	128	172	—	300
Residential real estate:
Commercial	35,469	1,253	—	36,722
Mortgage	23,938	11,126	544	35,608
HELOC	1,864	753	—	2,617
Installment	1,404	817	33	2,254
Consumer	3,494	1,789	768	6,051
Total loans	$151,539	$24,357	$1,389	$177,285

	December 31, 2012
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$17,324	$5,277	$37	$22,638
Commercial real estate	40,983	3,295	1,007	45,285
Construction real estate:
SEPH commercial land and development	13,939	—	—	13,939
Remaining commercial	14,977	6,597	—	21,574
Mortgage	158	100	—	258
Installment	149	175	—	324
Residential real estate:
Commercial	33,961	1,661	94	35,716
Mortgage	28,260	9,425	950	38,635
HELOC	1,689	736	—	2,425
Installment	1,670	780	54	2,504
Consumer	2,426	1,900	888	5,214
Total loans	$155,536	$29,946	$3,030	$188,512

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(In thousands)	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$21,753	$21,742	$11	$22,601	$22,587	$14
Commercial real estate	40,075	40,075	—	44,278	44,278	—
Construction real estate:
SEPH commercial land and development	11,133	10,482	651	13,939	13,260	679
Remaining commercial	20,483	20,483	—	21,574	21,574	—
Mortgage	245	—	245	258	—	258
Installment	300	—	300	324	—	324
Residential real estate:
Commercial	36,722	36,722	—	35,622	35,622	—
Mortgage	35,064	—	35,064	37,685	—	37,685
HELOC	2,617	—	2,617	2,425	—	2,425
Installment	2,221	—	2,221	2,450	—	2,450
Consumer	5,283	799	4,484	4,326	18	4,308
Total loans	$175,896	$130,303	$45,593	$185,482	$137,339	$48,143

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2013 and December 31, 2012.

	March 31, 2013			December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$22,392	$13,403	$—	$23,782	$14,683	$—
Commercial real estate	58,637	34,750	—	56,258	35,097	—
Construction real estate:
SEPH commercial land and development	53,287	10,482	—	56,075	12,740	—
Remaining commercial	24,614	11,209	—	29,328	14,093	—
Residential real estate:
Commercial	40,341	32,566	—	39,918	31,957	—
Consumer	799	799	—	18	18	—

With an allowance recorded:
Commercial, financial and agricultural	12,924	8,339	3,519	12,268	7,904	3,180
Commercial real estate	5,667	5,325	648	11,412	9,181	1,540
Construction real estate:
SEPH commercial land and development	—	—	—	1,271	520	—
Remaining commercial	9,984	9,274	2,939	8,071	7,481	2,277
Residential real estate:
Commercial	4,498	4,156	1,154	3,944	3,665	1,279
Consumer	—	—	—	—	—	—
Total	$233,143	$130,303	$8,260	$242,345	$137,339	$8,276

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At both March 31, 2013 and December 31, 2012, there were $96.9 million of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $6.0 million and $8.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves of $8.3 million related to loans individually evaluated for impairment at both March 31, 2013 and December 31, 2012. These loans with specific reserves had a recorded investment of $27.1 million and $28.8 million as of March 31, 2013 and December 31, 2012, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis. The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
(In thousands)	Recorded investment as of March 31, 2013	Average recorded investment	Interest income recognized	Recorded investment as of March 31, 2012	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$21,742	$21,479	$128	$40,241	$40,135	$105
Commercial real estate	40,075	43,191	256	43,305	48,214	207
Construction real estate:
SEPH commercial land and development	10,482	12,082	—	19,433	21,974	—
Remaining commercial	20,483	20,912	220	32,673	27,314	251
Residential real estate:
Commercial	36,722	35,859	130	43,752	43,276	40
Consumer	799	204	—	20	20	—
Total	$130,303	$133,727	$734	$179,424	$180,933	$603

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loan.

	March 31, 2013
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$3,891	$16,030	$19,921	$779,959	$799,880
Commercial real estate	2,502	23,275	25,777	1,087,222	1,112,999
Construction real estate:
SEPH commercial land and development	773	9,041	9,814	2,497	12,311
Remaining commercial	334	4,221	4,555	111,319	115,874
Mortgage	356	129	485	24,111	24,596
Installment	77	—	77	8,009	8,086
Residential real estate:
Commercial	937	4,628	5,565	395,843	401,408
Mortgage	11,165	13,366	24,531	1,041,359	1,065,890
HELOC	344	732	1,076	210,766	211,842
Installment	444	683	1,127	40,240	41,367
Consumer	8,313	3,706	12,019	648,321	660,340
Leases	—	—	—	3,471	3,471
Total loans	$29,136	$75,811	$104,947	$4,353,117	$4,458,064
* Includes $1.4 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing TDRs.

	December 31, 2012
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$6,251	$11,811	$18,062	$808,841	$826,903
Commercial real estate	2,212	26,355	28,567	1,067,436	1,096,003
Construction real estate:
SEPH commercial land and development	686	11,314	12,000	3,142	15,142
Remaining commercial	3,652	5,838	9,490	106,314	115,804
Mortgage	171	85	256	26,198	26,454
Installment	135	40	175	8,435	8,610
Residential real estate:
Commercial	1,163	5,917	7,080	386,082	393,162
Mortgage	11,948	17,370	29,318	1,036,868	1,066,186
HELOC	620	309	929	212,868	213,797
Installment	563	787	1,350	42,576	43,926
Consumer	12,924	2,688	15,612	639,153	654,765
Leases	—	—	—	3,157	3,157
Total loans	$40,325	$82,514	$122,839	$4,341,070	$4,463,909
* Includes $3.0 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing TDRs.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2013 and December 31, 2012 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

The tables below present the recorded investment by loan grade at March 31, 2013 and December 31, 2012 for all commercial loans:

	March 31, 2013
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$8,233	$9,797	$21,753	$760,097	$799,880
Commercial real estate *	25,402	3,136	40,075	1,044,386	1,112,999
Construction real estate:
SEPH commercial land and development *	400	—	11,133	778	12,311
Remaining commercial	6,556	—	20,483	88,835	115,874
Residential real estate:
Commercial	8,676	1,231	36,722	354,779	401,408
Leases	—	—	—	3,471	3,471
Total Commercial Loans	$49,267	$14,164	$130,166	$2,252,346	$2,445,943
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2012
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$9,537	$10,874	$22,601	$783,891	$826,903
Commercial real estate *	25,616	3,960	44,278	1,022,149	1,096,003
Construction real estate:
SEPH commercial land and development *	411	—	13,939	792	15,142
Remaining commercial	6,734	—	21,574	87,496	115,804
Residential real estate:
Commercial	8,994	2,053	35,622	346,493	393,162
Leases	—	—	—	3,157	3,157
Total Commercial Loans	$51,292	$16,887	$138,014	$2,243,978	$2,450,171
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended March 31, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

At March 31, 2013 and December 31, 2012, there were $84.3 million and $84.7 million, respectively, of TDRs included in nonaccrual loan totals. At March 31, 2013 and December 31, 2012, $54.8 million and $52.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2013 and December 31, 2012, there were $24.4 million and $29.9 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At March 31, 2013 and December 31, 2012, Park had commitments to lend $4.4 million and $5.0 million, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at both March 31, 2013 and December 31, 2012 was $5.6 million. Modifications made in 2012 and 2013 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $238,000 and $252,000 were recorded during the three-month periods ending March 31, 2013 and March 31, 2012, respectively, as a result of TDRs identified in the respective year.

The terms of certain other loans were modified during the three-month period ended March 31, 2013 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2013 of $0.8 million. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2013 of $6.6 million. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2013 and March 31, 2012, as well as the recorded investment of these contracts at March 31, 2013 and March 31, 2012. The recorded investment pre- and post-modification is generally the same.

	Three Months Ended March 31, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$—	$320	$320
Commercial real estate	2	25	152	177
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	37	—	37
Mortgage	—	—	—	—
Installment	2	—	26	26
Residential real estate:
Commercial	6	493	1,561	2,054
Mortgage	12	880	242	1,122
HELOC	4	54	—	54
Installment	4	40	9	49
Consumer	72	332	137	469
Total loans	110	$1,861	$2,447	$4,308

	Three Months Ended March 31, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$1,289	$750	$2,039
Commercial real estate	16	2,212	2,967	5,179
Construction real estate:
SEPH commercial land and development	4	—	894	894
Remaining commercial	9	8,641	1,565	10,206
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	318	318
Mortgage	9	111	1,170	1,281
HELOC	—	—	—	—
Installment	—	—	—	—
Consumer	1	—	91	91
Total loans	47	$12,253	$7,755	$20,008

Of those loans listed in the tables above which were modified during the three-month period ended March 31, 2013, $0.3 million were on nonaccrual status as of December 31, 2012, but were not classified as TDRs. Of those loans which were modified during the three-month period ended March 31, 2012, $6.2 million were on nonaccrual status as of December 31, 2011, but were not classified as TDRs.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month period ended March 31, 2013 and March 31, 2012, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	10	$979	15	$8,469
Commercial real estate	2	198	8	3,201
Construction real estate:
SEPH commercial land and development	2	45	3	659
Remaining commercial	3	506	8	4,155
Mortgage	1	85	—	—
Installment	1	12	—	—
Residential real estate:
Commercial	2	857	6	3,948
Mortgage	34	3,430	5	684
HELOC	2	77	1	48
Installment	10	273	—	—
Consumer	100	617	—	—
Leases	—	—	—	—
Total loans	167	$7,079	46	$21,164

Of the $7.1 million in modified TDRs which defaulted during the three months ended March 31, 2013, $768,000 were accruing loans and $6.3 million were nonaccrual loans. Of the $21.2 million in modified TDRs which defaulted during the three months ended March 31, 2012, $205,000 were accruing loans and $21.0 million were nonaccrual loans.

Note 6 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report.

The activity in the allowance for loan losses for the three months ended March 31, 2013 and March 31, 2012 is summarized below.

	Three Months Ended March 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	2,708	334	1,518	674	1,274	—	6,508
Recoveries	189	40	1,427	3,498	803	—	5,957
Net charge-offs/(recoveries)	2,519	294	91	(2,824)	471	—	551
Provision	2,301	(372)	806	(2,949)	543	—	329
Ending balance	$15,417	$11,070	$7,556	$14,634	$6,638	$—	$55,315

	Three Months Ended March 31, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444
Charge-offs	4,538	4,934	4,320	3,922	1,253	—	18,967
Recoveries	468	92	67	609	707	—	1,943
Net charge-offs	4,070	4,842	4,253	3,313	546	—	17,024
Provision	5,448	1,309	(433)	1,489	525	—	8,338
Ending balance	$18,328	$12,006	$9,747	$13,868	$5,809	$—	$59,758

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2013 and December 31, 2012, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2013 and December 31, 2012, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report).

The composition of the allowance for loan losses at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,519	$648	$2,939	$1,154	$—	$—	$8,260
Collectively evaluated for impairment	11,898	10,422	4,617	13,480	6,638	—	47,055
Total ending allowance balance	$15,417	$11,070	$7,556	$14,634	$6,638	$—	$55,315

Loan balance:
Loans individually evaluated for impairment	$21,736	$40,063	$30,955	$36,717	$799	$—	$130,270
Loans collectively evaluated for impairment	774,713	1,068,852	129,496	1,679,874	656,898	3,420	4,313,253
Total ending loan balance	$796,449	$1,108,915	$160,451	$1,716,591	$657,697	$3,420	$4,443,523

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	16.19%	1.62%	9.49%	3.14%	—%	—%	6.34%
Loans collectively evaluated for impairment	1.54%	0.98%	3.57%	0.80%	1.01%	—%	1.09%
Total ending loan balance	1.94%	1.00%	4.71%	0.85%	1.01%	—%	1.24%

Recorded investment:
Loans individually evaluated for impairment	$21,742	$40,075	$30,965	$36,722	$799	$—	$130,303
Loans collectively evaluated for impairment	778,138	1,072,924	129,902	1,683,785	659,541	3,471	4,327,761
Total ending loan balance	$799,880	$1,112,999	$160,867	$1,720,507	$660,340	$3,471	$4,458,064

	December 31, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,180	$1,540	$2,277	$1,279	$—	$—	$8,276
Collectively evaluated for impairment	12,455	10,196	4,564	13,480	6,566	—	47,261
Total ending allowance balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537

Loan balance:
Loans individually evaluated for impairment	$22,523	$44,267	$34,814	$35,616	$18	$—	$137,238
Loans collectively evaluated for impairment	801,404	1,047,897	130,714	1,678,029	651,912	3,128	4,313,084
Total ending loan balance	$823,927	$1,092,164	$165,528	$1,713,645	$651,930	$3,128	$4,450,322

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.12%	3.48%	6.54%	3.59%	—%	—%	6.03%
Loans collectively evaluated for impairment	1.55%	0.97%	3.49%	0.80%	1.01%	—%	1.10%
Total ending loan balance	1.90%	1.07%	4.13%	0.86%	1.01%	—%	1.25%

Recorded investment:
Loans individually evaluated for impairment	$22,587	$44,278	$34,834	$35,622	$18	$—	$137,339
Loans collectively evaluated for impairment	804,316	1,051,725	131,176	1,681,449	654,747	3,157	4,326,570
Total ending loan balance	$826,903	$1,096,003	$166,010	$1,717,071	$654,765	$3,157	$4,463,909

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2013	2012
Numerator:
Income available to common shareholders	$20,710	$29,998
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,411,990	15,405,910
Effect of dilutive options and warrants	—	11,835
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,411,990	15,417,745
Earnings per common share:
Basic earnings per common share	$1.34	$1.95
Diluted earnings per common share	$1.34	$1.95

As of March 31, 2012, options to purchase 66,625 common shares were outstanding under Park’s 2005 Incentive Stock Option Plan. All options had expired as of March 31, 2013. A warrant to purchase 227,376 common shares was outstanding at March 31, 2012 as a result of Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). Park repurchased the CPP warrant on May 2, 2012.

The common shares represented by the options totaling a weighted average of 73,683 were not included in the computation of diluted earnings per common share for the three months ended March 31, 2012, because the exercise price exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was included in the computation of diluted earnings per common share for the three months ended March 31, 2012, as the dilutive effect of this warrant was 11,835 common shares for this period. The exercise price of the CPP warrant to purchase 227,376 common shares was $65.97. There were no dilutive options or warrants included in the calculation of diluted earnings per share for the three months ended March 31, 2013.

Note 8 – Segment Information

The Corporation is a bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its chartered bank subsidiary, The Park National Bank (headquartered in Newark, Ohio) (“PNB”), SE Property Holdings, LLC (“SEPH”), and Guardian Financial Services Company (“GFSC”).

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

	Operating Results for the three months ended March 31, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$52,735	$2,133	$(655)	$1,240	$55,453
Provision for (recovery of) loan losses	3,130	210	(3,011)	—	329
Other income	17,872	2	831	100	18,805
Other expense	40,324	786	3,344	1,644	46,098
Income (loss) before income taxes	$27,153	$1,139	$(157)	$(304)	$27,831
Federal income taxes (benefit)	7,213	399	(55)	(436)	7,121
Net income (loss)	$19,940	$740	$(102)	$132	$20,710

Assets (as of March 31, 2013)	$6,611,802	$49,555	$89,240	$(3,442)	$6,747,155

	Operating Results for the three months ended March 31, 2012
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$55,846	$2,211	$2,610	$1,061	$61,728
Provision for loan losses	4,672	250	3,416	—	8,338
Other income	16,661	—	724	68	17,453
Gain on sale of Vision business			22,167		22,167
Other expense	38,056	721	8,165	1,528	48,470
Income (loss) before income taxes	$29,779	$1,240	$13,920	$(399)	$44,540
Federal income taxes (benefit)	8,218	434	4,861	(448)	13,065
Net income	$21,561	$806	$9,059	$49	$31,475

Assets (as of March 31, 2012)	$6,587,773	$47,380	$161,493	$(19,795)	$6,776,851

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2013 and 2012. The reconciling amounts for consolidated total assets for the periods ended March 31, 2013 and 2012 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2013 and December 31, 2012, respectively, Park had approximately $10.2 million and $25.7 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 5 and 6. The contractual balance was $10.1 million and $25.2 million at March 31, 2013 and December 31, 2012, respectively. The gain expected upon sale was $147,000 and $568,000 at March 31, 2013 and December 31, 2012, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2013 or December 31, 2012.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2013 and 2012, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,639	$338	$2,957	$568,020
Obligations of states and political subdivisions	984	11	—	995
U.S. Government sponsored entities' asset-backed securities	417,356	12,869	358	429,867
Other equity securities	1,137	1,232	—	2,369
Total	$990,116	$14,450	$3,315	$1,001,251

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$485	$1	$—	$486
U.S. Government sponsored entities' asset-backed securities	284,765	9,063	—	293,828
Total	$285,250	$9,064	$—	$294,314

Securities with unrealized losses at March 31, 2013, were as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$387,683	$2,957	$—	$—	$387,683	$2,957
U.S. Government agencies' asset-backed securities	$171,450	$358	$—	$—	$171,450	$358
Total	$559,133	$3,315	$—	$—	$559,133	$3,315

Investment securities at December 31, 2012, were as follows:

Securities Available-for-Sale (In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$695,655	$1,352	$1,280	$695,727
Obligations of states and political subdivisions	984	19	—	1,003
U.S. Government sponsored entities' asset-backed securities	401,882	14,067	447	415,502
Other equity securities	1,137	1,085	—	2,222
Total	$1,099,658	$16,523	$1,727	$1,114,454

Securities Held-to-Maturity (In thousands)	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$570	$2	$—	$572
U.S. Government sponsored entities' asset-backed securities	400,820	9,351	38	410,133
Total	$401,390	$9,353	$38	$410,705

Securities with unrealized losses at December 31, 2012, were as follows:

	Less than 12 months		12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$177,470	$1,280	$—	$—	$177,470	$1,280
U.S. Government sponsored entities' asset-backed securities	$123,631	$447	$—	$—	$123,631	$447
Total	$301,101	$1,727	$—	$—	$301,101	$1,727
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$10,120	$38	$—	$—	$10,120	$38

Management does not believe any of the unrealized losses at March 31, 2013 or December 31, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2013, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value
U.S. Treasury and sponsored entities' obligations:
Due within one year	$180,000	$180,338
Due one through five years	173,750	171,548
Due five through ten years	216,889	216,134
Total	$570,639	$568,020

Obligations of states and political subdivisions:
Due within one year	$984	$995

U.S. Government sponsored entities' asset-backed securities:	$417,356	$429,867

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value
Obligations of state and political subdivisions:
Due within one year	$485	$486

U.S. Government sponsored entities' asset-backed securities:	$284,765	$293,828

The $570.6 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. Of the $570.6 million reported, $303.8 million are expected to be called and are shown in the table at their expected call date. These callable securities have a final maturity in 10 to 14 years.

There were no sales of investment securities during the three-month periods ended March 31, 2013 or 2012.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	March 31, 2013	December 31, 2012
(In thousands)
Federal Home Loan Bank stock	$59,032	$59,032
Federal Reserve Bank stock	6,875	6,875
Total	$65,907	$65,907

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $12.6 million and $15.9 million for the three-month periods ended March 31, 2013 and 2012, respectively.

The following table shows the components of net periodic benefit expense:

	Three Months Ended March 31,
(In thousands)	2013	2012
Service cost	$1,204	$1,068
Interest cost	1,056	1,012
Expected return on plan assets	(2,384)	(2,186)
Amortization of prior service cost	5	5
Recognized net actuarial loss	676	427
Benefit expense	$557	$326

As a result of the February 16, 2012 acquisition of certain Vision assets and liabilities by Centennial Bank, during the first quarter of 2012, it was necessary to re-measure pension plan assets and liabilities resulting in a reduction to the unrecognized net loss account, within Accumulated Other Comprehensive (Loss), of $412,000 (net of tax of $222,000).

Note 13 – Derivative Instruments

FASB ASC 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As required by U.S. GAAP, the Company records all derivatives on the consolidated condensed balance sheets at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Derivatives used to hedge the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.

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

As of March 31, 2013, no derivatives were designated as cash flow hedges, fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of March 31, 2013, Park had mortgage loan interest rate lock commitments outstanding of approximately $19.6 million. Park has specific contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under U.S. GAAP. At March 31, 2013, the fair value of the derivative instruments was approximately $251,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At March 31, 2013, the fair value of the swap liability of $135,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses and consideration of the Visa settlement agreement announced on July 13, 2012 to resolve the Federal Multi-District Interchange Litigation.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.40 billion at March 31, 2013, compared to $1.31 billion at December 31, 2012 and $1.30 billion at March 31, 2012. At March 31, 2013, $14.6 million of the sold mortgage loans were sold with recourse compared to $22.6 million at March 31, 2012. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2013, management had established a $268,000 reserve to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2013	2012
Mortgage servicing rights:
Carrying amount, net, beginning of period	$7,763	$9,301
Additions	1,111	562
Amortization	(815)	(888)
Changes in valuation allowance	62	—
Carrying amount, net, end of period	$8,121	$8,975

Valuation allowance:
Beginning of period	$2,324	$1,021
Changes in valuation allowance	(62)	—
End of period	$2,262	$1,021

Servicing fees included in other service income were $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$568,020	$—	$568,020
Obligations of states and political subdivisions	—	995	—	995
U.S. Government sponsored entities’ asset-backed securities	—	429,867	—	429,867
Equity securities	1,593	—	776	2,369
Mortgage loans held for sale	—	10,235	—	10,235
Mortgage IRLCs	—	251	—	251

Liabilities
Fair value swap	$—	$—	$135	$135

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$695,727	$—	$695,727
Obligations of states and political subdivisions	—	1,003	—	1,003
U.S. Government sponsored entities’ asset-backed securities	—	415,502	—	415,502
Equity securities	1,442	—	780	2,222
Mortgage loans held for sale	—	25,743	—	25,743
Mortgage IRLCs	—	372	—	372

Liabilities
Fair value swap	$—	$—	$135	$135

There were no transfers between Level 1 and Level 2 during 2013 or 2012. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2013 and 2012

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(4)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at March 31, 2013	$776	$(135)

Balance, at January 1, 2012	$763	$(700)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(7)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	565
Balance at March 31, 2012	$756	$(135)

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

Appraisals for both collateral dependent impaired loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are two types of appraisals, real estate appraisals and lot development loan appraisals, received by the Company. These are discussed below:

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

The following tables present assets and liabilities measured at fair value on a nonrecurring basis. Collateral dependent impaired loans are carried at fair value if they have been charged down to fair value or if a specific valuation allowance has been established. A new cost basis is established at the time a property is initially recorded in OREO. OREO properties are carried at fair value if a devaluation has been taken to the property's value subsequent to the initial measurement.

Fair Value Measurements at March 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2013
Impaired loans:
Commercial real estate	$—	$—	$25,093	$25,093
Construction real estate:
SEPH commercial land and development	—	—	10,482	10,482
Remaining commercial	—	—	8,657	8,657
Residential real estate	—	—	7,039	7,039
Total impaired loans	$—	$—	$51,271	$51,271

Mortgage servicing rights	—	5,896	—	5,896

OREO:
Commercial real estate	—	—	4,838	4,838
Construction real estate	—	—	10,345	10,345
Residential real estate	—	—	3,166	3,166
Total OREO	$—	$—	$18,349	$18,349

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Impaired loans:
Commercial real estate	$—	$—	$25,997	$25,997
Construction real estate:
SEPH commercial land and development	—	—	12,832	12,832
Remaining commercial	—	—	8,113	8,113
Residential real estate	—	—	6,990	6,990
Total impaired loans	$—	$—	$53,932	$53,932

Mortgage servicing rights	—	6,642	—	6,642

OREO:
Commercial real estate	—	—	3,485	3,485
Construction real estate	—	—	12,134	12,134
Residential real estate	—	—	4,307	4,307
Total OREO	$—	$—	$19,926	$19,926

Impaired loans had a book value of $130.3 million at March 31, 2013, after partial charge-offs of $102.9 million. Additionally, these impaired loans had a specific valuation allowance of $8.3 million. Of the $130.3 million impaired loan portfolio at March 31, 2013, loans with a book value of $56.0 million were carried at their fair value of $51.3 million, as a result of charge-offs of $89.3 million and a specific valuation allowance of $4.7 million. An additional specific valuation allowance of $3.6 million at March 31, 2013 related to loans which are not collateral dependent. The remaining $74.3 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2012, impaired loans had a book value of $137.2 million, after partial charge-offs of $105.1 million. Additionally, these impaired loans had a specific valuation allowance of $8.3 million. Of the $137.2 million impaired loan portfolio at December 31, 2012, loans with a book value of $59.0 million were carried at their fair value of $53.9 million as a result of partial charge-offs of $91.6 million and a specific valuation allowance for those loans carried at fair value of $5.1 million. An additional specific valuation allowance of $3.2 million at December 31, 2012 related to loans which are not collateral dependent. The remaining $78.2 million of impaired loans at December 31, 2012 were carried at cost. The financial impact of credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2013 and 2012 was $2.3 million and $4.4 million, respectively.

MSRs, which are carried at the lower of cost or fair value, were recorded at $8.1 million at March 31, 2013. Of the $8.1 million MSR carrying balance at March 31, 2013, $5.9 million was recorded at fair value and included a valuation allowance of $2.3 million. The remaining $2.2 million was recorded at cost, as the fair value exceeded cost at March 31, 2013. At December 31, 2012, MSRs were recorded at $7.8 million, including a valuation allowance of $2.3 million. Expense related to MSRs carried at fair value during the three-month periods ended March 31, 2013 and 2012 was $(62,000) and $0, respectively.

At March 31, 2013 and December 31, 2012, the estimated fair value of OREO, less estimated selling costs, amounted to $18.3 million and $19.9 million, respectively. The financial impact of OREO fair value adjustments for the three month periods ended March 31, 2013 and 2012 was $(0.4) million and $1.4 million, respectively.

The following tables present qualitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013 and December 31, 2012:

March 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$25,093	Sales comparison approach	Adj to comparables	0.0% - 111.0% (21.7%)
		Income approach	Capitalization rate	7.5% - 20.9% (9.7%)
		Cost approach	Accumulated depreciation	38.0% - 65.0% (53.1%)

Construction real estate:
SEPH commercial land and development	$10,482	Sales comparison approach	Adj to comparables	0.0% - 218.0% (23.3%)
		Bulk sale approach	Discount rate	11.0% - 55.0% (25.4%)

Remaining commercial	$8,657	Sales comparison approach	Adj to comparables	0.0% - 75.0% (27.7%)
		Bulk sale approach	Discount rate	11.0% - 55.0% (17.9%)

Residential real estate	$7,039	Sales comparison approach	Adj to comparables	0.0% - 178.0% (17.5%)
		Income approach	Capitalization rate	7.8% - 10.5% (8.2%)

Other real estate owned:
Commercial real estate	$4,838	Sales comparison approach	Adj to comparables	0.0% - 85.0% (35.8%)
		Income approach	Capitalization rate	8.5% - 11.5% (9.9%)
		Bulk sale approach	Discount rate	10.0% - 13.0% (2.1%)
		Cost approach	Accumulated depreciation	40.0% - 90.0% (65.0%)

Construction real estate	$10,345	Sales comparison approach	Adj to comparables	0.0% - 312.0% (30.4%)
		Bulk sale approach	Discount rate	13.0% (13.0%)

Residential real estate	$3,166	Sales comparison approach	Adj to comparables	0.0% - 173.7% (19.0%)
		Income approach	Capitalization rate	7.9% - 9.3% (8.5%)
		Cost approach	Accumulated depreciation	6.0% (6.0%)

December 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$25,997	Sales comparison approach	Adj to comparables	0.0% - 116.0% (22.3%)
		Income approach	Capitalization rate	7.5% - 20.9% (10.1%)
		Cost approach	Accumulated depreciation	23.0% - 63.0% (50.4%)

Construction real estate:
SEPH commercial land and development	$12,832	Sales comparison approach	Adj to comparables	0.0% - 218.0% (31.9%)
		Bulk sale approach	Discount rate	11.0% - 55.0% (23.4%)

Remaining commercial	$8,113	Sales comparison approach	Adj to comparables	0.0% - 75.0% (26.2%)
		Bulk sale approach	Discount rate	10.0% - 55.0% (18.3%)

Residential real estate	$6,990	Sales comparison approach	Adj to comparables	0.0% - 178.0% (17.9%)

Other real estate owned:
Commercial real estate	$3,485	Sales comparison approach	Adj to comparables	0.0% - 67.0% (25.8%)
		Income approach	Capitalization rate	11.0% (11.0%)
		Bulk sale approach	Discount rate	13.0% (13.0%)
		Cost approach	Accumulated depreciation	40.9% - 90.0% (65.0%)

Construction real estate	$12,134	Sales comparison approach	Adj to comparables	0.0% - 273.0% (34.0%)
		Income approach	Capitalization rate	8.5% (8.5%)
		Bulk sale approach	Discount rate	10.0% - 12.0% (10.8%)

Residential real estate	$4,307	Sales comparison approach	Adj to comparables	1.0% - 61.0% (18.0%)
		Income approach	Capitalization rate	7.9% - 9.3% (8.7%)
		Cost approach	Accumulated depreciation	6.0% (6.0%)

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

The fair value of financial instruments at March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$520,512	$520,512	$—	$—	$520,512
Investment securities	1,286,501	1,593	1,293,196	776	1,295,565
Accrued interest receivable - securities	4,030	—	4,030	—	4,030
Accrued interest receivable - loans	14,541	—	—	14,541	14,541
Mortgage loans held for sale	10,235	—	10,235	—	10,235
Mortgage IRLCs	251	—	251	—	251
Impaired loans carried at fair value	51,271	—	—	51,271	51,271
Other loans	4,326,451	—	—	4,344,928	4,344,928
Loans receivable, net	$4,388,208	$—	$10,486	$4,396,199	$4,406,685

Financial liabilities:
Noninterest bearing checking accounts	$1,119,902	$1,119,902	$—	$—	$1,119,902
Interest bearing transactions accounts	1,290,108	1,290,108	—	—	1,290,108
Savings accounts	1,091,381	1,091,381	—	—	1,091,381
Time deposits	1,412,354	—	1,418,673	—	1,418,673
Other	2,796	2,796	—	—	2,796
Total deposits	$4,916,541	$3,504,187	$1,418,673	$—	$4,922,860

Short-term borrowings	$244,002	$—	$244,002	$—	$244,002
Long-term debt	782,845	—	859,396	—	859,396
Subordinated debentures/notes	80,250	—	79,380	—	79,380
Accrued interest payable – deposits	1,895	32	1,863	—	1,895
Accrued interest payable – debt/borrowings	1,508	15	1,493	—	1,508

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

	December 31, 2012
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$201,305	$201,305	$—	$—	$201,305
Investment securities	1,515,844	1,442	1,522,937	780	1,525,159
Accrued interest receivable - securities	6,122	—	6,122	—	6,122
Accrued interest receivable - loans	13,588	—	2	13,586	13,588
Mortgage loans held for sale	25,743	—	25,743	—	25,743
Mortgage IRLCs	372	—	372	—	372
Impaired loans carried at fair value	53,932	—	—	53,932	53,932
Other loans	4,314,738	—	—	4,348,705	4,348,705
Loans receivable, net	$4,394,785	$—	$26,115	$4,402,637	$4,428,752

Financial liabilities:
Noninterest bearing checking accounts	$1,137,290	$1,137,290	$—	—	$1,137,290
Interest bearing transactions accounts	1,088,617	1,088,617	—	—	1,088,617
Savings accounts	1,038,356	1,038,356	—	—	1,038,356
Time deposits	1,450,424	—	1,458,793	—	1,458,793
Other	1,345	1,345	—	—	1,345
Total deposits	$4,716,032	$3,265,608	$1,458,793	$—	$4,724,401

Short-term borrowings	$344,168	$—	$344,168	$—	$344,168
Long-term debt	781,658	—	861,466	—	861,466
Subordinated debentures/notes	80,250	—	79,503	—	79,503
Accrued interest payable – deposits	1,960	21	1,939	—	1,960
Accrued interest payable – debt/borrowings	1,499	8	1,491	—	1,499

Derivative financial instruments:
Fair value swap	135	—	—	135	135

Note 16 – Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of Fixed-Rate Cumulative Perpetual Preferred Shares, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), associated with Park's participation in the CPP.

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

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month periods ended March 31, 2013 and 2012:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at December 31, 2012	$(27,134)	$9,616	$—	$(17,518)
Other comprehensive loss before reclassifications	—	(2,379)	—	(2,379)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive loss	—	(2,379)	—	(2,379)
Ending balance at March 31, 2013	$(27,134)	$7,237	$—	$(19,897)

Beginning balance at December 31, 2011	$(20,954)	$12,673	$(550)	$(8,831)
Net current period other comprehensive income (loss)	412	(2,202)	113	(1,677)
Ending balance at March 31, 2012	$(20,542)	$10,471	$(437)	$(10,508)

During the three-month period ended March 31, 2013, there were no reclassifications out of accumulated other comprehensive income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. We have tried, whenever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” and similar expressions in connection with any discussion of future operating or financial performance. The forward-looking statements are based on management’s current expectations and are subject to a number of risks and uncertainties. Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements. Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and weakening in the economy, specifically the real estate market and the credit market, either nationally or in the states in which Park and its subsidiaries do business, may be worse than expected which could decrease the demand for loan, deposit and other financial services and increase loan delinquencies and defaults; deterioration in the asset value of Park's loan portfolio may be worse than expected due to a number of factors, such as adverse changes in economic conditions that impair the ability of borrowers to repay their loans, the underlying value of the collateral could prove less valuable than assumed and cash flows may be worse than expected; Park's ability to sell OREO properties at prices as favorable as anticipated; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial service organizations increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act’s provisions, the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the costs and effects of regulatory and legal developments, including the outcome of potential regulatory or other governmental inquiries and legal proceedings and results of regulatory examinations; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park’s reports filed with the Securities and Exchange Commission (“SEC”) including those described in “Item 1A. Risk Factors” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Undue reliance should not be placed on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement is made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report to Shareholders (“the 2012 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. (Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section within this MD&A for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. At March 31, 2013, OREO totaled $36.3 million, representing a 1.7% increase, compared to $35.7 million at December 31, 2012.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consist of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Please see Note 15- Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2013 and 2012

Summary Discussion of Results

Net income for the three months ended March 31, 2013 was $20.7 million, compared to $31.5 million for the first quarter of 2012. Net income available to common shareholders was $20.7 million for the first quarter of 2013 compared to $30.0 million (which is net of preferred stock dividends and accretion) for the three months ended March 31, 2012. Preferred stock dividends and the related accretion of the discount on the preferred stock, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, was $1.48 million for the first quarter in 2012. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program.

Net income and net income available to common shareholders for the three months ended March 31, 2012 included a gain of $22.2 million ($14.4 million after-tax) from the sale of substantially all of the performing loans, operating assets and the liabilities of Vision Bank ("Vision"). Excluding the gain on sale of the Vision business, net income and net income available to common shareholders was $17.1 million and $15.6 million, respectively, for the period ended March 31, 2012.

Diluted earnings per common share were $1.34 for the first quarter of 2013 compared to $1.95 for the first quarter of 2012. Excluding the gain on sale of the Vision business in the first quarter of 2012, diluted earnings per common share were $1.01. Weighted average diluted common shares outstanding were 15,411,990 for the three months ended March 31, 2013, compared to 15,417,745 diluted common shares for the first quarter of 2012.

Projection of Fiscal 2013 Results - By Operating Segment

The information below begins with Park's projected consolidated pre-tax, pre-provision income and incorporates a projected range for provision for loan losses, income before income tax, income taxes and net income for Park on a consolidated basis in 2013.

Projected Net Income
(In thousands)	Original projection for 2013		25% of midpoint	Q1 2013	Current projection for 2013
Pre-tax, pre-provision income	$113,000	$131,000	$30,500	$28,160	$106,000	$118,000
Provision for loan losses	20,000	15,000	4,375	329	14,000	10,000
Income before income tax	$93,000	$116,000	$26,125	$27,831	$92,000	$108,000
Federal income taxes	23,250	30,160	6,676	7,121	22,000	27,600
Net income	$69,750	$85,840	$19,449	$20,710	$70,000	$80,400

The decline in the current projections of pre-tax, pre-provision income (from management's original projection) results from the continued low interest rate environment, resulting in lower than previously projected net interest income. Conversely, management currently projects that the provision for loan losses will be lower than originally projected as a result of positive credit experience at both PNB and SEPH through the first quarter of 2013. See detailed segment information below.

First Quarter Financial Results - By Operating Segment

The table below reflects the net income (loss) by segment for the first quarter of 2013, for the first quarter of 2012 and for each of the fiscal years ended December 31, 2012 and 2011. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), Southeast Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

(In thousands)	Q1 2013	Q1 2012	2012	2011
PNB	$19,940	$21,561	$87,106	$106,851
GFSC	740	806	3,550	2,721
Park Parent Company	132	49	195	(1,595)
Ongoing operations	$20,812	$22,416	$90,851	$107,977
Vision Bank	—	—	—	(22,526)
SEPH	(102)	9,059	(12,221)	(3,311)
Total Park	$20,710	$31,475	$78,630	$82,140

The “Park Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results to be reflective of the business of Park and its subsidiaries on a going forward basis. The discussion below provides additional information regarding the segments that make up the “Ongoing operations”, followed by additional information on SEPH.

Vision merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business to Centennial Bank (“Centennial”) on February 16, 2012. As previously discussed, the sale of the Vision business in the first quarter of 2012 resulted in a pre-tax gain of $22.2 million ($14.4 million after-tax), which is included in the SEPH Q1 2012 and the 2012 fiscal year results presented in the table above. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH assets consist primarily of performing and nonperforming loans and OREO. This segment represents a run-off portfolio of the legacy Vision assets.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first quarter of 2013, the first quarter of 2012 and for the prior two fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q1 2013	Q1 2012	2012	2011
Net interest income	$52,735	$55,846	$221,758	$236,282
Provision for loan losses	3,130	4,672	16,678	30,220
Fee income	17,872	16,661	70,739	67,348
Security gains	—	—	—	23,634
Total other expense	40,324	38,056	156,516	146,235
Income before income taxes	$27,153	$29,779	$119,303	$150,809
Federal income taxes	7,213	8,218	32,197	43,958
Net income	$19,940	$21,561	$87,106	$106,851
Net income excluding security gains	$19,940	$21,561	$87,106	$91,489

The table below provides certain balance sheet information and financial ratios for PNB as of March 31, 2013, December 31, 2012 and March 31, 2012.

(In thousands)	March 31, 2013	Dec. 31, 2012	March 31, 2012	% change from 12/31/12	% change from 3/31/12
Loans	$4,368,446	$4,369,173	$4,203,435	(0.02)%	3.93%
Allowance for loan losses	52,901	53,131	57,408	(0.43)%	(7.85)%
Net loans	4,315,545	4,316,042	4,146,027	(0.01)%	4.09%
Total assets	6,611,802	6,502,579	6,587,773	1.68%	0.36%
Average assets (YTD)	6,555,952	6,532,683	6,451,704	0.36%	1.62%
Deposits	5,005,238	4,814,107	4,961,121	3.97%	0.89%
Return on average assets *	1.23%	1.33%	1.34%	(7.52)%	(8.21)%
* Annualized for the three months ended March 31, 2013 and 2012.

Loan balances were largely stable in the first quarter of 2013, declining $727,000, or 0.02%. Loans outstanding at March 31, 2013 of $4.37 billion represented an increase of $165 million, or 3.93%, compared to the loans outstanding of $4.20 billion at March 31, 2012. The $165 million increase in loans experienced at PNB over the last twelve months is primarily related to continued growth in the 15-year, fixed-rate mortgage loan portfolio of approximately $52 million, growth in the consumer loan portfolio of approximately $45 million and increases in the commercial loan portfolio of approximately $70 million. As noted above, PNB's allowance for loan losses has declined by $4.5 million, or 7.85%, to $52.9 million at March 31, 2013, compared to $57.4 million at March 31, 2012. The decline in PNB's allowance for loan losses is due to continued improvement in the credit metrics across the PNB loan portfolio. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section below for additional information regarding the improvement in the credit metrics of PNB's loan portfolio.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first quarter of 2013, the first quarter of 2012 and for the prior two fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q1 2013	Q1 2012	2012	2011
Net interest income	$2,133	$2,211	$9,156	$8,693
Provision for loan losses	210	250	859	2,000
Fee income	2	—	—	—
Total other expense	786	721	2,835	2,506
Income before income taxes	$1,139	$1,240	$5,462	$4,187
Federal income taxes	399	434	1,912	1,466
Net income	$740	$806	$3,550	$2,721

The table below provides certain balance sheet information and financial ratios for GFSC as of March 31, 2013, for the year ended December 31, 2012 and as of March 31, 2012.

(In thousands)	March 31, 2013	Dec. 31, 2012	March 31, 2012	% change from 12/31/12	% change from 3/31/12
Loans	$49,961	$50,082	$48,044	(0.24)%	3.99%
Allowance for loan losses	2,414	2,406	2,350	0.33%	2.72%
Net loans	47,547	47,676	45,694	(0.27)%	4.06%
Total assets	49,555	49,926	47,380	(0.74)%	4.59%
Average assets (YTD)	49,172	48,381	46,362	1.63%	6.06%
Return on average assets *	6.10%	7.34%	6.99%	(16.89)%	(12.73)%
* Annualized for the three months ended March 31, 2013 and 2012.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first quarter of 2013, the first quarter of 2012 and for the prior two fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q1 2013	Q1 2012	2012	2011
Net interest income	$1,240	$1,061	$4,742	$2,155
Provision for loan losses	—	—	—	—
Fee income	100	68	233	350
Total other expense	1,644	1,528	6,585	7,115
Loss before income taxes	$(304)	$(399)	$(1,610)	$(4,610)
Federal income tax benefit	(436)	(448)	(1,805)	(3,015)
Net income (loss)	$132	$49	$195	$(1,595)

The net interest income for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments with PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income includes interest expense related to the $35.25 million and $30 million of subordinated notes issued by Park in December 2009 and April 2012, respectively.

SEPH / Vision

Vision merged with and into SEPH following the sale of the Vision business to Centennial on February 16, 2012. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH's assets consist primarily of performing and nonperforming loans and OREO. This segment represents a run off portfolio of the legacy Vision assets.

The table below reflects the results for SEPH for the first quarter of 2013 and the first quarter of 2012. Also included below are the results for SEPH for the fiscal years ended December 31, 2012 and 2011. SEPH was formed in March 2011. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. Also included below are the results for Vision for the fiscal year ended December 31, 2011.

(In thousands)	Q1 2013	Q1 2012	2012	SEPH 2011	Vision 2011
Net interest income (expense)	$(655)	$2,610	$(341)	$(974)	$27,078
Provision for (recovery of) loan losses	(3,011)	3,416	17,882	—	31,052
Fee income	831	724	(736)	(3,039)	1,422
Security gains	—	—	—	—	5,195
Gain on sale of Vision business	—	22,167	22,167	—	—
Total other expense	3,344	8,165	22,032	1,082	31,379
Income (loss) before income taxes	$(157)	$13,920	$(18,824)	$(5,095)	$(28,736)
Federal income taxes (benefit)	(55)	4,861	(6,603)	(1,784)	(6,210)
Net income (loss)	$(102)	$9,059	$(12,221)	$(3,311)	$(22,526)
Net income (loss) excluding security gains	$(102)	$9,059	$(12,221)	$(3,311)	$(25,903)

SEPH financial results for the first quarter of 2013 included net recoveries of $3.0 million, resulting in a recovery of loan losses for the quarter. The net recoveries during the first quarter consisted of recoveries of $4.4 million offset by charge-offs of $1.4 million. Fee income at SEPH of $831,000 was primarily related to gains on the sale of OREO in the first quarter.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of March 31, 2013.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$116,605	$68,312	$48,293	58.58%
Performing loans - retained by SEPH	3,470	209	3,261	6.02%
Total SEPH loan exposure	$120,075	$68,521	$51,554	57.07%

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of March 31, 2013 and December 31, 2012, showing the decline in legacy Vision assets at SEPH over the past quarter.

(In thousands)	SEPH 03/31/13	SEPH 12/31/2012	Change from last quarter
Nonperforming loans - retained by SEPH	$48,293	$55,292	$(6,999)
OREO - retained by SEPH	21,705	21,003	702
Total nonperforming assets	$69,998	$76,295	$(6,297)
Performing loans - retained by SEPH	3,261	3,886	(625)
Total Legacy Vision assets - retained by SEPH	$73,259	$80,181	$(6,922)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first quarter of 2013, the first quarter of 2012 and for the prior two fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q1 2013	Q1 2012	2012	2011
Net interest income	$55,453	$61,728	$235,315	$273,234
Provision for loan losses	329	8,338	35,419	63,272
Fee income	18,805	17,453	70,236	66,081
Security gains	—	—	—	28,829
Gain on sale of Vision business	—	22,167	22,167	—
Total other expense	46,098	48,470	187,968	188,317
Income before income taxes	$27,831	$44,540	$104,331	$116,555
Federal income taxes	7,121	13,065	25,701	34,415
Net income	$20,710	$31,475	$78,630	$82,140
Net income excluding gains (1)	$20,710	$17,066	$64,221	$63,401
(1) Excludes the gain on sale of the Vision business for the first quarter of 2012 and for the year ended December 31, 2012 and the security gains for the year ended December 31, 2011.

Net Interest Income Comparison for the First Quarter of 2013 and 2012

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $6.2 million, or 10.0%, to $55.5 million for the first quarter of 2013, compared to $61.7 million for the first quarter of 2012. The $6.2 million decrease was primarily due to the sale of the Vision business during the first quarter of 2012, as well as the continued low interest rate environment. Net interest income (expense) for SEPH/Vision for the three months ended March 31, 2013 and 2012 was $(655,000) and $2.6 million, respectively.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first quarter of 2013 with the same quarter in 2012.

	Three months ended March 31, 2013		Three months ended March 31, 2012
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,438,308	5.13%	$4,485,074	5.52%
Taxable investments	1,425,903	2.91%	1,639,775	3.33%
Tax exempt investments	1,469	7.15%	4,043	7.05%
Money market instruments	259,723	0.25%	168,880	0.25%
Interest earning assets	$6,125,403	4.41%	$6,297,772	4.81%

Interest bearing deposits (2)	$3,747,633	0.39%	$3,891,482	0.56%
Short-term borrowings	245,695	0.24%	241,329	0.29%
Long-term debt	862,610	3.29%	897,699	3.38%
Interest bearing liabilities	$4,855,938	0.90%	$5,030,510	1.05%
Excess interest earning assets	$1,269,465		$1,267,262
Net interest spread		3.51%		3.76%
Net interest margin		3.70%		3.97%
(1) For purposes of the computation, nonaccrual loans and Vision loans held for sale through February 16, 2012 are included in the average balance. Vision loans sold to Centennial on February 16, 2012 totaled approximately $356 million.
(2) For purposes of the computation, interest bearing deposits held by Vision through February 16, 2012 are included in the average balance. Vision deposits assumed by Centennial on February 16, 2012 totaled approximately $523 million.

Average interest earning assets for the first quarter of 2013 decreased by $173 million or 2.7% to $6,125 million, compared to $6,298 million for the first quarter of 2012. The average yield on interest earning assets decreased by 40 basis points to 4.41% for the first quarter of 2013, compared to 4.81% for the first quarter of 2012.

Average interest bearing liabilities for the first quarter of 2013 decreased by $175 million or 3.5% to $4,856 million, compared to $5,031 million for the first quarter of 2012. The average cost of interest bearing liabilities decreased by 15 basis points to 0.90% for the first quarter of 2013, compared to 1.05% for the first quarter of 2012.

Interest Rates

Short-term interest rates continue to be extremely low. The average federal funds rate was 0.14% for the first quarter of 2013, after being 0.11% for the first quarter of 2012. Additionally, the ten-year treasury rate averaged 1.95% for the first quarter of 2013, and 2.02% for the first quarter of 2012.

In December 2008, the Federal Open Market Committee (“FOMC”) of the Federal Reserve lowered the targeted federal funds rate to a range of 0% to 0.25% in response to a severe recession in the U.S. economy. Economic conditions began to improve in the second half of 2009 and continued to improve modestly throughout 2010 and 2011. The modest economic recovery had continued during 2012, but uncertainty regarding the U.S. "fiscal cliff", overseas sovereign debt crisis and financial industry regulations continue to hold back any kind of meaningful recovery. The Federal Reserve implemented a third round of quantitative easing during the third quarter of 2012 to further reduce long term interest rates and help support a still significantly distressed U.S. housing market. The annual average federal funds rate was 0.16% for 2009, 0.18% for 2010, 0.10% for 2011, and 0.15% for 2012.

Loans, Investments, Deposits and Borrowings

Average loan balances decreased by $47 million or 1.0% to $4,438 million for the three months ended March 31, 2013, compared to $4,485 million for the first quarter of 2012. The decline in average loan balances is due to the inclusion, in the first quarter of 2012, of the Vision loans sold to Centennial on February 16, 2012. Period end loan balances as of March 31, 2013 and 2012 were $4,444 million and $4,324 million, respectively. The average yield on the loan portfolio decreased by 39 basis points to 5.13% for the first quarter of 2013 compared to 5.52% for the first quarter of 2012. The decrease in the average yield on the loan portfolio was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

Park's total loans outstanding at March 31, 2013 were $4,444 million compared to $4,450 million at December 31, 2012, a decrease of $6 million, or an annualized 0.6%. Loan balances at Park's Ohio-based subsidiary, PNB, have remained relatively stable, decreasing by $1 million to $4,368 million at March 31, 2013 from $4,369 million at December 31, 2012.

The average balance of taxable investment securities decreased by $214 million, or 13.0%, to $1,426 million for the first quarter of 2013, compared to $1,640 million for the first quarter of 2012. The average yield on taxable investment securities declined by 42 basis points to 2.91% for the first quarter of 2013, compared to 3.33% for the first quarter of 2012.

The average balance of tax exempt investment securities decreased by $2.5 million, or 62.5%, to $1.5 million for the first quarter of 2013, compared to $4.0 million for the first quarter of 2012. The tax equivalent yield on tax exempt investment securities was 7.15% for the first quarter of 2013 and 7.05% for the first quarter of 2012. Park has not purchased any tax exempt investment securities for the past several quarters.

The average balance of money market instruments increased by $90.8 million to $259.7 million for the first quarter of 2013 compared to $168.9 million for the first quarter of 2012. The average yield on money market instruments was 0.25% for both periods.

The amortized cost of total investment securities was $1,341 million at March 31, 2013, compared to $1,567 million at December 31, 2012. At March 31, 2013, the tax equivalent yield on Park’s investment portfolio was 2.62% and the remaining average life was estimated to be 3.8 years.

Average interest bearing deposit accounts decreased by $143 million or 3.7% to $3,748 million for the first quarter of 2013, compared to $3,891 million for the first quarter of 2012. The decline in deposit balances compared to prior year was due to the assumption of Vision deposits by Centennial on February 16, 2012 of approximately $523 million. The average interest rate paid on interest bearing deposits decreased by 17 basis points to 0.39% for the first quarter of 2013, compared to 0.56% for the first quarter last year.

Average total borrowings were $1,108 million for the three months ended March 31, 2013, compared to $1,139 million for the first quarter of 2012, a decrease of $31 million or 2.7%. The average interest rate paid on total borrowings was 2.62% for the first quarter of 2013, compared to 2.73% for the first quarter of 2012.

Net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 25 basis points to 3.51% for the first quarter of 2013, compared to 3.76% for the first quarter last year. Net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) declined by 27 basis points to 3.70% for the first quarter of 2013, compared to 3.97% for the first quarter of 2012.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(In thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
March 2012	$6,297,772	$61,728	3.97%
June 2012	$6,134,797	$58,680	3.87%
September 2012	$6,200,288	$58,016	3.75%
December 2012	$6,128,159	$56,891	3.72%
March 2013	$6,125,403	$55,453	3.70%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the three months ended March 31, 2013 and for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage of total earning assets	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - first quarter	$4,438,308	$1,427,372	$259,723	$6,125,403
Percentage of total earning assets	72.46%	23.30%	4.24%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first three months of 2013 was $4,438 million, compared to $4,411 million for all of 2012.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the three months ended March 31, 2013 and for the years ended December 31, 2012, 2011 and 2010.

	Loans	Investments	Money Market Instruments	Total
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - first quarter	5.13%	2.92%	0.25%	4.41%

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

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for loan losses for Park was $329,000 for the three months ended March 31, 2013, compared to $8.3 million for the same period in 2012. Net loan charge-offs for Park were $551,000 for the first quarter of 2013, compared to $17.0 million for the first quarter of 2012. Net loan charge-offs for the first quarter of 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision portfolio to fair value prior to the merger of Vision with and into SEPH on February 16, 2012. Park's annualized ratio of net loan charge-offs to average loans was 0.05% for the three months ended March 31, 2013, compared to 1.53% for the same period in 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was $3.3 million for the three months ended March 31, 2013, compared to $4.9 million for the same period in 2012. Net loan charge-offs for PNB and Guardian were $3.6 million for the first three months of 2013, compared to $2.9 million for the same period in 2012. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.33% for the three months ended March 31, 2013, compared to 0.28% for the same period in 2012.

The recovery of loan losses for SEPH was $3.0 million for the three months ended March 31, 2013, compared to the provision of $3.4 million for the same period in 2012. Net loan recoveries for SEPH for the three months ended March 31, 2013 were $3.0 million. Net loan charge-offs for SEPH during the period February 16, 2012 through March 31, 2012, were $2.1 million.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss is carried at SEPH. As a result, the loans included in both the performing and nonperforming portfolios were charged down to their fair value. The table below provides additional information regarding cumulative charge-offs as a percentage of unpaid principal balance, as of March 31, 2013.

SEPH - Retained Vision Loan Portfolio
Charge-offs as a percentage of unpaid principal balance
(In thousands)	Unpaid Principal Balance	Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$116,605	$68,312	$48,293	58.58%
Performing loans - retained by SEPH	3,470	209	3,261	6.02%
Total SEPH loan exposure	$120,075	$68,521	$51,554	57.07%

Park management obtains updated appraisal information for all nonperforming loans at least annually. As new appraisal information is received, management performs an evaluation of the appraisal and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at March 31, 2013, December 31, 2012 and March 31, 2012.

Park National Corporation - Allowance for Loan & Lease Losses
(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Total ALLL	$55,315	$55,537	59,758
Specific reserves	8,260	8,276	9,505
General reserves	$47,055	$47,261	50,253

Total loans	$4,443,523	$4,450,322	4,324,383
Impaired commercial loans	130,270	137,238	179,293
Non-impaired loans	$4,313,253	$4,313,084	4,145,090

Total ALLL to total loan ratio	1.24%	1.25%	1.38%
General reserves as a % of non-impaired loans	1.09%	1.10%	1.21%

The decline in general reserves as a percentage of non-impaired loans from 1.21% at March 31, 2012 to 1.09% at March 31, 2013 is primarily due to improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). The following table shows the trends in Park's Ohio - based operations commercial loan “Watch List”.

Commercial loans * (In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Pass rated	$2,232,747	$2,225,702	$2,132,391
Special Mention	47,298	49,275	57,823
Substandard	14,127	16,843	17,376
Impaired	86,411	89,365	104,181
Total	$2,380,583	$2,381,185	$2,311,771
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loan table above demonstrates the improvement experienced over the last 12 months in Park's Ohio - based operations commercial portfolio. Pass rated commercial loans have grown $100.4 million, or 4.71% since March 31, 2012. Over this period, special mention loans have declined by $10.5 million, or 18.2%, and substandard loans have declined by $3.2 million, or 18.7%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these credit metrics have improved over the past 12 months, general reserves have declined.

Delinquent and accruing loan trends (includes all outstanding loans, consumer and commercial) for Park's Ohio-based operations have remained at low levels. Delinquent and accruing loans were $28.9 million or 0.66% of total loans at March 31, 2013, compared to $39.6 million (0.90%) at December 31, 2012 and $28.2 million (0.67%) at March 31, 2012.

Impaired commercial loans for Park's Ohio-based operations were $86.4 million as of March 31, 2013, a decline from the balance of impaired loans of $89.4 million and $104.2 million at December 31, 2012 and March 31, 2012, respectively. The $86.4 million of impaired commercial loans at March 31, 2013 included $9.6 million of loans modified in a troubled debt restructuring ("TDR") which are currently on accrual status and performing in accordance with the restructured terms. Impaired commercial loans are individually evaluated for impairment and specific reserves are established to cover incurred losses.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue.  Prior to Park’s adoption of ASU 2011-02, Park classified all TDRs as nonaccrual loans. With the adoption of ASU 2011-02, management determined it was appropriate to return certain TDRs to accrual status. Specifically, if the restructured note has been current for a period of at least six months, and management expects the borrower will remain current throughout the renegotiated contract, the loan may be returned to accrual status. OREO results from taking possession of property used as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at March 31, 2013, December 31, 2012 and March 31, 2012.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$151,539	$155,536	$183,227
Accruing TDRs	24,274	29,800	34,436
Loans past due 90 days or more	1,350	2,970	2,281
Total nonperforming loans	$177,163	$188,306	$219,944

OREO – PNB	14,587	14,715	13,387
OREO – SEPH	21,705	21,003	28,578
Total nonperforming assets	$213,455	$224,024	$261,909

Percentage of nonaccrual loans to total loans	3.41%	3.49%	4.24%
Percentage of nonperforming loans to total loans	3.99%	4.23%	5.09%
Percentage of nonperforming assets to total loans	4.80%	5.03%	6.06%
Percentage of nonperforming assets to total assets	3.16%	3.37%	3.86%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At March 31, 2013, management deemed it appropriate to have $24.3 million of TDRs on accrual status, while the remaining $84.3 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Nonperforming assets for PNB and GFSC and for SEPH/Vision as of March 31, 2013, December 31, 2012 and March 31, 2012 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$103,246	$100,244	$102,886
Accruing TDRs	24,274	29,800	32,451
Loans past due 90 days or more	1,350	2,970	2,281
Total nonperforming loans	$128,870	$133,014	$137,618

OREO – PNB	14,587	14,715	13,387
Total nonperforming assets	$143,457	$147,729	$151,005

Percentage of nonaccrual loans to total loans	2.35%	2.28%	2.43%
Percentage of nonperforming loans to total loans	2.93%	3.03%	3.26%
Percentage of nonperforming assets to total loans	3.27%	3.36%	3.57%
Percentage of nonperforming assets to total assets	2.17%	2.27%	2.29%

SEPH/Vision - Nonperforming Assets

(In thousands)	March 31, 2013	December 31, 2012	March 31, 2012
Nonaccrual loans	$48,293	$55,292	$80,341
Accruing TDRs	—	—	1,985
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$48,293	$55,292	$82,326

OREO – SEPH	21,705	21,003	28,578
Total nonperforming assets	$69,998	$76,295	$110,904

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

As of March 31, 2013, Park had taken partial charge-offs of approximately $102.9 million related to the $130.3 million of commercial loans considered to be impaired, compared to charge-offs of approximately $105.1 million related to the $137.2 million of impaired commercial loans at December 31, 2012. The table below provides additional information related to the Park impaired commercial loans at March 31, 2013, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at March 31, 2013

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$124,359	$37,948	$86,411	$8,260	$78,151	62.84%
SEPH - CL&D loans	53,287	42,805	10,482	—	10,482	19.67%
SEPH - Other loans	55,498	22,121	33,377	—	33,377	60.14%
PRK totals	$233,144	$102,874	$130,270	$8,260	$122,010	52.33%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 48-month loss experience for the period ended December 31, 2012, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.66% of the principal balance of these loans. This annualized 48-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $31.6 million or 1.38% of the outstanding principal balance of other accruing commercial loans at March 31, 2013.

The overall reserve of 1.38% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.25%; special mention commercial loans are reserved at 4.62%; and substandard commercial loans are reserved at 11.21%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 48-month loss experience of 0.66% are due to the following factors which management reviews on a quarterly or annual basis:

•
Loss Emergence Period Factor: Annually during the fourth quarter, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes a credit to move from pass-rated to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the past three - year period, considering how each individual credit was rated at the beginning of the three - year period.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and adjustments to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlates to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 48 months. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At March 31, 2013, the coverage period within the consumer portfolio was approximately 1.58 years.

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

Total Other Income

Total other income decreased by $20.8 million to $18.8 million for the quarter ended March 31, 2013, compared to $39.6 million for the first quarter of 2012. Excluding the gain on sale of the Vision business in 2012, total other income increased $1.4 million to $18.8 million for the three months ended March 31, 2013.

The following table is a summary of the changes in the components of total other income.

	Three months ended March 31,
(In thousands)	2013	2012	Change
Income from fiduciary activities	$4,076	$3,828	$248
Service charges on deposits	3,822	4,071	(249)
Other service income	3,985	2,734	1,251
Checkcard fee income	2,983	3,172	(189)
Bank owned life insurance income	1,202	1,202	—
ATM fees	627	608	19
OREO valuation adjustments	401	(1,359)	1,760
Gain on sale of OREO, net	224	1,045	(821)
Gain on sale of the Vision business	—	22,167	(22,167)
Other	1,485	2,152	(667)
Total other income	$18,805	$39,620	$(20,815)

The following table breaks out the change in total other income for the three months ended March 31, 2013 compared to March 31, 2012 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Change from 2012 to 2013
(In thousands)	Ohio based operations	SEPH/VB	Total
Income from fiduciary activities	$251	$(3)	$248
Service charges on deposits	(95)	(154)	(249)
Other service income	1,359	(108)	1,251
Checkcard fee income	(71)	(118)	(189)
Bank owned life insurance income	18	(18)	—
ATM fees	28	(9)	19
OREO valuation adjustments	71	1,689	1,760
Gain on sale of OREO, net	(823)	2	(821)
Gain on sale of the Vision business	—	(22,167)	(22,167)
Other	507	(1,174)	(667)
Total other income	$1,245	$(22,060)	$(20,815)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $248,000, or 6.5%, to $4.1 million for the three months ended March 31, 2013, compared to $3.8 million for the same period in 2012. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2013 was $3,675 million, an increase of approximately 4.3% compared to the average for the three months ended March 31, 2012 of $3,522 million.

Service charges on deposits decreased by $249,000, or 7.3%, to $3.8 million for the three months ended March 31, 2013, compared to $4.1 million for the same period in 2012. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) charges during the first three months of 2013 compared to the same period in 2012.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $1.3 million, or 48.1%, to $4.0 million for the three months ended March 31, 2013, compared to $2.7 million for the same period in 2012. This increase was primarily due to an increase in originations of mortgage loans for sale into the secondary market during the first three months of 2013 compared to the same period in 2012.

For the three months ended March 31, 2013, OREO valuation adjustments, included devaluations of $253,000, which were offset by the reversal of $654,000 of the OREO valuation allowance previously established at December 31, 2012. OREO devaluations, net, thus resulted in other income of $401,000 in the first quarter of 2013, compared to expense of $1.4 million in the first quarter of 2012.
For the three months ended March 31, 2013, gain on the sale of OREO, net, decreased by $821,000 to $224,000, compared to $1.0 million for the same period in 2012. The decrease through the first three months of 2013 was largely due to fewer gains on the sale of OREO at PNB.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended March 31,
(In thousands)	2013	2012	Change
Salaries and employee benefits	$24,633	$24,823	$(190)
Occupancy expense	2,597	2,670	(73)
Furniture and equipment expense	2,607	2,621	(14)
Data processing fees	1,019	1,200	(181)
Professional fees and services	5,864	5,581	283
Amortization of intangibles	112	1,754	(1,642)
Marketing	848	843	5
Insurance	1,302	1,490	(188)
Communication	1,580	1,537	43
State taxes	928	989	(61)
Loan put provision	—	662	(662)
OREO expense	512	723	(211)
Other	4,096	3,577	519
Total other expense	$46,098	$48,470	$(2,372)

The following table breaks out the change in total other expense for the three months ended March 31, 2013 compared to March 31, 2012 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended March 31,
(In thousands)	Ohio based operations	SEPH/Vision	Total
Salaries and employee benefits	$1,451	$(1,641)	$(190)
Occupancy expense	240	(313)	(73)
Furniture and equipment expense	56	(70)	(14)
Data processing fees	61	(242)	(181)
Professional fees and services	414	(131)	283
Amortization of intangibles	(27)	(1,615)	(1,642)
Marketing	27	(22)	5
Insurance	(51)	(137)	(188)
Communication	132	(89)	43
State taxes	(9)	(52)	(61)
Loan put provision	—	(662)	(662)
OREO expense	70	(281)	(211)
Other	85	434	519
Total other expense	$2,449	$(4,821)	$(2,372)

Salaries and employee benefits decreased by $190,000, or 0.8%, to $24.6 million for the three months ended March 31, 2013, compared to $24.8 million for the same period in 2012. Salaries and benefits for SEPH were $0.4 million for the first three months of 2013, compared to $2.0 million for the same period in 2012, which included Vision through February 16, 2012. Salaries and benefits for the Ohio-based operations were $24.3 million for the three months ended March 31, 2013, a 6.4% increase from the $22.8 million for the same period in 2012.

Professional fees and services increased by $283,000, or 5.4% to $5.9 million for the three months ended March 31, 2013, compared to $5.6 million for the first quarter of 2012. Professional fees and services increased by $414,000 for the Ohio-based operations and consisted of higher legal expenses and higher title appraisal expenses largely due to the increase in mortgage loan originations during the first three months of 2013. Offsetting this increase was a decline of $131,000 at SEPH, largely due to lower legal expenses.

Amortization of intangibles decreased by $1.6 million, or 88.9% to $112,000 for the first quarter of 2013, compared to $1.8 million for the same period in 2012. This decrease was a result of accelerated intangible amortization in the first quarter of 2012 due to the sale of the Vision business. Management expects amortization expense will be approximately $225,000 for the remainder of 2013.

The table below provides information related to other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2012 and 2013 to date.

Other Expense - Quarterly 2012 and 2013
(In thousands)	PNB	GFSC	All Other	Vision	SEPH	Total PRK
Q1 2012	$38,056	$721	$1,528	$—	$8,165	$48,470
Q2 2012	37,260	706	1,839	—	5,999	45,804
Q3 2012	39,609	693	1,373	—	4,008	45,683
Q4 2012	41,591	715	1,845	—	3,860	48,011
Total 2012	$156,516	$2,835	$6,585	$—	$22,032	$187,968

Q1 2013	$40,324	$786	$1,644	$—	$3,344	$46,098
YTD 2013	$40,324	$786	$1,644	$—	$3,344	$46,098

Income Tax

Federal income tax expense was $7.1 million for the first quarter of 2013, compared to $13.1 million for the first quarter of 2012. The effective federal income tax rate for the first quarter of 2013 was 25.6%, compared to 29.3% for the same period in 2012. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for 2013 will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2013 and December 31, 2012

Changes in Financial Condition and Liquidity

Total assets increased by $104 million, or 1.6%, to $6,747 million at March 31, 2013, compared to $6,643 million at December 31, 2012.

Total investment securities decreased by $230 million, or 14.5%, to $1,352 million at March 31, 2013, compared to $1,582 million at December 31, 2012. Money market instruments, included in cash and cash equivalents, increased by $383 million to $420 million at March 31, 2013, compared to $37 million at December 31, 2012. Loan balances decreased by $6 million to $4,444 million at March 31, 2013, compared to $4,450 million at December 31, 2012.

Total liabilities increased by $101 million, or 1.7%, during the first three months of 2013 to $6,093 million at March 31, 2013, from $5,992 million at December 31, 2012. The increase in liabilities was due to an increase in deposits of $201 million offset by a decrease in short - term borrowings of $100 million.

Total deposits increased by $201 million, or 4.3%, to $4,917 million at March 31, 2013, compared to $4,716 million at December 31, 2012. The increase in deposits in the first three months of 2013 was largely related to an increase in interest bearing transaction accounts and savings accounts.

Short-term borrowings decreased by $100 million, or 29.1%, to $244 million at March 31, 2013, from $344 million at December 31, 2012. Long-term borrowings, including subordinated debentures and notes, increased by $1 million or 0.1% to $863 million at March 31, 2013, compared to $862 million at December 31, 2012.

Total stockholders’ equity increased by $3.8 million, or 0.6%, to $654.2 million at March 31, 2013, from $650.4 million at December 31, 2012. Retained earnings increased by $6.2 million during the period as a result of net income of $20.7 million, offset by common share dividends of $14.5 million. Accumulated other comprehensive loss increased by $2.4 million to a loss of $19.9 million at March 31, 2013, compared to $17.5 million at December 31, 2012. This $2.4 million increase in the accumulated other comprehensive loss was related to an unrealized net holding loss in the investment portfolio of $2.4 million, net of taxes, as a result of the mark-to-market adjustment at March 31, 2013.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 65.86% at March 31, 2013, compared to 66.99% at December 31, 2012 and 63.81% at March 31, 2012. Cash and cash equivalents were $520.5 million at March 31, 2013, compared to $201.3 million at December 31, 2012 and $161.1 million at March 31, 2012. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total stockholders’ equity at March 31, 2013 was $654 million, or 9.7% of total assets, compared to $650 million, or 9.8% of total assets, at December 31, 2012 and $756 million, or 11.2% of total assets, at March 31, 2012. Common equity, which is stockholders’ equity excluding the preferred stock, was $654 million at March 31, 2013, or 9.7% of total assets, compared to $650.4 million, or 9.8% of total assets, at December 31, 2012 and $658 million, or 9.7% of total assets, at March 31, 2012.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as stockholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.26% at March 31, 2013 and 9.17% at December 31, 2012. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.35% at March 31, 2013 and 13.12% at December 31, 2012. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.01% at March 31, 2013 and 15.77% at December 31, 2012.

PNB met the well capitalized ratio guidelines at March 31, 2013. The following table indicates the capital ratios for PNB and Park at March 31, 2013.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.72%	9.78%	11.67%
Park National Corporation	9.26%	13.35%	16.01%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2012 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2012. There were no significant changes in contractual obligations and commitments during the first three months of 2013.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2013	December 31, 2012
Loan commitments	$857,235	$815,585
Standby letters of credit	$22,023	$22,961

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 41 and 42 of Park’s 2012 Annual Report.

On page 41 (Table 30) of Park’s 2012 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,144 million or 18.84% of interest earning assets at December 31, 2012. At March 31, 2013, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $692 million or 11.15% of interest earning assets.

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

On page 42 of Park’s 2012 Annual Report, management reported that at December 31, 2012, the earnings simulation model projected that net income would increase by 1.1% using a rising interest rate scenario and decrease by 6.6% using a declining interest rate scenario over the next year. At March 31, 2013, the earnings simulation model projected that net income would increase by 0.7% using a rising interest rate scenario and would decrease by 5.2% in a declining interest rate scenario. At March 31, 2013, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

With the participation of the Chairman of the Board and Chief Executive Officer (the principal executive officer) and the Chief Financial Officer and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, Park’s Chairman of the Board and Chief Executive Officer and Park’s Chief Financial Officer and Treasurer have concluded that:

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), we included a detailed discussion of our risk factors. These risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. There have been no material changes from these risk factors. Any of the risks described in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2013. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2013	—	—	—	761,011
February 1 through February 28, 2013	—	—	—	761,011
March 1 through March 31, 2013	—	—	—	761,011
Total	—	—	—	761,011

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”).

The 2005 Plan was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares were authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan are to be treasury shares. As of March 31, 2013, there were no incentive stock options outstanding and 1,500,000 common shares were available for future grants.

With 738,989 common shares held as treasury shares at March 31, 2013 and no incentive stock options outstanding, 738,989 common shares held as treasury shares were available for purposes of funding the 2005 Plan at March 31, 2013, and an additional 761,011 common shares remained authorized for repurchase for purposes of funding the 2005 Plan.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the Park National Corporation 2013 Long-Term Incentive Plan (the “2013 Incentive Plan”). The 2013 Incentive Plan replaces the 2005 Plan as well as Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors' Stock Plan”), each of which terminated following the approval of the 2013 Incentive Plan by Park's shareholders. From and after April 22, 2013, no further awards will be granted by Park under the 2005 Plan or the Directors' Stock Plan.

The aggregate number of common shares with respect to which awards may be granted under the 2013 Incentive Plan will be 600,000. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2013 Incentive Plan. On April 22, 2013, Park's Board of Directors authorized the purchase, from time to time, of up to 600,000 Park common shares to be held as treasury shares for subsequent issuance and delivery under the 2013 Incentive Plan.

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
Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation’s Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1(f)
Certificate of Amendment by Directors to Articles as filed with the Ohio Secretary of State on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006))

3.1(g)
Certificate of Amendment by Shareholders filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)
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

10.1	Park National Corporation 2013 Long - Term Incentive Plan (Incorporated herein by reference to Exhibit 10.1 to Park's Current Report of Form 8-K dated and filed April 23, 2013 (File No. 1-13006))

31.1	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Executive Officer) (filed herewith)

31.2	Rule 13a – 14(a) / 15d – 14(a) Certifications (Principal Financial Officer) (filed herewith)

32.1	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Executive Officer) (furnished herewith)

32.2	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Principal Financial Officer) (furnished herewith)

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2013 and 2012 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2013 and 2012 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 02, 2013	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: May 02, 2013	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer and
Treasurer