Form 10-Q
period 2013-06-30
PARK NATIONAL CORP /OH/
filed 2013-08-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 Yes   ☐   No   ☒

15,411,973 Common shares, no par value per share, outstanding at August 1, 2013.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$117,910	$164,120
Money market instruments	236,016	37,185
Cash and cash equivalents	353,926	201,305
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,067,835 and $1,099,658 at June 30, 2013 and December 31, 2012)	1,047,375	1,114,454
Securities held-to-maturity, at amortized cost (fair value of $238,519 and $410,705 at June 30, 2013 and December 31, 2012)	231,787	401,390
Other investment securities	65,907	65,907
Total investment securities	1,345,069	1,581,751
Loans	4,510,716	4,450,322
Allowance for loan losses	(55,111)	(55,537)
Net loans	4,455,605	4,394,785
Bank owned life insurance	167,740	161,069
Goodwill and other intangible assets	72,446	72,671
Bank premises and equipment, net	56,822	53,751
Other real estate owned	35,662	35,718
Accrued interest receivable	18,840	19,710
Mortgage loan servicing rights	8,260	7,763
Other	126,103	114,280
Total assets	$6,640,473	$6,642,803

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,095,454	$1,137,290
Interest bearing	3,755,860	3,578,742
Total deposits	4,851,314	4,716,032
Short-term borrowings	223,489	344,168
Long-term debt	783,136	781,658
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	3,232	3,459
Other	59,833	66,870
Total liabilities	$6,001,254	$5,992,437

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common stock (No par value; 20,000,000 shares authorized; 16,150,966 shares issued at June 30, 2013 and 16,150,987 shares issued at December 31, 2012)	$302,653	$302,654
Retained earnings	453,375	441,605
Treasury stock (738,989 shares at June 30, 2013 and at December 31, 2012)	(76,375)	(76,375)
Accumulated other comprehensive loss, net of taxes	(40,434)	(17,518)
Total stockholders' equity	639,219	650,366
Total liabilities and stockholders’ equity	$6,640,473	$6,642,803
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income:

Interest and fees on loans	$56,388	$57,593	$112,163	$118,698

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	8,673	13,794	18,915	27,378
Obligations of states and political subdivisions	16	42	33	88

Other interest income	202	57	360	160
Total interest and dividend income	65,279	71,486	131,471	146,324

Interest expense:

Interest on deposits:
Demand and savings deposits	468	602	969	1,356
Time deposits	2,900	4,121	5,990	8,760

Interest on borrowings:
Short-term borrowings	134	163	278	338
Long-term debt	7,065	7,920	14,069	15,462

Total interest expense	10,567	12,806	21,306	25,916

Net interest income	54,712	58,680	110,165	120,408

Provision for loan losses	673	5,238	1,002	13,576
Net interest income after provision for loan losses	54,039	53,442	109,163	106,832

Other income:
Income from fiduciary activities	4,328	4,044	8,404	7,872
Service charges on deposit accounts	4,070	4,154	7,892	8,225
Other service income	3,352	3,417	7,337	6,151
Checkcard fee income	3,316	3,180	6,299	6,352
Bank owned life insurance income	1,254	1,184	2,456	2,386
ATM fees	677	536	1,304	1,144
OREO valuation adjustments	(600)	(2,648)	(199)	(4,007)
Gain on sale of OREO, net	1,633	2,203	1,857	3,248
Gain on sale of the Vision Bank business	—	—	—	22,167
Miscellaneous	1,268	1,438	2,753	3,590
Total other income	19,298	17,508	38,103	57,128

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other expense:
Salaries and employee benefits	$24,679	$22,813	$49,312	$47,636
Occupancy expense	2,444	2,249	5,041	4,919
Furniture and equipment expense	2,981	2,727	5,588	5,348
Data processing fees	1,049	899	2,068	2,099
Professional fees and services	5,880	5,800	11,744	11,381
Amortization of intangibles	113	140	225	1,894
Marketing	953	705	1,801	1,548
Insurance	1,338	1,400	2,640	2,890
Communication	1,453	1,494	3,033	3,031
State taxes	928	933	1,856	1,922
Loan put provision	—	2,701	—	3,363
OREO expense	969	1,106	1,481	1,829
Miscellaneous	3,783	2,837	7,879	6,414
Total other expense	46,570	45,804	92,668	94,274

Income before income taxes	26,767	25,146	54,598	69,686

Federal income taxes	6,733	6,260	13,854	19,325

Net income	20,034	18,886	40,744	50,361

Preferred share dividends and accretion	—	1,948	—	3,425

Net income available to common shareholders	$20,034	$16,938	$40,744	$46,936
Earnings per Common Share:

Net income available to common shareholders
Basic	$1.30	$1.10	$2.64	$3.05
Diluted	$1.30	$1.10	$2.64	$3.05

Weighted average common shares outstanding
Basic	15,411,981	15,405,902	15,411,986	15,405,906
Diluted	15,411,981	15,405,902	15,411,986	15,409,690

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$20,034	$18,886	$40,744	$50,361

Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222 for the six months ended June 30, 2012	—	—	—	412
Unrealized net holding gain on cash flow hedge, net of income taxes of $79 for the three months ended June 30, 2012 and $139 for the six months ended June 30, 2012	—	146	—	259
Unrealized net holding (loss) gain on securities available-for-sale, net of income tax (benefit) of $(11,058) and $1,511 for the three months ended June 30, 2013 and 2012, and $(12,340) and $326 for the six months ended June 30, 2013 and 2012, respectively	(20,537)	2,806	(22,916)	604
Other comprehensive income (loss)	$(20,537)	$2,952	$(22,916)	$1,275

Comprehensive income (loss)	$(503)	$21,838	$17,828	$51,636

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			50,361
Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $139					259
Unrealized net holding gain on securities available-for-sale, net of income tax benefit of $326					604
Cash dividends on common stock at $1.88 per share			(28,962)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Common stock warrant repurchased		(2,843)
Preferred stock repurchased	(100,000)
Accretion of discount on preferred stock	1,854		(1,854)
Preferred stock dividends			(1,571)
Balance at June 30, 2012	$—	$302,655	$442,531	$(77,007)	$(7,556)

Balance at December 31, 2012	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			40,744
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(12,340)					(22,916)
Cash dividends on common stock at $1.88 per share			(28,974)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Balance at June 30, 2013	$—	$302,653	$453,375	$(76,375)	$(40,434)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$40,744	$50,361

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,002	13,576
Loan put provision	—	3,363
Other than temporary impairment on investment securities	—	54
Amortization of loan fees and costs, net	1,613	595
Provision for depreciation	3,550	3,459
Amortization of core deposit intangibles	225	1,894
Amortization/(accretion) of investment securities, net	21	(227)
Amortization of prepayment penalty on long-term debt	2,410	—
Loan originations to be sold in secondary market	(231,023)	(164,172)
Proceeds from sale of loans in secondary market	243,628	159,352
Gain on sale of loans in secondary market	2,931	2,259
OREO valuation adjustments	199	4,007
Bank owned life insurance income	(2,456)	(2,386)

Changes in assets and liabilities:
Increase in other assets	(5,154)	(22,588)
Decrease in other liabilities	(7,264)	(566)

Net cash provided by operating activities	$50,426	$48,981

Investing activities:
Proceeds from sales of Federal Home Loan Bank stock	—	1,319
Proceeds from calls and maturity of:
Available-for-sale securities	338,306	464,653
Held-to-maturity securities	169,603	303,595
Purchases of:
Available-for-sale securities	(306,503)	(509,998)
Held-to-maturity securities	—	(238,593)
Net loan originations, portfolio loans	(72,687)	(85,808)
Sale of assets/liabilities related to Vision Bank	—	(144,436)
Purchases of bank owned life insurance, net	(4,600)	(2,500)
Purchases of premises and equipment, net	(6,621)	(1,979)

Net cash provided by (used in) investing activities	$117,498	$(213,747)

Financing activities:
Net increase in deposits	$135,282	$357,861
Net decrease in short-term borrowings	(120,679)	(22,992)

Repayment of long-term debt	(25,932)	(15,500)
Proceeds from issuance of long-term debt	25,000	30,000
Cash payment for repurchase of common share warrant from U.S. Treasury	—	(2,843)
Repurchase of preferred shares from U.S. Treasury	—	(100,000)
Cash dividends paid on common shares and preferred shares	(28,974)	(31,184)

Net cash (used in) provided by financing activities	$(15,303)	$215,342

Increase in cash and cash equivalents	152,621	50,576

Cash and cash equivalents at beginning of year	201,305	157,486

Cash and cash equivalents at end of period	$353,926	$208,062

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$21,533	$26,172

Income taxes	$4,500	$1,000

Transfers to OREO	$12,622	$12,552

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2013.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in stockholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2012 from Park’s 2012 Annual Report to Shareholders (“2012 Annual Report”).

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

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first six months of 2013.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2012	$72,334	$337	$72,671
Amortization	—	225	225
June 30, 2013	$72,334	$112	$72,446

The core deposit intangibles are being amortized to expense principally on the straight-line method, over a period of six years. Management expects that the core deposit intangibles amortization expense will be approximately $112,000 for the third quarter of 2013. Following the third quarter of 2013, there will be no remaining intangible asset subject to amortization.

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013			December 31, 2012
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$806,709	$3,184	$809,893	$823,927	$2,976	$826,903
Commercial real estate *	1,113,251	3,689	1,116,940	1,092,164	3,839	1,096,003
Construction real estate:
SEPH commercial land and development *	10,217	21	10,238	15,105	37	15,142
Remaining commercial	113,443	281	113,724	115,473	331	115,804
Mortgage	24,570	75	24,645	26,373	81	26,454
Installment	7,638	28	7,666	8,577	33	8,610
Residential real estate:
Commercial	400,540	1,008	401,548	392,203	959	393,162
Mortgage	1,091,874	2,028	1,093,902	1,064,787	1,399	1,066,186
HELOC	209,902	841	210,743	212,905	892	213,797
Installment	38,446	144	38,590	43,750	176	43,926
Consumer	690,892	2,794	693,686	651,930	2,835	654,765
Leases	3,234	28	3,262	3,128	29	3,157
Total loans	$4,510,716	$14,121	$4,524,837	$4,450,322	$13,587	$4,463,909
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2013 and December 31, 2012:

	June 30, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,060	$111	$—	$20,171
Commercial real estate	38,818	3,310	—	42,128
Construction real estate:
SEPH commercial land and development	9,103	—	—	9,103
Remaining commercial	15,682	2,853	—	18,535
Mortgage	61	98	—	159
Installment	41	169	—	210
Residential real estate:
Commercial	34,506	906	—	35,412
Mortgage	20,967	11,569	739	33,275
HELOC	1,732	754	—	2,486
Installment	979	927	—	1,906
Consumer	3,449	1,789	806	6,044
Total loans	$145,398	$22,486	$1,545	$169,429

	December 31, 2012
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$17,324	$5,277	$37	$22,638
Commercial real estate	40,983	3,295	1,007	45,285
Construction real estate:
SEPH commercial land and development	13,939	—	—	13,939
Remaining commercial	14,977	6,597	—	21,574
Mortgage	158	100	—	258
Installment	149	175	—	324
Residential real estate:
Commercial	33,961	1,661	94	35,716
Mortgage	28,260	9,425	950	38,635
HELOC	1,689	736	—	2,425
Installment	1,670	780	54	2,504
Consumer	2,426	1,900	888	5,214
Total loans	$155,536	$29,946	$3,030	$188,512

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
(In thousands)	Nonaccrual and accruing troubled debt restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructured loans	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$20,171	$20,154	$17	$22,601	$22,587	$14
Commercial real estate	42,128	42,128	—	44,278	44,278	—
Construction real estate:
SEPH commercial land and development	9,103	9,074	29	13,939	13,260	679
Remaining commercial	18,535	18,535	—	21,574	21,574	—
Mortgage	159	—	159	258	—	258
Installment	210	—	210	324	—	324
Residential real estate:
Commercial	35,412	35,412	—	35,622	35,622	—
Mortgage	32,536	—	32,536	37,685	—	37,685
HELOC	2,486	—	2,486	2,425	—	2,425
Installment	1,906	—	1,906	2,450	—	2,450
Consumer	5,238	799	4,439	4,326	18	4,308
Total loans	$167,884	$126,102	$41,782	$185,482	$137,339	$48,143

All of the loans individually evaluated for impairment were evaluated using the fair value of the collateral or present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2013 and December 31, 2012.

	June 30, 2013			December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$20,857	$12,175	$—	$23,782	$14,683	$—
Commercial real estate	62,272	39,013	—	56,258	35,097	—
Construction real estate:
SEPH commercial land and development	47,400	9,074	—	56,075	12,740	—
Remaining commercial	21,621	9,356	—	29,328	14,093	—
Residential real estate:
Commercial	30,014	31,455	—	39,918	31,957	—
Consumer	799	799	—	18	18	—

With an allowance recorded:
Commercial, financial and agricultural	12,672	7,979	3,210	12,268	7,904	3,180
Commercial real estate	3,433	3,115	703	11,412	9,181	1,540
Construction real estate:
SEPH commercial land and development	—	—	—	1,271	520	—
Remaining commercial	10,824	9,179	2,580	8,071	7,481	2,277
Residential real estate:
Commercial	4,979	3,957	973	3,944	3,665	1,279
Consumer	—	—	—	—	—	—
Total	$214,871	$126,102	$7,466	$242,345	$137,339	$8,276

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2013 and December 31, 2012, there were $89.1 million and $96.9 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $7.7 million and $8.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2013 and December 31, 2012 of $7.5 million and $8.3 million, respectively. These loans with specific reserves had a recorded investment of $24.2 million and $28.8 million as of June 30, 2013 and December 31, 2012, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis. The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(In thousands)	Recorded investment as of June 30, 2013	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2012	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$20,154	$21,148	$82	$41,591	$42,056	$205
Commercial real estate	42,128	40,047	259	43,969	42,689	287
Construction real estate:
SEPH commercial land and development	9,074	9,532	—	17,272	18,412	—
Remaining commercial	18,535	19,390	192	29,562	31,428	199
Residential real estate:
Commercial	35,412	36,141	112	37,277	40,359	125
Consumer	799	799	—	19	19	1
Total	$126,102	$127,057	$645	$169,690	$174,963	$817

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
(In thousands)	Recorded investment as of June 30, 2013	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2012	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$20,154	$21,252	$210	$41,591	$41,218	$310
Commercial real estate	42,128	41,840	515	43,969	45,758	494
Construction real estate:
SEPH commercial land and development	9,074	10,854	—	17,272	20,302	—
Remaining commercial	18,535	20,103	412	29,562	28,899	450
Residential real estate:
Commercial	35,412	35,897	242	37,277	41,541	165
Consumer	799	459	—	19	20	1
Total	$126,102	$130,405	$1,379	$169,690	$177,738	$1,420

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 and December 31, 2012 by class of loan.

	June 30, 2013
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$852	$15,335	$16,187	$793,706	$809,893
Commercial real estate	2,982	14,095	17,077	1,099,863	1,116,940
Construction real estate:
SEPH commercial land and development	—	7,477	7,477	2,761	10,238
Remaining commercial	—	3,941	3,941	109,783	113,724
Mortgage	223	61	284	24,361	24,645
Installment	73	—	73	7,593	7,666
Residential real estate:
Commercial	1,064	5,730	6,794	394,754	401,548
Mortgage	12,267	13,548	25,815	1,068,087	1,093,902
HELOC	442	604	1,046	209,697	210,743
Installment	427	314	741	37,849	38,590
Consumer	10,468	3,647	14,115	679,571	693,686
Leases	—	—	—	3,262	3,262
Total loans	$28,798	$64,752	$93,550	$4,431,287	$4,524,837
* Includes $1.5 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

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
* Includes $3.0 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2013 and December 31, 2012 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2013 and December 31, 2012 for all commercial loans:

	June 30, 2013
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$11,210	$9,614	$20,171	$768,898	$809,893
Commercial real estate *	20,586	2,373	42,128	1,051,853	1,116,940
Construction real estate:
SEPH commercial land and development *	385	—	9,103	750	10,238
Remaining commercial	5,736	—	18,535	89,453	113,724
Residential real estate:
Commercial	8,312	1,259	35,412	356,565	401,548
Leases	—	—	—	3,262	3,262
Total Commercial Loans	$46,229	$13,246	$125,349	$2,270,781	$2,455,605
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

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended June 30, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During both the three-month and six-month periods ended June 30, 2013, Park removed the TDR classification on $2.9 million of loans that met the requirements discussed above.

At June 30, 2013 and December 31, 2012, there were $81.9 million and $84.7 million, respectively, of TDRs included in nonaccrual loan totals. At June 30, 2013 and December 31, 2012, $59.0 million and $52.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2013 and December 31, 2012, there were $22.5 million and $29.9 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future. At June 30, 2013 and December 31, 2012, Park had commitments to lend $5.1 million and $5.0 million, respectively, of additional funds to borrowers whose terms had been modified in a TDR.

The specific reserve related to TDRs at June 30, 2013 and December 31, 2012 was $5.0 million and $5.6 million, respectively. Modifications made in 2012 and 2013 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $33,000 and $271,000 were recorded during the three-month and six-month periods ending June 30, 2013, respectively, as a result of TDRs identified in the 2013 year. Additional specific reserves of $818,000 and $1.1 million were recorded during the three-month and six-month periods ending June 30, 2012, respectively, as a result of TDRs identified in the 2012 year.

The terms of certain other loans were modified during the six-month period ended June 30, 2013 and June 30, 2012 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2013 and June 30, 2012 of $1.0 million and $1.2 million, respectively. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2013 and June 30, 2012 of $12.0 million and $16.0 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and six-month periods ended June 30, 2013 and June 30, 2012, as well as the recorded investment of these contracts at June 30, 2013 and June 30, 2012. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principle.

During the second half of 2012, general guidance was issued by the Office of the Comptroller of the Currency ("OCC") clarifying the requirement to identify as a TDR loans whereby the borrower's obligation to PNB had been discharged in bankruptcy and the borrower has not reaffirmed the debt. These TDRs are included in the current year modified totals below, within the residential real estate and consumer segments.

	Three Months Ended June 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$106	$156	$262
Commercial real estate	5	—	1,502	1,502
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	180	—	180
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	8	—	1,007	1,007
Mortgage	21	582	1,032	1,614
HELOC	3	28	—	28
Installment	3	24	35	59
Consumer	103	378	212	590
Total loans	151	$1,298	$3,944	$5,242

	Three Months Ended June 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	11	$175	$2,692	$2,867
Commercial real estate	4	—	1,739	1,739
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	—	258	258
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	675	675
Mortgage	6	—	1,338	1,338
HELOC	—	—	—	—
Installment	3	—	169	169
Consumer	—	—	—	—
Total loans	27	$175	$6,871	$7,046

Of those loans listed in the tables above which were modified during the three-month period ended June 30, 2013, $3.0 million were on nonaccrual status as of December 31, 2012, but were not classified as TDRs. Of those loans which were modified during the three-month period ended June 30, 2012, $2.2 million were on nonaccrual status as of December 31, 2011, but were not classified as TDRs.

	Six Months Ended June 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$7	$489	$496
Commercial real estate	7	25	1,653	1,678
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	217	—	217
Mortgage	—	—	—	—
Installment	2	—	25	25
Residential real estate:
Commercial	14	376	2,582	2,958
Mortgage	33	1,457	1,274	2,731
HELOC	7	91	—	91
Installment	7	70	35	105
Consumer	175	582	272	854
Total loans	261	$2,825	$6,330	$9,155

	Six Months Ended June 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	16	$1,862	$3,428	$5,290
Commercial real estate	20	1,836	4,677	6,513
Construction real estate:
SEPH commercial land and development	4	—	862	862
Remaining commercial	10	3,776	6,575	10,351
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	5	—	814	814
Mortgage	15	222	2,379	2,601
HELOC	—	—	—	—
Installment	3	—	170	170
Consumer	1	—	91	91
Total loans	74	$7,696	$18,996	$26,692

Of those loans listed in the tables above which were modified during the six-month period ended June 30, 2013, $3.3 million were on nonaccrual status as of December 31, 2012, but were not classified as TDRs. Of those loans which were modified during the six-month period ended June 30, 2012, $8.0 million were on nonaccrual status as of December 31, 2011, but were not classified as TDRs.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2013 and June 30, 2012, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	11	$726	6	$6,546
Commercial real estate	2	187	7	1,820
Construction real estate:
SEPH commercial land and development	2	242	3	639
Remaining commercial	2	321	4	3,267
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	9	2,200	6	1,626
Mortgage	26	2,038	9	830
HELOC	5	83	1	46
Installment	9	141	2	169
Consumer	100	559	—	—
Leases	—	—	—	—
Total loans	166	$6,497	38	$14,943

Of the $6.5 million in modified TDRs which defaulted during the three months ended June 30, 2013, $421,000 were accruing loans and $6.1 million were nonaccrual loans. Of the $14.9 million in modified TDRs which defaulted during the three months ended June 30, 2012, $110,000 were accruing loans and $14.8 million were nonaccrual loans.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	12	$736	9	$6,786
Commercial real estate	2	187	7	1,820
Construction real estate:
SEPH commercial land and development	3	257	3	639
Remaining commercial	2	321	7	4,699
Mortgage	—	—	—	—
Installment	1	12	—	—
Residential real estate:
Commercial	9	2,200	6	1,626
Mortgage	38	2,981	11	1,165
HELOC	6	120	1	46
Installment	10	162	2	169
Consumer	115	632	—	—
Leases	—	—	—	—
Total loans	198	$7,608	46	$16,950

Of the $7.6 million in modified TDRs which defaulted during the six months ended June 30, 2013, $1.1 million were accruing loans and $6.5 million were nonaccrual loans. Of the $17.0 million in modified TDRs which defaulted during the six months ended June 30, 2012, $110,000 were accruing loans and $16.9 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2013 and June 30, 2012 is summarized below.

	Three Months Ended June 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,417	$11,070	$7,556	$14,634	$6,638	$—	$55,315
Charge-offs	776	742	153	648	1,520	—	3,839
Recoveries	728	222	421	1,142	448	1	2,962
Net charge-offs/(recoveries)	48	520	(268)	(494)	1,072	(1)	877
Provision (releases)	22	475	(692)	(481)	1,350	(1)	673
Ending balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111

	Three Months Ended June 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$18,328	$12,006	$9,747	$13,868	$5,809	$—	$59,758
Charge-offs	5,423	935	1,009	1,701	996	—	10,064
Recoveries	124	247	1,699	1,187	507	—	3,764
Net charge-offs / (recoveries)	5,299	688	(690)	514	489	—	6,300
Provision	2,191	638	1,256	452	701	—	5,238
Ending balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696

	Six Months Ended June 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	3,484	1,076	1,671	1,322	2,794	—	10,347
Recoveries	917	262	1,848	4,640	1,251	1	8,919
Net charge-offs/(recoveries)	2,567	814	(177)	(3,318)	1,543	(1)	1,428
Provision (releases)	2,323	103	114	(3,430)	1,893	(1)	1,002
Ending balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111

	Six Months Ended June 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444
Charge-offs	9,961	5,869	5,329	5,623	2,249	—	29,031
Recoveries	592	339	1,766	1,796	1,214	—	5,707
Net charge-offs	9,369	5,530	3,563	3,827	1,035	—	23,324
Provision	7,639	1,947	823	1,941	1,226	—	13,576
Ending balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2013 and December 31, 2012, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2013 and December 31, 2012, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report).

The composition of the allowance for loan losses at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,210	$703	$2,580	$973	$—	$—	$7,466
Collectively evaluated for impairment	12,181	10,322	4,552	13,674	6,916	—	47,645
Total ending allowance balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111

Loan balance:
Loans individually evaluated for impairment	$20,154	$42,117	$27,598	$35,412	$799	$—	$126,080
Loans collectively evaluated for impairment	786,555	1,071,134	128,270	1,705,350	690,093	3,234	4,384,636
Total ending loan balance	$806,709	$1,113,251	$155,868	$1,740,762	$690,892	$3,234	$4,510,716

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.93%	1.67%	9.35%	2.75%	—	—	5.92%
Loans collectively evaluated for impairment	1.55%	0.96%	3.55%	0.80%	1.00%	—	1.09%
Total ending loan balance	1.91%	0.99%	4.58%	0.84%	1.00%	—	1.22%

Recorded investment:
Loans individually evaluated for impairment	$20,154	$42,128	$27,609	$35,412	$799	$—	$126,102
Loans collectively evaluated for impairment	789,739	1,074,812	128,664	1,709,371	692,887	3,262	4,398,735
Total ending loan balance	$809,893	$1,116,940	$156,273	$1,744,783	$693,686	$3,262	$4,524,837

	December 31, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,180	$1,540	$2,277	$1,279	$—	$—	$8,276
Collectively evaluated for impairment	12,455	10,196	4,564	13,480	6,566	—	47,261
Total ending allowance balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537

Loan balance:
Loans individually evaluated for impairment	$22,523	$44,267	$34,814	$35,616	$18	$—	$137,238
Loans collectively evaluated for impairment	801,404	1,047,897	130,714	1,678,029	651,912	3,128	4,313,084
Total ending loan balance	$823,927	$1,092,164	$165,528	$1,713,645	$651,930	$3,128	$4,450,322

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.12%	3.48%	6.54%	3.59%	—	—	6.03%
Loans collectively evaluated for impairment	1.55%	0.97%	3.49%	0.80%	1.01%	—	1.10%
Total ending loan balance	1.90%	1.07%	4.13%	0.86%	1.01%	—	1.25%

Recorded investment:
Loans individually evaluated for impairment	$22,587	$44,278	$34,834	$35,622	$18	$—	$137,339
Loans collectively evaluated for impairment	804,316	1,051,725	131,176	1,681,449	654,747	3,157	4,326,570
Total ending loan balance	$826,903	$1,096,003	$166,010	$1,717,071	$654,765	$3,157	$4,463,909

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Income available to common shareholders	$20,034	$16,938	$40,744	$46,936
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,411,981	15,405,902	15,411,986	15,405,906
Effect of dilutive options and warrants	—	—	—	3,784
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,411,981	15,405,902	15,411,986	15,409,690
Earnings per common share:
Basic earnings per common share	$1.30	$1.10	$2.64	$3.05
Diluted earnings per common share	$1.30	$1.10	$2.64	$3.05

As of June 30, 2012, options to purchase 65,975 common shares were outstanding under Park’s 2005 Incentive Stock Option Plan. All options had expired as of June 30, 2013. There were no common shares outstanding at June 30, 2012 related to Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). Park repurchased the CPP warrant on May 2, 2012.

Options to purchase a weighted average of 70,047 common shares were not included in the computation of diluted earnings per common share for the six months ended June 30, 2012, because the exercise price exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was included in the computation of diluted earnings per common share for the six months ended June 30, 2012, as the dilutive effect of this warrant was 3,784 common shares for this period. The exercise price of the CPP warrant to purchase 227,376 common shares was $65.97. There were no dilutive options or warrants included in the calculation of diluted earnings per share for the three and six months ended June 30, 2013.

Note 8 – Segment Information

The Corporation is a bank holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its chartered national bank subsidiary, The Park National Bank (headquartered in Newark, Ohio) (“PNB”), SE Property Holdings, LLC (“SEPH”), and Guardian Financial Services Company (“GFSC”).

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

	Operating Results for the three months ended June 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$51,736	$2,238	$(347)	$1,085	$54,712
Provision for (recovery of) loan losses	2,122	210	(1,659)	—	673
Other income (loss)	18,536	(3)	645	120	19,298
Other expense	40,408	810	3,909	1,443	46,570
Income (loss) before income taxes	$27,742	$1,215	$(1,952)	$(238)	$26,767
Federal income taxes (benefit)	7,420	425	(683)	(429)	6,733
Net income (loss)	$20,322	$790	$(1,269)	$191	$20,034

Assets (as of June 30, 2013)	$6,519,766	$50,307	$78,993	$(8,593)	$6,640,473

	Operating Results for the three months ended June 30, 2012
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$56,022	$2,305	$(1,125)	$1,478	$58,680
Provision for loan losses	3,756	200	1,282	—	5,238
Other income (loss)	17,700	—	(275)	83	17,508
Other expense	37,260	706	5,999	1,839	45,804
Income (loss) before income taxes	$32,706	$1,399	$(8,681)	$(278)	$25,146
Federal income taxes (benefit)	9,223	490	(3,041)	(412)	6,260
Net income (loss)	$23,483	$909	$(5,640)	$134	$18,886

Assets (as of June 30, 2012)	$6,535,709	$48,763	$140,051	$(18,949)	$6,705,574

	Operating Results for the six months ended June 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$104,471	$4,371	$(1,002)	$2,325	$110,165
Provision for (recovery of) loan losses	5,252	420	(4,670)	—	1,002
Other income (loss)	36,408	(1)	1,476	220	38,103
Other expense	80,732	1,596	7,253	3,087	92,668
Income (loss) before income taxes	$54,895	$2,354	$(2,109)	$(542)	$54,598
Federal income taxes (benefit)	14,633	824	(738)	(865)	13,854
Net income (loss)	$40,262	$1,530	$(1,371)	$323	$40,744

	Operating Results for the six months ended June 30, 2012
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$111,868	$4,516	$1,485	$2,539	$120,408
Provision for loan losses	8,428	450	4,698	—	13,576
Other income	34,361	—	449	151	34,961
Gain on sale of Vision business	—	—	22,167	—	22,167
Other expense	75,316	1,427	14,164	3,367	94,274
Income (loss) before income taxes	$62,485	$2,639	$5,239	$(677)	$69,686
Federal income taxes (benefit)	17,441	924	1,820	(860)	19,325
Net income	$45,044	$1,715	$3,419	$183	$50,361

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2013 and 2012. The reconciling amounts for consolidated total assets for the periods ended June 30, 2013 and 2012 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2013 and December 31, 2012, respectively, Park had approximately $13.1 million and $25.7 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Notes 5 and 6. The contractual balance was $13.0 million and $25.2 million at June 30, 2013 and December 31, 2012, respectively. The gain expected upon sale was $177,000 and $568,000 at June 30, 2013 and December 31, 2012, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2013 or December 31, 2012.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six months ended June 30, 2013, there were no investment securities deemed to be other-than-temporarily impaired. For the three and six months ended June 30, 2012, Park recognized an other-than-temporary impairment charge of $54,000, related to an equity investment in a financial institution.

Investment securities at June 30, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$620,640	$—	$25,908	$594,732
Obligations of states and political subdivisions	804	5	—	809
U.S. Government sponsored entities' asset-backed securities	445,254	8,134	4,106	449,282
Other equity securities	1,137	1,415	—	2,552
Total	$1,067,835	$9,554	$30,014	$1,047,375

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$415	$1	$—	$416
U.S. Government sponsored entities' asset-backed securities	231,372	6,762	31	238,103
Total	$231,787	$6,763	$31	$238,519

 Securities with unrealized losses at June 30, 2013, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$594,732	$25,908	$—	$—	$594,732	$25,908
U.S. Government agencies' asset-backed securities	$221,146	$4,106	$—	$—	$221,146	$4,106
Total	$815,878	$30,014	$—	$—	$815,878	$30,014
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$4,080	$31	$—	$—	$4,080	$31

Investment securities at December 31, 2012, were as follows:

Securities Available-for-Sale (In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$695,655	$1,352	$1,280	$695,727
Obligations of states and political subdivisions	984	19	—	1,003
U.S. Government sponsored entities' asset-backed securities	401,882	14,067	447	415,502
Other equity securities	1,137	1,085	—	2,222
Total	$1,099,658	$16,523	$1,727	$1,114,454

Securities Held-to-Maturity (In thousands)	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$570	$2	$—	$572
U.S. Government sponsored entities' asset-backed securities	400,820	9,351	38	410,133
Total	$401,390	$9,353	$38	$410,705

Securities with unrealized losses at December 31, 2012, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$177,470	$1,280	$—	$—	$177,470	$1,280
U.S. Government sponsored entities' asset-backed securities	123,631	447	—	—	123,631	447
Total	$301,101	$1,727	$—	$—	$301,101	$1,727
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$10,120	$38	$—	$—	$10,120	$38

Management does not believe any of the unrealized losses at June 30, 2013 or December 31, 2012 represent an other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2013, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value
U.S. Treasury and sponsored entities' obligations:
Due one through five years	$223,750	216,659
Due five through ten years	396,890	378,073
Total	$620,640	$594,732

Obligations of states and political subdivisions:
Due within one year	$804	$809

U.S. Government sponsored entities' asset-backed securities:	$445,254	$449,282

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value
Obligations of state and political subdivisions:
Due within one year	$415	$416

U.S. Government sponsored entities' asset-backed securities	$231,372	$238,103

The $594.7 million of Park’s securities shown in the above table as U.S. Treasury and sponsored entities notes are callable notes. Of the $594.7 million reported at June 30, 2013, $166.8 million were expected to be called and are shown in the table at their expected call date. These callable securities have a final maturity in 10 to 14 years.

There were no sales of investment securities during the three-month and six-month periods ended June 30, 2013 or 2012.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	June 30, 2013	December 31, 2012
(In thousands)
Federal Home Loan Bank stock	$59,032	$59,032
Federal Reserve Bank stock	6,875	6,875
Total	$65,907	$65,907

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $12.6 million and $15.9 million for the six-month periods ended June 30, 2013 and 2012, respectively.

The following table shows the components of net periodic benefit expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Service cost	$1,204	$1,068	$2,408	$2,136
Interest cost	1,056	1,012	2,112	2,024
Expected return on plan assets	(2,384)	(2,186)	(4,768)	(4,372)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	676	427	1,352	854
Benefit expense	$557	$326	$1,114	$652

As a result of the February 16, 2012 acquisition of certain Vision assets and liabilities by Centennial Bank, during the first quarter of 2012, it was necessary to re-measure pension plan assets and liabilities resulting in a reduction to the unrecognized net loss account within Accumulated Other Comprehensive (Loss), of $412,000 (net of tax of $222,000).

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

As of June 30, 2013, no derivatives were designated as cash flow hedges, fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of June 30, 2013, Park had mortgage loan interest rate lock commitments outstanding of approximately $12.3 million. Park has specific contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under U.S. GAAP. At June 30, 2013, the fair value of the derivative instruments was approximately $133,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At June 30, 2013, the fair value of the swap liability of $135,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses and consideration of the Visa settlement agreement announced on July 13, 2012 to resolve the Federal Multi-District Interchange Litigation.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.35 billion at June 30, 2013, compared to $1.31 billion at December 31, 2012 and $1.29 billion at June 30, 2012. At June 30, 2013, $12.3 million of the sold mortgage loans were sold with recourse compared to $20.3 million at June 30, 2012. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2013, management had established a $265,000 reserve to account for future loan repurchases.

When Park sells mortgage loans with servicing rights retained, servicing rights are initially recorded at fair value. Park selected the “amortization method” as permissible within U.S. GAAP, whereby the servicing rights capitalized are amortized in proportion to and over the period of estimated future servicing income of the underlying loan. At the end of each reporting period, the carrying value of mortgage servicing rights (“MSRs”) is assessed for impairment with a comparison to fair value. MSRs are carried at the lower of their amortized cost or fair value.

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,121	$8,975	7,763	9,301
Additions	688	697	1,799	1,259
Amortization	(727)	(817)	(1,542)	(1,705)
Changes in valuation allowance	178	(46)	240	(46)
Carrying amount, net, end of period	$8,260	$8,809	$8,260	$8,809

Valuation allowance:
Beginning of period	$2,262	$1,021	2,324	1,021
Changes in valuation allowance	(178)	46	(240)	46
End of period	$2,084	$1,067	$2,084	$1,067

Servicing fees included in other service income were $0.9 million and $1.8 million for the three and six months ended June 30, 2013 and 2012, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$594,732	$—	$594,732
Obligations of states and political subdivisions	—	809	—	809
U.S. Government sponsored entities’ asset-backed securities	—	449,282	—	449,282
Equity securities	1,757	—	795	2,552
Mortgage loans held for sale	—	13,138	—	13,138
Mortgage IRLCs	—	133	—	133

Liabilities
Fair value swap	$—	$—	$135	$135

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$695,727	$—	$695,727
Obligations of states and political subdivisions	—	1,003	—	1,003
U.S. Government sponsored entities’ asset-backed securities	—	415,502	—	415,502
Equity securities	1,442	—	780	2,222
Mortgage loans held for sale	—	25,743	—	25,743
Mortgage IRLCs	—	372	—	372

Liabilities
Fair value swap	$—	$—	$135	$135

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2013 and 2012

(In thousands)	Equity Securities	Fair value swap
Balance, at April 1, 2013	$776	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	19	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2013	$795	$(135)

Balance, at April 1, 2012	$756	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(18)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2012	$738	$(135)

Level 3 Fair Value Measurements
Six months ended June 30, 2013 and 2012

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	15	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2013	$795	$(135)

Balance, at January 1, 2012	$763	$(700)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(25)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	565
Balance at June 30, 2012	$738	$(135)
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

Fair Value Measurements at June 30, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2013
Impaired loans:
Commercial real estate	$—	$—	$22,658	$22,658
Construction real estate:
SEPH commercial land and development	—	—	9,074	9,074
Remaining commercial	—	—	8,280	8,280
Residential real estate	—	—	6,737	6,737
Total impaired loans	$—	$—	$46,749	$46,749

Mortgage servicing rights	$—	$5,755	$—	$5,755

OREO:
Commercial real estate	—	—	4,255	4,255
Construction real estate	—	—	9,972	9,972
Residential real estate	—	—	2,983	2,983
Total OREO	$—	$—	$17,210	$17,210

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Impaired loans:
Commercial real estate	$—	$—	$25,997	$25,997
Construction real estate:
SEPH commercial land and development	—	—	12,832	12,832
Remaining commercial	—	—	8,113	8,113
Residential real estate	—	—	6,990	6,990
Total impaired loans	$—	$—	$53,932	$53,932

Mortgage servicing rights	$—	$6,642	$—	$6,642

OREO:
Commercial real estate	—	—	3,485	3,485
Construction real estate	—	—	12,134	12,134
Residential real estate	—	—	4,307	4,307
Total OREO	$—	$—	$19,926	$19,926

Impaired loans had a book value of $126.1 million at June 30, 2013, after partial charge-offs of $96.8 million. Additionally, these impaired loans had a specific valuation allowance of $7.5 million. Of the $126.1 million impaired loan portfolio at June 30, 2013, loans with a book value of $51.0 million were carried at their fair value of $46.7 million, as a result of charge-offs of $83.4 million and a specific valuation allowance of $4.3 million. An additional specific valuation allowance of $3.2 million at June 30, 2013 related to loans which are not collateral dependent and are thus not included in the fair value table above. The remaining $75.1 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2012, impaired loans had a book value of $137.2 million, after partial charge-offs of $105.1 million. Additionally, these impaired loans had a specific valuation allowance of $8.3 million. Of the $137.2 million impaired loan portfolio at December 31, 2012, loans with a book value of $59.0 million were carried at their fair value of $53.9 million as a result of partial charge-offs of $91.6 million and a specific valuation allowance for those loans carried at fair value of $5.1 million. An additional specific valuation allowance of $3.2 million at December 31, 2012 related to loans which are not collateral dependent and are thus not included in the fair value table above. The remaining $78.2 million of impaired loans at December 31, 2012 were carried at cost. The financial impact of credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2013 and 2012 was $(0.2) million and $4.4 million, respectively. The financial impact of credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2013 and 2012 was $2.1 million and $8.7 million, respectively.

MSRs, which are carried at the lower of cost or fair value, were recorded at $8.3 million at June 30, 2013. Of the $8.3 million MSR carrying balance at June 30, 2013, $5.8 million was recorded at fair value and included a valuation allowance of $2.1 million. The remaining $2.5 million was recorded at cost, as the fair value exceeded cost at June 30, 2013. At December 31, 2012, MSRs were recorded at $7.8 million, including a valuation allowance of $2.3 million. Expense related to MSRs carried at fair value during the three-month periods ended June 30, 2013 and 2012 was $(178,000) and $46,000, respectively. Expense related to MSRs carried at fair value during the six-month periods ended June 30, 2013 and 2012 was $(240,000) and $46,000, respectively.

At June 30, 2013 and December 31, 2012, the estimated fair value of OREO, less estimated selling costs, amounted to $17.2 million and $19.9 million, respectively. The financial impact of OREO fair value adjustments was $0.6 million and $2.6 million for the three-month periods ended June 30, 2013 and 2012, respectively, and was $0.2 million and $4.0 million for the six-month periods ended June 30, 2013 and 2012, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013 and December 31, 2012:

June 30, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$22,658	Sales comparison approach	Adj to comparables	0.0% - 111.0% (23.3%)
		Income approach	Capitalization rate	8.6% - 20.9% (9.7%)
		Cost approach	Accumulated depreciation	38.0% - 65.0% (53.0%)

Construction real estate:
SEPH commercial land and development	$9,074	Sales comparison approach	Adj to comparables	0.0% - 218.0% (16.8%)
		Bulk sale approach	Discount rate	11.0% - 35.0% (17.1%)

Remaining commercial	$8,280	Sales comparison approach	Adj to comparables	0.0% - 75.0% (23.7%)
		Bulk sale approach	Discount rate	11.0% - 35.0% (17.6%)

Residential real estate	$6,737	Sales comparison approach	Adj to comparables	0.0% - 178.0% (15.9%)
		Income approach	Capitalization rate	7.8% - 10.5% (8.2%)

Other real estate owned:
Commercial real estate	$4,255	Sales comparison approach	Adj to comparables	0.0% - 85.0% (34.1%)
		Income approach	Capitalization rate	8.5% - 11.5% (10.2%)
		Bulk sale approach	Discount rate	10.0% (10.0%)
		Cost approach	Accumulated depreciation	40.0% - 90.0% (65.0%)

Construction real estate	$9,972	Sales comparison approach	Adj to comparables	0.0% - 312.0% (29.8%)
		Bulk sale approach	Discount rate	13.0% (13.0%)

Residential real estate	$2,983	Sales comparison approach	Adj to comparables	0.0% - 173.7% (19.5%)
		Income approach	Capitalization rate	9.75% (9.75%)

December 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$25,997	Sales comparison approach	Adj to comparables	0.0% - 116.0% (22.3%)
		Income approach	Capitalization rate	7.5% - 20.9% (10.1%)
		Cost approach	Accumulated depreciation	23.0% - 63.0% (50.4%)

Construction real estate:
SEPH commercial land and development	$12,832	Sales comparison approach	Adj to comparables	0.0% - 218.0% (31.9%)
		Bulk sale approach	Discount rate	11.0% - 55.0% (23.4%)

Remaining commercial	$8,113	Sales comparison approach	Adj to comparables	0.0% - 75.0% (26.2%)
		Bulk sale approach	Discount rate	10.0% - 55.0% (18.3%)

Residential real estate	$6,990	Sales comparison approach	Adj to comparables	0.0% - 178.0% (17.9%)

Other real estate owned:
Commercial real estate	$3,485	Sales comparison approach	Adj to comparables	0.0% - 67.0% (25.8%)
		Income approach	Capitalization rate	11.0% (11.0%)
		Bulk sale approach	Discount rate	13.0% (13.0%)
		Cost approach	Accumulated depreciation	40.9% - 90.0% (65.0%)

Construction real estate	$12,134	Sales comparison approach	Adj to comparables	0.0% - 273.0% (34.0%)
		Income approach	Capitalization rate	8.5% (8.5%)
		Bulk sale approach	Discount rate	10.0% - 12.0% (10.8%)

Residential real estate	$4,307	Sales comparison approach	Adj to comparables	1.0% - 61.0% (18.0%)
		Income approach	Capitalization rate	7.9% - 9.3% (8.7%)
		Cost approach	Accumulated depreciation	6.0% (6.0%)

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

The fair value of financial instruments at June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$353,926	$353,926	$—	$—	$353,926
Investment securities	1,279,162	1,757	1,283,342	795	1,285,894
Accrued interest receivable - securities	4,719	—	4,719	—	4,719
Accrued interest receivable - loans	14,121	—	—	14,121	14,121
Mortgage loans held for sale	13,138	—	13,138	—	13,138
Mortgage IRLCs	133	—	133	—	133
Impaired loans carried at fair value	46,749	—	—	46,749	46,749
Other loans, net	4,395,585	—	—	4,424,036	4,424,036
Loans receivable, net	$4,455,605	$—	$13,271	$4,470,785	$4,484,056

Financial liabilities:
Noninterest bearing checking accounts	$1,095,454	$1,095,454	$—	$—	$1,095,454
Interest bearing transactions accounts	1,272,481	1,272,481	—	—	1,272,481
Savings accounts	1,093,804	1,093,804	—	—	1,093,804
Time deposits	1,385,469	—	1,392,678	—	1,392,678
Other	4,106	4,106	—	—	4,106
Total deposits	$4,851,314	$3,465,845	$1,392,678	$—	$4,858,523

Short-term borrowings	$223,489	$—	$223,489	$—	$223,489
Long-term debt	783,136	—	841,234	—	841,234
Subordinated debentures/notes	80,250	—	85,245	—	85,245
Accrued interest payable – deposits	1,754	26	1,728	—	1,754
Accrued interest payable – debt/borrowings	1,478	14	1,464	—	1,478

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

	December 31, 2012
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$201,305	$201,305	$—	$—	$201,305
Investment securities	1,515,844	1,442	1,522,937	780	1,525,159
Accrued interest receivable - securities	6,122	—	6,122	—	6,122
Accrued interest receivable - loans	13,588	—	2	13,586	13,588
Mortgage loans held for sale	25,743	—	25,743	—	25,743
Mortgage IRLCs	372	—	372	—	372
Impaired loans carried at fair value	53,932	—	—	53,932	53,932
Other loans, net	4,314,738	—	—	4,348,705	4,348,705
Loans receivable, net	$4,394,785	$—	$26,115	$4,402,637	$4,428,752

Financial liabilities:
Noninterest bearing checking accounts	$1,137,290	$1,137,290	$—	—	$1,137,290
Interest bearing transactions accounts	1,088,617	1,088,617	—	—	1,088,617
Savings accounts	1,038,356	1,038,356	—	—	1,038,356
Time deposits	1,450,424	—	1,458,793	—	1,458,793
Other	1,345	1,345	—	—	1,345
Total deposits	$4,716,032	$3,265,608	$1,458,793	$—	$4,724,401

Short-term borrowings	$344,168	$—	$344,168	$—	$344,168
Long-term debt	781,658	—	861,466	—	861,466
Subordinated debentures/notes	80,250	—	79,503	—	79,503
Accrued interest payable – deposits	1,960	21	1,939	—	1,960
Accrued interest payable – debt/borrowings	1,499	8	1,491	—	1,499

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

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

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2013 and 2012:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at December 31, 2012	$(27,134)	$9,616	$—	$(17,518)
Other comprehensive loss before reclassifications	—	(22,916)	—	(22,916)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive loss	—	(22,916)	—	(22,916)
Ending balance at June 30, 2013	$(27,134)	$(13,300)	$—	$(40,434)

Beginning balance at December 31, 2011	$(20,954)	$12,673	$(550)	$(8,831)
Net current period other comprehensive income (loss)	412	604	259	1,275
Ending balance at June 30, 2012	$(20,542)	$13,277	$(291)	$(7,556)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at March 31, 2013	$(27,134)	$7,237	$—	$(19,897)
Other comprehensive loss before reclassifications	—	(20,537)	—	(20,537)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current period other comprehensive loss	—	(20,537)	—	(20,537)
Ending balance at June 30, 2013	$(27,134)	$(13,300)	$—	$(40,434)

Beginning balance at March 31, 2012	$(20,542)	$10,471	$(437)	$(10,508)
Net current period other comprehensive income (loss)	—	2,806	146	2,952
Ending balance at June 30, 2012	$(20,542)	$13,277	$(291)	$(7,556)

During the three-month and six-month periods ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and the uneven spread of positive impacts of the recovery on the economy, specifically in the real estate market and the credit market, either nationally or in the states in which Park and its subsidiaries do business, may be worse or slower than expected which could adversely impact the demand for loan, deposit and other financial services as well as loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the Securities and Exchange Commission including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report to Shareholders the ("2012 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. OREO totaled $35.7 million at both June 30, 2013 and December 31, 2012.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analysis. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Please see Note 15- Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2013 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. Please see Note 4 – Goodwill and Intangible Assets of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on intangible assets.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2013 and 2012

Summary Discussion of Results

Net income for the three months ended June 30, 2013 was $20.0 million, compared to $18.9 million for the second quarter of 2012. Net income available to common shareholders was $20.0 million for the second quarter of 2013, compared to $16.9 million (which is net of preferred share dividends and accretion) for the three months ended June 30, 2012. Preferred share dividends and the related accretion of the discount on the preferred shares, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, was $1.95 million for the second quarter in 2012. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. As a result of this repurchase, Park recorded a charge to retained earnings and a corresponding reduction to net income available to common shareholders of $1.6 million for the three-month and six-month periods ended June 30, 2012.

Diluted earnings per common share were $1.30 for the second quarter of 2013, compared to $1.10 for the second quarter of 2012. Weighted average diluted common shares outstanding were 15,411,981 for the three months ended June 30, 2013, compared to 15,405,902 diluted common shares for the second quarter of 2012.

Net income for the six months ended June 30, 2013 was $40.7 million, compared to $50.4 million for the first half of 2012. Net income available to common shareholders was $40.7 million for the first half of 2013, compared to $46.9 million (which is net of preferred share dividends and accretion) for the six months ended June 30, 2012. Preferred share dividends and the related accretion of the discount on the Series A Preferred Shares, was $3.4 million for the six months ended June 30, 2012.

Net income and net income available to common shareholders for the six months ended June 30, 2012 included a gain of $22.2 million ($14.4 million after-tax) from the sale of substantially all of the performing loans, operating assets and the liabilities of Vision Bank ("Vision"). Excluding the gain on sale of the Vision business, net income and net income available to common shareholders was $36.0 million and $32.5 million, respectively, for the six months ended June 30, 2012.

Diluted earnings per common share were $2.64 for the first half of 2013, compared to $3.05 for the first half of 2012. Excluding the gain on sale of the Vision business in the first half of 2012, diluted earnings per common share were $2.11. Weighted average diluted common shares outstanding were 15,411,986 for the six months ended June 30, 2013, compared to 15,409,690 diluted common shares for the first half of 2012.

Projection of Fiscal 2013 Results

The information below begins with Park's projected consolidated pre-tax, pre-provision income and incorporates a projected range for provision for loan losses, income before income tax, income taxes and net income for Park on a consolidated basis in 2013.

(In thousands)	Original projection for 2013		50% of midpoint	Six months YTD 2013	Current projection for 2013
Pre-tax, pre-provision income	$113,000	$131,000	$61,000	$55,600	$108,000	$114,000
Provision for loan losses	20,000	15,000	8,750	1,002	10,000	6,000
Income before income tax	$93,000	$116,000	$52,250	$54,598	$98,000	$108,000
Federal income taxes	23,250	30,160	13,353	13,854	24,300	27,600
Net income	$69,750	$85,840	$38,897	$40,744	$73,700	$80,400

The decline in the current projections of pre-tax, pre-provision income (from management's original projection) results from the continued low interest rate environment, resulting in lower than previously projected net interest income. Conversely, management currently projects that the provision for loan losses will be lower than originally projected as a result of positive credit experience at both The Park National Bank ("PNB") and SE Property Holdings, LLC ("SEPH"). See detailed segment information below.

First half of 2013 - Financial Results by Segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2013, for the first half of 2013, for the first half of 2012 and results for each of the fiscal years ended December 31, 2012 and 2011. Park's segments include PNB, Guardian Financial Services Company (“GFSC”), SEPH and "All Other" which primarily consists of Park as the "Parent Company."

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	2012	2011
PNB	$20,322	$19,940	$40,262	$45,044	$87,106	$106,851
GFSC	790	740	1,530	1,715	3,550	2,721
Park Parent Company	191	132	323	183	195	(1,595)
Ongoing operations	$21,303	$20,812	$42,115	$46,942	$90,851	$107,977
Vision Bank	—	—	—	—	—	(22,526)
SEPH	(1,269)	(102)	(1,371)	3,419	(12,221)	(3,311)
Total Park	$20,034	$20,710	$40,744	$50,361	$78,630	$82,140

The “Park Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results to be reflective of the business of Park and its subsidiaries on a going forward basis. The discussion below provides some additional information regarding the segments that make up the “Ongoing operations”, followed by additional information on SEPH.

Vision merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business to Centennial Bank (“Centennial”) on February 16, 2012. The sale of the Vision business in the first quarter of 2012 resulted in a pre-tax gain of $22.2 million ($14.4 million after-tax), which is included in the six months year-to-date 2012 SEPH results presented in the table above. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH assets consist primarily of performing and nonperforming loans and other real estate owned (“OREO”). This segment represents a run-off portfolio of the legacy Vision assets.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first and second quarters of 2013, for the first half of 2013, for the first half of 2012 and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	2012	2011
Net interest income	$51,736	$52,735	$104,471	$111,868	$221,758	$236,282
Provision for loan losses	2,122	3,130	5,252	8,428	16,678	30,220
Fee income	18,536	17,872	36,408	34,361	70,739	67,348
Security gains	—	—	—	—	—	23,634
Total other expense	40,408	40,324	80,732	75,316	156,516	146,235
Income before income taxes	$27,742	$27,153	$54,895	$62,485	$119,303	$150,809
Federal income taxes	7,420	7,213	14,633	17,441	32,197	43,958
Net income	$20,322	$19,940	$40,262	$45,044	$87,106	$106,851
Net income excluding security gains	$20,322	$19,940	$40,262	$45,044	$87,106	$91,489

The table below provides certain balance sheet information and financial ratios for PNB as of and for the six-months ended June 30, 2013, as of and for the year ended December 31, 2012 and as of and for the six-months ended June 30, 2012.

(In thousands)	June 30, 2013	Dec. 31, 2012	June 30, 2012	% change from 12/31/12	% change from 6/30/12
Loans	$4,441,617	$4,369,173	$4,281,430	1.66%	3.74%
Allowance for loan losses	52,694	53,131	56,288	(0.82)%	(6.39)%
Net loans	4,388,923	4,316,042	4,225,142	1.69%	3.88%
Investment Securities	1,342,868	1,579,889	1,686,475	(15.00)%	(20.37)%
Total assets	6,519,766	6,502,579	6,535,709	0.26%	(0.24)%
Average assets (YTD)	6,548,261	6,532,683	6,491,751	0.24%	0.87%
Deposits	4,943,735	4,814,107	4,917,327	2.69%	0.54%
Return on average assets *	1.24%	1.33%	1.40%	(6.77)%	(11.43)%
* Annualized for the six months ended June 30, 2013 and 2012.

Through the first six months of 2013, loan balances increased by $72.4 million, or an annualized 3.34%. Loans outstanding at June 30, 2013 of $4.44 billion represented an increase of $160 million, or 3.74%, compared to the loans outstanding of $4.28 billion at June 30, 2012. The $160 million increase in loans experienced at PNB over the last twelve months is related to continued growth in PNB's retained mortgage loan portfolio of approximately $58 million, growth in the consumer loan portfolio of approximately $56 million and increases in the commercial loan portfolio of approximately $46 million.

As noted above, PNB's allowance for loan losses has declined by $437,000, or 0.82%, to $52.7 million at June 30, 2013, compared to $53.1 million at December 31, 2012. The small decline in PNB's allowance for loan losses is due to continued improvement in the credit metrics across the PNB loan portfolio. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section below for additional information regarding the improvements in the credit metrics of PNB's loan portfolio.

PNB's investment securities portfolio has declined by $237.0 million, or 15.0%, over the course of the 2013 year, as PNB made a decision not to reinvest cash received from prepayments on certain of the investments in the securities portfolio. PNB's investment securities portfolio had a balance of $1.34 billion at June 30, 2013, compared to $1.58 billion and $1.69 billion at December 31, 2012 and June 30, 2012, respectively. Rather than re-investing these funds into investment securities with longer duration in the current low interest rate environment, PNB had $235.0 million in federal funds sold at June 30, 2013, compared to $36.9 million and $74.0 million of federal funds sold at December 31, 2012 and June 30, 2012, respectively.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first and second quarters of 2013, for the first half of 2013, for the first half of 2012 and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	2012	2011
Net interest income	$2,238	$2,133	$4,371	$4,516	$9,156	$8,693
Provision for loan losses	210	210	420	450	859	2,000
Fee income	(3)	2	(1)	—	—	—
Total other expense	810	786	1,596	1,427	2,835	2,506
Income before income taxes	$1,215	$1,139	$2,354	$2,639	$5,462	$4,187
Federal income taxes	425	399	824	924	1,912	1,466
Net income	$790	$740	$1,530	$1,715	$3,550	$2,721

The table below provides certain balance sheet information and financial ratios for GFSC as of and for the six-months ended June 30, 2013, as of and for the year ended December 31, 2012 and as of and for the six-months ended June 30, 2012.

(In thousands)	June 30, 2013	Dec. 31, 2012	June 30, 2012	% change from 12/31/12	% change from 6/30/12
Loans	$50,194	$50,082	$49,160	0.22%	2.10%
Allowance for loan losses	2,417	2,406	2,407	0.46%	0.42%
Net loans	47,777	47,676	46,753	0.21%	2.19%
Total assets	50,307	49,926	48,763	0.76%	3.17%
Average assets (YTD)	49,438	48,381	47,032	2.18%	5.12%
Return on average assets *	6.24%	7.34%	7.33%	(14.99)%	(14.87)%
* Annualized for the six months ended June 30, 2013 and 2012.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first and second quarters of 2013, for the first half of 2013, for the first half of 2012 and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	2012	2011
Net interest income	$1,085	$1,240	$2,325	$2,539	$4,742	$2,155
Provision for loan losses	—	—	—	—	—	—
Fee income	120	100	220	151	233	350
Total other expense	1,443	1,644	3,087	3,367	6,585	7,115
Loss before income taxes	$(238)	$(304)	$(542)	$(677)	$(1,610)	$(4,610)
Federal income tax (benefit)	(429)	(436)	(865)	(860)	(1,805)	(3,015)
Net income (loss)	$191	$132	$323	$183	$195	$(1,595)

The net interest income for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income includes interest expense related to the $35.3 million and $30.0 million of subordinated notes issued by Park to accredited investors in December 2009 and April 2012, respectively.

SEPH / Vision Bank

The table below reflects the results for SEPH for the first and second quarters of 2013, for the first half of 2013 and the first half of 2012. Also included below are the results for SEPH for the fiscal years ended December 31, 2012 and 2011. SEPH was formed in March 2011. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. Also included below are the results for Vision for the fiscal year ended December 31, 2011.

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	SEPH 2012	SEPH 2011	Vision 2011
Net interest income (expense)	$(347)	$(655)	$(1,002)	$1,485	$(341)	$(974)	$27,078
(Recovery of) Provision for loan losses	(1,659)	(3,011)	(4,670)	4,698	17,882	—	31,052
Fee income	645	831	1,476	449	(736)	(3,039)	1,422
Security gains	—	—	—	—	—	—	5,195
Gain on sale of Vision business	—	—	—	22,167	22,167	—	—
Total other expense	3,909	3,344	7,253	14,164	22,032	1,082	31,379
Income (loss) before income taxes	$(1,952)	$(157)	$(2,109)	$5,239	$(18,824)	$(5,095)	$(28,736)
Federal income taxes (benefit)	(683)	(55)	(738)	1,820	(6,603)	(1,784)	(6,210)
Net income (loss)	$(1,269)	$(102)	$(1,371)	$3,419	$(12,221)	$(3,311)	$(22,526)
Net income (loss) excluding gains	$(1,269)	$(102)	$(1,371)	$(10,990)	$(26,630)	$(3,311)	$(25,903)

SEPH financial results for the first six months of 2013 included net recoveries of $4.7 million. The net recoveries during the first half consisted of charge-offs of $1.4 million, offset by recoveries of $6.1 million. Fee income in the first six months of 2013 at SEPH of $1.5 million was primarily related to gains on the sale of OREO of $1.3 million and OREO valuation adjustments of $195,000.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information regarding charge-offs with respect to these loans as a percentage of the unpaid principal balance, as of June 30, 2013:

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$104,902	$61,686	$43,216	58.80%
Performing loans - retained by SEPH	3,402	208	3,194	6.11%
Total SEPH loan exposure	$108,304	$61,894	$46,410	57.15%

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of June 30, 2013 and March 31, 2013, showing the decline in legacy Vision assets at SEPH over the past quarter.

(In thousands)	SEPH 06/30/13	SEPH 03/31/13	Change from last quarter
Nonperforming loans - retained by SEPH	$43,216	$48,293	$(5,077)
OREO - retained by SEPH	21,389	21,705	(316)
Total nonperforming assets	$64,605	$69,998	$(5,393)
Performing loans - retained by SEPH	$3,194	$3,261	$(67)
Total SEPH - Legacy Vision assets	$67,799	$73,259	$(5,460)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first and second quarters of 2013, for the first half of 2013, for the first half of 2012 and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q2 2013	Q1 2013	Six months YTD 2013	Six months YTD 2012	2012	2011
Net interest income	$54,712	$55,453	$110,165	$120,408	$235,315	$273,234
Provision for loan losses	673	329	1,002	13,576	35,419	63,272
Fee income	19,298	18,805	38,103	34,961	70,236	66,081
Security gains	—	—	—	—	—	28,829
Gain on sale of Vision business	—	—	—	22,167	22,167	—
Total other expense	46,570	46,098	92,668	94,274	187,968	188,317
Income before income taxes	$26,767	$27,831	$54,598	$69,686	$104,331	$116,555
Federal income taxes	6,733	7,121	13,854	19,325	25,701	34,415
Net income	$20,034	$20,710	$40,744	$50,361	$78,630	$82,140
Net income excluding gains (1)	$20,034	$20,710	$40,744	$35,952	$64,221	$63,401
(1) Excludes the gain on sale of the Vision business for the year ended December 31, 2012 and the security gains for the year ended December 31, 2011.

Net Interest Income Comparison for the Second Quarter of 2013 and 2012

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $4.0 million, or 6.8%, to $54.7 million for the second quarter of 2013, compared to $58.7 million for the second quarter of 2012. The $4.0 million decrease was primarily due to the continued low interest rate environment.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the second quarter of 2013 with the same quarter in 2012.

	Three months ended June 30, 2013		Three months ended June 30, 2012
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,484,161	5.08%	$4,353,181	5.36%
Taxable investments	1,302,287	2.67%	1,685,019	3.29%
Tax exempt investments	1,390	7.09%	3,743	7.05%
Money market instruments	324,783	0.25%	92,854	0.25%
Interest earning assets	$6,112,621	4.31%	$6,134,797	4.71%

Interest bearing deposits	$3,738,039	0.36%	$3,761,781	0.51%
Short-term borrowings	232,156	0.23%	237,181	0.28%
Long-term debt	863,676	3.28%	918,932	3.47%
Interest bearing liabilities	$4,833,871	0.88%	$4,917,894	1.05%
Excess interest earning assets	$1,278,750		$1,216,903
Net interest spread		3.43%		3.66%
Net interest margin		3.61%		3.87%

Average interest earning assets for the second quarter of 2013 decreased by $22.2 million or 0.4% to $6,113 million, compared to $6,135 million for the second quarter of 2012. The average yield on interest earning assets decreased by 40 basis points to 4.31% for the second quarter of 2013, compared to 4.71% for the second quarter of 2012. While the low interest rate environment has contributed to the decline in the average yield on interest earning assets, Park's decision not to reinvest cash received from prepayments on certain of the investments in the investment securities portfolio has also had a significant impact. Rather than reinvesting these funds into investment securities with longer duration in the current low interest rate environment, Park had an average federal funds sold balance of $324.8 million for the three months ended June 30, 2013, compared to an average federal funds sold balance of $92.9 million for the three months ended June 30, 2012.

Average interest bearing liabilities for the second quarter of 2013 decreased by $84.0 million or 1.7% to $4,834 million, compared to $4,918 million for the second quarter of 2012. The average cost of interest bearing liabilities decreased by 17 basis points to 0.88% for the second quarter of 2013, compared to 1.05% for the second quarter of 2012.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $131 million, or 3.0%, to $4,484 million for the three months ended June 30, 2013, compared to $4,353 million for the second quarter of 2012. Period end loan balances as of June 30, 2013 and 2012 were $4,511 million and $4,387 million, respectively. The average yield on the loan portfolio decreased by 28 basis points to 5.08% for the second quarter of 2013, compared to 5.36% for the second quarter of 2012. The decrease in the average yield on the loan portfolio was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

Park's total loans outstanding at June 30, 2013 were $4,511 million, compared to $4,450 million at December 31, 2012, an increase of $61 million, or an annualized 2.7%. Loan balances at Park's Ohio-based bank subsidiary, PNB, have increased by $73 million to $4,442 million at June 30, 2013, compared to $4,369 million at December 31, 2012.

The average balance of taxable investment securities decreased by $383 million, or 22.7%, to $1,302 million for the second quarter of 2013, compared to $1,685 million for the second quarter of 2012. The average yield on taxable investment securities declined by 62 basis points to 2.67% for the second quarter of 2013, compared to 3.29% for the second quarter of 2012. As previously discussed, the decline in the average balance of investment securities is due to management's decision to not re-invest cash into investment securities with longer duration in the current low interest rate environment.

The average balance of tax exempt investment securities decreased by $2.3 million, or 62.2%, to $1.4 million for the second quarter of 2013, compared to $3.7 million for the second quarter of 2012. The tax equivalent yield on tax exempt investment securities was 7.09% for the second quarter of 2013 and 7.05% for the second quarter of 2012. Park has not purchased any tax exempt investment securities for the past several quarters.

The average balance of money market instruments increased by $231.9 million to $324.8 million for the second quarter of 2013, compared to $92.9 million for the second quarter of 2012. The average yield on money market instruments was 0.25% for both periods.

The amortized cost of total investment securities was $1,366 million at June 30, 2013, compared to $1,567 million at December 31, 2012. At June 30, 2013, the tax equivalent yield on Park’s investment portfolio was 2.52% and the remaining average life was estimated to be 5.4 years.

Average interest bearing deposit accounts decreased by $24 million or 0.6% to $3,738 million for the second quarter of 2013, compared to $3,762 million for the second quarter of 2012. The average interest rate paid on interest bearing deposits decreased by 15 basis points to 0.36% for the second quarter of 2013, compared to 0.51% for the second quarter last year.

Average total borrowings were $1,096 million for the three months ended June 30, 2013, compared to $1,156 million for the second quarter of 2012, a decrease of $60 million or 5.2%. The average interest rate paid on total borrowings was 2.64% for the second quarter of 2013, compared to 2.81% for the second quarter of 2012.

Net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 23 basis points to 3.43% for the second quarter of 2013, compared to 3.66% for the second quarter last year. Net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) declined by 26 basis points to 3.61% for the second quarter of 2013, compared to 3.87% for the second quarter of 2012.

Net Interest Income Comparison for the First Half of 2013 and 2012

Net interest income decreased by $10.2 million, or 8.5%, to $110.2 million for the first six months of 2013, compared to $120.4 million for the same period of 2012. The $10.2 million decrease was due to the sale of the Vision business during the first quarter of 2012 and the continued low interest rate environment. Net interest income (expense) for SEPH/Vision for the six months ended June 30, 2013 and 2012 was $(1.0 million) and $1.5 million, respectively.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first half of 2013 with the same period in 2012.

	Six months ended June 30, 2013		Six months ended June 30, 2012
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,461,361	5.10%	$4,419,128	5.44%
Taxable investments	1,363,753	2.80%	1,662,397	3.31%
Tax exempt investments	1,430	7.12%	3,893	7.05%
Money market instruments	292,433	0.25%	130,867	0.25%
Interest earning assets	$6,118,977	4.36%	$6,216,285	4.76%

Interest bearing deposits (2)	$3,742,810	0.37%	$3,826,632	0.53%
Short-term borrowings	238,888	0.23%	239,255	0.28%
Long-term debt	863,146	3.29%	908,315	3.42%
Interest bearing liabilities	$4,844,844	0.89%	$4,974,202	1.05%
Excess interest earning assets	$1,274,133		$1,242,083
Net interest spread		3.47%		3.71%
Net interest margin		3.66%		3.92%
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

Average interest earning assets for the first six months of 2013 decreased by $97 million or 1.6% to $6,119 million, compared to $6,216 million for the first six months of 2012. The average yield on interest earning assets decreased by 40 basis points to 4.36% for the first six months of 2013, compared to 4.76% for the first six months of 2012.

Average loans increased by $42 million or 1.0% to $4,461 million for the first half of 2013, compared to $4,419 million for the same period in 2012. The average yield on loans was 5.10% for the first half of 2013, compared to 5.44% for the same period in 2012.

Average investment securities, including money market instruments, were $1,658 million for the first six months of 2013, compared to $1,797 million for the first half of 2012. The average yield on taxable investment securities was 2.80% for the first half of 2013 and 3.31% for the first half of 2012 and the average tax equivalent yield on tax exempt securities was 7.12% in 2013 and 7.05% in 2012.

Average interest bearing liabilities decreased by $129 million or 2.6% to $4,845 million for the first half of 2013, compared to $4,974 million for the same period in 2012. The average cost of interest bearing liabilities was 0.89% for the first half of 2013, compared to 1.05% for the first six months of 2012.

Average interest bearing deposits decreased by $84 million or 2.2% to $3,743 million for the first six months of 2013, compared to $3,827 million for the first half of 2012. The average interest rate paid on interest bearing deposit accounts was 0.37% for the first half of 2013, compared to 0.53% for the first half of 2012.

Average total borrowings were $1,102 million for the first half of 2013, compared to $1,148 million for the first six months of 2012. The average interest rate paid on borrowings was 2.63% for the first half of 2013, compared to 2.77% for the same period in 2012.

The net interest spread was 3.47% for the first half of 2013 and 3.71% for the first half of 2012. The net interest margin decreased by 26 basis points to 3.66% for the six months ended June 30, 2013, compared to 3.92% for the first six months of 2012.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

(In thousands)	Average interest earning assets	Net interest income	Tax equivalent net interest margin
June 2012	$6,134,797	$58,680	3.87%
September 2012	$6,200,288	$58,016	3.75%
December 2012	$6,128,159	$56,891	3.72%
March 2013	$6,125,403	$55,453	3.70%
June 2013	$6,112,621	$54,712	3.61%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the six months ended June 30, 2013 and for the years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage of total earning assets	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - first six months	$4,461,361	$1,365,183	$292,433	$6,118,977
Percentage of total earning assets	72.91%	22.31%	4.78%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first six months of 2013 was $4,461 million, compared to $4,411 million for all of 2012.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments. Through the first six months of 2013, management decided not to reinvest a portion of cash available into investment securities with longer duration in the current low interest rate environment.

The following table shows the yield on average interest earning assets for the six months ended June 30, 2013 and for the years ended December 31, 2012, 2011 and 2010.

	Loans	Investments	Money Market Instruments	Total
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - first six months	5.10%	2.80%	0.25%	4.36%

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

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for loan losses for Park was $673,000 for the three months ended June 30, 2013, compared to $5.2 million for the same period in 2012. Net loan charge-offs for Park were $877,000 for the second quarter of 2013, compared to $6.5 million for the second quarter of 2012. Park's annualized ratio of net loan charge-offs to average loans was 0.08% for the three months ended June 30, 2013, compared to 0.60% for the same period in 2012.

The provision for loan losses for Park was $1.0 million for the six months ended June 30, 2013, compared to $13.6 million for the same period in 2012. Net loan charge-offs for Park were $1.4 million for the first six months of 2013, compared to $23.5 million for the same period of 2012. Net loan charge-offs for the first half of 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision portfolio to fair value prior to the merger of Vision with and into SEPH on February 16, 2012. Park's annualized ratio of net loan charge-offs to average loans was 0.06% for the six months ended June 30, 2013, compared to 1.07% for the same period in 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $5.7 million for the six months ended June 30, 2013, compared to $8.9 million for the same period in 2012. Net loan charge-offs for PNB and Guardian totaled $6.1 million for the first six months of 2013, compared to $7.9 million for the same period in 2012. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.28% for the six months ended June 30, 2013, compared to 0.38% for the same period in 2012.

The recovery of loan losses for SEPH was $4.7 million for the six months ended June 30, 2013, compared to the provision for loan losses of $4.7 million for the same period in 2012. Net loan recoveries for SEPH for the six months ended June 30, 2013 were $4.7 million. Net loan charge-offs for SEPH during the period February 16, 2012 through June 30, 2012, were $3.5 million.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. As a result, the loans included in both the performing and nonperforming portfolios were charged down to their fair value. The table below provides additional information regarding cumulative charge-offs as a percentage of unpaid principal balance, as of June 30, 2013.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$104,902	$61,686	$43,216	58.80%
Performing loans - retained by SEPH	3,402	208	3,194	6.11%
Total SEPH loan exposure	$108,304	$61,894	$46,410	57.15%

Park management obtains updated appraisal information for all nonperforming loans, including those held at SEPH, at least annually. As new appraisal information is received, management performs an evaluation of the appraisal and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at June 30, 2013, December 31, 2012 and June 30, 2012.

Park National Corporation - Allowance for Loan Losses
(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Total allowance for loan losses	$55,111	$55,537	$58,696
Specific reserves	7,466	8,276	10,946
General reserves	$47,645	$47,261	$47,750

Total loans	$4,510,716	$4,450,322	$4,386,851
Impaired commercial loans	126,080	137,238	170,224
Non-impaired loans	$4,384,636	$4,313,084	$4,216,627

Total allowance for loan losses to total loan ratio	1.22%	1.25%	1.34%
General reserves as a % of non-impaired loans	1.09%	1.10%	1.13%

The decline in general reserves as a percentage of non-impaired loans from 1.13% at June 30, 2012 to 1.09% at June 30, 2013 is primarily due to improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). The following table shows the trends in Park's Ohio - based operations commercial loan portfolio.

Commercial loans * (In thousands)	June 30, 2013	December 31, 2012	December 31, 2011
Pass rated	$2,248,378	$2,225,702	$2,131,007
Special Mention	44,333	49,275	66,254
Substandard	13,203	16,843	29,604
Impaired	84,531	89,365	95,109
Total	$2,390,445	$2,381,185	$2,321,974
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loans table above demonstrates the improvement experienced over the last 18 months in Park's Ohio commercial portfolio. Pass rated commercial loans have grown $117.4 million, or 5.5% since December 2011. Over this period, special mention loans have declined by $21.9 million, or 33.1%, and substandard loans have declined by $16.4 million, or 55.4%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these credit metrics have improved over the past 18 months, general reserves have declined.

Delinquent and accruing loan trends (includes all outstanding loans, consumer and commercial) for Park's Ohio-based operations have also improved over the past 18 months. Delinquent and accruing loans were $29.2 million or 0.65% of total loans at June 30, 2013, compared to $39.6 million (0.90%) at December 31, 2012 and $40.1 million (0.96%) at December 31, 2011.

Impaired commercial loans for Park's Ohio-based operations were $84.5 million as of June 30, 2013, a reduction from the balances of impaired loans of $89.4 million at December 31, 2012 and $95.1 million at December 31, 2011. Impaired commercial loans are individually evaluated for impairment and specific reserves are established and/or charge-offs are taken to cover incurred losses.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue. OREO results from taking possession of property used as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at June 30, 2013, December 31, 2012 and June 30, 2012.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$145,398	$155,536	$180,381
Accruing TDRs	22,413	29,800	27,250
Loans past due 90 days or more	1,502	2,970	1,870
Total nonperforming loans	$169,313	$188,306	$209,501

OREO – PNB	14,273	14,715	13,439
OREO – SEPH	21,389	21,003	24,985
Total nonperforming assets	$204,975	$224,024	$247,925

Percentage of nonaccrual loans to total loans	3.22%	3.49%	4.11%
Percentage of nonperforming loans to total loans	3.75%	4.23%	4.78%
Percentage of nonperforming assets to total loans	4.54%	5.03%	5.65%
Percentage of nonperforming assets to total assets	3.09%	3.37%	3.70%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At June 30, 2013, management deemed it appropriate to have $22.4 million of TDRs on accrual status, while the remaining $81.9 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During both the three-month and six-month periods ended June 30, 2013, Park removed the TDR classification on $2.9 million of loans that met the requirements discussed above.

Nonperforming assets for PNB and GFSC and for SEPH/Vision as of June 30, 2013, December 31, 2012 and June 30, 2012 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$102,182	$100,244	$107,749
Accruing TDRs	22,413	29,800	25,782
Loans past due 90 days or more	1,502	2,970	1,870
Total nonperforming loans	$126,097	$133,014	$135,401

OREO – PNB	14,273	14,715	13,439
Total nonperforming assets	$140,370	$147,729	$148,840

Percentage of nonaccrual loans to total loans	2.29%	2.28%	2.50%
Percentage of nonperforming loans to total loans	2.82%	3.03%	3.15%
Percentage of nonperforming assets to total loans	3.14%	3.36%	3.46%
Percentage of nonperforming assets to total assets	2.15%	2.27%	2.27%

SEPH/Vision - Nonperforming Assets

(In thousands)	June 30, 2013	December 31, 2012	June 30, 2012
Nonaccrual loans	$43,216	$55,292	$72,632
Accruing TDRs	—	—	1,468
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$43,216	$55,292	$74,100

OREO – SEPH	21,389	21,003	24,985
Total nonperforming assets	$64,605	$76,295	$99,085

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

As of June 30, 2013, Park had taken partial charge-offs of approximately $96.8 million related to the $126.1 million of commercial loans considered to be impaired, compared to charge-offs of approximately $105.1 million related to the $137.2 million of impaired commercial loans at December 31, 2012. The table below provides additional information related to the Park impaired commercial loans at June 30, 2013, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at June 30, 2013

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$121,326	$36,795	$84,531	$7,466	$77,065	63.52%
SEPH - CL&D loans	47,400	38,326	9,074	—	9,074	19.14%
SEPH - Other loans	54,145	21,670	32,475	—	32,475	59.98%
PRK totals	$222,871	$96,791	$126,080	$7,466	$118,614	53.22%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 48-month loss experience for the period ended December 31, 2012, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.66% of the principal balance of these loans. This annualized 48-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $31.9 million or 1.38% of the outstanding principal balance of other accruing commercial loans at June 30, 2013.

The overall reserve of 1.38% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.25%; special mention commercial loans are reserved at 5.10%; and substandard commercial loans are reserved at 11.64%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 48-month loss experience of 0.66% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 48 months. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At June 30, 2013, the coverage period within the consumer portfolio was approximately 1.58 years.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the allowance for loan losses in consideration of these factors. Such environmental factors include: national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment. Management continues to work to address weaknesses in those loans that may result in future loss. Actual loss experience may be more or less than the amount allocated.

Total Other Income

Total other income increased by $1.8 million to $19.3 million for the quarter ended June 30, 2013, compared to $17.5 million for the second quarter of 2012. For the six months ended June 30, 2013, total other income decreased $19.0 million to $38.1 million, compared to $57.1 million for the six months ended June 30, 2012. Excluding the gain on the sale of Vision, total other income increased $3.1 million to $38.1 million for the first half of 2013, compared to $35.0 million for the same period in 2012.

The following table is a summary of the changes in the components of total other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2013	2012	Change	2013	2012	Change
Income from fiduciary activities	$4,328	$4,044	$284	$8,404	$7,872	$532
Service charges on deposits	4,070	4,154	(84)	7,892	8,225	(333)
Other service income	3,352	3,417	(65)	7,337	6,151	1,186
Checkcard fee income	3,316	3,180	136	6,299	6,352	(53)
Bank owned life insurance income	1,254	1,184	70	2,456	2,386	70
ATM fees	677	536	141	1,304	1,144	160
OREO valuation adjustments	(600)	(2,648)	2,048	(199)	(4,007)	3,808
Gain on sale of OREO, net	1,633	2,203	(570)	1,857	3,248	(1,391)
Gain on sale of the Vision business	—	—	—	—	22,167	(22,167)
Miscellaneous	1,268	1,438	(170)	2,753	3,590	(837)
Total other income	$19,298	$17,508	$1,790	$38,103	$57,128	$(19,025)

The following table breaks out the change in total other income for the three and six months ended June 30, 2013 compared to June 30, 2012 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended change from 2012 to 2013			Six months ended change from 2012 to 2013
(In thousands)	Ohio based operations	SEPH/VB	Total	Ohio based operations	SEPH/VB	Total
Income from fiduciary activities	$284	$—	$284	$535	$(3)	$532
Service charges on deposits	(84)	—	(84)	(179)	(154)	(333)
Other service income	(41)	(24)	(65)	1,318	(132)	1,186
Checkcard fee income	136	—	136	65	(118)	(53)
Bank owned life insurance income	70	—	70	88	(18)	70
ATM fees	141	—	141	169	(9)	160
OREO valuation adjustments	238	1,810	2,048	308	3,500	3,808
Gain on sale of OREO, net	226	(796)	(570)	(597)	(794)	(1,391)
Gain on sale of the Vision business	—	—	—	—	(22,167)	(22,167)
Miscellaneous	(100)	(70)	(170)	408	(1,245)	(837)
Total other income	$870	$920	$1,790	$2,115	$(21,140)	$(19,025)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $284,000, or 7.0%, to $4.3 million for the three months ended June 30, 2013, compared to $4.0 million for the same period in 2012. Fiduciary fee income increased by $532,000, or 6.8%, to $8.4 million for the six months ended June 30, 2013, compared to $7.9 million for the same period in 2012. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2013 was $3,723 million, an increase of approximately 6.4% compared to the average for the six months ended June 30, 2012 of $3,499 million.

Service charges on deposits decreased by $84,000, or 2.0%, to $4.1 million for the three months ended June 30, 2013, compared to $4.2 million for the same period in 2012. For the six months ended June 30, 2013, service charges on deposits decreased by $333,000, or 4.0%, to $7.9 million for the six months ended June 30, 2013, compared to $8.2 million for the same period in 2012. This decrease was primarily attributable to a decline in non-sufficient funds (“NSF”) charges during the three-month and six-month periods ended June 30, 2013 compared to the same period in 2012.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $65,000, or 1.9%, to $3.35 million for the three months ended June 30, 2013, compared to $3.42 million for the same period in 2012. Other service income increased by $1.2 million, or 19.3%, to $7.34 million for the six months ended June 30, 2013, compared to $6.15 million for the same period in 2012. This increase was primarily due to an increase in originations of mortgage loans for sale into the secondary market during the first six months of 2013 compared to the same period in 2012.

For the three months ended June 30, 2013, OREO valuation adjustments decreased by $2.0 million, to $600,000, compared to $2.6 million for the same period in 2012. For the six months ended June 30, 2013, OREO valuation adjustments decreased by $3.8 million, to $199,000, compared to $4.0 million for the same period in 2012. The decrease was primarily related to fewer valuation adjustments at SEPH in 2013 related to legacy Vision assets.
For the three months ended June 30, 2013, gain on the sale of OREO, net, decreased by $570,000 to $1.63 million, compared to $2.20 million for the same period in 2012. For the six months ended June 30, 2013, gain on the sale of OREO, net, decreased by $1.4 million, to $1.86 million, compared to $3.25 million for the same period in 2012. Through the first half of 2013, total OREO sales were $14.2 million. These 2013 first half sales were related to properties that had a book value of $12.4 million. For the first half of 2012, total OREO sales were $15.3 million. These 2012 first half sales were related to properties that had a book value of $12.8 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2013	2012	Change	2013	2012	Change
Salaries and employee benefits	$24,679	$22,813	$1,866	$49,312	$47,636	$1,676
Occupancy expense	2,444	2,249	195	5,041	4,919	122
Furniture and equipment expense	2,981	2,727	254	5,588	5,348	240
Data processing fees	1,049	899	150	2,068	2,099	(31)
Professional fees and services	5,880	5,800	80	11,744	11,381	363
Amortization of intangibles	113	140	(27)	225	1,894	(1,669)
Marketing	953	705	248	1,801	1,548	253
Insurance	1,338	1,400	(62)	2,640	2,890	(250)
Communication	1,453	1,494	(41)	3,033	3,031	2
State taxes	928	933	(5)	1,856	1,922	(66)
Loan put provision	—	2,701	(2,701)	—	3,363	(3,363)
OREO expense	969	1,106	(137)	1,481	1,829	(348)
Miscellaneous	3,783	2,837	946	7,879	6,414	1,465
Total other expense	$46,570	$45,804	$766	$92,668	$94,274	$(1,606)

The following table breaks out the change in total other expense for the three and six months ended June 30, 2013, compared to June 30, 2012 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended change from 2012 to 2013			Six months ended change from 2012 to 2013
(In thousands)	Ohio based operations	SEPH/Vision	Total	Ohio based operations	SEPH/Vision	Total
Salaries and employee benefits	$1,831	$35	$1,866	$3,283	$(1,607)	$1,676
Occupancy expense	199	(4)	195	439	(317)	122
Furniture and equipment expense	246	8	254	303	(63)	240
Data processing fees	150	—	150	211	(242)	(31)
Professional fees and services	391	(311)	80	804	(441)	363
Amortization of intangibles	(27)	—	(27)	(54)	(1,615)	(1,669)
Marketing	248	—	248	275	(22)	253
Insurance	(56)	(6)	(62)	(107)	(143)	(250)
Communication	(1)	(40)	(41)	131	(129)	2
State taxes	(5)	—	(5)	(14)	(52)	(66)
Loan put provision	—	(2,701)	(2,701)	—	(3,363)	(3,363)
OREO expense	(86)	(51)	(137)	(16)	(332)	(348)
Miscellaneous	(32)	978	946	52	1,413	1,465
Total other expense	$2,858	$(2,092)	$766	$5,307	$(6,913)	$(1,606)

Salaries and employee benefits increased by $1.9 million, or 8.2%, to $24.7 million for the three months ended June 30, 2013, compared to $22.8 million for the same period in 2012. Salaries and employee benefits increased by $1.7 million, or 3.5%, to $49.3 million for the six months ended June 30, 2013, compared to $47.6 million for the same period in 2012. The increase through the first six months of 2013 is largely related to increased salary expense in Park's Ohio-based operations.

Professional fees and services increased by $363,000, or 3.2% to $11.7 million for the six months ended June 30, 2013, compared to $11.4 million for the first half of 2012. Professional fees and services increased by $804,000 for the Ohio-based operations and consisted of higher legal expenses and higher title appraisal expenses largely due to the increase in mortgage loan originations during the first six months of 2013. Offsetting this increase was a decline of $441,000 at SEPH, largely due to lower legal expenses.

Amortization of intangibles decreased by $1.7 million, or 88.1% to $225,000 for the first six months of 2013, compared to $1.9 million for the same period in 2012. This decrease was a result of accelerated intangible amortization in the first quarter of 2012 due to the sale of the Vision business. Management expects amortization expense will be approximately $112,000 for the remainder of 2013.

Miscellaneous other expense increased by $946,000, or 33.3%, to $3.8 million for the three months ended June 30, 2013, compared to $2.8 million for the same period in 2012. Miscellaneous other expense increased by $1.5 million, or 18.6%, to $7.9 million for the six months ended June 30, 2013, compared to $6.4 million for the same period in 2012. The increase was largely due to the establishment of reserves for ongoing litigation.

The table below provides information related to other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2012 and 2013 to date.

Other Expense - Quarterly 2012 and 2013
(In thousands)	PNB	GFSC	All Other	Vision	SEPH	Total PRK
Q1 2012	$38,056	$721	$1,528	$—	$8,165	$48,470
Q2 2012	37,260	706	1,839	—	5,999	45,804
Q3 2012	39,609	693	1,373	—	4,008	45,683
Q4 2012	41,591	715	1,845	—	3,860	48,011
Total 2012	$156,516	$2,835	$6,585	$—	$22,032	$187,968

Q1 2013	$40,324	$786	$1,644	$—	$3,344	$46,098
Q2 2013	$40,408	$810	$1,443	$—	$3,909	$46,570
YTD 2013	$80,732	$1,596	$3,087	$—	$7,253	$92,668

Income Tax

Federal income tax expense was $6.7 million for the second quarter of 2013, compared to $6.3 million for the second quarter of 2012. The effective federal income tax rate for the second quarter of 2013 was 25.2%, compared to 24.9% for the same period in 2012. Federal income tax expense was $13.9 million for the first six months of 2013, compared to $19.3 million for the same period in 2012. The effective federal income tax rate for the first six months of 2013 was 25.4%, compared to 27.7% for the same period in 2012. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for 2013 will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2013 and December 31, 2012

Changes in Financial Condition and Liquidity

Total assets decreased by $2.3 million, or 0.04%, to $6,640 million at June 30, 2013, compared to $6,643 million at December 31, 2012.

Total investment securities decreased by $237 million, or 15.0%, to $1,345 million at June 30, 2013, compared to $1,582 million at December 31, 2012. Money market instruments, included in cash and cash equivalents, increased by $199 million to $236 million at June 30, 2013, compared to $37 million at December 31, 2012. Loan balances increased by $61 million to $4,511 million at June 30, 2013, compared to $4,450 million at December 31, 2012.

Total liabilities increased by $9 million, or 0.2%, during the first six months of 2013 to $6,001 million at June 30, 2013, from $5,992 million at December 31, 2012.

Total deposits increased by $135 million, or 2.9%, to $4,851 million at June 30, 2013, compared to $4,716 million at December 31, 2012. The increase in deposits in the first six months of 2013 was largely related to an increase in interest bearing transaction accounts and savings accounts.

Short-term borrowings decreased by $121 million, or 35.2%, to $223 million at June 30, 2013, from $344 million at December 31, 2012. Long-term borrowings, including subordinated debentures and notes, increased by $1 million or 0.1% to $863 million at June 30, 2013, compared to $862 million at December 31, 2012.

Total shareholders’ equity decreased by $11.2 million, or 1.7%, to $639.2 million at June 30, 2013, from $650.4 million at December 31, 2012. Retained earnings increased by $11.8 million during the period as a result of net income of $40.7 million, offset by common share dividends of $29.0 million. Accumulated other comprehensive loss increased by $22.9 million to a loss of $40.4 million at June 30, 2013, compared to $17.5 million at December 31, 2012. This $22.9 million increase in the accumulated other comprehensive loss was related to an unrealized net holding loss in the investment portfolio of $22.9 million, net of taxes, as a result of the mark-to-market adjustment at June 30, 2013.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 67.93% at June 30, 2013, compared to 66.99% at December 31, 2012 and 65.42% at June 30, 2012. Cash and cash equivalents were $353.9 million at June 30, 2013, compared to $201.3 million at December 31, 2012 and $208.1 million at June 30, 2012. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

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

Capital Resources

Total shareholders’ equity at June 30, 2013 was $639.2 million, or 9.6% of total assets, compared to $650.4 million, or 9.8% of total assets, at December 31, 2012 and $660.6 million, or 9.9% of total assets, at June 30, 2012. Common equity, which is shareholders’ equity excluding the preferred stock, was $639.2 million at June 30, 2013, or 9.6% of total assets, compared to $650.4 million, or 9.8% of total assets, at December 31, 2012 and $660.6 million, or 9.9% of total assets, at June 30, 2012.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as shareholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.38% at June 30, 2013 and 9.17% at December 31, 2012. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.28% at June 30, 2013 and 13.12% at December 31, 2012. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.90% at June 30, 2013 and 15.77% at December 31, 2012.

PNB met the well capitalized ratio guidelines at June 30, 2013. The following table indicates the capital ratios for PNB and Park at June 30, 2013.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	7.05%	10.05%	11.91%
Park National Corporation	9.38%	13.28%	15.90%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2012 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2012. There were no significant changes in contractual obligations and commitments during the first six months of 2013.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2013	December 31, 2012
Loan commitments	$845,307	$815,585
Standby letters of credit	$21,206	$22,961

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

On page 41 (Table 30) of Park’s 2012 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,144 million or 18.84% of interest earning assets at December 31, 2012. At June 30, 2013, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $603 million or 9.87% of interest earning assets.

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

On page 42 of Park’s 2012 Annual Report, management reported that at December 31, 2012, the earnings simulation model projected that net income would increase by 1.1% using a rising interest rate scenario and decrease by 6.6% using a declining interest rate scenario over the next year. At June 30, 2013, the earnings simulation model projected that net income would decrease by 0.25% using a rising interest rate scenario and would decrease by 10.53% in a declining interest rate scenario. At June 30, 2013, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”), we included a detailed discussion of our risk factors. The following information updates one of our risk factors and should be read in conjunction with the risk factors disclosed in the 2012 Form 10-K. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described below or in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

In July 2013, Park's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including Park and PNB, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Park and the PNB on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on Park's or PNB's capital ratios.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2013. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2013	—	—	—	761,011
May 1 through May 31, 2013	—	—	—	761,011
June 1 through June 30, 2013	—	—	—	761,011
Total	—	—	—	761,011

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2005 Incentive Stock Option Plan (the “2005 Plan”) which was terminated on April 22, 2013, or the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") which became effective on April 22, 2013.

The 2005 Plan was adopted by the Board of Directors of Park on January 18, 2005 and was approved by the Park shareholders at the Annual Meeting of Shareholders on April 18, 2005. Under the 2005 Plan, 1,500,000 common shares were authorized for delivery upon the exercise of incentive stock options granted under the 2005 Plan. All of the common shares delivered upon the exercise of incentive stock options granted under the 2005 Plan were to be treasury shares. As of April 22, 2013, the date on which the 2005 Plan was terminated as discussed below, there were no incentive stock options outstanding and 1,500,000 common shares were available for future grants.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The 2013 Incentive Plan replaces the 2005 Plan as well as the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors' Stock Plan”), each of which terminated following the approval of the 2013 Incentive Plan by Park's shareholders. From and after April 22, 2013, no further awards may be granted by Park under the 2005 Plan or the Directors' Stock Plan.

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012; (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2013 and 2012 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2013 and 2012 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six-months ended June 30, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 02, 2013	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: August 02, 2013	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer and
Treasurer