Form 10-Q
period 2013-09-30
PARK NATIONAL CORP /OH/
filed 2013-11-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 Yes   ☐   No   ☒

15,422,510 Common shares, no par value per share, outstanding at November 1, 2013.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$135,440	$164,120
Money market instruments	179,434	37,185
Cash and cash equivalents	314,874	201,305
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,166,888 and $1,099,658 at September 30, 2013 and December 31, 2012, respectively)	1,129,483	1,114,454
Securities held-to-maturity, at amortized cost (fair value of $199,941 and $410,705 at September 30, 2013 and December 31, 2012, respectively)	193,997	401,390
Other investment securities	65,907	65,907
Total investment securities	1,389,387	1,581,751
Loans	4,573,537	4,450,322
Allowance for loan losses	(57,894)	(55,537)
Net loans	4,515,643	4,394,785
Bank owned life insurance	168,156	161,069
Goodwill and other intangible assets	72,334	72,671
Premises and equipment, net	56,116	53,751
Other real estate owned	35,412	35,718
Accrued interest receivable	17,954	19,710
Mortgage loan servicing rights	9,132	7,763
Other	126,883	114,280
Total assets	$6,705,891	$6,642,803

Liabilities and Stockholders' Equity:
Deposits:
Noninterest bearing	$1,109,194	$1,137,290
Interest bearing	3,741,498	3,578,742
Total deposits	4,850,692	4,716,032
Short-term borrowings	272,505	344,168
Long-term debt	809,336	781,658
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	3,196	3,459
Other	57,167	66,870
Total liabilities	$6,073,146	$5,992,437

COMMITMENTS AND CONTINGENCIES
Stockholders' equity:
Common shares (No par value; 20,000,000 shares authorized; 16,150,952 shares issued at September 30, 2013 and 16,150,987 shares issued at December 31, 2012)	$302,652	$302,654
Retained earnings	457,917	441,605
Treasury stock (738,989 shares at September 30, 2013 and at December 31, 2012)	(76,375)	(76,375)
Accumulated other comprehensive loss, net of taxes	(51,449)	(17,518)
Total stockholders' equity	632,745	650,366
Total liabilities and stockholders’ equity	$6,705,891	$6,642,803
SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income:

Interest and fees on loans	$56,337	$58,269	$168,500	$176,967

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	8,880	12,187	27,795	39,565
Obligations of states and political subdivisions	7	33	40	121

Other interest income	186	129	546	289
Total interest and dividend income	65,410	70,618	196,881	216,942

Interest expense:

Interest on deposits:
Demand and savings deposits	422	636	1,391	1,992
Time deposits	2,729	3,757	8,719	12,517

Interest on borrowings:
Short-term borrowings	132	168	410	506
Long-term debt	7,167	8,041	21,236	23,503

Total interest expense	10,450	12,602	31,756	38,518

Net interest income	54,960	58,016	165,125	178,424

Provision for loan losses	2,498	16,655	3,500	30,231
Net interest income after provision for loan losses	52,462	41,361	161,625	148,193

Other income:
Income from fiduciary activities	4,139	4,019	12,543	11,891
Service charges on deposit accounts	4,255	4,244	12,147	12,469
Other service income	3,391	4,017	10,728	10,168
Checkcard fee income	3,326	3,038	9,625	9,390
Bank owned life insurance income	1,311	1,184	3,767	3,570
ATM fees	705	565	2,009	1,709
OREO valuation adjustments	(2,030)	(425)	(2,229)	(4,432)
Gain on sale of OREO, net	895	138	2,752	3,386
Gain on sale of the Vision Bank business	—	—	—	22,167
Miscellaneous	1,404	1,299	4,157	4,889
Total other income	17,396	18,079	55,499	75,207

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other expense:
Salaries and employee benefits	$25,871	$24,255	$75,183	$71,891
Occupancy expense	2,348	2,303	7,389	7,222
Furniture and equipment expense	2,639	2,666	8,227	8,014
Data processing fees	1,042	904	3,110	3,003
Professional fees and services	5,601	6,040	17,345	17,421
Amortization of intangibles	112	139	337	2,033
Marketing	863	924	2,664	2,472
Insurance	1,174	1,408	3,814	4,298
Communication	1,268	1,470	4,301	4,501
State taxes	929	933	2,785	2,855
Loan put provision	—	(154)	—	3,209
OREO expense	687	661	2,168	2,489
Miscellaneous	2,181	4,134	10,060	10,549
Total other expense	44,715	45,683	137,383	139,957

Income before income taxes	25,143	13,757	79,741	83,443

Federal income taxes	6,114	1,775	19,968	21,100

Net income	19,029	11,982	59,773	62,343

Preferred share dividends and accretion	—	—	—	3,425

Net income available to common shareholders	$19,029	$11,982	$59,773	$58,918

Earnings per Common Share:
Net income available to common shareholders
Basic	$1.23	$0.78	$3.88	$3.82
Diluted	$1.23	$0.78	$3.88	$3.82

Weighted average common shares outstanding
Basic	15,411,972	15,405,894	15,411,981	15,405,902
Diluted	15,411,972	15,405,894	15,411,981	15,409,186

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$19,029	$11,982	$59,773	$62,343

Other comprehensive income (loss), net of tax:
Change in funded status of pension plan, net of income taxes of $222 for the nine months ended September 30, 2012	—	—	—	412
Unrealized net holding gain on cash flow hedge, net of income taxes of $77 for the three months ended September 30, 2012 and $216 for the nine months ended September 30, 2012	—	142	—	401
Unrealized net holding (loss) gain on securities available-for-sale, net of income tax (benefit) of $(5,931) and $464 for the three months ended September 30, 2013 and 2012, and $(18,270) and $790 for the nine months ended September 30, 2013 and 2012, respectively	(11,015)	864	(33,931)	1,468
Other comprehensive income (loss)	$(11,015)	$1,006	$(33,931)	$2,281

Comprehensive income	$8,014	$12,988	$25,842	$64,624

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Stockholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2011	$98,146	$305,499	$424,557	$(77,007)	$(8,831)
Net Income			62,343
Other comprehensive income, net of tax:
Change in funded status of pension plan, net of income taxes of $222					412
Unrealized net holding gain on cash flow hedge, net of income taxes of $216					401
Unrealized net holding gain on securities available-for-sale, net of income tax of $790					1,468
Cash dividends on common stock at $2.82 per share			(43,445)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Common shares warrant repurchased		(2,843)
Preferred shares repurchased	(100,000)
Accretion of discount on preferred shares	1,854		(1,854)
Preferred share dividends			(1,571)
Balance at September 30, 2012	$—	$302,654	$440,030	$(77,007)	$(6,550)

Balance at December 31, 2012	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			59,773
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(18,270)					(33,931)
Cash dividends on common shares at $2.82 per share			(43,461)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Balance at September 30, 2013	$—	$302,652	$457,917	$(76,375)	$(51,449)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$59,773	$62,343

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,500	30,231
Loan put provision	—	3,209
Other than temporary impairment on investment securities	17	54
Amortization of loan fees and costs, net	2,547	1,340
Depreciation	5,366	5,175
Amortization of core deposit intangibles	337	2,033
Amortization/(accretion) of investment securities, net	11	(284)
Amortization of prepayment penalty on long-term debt	3,618	—
Loan originations to be sold in secondary market	(283,919)	(292,947)
Proceeds from sale of loans in secondary market	303,091	278,599
Gain on sale of loans in secondary market	3,612	5,062
OREO valuation adjustments	2,229	4,432
Bank owned life insurance income	(3,767)	(3,570)

Changes in assets and liabilities:
Increase in other assets	(3,440)	(17,460)
Decrease in other liabilities	(9,967)	(6,580)

Net cash provided by operating activities	$83,008	$71,637

Investing activities:
Proceeds from sales of Federal Home Loan Bank stock	—	1,697
Proceeds from calls and maturity of:
Available-for-sale securities	365,637	603,889
Held-to-maturity securities	207,393	525,681
Purchases of:
Available-for-sale securities	(432,895)	(765,636)
Held-to-maturity securities	—	(258,061)
Net loan originations, portfolio loans	(140,839)	(108,865)
Sale of assets/liabilities related to Vision Bank	—	(144,436)
Purchases of bank owned life insurance, net	(4,600)	(2,500)
Purchases of premises and equipment, net	(7,731)	(5,850)

Net cash used in investing activities	$(13,035)	$(154,081)

Financing activities:
Net increase in deposits	$134,660	$327,963
Net (decrease) increase in short-term borrowings	(71,663)	12,314

Repayment of long-term debt	(25,940)	(15,514)
Proceeds from issuance of long-term debt	50,000	30,000
Cash payment for repurchase of common share warrant from U.S. Treasury	—	(2,843)
Repurchase of preferred shares from U.S. Treasury	—	(100,000)
Cash dividends paid on common shares and preferred shares	(43,461)	(45,667)

Net cash provided by financing activities	$43,596	$206,253

Increase in cash and cash equivalents	113,569	123,809

Cash and cash equivalents at beginning of year	201,305	157,486

Cash and cash equivalents at end of period	$314,874	$281,295

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$32,019	$38,875

Income taxes	$12,000	$7,000

Loans transferred to OREO	$17,591	$16,295

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2013.

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

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date, determining no events required additional disclosure in these consolidated condensed financial statements.

Note 2 – Recent Accounting Pronouncements

Adoption of New Accounting Pronouncements:

No. 2012-02 Testing Indefinite-Lived Intangible Assets for Impairment: In July 2012, FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (ASU 2012-02). The ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. The new guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have an impact on Park's consolidated financial statements.

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

ASU 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments will not have a material impact on Park’s consolidated financial statements.

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

Subsequent to the transactions contemplated by the Vision Agreement, Vision was left with approximately $22 million of performing loans (including mortgage loans held for sale) and non-performing loans with a fair value of $88 million. Park recorded a pre-tax gain, net of expenses directly related to the sale, of approximately $22.2 million, resulting from the transactions contemplated by the Vision Agreement. The pre-tax gain, net of expense, is summarized in the table below:

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

Note 4 – Goodwill and Intangible Assets

The following table shows the activity in goodwill and core deposit intangibles for the first nine months of 2013.

(in thousands)	Goodwill	Core Deposit Intangibles	Total
December 31, 2012	$72,334	$337	$72,671
Amortization	—	337	337
September 30, 2013	$72,334	$—	$72,334

The core deposit intangibles were amortized to expense principally on the straight-line method, over a period of six years. These intangibles became fully amortized during the third quarter of 2013 and there is no remaining intangible asset subject to amortization.

Note 5 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013			December 31, 2012
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$806,864	$3,236	$810,100	$823,927	$2,976	$826,903
Commercial real estate *	1,115,226	3,888	1,119,114	1,092,164	3,839	1,096,003
Construction real estate:
SEPH commercial land and development *	7,611	14	7,625	15,105	37	15,142
Remaining commercial	103,866	256	104,122	115,473	331	115,804
Mortgage	27,516	77	27,593	26,373	81	26,454
Installment	7,424	25	7,449	8,577	33	8,610
Residential real estate:
Commercial	401,894	907	402,801	392,203	959	393,162
Mortgage	1,135,632	1,789	1,137,421	1,064,787	1,399	1,066,186
HELOC	212,289	816	213,105	212,905	892	213,797
Installment	36,131	137	36,268	43,750	176	43,926
Consumer	715,763	2,564	718,327	651,930	2,835	654,765
Leases	3,321	49	3,370	3,128	29	3,157
Total loans	$4,573,537	$13,758	$4,587,295	$4,450,322	$13,587	$4,463,909
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of September 30, 2013 and December 31, 2012:

	September 30, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$16,965	$2,916	$—	$19,881
Commercial real estate	38,405	2,604	204	41,213
Construction real estate:
SEPH commercial land and development	6,517	—	—	6,517
Remaining commercial	13,130	2,476	—	15,606
Mortgage	75	98	—	173
Installment	39	182	—	221
Residential real estate:
Commercial	33,343	1,134	—	34,477
Mortgage	21,607	11,434	711	33,752
HELOC	1,863	879	—	2,742
Installment	943	989	3	1,935
Consumer	3,583	1,761	778	6,122
Total loans	$136,470	$24,473	$1,696	$162,639

	December 31, 2012
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$17,324	$5,277	$37	$22,638
Commercial real estate	40,983	3,295	1,007	45,285
Construction real estate:
SEPH commercial land and development	13,939	—	—	13,939
Remaining commercial	14,977	6,597	—	21,574
Mortgage	158	100	—	258
Installment	149	175	—	324
Residential real estate:
Commercial	33,961	1,661	94	35,716
Mortgage	28,260	9,425	950	38,635
HELOC	1,689	736	—	2,425
Installment	1,670	780	54	2,504
Consumer	2,426	1,900	888	5,214
Total loans	$155,536	$29,946	$3,030	$188,512

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$19,881	$19,871	$10	$22,601	$22,587	$14
Commercial real estate	41,009	41,009	—	44,278	44,278	—
Construction real estate:
SEPH commercial land and development	6,517	6,489	28	13,939	13,260	679
Remaining commercial	15,606	15,606	—	21,574	21,574	—
Mortgage	173	—	173	258	—	258
Installment	221	—	221	324	—	324
Residential real estate:
Commercial	34,477	34,477	—	35,622	35,622	—
Mortgage	33,041	—	33,041	37,685	—	37,685
HELOC	2,742	—	2,742	2,425	—	2,425
Installment	1,932	—	1,932	2,450	—	2,450
Consumer	5,344	799	4,545	4,326	18	4,308
Total loans	$160,943	$118,251	$42,692	$185,482	$137,339	$48,143

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2013 and December 31, 2012.

	September 30, 2013			December 31, 2012
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$25,979	$15,556	$—	$23,782	$14,683	$—
Commercial real estate	56,433	33,657	—	56,258	35,097	—
Construction real estate:
SEPH commercial land and development	31,362	6,489	—	56,075	12,740	—
Remaining commercial	25,349	11,380	—	29,328	14,093	—
Residential real estate:
Commercial	38,888	32,356	—	39,918	31,957	—
Consumer	799	799	—	18	18	—

With an allowance recorded:
Commercial, financial and agricultural	8,602	4,315	1,728	12,268	7,904	3,180
Commercial real estate	7,425	7,352	5,906	11,412	9,181	1,540
Construction real estate:
SEPH commercial land and development	—	—	—	1,271	520	—
Remaining commercial	4,267	4,226	1,221	8,071	7,481	2,277
Residential real estate:
Commercial	2,471	2,121	442	3,944	3,665	1,279
Consumer	—	—	—	—	—	—
Total	$201,575	$118,251	$9,297	$242,345	$137,339	$8,276

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2013 and December 31, 2012, there were $78.5 million and $96.9 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.8 million and $8.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2013 and December 31, 2012 of $9.3 million and $8.3 million, respectively. These loans with specific reserves had a recorded investment of $18.0 million and $28.8 million as of September 30, 2013 and December 31, 2012, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis. The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(In thousands)	Recorded investment as of September 30, 2013	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2012	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$19,871	$20,803	$124	$22,103	$35,720	$100
Commercial real estate	41,009	41,417	329	42,978	43,499	351
Construction real estate:
SEPH commercial land and development	6,489	7,579	—	13,261	14,991	—
Remaining commercial	15,606	17,249	136	27,418	28,400	411
Residential real estate:
Commercial	34,477	34,860	115	36,583	37,121	233
Consumer	799	799	—	19	19	—
Total	$118,251	$122,707	$704	$142,362	$159,750	$1,095

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
(In thousands)	Recorded investment as of September 30, 2013	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2012	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$19,871	$21,182	$334	$22,103	$38,989	$410
Commercial real estate	41,009	41,642	844	42,978	45,026	845
Construction real estate:
SEPH commercial land and development	6,489	9,722	—	13,261	18,481	—
Remaining commercial	15,606	19,118	548	27,418	28,633	861
Residential real estate:
Commercial	34,477	35,531	357	36,583	40,199	398
Consumer	799	561	—	19	19	1
Total	$118,251	$127,756	$2,083	$142,362	$171,347	$2,515

The following tables present the aging of the recorded investment in past due loans as of September 30, 2013 and December 31, 2012 by class of loan.

	September 30, 2013
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$3,004	$13,424	$16,428	$793,672	$810,100
Commercial real estate	421	16,980	17,401	1,101,713	1,119,114
Construction real estate:
SEPH commercial land and development	—	5,540	5,540	2,085	7,625
Remaining commercial	396	4,463	4,859	99,263	104,122
Mortgage	234	75	309	27,284	27,593
Installment	99	15	114	7,335	7,449
Residential real estate:
Commercial	339	4,675	5,014	397,787	402,801
Mortgage	12,750	11,817	24,567	1,112,854	1,137,421
HELOC	636	501	1,137	211,968	213,105
Installment	429	239	668	35,600	36,268
Consumer	10,143	3,832	13,975	704,352	718,327
Leases	—	—	—	3,370	3,370
Total loans	$28,451	$61,561	$90,012	$4,497,283	$4,587,295
* Includes $1.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

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

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2013 and December 31, 2012 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2013 and December 31, 2012 for all commercial loans:

	September 30, 2013
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$18,956	$710	$19,881	$770,553	$810,100
Commercial real estate *	16,975	1,047	41,009	1,060,083	1,119,114
Construction real estate:
SEPH commercial land and development *	370	—	6,517	738	7,625
Remaining commercial	4,818	2	15,606	83,696	104,122
Residential real estate:
Commercial	7,738	555	34,477	360,031	402,801
Leases	—	—	—	3,370	3,370
Total Commercial Loans	$48,857	$2,314	$117,490	$2,278,471	$2,447,132
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

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the period ended September 30, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month and nine-month periods ended September 30, 2013, Park removed the TDR classification on $728,000 and $3.6 million, respectively, of loans that met the requirements discussed above.

At September 30, 2013 and December 31, 2012, there were $78.5 million and $84.7 million, respectively, of TDRs included in nonaccrual loan totals. At September 30, 2013 and December 31, 2012, $57.2 million and $52.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2013 and December 31, 2012, there were $24.5 million and $29.9 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future. At September 30, 2013 and December 31, 2012, Park had commitments to lend $6.9 million and $5.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at September 30, 2013 and December 31, 2012 was $7.7 million and $5.6 million, respectively. Modifications made in 2012 and 2013 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $474,000 and $745,000 were recorded during the three-month and nine-month periods ending September 30, 2013, respectively, as a result of TDRs identified in the 2013 year. Additional specific reserves of $167,000 and

$1.2 million were recorded during the three-month and nine-month periods ending September 30, 2012, respectively, as a result of TDRs identified in the 2012 year.

The terms of certain other loans were modified during the nine-month periods ended September 30, 2013 and September 30, 2012 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2013 and September 30, 2012 of $541,000 and $2.1 million, respectively. The modification of these loans: (1) involved a modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2013 and September 30, 2012 of $19.6 million and $20.5 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, as well as the recorded investment of these contracts at September 30, 2013 and September 30, 2012. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended September 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$2,806	$678	$3,484
Commercial real estate	9	—	5,671	5,671
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	15	—	15
Residential real estate:
Commercial	—	—	—	—
Mortgage	8	120	393	513
HELOC	6	129	—	129
Installment	5	52	41	93
Consumer	76	419	208	627
Total loans	112	$3,541	$6,991	$10,532

	Three Months Ended September 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$121	$418	$539
Commercial real estate	2	—	257	257
Construction real estate:
SEPH commercial land and development	2	—	60	60
Remaining commercial	3	—	369	369
Mortgage	2	101	85	186
Installment	6	177	97	274
Residential real estate:
Commercial	5	—	610	610
Mortgage	82	3,780	2,000	5,780
HELOC	43	718	143	861
Installment	48	675	271	946
Consumer	526	2,047	895	2,942
Total loans	731	$7,619	$5,205	$12,824

Of those loans which were modified during the three-month period ended September 30, 2013, $751,000 were on nonaccrual status as of December 31, 2012, but were not classified as TDRs. Of those loans which were modified during the three-month period ended September 30, 2012, $1.2 million were on nonaccrual status as of December 31, 2011, but were not classified as TDRs.

	Nine Months Ended September 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	21	$2,813	$1,052	$3,865
Commercial real estate	16	—	6,635	6,635
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	403	—	403
Mortgage	—	—	—	—
Installment	3	15	24	39
Residential real estate:
Commercial	14	—	2,574	2,574
Mortgage	41	1,513	1,616	3,129
HELOC	13	222	—	222
Installment	12	118	75	193
Consumer	251	754	287	1,041
Total loans	373	$5,838	$12,263	$18,101

	Nine Months Ended September 30, 2012
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	28	$2,195	$1,910	$4,105
Commercial real estate	22	1,823	3,432	5,255
Construction real estate:
SEPH commercial land and development	6	—	887	887
Remaining commercial	13	3,695	6,561	10,256
Mortgage	2	101	85	186
Installment	6	177	97	274
Residential real estate:
Commercial	10	—	871	871
Mortgage	97	4,006	4,361	8,367
HELOC	43	718	143	861
Installment	51	675	440	1,115
Consumer	527	2,138	895	3,033
Total loans	805	$15,528	$19,682	$35,210

Of those loans which were modified during the nine-month period ended September 30, 2013, $3.2 million were on nonaccrual status as of December 31, 2012, but were not classified as TDRs. Of those loans which were modified during the nine-month period ended September 30, 2012, $7.2 million were on nonaccrual status as of December 31, 2011, but were not classified as TDRs.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$554	10	$4,800
Commercial real estate	4	634	6	1,224
Construction real estate:
SEPH commercial land and development	—	—	6	2,435
Remaining commercial	—	—	6	2,172
Mortgage	—	—	1	85
Installment	—	—	1	16
Residential real estate:
Commercial	3	2,293	4	1,201
Mortgage	21	1,645	32	2,657
HELOC	—	—	8	92
Installment	7	149	8	227
Consumer	58	328	129	796
Leases	—	—	—	—
Total loans	100	$5,603	211	$15,705

Of the $5.6 million in modified TDRs which defaulted during the three months ended September 30, 2013, $376,000 were accruing loans and $5.2 million were nonaccrual loans. Of the $15.7 million in modified TDRs which defaulted during the three months ended September 30, 2012, $91,000 were accruing loans and $15.6 million were nonaccrual loans.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	12	$977	13	$4,935
Commercial real estate	5	670	7	1,936
Construction real estate:
SEPH commercial land and development	1	14	6	2,435
Remaining commercial	—	—	7	2,275
Mortgage	—	—	1	85
Installment	1	11	2	43
Residential real estate:
Commercial	9	2,906	4	1,201
Mortgage	25	2,024	36	3,016
HELOC	—	—	9	104
Installment	7	149	10	312
Consumer	68	411	154	898
Leases	—	—	—	—
Total loans	128	$7,162	249	$17,240

Of the $7.2 million in modified TDRs which defaulted during the nine months ended September 30, 2013, $496,000 were accruing loans and $6.7 million were nonaccrual loans. Of the $17.2 million in modified TDRs which defaulted during the nine months ended September 30, 2012, $362,000 were accruing loans and $16.9 million were nonaccrual loans.

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

Management extended the historical loss calculation period from 48 months to 54 months during the third quarter of 2013, incorporating net charge-offs plus changes in specific reserves through June 30, 2013. This update was completed mid-year due to the significant decline in net charge-offs plus changes in specific reserves that have been experienced beginning in the first quarter of 2012 through June 30, 2013. As part of this mid-year historical loss update, management determined that it was appropriate to more heavily weight those years with higher losses in the historical loss calculation. Given the continued uncertainty in the current economic environment, management did not feel that it was appropriate to continue to apply equal percentages to each of the years in the historical loss calculation. Specifically, rather than applying equal percentages to each year in the historical loss calculation, management applied more weight to the 2009-2011 periods compared to the 2012 and 2013 periods. The impact of the change resulted in general reserves as a percentage of performing loans of 1.09% at September 30, 2013, which was consistent with the 1.09% at June 30, 2013.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2013 and September 30, 2012 is summarized below.

	Three Months Ended September 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111
Charge-offs	3,297	457	100	725	709	—	5,288
Recoveries	216	358	4,026	620	353	—	5,573
Net charge-offs/(recoveries)	3,081	99	(3,926)	105	356	—	(285)
Provision / (releases)	1,741	4,611	(4,704)	(942)	1,792	—	2,498
Ending balance	$14,051	$15,537	$6,354	$13,600	$8,352	$—	$57,894

	Three Months Ended September 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,220	$11,956	$11,693	$13,806	$6,021	$—	$58,696
Charge-offs	16,515	953	2,969	1,159	1,282	—	22,878
Recoveries	215	164	690	1,421	602	—	3,092
Net charge-offs / (recoveries)	16,300	789	2,279	(262)	680	—	19,786
Provision / (releases)	14,746	(294)	1,596	(179)	786	—	16,655
Ending balance	$13,666	$10,873	$11,010	$13,889	$6,127	$—	$55,565

	Nine Months Ended September 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	6,781	1,533	1,771	2,047	3,503	—	15,635
Recoveries	1,133	620	5,874	5,260	1,604	1	14,492
Net charge-offs/(recoveries)	5,648	913	(4,103)	(3,213)	1,899	(1)	1,143
Provision / (releases)	4,064	4,714	(4,590)	(4,372)	3,685	(1)	3,500
Ending balance	$14,051	$15,537	$6,354	$13,600	$8,352	$—	$57,894

	Nine Months Ended September 30, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,950	$15,539	$14,433	$15,692	$5,830	$—	$68,444
Charge-offs	26,476	6,822	8,298	6,782	3,531	—	51,909
Recoveries	807	503	2,456	3,217	1,816	—	8,799
Net charge-offs	25,669	6,319	5,842	3,565	1,715	—	43,110
Provision	22,385	1,653	2,419	1,762	2,012	—	30,231
Ending balance	$13,666	$10,873	$11,010	$13,889	$6,127	$—	$55,565

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2013 and December 31, 2012, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2013 and December 31, 2012, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2012 Annual Report).

The composition of the allowance for loan losses at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,728	$5,906	$1,221	$442	$—	$—	$9,297
Collectively evaluated for impairment	12,323	9,631	5,133	13,158	8,352	—	48,597
Total ending allowance balance	$14,051	$15,537	$6,354	$13,600	$8,352	$—	$57,894

Loan balance:
Loans individually evaluated for impairment	$19,861	$41,003	$22,088	$34,474	$799	$—	$118,225
Loans collectively evaluated for impairment	787,003	1,074,223	124,329	1,751,472	714,964	3,321	4,455,312
Total ending loan balance	$806,864	$1,115,226	$146,417	$1,785,946	$715,763	$3,321	$4,573,537

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	8.70%	14.40%	5.53%	1.28%	—	—	7.86%
Loans collectively evaluated for impairment	1.57%	0.90%	4.13%	0.75%	1.17%	—	1.09%
Total ending loan balance	1.74%	1.39%	4.34%	0.76%	1.17%	—	1.27%

Recorded investment:
Loans individually evaluated for impairment	$19,871	$41,009	$22,095	$34,477	$799	$—	$118,251
Loans collectively evaluated for impairment	790,229	1,078,105	124,694	1,755,118	717,528	3,370	4,469,044
Total ending recorded investment	$810,100	$1,119,114	$146,789	$1,789,595	$718,327	$3,370	$4,587,295

	December 31, 2012
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,180	$1,540	$2,277	$1,279	$—	$—	$8,276
Collectively evaluated for impairment	12,455	10,196	4,564	13,480	6,566	—	47,261
Total ending allowance balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537

Loan balance:
Loans individually evaluated for impairment	$22,523	$44,267	$34,814	$35,616	$18	$—	$137,238
Loans collectively evaluated for impairment	801,404	1,047,897	130,714	1,678,029	651,912	3,128	4,313,084
Total ending loan balance	$823,927	$1,092,164	$165,528	$1,713,645	$651,930	$3,128	$4,450,322

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.12%	3.48%	6.54%	3.59%	—	—	6.03%
Loans collectively evaluated for impairment	1.55%	0.97%	3.49%	0.80%	1.01%	—	1.10%
Total ending loan balance	1.90%	1.07%	4.13%	0.86%	1.01%	—	1.25%

Recorded investment:
Loans individually evaluated for impairment	$22,587	$44,278	$34,834	$35,622	$18	$—	$137,339
Loans collectively evaluated for impairment	804,316	1,051,725	131,176	1,681,449	654,747	3,157	4,326,570
Total ending recorded investment	$826,903	$1,096,003	$166,010	$1,717,071	$654,765	$3,157	$4,463,909

Note 7 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Numerator:
Net income available to common shareholders (1)	$19,029	$11,982	$59,773	$58,918
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,411,972	15,405,894	15,411,981	15,405,902
Effect of dilutive options and warrants	—	—	—	3,284
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive options and warrants)	15,411,972	15,405,894	15,411,981	15,409,186
Earnings per common share:
Basic earnings per common share	$1.23	$0.78	$3.88	$3.82
Diluted earnings per common share	$1.23	$0.78	$3.88	$3.82
 (1) Net income available to common shareholders is net income less preferred share dividends and accretion. The only period impacted by preferred share dividends and accretion in the table above is the nine months ended September 30, 2012

As of September 30, 2012, options to purchase 65,175 common shares were outstanding under Park’s 2005 Incentive Stock Option Plan. All options had expired as of September 30, 2013. There were no common shares subject to outstanding warrants at September 30, 2012 related to Park’s participation in the U.S. Treasury Capital Purchase Program (“CPP”). Park repurchased the CPP warrant on May 2, 2012.

Options to purchase a weighted average of 68,628 common shares were not included in the computation of diluted earnings per common share for the nine months ended September 30, 2012, because the exercise price exceeded the market value of the underlying common shares such that their inclusion would have had an anti-dilutive effect. The warrant to purchase 227,376 common shares issued under the CPP was included in the computation of diluted earnings per common share for the nine months ended September 30, 2012, as the dilutive effect of this warrant was 3,284 common shares for this period. The exercise price of the CPP warrant to purchase 227,376 common shares was $65.97.

There were no options or warrants outstanding to include in the calculation of diluted earnings per share for the three and nine months ended September 30, 2013.

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

	Operating Results for the three months ended September 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$52,348	$2,204	$(462)	$870	$54,960
Provision for (recovery of) loan losses	6,339	355	(4,196)	—	2,498
Other income	16,756	6	525	109	17,396
Other expense	39,860	730	2,270	1,855	44,715
Income (loss) before income taxes	$22,905	$1,125	$1,989	$(876)	$25,143
Federal income taxes (benefit)	5,656	394	696	(632)	6,114
Net income (loss)	$17,249	$731	$1,293	$(244)	$19,029

Assets (as of September 30, 2013)	$6,588,368	$50,047	$77,270	$(9,794)	$6,705,891

	Operating Results for the three months ended September 30, 2012
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$55,366	$2,371	$(888)	$1,167	$58,016
Provision for loan losses	4,125	184	12,346	—	16,655
Other income (loss)	18,150	—	(191)	120	18,079
Other expense	39,609	693	4,008	1,373	45,683
Income (loss) before income taxes	$29,782	$1,494	$(17,433)	$(86)	$13,757
Federal income taxes (benefit)	7,714	523	(6,102)	(360)	1,775
Net income (loss)	$22,068	$971	$(11,331)	$274	$11,982

Assets (as of September 30, 2012)	$6,601,785	$49,921	$116,192	$(14,960)	$6,752,938

	Operating Results for the nine months ended September 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$156,819	$6,575	$(1,464)	$3,195	$165,125
Provision for (recovery of) loan losses	11,591	775	(8,866)	—	3,500
Other income	53,164	5	2,001	329	55,499
Other expense	120,592	2,326	9,523	4,942	137,383
Income (loss) before income taxes	$77,800	$3,479	$(120)	$(1,418)	$79,741
Federal income taxes (benefit)	20,289	1,218	(42)	(1,497)	19,968
Net income (loss)	$57,511	$2,261	$(78)	$79	$59,773

	Operating Results for the nine months ended September 30, 2012
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$167,234	$6,887	$597	$3,706	$178,424
Provision for loan losses	12,553	634	17,044	—	30,231
Other income	52,511	—	258	271	53,040
Gain on sale of the Vision business	—	—	22,167	—	22,167
Other expense	114,925	2,120	18,172	4,740	139,957
Income (loss) before income taxes	$92,267	$4,133	$(12,194)	$(763)	$83,443
Federal income taxes (benefit)	25,155	1,447	(4,282)	(1,220)	21,100
Net income (loss)	$67,112	$2,686	$(7,912)	$457	$62,343

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2013 and 2012. The reconciling amounts for consolidated total assets for the periods ended September 30, 2013 and 2012 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 9 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2013 and December 31, 2012, respectively, Park had approximately $6.6 million and $25.7 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan classes in Notes 5 and 6. The contractual balance was $6.5 million and $25.2 million at September 30, 2013 and December 31, 2012, respectively. The gain expected upon sale was $114,000 and $568,000 at September 30, 2013 and December 31, 2012, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2013 or December 31, 2012.

Note 10 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and nine months ended September 30, 2013, Park recognized an other-than-temporary impairment charge of $17,000, related to an equity investment in a financial institution. For the three months ended September 30, 2012, there were no investment securities deemed to be other-than-temporarily impaired. For the nine months ended September 30, 2012, Park recognized an other-than-temporary impairment charge of $54,000, related to an equity investment in a financial institution.

Investment securities at September 30, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$645,631	$115	$40,001	$605,745
Obligations of states and political subdivisions	220	1	—	221
U.S. Government sponsored entities' asset-backed securities	519,917	10,330	9,222	521,025
Other equity securities	1,120	1,372	—	2,492
Total	$1,166,888	$11,818	$49,223	$1,129,483

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$240	$1	$—	$241
U.S. Government sponsored entities' asset-backed securities	193,757	5,958	15	199,700
Total	$193,997	$5,959	$15	$199,941

 Securities with unrealized losses at September 30, 2013, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$580,631	$40,001	$—	$—	$580,631	$40,001
U.S. Government agencies' asset-backed securities	$261,211	$9,222	$—	$—	$261,211	$9,222
Total	$841,842	$49,223	$—	$—	$841,842	$49,223
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,817	$15	$—	$—	$5,817	$15

Investment securities at December 31, 2012, were as follows:

Securities Available-for-Sale (In thousands)	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$695,655	$1,352	$1,280	$695,727
Obligations of states and political subdivisions	984	19	—	1,003
U.S. Government sponsored entities' asset-backed securities	401,882	14,067	447	415,502
Other equity securities	1,137	1,085	—	2,222
Total	$1,099,658	$16,523	$1,727	$1,114,454

Securities Held-to-Maturity (In thousands)	Amortized cost	Gross unrecognized holding gains	Gross unrecognized holding losses	Estimated fair value
Obligations of states and political subdivisions	$570	$2	$—	$572
U.S. Government sponsored entities' asset-backed securities	400,820	9,351	38	410,133
Total	$401,390	$9,353	$38	$410,705

Securities with unrealized losses at December 31, 2012, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$177,470	$1,280	$—	$—	$177,470	$1,280
U.S. Government sponsored entities' asset-backed securities	123,631	447	—	—	123,631	447
Total	$301,101	$1,727	$—	$—	$301,101	$1,727
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$10,120	$38	$—	$—	$10,120	$38

Management does not believe any of the unrealized losses at September 30, 2013 or December 31, 2012 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2013, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value
U.S. Treasury and sponsored entities' obligations:
Due within one year	$25,000	$25,115
Due one through five years	100,000	96,715
Due five through ten years	396,881	372,909
Due in over ten years	123,750	111,006
Total	$645,631	$605,745

Obligations of states and political subdivisions:
Due within one year	$220	$221

U.S. Government sponsored entities' asset-backed securities:	$519,917	$521,025

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value
Obligations of state and political subdivisions:
Due within one year	$240	$241

U.S. Government sponsored entities' asset-backed securities	$193,757	$199,700

The $605.7 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 2 to 14 years. Of the $605.7 million reported at September 30, 2013, $25.1 million were expected to be called and are shown in the table at their expected call date.

There were no sales of investment securities during the three-month and nine-month periods ended September 30, 2013 or 2012.

Note 11 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	September 30, 2013	December 31, 2012
(In thousands)
Federal Home Loan Bank stock	$59,032	$59,032
Federal Reserve Bank stock	6,875	6,875
Total	$65,907	$65,907

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. Pension plan contributions were $12.6 million and $15.9 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

The following table shows the components of net periodic benefit expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Service cost	$1,204	$1,068	$3,612	$3,204
Interest cost	1,056	1,012	3,168	3,036
Expected return on plan assets	(2,384)	(2,186)	(7,152)	(6,558)
Amortization of prior service cost	5	5	15	15
Recognized net actuarial loss	676	427	2,028	1,281
Benefit expense	$557	$326	$1,671	$978

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

As of September 30, 2013, no derivatives were designated as cash flow hedges, fair value hedges or hedges of net investments in foreign operations. Additionally, the Company does not use derivatives for trading or speculative purposes.

As of September 30, 2013, Park had mortgage loan interest rate lock commitments outstanding of approximately $7.5 million. Park has specific contracts to sell each of these loans to a third-party investor. These loan commitments represent derivative instruments, which are required to be carried at fair value. The derivative instruments used are not designated as hedges under U.S. GAAP. At September 30, 2013, the fair value of the derivative instruments was approximately $106,000. The fair value of the derivative instruments is included within loans held for sale and the corresponding income is included within non-yield loan fee income. Gains and losses resulting from expected sales of mortgage loans are recognized when the respective loan contract is entered into between the borrower, Park, and the third-party investor. The fair value of Park’s mortgage interest rate lock commitments (IRLCs) is based on current secondary market pricing.

In connection with the sale of Park’s Class B Visa shares during 2009, Park entered into a swap agreement with the purchaser of the shares. The swap agreement adjusts for dilution in the conversion ratio of Class B Visa shares resulting from certain Visa litigation. At September 30, 2013, the fair value of the swap liability of $135,000 was an estimate of the exposure based upon probability-weighted potential Visa litigation losses and consideration of the Visa settlement agreement announced on July 13, 2012 to resolve the Federal Multi-District Interchange Litigation.

Note 14 – Loan Servicing

Park serviced sold mortgage loans of $1.34 billion at September 30, 2013, compared to $1.31 billion at December 31, 2012 and $1.30 billion at September 30, 2012. At September 30, 2013, $11.5 million of the sold mortgage loans were sold with recourse compared to $19.1 million at September 30, 2012. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2013, management had established a $670,000 reserve to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,260	$8,809	7,763	9,301
Additions	392	981	2,191	2,240
Amortization	(533)	(900)	(2,075)	(2,605)
Changes in valuation allowance	1,013	(544)	1,253	(590)
Carrying amount, net, end of period	$9,132	$8,346	$9,132	$8,346

Valuation allowance:
Beginning of period	$2,084	$1,067	2,324	1,021
Changes in valuation allowance	(1,013)	544	(1,253)	590
End of period	$1,071	$1,611	$1,071	$1,611

Servicing fees included in other service income were $0.9 million and $2.7 million for the three and nine months ended September 30, 2013 and 2012, respectively.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals or internal estimates of collateral values in accordance with Park's valuation requirements per its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$605,745	$—	$605,745
Obligations of states and political subdivisions	—	221	—	221
U.S. Government sponsored entities’ asset-backed securities	—	521,025	—	521,025
Equity securities	1,739	—	753	2,492
Mortgage loans held for sale	—	6,571	—	6,571
Mortgage IRLCs	—	106	—	106

Liabilities
Fair value swap	$—	$—	$135	$135

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$695,727	$—	$695,727
Obligations of states and political subdivisions	—	1,003	—	1,003
U.S. Government sponsored entities’ asset-backed securities	—	415,502	—	415,502
Equity securities	1,442	—	780	2,222
Mortgage loans held for sale	—	25,743	—	25,743
Mortgage IRLCs	—	372	—	372

Liabilities
Fair value swap	$—	$—	$135	$135

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2013 and 2012, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2013 and 2012

(In thousands)	Equity Securities	Fair value swap
Balance, at July 1, 2013	$795	$(135)
Total gains/(losses)
Included in earnings – realized	(17)	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(25)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at September 30, 2013	$753	$(135)

Balance, at July 1, 2012	$738	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	6	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at September 30, 2012	$744	$(135)

Level 3 Fair Value Measurements
Nine months ended September 30, 2013 and 2012

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	(17)	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(10)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at September 30, 2013	$753	$(135)

Balance, at January 1, 2012	$763	$(700)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(19)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	565
Balance at September 30, 2012	$744	$(135)

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

Fair Value Measurements at September 30, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2013
Impaired loans:
Commercial real estate	$—	$—	$21,619	$21,619
Construction real estate:
SEPH commercial land and development	—	—	6,488	6,488
Remaining commercial	—	—	4,821	4,821
Residential real estate	—	—	5,527	5,527
Total impaired loans	$—	$—	$38,455	$38,455

Mortgage servicing rights	$—	$2,391	$—	$2,391

OREO:
Commercial real estate	—	—	4,359	4,359
Construction real estate	—	—	11,200	11,200
Residential real estate	—	—	3,975	3,975
Total OREO	$—	$—	$19,534	$19,534

Fair Value Measurements at December 31, 2012 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2012
Impaired loans:
Commercial real estate	$—	$—	$25,997	$25,997
Construction real estate:
SEPH commercial land and development	—	—	12,832	12,832
Remaining commercial	—	—	8,113	8,113
Residential real estate	—	—	6,990	6,990
Total impaired loans	$—	$—	$53,932	$53,932

Mortgage servicing rights	$—	$6,642	$—	$6,642

OREO:
Commercial real estate	—	—	3,485	3,485
Construction real estate	—	—	12,134	12,134
Residential real estate	—	—	4,307	4,307
Total OREO	$—	$—	$19,926	$19,926

Impaired loans had a book value of $118.2 million at September 30, 2013, after partial charge-offs of $83.3 million. Additionally, these impaired loans had a specific valuation allowance of $9.3 million. Of the $118.2 million impaired loan portfolio at September 30, 2013, loans with a book value of $46.0 million were carried at their fair value of $38.5 million, as a result of charge-offs of $68.6 million and a specific valuation allowance of $7.5 million. An additional specific valuation allowance of $1.8 million at September 30, 2013 is related to loans which are not collateral dependent and are thus not included in the fair value table above. The remaining $72.2 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the book value for each individual credit. At December 31, 2012, impaired loans had a book value of $137.2 million, after partial charge-offs of $105.1 million. Additionally, these impaired loans had a specific valuation allowance of $8.3 million. Of the $137.2 million impaired loan portfolio at December 31, 2012, loans with a book value of $59.0 million were carried at their fair value of $53.9 million as a result of partial charge-offs of $91.6 million and a specific valuation allowance for those loans carried at fair value of $5.1 million. An additional specific valuation allowance of $3.2 million at December 31, 2012 related to loans which are not collateral dependent and are thus not included in the fair value table above. The remaining $78.2 million of impaired loans at December 31, 2012 were carried at cost. The financial impact of credit adjustments related to impaired loans carried at fair value during the three months ended September 30, 2013 and 2012 was $6.0 million and $5.2 million, respectively. The financial impact of credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2013 and 2012 was $8.1 million and $10.7 million, respectively.

MSRs, which are carried at the lower of cost or fair value, were recorded at $9.1 million at September 30, 2013. Of the $9.1 million MSR carrying balance at September 30, 2013, $2.4 million was recorded at fair value and included a valuation allowance of $1.1 million. The remaining $6.7 million was recorded at cost, as the fair value exceeded cost at September 30, 2013. At December 31, 2012, MSRs were recorded at $7.8 million, including a valuation allowance of $2.3 million. Income/(Expense) related to MSRs carried at fair value during the three-month periods ended September 30, 2013 and 2012 was $1.0 million and $(544,000), respectively. Income/(Expense) related to MSRs carried at fair value during the nine-month periods ended September 30, 2013 and 2012 was $1.3 million and $(590,000), respectively.

Total OREO held by Park at September 30, 2013 and December 31, 2012 was $35.4 million and $35.7 million, respectively. Approximately 55% of OREO held by Park at September 30, 2013 and at December 31, 2012 was carried at fair value due to devaluations taken subsequent to the initial OREO measurement. At September 30, 2013 and December 31, 2012, the estimated fair value of OREO, less estimated selling costs, amounted to $19.5 million and $19.9 million, respectively. The financial impact of OREO fair value adjustments was $2.0 million and $0.4 million for the three-month periods ended September 30, 2013 and 2012, respectively, and was $2.2 million and $4.4 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013 and December 31, 2012:

September 30, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$21,619	Sales comparison approach	Adj to comparables	0.0% - 111.0% (22.5%)
		Income approach	Capitalization rate	8.0% - 11.3% (9.1%)
		Cost approach	Accumulated depreciation	15.0% - 65.0% (44.5%)

Construction real estate:
SEPH commercial land and development	$6,488	Sales comparison approach	Adj to comparables	0.0% - 96.0%% (15.2%)
		Bulk sale approach	Discount rate	11.0% - 35.0% (17.2%)

Remaining commercial	$4,821	Sales comparison approach	Adj to comparables	0.0% - 79.0% (24.2%)
		Bulk sale approach	Discount rate	11.0% - 35.0% (19.4%)

Residential real estate	$5,527	Sales comparison approach	Adj to comparables	0.0% - 178.0% (15.9%)
		Income approach	Capitalization rate	7.8% - 10.0% (8.0%)

Other real estate owned:
Commercial real estate	$4,359	Sales comparison approach	Adj to comparables	0.0% - 353.4% (25.6%)
		Income approach	Capitalization rate	8.0% - 11.5% (9.5%)
		Cost approach	Accumulated depreciation	40.0% - 90.0% (65.0%)

Construction real estate	$11,200	Sales comparison approach	Adj to comparables	0.0% - 484.0% (38.7%)
		Bulk sale approach	Discount rate	10.0% - 13.0% (11.4%)

Residential real estate	$3,975	Sales comparison approach	Adj to comparables	0.0% - 273.0% (18.3%)
		Income approach	Capitalization rate	5.4% - 9.8% (8.4%)
		Cost approach	Accumulated depreciation	13.0% - 13.0% (13.0%)

December 31, 2012
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$25,997	Sales comparison approach	Adj to comparables	0.0% - 116.0% (22.3%)
		Income approach	Capitalization rate	7.5% - 20.9% (10.1%)
		Cost approach	Accumulated depreciation	23.0% - 63.0% (50.4%)

Construction real estate:
SEPH commercial land and development	$12,832	Sales comparison approach	Adj to comparables	0.0% - 218.0% (31.9%)
		Bulk sale approach	Discount rate	11.0% - 55.0% (23.4%)

Remaining commercial	$8,113	Sales comparison approach	Adj to comparables	0.0% - 75.0% (26.2%)
		Bulk sale approach	Discount rate	10.0% - 55.0% (18.3%)

Residential real estate	$6,990	Sales comparison approach	Adj to comparables	0.0% - 178.0% (17.9%)

Other real estate owned:
Commercial real estate	$3,485	Sales comparison approach	Adj to comparables	0.0% - 67.0% (25.8%)
		Income approach	Capitalization rate	11.0% (11.0%)
		Bulk sale approach	Discount rate	13.0% (13.0%)
		Cost approach	Accumulated depreciation	40.9% - 90.0% (65.0%)

Construction real estate	$12,134	Sales comparison approach	Adj to comparables	0.0% - 273.0% (34.0%)
		Income approach	Capitalization rate	8.5% (8.5%)
		Bulk sale approach	Discount rate	10.0% - 12.0% (10.8%)

Residential real estate	$4,307	Sales comparison approach	Adj to comparables	1.0% - 61.0% (18.0%)
		Income approach	Capitalization rate	7.9% - 9.3% (8.7%)
		Cost approach	Accumulated depreciation	6.0% (6.0%)

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

The fair value of financial instruments at September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$314,874	$314,874	$—	$—	$314,874
Investment securities	1,323,480	1,739	1,326,932	753	1,329,424
Accrued interest receivable - securities	4,196	—	4,196	—	4,196
Accrued interest receivable - loans	13,758	—	—	13,758	13,758
Mortgage loans held for sale	6,571	—	6,571	—	6,571
Mortgage IRLCs	106	—	106	—	106
Impaired loans carried at fair value	38,455	—	—	38,455	38,455
Other loans, net	4,470,511	—	—	4,483,723	4,483,723
Loans receivable, net	$4,515,643	$—	$6,677	$4,522,178	$4,528,855

Financial liabilities:
Noninterest bearing checking accounts	$1,109,194	$1,109,194	$—	$—	$1,109,194
Interest bearing transactions accounts	1,261,190	1,261,190	—	—	1,261,190
Savings accounts	1,099,604	1,099,604	—	—	1,099,604
Time deposits	1,375,318	—	1,381,829	—	1,381,829
Other	5,386	5,386	—	—	5,386
Total deposits	$4,850,692	$3,475,374	$1,381,829	$—	$4,857,203

Short-term borrowings	$272,505	$—	$272,505	$—	$272,505
Long-term debt	809,336	—	863,052	—	863,052
Subordinated debentures/notes	80,250	—	84,076	—	84,076
Accrued interest payable – deposits	1,703	16	1,687	—	1,703
Accrued interest payable – debt/borrowings	1,493	12	1,481	—	1,493

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

	December 31, 2012
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$201,305	$201,305	$—	$—	$201,305
Investment securities	1,515,844	1,442	1,522,937	780	1,525,159
Accrued interest receivable - securities	6,122	—	6,122	—	6,122
Accrued interest receivable - loans	13,588	—	2	13,586	13,588
Mortgage loans held for sale	25,743	—	25,743	—	25,743
Mortgage IRLCs	372	—	372	—	372
Impaired loans carried at fair value	53,932	—	—	53,932	53,932
Other loans, net	4,314,738	—	—	4,348,705	4,348,705
Loans receivable, net	$4,394,785	$—	$26,115	$4,402,637	$4,428,752

Financial liabilities:
Noninterest bearing checking accounts	$1,137,290	$1,137,290	$—	—	$1,137,290
Interest bearing transactions accounts	1,088,617	1,088,617	—	—	1,088,617
Savings accounts	1,038,356	1,038,356	—	—	1,038,356
Time deposits	1,450,424	—	1,458,793	—	1,458,793
Other	1,345	1,345	—	—	1,345
Total deposits	$4,716,032	$3,265,608	$1,458,793	$—	$4,724,401

Short-term borrowings	$344,168	$—	$344,168	$—	$344,168
Long-term debt	781,658	—	861,466	—	861,466
Subordinated debentures/notes	80,250	—	79,503	—	79,503
Accrued interest payable – deposits	1,960	21	1,939	—	1,960
Accrued interest payable – debt/borrowings	1,499	8	1,491	—	1,499

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

Note 16 – Participation in the U.S. Treasury Capital Purchase Program (CPP)

On December 23, 2008, Park issued $100 million of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”), associated with Park's participation in the CPP.

On April 25, 2012, Park entered into a Letter Agreement with the U.S. Treasury pursuant to which Park repurchased the 100,000 Series A Preferred Shares for a purchase price of $100 million plus pro rata accrued and unpaid dividends. Total consideration of $101.0 million included accrued and unpaid dividends of $1.0 million. In addition to the accrued and unpaid dividends of $1.0 million, the charge to retained earnings, resulting from the repurchase of the Series A Preferred Shares, was $1.6 million on April 25, 2012.

On May 2, 2012, Park entered into a Letter Agreement (the “Warrant Repurchase Letter Agreement”) pursuant to which Park repurchased from the U.S. Treasury the Warrant to purchase 227,376 Park common shares in full for consideration of $2.8 million, or $12.50 per Park common share.

Note 17 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2013 and 2012:

Nine months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at December 31, 2012	$(27,134)	$9,616	$—	$(17,518)
Other comprehensive loss before reclassifications	—	(33,948)	—	(33,948)
Amounts reclassified from accumulated other comprehensive income	—	17	—	17
Net current period other comprehensive loss	—	(33,931)	—	(33,931)
Ending balance at September 30, 2013	$(27,134)	$(24,315)	$—	$(51,449)

Beginning balance at December 31, 2011	$(20,954)	$12,673	$(550)	$(8,831)
Net current period other comprehensive income	412	1,468	401	2,281
Ending balance at September 30, 2012	$(20,542)	$14,141	$(149)	$(6,550)

Three months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Unrealized net holding loss on cash flow hedge	Total
Beginning balance at June 30, 2013	$(27,134)	$(13,300)	$—	$(40,434)
Other comprehensive loss before reclassifications	—	(11,032)	—	(11,032)
Amounts reclassified from accumulated other comprehensive income	—	17	—	17
Net current period other comprehensive loss	—	(11,015)	—	(11,015)
Ending balance at September 30, 2013	$(27,134)	$(24,315)	$—	$(51,449)

Beginning balance at June 30, 2012	$(20,542)	$13,277	$(291)	$(7,556)
Net current period other comprehensive income	—	864	142	1,006
Ending balance at September 30, 2012	$(20,542)	$14,141	$(149)	$(6,550)

During the three-month and nine-month periods ended September 30, 2013, there was $17,000 reclassified out of accumulated other comprehensive income due to an other-than-temporary impairment charge on an available-for-sale security. This charge was recorded within miscellaneous expense on the consolidated condensed statement of income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and the uneven spread of positive impacts of the recovery on the economy, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse or slower than expected which could adversely impact the demand for loan, deposit and other financial services as well as loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; the outcome of future negotiations surrounding the United States debt and budget, which may be adverse due to its impact on tax increases, governmental spending and consumer confidence and spending; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the Securities and Exchange Commission including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in "Item 1A. Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. (Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section within this MD&A for additional discussion.)

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized in other income on the date of sale. OREO totaled $35.4 million at September 30, 2013 and $35.7 million at December 31, 2012.

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Please see Note 15 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2013 and 2012

Summary Discussion of Results

Net income for the three months ended September 30, 2013 was $19.0 million, compared to $12.0 million for the third quarter of 2012. Diluted earnings per common share were $1.23 for the third quarter of 2013, compared to $0.78 for the third quarter of 2012. Weighted average diluted common shares outstanding were 15,411,972 for the three months ended September 30, 2013, compared to 15,405,894 diluted common shares for the third quarter of 2012.

Net income for the nine months ended September 30, 2013 was $59.8 million, compared to $62.3 million for the first nine months of 2012. Net income available to common shareholders was $59.8 million for the first nine months of 2013, compared to $58.9 million (which is net of preferred share dividends and accretion) for the nine months ended September 30, 2012. Preferred share dividends and the related accretion of the discount on the preferred shares, pertaining to the Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value and with a liquidation preference of $1,000 per share (the “Series A Preferred Shares”) issued to the U.S. Treasury on December 23, 2008, was $3.4 million for the nine-month period ended September 30, 2012. On April 25, 2012, Park repurchased the $100 million in Series A Preferred Shares issued to the U.S. Treasury as part of the Capital Purchase Program. As a result of this repurchase, Park recorded a charge to retained earnings and a corresponding reduction to net income available to common shareholders of $1.6 million for the nine-month period ended September 30, 2012.

Net income and net income available to common shareholders for the nine months ended September 30, 2012 included a gain of $22.2 million ($14.4 million after-tax) from the sale of substantially all of the performing loans, operating assets and the liabilities of Vision Bank ("Vision"). Excluding the gain on sale of the Vision business, net income and net income available to common shareholders was $47.9 million and $44.5 million, respectively, for the nine months ended September 30, 2012.

Diluted earnings per common share were $3.88 for the first nine months of 2013, compared to $3.82 for the first nine months of 2012. Excluding the gain on sale of the Vision business in the first nine months of 2012, diluted earnings per common share were $2.88. Weighted average diluted common shares outstanding were 15,411,981 for the nine months ended September 30, 2013, compared to 15,409,186 diluted common shares for the first nine months of 2012.

Projection of Fiscal 2013 Results

The information below begins with Park's projected consolidated pre-tax, pre-provision income and incorporates a projected range for provision for loan losses, income before income tax, income taxes and net income for Park on a consolidated basis in 2013. Management's original projection for 2013 as discussed in Park's Form 10-K for the year ended December 31, 2012 is presented below, along with Park's performance through September 30, 2013 and our current projection for the year ending December 31, 2013. Following our inclusion of this information in this Form 10-Q, management plans to discontinue the use of financial projections in future filings.

(In thousands)	Original projection for 2013		75% of midpoint	Nine months YTD 2013	Current projection for 2013
Pre-tax, pre-provision income	$113,000	$131,000	$91,500	$83,241	$109,500	$112,500
Provision for loan losses	20,000	15,000	13,125	3,500	7,500	4,500
Income before income tax	$93,000	$116,000	$78,375	$79,741	$102,000	$108,000
Federal income taxes	23,250	30,160	20,029	19,968	25,700	27,600
Net income	$69,750	$85,840	$58,346	$59,773	$76,300	$80,400

The decline in the current projections of pre-tax, pre-provision income (from management's original projection) results from the continued low interest rate environment, resulting in lower than previously projected net interest income. Conversely, management currently projects that the provision for loan losses will be lower than originally projected as a result of net recoveries at SE Property Holdings, LLC ("SEPH"). See detailed segment information below.

First nine months of 2013 - Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2013, for the first nine months of each of 2013 and 2012, and for each of the fiscal years ended December 31, 2012 and 2011. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SEPH and "All Other" which primarily consists of Park as the "Parent Company."

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	2011
PNB	$17,249	$20,322	$19,940	$57,511	$67,112	$87,106	$106,851
GFSC	731	790	740	2,261	2,686	3,550	2,721
Park Parent Company	(244)	191	132	79	457	195	(1,595)
Ongoing operations	$17,736	$21,303	$20,812	$59,851	$70,255	$90,851	$107,977
Vision Bank	—	—	—	—	—	—	(22,526)
SEPH	1,293	(1,269)	(102)	(78)	(7,912)	(12,221)	(3,311)
Total Park	$19,029	$20,034	$20,710	$59,773	$62,343	$78,630	$82,140

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

Vision Bank (“Vision”) merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business to Centennial Bank (“Centennial”) on February 16, 2012. The sale of the Vision business in the first quarter of 2012 resulted in a pre-tax gain of $22.2 million ($14.4 million after-tax), which is included in the nine months year-to-date 2012 SEPH results presented in the table above. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH assets consist primarily of performing and nonperforming loans and other real estate owned (“OREO”). This segment represents a run-off portfolio of the legacy Vision assets.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first, second and third quarters of 2013, for the first nine months of each of 2013 and 2012, and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	2011
Net interest income	$52,348	$51,736	$52,735	$156,819	$167,234	$221,758	$236,282
Provision for loan losses	6,339	2,122	3,130	11,591	12,553	16,678	30,220
Fee income	16,756	18,536	17,872	53,164	52,511	70,739	67,348
Security gains	—	—	—	—	—	—	23,634
Total other expense	39,860	40,408	40,324	120,592	114,925	156,516	146,235
Income before income taxes	$22,905	$27,742	$27,153	$77,800	$92,267	$119,303	$150,809
Federal income taxes	5,656	7,420	7,213	20,289	25,155	32,197	43,958
Net income	$17,249	$20,322	$19,940	$57,511	$67,112	$87,106	$106,851
Net income excluding security gains	$17,249	$20,322	$19,940	$57,511	$67,112	$87,106	$91,489

The table below provides certain balance sheet information and financial ratios for PNB as of and for the year-to-date periods ended September 30, 2013, December 31, 2012 and September 30, 2012.

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012	% change from 12/31/12	% change from 9/30/12
Loans	$4,508,156	$4,369,173	$4,311,117	3.18%	4.57%
Allowance for loan losses	55,425	53,131	53,145	4.32%	4.29%
Net loans	4,452,731	4,316,042	4,257,972	3.17%	4.57%
Investment securities	1,387,259	1,579,889	1,651,482	(12.19)%	(16.00)%
Total assets	6,588,368	6,502,579	6,601,785	1.32%	(0.20)%
Average assets (YTD)	6,570,918	6,532,683	6,530,055	0.59%	0.63%
Deposits	4,956,249	4,814,107	4,895,627	2.95%	1.24%
Return on average assets *	1.17%	1.33%	1.37%	(12.03)%	(14.60)%
* Annualized for the nine months ended September 30, 2013 and 2012.

Through the first nine months of 2013, loan balances increased by $139 million, or an annualized 4.25%. Loans outstanding at September 30, 2013 of $4.51 billion represented an increase of $197 million, or 4.57%, compared to the loans outstanding of $4.31 billion at September 30, 2012. The $197 million increase in loans experienced at PNB over the last twelve months is related to growth in PNB's retained mortgage loan portfolio of approximately $95 million, growth in the consumer loan portfolio of approximately $54 million and an increase in the commercial loan portfolio of approximately $48 million.

PNB's allowance for loan losses increased by $2.3 million, or 4.3%, to $55.4 million at September 30, 2013, compared to $53.1 million at December 31, 2012. The increase in PNB's allowance for loan losses resulted from an increase in general reserves set aside for performing loans and an increase in specific reserves on impaired credits. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section below for additional information regarding the credit metrics of PNB's loan portfolio.

PNB's investment securities portfolio declined by $192.6 million, or 12.2%, over the course of the 2013 year, as PNB made a decision not to reinvest a portion of the cash received from prepayments on certain of the investments in the securities portfolio. PNB's investment securities portfolio had a balance of $1.39 billion at September 30, 2013, compared to $1.58 billion and $1.65 billion at December 31, 2012 and September 30, 2012, respectively. Rather than reinvesting these funds into investment securities with longer duration in the current low interest rate environment, PNB had $179.4 million in federal funds sold at September 30, 2013, compared to $36.9 million and $165.5 million of federal funds sold at December 31, 2012 and September 30, 2012, respectively.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first, second and third quarters of 2013, for the first nine months of each of 2013 and 2012, and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	2011
Net interest income	$2,204	$2,238	$2,133	$6,575	$6,887	$9,156	$8,693
Provision for loan losses	355	210	210	775	634	859	2,000
Fee income (loss)	6	(3)	2	5	—	—	—
Total other expense	730	810	786	2,326	2,120	2,835	2,506
Income before income taxes	$1,125	$1,215	$1,139	$3,479	$4,133	$5,462	$4,187
Federal income taxes	394	425	399	1,218	1,447	1,912	1,466
Net income	$731	$790	$740	$2,261	$2,686	$3,550	$2,721

The table below provides certain balance sheet information and financial ratios for GFSC as of and for the year-to-date periods ended September 30, 2013, December 31, 2012 and September 30, 2012.

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012	% change from 12/31/12	% change from 9/30/12
Loans	$49,888	$50,082	$50,099	(0.39)%	(0.42)%
Allowance for loan losses	2,468	2,406	2,419	2.58%	2.03%
Net loans	47,420	47,676	47,680	(0.54)%	(0.55)%
Total assets	50,047	49,926	49,921	0.24%	0.25%
Average assets (YTD)	49,720	48,381	47,819	2.77%	3.98%
Return on average assets *	6.08%	7.34%	7.50%	(17.17)%	(18.93)%
* Annualized for the nine months ended September 30, 2013 and 2012.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first, second and third quarters of 2013, for the first nine months of each of 2013 and 2012, and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	2011
Net interest income	$870	$1,085	$1,240	$3,195	$3,706	$4,742	$2,155
Provision for loan losses	—	—	—	—	—	—	—
Fee income	109	120	100	329	271	233	350
Total other expense	1,855	1,443	1,644	4,942	4,740	6,585	7,115
Loss before income taxes	$(876)	$(238)	$(304)	$(1,418)	$(763)	$(1,610)	$(4,610)
Federal income tax (benefit)	(632)	(429)	(436)	(1,497)	(1,220)	(1,805)	(3,015)
Net income (loss)	$(244)	$191	$132	$79	$457	$195	$(1,595)

The net interest income for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income includes interest expense related to the $35.25 million and $30.00 million of subordinated notes issued by Park to accredited investors in December 2009 and April 2012, respectively.

SEPH / Vision Bank

The table below reflects the results for SEPH for the first, second and third quarters of 2013, as well as results for the first nine months of each of 2013 and 2012. Also included below are the results for SEPH for the fiscal years ended December 31, 2012 and 2011. SEPH was formed in March 2011. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. Also included below are the results for Vision for the fiscal year ended December 31, 2011.

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	SEPH 2011	Vision 2011
Net interest income (expense)	$(462)	$(347)	$(655)	$(1,464)	$597	$(341)	$(974)	$27,078
(Recovery of) Provision for loan losses	(4,196)	(1,659)	(3,011)	(8,866)	17,044	17,882	—	31,052
Fee income (loss)	525	645	831	2,001	258	(736)	(3,039)	1,422
Security gains	—	—	—	—	—	—	—	5,195
Gain on sale of Vision business	—	—	—	—	22,167	22,167	—	—
Total other expense	2,270	3,909	3,344	9,523	18,172	22,032	1,082	31,379
Income (loss) before income taxes	$1,989	$(1,952)	$(157)	$(120)	$(12,194)	$(18,824)	$(5,095)	$(28,736)
Federal income taxes (benefit)	696	(683)	(55)	(42)	(4,282)	(6,603)	(1,784)	(6,210)
Net income (loss)	$1,293	$(1,269)	$(102)	$(78)	$(7,912)	$(12,221)	$(3,311)	$(22,526)
Net income (loss) excluding gains (1)	$1,293	$(1,269)	$(102)	$(78)	$(22,321)	$(26,630)	$(3,311)	$(25,903)
(1) Excludes the gain on sale of the Vision business for the year ended December 31, 2012 and the security gains for the year ended December 31, 2011.

SEPH financial results for the first nine months of 2013 included net recoveries of $8.9 million. The net recoveries during the first nine months consisted of charge-offs of $1.9 million, offset by recoveries of $10.8 million. Fee income in the first nine months of 2013 at SEPH of $2.0 million was primarily related to gains on the sale of OREO of $2.3 million, offset by OREO valuation adjustments of $288,000.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information regarding charge-offs as a percentage of unpaid principal balance, as of September 30, 2013:

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$87,952	$48,604	$39,348	55.26%
Performing loans - retained by SEPH	3,381	242	3,139	7.16%
Total SEPH loan exposure	$91,333	$48,846	$42,487	53.48%

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of September 30, 2013, June 30, 2013 and December 31, 2012, showing the decline in legacy Vision assets at SEPH over the past quarter and over the year to date.

(In thousands)	SEPH 09/30/13	SEPH 06/30/13	SEPH 12/31/12	Change from last quarter	Change from year end
Nonperforming loans - retained by SEPH	$39,348	$43,216	$55,292	$(3,868)	$(15,944)
OREO - retained by SEPH	22,393	21,389	21,003	1,004	1,390
Total nonperforming assets	$61,741	$64,605	$76,295	$(2,864)	$(14,554)
Performing loans - retained by SEPH	$3,139	$3,194	$3,886	$(55)	$(747)
Total SEPH - Legacy Vision assets	$64,880	$67,799	$80,181	$(2,919)	$(15,301)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first, second and third quarters of 2013, for the first nine months of each of 2013 and 2012, and for each of the fiscal years ended December 31, 2012 and 2011.

(In thousands)	Q3 2013	Q2 2013	Q1 2013	Nine months YTD 2013	Nine months YTD 2012	2012	2011
Net interest income	$54,960	$54,712	$55,453	$165,125	$178,424	$235,315	$273,234
Provision for loan losses	2,498	673	329	3,500	30,231	35,419	63,272
Fee income	17,396	19,298	18,805	55,499	53,040	70,236	66,081
Security gains	—	—	—	—	—	—	28,829
Gain on sale of Vision business	—	—	—	—	22,167	22,167	—
Total other expense	44,715	46,570	46,098	137,383	139,957	187,968	188,317
Income before income taxes	$25,143	$26,767	$27,831	$79,741	$83,443	$104,331	$116,555
Federal income taxes	6,114	6,733	7,121	19,968	21,100	25,701	34,415
Net income	$19,029	$20,034	$20,710	$59,773	$62,343	$78,630	$82,140
Net income excluding gains (1)	$19,029	$20,034	$20,710	$59,773	$47,934	$64,221	$63,401
(1) Excludes the gain on sale of the Vision business for the year ended December 31, 2012 and the security gains for the year ended December 31, 2011.

Net Interest Income Comparison for the Third Quarter of 2013 and 2012

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $3.0 million, or 5.2%, to $55.0 million for the third quarter of 2013, compared to $58.0 million for the third quarter of 2012. The $3.0 million decrease was primarily due to the continued low interest rate environment and management's disciplined approach to not fully reinvest in the investment portfolio. See the following discussion under the table below.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the third quarter of 2013 with the same quarter in 2012.

	Three months ended September 30, 2013		Three months ended September 30, 2012
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,539,685	4.95%	$4,392,067	5.31%
Taxable investments	1,383,823	2.55%	1,597,130	3.04%
Tax exempt investments	667	6.98%	2,900	6.96%
Money market instruments	295,634	0.25%	208,191	0.25%
Interest earning assets	$6,219,809	4.19%	$6,200,288	4.56%

Interest bearing deposits	$3,797,118	0.33%	$3,828,831	0.46%
Short-term borrowings	254,432	0.20%	260,851	0.25%
Long-term debt	883,444	3.22%	911,528	3.51%
Interest bearing liabilities	$4,934,994	0.84%	$5,001,210	1.00%
Excess interest earning assets	$1,284,815		$1,199,078
Net interest spread		3.35%		3.56%
Net interest margin		3.52%		3.75%

Average interest earning assets for the third quarter of 2013 increased by $20.0 million or 0.3% to $6,220 million, compared to $6,200 million for the third quarter of 2012. The average yield on interest earning assets decreased by 37 basis points to 4.19% for the third quarter of 2013, compared to 4.56% for the third quarter of 2012. While the low interest rate environment has contributed to the decline in the average yield on interest earning assets, Park's decision not to reinvest a portion of the cash received from prepayments on certain of the investments in the investment securities portfolio has also impacted the average yield on interest earning assets. Rather than reinvesting these funds into investment securities with longer duration in the current low interest rate environment, Park had an average federal funds sold balance of $296 million for the three months ended September 30, 2013, compared to an average federal funds sold balance of $208 million for the three months ended September 30, 2012.

Average interest bearing liabilities for the third quarter of 2013 decreased by $66.0 million or 1.3% to $4,935 million, compared to $5,001 million for the third quarter of 2012. The average cost of interest bearing liabilities decreased by 16 basis points to 0.84% for the third quarter of 2013, compared to 1.00% for the third quarter of 2012.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $148 million, or 3.4%, to $4,540 million for the three months ended September 30, 2013, compared to $4,392 million for the third quarter of 2012. Period end loan balances as of September 30, 2013 and 2012 were $4,574 million and $4,401 million, respectively. The average yield on the loan portfolio decreased by 36 basis points to 4.95% for the third quarter of 2013, compared to 5.31% for the third quarter of 2012. The decrease in the average yield on the loan portfolio was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

Park's total loans outstanding at September 30, 2013 were $4,574 million, compared to $4,450 million at December 31, 2012, an increase of $124 million, or an annualized 3.7%. Loan balances at Park's Ohio-based bank subsidiary, PNB, have increased by $139 million, or an annualized 4.25%, to $4,508 million at September 30, 2013, compared to $4,369 million at December 31, 2012.

The average balance of taxable investment securities decreased by $213 million, or 13.3%, to $1,384 million for the third quarter of 2013, compared to $1,597 million for the third quarter of 2012. The average yield on taxable investment securities declined by 49 basis points to 2.55% for the third quarter of 2013, compared to 3.04% for the third quarter of 2012. As previously discussed, the decline in the average balance of investment securities was due to management's decision to not re-invest a portion of cash available into investment securities with longer duration in the current low interest rate environment. See the table in the section captioned "Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets".

The average balance of money market instruments increased by $87.4 million to $295.6 million for the third quarter of 2013, compared to $208.2 million for the third quarter of 2012. The average yield on money market instruments was 0.25% for the third quarter of each of 2013 and 2012.

The amortized cost of total investment securities was $1,427 million at September 30, 2013, compared to $1,567 million at December 31, 2012. At September 30, 2013, the tax equivalent yield on Park’s investment portfolio was 2.46% and the remaining average life was estimated to be 6.3 years.

Average interest bearing deposit accounts decreased by $32 million or 0.8% to $3,797 million for the third quarter of 2013, compared to $3,829 million for the third quarter of 2012. The average interest rate paid on interest bearing deposits decreased by 13 basis points to 0.33% for the third quarter of 2013, compared to 0.46% for the third quarter last year.

Average total borrowings were $1,138 million for the three months ended September 30, 2013, compared to $1,172 million for the third quarter of 2012, a decrease of $34 million or 2.9%. The average interest rate paid on total borrowings was 2.54% for the third quarter of 2013, compared to 2.79% for the third quarter of 2012.

Net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 21 basis points to 3.35% for the third quarter of 2013, compared to 3.56% for the third quarter last year. Net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) declined by 23 basis points to 3.52% for the third quarter of 2013, compared to 3.75% for the third quarter of 2012.

Net Interest Income Comparison for the First Nine Months of 2013 and 2012

Net interest income declined by $13.3 million, or 7.5%, to $165.1 million for the first nine months of 2013, compared to $178.4 million for the same period of 2012. The $13.3 million decline was due to the sale of the Vision business during the first quarter of 2012 and the continued low interest rate environment. Net interest income (expense) for SEPH/Vision for the nine months ended September 30, 2013 and 2012 was $(1.5 million) and $0.5 million, respectively.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first nine months of 2013 with the same period in 2012.

	Nine months ended September 30, 2013		Nine months ended September 30, 2012
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans (1)	$4,487,756	5.05%	$4,410,042	5.40%
Taxable investments	1,370,517	2.72%	1,640,482	3.22%
Tax exempt investments	1,173	7.09%	3,559	7.03%
Money market instruments	293,511	0.25%	156,830	0.25%
Interest earning assets	$6,152,957	4.30%	$6,210,913	4.69%

Interest bearing deposits (2)	$3,761,111	0.36%	$3,827,370	0.51%
Short-term borrowings	244,127	0.22%	246,506	0.27%
Long-term debt	869,986	3.26%	909,394	3.45%
Interest bearing liabilities	$4,875,224	0.87%	$4,983,270	1.03%
Excess interest earning assets	$1,277,733		$1,227,643
Net interest spread		3.43%		3.66%
Net interest margin		3.61%		3.86%
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

Quarter ended (In thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
September 30, 2012	$6,200,288	$58,016	3.75%
December 31, 2012	$6,128,159	$56,891	3.72%
March 31, 2013	$6,125,403	$55,453	3.70%
June 30, 2013	$6,112,621	$54,712	3.61%
September 30, 2013	$6,219,809	$54,960	3.52%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2010 - year	$4,642,478	$1,746,356	$93,009	$6,481,843
Percentage of total earning assets	71.62%	26.94%	1.44%	100.00%
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - first nine months	$4,487,756	$1,371,690	$293,511	$6,152,957
Percentage of total earning assets	72.94%	22.29%	4.77%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first nine months of 2013 was $4,488 million, compared to $4,411 million for all of 2012.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments. Through the first nine months of 2013, management decided not to reinvest a portion of cash available into investment securities with longer duration in the current low interest rate environment.

The following table shows the yield on average interest earning assets for the nine months ended September 30, 2013 and for the fiscal years ended December 31, 2012, 2011 and 2010.

	Loans	Investments	Money Market Instruments	Total
2010 - year	5.80%	4.47%	0.22%	5.36%
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - first nine months	5.05%	2.72%	0.25%	4.30%

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

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for loan losses for Park was $2.5 million for the three months ended September 30, 2013, compared to $16.7 million for the same period in 2012. Net loan recoveries for Park were $285,000 for the third quarter of 2013, compared to net loan charge-offs of $19.8 million for the third quarter of 2012. Park's annualized ratio of net loan (recoveries)/charge-offs to average loans was (0.02)% for the three months ended September 30, 2013, compared to 1.79% for the same period in 2012.

The provision for loan losses for Park was $3.5 million for the nine months ended September 30, 2013, compared to $30.2 million for the same period in 2012. Net loan charge-offs for Park were $1.1 million for the first nine months of 2013, compared to $43.1 million for the same period of 2012. Net loan charge-offs for the first nine months of 2012 included the charge-off of $12.1 million related to the retained Vision loans to bring the retained Vision portfolio to fair value prior to the merger of Vision with and into SEPH on February 16, 2012. Park's annualized ratio of net loan charge-offs to average loans was 0.03% for the nine months ended September 30, 2013, compared to 1.31% for the same period in 2012.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $12.4 million for the nine months ended September 30, 2013 and $13.2 million for the same period in 2012. Net loan charge-offs for PNB and Guardian totaled $10.0 million for the first nine months of 2013, compared to $15.3 million for the same period in 2012. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.30% for the nine months ended September 30, 2013, compared to 0.48% for the same period in 2012.

The recovery of loan losses for SEPH was $8.9 million for the nine months ended September 30, 2013, compared to the provision for loan losses of $17.0 million for the same period in 2012. Net loan recoveries for SEPH for the nine months ended September 30, 2013 were $8.9 million. Net loan charge-offs for SEPH during the period February 16, 2012 through September 30, 2012, were $15.9 million.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. As a result, the loans included in both the performing and nonperforming portfolios were charged down to their fair value. The table below provides additional information regarding cumulative charge-offs as a percentage of unpaid principal balance, as of September 30, 2013.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$87,952	$48,604	$39,348	55.26%
Performing loans - retained by SEPH	3,381	242	3,139	7.16%
Total SEPH loan exposure	$91,333	$48,846	$42,487	53.48%

Park management obtains updated valuations for all nonperforming loans, including those held at SEPH, at least annually. As new valuation information is received, management performs an evaluation and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2013, December 31, 2012 and September 30, 2012.

Park National Corporation - Allowance for Loan Losses
(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Total allowance for loan losses	$57,894	$55,537	$55,565
Specific reserves	9,297	8,276	7,579
General reserves	$48,597	$47,261	$47,986

Total loans	$4,573,537	$4,450,322	$4,400,510
Impaired commercial loans	118,225	137,238	142,288
Non-impaired loans	$4,455,312	$4,313,084	$4,258,222

Total allowance for loan losses to total loan ratio	1.27%	1.25%	1.26%
General reserves as a % of non-impaired loans	1.09%	1.10%	1.13%

The increase in specific reserves through September 30, 2013 was largely due to management’s conclusion to establish a $4.8 million specific reserve for one PNB loan relationship, offset by charge-offs of specific reserves. The decline in general reserves as a percentage of non-impaired loans from 1.13% at September 30, 2012 to 1.09% at September 30, 2013 is primarily due to improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). The following table shows the trends in Park's Ohio-based operations commercial loan portfolio.

Commercial loans * (In thousands)	September 30, 2013	December 31, 2012	December 31, 2011
Pass rated	$2,261,176	$2,225,702	$2,131,007
Special Mention	44,125	49,275	66,254
Substandard	2,306	16,843	29,604
Impaired	80,463	89,365	95,109
Total	$2,388,070	$2,381,185	$2,321,974
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loans table above demonstrates the improvement experienced over the last 21 months in Park's Ohio commercial portfolio. Pass rated commercial loans have grown $130.2 million, or 6.1% since December 2011. Over this period, special mention loans have declined by $22.1 million, or 33.4%, and substandard loans have declined by $27.3 million, or 92.2%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these credit metrics have improved over the past 21 months, general reserves as a percentage of non-impaired loans have declined.

Delinquent and accruing loan trends (includes all outstanding loans, consumer and commercial) for Park's Ohio-based operations have also improved over the past 21 months. Delinquent and accruing loans were $29.4 million or 0.65% of total loans at September 30, 2013, compared to $39.6 million (0.90%) at December 31, 2012 and $40.1 million (0.96%) at December 31, 2011.

Impaired commercial loans for Park's Ohio-based operations were $80.5 million as of September 30, 2013, a reduction from the balances of impaired loans of $89.4 million at December 31, 2012 and $95.1 million at December 31, 2011. Impaired commercial loans are individually evaluated for impairment and specific reserves are established and/or charge-offs are taken to cover incurred losses.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; and 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue. OREO results from taking possession of property used as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at September 30, 2013, December 31, 2012 and September 30, 2012.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans	$136,470	$155,536	$160,064
Accruing TDRs	24,398	29,800	31,368
Loans past due 90 days or more	1,654	2,970	2,076
Total nonperforming loans	$162,522	$188,306	$193,508

OREO – PNB	13,019	14,715	13,699
OREO – SEPH	22,393	21,003	21,934
Total nonperforming assets	$197,934	$224,024	$229,141

Percentage of nonaccrual loans to total loans	2.98%	3.49%	3.64%
Percentage of nonperforming loans to total loans	3.55%	4.23%	4.40%
Percentage of nonperforming assets to total loans	4.33%	5.03%	5.21%
Percentage of nonperforming assets to total assets	2.95%	3.37%	3.39%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At September 30, 2013, management deemed it appropriate to have $24.4 million of TDRs on accrual status, while the remaining $78.5 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month and nine-month periods ended September 30, 2013, Park removed the TDR classification on $728,000 and $3.6 million, respectively, of loans that met the requirements discussed above.

Nonperforming assets for PNB and GFSC and for SEPH/Vision as of September 30, 2013, December 31, 2012 and September 30, 2012 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans	$97,122	$100,244	$101,226
Accruing TDRs	24,398	29,800	31,368
Loans past due 90 days or more	1,654	2,970	2,076
Total nonperforming loans	$123,174	$133,014	$134,670

OREO – PNB	13,019	14,715	13,699
Total nonperforming assets	$136,193	$147,729	$148,369

Percentage of nonaccrual loans to total loans	2.14%	2.28%	2.34%
Percentage of nonperforming loans to total loans	2.72%	3.03%	3.11%
Percentage of nonperforming assets to total loans	3.01%	3.36%	3.42%
Percentage of nonperforming assets to total assets	2.06%	2.27%	2.24%

SEPH/Vision - Nonperforming Assets

(In thousands)	September 30, 2013	December 31, 2012	September 30, 2012
Nonaccrual loans	$39,348	$55,292	$58,838
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$39,348	$55,292	$58,838

OREO – SEPH	22,393	21,003	21,934
Total nonperforming assets	$61,741	$76,295	$80,772

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

As of September 30, 2013, Park had taken partial charge-offs of approximately $83.3 million related to the $118.2 million of commercial loans considered to be impaired, compared to charge-offs of approximately $105.1 million related to the $137.2 million of impaired commercial loans at December 31, 2012. The table below provides additional information related to the Park impaired commercial loans at September 30, 2013, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at September 30, 2013

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$116,926	$36,464	$80,462	$9,297	$71,165	60.86%
SEPH - CL&D loans	31,362	24,874	6,488	—	6,488	20.69%
SEPH - Other loans	53,285	22,010	31,275	—	31,275	58.69%
PRK totals	$201,573	$83,348	$118,225	$9,297	$108,928	54.04%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 54-month loss experience for the period ended June 30, 2013, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.63% of the principal balance of these loans. This annualized 54-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $31.5 million or 1.36% of the outstanding principal balance of other accruing commercial loans at September 30, 2013.

Management extended the historical loss calculation period from 48 months to 54 months during the third quarter of 2013, incorporating net charge-offs plus changes in specific reserves through June 30, 2013. This update was completed mid-year due to the significant decline in net charge-offs plus changes in specific reserves that have been experienced beginning in the first quarter of 2012 through June 30, 2013. As part of this mid-year historical loss update, management determined that it was appropriate to more heavily weight those years with higher losses in the historical loss calculation. Given the continued uncertainty in the current economic environment, management did not feel that it was appropriate to continue to apply equal percentages to each of the years in the historical loss calculation. Specifically, rather than applying equal percentages to each year in the historical loss calculation, management applied more weight to the 2009-2011 periods compared to the 2012 and 2013 periods. The impact of the change resulted in general reserves as a percentage of performing loans of 1.09% at September 30, 2013, which was consistent with the 1.09% at June 30, 2013. Had management incorporated the losses through June 30, 2013 and applied equal weightings to each period, the general reserve as a percentage of performing loans would have declined to 1.00%.

The overall reserve of 1.36% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.27%; special mention commercial loans are reserved at 5.77%; and substandard commercial loans are reserved at 10.40%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 54-month loss experience of 0.63% are due to the following factors which management reviews on a quarterly or annual basis:

•
Loss Emergence Period Factor: Annually during the fourth quarter, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes a credit to move from pass-rated to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. This factor was updated as of June 30, 2013 as part of the historical loan loss calculation update previously discussed.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the past four - year period, considering how each individual credit was rated at the beginning of the four - year period.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and adjustments to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlates to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 54 months, through June 30, 2013. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At September 30, 2013, the coverage period within the consumer portfolio was approximately 1.64 years.

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

Total Other Income

Total other income decreased by $683,000 to $17.4 million for the quarter ended September 30, 2013, compared to $18.1 million for the third quarter of 2012. For the nine months ended September 30, 2013, total other income decreased $19.7 million to $55.5 million, compared to $75.2 million for the nine months ended September 30, 2012. Excluding the gain on the sale of Vision, total other income increased $2.5 million to $55.5 million for the first nine months of 2013, compared to $53.0 million for the same period in 2012.

The following table is a summary of the changes in the components of total other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Change	2013	2012	Change
Income from fiduciary activities	$4,139	$4,019	$120	$12,543	$11,891	$652
Service charges on deposits	4,255	4,244	11	12,147	12,469	(322)
Other service income	3,391	4,017	(626)	10,728	10,168	560
Checkcard fee income	3,326	3,038	288	9,625	9,390	235
Bank owned life insurance income	1,311	1,184	127	3,767	3,570	197
ATM fees	705	565	140	2,009	1,709	300
OREO valuation adjustments	(2,030)	(425)	(1,605)	(2,229)	(4,432)	2,203
Gain on sale of OREO, net	895	138	757	2,752	3,386	(634)
Gain on sale of the Vision business	—	—	—	—	22,167	(22,167)
Miscellaneous	1,404	1,299	105	4,157	4,889	(732)
Total other income	$17,396	$18,079	$(683)	$55,499	$75,207	$(19,708)

The following table breaks out the change in total other income for the three and nine months ended Septebmber 30, 2013 compared to September 30, 2012 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended September 30 change from 2012 to 2013			Nine months ended September 30 change from 2012 to 2013
(In thousands)	Ohio-based operations	SEPH/VB	Total	Ohio-based operations	SEPH/VB	Total
Income from fiduciary activities	$120	$—	$120	$655	$(3)	$652
Service charges on deposits	11	—	11	(168)	(154)	(322)
Other service income	(630)	4	(626)	689	(129)	560
Checkcard fee income	288	—	288	353	(118)	235
Bank owned life insurance income	127	—	127	215	(18)	197
ATM fees	140	—	140	309	(9)	300
OREO valuation adjustments	(1,425)	(180)	(1,605)	(1,117)	3,320	2,203
Gain on sale of OREO, net	(141)	898	757	(739)	105	(634)
Gain on sale of the Vision business	—	—	—	—	(22,167)	(22,167)
Miscellaneous	111	(6)	105	519	(1,251)	(732)
Total other income	$(1,399)	$716	$(683)	$716	$(20,424)	$(19,708)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $120,000, or 3.0%, to $4.1 million for the three months ended September 30, 2013, compared to $4.0 million for the same period in 2012. Fiduciary fee income increased by $652,000, or 5.5%, to $12.5 million for the nine months ended September 30, 2013, compared to $11.9 million for the same period in 2012. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2013 was $3,753 million, an increase of approximately 6.7% compared to the average for the nine months ended September 30, 2012 of $3,519 million.

Service charges on deposits increased by $11,000, or 0.3%, to $4.3 million for the three months ended September 30, 2013, compared to $4.2 million for the same period in 2012. For the nine months ended September 30, 2013, service charges on deposits decreased by $322,000, or 2.6%, to $12.1 million for the nine months ended September 30, 2013, compared to $12.5 million for the same period in 2012. The decrease for the nine-month period was primarily attributable to a decline in non-sufficient funds (“NSF”) charges.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $626,000, or 15.6%, to $3.4 million for the three months ended September 30, 2013, compared to $4.0 million for the same period in 2012. Other service income increased by $560,000, or 5.5%, to $10.7 million for the nine months ended September 30, 2013, compared to $10.2 million for the same period in 2012. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category. As long-term interest rates increased during the third quarter of 2013, the volume of originations (purchases or refinances) of mortgage loans declined.

For the three months ended September 30, 2013, OREO valuation adjustments increased by $1.6 million, to a net expense of $2.0 million, compared to a net expense of $425,000 for the same period in 2012. The increase in the third quarter of 2013 compared to 2012 was primarily related to OREO devaluations recognized at PNB. For the nine months ended September 30, 2013, OREO valuation adjustments decreased by $2.2 million, to a net expense of $2.2 million, compared to a net expense of $4.4 million for the same period in 2012. The decrease was primarily related to fewer valuation adjustments at SEPH in 2013 related to legacy Vision assets.
For the three months ended September 30, 2013, gain on the sale of OREO, net increased by $757,000 to $895,000, compared to $138,000 for the same period in 2012. For the nine months ended September 30, 2013, gain on the sale of OREO, net, decreased by $634,000, to $2.8 million, compared to $3.4 million for the same period in 2012. Through the first nine months of 2013, total OREO sales were $18.4 million. These 2013 sales were related to properties that had a book value of $15.6 million. For the first nine months of 2012, total OREO sales were $21.3 million. These 2012 sales were related to properties that had a book value of $18.7 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2013	2012	Change	2013	2012	Change
Salaries and employee benefits	$25,871	$24,255	$1,616	$75,183	$71,891	$3,292
Occupancy expense	2,348	2,303	45	7,389	7,222	167
Furniture and equipment expense	2,639	2,666	(27)	8,227	8,014	213
Data processing fees	1,042	904	138	3,110	3,003	107
Professional fees and services	5,601	6,040	(439)	17,345	17,421	(76)
Amortization of intangibles	112	139	(27)	337	2,033	(1,696)
Marketing	863	924	(61)	2,664	2,472	192
Insurance	1,174	1,408	(234)	3,814	4,298	(484)
Communication	1,268	1,470	(202)	4,301	4,501	(200)
State taxes	929	933	(4)	2,785	2,855	(70)
Loan put provision	—	(154)	154	—	3,209	(3,209)
OREO expense	687	661	26	2,168	2,489	(321)
Miscellaneous	2,181	4,134	(1,953)	10,060	10,549	(489)
Total other expense	$44,715	$45,683	$(968)	$137,383	$139,957	$(2,574)

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2013, compared to September 30, 2012 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended September 30 change from 2012 to 2013			Nine months ended September 30 change from 2012 to 2013
(In thousands)	Ohio based operations	SEPH/Vision	Total	Ohio based operations	SEPH/Vision	Total
Salaries and employee benefits	$1,822	$(206)	$1,616	$5,105	$(1,813)	$3,292
Occupancy expense	44	1	45	482	(315)	167
Furniture and equipment expense	(24)	(3)	(27)	278	(65)	213
Data processing fees	138	—	138	349	(242)	107
Professional fees and services	607	(1,046)	(439)	1,411	(1,487)	(76)
Amortization of intangibles	(27)	—	(27)	(81)	(1,615)	(1,696)
Marketing	(61)	—	(61)	214	(22)	192
Insurance	(234)	—	(234)	(341)	(143)	(484)
Communication	(196)	(6)	(202)	(65)	(135)	(200)
State taxes	(9)	5	(4)	(23)	(47)	(70)
Loan put provision	—	154	154	—	(3,209)	(3,209)
OREO expense	(67)	93	26	(81)	(240)	(321)
Miscellaneous	(1,223)	(730)	(1,953)	(1,172)	683	(489)
Total other expense	$770	$(1,738)	$(968)	$6,076	$(8,650)	$(2,574)

Salaries and employee benefits increased by $1.6 million, or 6.7%, to $25.9 million for the three months ended September 30, 2013, compared to $24.3 million for the same period in 2012. Salaries and employee benefits increased by $3.3 million, or 4.6%, to $75.2 million for the nine months ended September 30, 2013, compared to $71.9 million for the same period in 2012. The increase through the first nine months of 2013 was largely related to increased salary expense in Park's Ohio-based operations.

Amortization of intangibles decreased by $1.7 million, or 83.4% to $337,000 for the first nine months of 2013, compared to $2.0 million for the same period in 2012. This decrease was a result of accelerated intangible amortization in the first quarter of 2012 due to the sale of the Vision business. Intangibles were fully amortized in the third quarter of 2013, so there will be no additional expense for the remainder of 2013.

The table below provides information related to other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2012 and 2013 to date.

Other Expense - Quarterly 2012 and 2013
(In thousands)	PNB	GFSC	All Other	Vision	SEPH	Total PRK
Q1 2012	$38,056	$721	$1,528	$—	$8,165	$48,470
Q2 2012	37,260	706	1,839	—	5,999	45,804
Q3 2012	39,609	693	1,373	—	4,008	45,683
Q4 2012	41,591	715	1,845	—	3,860	48,011
Total 2012	$156,516	$2,835	$6,585	$—	$22,032	$187,968

Q1 2013	$40,324	$786	$1,644	$—	$3,344	$46,098
Q2 2013	40,408	810	1,443	—	3,909	46,570
Q3 2013	39,860	730	1,855	—	2,270	44,715
YTD 2013	$120,592	$2,326	$4,942	$—	$9,523	$137,383

Income Tax

Federal income tax expense was $6.1 million for the third quarter of 2013, compared to $1.8 million for the third quarter of 2012. The effective federal income tax rate for the third quarter of 2013 was 24.3%, compared to 12.9% for the same period in 2012. Federal income tax expense was $20.0 million for the first nine months of 2013, compared to $21.1 million for the same period in 2012. The effective federal income tax rate for the first nine months of 2013 was 25.0%, compared to 25.3% for the same period in 2012. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2013 year will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2013 and December 31, 2012

Changes in Financial Condition and Liquidity

Total assets increased by $63 million, or 0.9%, to $6,706 million at September 30, 2013, compared to $6,643 million at December 31, 2012.

Total investment securities decreased by $193 million, or 12.2%, to $1,389 million at September 30, 2013, compared to $1,582 million at December 31, 2012. Money market instruments, included in cash and cash equivalents, increased by $142 million to $179 million at September 30, 2013, compared to $37 million at December 31, 2012. Loan balances increased by $124 million to $4,574 million at September 30, 2013, compared to $4,450 million at December 31, 2012.

Total liabilities increased by $81 million, or 1.4%, during the first nine months of 2013 to $6,073 million at September 30, 2013, from $5,992 million at December 31, 2012.

Total deposits increased by $135 million, or 2.9%, to $4,851 million at September 30, 2013, compared to $4,716 million at December 31, 2012. The increase in deposits in the first nine months of 2013 was largely related to an increase in interest bearing transaction accounts and savings accounts.

Short-term borrowings decreased by $71 million, or 20.6%, to $273 million at September 30, 2013, from $344 million at December 31, 2012. Long-term borrowings, including subordinated debentures and notes, increased by $28 million or 3.2% to $890 million at September 30, 2013, compared to $862 million at December 31, 2012.

Total shareholders’ equity decreased by $17.7 million, or 2.7%, to $632.7 million at September 30, 2013, from $650.4 million at December 31, 2012. Retained earnings increased by $16.3 million during the period as a result of net income of $59.8 million, offset by common share dividends of $43.4 million. Accumulated other comprehensive loss increased by $33.9 million to a loss of $51.4 million at September 30, 2013, compared to a loss of $17.5 million at December 31, 2012. This $33.9 million increase in the accumulated other comprehensive loss was related to an unrealized net holding loss in the investment portfolio of $33.9 million, net of taxes, as a result of the mark-to-market adjustment at September 30, 2013.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 68.20% at September 30, 2013, compared to 66.99% at December 31, 2012 and 65.16% at September 30, 2012. Cash and cash equivalents were $314.9 million at September 30, 2013, compared to $201.3 million at December 31, 2012 and $281.3 million at September 30, 2012. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity at September 30, 2013 was $632.7 million, or 9.4% of total assets, compared to $650.4 million, or 9.8% of total assets, at December 31, 2012 and $659.1 million, or 9.8% of total assets, at September 30, 2012. Common equity, which is shareholders’ equity excluding any preferred stock, was $632.7 million at September 30, 2013, or 9.4% of total assets, compared to $650.4 million, or 9.8% of total assets, at December 31, 2012 and $659.1 million, or 9.8% of total assets, at September 30, 2012.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as shareholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.36% at September 30, 2013 and 9.17% at December 31, 2012. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.24% at September 30, 2013 and 13.12% at December 31, 2012. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.86% at September 30, 2013 and 15.77% at December 31, 2012.

PNB met the well capitalized ratio guidelines at September 30, 2013. The following table indicates the capital ratios for PNB and Park at September 30, 2013.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	6.99%	9.96%	11.70%
Park National Corporation	9.36%	13.24%	15.86%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 42 of Park’s 2012 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2012. There were no significant changes in contractual obligations and commitments during the first nine months of 2013.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2013	December 31, 2012
Loan commitments	$868,736	$815,585
Standby letters of credit	$20,747	$22,961

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

On page 41 (Table 30) of Park’s 2012 Annual Report, management reported that Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $1,144 million or 18.84% of interest earning assets at December 31, 2012. At September 30, 2013, Park’s twelve month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $396 million or 6.40% of interest earning assets. The significant decline in the cumulative rate sensitivity gap from December 31, 2012 to September 30, 2013 of $748 million is due to changes in the expected cash flows within Park’s investment portfolio, resulting from the increase in interest rates during 2013.

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

On page 42 of Park’s 2012 Annual Report, management reported that at December 31, 2012, the earnings simulation model projected that net income would increase by 1.1% using a rising interest rate scenario and decrease by 6.6% using a declining interest rate scenario over the next year. At September 30, 2013, the earnings simulation model projected that net income would decrease by 1.78% using a rising interest rate scenario and would decrease by 9.11% in a declining interest rate scenario. The decline in net income in both the increasing and the decreasing interest rate scenarios is due to the balance of loans that are currently indexed to an interest rate “floor”.  Therefore, in a rising interest rate scenario, a portion of the loan portfolio will not experience an increase in interest income until interest rates on those loans move through the “floor” established in individual loan agreements, while deposit assumptions reflect increasing rates paid on deposits in such a scenario. At September 30, 2013, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
No purchases of Park’s common shares were made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2013. The following table provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2013	—	—	—	600,000
August 1 through August 31, 2013	—	—	—	600,000
September 1 through September 30, 2013	—	—	—	600,000
Total	—	—	—	600,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") which became effective on April 22, 2013.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The 2013 Incentive Plan replaced the Park National Corporation 2005 Incentive Stock Option Plan (the "2005 Plan") as well as the Park National Corporation Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the “Directors' Stock Plan”), each of which terminated following the approval of the 2013 Incentive Plan by Park's shareholders. From and after April 22, 2013, no further awards may be granted by Park under the 2005 Plan or the Directors' Stock Plan.

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2013 and 2012 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: November 01, 2013	/s/ C. Daniel DeLawder
C. Daniel DeLawder
Chairman of the Board and
Chief Executive Officer

DATE: November 01, 2013	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer and
Treasurer