Form 10-K
period 2013-12-31
PARK NATIONAL CORP /OH/
filed 2014-02-25
CIK 805676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 28, 2013, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,060,189,898 based on the closing sale price as reported on NYSE MKT LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2014

Common Shares, without par value	15,392,443 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2013 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2014	Part III

Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
General
Park National Corporation (“Park”) is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Throughout the fiscal year ended December 31, 2013 (“Fiscal 2013”), Park was a bank holding company subject to the authority of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act. On January 8, 2014, Park filed a declaration with the Federal Reserve Bank of Cleveland electing to become a financial holding company, pursuant to Sections 4(k) and 4(l) of the Bank Holding Company Act, which was deemed complete as of January 27, 2014. As a result, Park is a financial holding company which remains subject to the authority of the Federal Reserve Board under the Bank Holding Company Act. Please see the discussion below in the section captioned “Supervision and Regulation of Park and its Subsidiaries.”
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
Banking Operations
Throughout the fiscal year ended December 31, 2013 (“Fiscal 2013”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
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

Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio communities. Park National Bank operates 123 financial service offices in Ohio and Northern Kentucky through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the Second National Bank Division headquartered in Greenville, Ohio; (vi) the Richland Bank Division headquartered in Mansfield, Ohio; (vii) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (viii) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (ix) the Farmers Bank Division headquartered in Loudonville, Ohio; (x) the Security National Bank Division headquartered in Springfield, Ohio; and (xi) the Unity National Bank Division headquartered in Piqua, Ohio.

Park National Bank, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH") comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2013 is included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report. That financial information is incorporated herein by reference.

As of the date of this Annual Report on Form 10-K, Park National Bank operated 123 financial service offices and a network of 144 automated teller machines. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report.
Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had six financial service offices spanning six counties in Ohio: Clark, Fairfield, Franklin, Licking, Montgomery and Richland. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report.
SE Property Holdings, LLC
SEPH is a limited liability company, organized in 2011 under the laws of the State of Ohio, and a direct subsidiary of Park. The initial purpose of SEPH was to purchase other real estate owned (“OREO”) from Vision Bank, a bank subsidiary of Park until February 16, 2012, and continue to market such properties for sale. By letter dated January 30, 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized Park to engage in the business of extending credit through SEPH. As a result, SEPH is permitted to engage in lending activities and was able to succeed to the rights and obligations of Vision Bank in respect of the loans held by Vision Bank when Vision Bank merged into SEPH on February 16, 2012 (the "Vision Bank-SEPH merger"). SEPH has operations in Ohio, Alabama, and Florida, with the sole purpose of such operations being to sell OREO in an effective and efficient manner and work out or sell problem loan situations with the respective borrowers.
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable segment information included in Note 23 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report.
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
River Park Properties, LLC and Sunny Green, LLC are subsidiaries of Park National Bank that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated entity.
87A Orange Beach LLC, Morningside Holding LLC, Swindall Holding LLC, Swindall Partnership Holdings LLC and Vision Park Properties, LLC are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated entity.
Services Provided by Park’s Subsidiaries
Park National Bank and its divisions provide the following principal services:

•	the acceptance of deposits for demand, savings and time accounts and the servicing of those accounts;

•	commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are offered through a third party), home equity lines of credit and commercial leasing;

•	trust and wealth management services;

•	cash management;

•	safe deposit operations;

•	electronic funds transfers;

•	Internet and mobile banking solutions with bill pay service; and

•	a variety of additional banking-related services tailored to the needs of individual customers.

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

Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties and one Kentucky county served by the financial service offices of Park National Bank. As a result of the Vision Bank – SEPH Merger, SEPH holds loans originated by Vision Bank located in the five Florida counties and one Alabama county previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH Merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to the Vision Bank - SEPH merger.
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
Commercial Loans
At December 31, 2013, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,940 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 42.0% of their total aggregate loan portfolio as of that date. Of this amount, approximately $825 million represented commercial, financial and agricultural loans, $1,112 million represented commercial real estate loans and $3 million represented commercial leases. At December 31, 2013, of the $1,940 million in commercial loans Park's subsidiaries had outstanding, SEPH had outstanding commercial loans of $14.1 million.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing and commercial leasing. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 10 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties and one Kentucky county where Park National Bank operates and (ii) the five Florida counties and one Alabama county where Vision Bank operated prior to the Vision Bank - SEPH merger. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.
Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. The credit information required generally includes, depending on the amount of money lent, fully completed financial statements, third-party prepared financial statements, two years of federal income tax returns and a current credit report. Loan terms include amortization schedules commensurate with the purpose of each loan, identification of the source of each repayment and the risk involved. In most instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan and the collateral available to be pledged by the borrower. Most often, the collateral is inventory, machinery, accounts receivable and/or real estate. The guarantee of the business owners/principals is generally required on loans made to closely-held business entities.

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 10 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $81.8 million at December 31, 2013. Participations in a loan by Park National Bank in an amount larger than $20.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $81.8 million, the total indebtedness of the largest single borrower within the commercial portfolio was $24.5 million at December 31, 2013.
Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) loan relationships with an outstanding balance greater than $300,000. If deterioration has occurred, the lending subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 24 and 25 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2013, Scope Aircraft Finance had outstanding approximately $181 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2013, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases and home equity lines of credit) in an aggregate amount of approximately $724 million, constituting approximately 15.7% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of central and southern Ohio and Northern Kentucky. At December 31, 2013, of the $724 million in consumer loans, GFSC had outstanding consumer loans of $39.1 million and SEPH had outstanding consumer loans of $15,000.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report, and is incorporated herein by reference. Park National Bank and its divisions also offer home equity lines of credit through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 24 and 25 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2013, Park National Bank and SEPH had outstanding approximately $1,957 million in construction real estate loans and residential real estate loans, representing approximately 42.3% of total loans outstanding. Of the $1,957 million, approximately $1,800 million was included within the residential real estate loan segment, which included $407 million of commercial loans, $1,145 million of mortgage loans, $214 million of home equity lines of credit and $34 million of installment loans. The remaining $157 million was included within the construction real estate loan segment, which included $117 million of commercial land and development (“CL&D”) loans and $40 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in central and southern Ohio and Northern Kentucky. The market area for real estate lending by Vision Bank, which merged with and into SEPH on February 16, 2012, was concentrated in the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. At December 31, 2013, of the $1,957 million in construction real estate and residential real estate loans, SEPH had outstanding construction real estate loans of $5.8 million and residential real estate loans of $18.0 million.
Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and a current appraisal providing the market value of the real estate securing the loan. Residential real estate loans are generally analyzed through an automated underwriting platform (system) to determine a risk classification. All loans receiving a risk classification of caution require review by a senior lender and generally require additional documentation if the loan is approved.
Park National Bank generally requires, and prior to February 16, 2012, Vision Bank generally required, that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are generally adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed rate real estate loans for sale to the secondary market. These loans are generally sold immediately after closing. However, beginning in 2010, Park’s management made a decision to retain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. At December 31, 2013 and 2012, Park reported $612 million and $471 million, respectively, of these loans on the Consolidated Balance Sheets. All real estate loans are secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required, and prior to February 16, 2012, Vision Bank also required, proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 24 and 25 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 10 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to loans made to developers who do not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 24 and 25 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and small number of performing loans. The loans are of higher risk as they are either on nonaccrual status or are accruing, but may have been classified by Park management. In addition to approximately $23 million in OREO property, SEPH also held approximately $38 million in loans as of December 31, 2013. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated solely to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park in the future.
Title Agency
Park Title Agency is a traditional title agency serving primarily residential and commercial customers of Park National Bank and other residents in the 28 Ohio counties and one Kentucky County served by Park National Bank who are seeking title insurance for purchases, construction and refinancing of real estate.
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
Employees
At December 31, 2013, Park and its subsidiaries had 1,836 full-time equivalent employees.
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
As a financial holding company, Park is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE MKT under the trading symbol “PRK,” which subjects Park to the requirements under the applicable setions of the NYSE MKT Company Guide for listed companies.
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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company. Park’s declaration to become a financial holding company was deemed complete as of January 27, 2014 and Park is now a financial holding company subject to regulation by the Federal Reserve Board. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;

•	sponsoring mutual funds and investment companies;

•	insurance underwriting and agency;

•	merchant banking; and

•	activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory Community Reinvestment Act rating. A subsidiary bank of a financial holding company or a national bank with a financial subsidiary must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

Each subsidiary bank of a financial holding company is subject to certain restrictions imposed by the Federal Reserve Act on the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

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
Regulatory Capital
The Federal Reserve Board has adopted risk-based capital guidelines for financial holding companies and other bank holding companies as well as state member banks. The OCC and the FDIC have adopted risk-based capital guidelines for national banks and state non-member banks, respectively. The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.
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
The Federal Reserve Board has established minimum leverage ratio guidelines for financial holding companies and other bank holding companies. The Federal Reserve Board guidelines provide for a minimum ratio of Tier 1 capital to average assets (excluding the allowance for loan losses, goodwill and certain other intangibles), or “leverage ratio,” of 3% for financial holding companies and bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies. The guidelines further provide that financial holding companies and bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels. The OCC and the FDIC have each also adopted minimum leverage ratio guidelines for national banks and for state non-member banks, respectively.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions. This system is based on five capital level categories for insured depository institutions: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”
The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level. For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes. Banking operations otherwise may be significantly affected depending on a bank’s capital category. For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.
In order to be “well-capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 22 of the Notes to Consolidated Financial Statements of Park’s 2013 Annual Report, which is incorporated herein by reference.
The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.
The following is a summary of the major changes from the current general risk-based capital rule:

1.
higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5 percent and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0 percent; the retention of a total capital ratio of 8.0 percent; and a minimum leverage ratio of 4.0 percent;

2.	stricter eligibility criteria for regulatory capital instruments;

3.
restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter;

4.	replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach, implementing the requirements of Sectin 939A of the Dodd-Frank Act;

5.
stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

6.	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

The Basel III Capital Rules are effective for Park and the Park National Bank on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on Park's or Park National Bank's capital ratios.
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
Limits on Dividends and Other Payments
There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its financial holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.
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
At December 31, 2013, approximately $65.6 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 17 of the Notes to Consolidated Financial Statements of Park’s 2013 Annual Report.
The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company or bank holding company’s capital needs, asset quality, and overall financial condition. Accordingly, a financial holding company or bank holding company should not pay cash dividends that exceed its net income or can only be funded in ways that weaken the financial holding company or bank holding company’s financial health, such as by borrowing.
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
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.
The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. Park National Bank does not engage in any of the trading activities or have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.
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
Patriot Act
In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001. The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity. Park National Bank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.
Corporate Governance
As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. NYSE MKT has also adopted corporate governance rules. The Board of Directors of Park has taken a series of actions to strengthen and improve Park’s already strong corporate governance practices in light of the rules of the SEC and NYSE MKT. The Board of Directors has adopted charters for the Audit Committee, the Compensation Committee, the Executive Committee, the Investment Committee, the Nominating and Corporate Governance Committee (including as Exhibit A thereto, Corporate Governance Guidelines) and the Risk Committee as well as a Code of Business Conduct and Ethics governing the directors, officers and associates of Park and its affiliates.

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
Among the provisions already implemented that have or may have an effect on Park or its subsidiaries are the following:

•	the CFPB has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

•
the Federal Reserve Board has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Park National Bank, it may have an adverse effect on Park National Bank as the debit cards issued by Park National Bank and other smaller banks, which have higher interchange fees, may become less competitive; and

•	new capital regulations have been adopted as discussed above in the section captioned "Regulatory Capital".

Additional provisions not yet implemented that may have an effect on Park or its subsidiaries are new corporate governance requirements applicable generally to all public companies in all industries, which will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances and to make additional disclosures in proxy statements with respect to compensation matters.
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
Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee. A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.
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
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report, Note 4 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report, Note 5 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report, Note 8 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report and Note 9 of the Notes to Consolidated Financial Statements in Park’s 2013 Annual Report. This statistical disclosure is incorporated herein by reference.
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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe may become global. In addition, the uncertainty over whether the United States Congress will fail to raise the federal government's debt ceiling may have a negative effect on the economy and the stock market. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

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

In July 2013, Park's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding company and other bank holding companies as well as depository institutions, including Park and Park National Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules are effective for Park and Park National Bank on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on Park's or Park National Bank's capital ratios.

The Dodd-Frank Act and its progeny may adversely impact Park’s results of operations, financial condition or liquidity.
On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are likely to significantly impact the ways in which banks as well as financial holding companies and bank holding companies, including Park National Bank and Park, do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 – Business” of this Form 10-K.
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

Our lending and deposit gathering activities are concentrated primarily in Ohio and, prior to February 16, 2012, in markets served through Vision Bank operations in Alabama and Florida. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Real estate values in these Ohio and, more dramatically, Gulf Coast communities were negatively impacted by the recent economic crisis. Although there has been some improvement recently in a number of economic measures, including home prices and unemployment rates in Ohio, adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 30 in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Federal banking agencies have adopted extensive changes to their capital requirements, including raising required amounts and eliminating the inclusion of certain instruments from the calculation of capital. If we experience significant loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance for loan losses. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2013 Annual Report.

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

We are a financial holding company and depend on our subsidiaries for dividends, distributions and other payments.

As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our Common Shares and service our debt is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that Park National Bank and our other subsidiaries may pay to us without regulatory approval. Park National Bank generally may not, without prior regulatory approval, pay a dividend in an amount greater than its undivided profits. In addition, the prior approval of the OCC is required for the payment of a dividend by Park National Bank if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The Federal Reserve Board and the OCC have issued policy statements that provide that insured banks as well as financial holding companies and other bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Park National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “under-capitalized” for purposes of the applicable “prompt corrective action” regulations. “Under-capitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2013 and 2014 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”

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

We offer healthcare coverage to our eligible employees with a portion of the cost subsidized by Park. With recent changes to the healthcare laws in the United States, more of our employees may choose to participate in our health insurance plans, which could increase our costs for such coverage and adversely impact our costs of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.	PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.

Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 123 financial service offices in Ohio and one in Kentucky. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (five offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington (two offices) and Lancaster (six offices) in Fairfield County;

•	a financial service office in Jeffersonville in Fayette County;

•	financial service offices in Canal Winchester, Columbus (two offices), Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Jamestown, Xenia (two offices) and Yellow Springs in Greene County;

•	a financial service office in Cincinnati in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion (two offices) and Prospect in Marion County;

•	financial service offices in Celina and in Fort Recovery in Mercer County;

•	financial service offices (three offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy (two offices), all in Miami County;

•	financial service offices in Mount Gilead (two offices) in Morrow County;

•	financial service offices in Zanesville (nine offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.

•	Park National Bank also has one financial service office in Florence (Boone County), Kentucky.
The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio and in Boone County, Kentucky comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Fayette, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank, N.A. Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 30 are leased and the remainder are owned. Park National Bank also operates 29 off-site automated teller machines.
Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
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
SEPH has one office located in Newark in Licking County, Ohio, which it leases.

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

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 35 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's common shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2013. The table also provides information concerning the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 through October 31, 2013	—	—	—	600,000

November 1 through November 30, 2013	10,550	$79.93	10,550	589,450

December 1 through December 31, 2013	—	—	—	589,450

Total	10,550	$79.93	10,550

(1)	All of the common shares reported were purchased in the open market under Park's publicly announced stock repurchase authorization to fund the 2013 Incentive Plan.

(2)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Incentive Plan which became effective on April 22, 2013.

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

The aggregate number of common shares with respect to which awards may be granted under the 2013 Incentive Plan will be 600,000. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2013 Incentive Plan. On April 22, 2013, Park's Board of Directors authorized the purchase, from time to time, of up to 600,000 Park common shares to be held as treasury shares for subsequent issuance and delivery under the 2013 Incentive Plan. As of December 31, 2013, 10,550 common shares had been purchased for this purpose.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 32 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 12 included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin declined by 31 basis points in 2012 and by 22 basis points in 2013. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.61%, 3.83% and 4.14% for each of the fiscal years ended December 31, 2013, 2012 and 2011 respectively. The discussion of interest rate sensitivity included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2013 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 18 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2013 and 2012, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2013, 2012 and 2011, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2013 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 33 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2013 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” is also incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

No response required.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
With the participation of the Chief Executive Officer and President (the principal executive officer) and the Chief Financial Officer, Secretary and Treasurer (the principal financial officer) of Park, Park’s management has evaluated the effectiveness of Park’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, Park’s Chief Executive Officer and President and Park’s Chief Financial Officer, Secretary and Treasurer have concluded that:

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2013 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2013 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 28, 2014 (the “2014 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2014 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2014 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2014 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2014 Proxy Statement.
Committee Charters; Corporate Governance Guidelines; Code of Business Conduct and Ethics
Park’s Board of Directors has adopted charters for each of the Audit Committee, the Compensation Committee, the Executive Committee, the Investment Committee, the Nominating and Corporate Governance Committee and the Risk Committee. Park's Board of Directors has also adopted Corporate Governance Guidelines which are included as Exhibit A to the charter of the Nominating and Corporate Governance Committee.
In accordance with the requirements of Section 807 of the NYSE MKT Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and its affiliates, including Park’s Chairman of the Board, Park's Chief Executive Officer and President (the principal executive officer), Park’s Chief Financial Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of Section 807 of the NYSE MKT Company Guide.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Investment Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance Guidelines) and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Investment Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the Chief Executive Officer and President of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: David L. Trautman.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2014 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders held on April 22, 2013.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BOARD OF DIRECTORS STRUCTURE AND MEETINGS – Committees of the Board – Audit Committee” in Park’s 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2014 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2014 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2014 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2014 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2014 Proxy Statement.
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2013 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated by reference from Park's 2013 Annual Report

Consolidated Balance Sheets at December 31, 2013 and 2012 -- Incorporated by reference from Park's 2013 Annual Report

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 -- Incorporated by reference from Park's 2013 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 - Incorporated by reference from Park's 2013 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011 -- Incorporated by reference from Park's 2013 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 -- Incorporated by reference from Park's 2013 Annual Report

Notes to Consolidated Financial Statements -- Incorporated by reference from Park's 2013 Annual Report

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
Regulations of Park National Corporation (reflecting amendments through April 21, 2008) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park's March 31, 2008 Form 10-Q)

4.1(a)
Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)
First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park's March 15, 2007 Form 8-K”))

4.2(a)
Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park's March 15, 2007 Form 8-K)

4.2(c)
Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustee named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(c) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-13006) ("Park's 2012 Form 10-K"))

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Warrant to Purchase 227,376 Shares of Common Stock (Common Shares) of Park National Corporation issued to the United States Department of the Treasury on December 23, 2008 (incorporated herein by reference to Exhibit 4.1 to Park's December 23, 2008 Form 8-K)

Note: Repurchased on May 2, 2012. See Exhibit 4.7 to this Annual Report on form 10-K.

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
Schedule identifying Split-Dollar Agreements covering executive officers of The Park National Bank who are also directors and executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (filed herewith)

10.3(a)†	Description of Park National Corporation Supplemental Executive Retirement Benefits as in effect since February 18, 2008 (filed herewith)

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

10.5†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.6(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.6(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.7†
Split-Dollar Agreement, made and entered into effective as of May 19, 2008, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on May 20, 2008 (File No. 1-13006))

10.8†
Split-Dollar Agreement, made and entered into effective as of January 1, 2010, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.11 to Park’s 2012 Form 10-K)

10.9†
Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))

10.10†
Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and its subsidiaries granted on and after January 24, 2014 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 27, 2014 (File No. 1-13006))

13	2013 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14	Code of Business Conduct and Ethics, as amended July 22, 2013 and updated July 23, 2013 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101
The following materials from Park National Corporation's 2013 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)

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

PARK NATIONAL CORPORATION

Date: February 25, 2014	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2014.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Matthew R. Miller Matthew R. Miller	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Maureen Buchwald* Maureen Buchwald	Director
/s/ Harry O. Egger* Harry O. Egger	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ William T. McConnell* William T. McConnell	Director

Name	Capacity
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Dr. Charles W. Noble, Sr.* Dr. Charles W. Noble Sr.	Director
/s/ John J. O’Neill* John J. O’Neill	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 25th day of February, 2014.

By:	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President