Form 10-Q
period 2014-03-31
PARK NATIONAL CORP /OH/
filed 2014-05-02
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

 Yes   ☐   No   ☒

15,392,436 Common shares, no par value per share, outstanding at May 1, 2014.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$120,100	$129,078
Money market instruments	208,637	17,952
Cash and cash equivalents	328,737	147,030
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,215,422 and $1,222,143 at March 31, 2014 and December 31, 2013, respectively)	1,186,377	1,176,266
Securities held-to-maturity, at amortized cost (fair value of $175,377 and $187,402 at March 31, 2014 and December 31, 2013, respectively)	171,936	182,061
Other investment securities	58,311	65,907
Total investment securities	1,416,624	1,424,234
Loans	4,623,926	4,620,505
Allowance for loan losses	(60,257)	(59,468)
Net loans	4,563,669	4,561,037
Bank owned life insurance	169,802	169,284
Goodwill	72,334	72,334
Premises and equipment, net	55,580	55,278
Other real estate owned	35,112	34,636
Accrued interest receivable	17,391	18,335
Mortgage loan servicing rights	8,778	9,013
Other	143,045	147,166
Total assets	$6,811,072	$6,638,347

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,179,057	$1,193,553
Interest bearing	3,797,641	3,596,441
Total deposits	4,976,698	4,789,994
Short-term borrowings	251,894	242,029
Long-term debt	786,750	810,541
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	2,905	2,901
Other	46,139	60,885
Total liabilities	$6,144,636	$5,986,600

Shareholders' equity:
Preferred shares	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,930 shares issued at March 31, 2014 and 16,150,941 shares issued at December 31, 2013)	302,753	302,651
Retained earnings	465,774	460,643
Treasury shares (758,489 shares at March 31, 2014 and 738,989 shares at December 31, 2013)	(77,613)	(76,128)
Accumulated other comprehensive loss, net of taxes	(24,478)	(35,419)
Total shareholders' equity	666,436	651,747
Total liabilities and shareholders’ equity	$6,811,072	$6,638,347

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Interest and dividend income:

Interest and fees on loans	$54,753	$55,775

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,476	10,242
Obligations of states and political subdivisions	2	17

Other interest income	111	158
Total interest and dividend income	64,342	66,192

Interest expense:

Interest on deposits:
Demand and savings deposits	393	501
Time deposits	2,278	3,090

Interest on borrowings:
Short-term borrowings	126	144
Long-term debt	7,065	7,004

Total interest expense	9,862	10,739

Net interest income	54,480	55,453

Provision for (recovery of) loan losses	(2,225)	329
Net interest income after provision for loan losses	56,705	55,124

Other income:
Income from fiduciary activities	4,541	4,076
Service charges on deposit accounts	3,659	3,822
Other service income	1,918	3,985
Checkcard fee income	3,213	2,983
Bank owned life insurance income	1,262	1,202
ATM fees	594	627
OREO valuation adjustments	(416)	401
Gain on sale of OREO, net	706	224
Miscellaneous	1,171	1,485
Total other income	16,648	18,805

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Other expense:
Salaries and employee benefits	$25,060	$24,633
Occupancy expense	2,832	2,597
Furniture and equipment expense	2,998	2,607
Data processing fees	1,114	1,019
Professional fees and services	6,283	5,864
Marketing	1,118	848
Insurance	1,447	1,302
Communication	1,343	1,580
State taxes	975	928
OREO expense	1,277	512
Miscellaneous	3,251	4,208
Total other expense	47,698	46,098

Income before income taxes	25,655	27,831

Federal income taxes	6,036	7,121

Net income	$19,619	$20,710

Earnings per Common Share:
Net income available to common shareholders
Basic	$1.27	$1.34
Diluted	$1.27	$1.34

Weighted average common shares outstanding
Basic	15,401,105	15,411,990
Diluted	15,414,897	15,411,990

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013
Net income	$19,619	$20,710

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax expense (benefit) of $5,891 and $(1,282) for the three months ended March 31, 2014 and 2013.	10,941	(2,379)
Other comprehensive income (loss)	$10,941	$(2,379)

Comprehensive income	$30,560	$18,331

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			20,710
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(1,282)					(2,379)
Cash dividends on common stock at $0.94 per share			(14,486)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Balance at March 31, 2013	$—	$302,653	$447,829	$(76,375)	$(19,897)

Balance at January 1, 2014	$—	$302,651	$460,643	$(76,128)	$(35,419)
Net Income			19,619
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $5,891					10,941
Cash dividends on common stock at $0.94 per share			(14,488)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Share - based compensation expense		103
Repurchase of treasury shares				(1,485)
Balance at March 31, 2014	$—	$302,753	$465,774	$(77,613)	$(24,478)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$19,619	$20,710

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(2,225)	329
Amortization of loan fees and costs, net	1,135	728
Depreciation	1,821	1,773
Amortization of core deposit intangibles	—	112
(Accretion)/amortization of investment securities, net	(49)	42
Amortization of prepayment penalty on long-term debt	1,222	1,202
Loan originations to be sold in secondary market	(22,194)	(140,704)
Proceeds from sale of loans in secondary market	20,350	156,212
Gain on sale of loans in secondary market	452	1,511
Share-based compensation expense	103	—
OREO valuation adjustments	416	(401)
Bank owned life insurance income	(1,262)	(1,202)

Changes in assets and liabilities:
Increase in other assets	(3,236)	(13,816)
Decrease in other liabilities	(6,761)	(768)

Net cash provided by operating activities	$9,391	$25,728

Investing activities:
Proceeds from sales of Federal Home Loan Bank stock	8,946	—
Proceeds from calls and maturity of:
Available-for-sale securities	21,581	309,212
Held-to-maturity securities	10,125	116,140
Purchases of:
Available-for-sale securities	(14,811)	(199,711)
Net (increase) in other investments	(1,350)	—
Net loan originations, portfolio loans	2,347	(8,403)
Investment in qualified affordable housing projects	(8,000)	(254)
Purchases of bank owned life insurance, net	—	(4,600)
Purchases of premises and equipment, net	(2,123)	(4,747)

Net cash provided by investing activities	$16,715	$207,637

Financing activities:
Net increase in deposits	$186,704	$200,509
Net increase (decrease) in short-term borrowings	9,865	(100,166)
Repayment of long-term debt	(50,013)	(15)

Proceeds from issuance of long-term debt	25,000	—
Repurchase of treasury shares	(1,485)	—
Cash dividends paid on common shares	(14,470)	(14,486)

Net cash provided by financing activities	$155,601	$85,842

Increase in cash and cash equivalents	181,707	319,207

Cash and cash equivalents at beginning of year	147,030	201,305

Cash and cash equivalents at end of period	$328,737	$520,512

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,858	$10,795

Income taxes	$—	$—

Loans transferred to OREO	$4,802	$7,103

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2014 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2014.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2013 from Park’s 2013 Annual Report to Shareholders (“2013 Annual Report”).

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period. Management has evaluated events occurring subsequent to the balance sheet date, determining no events required additional disclosure in these consolidated condensed financial statements.

Note 2 – Recent Accounting Pronouncements

ASU 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have an impact on Park's consolidated statements.

ASU 2014-01- Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued Accounting Standards Update 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. Additionally, a reporting entity should disclose information that enables users of its financial statement to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on Park's consolidated financial statements, but may impact the presentation of Park's investments in qualified affordable housing projects. Additionally, the adoption of this guidance will require additional disclosures.

ASU 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an insubstance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on Park's consolidated financial statements, but will result in additional disclosures.

Note 3 – Goodwill

The following table shows the activity in goodwill for the first three months of 2014.

(in thousands)	Goodwill
December 31, 2013	$72,334
Adjustments to goodwill	—
March 31, 2014	$72,334

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014			December 31, 2013
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$806,732	$3,237	$809,969	$825,432	$3,079	$828,511
Commercial real estate *	1,099,997	3,330	1,103,327	1,112,273	3,765	1,116,038
Construction real estate:
SEPH commercial land and development *	4,955	2	4,957	5,846	2	5,848
Remaining commercial	113,575	263	113,838	110,842	263	111,105
Mortgage	29,291	84	29,375	31,882	96	31,978
Installment	7,593	26	7,619	7,546	26	7,572
Residential real estate:
Commercial	405,138	1,016	406,154	407,387	904	408,291
Mortgage	1,152,163	1,604	1,153,767	1,144,754	1,559	1,146,313
HELOC	211,005	825	211,830	213,565	870	214,435
Installment	31,804	123	31,927	33,841	132	33,973
Consumer	758,347	2,578	760,925	723,733	2,775	726,508
Leases	3,326	47	3,373	3,404	23	3,427
Total loans	$4,623,926	$13,135	$4,637,061	$4,620,505	$13,494	$4,633,999
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of March 31, 2014 and December 31, 2013:

	March 31, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,841	$6	$83	$19,930
Commercial real estate	38,161	1,234	—	39,395
Construction real estate:
SEPH commercial land and development	4,102	—	—	4,102
Remaining commercial	10,225	305	—	10,530
Mortgage	99	96	—	195
Installment	36	160	—	196
Residential real estate:
Commercial	30,183	1,030	—	31,213
Mortgage	19,528	11,966	465	31,959
HELOC	1,888	737	—	2,625
Installment	994	896	53	1,943
Consumer	2,969	1,614	724	5,307
Total loans	$128,026	$18,044	$1,325	$147,395

	December 31, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,633	$107	$80	$20,820
Commercial real estate	39,588	2,234	2	41,824
Construction real estate:
SEPH commercial land and development	4,777	—	—	4,777
Remaining commercial	10,476	306	—	10,782
Mortgage	87	97	—	184
Installment	39	192	—	231
Residential real estate:
Commercial	32,495	913	—	33,408
Mortgage	20,564	11,708	549	32,821
HELOC	2,129	751	—	2,880
Installment	965	885	80	1,930
Consumer	3,463	1,616	1,016	6,095
Total loans	$135,216	$18,809	$1,727	$155,752

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$19,847	$19,835	$12	$20,740	$20,727	$13
Commercial real estate	39,395	39,395	—	41,822	41,822	—
Construction real estate:
SEPH commercial land and development	4,102	4,102	—	4,777	4,777	—
Remaining commercial	10,530	10,530	—	10,782	10,782	—
Mortgage	195	—	195	184	—	184
Installment	196	—	196	231	—	231
Residential real estate:
Commercial	31,213	31,213	—	33,408	33,408	—
Mortgage	31,494	—	31,494	32,272	—	32,272
HELOC	2,625	—	2,625	2,880	—	2,880
Installment	1,890	—	1,890	1,850	—	1,850
Consumer	4,583	798	3,785	5,079	799	4,280
Total loans	$146,070	$105,873	$40,197	$154,025	$112,315	$41,710

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2014 and December 31, 2013.

	March 31, 2014			December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$22,101	$12,659	$—	$22,429	$12,885	$—
Commercial real estate	51,428	31,257	—	56,870	34,149	—
Construction real estate:
SEPH commercial land and development	17,493	4,102	—	23,722	4,777	—
Remaining commercial	5,248	3,694	—	8,429	6,872	—
Residential real estate:
Commercial	33,875	29,258	—	36,709	31,461	—
Consumer	799	798	—	799	799	—

With an allowance recorded:
Commercial, financial and agricultural	11,982	7,176	3,064	12,616	7,842	3,268
Commercial real estate	8,313	8,138	5,514	7,966	7,673	5,496
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	6,835	6,836	2,304	3,909	3,910	1,132
Residential real estate:
Commercial	2,126	1,955	440	2,129	1,947	555
Consumer	—	—	—	—	—	—
Total	$160,200	$105,873	$11,322	$175,578	$112,315	$10,451

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2014 and December 31, 2013, there were $49.2 million and $58.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $5.1 million and $5.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2014 and December 31, 2013 of $11.3 million and $10.5 million, respectively. These loans with specific reserves had a recorded investment of $24.1 million and $21.4 million as of March 31, 2014 and December 31, 2013, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis. The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
(In thousands)	Recorded investment as of March 31, 2014	Average recorded investment	Interest income recognized	Recorded investment as of March 31, 2013	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$19,835	$20,140	$61	$21,742	$21,479	$128
Commercial real estate	39,395	40,995	253	40,075	43,191	256
Construction real estate:
SEPH commercial land and development	4,102	4,464	56	10,482	12,082	—
Remaining commercial	10,530	10,379	47	20,483	20,912	220
Residential real estate:
Commercial	31,213	31,101	263	36,722	35,859	130
Consumer	798	799	—	799	204	—
Total	$105,873	$107,878	$680	$130,303	$133,727	$734

The following tables present the aging of the recorded investment in past due loans as of March 31, 2014 and December 31, 2013 by class of loan.

	March 31, 2014
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$4,313	$12,910	$17,223	$792,746	$809,969
Commercial real estate	998	18,196	19,194	1,084,133	1,103,327
Construction real estate:
SEPH commercial land and development	—	3,925	3,925	1,032	4,957
Remaining commercial	—	3,460	3,460	110,378	113,838
Mortgage	328	87	415	28,960	29,375
Installment	83	12	95	7,524	7,619
Residential real estate:
Commercial	698	22,243	22,941	383,213	406,154
Mortgage	10,550	10,674	21,224	1,132,543	1,153,767
HELOC	675	585	1,260	210,570	211,830
Installment	541	471	1,012	30,915	31,927
Consumer	8,288	3,157	11,445	749,480	760,925
Leases	—	—	—	3,373	3,373
Total loans	$26,474	$75,720	$102,194	$4,534,867	$4,637,061
* Includes $1.3 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

	December 31, 2013
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$1,233	$13,275	$14,508	$814,003	$828,511
Commercial real estate	2,168	18,274	20,442	1,095,596	1,116,038
Construction real estate:
SEPH commercial land and development	—	4,242	4,242	1,606	5,848
Remaining commercial	—	3,463	3,463	107,642	111,105
Mortgage	264	75	339	31,639	31,978
Installment	207	14	221	7,351	7,572
Residential real estate:
Commercial	900	5,659	6,559	401,732	408,291
Mortgage	13,633	11,829	25,462	1,120,851	1,146,313
HELOC	571	402	973	213,462	214,435
Installment	696	436	1,132	32,841	33,973
Consumer	12,143	3,941	16,084	710,424	726,508
Leases	—	—	—	3,427	3,427
Total loans	$31,815	$61,610	$93,425	$4,540,574	$4,633,999
* Includes $1.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2014 and December 31, 2013 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans from 1 to 8. Credit grades are continuously monitored by the respective loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2014 and December 31, 2013 for all commercial loans:

	March 31, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$6,105	$320	$19,847	$783,697	$809,969
Commercial real estate *	8,764	434	39,395	1,054,734	1,103,327
Construction real estate:
SEPH commercial land and development *	—	—	4,102	855	4,957
Remaining commercial	6,591	—	10,530	96,717	113,838
Residential real estate:
Commercial	4,090	288	31,213	370,563	406,154
Leases	—	—	—	3,373	3,373
Total Commercial Loans	$25,550	$1,042	$105,087	$2,309,939	$2,441,618
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2013
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$6,055	$532	$20,740	$801,184	$828,511
Commercial real estate *	11,591	1,525	41,822	1,061,100	1,116,038
Construction real estate:
SEPH commercial land and development *	354	—	4,777	717	5,848
Remaining commercial	6,858	244	10,782	93,221	111,105
Residential real estate:
Commercial	5,033	397	33,408	369,453	408,291
Leases	—	—	—	3,427	3,427
Total Commercial Loans	$29,891	$2,698	$111,529	$2,329,102	$2,473,220
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the periods ended March 31, 2014 and March 31, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three months ended March 31, 2014, Park removed the TDR classification on $966,000 of loans that met the requirements discussed above. The TDR classification was not removed on any loans during the three months ended March 31, 2013.

At March 31, 2014 and December 31, 2013, there were $70.7 million and $76.3 million, respectively, of TDRs included in nonaccrual loan totals. At March 31, 2014 and December 31, 2013, $27.6 million and $50.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2014 and December 31, 2013, there were $18.0 million and $18.8 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At March 31, 2014 and December 31, 2013, Park had commitments to lend $2.7 million and $4.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at March 31, 2014 and December 31, 2013 was $8.2 million and $7.5 million, respectively. Modifications made in 2013 and 2014 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $18,000 and $238,000 were recorded during the three-month periods ended March 31, 2014 and March 31, 2013, respectively, as a result of TDRs identified in the respective year.

The terms of certain other loans were modified/renewed during the three-month periods ended March 31, 2014 and March 31, 2013 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2014 and March 31, 2013 of $392,000 and $800,000, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2014 and March 31, 2013 of $5.7 million and $6.6 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2014 and March 31, 2013, as well as the recorded investment of these contracts at March 31, 2014 and March 31, 2013. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended March 31, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$60	$60
Commercial real estate	3	161	523	684
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	68	68
Mortgage	7	164	495	659
HELOC	—	—	—	—
Installment	4	36	36	72
Consumer	71	382	108	490
Total loans	92	$743	$1,290	$2,033

	Three Months Ended March 31, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$—	$320	$320
Commercial real estate	2	25	152	177
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	37	—	37
Mortgage	—	—	—	—
Installment	2	—	26	26
Residential real estate:
Commercial	6	493	1,561	2,054
Mortgage	12	880	242	1,122
HELOC	4	54	—	54
Installment	4	40	9	49
Consumer	72	332	137	469
Total loans	110	$1,861	$2,447	$4,308

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2014, $900,000 were on nonaccrual status as of December 31, 2013. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2013, $300,000 were on nonaccrual status as of December 31, 2012.

The following table presents the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2014 and March 31, 2013, respectively. For this table, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$89	10	$979
Commercial real estate	5	872	2	198
Construction real estate:
SEPH commercial land and development	—	—	2	45
Remaining commercial	—	—	3	506
Mortgage	—	—	1	85
Installment	—	—	1	12
Residential real estate:
Commercial	2	302	2	857
Mortgage	19	1,144	34	3,430
HELOC	—	—	2	77
Installment	6	108	10	273
Consumer	49	345	100	617
Leases	—	—	—	—
Total loans	88	$2,860	167	$7,079

Of the $2.9 million in modified TDRs which defaulted during the three months ended March 31, 2014, $499,000 were accruing loans and $2.4 million were nonaccrual loans. Of the $7.1 million in modified TDRs which defaulted during the three months ended March 31, 2013, $768,000 were accruing loans and $6.3 million were nonaccrual loans.

Note 5 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report.

With the inclusion of 2013 net charge-off information, management concluded that it was no longer appropriate to calculate the historical average with an even allocation across the five-year period. Rather than apply a 20% allocation to each year in the calculation of the historical annualized loss factor, management determined that it was appropriate to more heavily weight those years with higher losses in the historical loss calculation, given the continued uncertainty in the current economic environment. Specifically, rather than applying equal percentages to each year in the historical loss calculation, management applied more weight to the 2009-2011 periods compared to the 2012 and 2013 periods. Management will update the historical loss factors annually in the fourth quarter, or more frequently as deemed appropriate.

The activity in the allowance for loan losses for the three months ended March 31, 2014 and March 31, 2013 is summarized below.

	Three Months Ended March 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	639	794	8	591	1,795	—	3,827
Recoveries	247	1,558	794	1,227	3,014	1	6,841
Net charge-offs/(recoveries)	392	(764)	(786)	(636)	(1,219)	(1)	(3,014)
Provision/(recovery)	(64)	(909)	480	(680)	(1,051)	(1)	(2,225)
Ending balance	$13,762	$15,754	$8,121	$14,207	$8,413	$—	$60,257

	Three Months Ended March 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	2,708	334	1,518	674	1,274	—	6,508
Recoveries	189	40	1,427	3,498	803	—	5,957
Net charge-offs/(recoveries)	2,519	294	91	(2,824)	471	—	551
Provision/(recovery)	2,301	(372)	806	(2,949)	543	—	329
Ending balance	$15,417	$11,070	$7,556	$14,634	$6,638	$—	$55,315

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2014 and December 31, 2013, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2014 and December 31, 2013, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report).

The composition of the allowance for loan losses at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,064	$5,514	$2,304	$440	$—	$—	$11,322
Collectively evaluated for impairment	10,698	10,240	5,817	13,767	8,413	—	48,935
Total ending allowance balance	$13,762	$15,754	$8,121	$14,207	$8,413	$—	$60,257

Loan balance:
Loans individually evaluated for impairment	$19,837	$39,387	$14,629	$31,182	$798	$—	$105,833
Loans collectively evaluated for impairment	786,895	1,060,610	140,785	1,768,928	757,549	3,326	4,518,093
Total ending loan balance	$806,732	$1,099,997	$155,414	$1,800,110	$758,347	$3,326	$4,623,926

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.45%	14.00%	15.75%	1.41%	—	—	10.70%
Loans collectively evaluated for impairment	1.36%	0.97%	4.13%	0.78%	1.11%	—	1.08%
Total ending loan balance	1.71%	1.43%	5.23%	0.79%	1.11%	—	1.30%

Recorded investment:
Loans individually evaluated for impairment	$19,835	$39,395	$14,632	$31,213	$798	$—	$105,873
Loans collectively evaluated for impairment	790,134	1,063,932	141,157	1,772,465	760,127	3,373	4,531,188
Total ending recorded investment	$809,969	$1,103,327	$155,789	$1,803,678	$760,925	$3,373	$4,637,061

	December 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,268	$5,496	$1,132	$555	$—	$—	$10,451
Collectively evaluated for impairment	10,950	10,403	5,723	13,696	8,245	—	49,017
Total ending allowance balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468

Loan balance:
Loans individually evaluated for impairment	$20,724	$41,816	$15,559	$33,406	$799	$—	$112,304
Loans collectively evaluated for impairment	804,708	1,070,457	140,557	1,766,141	722,934	3,404	4,508,201
Total ending loan balance	$825,432	$1,112,273	$156,116	$1,799,547	$723,733	$3,404	$4,620,505

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	13.14%	7.28%	1.66%	—	—	9.31%
Loans collectively evaluated for impairment	1.36%	0.97%	4.07%	0.78%	1.14%	—	1.09%
Total ending loan balance	1.72%	1.43%	4.39%	0.79%	1.14%	—	1.29%

Recorded investment:
Loans individually evaluated for impairment	$20,727	$41,822	$15,559	$33,408	$799	$—	$112,315
Loans collectively evaluated for impairment	807,784	1,074,216	140,944	1,769,604	725,709	3,427	4,521,684
Total ending recorded investment	$828,511	$1,116,038	$156,503	$1,803,012	$726,508	$3,427	$4,633,999

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2014	2013
Numerator:
Net income available to common shareholders	$19,619	$20,710
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,401,105	15,411,990
Effect of dilutive stock awards (weighted average outstanding)	13,792	—
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive stock awards)	15,414,897	15,411,990
Earnings per common share:
Basic earnings per common share	$1.27	$1.34
Diluted earnings per common share	$1.27	$1.34

For the three months ended March 31, 2014, Park awarded 21,975 performance - based restricted stock units (PBRSU's) to employees. The PBRSU's vest based on service and performance conditions. The dilutive effect of the PBRSU's was the addition of 13,792 common shares for the three months ended March 31, 2014.

There were no dilutive shares included in the calculation of diluted earnings per share for the three months ended March 31, 2013.

Note 7 – Segment Information

The Corporation is a financial holding company headquartered in Newark, Ohio. The operating segments for the Corporation are its chartered national bank subsidiary, The Park National Bank (headquartered in Newark, Ohio) (“PNB”), SE Property Holdings, LLC (“SEPH”), and Guardian Financial Services Company (“GFSC”).

Management is required to disclose information about the different types of business activities in which a company engages and also information on the different economic environments in which a company operates, so that the users of the financial statements can better understand the company’s performance, better understand the potential for future cash flows, and make more informed judgments about the company as a whole. Park has three operating segments, as: (i) discrete financial information is available for each operating segment and (ii) the segments are aligned with internal reporting to Park’s Chief Executive Officer and President, who is the chief operating decision maker.

	Operating Results for the three months ended March 31, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$53,099	$1,978	$(195)	$(402)	$54,480
Provision for (recovery of) loan losses	(140)	274	(2,359)	—	(2,225)
Other income	15,703	1	837	107	16,648
Other expense	42,311	775	2,521	2,091	47,698
Income (loss) before income taxes	$26,631	$930	$480	$(2,386)	$25,655
Federal income taxes (benefit)	7,024	326	168	(1,482)	6,036
Net income (loss)	$19,607	$604	$312	$(904)	$19,619

Assets (as of March 31, 2014)	$6,702,529	$44,564	$62,706	$1,273	$6,811,072

	Operating Results for the three months ended March 31, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$52,735	$2,133	$(655)	$1,240	$55,453
Provision for (recovery of) loan losses	3,130	210	(3,011)	—	329
Other income	17,872	2	831	100	18,805
Other expense	40,324	786	3,344	1,644	46,098
Income (loss) before income taxes	$27,153	$1,139	$(157)	$(304)	$27,831
Federal income taxes (benefit)	7,213	399	(55)	(436)	7,121
Net income (loss)	$19,940	$740	$(102)	$132	$20,710

Assets (as of March 31, 2013)	$6,611,802	$49,555	$89,240	$(3,442)	$6,747,155

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2014 and 2013. The reconciling amounts for consolidated total assets as of March 31, 2014 and 2013 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2014 and December 31, 2013, respectively, Park had approximately $3.5 million and $1.7 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan classes in Notes 4 and 5. The contractual balance was $3.4 million and $1.6 million at March 31, 2014 and December 31, 2013, respectively. The gain expected upon sale was $62,000 and $28,000 at March 31, 2014 and December 31, 2013, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2014 or December 31, 2013.

Note 9 – Investment Securities

The amortized cost and fair values of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2014 and 2013, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,633	$—	$31,617	$539,016
U.S. Government sponsored entities' asset-backed securities	643,669	9,074	8,070	644,673
Other equity securities	1,120	1,568	—	2,688
Total	$1,215,422	$10,642	$39,687	$1,186,377

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$155	$—	$—	$155
U.S. Government sponsored entities' asset-backed securities	171,781	3,936	495	175,222
Total	$171,936	$3,936	$495	$175,377

 Securities with unrealized losses at March 31, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$328,241	$16,750	$210,775	$14,867	$539,016	$31,617
U.S. Government agencies' asset-backed securities	$249,196	$7,107	$21,137	$963	$270,333	$8,070
Total	$577,437	$23,857	$231,912	$15,830	$809,349	$39,687
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$90,751	$495	$—	$—	$90,751	$495

Investment securities at December 31, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated fair value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,632	$—	$45,496	$525,136
U.S. Government sponsored entities' asset-backed securities	650,391	8,070	9,990	648,471
Other equity securities	1,120	1,539	—	2,659
Total	$1,222,143	$9,609	$55,486	$1,176,266

Securities Held-to-Maturity (In thousands)	Amortized cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated fair value
Obligations of states and political subdivisions	$240	$1	$—	$241
U.S. Government sponsored entities' asset-backed securities	181,821	5,382	42	187,161
Total	$182,061	$5,383	$42	$187,402

Securities with unrealized losses at December 31, 2013, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$377,626	$29,256	$147,510	$16,240	$525,136	$45,496
U.S. Government sponsored entities' asset-backed securities	404,035	8,917	21,572	1,073	425,607	9,990
Total	$781,661	$38,173	$169,082	$17,313	$950,743	$55,486
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,781	$42	$—	$—	$5,781	$42

Management does not believe any of the unrealized losses at March 31, 2014 or December 31, 2013 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2014, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Treasury and sponsored entities' obligations:
Due one through five years	50,000	47,883	2.00%
Due five through ten years	396,883	376,447	2.43%
Due in over ten years	123,750	114,686	1.74%
Total	$570,633	$539,016	2.24%

U.S. Government sponsored entities' asset-backed securities:	$643,669	$644,673	2.46%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Weighed Avg Yield
Obligations of state and political subdivisions:
Due within one year	$155	$155	4.49%

U.S. Government sponsored entities' asset-backed securities	$171,781	$175,222	3.67%

The $539.0 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 8 to 13 years. Of the $539.0 million reported at March 31, 2014, $47.9 million were expected to be called and are shown in the table at their expected call date.

There were no sales of investment securities during the three month periods ended March 31, 2014 or 2013.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank and the Federal Reserve Bank. These restricted stock investments are carried at their redemption value.

	March 31, 2014	December 31, 2013
(In thousands)
Federal Home Loan Bank stock	$50,086	$59,031
Federal Reserve Bank stock	8,225	6,876
Total	$58,311	$65,907

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan replaces Park's 2005 Incentive Stock Option Plan (the "2005 Plan") and Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the "Directors' Stock Plan") which were terminated immediately following the approval of the 2013 Incentive Plan. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciations rights, restricted common shares, restricted stock awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be granted. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013

Incentive Plan after April 22, 2023. At March 31, 2014, 567,475 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of 21,975 performance-based restricted stock units (“PBRSUs”) to employees of Park, which grants were effective on January 24, 2014. The number of PBRSU earned or settled will depend on certain performance conditions and are also subject to service-based vesting.

Share-based compensation expense of $103,000 was recognized for the three-month period ended March 31, 2014. No share-based compensation expense was recognized in 2013 related to awards to employees.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the three-month period ended March 31, 2014 and $12.6 million of contributions for the three-month period ended March 31, 2013.

The following table shows the components of net periodic benefit (income) expense:

	Three Months Ended March 31,
(In thousands)	2014	2013
Service cost	$1,083	$1,204
Interest cost	1,144	1,056
Expected return on plan assets	(2,717)	(2,384)
Amortization of prior service cost	5	5
Recognized net actuarial loss	—	676
Benefit (income) expense	$(485)	$557

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.30 billion at March 31, 2014, compared to $1.33 billion at December 31, 2013 and $1.40 billion at March 31, 2013. At March 31, 2014, $9.3 million of the sold mortgage loans were sold with recourse compared $10.7 million at December 31, 2013 and $14.6 million at March 31, 2013. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2014 and December 31, 2013, management had established reserves of $813,000 and $1.0 million, respectively, to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2014	2013
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,013	$7,763
Additions	158	1,111
Amortization	(393)	(815)
Changes in valuation allowance	—	62
Carrying amount, net, end of period	$8,778	$8,121

Valuation allowance:
Beginning of period	$1,031	$2,324
Changes in valuation allowance	—	(62)
End of period	$1,031	$2,262

Servicing fees included in other service income were $0.9 million for both the three months ended March 31, 2014 and 2013, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$539,016	$—	$539,016
U.S. Government sponsored entities’ asset-backed securities	—	644,673	—	644,673
Equity securities	1,977	—	711	2,688
Mortgage loans held for sale	—	3,510	—	3,510
Mortgage IRLCs	—	46	—	46

Liabilities
Fair value swap	$—	$—	$135	$135

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$525,136	$—	$525,136
U.S. Government sponsored entities’ asset-backed securities	—	648,471	—	648,471
Equity securities	1,900	—	759	2,659
Mortgage loans held for sale	—	1,666	—	1,666
Mortgage IRLCs	—	61	—	61

Liabilities
Fair value swap	$—	$—	$135	$135

There were no transfers between Level 1 and Level 2 during 2014 or 2013. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2014 and 2013

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(48)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at March 31, 2014	$711	$(135)

Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(4)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at March 31, 2013	$776	$(135)

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

Fair Value Measurements at March 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2014
Impaired loans:
Commercial real estate	$—	$—	$19,840	$19,840
Construction real estate:
SEPH commercial land and development	—	—	4,102	4,102
Remaining commercial	—	—	5,537	5,537
Residential real estate	—	—	3,183	3,183
Total impaired loans	$—	$—	$32,662	$32,662

Mortgage servicing rights	$—	$2,071	$—	$2,071

OREO:
Commercial real estate	—	—	2,956	2,956
Construction real estate	—	—	11,358	11,358
Residential real estate	—	—	3,379	3,379
Total OREO	$—	$—	$17,693	$17,693

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Impaired loans:
Commercial real estate	$—	$—	$21,100	$21,100
Construction real estate:
SEPH commercial land and development	—	—	4,777	4,777
Remaining commercial	—	—	3,788	3,788
Residential real estate	—	—	4,154	4,154
Total impaired loans	$—	$—	$33,819	$33,819

Mortgage servicing rights	$—	$2,259	$—	$2,259

OREO:
Commercial real estate	—	—	4,119	4,119
Construction real estate	—	—	11,041	11,041
Residential real estate	—	—	3,366	3,366
Total OREO	$—	$—	$18,526	$18,526

Impaired loans had a recorded investment of $105.9 million at March 31, 2014, after partial charge-offs of $54.4 million. Additionally, these impaired loans had a specific valuation allowance of $11.3 million. Of the $105.9 million impaired loan portfolio at March 31, 2014, loans with a recorded investment of $40.9 million were carried at their fair value of $32.7 million, as a result of charge-offs of $40.1 million and a specific valuation allowance of $8.3 million. An additional specific valuation allowance of $3.0 million at March 31, 2014 was related to loans which were not collateral dependent and were thus not included in the fair value table above. The remaining $65.0 million of impaired loans were carried at cost, as the fair value of the underlying collateral or present value of expected future cash flows on each of these loans exceeded the recorded investment for each individual credit. At December 31, 2013, impaired loans had a recorded investment of $112.3 million, after partial charge-offs of $63.3 million. Additionally, these impaired loans had a specific valuation allowance of $10.5 million. Of the $112.3 million impaired loan portfolio at December 31, 2013, loans with a recorded investment of $41.0 million were carried at their fair value of $33.8 million as a result of partial charge-offs of $49.0 million and a specific valuation allowance for those loans carried at fair value of $7.2 million. An additional specific valuation allowance of $3.3 million at December 31, 2013 related to loans which were not collateral dependent and were thus not included in the fair value table above. The remaining $71.3 million of impaired loans at December 31, 2013 were carried at cost. The financial impact of credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2014 and 2013 was $2.2 million and $2.3 million, respectively.

MSRs, which are carried at the lower of cost or fair value, were recorded at $8.8 million at March 31, 2014. Of the $8.8 million MSR carrying balance at March 31, 2014, $2.1 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $6.7 million was recorded at cost, as the fair value exceeded cost at March 31, 2014. At December 31, 2013, MSRs were recorded at $9.0 million. Of the $9.0 million MSR carrying balance at December 31, 2013, $2.3 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $6.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2013. There was no income or expense related to MSRs carried at fair value during the three-month period ended March 31, 2014. Income related to MSRs carried at fair value during the three-month period ended March 31, 2013 was $62,000.

Total OREO held by Park at March 31, 2014 and December 31, 2013 was $35.1 million and $34.6 million, respectively. Approximately 50% of OREO held by Park at March 31, 2014 and 53% at December 31, 2013 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2014 and December 31, 2013, the estimated fair value of OREO, less estimated selling costs, amounted to $17.7 million and $18.5 million, respectively. The net income/(expense) related to OREO fair value adjustments was $(0.4) million and $0.4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014 and December 31, 2013:

March 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$19,840	Sales comparison approach	Adj to comparables	0.0% - 102.0% (30.7%)
		Income approach	Capitalization rate	8.0% - 12.5% (9.4%)
		Cost approach	Accumulated depreciation	11.7% - 65.0% (38.9%)

Construction real estate:
SEPH commercial land and development	$4,102	Sales comparison approach	Adj to comparables	1.0% - 96.0% (13.8%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (14.8%)

Remaining commercial	$5,537	Sales comparison approach	Adj to comparables	0.0% - 76.0% (42.9%)
		Bulk sale approach	Discount rate	10.0% - 22.0% (17.0%)

Residential real estate	$3,183	Sales comparison approach	Adj to comparables	0.0% - 121.8% (14.6%)
		Income approach	Capitalization rate	10.0% - 10.0% (10.0%)

Other real estate owned:
Commercial real estate	$2,956	Sales comparison approach	Adj to comparables	0.0% - 140.0% (16.3%)
		Income approach	Capitalization rate	8.0% - 10.5% (9.0%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$11,358	Sales comparison approach	Adj to comparables	0.0% - 437.0% (30.7%)
		Bulk sale approach	Discount rate	14.0% - 14.0% (14.0%)

Residential real estate	$3,379	Sales comparison approach	Adj to comparables	0.0% - 273.0% (19.4%)
		Income approach	Capitalization rate	5.4% - 7.8% (7.4%)

December 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$21,100	Sales comparison approach	Adj to comparables	0.0% - 109.0% (22.8%)
		Income approach	Capitalization rate	8.0% - 12.5% (9.1%)
		Cost approach	Accumulated depreciation	11.7% - 65.0% (37.1%)

Construction real estate:
SEPH commercial land and development	$4,777	Sales comparison approach	Adj to comparables	0.0% - 96.0% (13.9%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (14.9%)

Remaining commercial	$3,788	Sales comparison approach	Adj to comparables	0.0% - 40.0% (22.4%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (18.0%)

Residential real estate	$4,154	Sales comparison approach	Adj to comparables	0.0% - 121.8% (14.9%)
		Income approach	Capitalization rate	7.8% - 10.0% (8.4%)

Other real estate owned:
Commercial real estate	$4,119	Sales comparison approach	Adj to comparables	0.0% - 140.0% (17.7%)
		Income approach	Capitalization rate	8.0% - 11.5% (9.6%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (80.0%)

Construction real estate	$11,041	Sales comparison approach	Adj to comparables	0.0% - 484.0% (36.2%)
		Bulk sale approach	Discount rate	13.0% - 14.0% (13.6%)

Residential real estate	$3,366	Sales comparison approach	Adj to comparables	0.0% - 273.0% (19.2%)
		Income approach	Capitalization rate	5.4% - 7.8% (7.4%)

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

Long-term debt: Fair values for long-term debt are estimated using a discounted cash flow calculation that applies interest rates currently being offered on long-term debt with a schedule of monthly maturities.

Subordinated debentures and notes: Fair values for subordinated debentures and notes are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures with a schedule of monthly maturities.

The fair value of financial instruments at March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$328,737	$328,737	$—	$—	$328,737
Investment securities	1,358,313	1,977	1,359,066	711	1,361,754
Accrued interest receivable - securities	4,255	—	4,255	—	4,255
Accrued interest receivable - loans	13,136	—	—	13,136	13,136
Mortgage loans held for sale	3,510	—	3,510	—	3,510
Mortgage IRLCs	46	—	46	—	46
Impaired loans carried at fair value	32,662	—	—	32,662	32,662
Other loans, net	4,527,451	—	—	4,541,701	4,541,701
Loans receivable, net	$4,563,669	$—	$3,556	$4,574,363	$4,577,919

Financial liabilities:
Noninterest bearing checking accounts	$1,179,057	$1,179,057	$—	$—	$1,179,057
Interest bearing transactions accounts	1,339,094	1,339,094	—	—	1,339,094
Savings accounts	1,160,567	1,160,567	—	—	1,160,567
Time deposits	1,295,231	—	1,299,933	—	1,299,933
Other	2,749	2,749	—	—	2,749
Total deposits	$4,976,698	$3,681,467	$1,299,933	$—	$4,981,400

Short-term borrowings	$251,894	$—	$251,894	$—	$251,894
Long-term debt	786,750	—	837,222	—	837,222
Subordinated debentures/notes	80,250	—	82,880	—	82,880
Accrued interest payable – deposits	1,383	17	1,366	—	1,383
Accrued interest payable – debt/borrowings	1,522	6	1,516	—	1,522

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

	December 31, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$147,030	$147,030	$—	$—	$147,030
Investment securities	1,358,327	1,900	1,361,009	759	1,363,668
Accrued interest receivable - securities	4,840	—	4,840	—	4,840
Accrued interest receivable - loans	13,495	—	—	13,495	13,495
Mortgage loans held for sale	1,666	—	1,666	—	1,666
Mortgage IRLCs	61	—	61	—	61
Impaired loans carried at fair value	33,819	—	—	33,819	33,819
Other loans, net	4,525,491	—	—	4,531,680	4,531,680
Loans receivable, net	$4,561,037	$—	$1,727	$4,565,499	$4,567,226

Financial liabilities:
Noninterest bearing checking accounts	$1,193,553	$1,193,553	$—	—	$1,193,553
Interest bearing transactions accounts	1,145,525	1,145,525	—	—	1,145,525
Savings accounts	1,124,994	1,124,994	—	—	1,124,994
Time deposits	1,324,659	—	1,331,129	—	1,331,129
Other	1,263	1,263	—	—	1,263
Total deposits	$4,789,994	$3,465,335	$1,331,129	$—	$4,796,464

Short-term borrowings	$242,029	$—	$242,029	$—	$242,029
Long-term debt	810,541	—	860,963	—	860,963
Subordinated debentures/notes	80,250	—	83,140	—	83,140
Accrued interest payable – deposits	1,366	16	1,350	—	1,366
Accrued interest payable – debt/borrowings	1,535	4	1,531	—	1,535

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month periods ended March 31, 2014 and 2013:

Three months ended March 31, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains (losses) on available-for-sale securities	Total
Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	10,941	10,941
Net current period other comprehensive income	—	10,941	10,941
Ending balance at March 31, 2014	$(5,598)	$(18,880)	$(24,478)

Beginning balance at December 31, 2012	$(27,134)	$9,616	$(17,518)
Other comprehensive loss before reclassifications	—	(2,379)	(2,379)
Net current period other comprehensive loss	—	(2,379)	(2,379)
Ending balance at March 31, 2013	$(27,134)	$7,237	$(19,897)

During the three-month periods ended March 31, 2014 and March 31, 2013, there were no reclassifications out of accumulated other comprehensive income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute its business plan successfully and within the expected timeframe; general economic and financial market conditions, and the uneven spread of positive impacts of the recovery on the economy, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and its subsidiaries do business, may be worse or slower than expected which could adversely impact the demand for loan, deposit and other financial services as well as loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures and our ability to attract, develop and retain qualified bank professionals; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and its subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of fiscal and governmental policies of the United States federal government; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and its subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the Securities and Exchange Commission including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report to Shareholders the ("2013 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, 2, and 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Please see Note 14 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2013 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. Please see Note 3 – Goodwill of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on goodwill.

The determination of pension plan obligations and related expenses requires the use of assumptions to estimate the amount of benefits that employees earn while working, as well as the present value of those benefits. Annual pension expense is principally based on four components: (1) the value of benefits earned by employees for working during the year (service cost), (2) the increase in the liability due to the passage of time (interest cost), and (3) other gains and losses, reduced by (4) the expected return on plan assets for our pension plan.

Significant assumptions used to measure our annual pension expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plans; and

•	for pension expense, the rate of salary increases for plans where benefits are based on earnings

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.

Comparison of Results of Operations
For the Three Months Ended March 31, 2014 and 2013

Summary Discussion of Results

Net income for the three months ended March 31, 2014 was $19.6 million, compared to $20.7 million for the first quarter of 2013. Diluted earnings per common share were $1.27 for the first quarter of 2014, compared to $1.34 for the first quarter of 2013. Weighted average diluted common shares outstanding were 15,414,897 for the three months ended March 31, 2014, compared to 15,411,990 diluted common shares for the first quarter of 2013.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first quarter of 2014 and 2013 and for the fiscal years ended December 31, 2013 and December 31, 2012. Park's segments include PNB, Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q1 2014	Q1 2013	2013	2012
PNB	$19,607	$19,940	$75,594	$87,106
GFSC	604	740	2,888	3,550
Park Parent Company	(904)	132	(1,397)	195
Ongoing operations	$19,307	$20,812	$77,085	$90,851
SEPH	312	(102)	142	(12,221)
Total Park	$19,619	$20,710	$77,227	$78,630
Preferred dividends and accretion	$—	$—	$—	$3,425
Net income available to common shareholders	$19,619	$20,710	$77,227	$75,205

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

Vision Bank (“Vision”) merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business to Centennial Bank (“Centennial”) on February 16, 2012. The results of Vision through February 16, 2012 are included in the SEPH results presented in the table above. The sale of the Vision business in the first quarter of 2012 resulted in a pre-tax gain of $22.2 million ($14.4 million after-tax), which is included in the fiscal year ended December 31, 2012 SEPH results presented in the table above. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. SEPH assets consist primarily of performing and nonperforming loans and other real estate owned (“OREO”). This segment represents a run-off portfolio of the legacy Vision assets.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first quarter of 2014 and 2013, and for the fiscal years ended December 31, 2013 and December 31, 2012.

(In thousands)	Q1 2014	Q1 2013	2013	2012
Net interest income	$53,099	$52,735	$210,781	$221,758
Provision for (recovery of) loan losses	(140)	3,130	14,039	16,678
Other income	15,703	17,872	70,841	70,739
Other expense	42,311	40,324	165,665	156,516
Income before income taxes	$26,631	$27,153	$101,918	$119,303
Federal income taxes	7,024	7,213	26,324	32,197
Net income	$19,607	$19,940	$75,594	$87,106

The table below provides certain balance sheet information and financial ratios for PNB as of March 31, 2014, December 31, 2013 and March 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013	% change from 12/31/13	% change from 3/31/13
Loans	$4,567,326	$4,559,406	$4,368,446	0.17%	4.55%
Allowance for loan losses	57,795	56,888	52,901	1.59%	9.25%
Net loans	4,509,531	4,502,518	4,315,545	0.16%	4.50%
Investment securities	1,414,289	1,421,937	1,350,394	(0.54)%	4.73%
Total assets	6,702,529	6,524,098	6,611,802	2.73%	1.37%
Average assets (1)	6,656,052	6,576,420	6,555,952	1.21%	1.53%
Return on average assets(2)	1.19%	1.15%	1.23%	3.48%	(3.25)%
(1) Average assets for the three-month periods ended March 31, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the three months ended March 31, 2014 and 2013.

Loans outstanding at March 31, 2014 of $4.57 billion represented an increase of $7.9 million, or 0.17% (0.70% annualized), compared to the loans outstanding of $4.56 billion at December 31, 2013. The $8 million increase in loans experienced at PNB in the first quarter of 2014 was related to growth in PNB's retained mortgage loan portfolio of approximately $7 million and in the consumer loan portfolio of approximately $27 million, offset by a decline in the commercial loan portfolio of approximately $26 million.

The $4.57 billion of loans at March 31, 2014 represented an increase of $199 million, or 4.55%, compared to the loans outstanding of $4.37 billion at March 31, 2013. The $199 million increase in loans experienced at PNB over the last twelve months was related to growth in PNB's retained mortgage loan portfolio of approximately $91 million, in the consumer loan portfolio of approximately $97 million and in the commercial loan portfolio of approximately $11 million.

PNB's allowance for loan losses increased by $907,000, or 1.59%, to $57.8 million at March 31, 2014, compared to $56.9 million at December 31, 2013. PNB credit metrics in the first quarter of 2014 continued to trend in a positive direction. Net recoveries were $1.0 million, or annualized recoveries of 0.09%, for the three months ended March 31, 2014. Included in the recoveries in the first quarter of 2014 was a $1.8 million recovery on a loan relationship that PNB had participated in from Vision Bank. Absent this recovery, PNB had net charge-offs of $780,000, or annualized charge-offs of 0.07%.

GFSC

The table below reflects the results for GFSC for the first quarter of 2014 and 2013 and for the fiscal years ended December 31, 2013 and December 31, 2012.

(In thousands)	Q1 2014	Q1 2013	2013	2012
Net interest income	$1,978	$2,133	$8,741	$9,156
Provision for loan losses	274	210	1,175	859
Other income	1	2	11	—
Other expense	775	786	3,133	2,835
Income before income taxes	$930	$1,139	$4,444	$5,462
Federal income taxes	326	399	1,556	1,912
Net income	$604	$740	$2,888	$3,550

The table below provides certain balance sheet information and financial ratios for GFSC as of March 31, 2014, December 31, 2013 and March 31, 2013.

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013	% change from 12/31/13	% change from 3/31/13
Loans	$44,615	$47,228	$49,961	(5.53)%	(10.70)%
Allowance for loan losses	2,462	2,581	2,414	(4.61)%	1.99%
Net loans	42,153	44,647	47,547	(5.59)%	(11.34)%
Total assets	44,564	47,115	49,555	(5.41)%	(10.07)%
Average assets (1)	46,104	49,481	49,172	(6.82)%	(6.24)%
Return on average assets(2)	5.31%	5.84%	6.10%	(9.08)%	(12.95)%
(1) Average assets for the three-month periods ended March 31, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the three months ended March 31, 2014 and 2013.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first quarter of 2014 and 2013 and for the fiscal years ended December 31, 2013 and December 31, 2012.

(In thousands)	Q1 2014	Q1 2013	2013	2012
Net interest income (expense)	$(402)	$1,240	$2,828	$4,742
Provision for loan losses	—	—	—	—
Other income	107	100	469	233
Other expense	2,091	1,644	7,520	6,585
Loss before income taxes	$(2,386)	$(304)	$(4,223)	$(1,610)
Federal income tax (benefit)	(1,482)	(436)	(2,826)	(1,805)
Net income (loss)	$(904)	$132	$(1,397)	$195

The net interest income for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB through September 30, 2013, which were eliminated in the consolidated Park National Corporation totals. Additionally, net interest income includes interest expense related to the $35.25 million and $30.00 million of subordinated notes issued by Park to accredited investors in December 2009 and April 2012, respectively.

SEPH

The table below reflects the results for SEPH for the first quarter of 2014 and 2013 and for the fiscal years ended December 31, 2013 and December 31, 2012. SEPH was formed in March 2011. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH.

(In thousands)	Q1 2014	Q1 2013	2013	2012
Net interest income (expense)	$(195)	$(655)	$(1,325)	$(341)
(Recovery of) Provision for loan losses	(2,359)	(3,011)	(11,799)	17,882
Other income (loss)	837	831	1,956	(736)
Gain on sale of Vision business	—	—	—	22,167
Other expense	2,521	3,344	12,211	22,032
Income (loss) before income taxes	$480	$(157)	$219	$(18,824)
Federal income taxes (benefit)	168	(55)	77	(6,603)
Net income (loss)	$312	$(102)	$142	$(12,221)
Net income (loss) excluding gain on sale of Vision business	$312	$(102)	$142	$(26,630)

SEPH financial results for the first quarter of 2014 included net recoveries of $2.4 million. The net recoveries during the first quarter of 2014 consisted of charge-offs of $0.5 million, offset by recoveries of $2.9 million. Other income for the quarter ended March 31, 2014 at SEPH of $837,000 was primarily related to net gains on the sale of OREO of $576,000.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair market value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information for SEPH regarding charge-offs as a percentage of unpaid principal balance, as of March 31, 2014:

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$62,484	$31,033	$31,451	49.67%
Performing loans - retained by SEPH	1,845	157	1,688	8.51%
Total SEPH loan exposure	$64,329	$31,190	$33,139	48.49%

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of March 31, 2014, December 31, 2013 and December 31, 2012, showing the decline in legacy Vision assets at SEPH over the past quarter and since 2012.

(In thousands)	SEPH 03/31/14	SEPH 12/31/13	SEPH 12/31/12	Change from 12/31/13	Change from 12/31/12
Nonperforming loans - retained by SEPH	$31,451	$36,108	$55,292	$(4,657)	$(23,841)
OREO - retained by SEPH	22,626	23,224	21,003	(598)	1,623
Total nonperforming assets	$54,077	$59,332	$76,295	$(5,255)	$(22,218)
Performing loans - retained by SEPH	$1,688	$1,907	$3,886	$(219)	$(2,198)
Total SEPH - Legacy Vision assets	$55,765	$61,239	$80,181	$(5,474)	$(24,416)

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first quarter of 2014 and 2013 and for the fiscal years ended December 31, 2013 and December 31, 2012.

(In thousands)	Q1 2014	Q1 2013	2013	2012
Net interest income	$54,480	$55,453	$221,025	$235,315
Provision for (recovery of) loan losses	(2,225)	329	3,415	35,419
Other income	16,648	18,805	73,277	70,236
Gain on sale of Vision business	—	—	—	22,167
Other expense	47,698	46,098	188,529	187,968
Income before income taxes	$25,655	$27,831	$102,358	$104,331
Federal income taxes	6,036	7,121	25,131	25,701
Net income	$19,619	$20,710	$77,227	$78,630
Net income excluding the gain on sale of Vision business	$19,619	$20,710	$77,227	$64,221

Net Interest Income Comparison for the First Quarter of 2014 and 2013

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $1.0 million, or 1.8%, to $54.5 million for the first quarter of 2014, compared to $55.5 million for the first quarter of 2013. The $1.0 million decrease was primarily due to the continued low interest rate environment. See the discussion under the table below.

	Three months ended March 31, 2014		Three months ended March 31, 2013
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,607,198	4.84%	$4,438,308	5.13%
Taxable investments	1,449,942	2.65%	1,425,903	2.91%
Tax exempt investments	155	7.02%	1,469	7.15%
Money market instruments	181,026	0.25%	259,723	0.25%
Interest earning assets	$6,238,321	4.20%	$6,125,403	4.41%

Interest bearing deposits	$3,748,845	0.29%	$3,747,633	0.39%
Short-term borrowings	250,818	0.20%	245,695	0.24%
Long-term debt	867,084	3.30%	862,610	3.29%
Interest bearing liabilities	$4,866,747	0.82%	$4,855,938	0.90%
Excess interest earning assets	$1,371,574		$1,269,465
Net interest spread		3.38%		3.51%
Net interest margin		3.56%		3.70%

Average interest earning assets for the first quarter of 2014 increased by $112.9 million or 1.8% to $6,238 million, compared to $6,125 million for the first quarter of 2013. The average yield on interest earning assets decreased by 21 basis points to 4.20% for the first quarter of 2014, compared to 4.41% for the first quarter of 2013.

Average interest bearing liabilities for the first quarter of 2014 increased by $10.8 million or 0.2% to $4,867 million, compared to $4,856 million for the first quarter of 2013. The average cost of interest bearing liabilities decreased by 8 basis points to 0.82% for the first quarter of 2014, compared to 0.90% for the first quarter of 2013.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Quarter ended (In thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
March 31, 2013	$6,125,403	$55,453	3.70%
June 30, 2013	$6,112,621	$54,712	3.61%
September 30, 2013	$6,219,809	$54,960	3.52%
December 31, 2013	$6,202,796	$55,900	3.59%
March 31, 2014	$6,238,321	$54,480	3.56%

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $169 million, or 3.8%, to $4,607 million for the three months ended March 31, 2014, compared to $4,438 million for the first quarter of 2013. Period end loan balances as of March 31, 2014 and 2013 were $4,624 million and $4,444 million, respectively. The average yield on the loan portfolio decreased by 29 basis points to 4.84% for the first quarter of 2014, compared to 5.13% for the first quarter of 2013. The decrease in the average yield on the loan portfolio over the twelve-month period was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and management's decision to continue to retain 15-year, fixed-rate mortgage loans on the balance sheet.

The following table displays the average balance of the loan portfolio, the interest income earned on the loan portfolio and the tax equivalent yield on the loan portfolio for the past five quarters.

Quarter ended (In thousands)	Average balance of loan portfolio	Interest Income	Tax equivalent yield
March 31, 2013	$4,438,308	$55,775	5.13%
June 30, 2013	$4,484,161	$56,388	5.08%
September 30, 2013	$4,539,685	$56,337	4.95%
December 31, 2013	$4,594,974	$57,038	4.95%
March 31, 2014	$4,607,198	$54,753	4.84%

Park's total loans outstanding at March 31, 2014 were $4,624 million, compared to $4,621 million at December 31, 2013, an increase of $3 million, or an annualized 0.3%. Loan balances at Park's Ohio-based bank subsidiary, PNB, increased by $8 million, or an annualized 0.7%, to $4,567 million at March 31, 2014, compared to $4,559 million at December 31, 2013.

The average balance of taxable investment securities increased by $24 million, or 1.7%, to $1,450 million for the first quarter of 2014, compared to $1,426 million for the first quarter of 2013. The average yield on taxable investment securities declined by 26 basis points to 2.65% for the first quarter of 2014, compared to 2.91% for the first quarter of 2013 . See the table in the section captioned "Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets" for additional information on the changes in the mix over the past 3.25 years.

The average balance of money market instruments decreased by $78.7 million to $181.0 million for the first quarter of 2014, compared to $259.7 million for the first quarter of 2013. The average yield on money market instruments was 0.25% for the first quarter of each of 2014 and 2013.

The amortized cost of total investment securities was $1,446 million at March 31, 2014, compared to $1,470 million at December 31, 2013. At March 31, 2014, the tax equivalent yield on Park’s investment portfolio was 2.52% and the remaining average life was estimated to be 6.4 years.

Average interest bearing deposit accounts increased by $1 million, or 0.03%, to $3,749 million for the first quarter of 2014, compared to $3,748 million for the first quarter of 2013. The average interest rate paid on interest bearing deposits decreased by 10 basis points to 0.29% for the first quarter of 2014, compared to 0.39% for the first quarter last year.

Average total borrowings were $1,118 million for the three months ended March 31, 2014, compared to $1,108 million for the first quarter of 2013, an increase of $10 million, or 0.9%. The average interest rate paid on total borrowings was 2.61% for the first quarter of 2014, compared to 2.62% for the first quarter of 2013.

Net interest spread (the difference between the tax equivalent yield on interest earning assets and the cost of interest bearing liabilities) decreased by 13 basis points to 3.38% for the first quarter of 2014, compared to 3.51% for the first quarter last year. Net interest margin (the annualized tax equivalent net interest income divided by average interest earning assets) declined by 14 basis points to 3.56% for the first quarter of 2014, compared to 3.70% for the first quarter of 2013.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the three months ended March 31, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - first three months	$4,607,198	$1,450,097	$181,026	$6,238,321
Percentage of total earning assets	73.85%	23.25%	2.90%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first three months of 2014 was $4,607 million, compared to $4,515 million for all of 2013.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the three months ended March 31, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - first three months	4.84%	2.65%	0.25%	4.20%

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses for Park was $(2.2) million for the three months ended March 31, 2014, compared to $329,000 for the same period in 2013. Net loan charge-offs (recoveries) for Park were $(3.0) million for the first quarter of 2014, compared to $551,000 for the first quarter of 2013. Park's annualized ratio of net loan charge-offs (recoveries) to average loans was (0.27)% for the three months ended March 31, 2014, compared to 0.05% for the same period in 2013.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $134,000 for the three months ended March 31, 2014 and $3.3 million for the same period in 2013. Net loan charge-offs (recoveries) for PNB and Guardian totaled $(654,000) for the first three months of 2014, compared to $3.6 million for the same period in 2013. The annualized ratio of net loan charge-offs (recoveries) to average loans for PNB and Guardian was (0.06)% for the three months ended March 31, 2014, compared to 0.33% for the same period in 2013.

The provision for (recovery of) loan losses for SEPH was $(2.4) million for the three months ended March 31, 2014, compared to $(3.0) million for the same period in 2013.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. The table below provides additional information regarding cumulative charge-offs as a percentage of unpaid principal balance, as of March 31, 2014.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$62,484	$31,033	$31,451	49.67%
Performing loans - retained by SEPH	1,845	157	1,688	8.51%
Total SEPH loan exposure	$64,329	$31,190	$33,139	48.49%

Generally, management obtains updated valuations for all nonperforming loans, including those held at SEPH, annually. As new valuation information is received, management performs an evaluation and applies a discount for anticipated disposition costs to determine the net realizable value of the collateral, which is compared against the outstanding principal balance to determine if additional write-downs are necessary.

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at March 31, 2014, December 31, 2013 and March 31, 2013.

Park National Corporation - Allowance for Loan Losses
(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Total allowance for loan losses	$60,257	$59,468	$55,315
Specific reserves	11,322	10,451	8,260
General reserves	$48,935	$49,017	$47,055

Total loans	$4,623,926	$4,620,505	$4,443,523
Impaired commercial loans	105,833	112,304	130,270
Non-impaired loans	$4,518,093	$4,508,201	$4,313,253

Total allowance for loan losses to total loan ratio	1.30%	1.29%	1.24%
General reserves as a % of non-impaired loans	1.08%	1.09%	1.09%

The decline in general reserves as a percentage of non-impaired loans from 1.09% at December 31, 2013 to 1.08% at March 31, 2014 is primarily due to improving credit trends in the commercial loan portfolio for Park's Ohio operations (PNB and GFSC). The following table shows the trends in Park's Ohio-based operations commercial loan portfolio.

Commercial loans * (In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Pass rated	$2,293,211	$2,311,914	$2,232,747
Special mention	22,445	26,361	47,298
Substandard	1,036	2,687	14,127
Impaired	75,196	77,038	86,411
Total	$2,391,888	$2,418,000	$2,380,583
* Commercial loans include: (1) Commercial, financial and agricultural loans, (2) Commercial real estate loans, (3) Commercial related loans in the construction real estate portfolio and (4) Commercial related loans in the residential real estate portfolio.

The commercial loan table above demonstrates the improvement experienced over the past 12 months in the Park Ohio commercial portfolio. Pass rated commercial loans have grown $60.5 million, or 2.7%, since March 2013. Over this period, special mention loans have declined by $24.9 million, or 52.5% and substandard loans have declined by $13.1 million, or 92.7%. These improved credit metrics in the special mention and substandard categories of the commercial loan portfolio have a significant impact on the general reserves that are established to cover incurred losses on performing commercial loans. As these credit metrics have improved over the past 12 months, general reserves as a percentage of the performing commercial loan portfolio have declined.

Delinquent and accruing loan trends (includes all outstanding loans, consumer and commercial) for Park's Ohio-based operations have also improved over the past 12 months. Delinquent and accruing loans were $26.9 million or 0.59% of total loans at March 31, 2014, compared to $32.0 million (0.70% of total loans) at December 31, 2013 and $28.9 million (0.66% of total loans) at March 31, 2013.

Impaired commercial loans for Park's Ohio-based operations were $75.2 million as of March 31, 2014, a reduction from the balance of impaired loans of $77.0 million as of December 31, 2013 and $86.4 million at March 31, 2013. Impaired commercial loans are individually evaluated for impairment and specific reserves are established to cover any incurred losses for those loans that have not been charged down to the net realizable value of the underlying collateral or to the net present value of expected cash flows.

Nonperforming Assets: Nonperforming loans include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (4) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at March 31, 2014, December 31, 2013 and March 31, 2013.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$128,026	$135,216	$151,539
Accruing TDRs	17,957	18,747	24,274
Loans past due 90 days or more	1,289	1,677	1,350
Total nonperforming loans	$147,272	$155,640	$177,163

OREO – PNB	12,486	11,412	14,587
OREO – SEPH	22,626	23,224	21,705
Total nonperforming assets	$182,384	$190,276	$213,455

Percentage of nonaccrual loans to total loans	2.77%	2.93%	3.41%
Percentage of nonperforming loans to total loans	3.19%	3.37%	3.99%
Percentage of nonperforming assets to total loans	3.94%	4.12%	4.80%
Percentage of nonperforming assets to total assets	2.68%	2.87%	3.16%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At March 31, 2014, management deemed it appropriate to have $18.0 million of TDRs on accrual status, while the remaining $70.7 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month period ended March 31, 2014, Park removed the TDR classification on $966,000 of loans that met the requirements discussed above.

Nonperforming assets for PNB and GFSC and for SEPH as of March 31, 2014, December 31, 2013 and March 31, 2013 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$96,672	$99,108	$103,246
Accruing TDRs	17,860	18,747	24,274
Loans past due 90 days or more	1,289	1,677	1,350
Total nonperforming loans	$115,821	$119,532	$128,870

OREO – PNB	12,486	11,412	14,587
Total nonperforming assets	$128,307	$130,944	$143,457

Percentage of nonaccrual loans to total loans	2.11%	2.16%	2.35%
Percentage of nonperforming loans to total loans	2.52%	2.61%	2.93%
Percentage of nonperforming assets to total loans	2.79%	2.86%	3.27%
Percentage of nonperforming assets to total assets	1.91%	2.00%	2.17%

SEPH - Nonperforming Assets

(In thousands)	March 31, 2014	December 31, 2013	March 31, 2013
Nonaccrual loans	$31,354	$36,108	$48,293
Accruing TDRs	97	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$31,451	$36,108	$48,293

OREO – SEPH	22,626	23,224	21,705
Total nonperforming assets	$54,077	$59,332	$69,998

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Any commercial loan graded an 8 (loss) is completely charged-off.

As of March 31, 2014, Park had taken partial charge-offs of approximately $54.4 million related to the $105.8 million of commercial loans considered to be impaired, compared to charge-offs of approximately $63.3 million related to the $112.3 million of impaired commercial loans at December 31, 2013. The table below provides additional information related to the Park impaired commercial loans at March 31, 2014, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at March 31, 2014

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$99,179	$23,983	$75,196	$11,322	$63,874	64.40%
SEPH - CL&D loans	17,493	13,391	4,102	—	4,102	23.45%
SEPH - Other loans	43,527	16,992	26,535	—	26,535	60.96%
PRK totals	$160,199	$54,366	$105,833	$11,322	$94,511	59.00%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 60-month loss experience for the period ended December 31, 2013, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.66% of the principal balance of these loans. This annualized 60-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $31.1 million or 1.34% of the outstanding principal balance of other accruing commercial loans at March 31, 2014.

The overall reserve of 1.34% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.30%; special mention commercial loans are reserved at 5.46%; and substandard commercial loans are reserved at 10.05%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the annualized 60-month loss experience of 0.66% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the past five-year period, considering how each individual credit was rated at the beginning of the five-year period.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and adjustments to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlates to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 60 months, through December 31, 2013. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At March 31, 2014, the coverage period within the consumer portfolio was approximately 1.68 years.

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

Total Other Income

Total other income decreased by $2.2 million to $16.6 million for the quarter ended March 31, 2014, compared to $18.8 million for the first quarter of 2013.

The following table is a summary of the changes in the components of total other income:

	Three months ended March 31,
(In thousands)	2014	2013	Change
Income from fiduciary activities	$4,541	$4,076	$465
Service charges on deposits	3,659	3,822	(163)
Other service income	1,918	3,985	(2,067)
Checkcard fee income	3,213	2,983	230
Bank owned life insurance income	1,262	1,202	60
ATM fees	594	627	(33)
OREO valuation adjustments	(416)	401	(817)
Gain on sale of OREO, net	706	224	482
Miscellaneous	1,171	1,485	(314)
Total other income	$16,648	$18,805	$(2,157)

The following table breaks out the change in total other income for the three months ended March 31, 2014 compared to March 31, 2013 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended March 31 change from 2013 to 2014
(In thousands)	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$465	$—	$465
Service charges on deposits	(163)	—	(163)
Other service income	(2,066)	(1)	(2,067)
Checkcard fee income	230	—	230
Bank owned life insurance income	60	—	60
ATM fees	(33)	—	(33)
OREO valuation adjustments	(450)	(367)	(817)
Gain on sale of OREO, net	106	376	482
Miscellaneous	(312)	(2)	(314)
Total other income	$(2,163)	$6	$(2,157)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $465,000, or 11.4%, to $4.5 million for the three months ended March 31, 2014, compared to $4.1 million for the same period in 2013. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2014 was $4,114 million, an increase of approximately 10.7% compared to the average for the three months ended March 31, 2013 of $3,716 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $2.1 million, or 51.9%, to $1.9 million for the three months ended March 31, 2014, compared to $4.0 million for the same period in 2013. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category. As long-term interest rates increased in the second half of 2013 and beginning of 2014, the volume of originations (purchases or refinances) of mortgage loans has declined significantly.

For the three months ended March 31, 2014, OREO valuation adjustments were a net expense of $416,000, compared to a credit of $401,000 for the same period in 2013. The expense in the first quarter of 2014 compared to 2013 was primarily related to OREO devaluations recognized at PNB.
For the three months ended March 31, 2014, gain on the sale of OREO, net increased by $482,000 to $706,000, compared to $224,000 for the same period in 2013. Through the first three months of 2014, total OREO sales were $4.7 million, related to properties that had a book value of $4.0 million. For the first three months of 2013, total OREO sales were $7.1 million, related to properties that had a book value of $6.9 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended March 31,
(In thousands)	2014	2013	Change
Salaries and employee benefits	$25,060	$24,633	$427
Occupancy expense	2,832	2,597	235
Furniture and equipment expense	2,998	2,607	391
Data processing fees	1,114	1,019	95
Professional fees and services	6,283	5,864	419
Marketing	1,118	848	270
Insurance	1,447	1,302	145
Communication	1,343	1,580	(237)
State taxes	975	928	47
OREO expense	1,277	512	765
Miscellaneous	3,251	4,208	(957)
Total other expense	$47,698	$46,098	$1,600

The following table breaks out the change in total other expense for the three months ended March 31, 2014, compared to March 31, 2013 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended March 31 change from 2013 to 2014
(In thousands)	Ohio based operations	SEPH	Total
Salaries and employee benefits	$569	$(142)	$427
Occupancy expense	237	(2)	235
Furniture and equipment expense	392	(1)	391
Data processing fees	95	—	95
Professional fees and services	918	(499)	419
Marketing	270	—	270
Insurance	143	2	145
Communication	(236)	(1)	(237)
State taxes	38	9	47
OREO expense	151	614	765
Miscellaneous	(154)	(803)	(957)
Total other expense	$2,423	$(823)	$1,600

Salaries and employee benefits increased by $427,000, or 1.7%, to $25.1 million for the three months ended March 31, 2014, compared to $24.6 million for the same period in 2013. The increase through the first three months of 2014 was largely related to increased medical expense in Park's Ohio-based operations.

Professional fees and services increased by $419,000, or 7.1%, to $6.3 million for the three months ended March 31, 2014, compared to $5.9 million for the same period in 2013. The increase through the first three months of 2014 is primarily related to ongoing legal and professional fees related to legacy Vision Bank credits, specifically those participated at PNB.
OREO expense increased by $765,000, or 149.4%, to $1.3 million for the three months ended March 31, 2014, compared to $512,000 for the same period in 2013. The increase through the first three months of 2014 is primarily related to the payment of real estate taxes related to those OREO properties held by SEPH.
The table below provides information related to total other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2013 and 2014 to date.

Other Expense - Quarterly 2013 and 2014
	PNB	GFSC	All Other	SEPH	Total PRK
Q1 2013	$40,324	$786	$1,644	$3,344	$46,098
Q2 2013	40,408	810	1,443	3,909	46,570
Q3 2013	39,860	730	1,855	2,270	44,715
Q4 2013	45,073	807	2,578	2,688	51,146
Total 2013	$165,665	$3,133	$7,520	$12,211	$188,529

Q1 2014	$42,311	$775	$2,091	$2,521	$47,698
YTD 2014	$42,311	$775	$2,091	$2,521	$47,698

Income Tax

Federal income tax expense was $6.0 million for the first quarter of 2014, compared to $7.1 million for the first quarter of 2013. The effective federal income tax rate for the first quarter of 2014 was 23.5%, compared to 25.6% for the same period in 2013. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2014 year will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2014 and December 31, 2013

Changes in Financial Condition and Liquidity

Total assets increased by $173 million, or 2.6%, to $6,811 million at March 31, 2014, compared to $6,638 million at December 31, 2013.

Total investment securities decreased by $7 million, or 0.5%, to $1,417 million at March 31, 2014, compared to $1,424 million at December 31, 2013. Money market instruments, included in cash and cash equivalents, increased by $191 million to $209 million at March 31, 2014, compared to $18 million at December 31, 2013. Loan balances increased by $3 million to $4,624 million at March 31, 2014, compared to $4,621 million at December 31, 2013.

Total liabilities increased by $158 million, or 2.6%, during the first three months of 2014 to $6,145 million at March 31, 2014, from $5,987 million at December 31, 2013.

Total deposits increased by $187 million, or 3.9%, to $4,977 million at March 31, 2014, compared to $4,790 million at December 31, 2013. The increase in deposits in the first three months of 2014 was largely related to an increase in interest bearing transaction accounts and savings accounts.

Short-term borrowings decreased by $10 million, or 4.1%, to $252 million at March 31, 2014, from $242 million at December 31, 2013. Long-term borrowings, including subordinated debentures and notes, decreased by $24 million or 2.7% to $867 million at March 31, 2014, compared to $891 million at December 31, 2013.

Total shareholders’ equity increased by $14.7 million, or 2.3%, to $666.4 million at March 31, 2014, from $651.7 million at December 31, 2013. Retained earnings increased by $5.2 million during the period as a result of net income of $19.6 million, offset by common share dividends of $14.4 million. Accumulated other comprehensive loss decreased by $10.9 million to a loss of $24.5 million at March 31, 2014, compared to a loss of $35.4 million at December 31, 2013. This improvement in the accumulated other comprehensive loss was related to a $10.9 million unrealized net holding gain (net of taxes) in the investment portfolio as a result of the mark-to-market adjustment at March 31, 2014.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 67.89% at March 31, 2014, compared to 69.60% at December 31, 2013 and 65.86% at March 31, 2013. Cash and cash equivalents were $328.7 million at March 31, 2014, compared to $147.0 million at December 31, 2013 and $520.5 million at March 31, 2013. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity and common equity (shareholders' equity excluding any preferred stock) at March 31, 2014 was $666.4 million, or 9.8% of total assets, compared to $651.7 million, or 9.8% of total assets, at December 31, 2013 and $654.2 million, or 9.7% of total assets, at March 31, 2013.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as shareholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.45% at March 31, 2014 and 9.48% at December 31, 2013. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.42% at March 31, 2014 and 13.27% at December 31, 2013. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 16.07% at March 31, 2014 and 15.91% at December 31, 2013.

PNB met each of the well capitalized ratio guidelines at March 31, 2014. The following table indicates the capital ratios for PNB and Park at March 31, 2014.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	7.10%	10.15%	11.94%
Park National Corporation	9.45%	13.42%	16.07%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2013 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2013. There were no significant changes in contractual obligations and commitments during the first three months of 2014.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2014	December 31, 2013
Loan commitments	$842,217	$821,795
Standby letters of credit	$11,282	$20,590

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 40 and 41 of Park’s 2013 Annual Report.

On page 40 (Table 30) of Park’s 2013 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $367 million or 6.05% of interest earning assets at December 31, 2013. At March 31, 2014, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $329 million or 5.24% of interest earning assets.

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

On page 41 of Park’s 2013 Annual Report, management reported that at December 31, 2013, the earnings simulation model projected that net income would decrease by 1.4% using a rising interest rate scenario and decrease by 10.3% using a declining interest rate scenario over the next year. At March 31, 2014, the earnings simulation model projected that net income would decrease by 1.97% using a rising interest rate scenario and would decrease by 9.80% in a declining interest rate scenario. The decline in net income in both the increasing and the decreasing interest rate scenarios is due to the balance of loans that are currently indexed to an interest rate “floor”.  Therefore, in a rising interest rate scenario, a portion of the loan portfolio will not experience an increase in interest income until interest rates on those loans move through the “floor” established in individual loan agreements, while deposit assumptions reflect increasing rates paid on deposits in such a scenario. At March 31, 2014, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “2013 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2014, as was as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan ("the 2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2014	—	—	—	589,450
February 1 through February 28, 2014	19,500	76.16	19,500	569,950
March 1 through March 31, 2014	—	—	—	569,950
Total	19,500	76.16	19,500	569,950

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Long-Term Incentive Plan which became effective on April 22, 2013.

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
Articles of Incorporation of Park National Corporation (reflecting all amendments) [for SEC reporting compliance purposes only – not filed with Ohio Secretary of State] (Incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

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
Regulations of Park National Corporation (reflecting all amendments) [For purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and its subsidiaries granted on and after January 24, 2014 (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed January 27, 2014 (File No. 1-13006))

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2014 and 2013 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: May 2, 2014	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: May 2, 2014	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer