Form 10-Q
period 2014-06-30
PARK NATIONAL CORP /OH/
filed 2014-08-01
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

 Yes   ☐   No   ☒

15,392,422 Common shares, no par value per share, outstanding at July 31, 2014.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$141,020	$129,078
Money market instruments	55,946	17,952
Cash and cash equivalents	196,966	147,030
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,206,219 and $1,222,143 at June 30, 2014 and December 31, 2013, respectively)	1,197,295	1,176,266
Securities held-to-maturity, at amortized cost (fair value of $165,786 and $187,402 at June 30, 2014 and December 31, 2013, respectively)	162,304	182,061
Other investment securities	58,311	65,907
Total investment securities	1,417,910	1,424,234
Loans	4,735,487	4,620,505
Allowance for loan losses	(57,911)	(59,468)
Net loans	4,677,576	4,561,037
Bank owned life insurance	170,828	169,284
Goodwill	72,334	72,334
Premises and equipment, net	54,884	55,278
Other real estate owned	23,909	34,636
Accrued interest receivable	17,838	18,335
Mortgage loan servicing rights	8,662	9,013
Other	148,266	147,166
Total assets	$6,789,173	$6,638,347

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,163,288	$1,193,553
Interest bearing	3,763,923	3,596,441
Total deposits	4,927,211	4,789,994
Short-term borrowings	250,689	242,029
Long-term debt	787,465	810,541
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	2,749	2,901
Other	53,838	60,885
Total liabilities	$6,102,202	$5,986,600

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,914 shares issued at June 30, 2014 and 16,150,941 shares issued at December 31, 2013)	302,869	302,651
Retained earnings	473,114	460,643
Treasury shares (758,489 shares at June 30, 2014 and 738,989 at December 31, 2013)	(77,613)	(76,128)
Accumulated other comprehensive loss, net of taxes	(11,399)	(35,419)
Total shareholders' equity	686,971	651,747
Total liabilities and shareholders’ equity	$6,789,173	$6,638,347

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income:

Interest and fees on loans	$57,004	$56,388	$111,757	$112,163

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,271	8,673	18,747	18,915
Obligations of states and political subdivisions	1	16	3	33
Other interest income	87	202	198	360
Total interest and dividend income	66,363	65,279	130,705	131,471

Interest expense:

Interest on deposits:
Demand and savings deposits	399	468	792	969
Time deposits	2,133	2,900	4,411	5,990

Interest on borrowings:
Short-term borrowings	127	134	252	278
Long-term debt	7,143	7,065	14,209	14,069

Total interest expense	9,802	10,567	19,664	21,306

Net interest income	56,561	54,712	111,041	110,165

(Recovery of) provision for loan losses	(1,260)	673	(3,485)	1,002
Net interest income after (recovery of) provision for loan losses	57,821	54,039	114,526	109,163

Other income:
Income from fiduciary activities	4,825	4,328	9,366	8,404
Service charges on deposit accounts	3,942	4,070	7,601	7,892
Other service income	2,527	3,352	4,445	7,337
Checkcard fee income	3,493	3,316	6,706	6,299
Bank owned life insurance income	1,026	1,254	2,288	2,456
ATM fees	636	677	1,230	1,304
OREO valuation adjustments	(675)	(600)	(1,091)	(199)
Gain on sale of OREO, net	2,603	1,633	3,309	1,857
Miscellaneous	1,294	1,268	2,465	2,753
Total other income	19,671	19,298	36,319	38,103

PARK NATIONAL CORPORATION
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other expense:
Salaries and employee benefits	$26,140	$24,679	$51,200	$49,312
Occupancy expense	2,457	2,444	5,289	5,041
Furniture and equipment expense	2,994	2,981	5,992	5,588
Data processing fees	1,121	1,049	2,235	2,068
Professional fees and services	8,168	5,880	14,451	11,744
Marketing	1,006	953	2,124	1,801
Insurance	1,467	1,338	2,914	2,640
Communication	1,293	1,453	2,636	3,033
State taxes	925	928	1,900	1,856
OREO expense	308	969	1,585	1,481
Miscellaneous	2,317	3,896	5,568	8,104
Total other expense	48,196	46,570	95,894	92,668

Income before income taxes	29,296	26,767	54,951	54,598

Federal income taxes	7,469	6,733	13,505	13,854

Net income	$21,827	$20,034	$41,446	$40,744

Earnings per Common Share:
Basic	$1.42	$1.30	$2.69	$2.64
Diluted	$1.42	$1.30	$2.69	$2.64

Weighted average common shares outstanding
Basic	15,392,435	15,411,981	15,396,770	15,411,986
Diluted	15,412,167	15,411,981	15,413,568	15,411,986

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$21,827	$20,034	$41,446	$40,744

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax (benefit) of $7,042 and $(11,058) for the three months ended June 30, 2014 and 2013, and $12,933 and $(12,340) for the six months ended June 30, 2014 and 2013, respectively	13,079	(20,537)	24,020	(22,916)
Other comprehensive income (loss)	$13,079	$(20,537)	$24,020	$(22,916)

Comprehensive income (loss)	$34,906	$(503)	$65,466	$17,828

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2013	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			40,744
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(12,340)					(22,916)
Cash dividends on common stock at $1.88 per share			(28,974)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Balance at June 30, 2013	$—	$302,653	$453,375	$(76,375)	$(40,434)

Balance at January 1, 2014	$—	$302,651	$460,643	$(76,128)	$(35,419)
Net Income			41,446
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $12,933					24,020
Cash dividends on common shares at $1.88 per share			(28,975)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Share-based compensation expense		220
Repurchase of treasury shares				(1,485)
Balance at June 30, 2014	$—	$302,869	$473,114	$(77,613)	$(11,399)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$41,446	$40,744

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(3,485)	1,002
Amortization of loan fees and costs, net	1,869	1,613
Depreciation	3,713	3,550
Amortization of core deposit intangibles	—	225
(Accretion)/amortization of investment securities, net	(98)	21
Amortization of prepayment penalty on long-term debt	2,449	2,410
Realized net investment security gains	(20)	—
Loan originations to be sold in secondary market	(58,978)	(231,023)
Proceeds from sale of loans in secondary market	54,067	243,628
Gain on sale of loans in secondary market	1,138	4,057
Share-based compensation expense	220	—
OREO valuation adjustments	1,091	199
Bank owned life insurance income	(2,288)	(2,456)

Changes in assets and liabilities:
Increase in other assets	(7,675)	(6,280)
Increase (decrease) in other liabilities	946	(10)

Net cash provided by operating activities	$34,395	$57,680

Investing activities:
Proceeds from sale of Federal Home Loan Bank stock	8,946	—
Proceeds from sales of:
Available-for-sale securities	488	—
Proceeds from calls and maturities of:
Available-for-sale securities	45,112	338,306
Held-to-maturity securities	19,757	169,603
Purchases of:
Available-for-sale securities	(29,558)	(306,503)
Net increase in other investments	(1,350)	—
Net loan originations, portfolio loans	(106,280)	(72,687)
Investments in qualified affordable housing projects	(8,184)	(7,254)
Purchases of bank owned life insurance, net	—	(4,600)
Purchases of premises and equipment, net	(3,319)	(6,621)

Net cash (used in) provided by investing activities	$(74,388)	$110,244

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)

	Six Months Ended June 30,
	2014	2013
Financing activities:
Net increase in deposits	$137,217	$135,282
Net increase (decrease) in short-term borrowings	8,660	(120,679)
Repayment of long-term debt	(50,525)	(25,932)
Proceeds from issuance of long-term debt	25,000	25,000
Repurchase of treasury shares	(1,485)	—
Cash dividends paid on common shares	(28,938)	(28,974)

Net cash provided by (used in) financing activities	$89,929	$(15,303)

Increase in cash and cash equivalents	49,936	152,621

Cash and cash equivalents at beginning of year	147,030	201,305

Cash and cash equivalents at end of period	$196,966	$353,926

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$19,816	$21,533

Income taxes	$11,200	$4,500

Loans transferred to OREO	$6,292	$12,622

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2014.

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

Note 2 – Recent Accounting Pronouncements

ASU 2013-11- Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: The ASU requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance effective January 1, 2014 did not have an impact on Park's consolidated statements.

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

ASU 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on Park's consolidated financial statements, but will result in additional disclosures.

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, FASB issued Accounting Standards Update 2014-04, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.

ASU 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance will not have a material impact on Park's consolidated financial statements, but will result in additional disclosures.

Note 3 – Goodwill

The following table shows the activity in goodwill for the first six months of 2014.

(in thousands)	Goodwill
December 31, 2013	$72,334
Adjustments to goodwill	—
June 30, 2014	$72,334

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014			December 31, 2013
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$817,894	$2,940	$820,834	$825,432	$3,079	$828,511
Commercial real estate *	1,099,776	3,335	1,103,111	1,112,273	3,765	1,116,038
Construction real estate:
SEPH commercial land and development *	5,204	2	5,206	5,846	2	5,848
Remaining commercial	112,034	292	112,326	110,842	263	111,105
Mortgage	30,219	81	30,300	31,882	96	31,978
Installment	7,535	25	7,560	7,546	26	7,572
Residential real estate:
Commercial	411,465	968	412,433	407,387	904	408,291
Mortgage	1,172,779	1,739	1,174,518	1,144,754	1,559	1,146,313
HELOC	213,973	816	214,789	213,565	870	214,435
Installment	29,932	102	30,034	33,841	132	33,973
Consumer	831,454	2,779	834,233	723,733	2,775	726,508
Leases	3,222	32	3,254	3,404	23	3,427
Total loans	$4,735,487	$13,111	$4,748,598	$4,620,505	$13,494	$4,633,999
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2014 and December 31, 2013:

	June 30, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$17,761	$5	$3,988	$21,754
Commercial real estate	33,957	1,181	—	35,138
Construction real estate:
SEPH commercial land and development	4,378	—	—	4,378
Remaining commercial	9,657	297	—	9,954
Mortgage	99	95	—	194
Installment	36	160	2	198
Residential real estate:
Commercial	28,352	423	—	28,775
Mortgage	18,793	12,241	1,448	32,482
HELOC	1,676	761	37	2,474
Installment	1,610	921	61	2,592
Consumer	2,576	1,511	1,020	5,107
Total loans	$118,895	$17,595	$6,556	$143,046

	December 31, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,633	$107	$80	$20,820
Commercial real estate	39,588	2,234	2	41,824
Construction real estate:
SEPH commercial land and development	4,777	—	—	4,777
Remaining commercial	10,476	306	—	10,782
Mortgage	87	97	—	184
Installment	39	192	—	231
Residential real estate:
Commercial	32,495	913	—	33,408
Mortgage	20,564	11,708	549	32,821
HELOC	2,129	751	—	2,880
Installment	965	885	80	1,930
Consumer	3,463	1,616	1,016	6,095
Total loans	$135,216	$18,809	$1,727	$155,752

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$17,766	$17,628	$138	$20,740	$20,727	$13
Commercial real estate	35,138	35,138	—	41,822	41,822	—
Construction real estate:
SEPH commercial land and development	4,378	4,378	—	4,777	4,777	—
Remaining commercial	9,954	9,954	—	10,782	10,782	—
Mortgage	194	—	194	184	—	184
Installment	196	—	196	231	—	231
Residential real estate:
Commercial	28,775	28,775	—	33,408	33,408	—
Mortgage	31,034	—	31,034	32,272	—	32,272
HELOC	2,437	—	2,437	2,880	—	2,880
Installment	2,531	—	2,531	1,850	—	1,850
Consumer	4,087	132	3,955	5,079	799	4,280
Total loans	$136,490	$96,005	$40,485	$154,025	$112,315	$41,710

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2014 and December 31, 2013.

	June 30, 2014			December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$22,223	$11,092	$—	$22,429	$12,885	$—
Commercial real estate	50,559	31,667	—	56,870	34,149	—
Construction real estate:
SEPH commercial land and development	21,833	4,378	—	23,722	4,777	—
Remaining commercial	5,281	3,722	—	8,429	6,872	—
Residential real estate:
Commercial	31,632	26,834	—	36,709	31,461	—
Consumer	—	—	—	799	799	—

With an allowance recorded:
Commercial, financial and agricultural	10,891	6,536	2,860	12,616	7,842	3,268
Commercial real estate	3,611	3,471	781	7,966	7,673	5,496
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	6,232	6,232	2,174	3,909	3,910	1,132
Residential real estate:
Commercial	2,002	1,941	447	2,129	1,947	555
Consumer	132	132	81	—	—	—
Total	$154,396	$96,005	$6,343	$175,578	$112,315	$10,451

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2014 and December 31, 2013, there were $53.9 million and $58.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.5 million and $5.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2014 and December 31, 2013 of $6.3 million and $10.5 million, respectively. These loans with specific reserves had a recorded investment of $18.3 million and $21.4 million as of June 30, 2014 and December 31, 2013, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(In thousands)	Recorded investment as of June 30, 2014	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2013	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$17,628	$18,867	$75	$20,154	$21,148	$82
Commercial real estate	35,138	35,638	282	42,128	40,047	259
Construction real estate:
SEPH commercial land and development	4,378	4,329	66	9,074	9,532	—
Remaining commercial	9,954	10,150	7	18,535	19,390	192
Residential real estate:
Commercial	28,775	30,212	307	35,412	36,141	112
Consumer	132	667	—	799	799	—
Total	$96,005	$99,863	$737	$126,102	$127,057	$645

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
(In thousands)	Recorded investment as of June 30, 2014	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2013	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$17,628	$19,456	$136	$20,154	$21,252	$210
Commercial real estate	35,138	38,163	535	42,128	41,840	515
Construction real estate:
SEPH commercial land and development	4,378	4,439	122	9,074	10,854	—
Remaining commercial	9,954	10,227	54	18,535	20,103	412
Residential real estate:
Commercial	28,775	30,577	570	35,412	35,897	242
Consumer	132	723	—	799	459	—
Total	$96,005	$103,585	$1,417	$126,102	$130,405	$1,379

The following tables present the aging of the recorded investment in past due loans as of June 30, 2014 and December 31, 2013 by class of loan.

	June 30, 2014
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$1,147	$14,244	$15,391	$805,443	$820,834
Commercial real estate	938	16,475	17,413	1,085,698	1,103,111
Construction real estate:
SEPH commercial land and development	688	3,873	4,561	645	5,206
Remaining commercial	3,438	3,146	6,584	105,742	112,326
Mortgage	270	90	360	29,940	30,300
Installment	68	12	80	7,480	7,560
Residential real estate:
Commercial	701	20,002	20,703	391,730	412,433
Mortgage	13,029	11,108	24,137	1,150,381	1,174,518
HELOC	483	418	901	213,888	214,789
Installment	554	484	1,038	28,996	30,034
Consumer	10,802	3,044	13,846	820,387	834,233
Leases	—	—	—	3,254	3,254
Total loans	$32,118	$72,896	$105,014	$4,643,584	$4,748,598
* Includes $6.6 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

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

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2014 and December 31, 2013 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2014 and December 31, 2013 for all commercial loans:

	June 30, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$12,167	$92	$17,766	$790,809	$820,834
Commercial real estate *	9,093	424	35,138	1,058,456	1,103,111
Construction real estate:
SEPH commercial land and development *	—	—	4,378	828	5,206
Remaining commercial	3,670	—	9,954	98,702	112,326
Residential real estate:
Commercial	2,270	283	28,775	381,105	412,433
Leases	—	—	—	3,254	3,254
Total Commercial Loans	$27,200	$799	$96,011	$2,333,154	$2,457,164
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

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the periods ended June 30, 2014 and June 30, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and six-month periods ended June 30, 2014, Park removed the TDR classification on $0.6 million and $1.6 million, respectively, of loans that met the requirements discussed above. During both the three-month and six-month periods ended June 30, 2013, Park removed the TDR classification on $2.9 million of loans that met the requirements discussed above.

At June 30, 2014 and December 31, 2013, there were $62.1 million and $76.3 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2014 and December 31, 2013, $21.8 million and $50.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2014 and December 31, 2013, there were $17.6 million and $18.8 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At June 30, 2014 and December 31, 2013, Park had commitments to lend $2.8 million and $4.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at June 30, 2014 and December 31, 2013 was $3.0 million and $7.5 million, respectively. Modifications made in 2013 and 2014 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.

Additional specific reserves of $261,000 and $279,000 were recorded during the three-month and six-month periods ended June 30, 2014, respectively, as a result of TDRs identified in 2014. Additional specific reserves of $33,000 and $271,000 were recorded during the three-month and six-month periods ended June 30, 2013, respectively, as a result of TDRs identified in 2013.

The terms of certain other loans were modified during the six-month periods ended June 30, 2014 and June 30, 2013 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2014 and June 30, 2013 of $1.6 million and $1.0 million, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2014 and June 30, 2013 of $12.5 million and $12.0 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and six-month periods ended June 30, 2014 and June 30, 2013, as well as the recorded investment of these contracts at June 30, 2014 and June 30, 2013. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended June 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$294	$294
Commercial real estate	3	—	315	315
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	549	549
Mortgage	—	—	—	—
Installment	1	—	3	3
Residential real estate:
Commercial	—	—	—	—
Mortgage	13	357	375	732
HELOC	5	108	168	276
Installment	2	93	4	97
Consumer	88	360	266	626
Total loans	119	$918	$1,974	$2,892

	Three Months Ended June 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$106	$156	$262
Commercial real estate	5	—	1,502	1,502
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	180	—	180
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	8	—	1,007	1,007
Mortgage	21	582	1,032	1,614
HELOC	3	28	—	28
Installment	3	24	35	59
Consumer	103	378	212	590
Total loans	151	$1,298	$3,944	$5,242
Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2014, $789,000 were on nonaccrual status as of December 31, 2013. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2013, $3.0 million were on nonaccrual status as of December 31, 2012.

	Six Months Ended June 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$158	$194	$352
Commercial real estate	6	—	996	996
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	208	208
Mortgage	—	—	—	—
Installment	1	—	3	3
Residential real estate:
Commercial	2	—	48	48
Mortgage	20	457	864	1,321
HELOC	5	108	168	276
Installment	6	95	3	98
Consumer	159	562	289	851
Total loans	211	$1,380	$2,773	$4,153

	Six Months Ended June 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$7	$489	$496
Commercial real estate	7	25	1,653	1,678
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	217	—	217
Mortgage	—	—	—	—
Installment	2	—	25	25
Residential real estate:
Commercial	14	376	2,582	2,958
Mortgage	33	1,457	1,274	2,731
HELOC	7	91	—	91
Installment	7	70	35	105
Consumer	175	582	272	854
Total loans	261	$2,825	$6,330	$9,155

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2014, $1.7 million were on nonaccrual status as of December 31, 2013. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2013, $3.3 million were on nonaccrual status as of December 31, 2012.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	6	$370	11	$726
Commercial real estate	4	939	2	187
Construction real estate:
SEPH commercial land and development	—	—	2	242
Remaining commercial	—	—	2	321
Mortgage	—	—	—	—
Installment	1	3	—	—
Residential real estate:
Commercial	1	29	9	2,200
Mortgage	18	1,249	26	2,038
HELOC	1	168	5	83
Installment	4	162	9	141
Consumer	49	380	100	559
Leases	—	—	—	—
Total loans	84	$3,300	166	$6,497

Of the $3.3 million in modified TDRs which defaulted during the three months ended June 30, 2014, $138,000 were accruing loans and $3.2 million were nonaccrual loans. Of the $6.5 million in modified TDRs which defaulted during the three months ended June 30, 2013, $421,000 were accruing loans and $6.1 million were nonaccrual loans.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$374	12	$736
Commercial real estate	4	939	2	187
Construction real estate:
SEPH commercial land and development	—	—	3	257
Remaining commercial	—	—	2	321
Mortgage	—	—	—	—
Installment	1	3	1	12
Residential real estate:
Commercial	1	29	9	2,200
Mortgage	21	1,379	38	2,981
HELOC	1	168	6	120
Installment	5	185	10	162
Consumer	54	416	115	632
Leases	—	—	—	—
Total loans	94	$3,493	198	$7,608

Of the $3.5 million in modified TDRs which defaulted during the six months ended June 30, 2014, $297,000 were accruing loans and $3.2 million were nonaccrual loans. Of the $7.6 million in modified TDRs which defaulted during the six months ended June 30, 2013, $1.1 million were accruing loans and $6.5 million were nonaccrual loans.

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

With the inclusion of 2013 net charge-off information in the fourth quarter of 2013, management concluded that it was no longer appropriate to calculate the historical average with an even allocation across the five-year period. Rather than apply a 20% allocation to each year in the calculation of the historical annualized loss factor, management determined that it was appropriate to more heavily weight those years with higher losses in the historical loss calculation, given the continued uncertainty in the current economic environment. Specifically, rather than applying equal percentages to each year in the historical loss calculation, management applied more weight to the 2009-2011 periods compared to the 2012 and 2013 periods. Management will update the historical loss factors annually in the fourth quarter, or more frequently as deemed appropriate.

The activity in the allowance for loan losses for the three and six months ended June 30, 2014 and June 30, 2013 is summarized below.

	Three Months Ended June 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,762	$15,754	$8,121	$14,207	$8,413	$—	$60,257
Charge-offs	214	5,274	21	680	1,506	—	7,695
Recoveries	347	2,177	3,023	356	705	1	6,609
Net charge-offs/(recoveries)	(133)	3,097	(3,002)	324	801	(1)	1,086
Provision/(recovery)	301	(1,595)	(3,302)	636	2,701	(1)	(1,260)
Ending balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911

	Three Months Ended June 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,417	$11,070	$7,556	$14,634	$6,638	$—	$55,315
Charge-offs	776	742	153	648	1,520	—	3,839
Recoveries	728	222	421	1,142	448	1	2,962
Net charge-offs/(recoveries)	48	520	(268)	(494)	1,072	(1)	877
Provision / (recovery)	22	475	(692)	(481)	1,350	(1)	673
Ending balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111

	Six Months Ended June 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	853	6,068	24	1,276	3,301	—	11,522
Recoveries	594	3,913	5,974	1,593	1,374	2	13,450
Net charge-offs/(recoveries)	259	2,155	(5,950)	(317)	1,927	(2)	(1,928)
Provision/(recovery)	237	(2,682)	(4,984)	(49)	3,995	(2)	(3,485)
Ending balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911

	Six Months Ended June 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	3,484	1,076	1,671	1,322	2,794	—	10,347
Recoveries	917	262	1,848	4,640	1,251	1	8,919
Net charge-offs	2,567	814	(177)	(3,318)	1,543	(1)	1,428
Provision/(recovery)	2,323	103	114	(3,430)	1,893	(1)	1,002
Ending balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2014 and December 31, 2013, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2014 and December 31, 2013, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report).

The composition of the allowance for loan losses at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,860	$781	$2,174	$447	$81	$—	$6,343
Collectively evaluated for impairment	11,336	10,281	5,647	14,072	10,232	—	51,568
Total ending allowance balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911

Loan balance:
Loans individually evaluated for impairment	$17,628	$35,135	$14,336	$28,743	$132	$—	$95,974
Loans collectively evaluated for impairment	800,266	1,064,641	140,656	1,799,406	831,322	3,222	4,639,513
Total ending loan balance	$817,894	$1,099,776	$154,992	$1,828,149	$831,454	$3,222	$4,735,487

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	16.22%	2.22%	15.16%	1.56%	61.36%	—	6.61%
Loans collectively evaluated for impairment	1.42%	0.97%	4.01%	0.78%	1.23%	—	1.11%
Total	1.74%	1.01%	5.05%	0.79%	1.24%	—	1.22%

Recorded investment:
Loans individually evaluated for impairment	$17,628	$35,138	$14,332	$28,775	$132	$—	$96,005
Loans collectively evaluated for impairment	803,206	1,067,973	141,060	1,802,999	834,101	3,254	4,652,593
Total ending recorded investment	$820,834	$1,103,111	$155,392	$1,831,774	$834,233	$3,254	$4,748,598

	December 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,268	$5,496	$1,132	$555	$—	$—	$10,451
Collectively evaluated for impairment	10,950	10,403	5,723	13,696	8,245	—	49,017
Total ending allowance balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468

Loan balance:
Loans individually evaluated for impairment	$20,724	$41,816	$15,559	$33,406	$799	$—	$112,304
Loans collectively evaluated for impairment	804,708	1,070,457	140,557	1,766,141	722,934	3,404	4,508,201
Total ending loan balance	$825,432	$1,112,273	$156,116	$1,799,547	$723,733	$3,404	$4,620,505

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	13.14%	7.28%	1.66%	—	—	9.31%
Loans collectively evaluated for impairment	1.36%	0.97%	4.07%	0.78%	1.14%	—	1.09%
Total	1.72%	1.43%	4.39%	0.79%	1.14%	—	1.29%

Recorded investment:
Loans individually evaluated for impairment	$20,727	$41,822	$15,559	$33,408	$799	$—	$112,315
Loans collectively evaluated for impairment	807,784	1,074,216	140,944	1,769,604	725,709	3,427	4,521,684
Total ending recorded investment	$828,511	$1,116,038	$156,503	$1,803,012	$726,508	$3,427	$4,633,999

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$21,827	$20,034	$41,446	$40,744
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,392,435	15,411,981	15,396,770	15,411,986
Effect of dilutive performance-based restricted stock units	19,732	—	16,798	—
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units)	15,412,167	15,411,981	15,413,568	15,411,986
Earnings per common share:
Basic earnings per common share	$1.42	$1.30	$2.69	$2.64
Diluted earnings per common share	$1.42	$1.30	$2.69	$2.64

On January 24, 2014, Park awarded 21,975 performance - based restricted stock units ("PBRSUs") to certain employees. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 19,732 common shares for the three months ended June 30, 2014 and 16,798 for the six months ended June 30, 2014.

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

	Operating Results for the three months ended June 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$55,290	$1,863	$(98)	$(494)	$56,561
Provision for (recovery of) loan losses	1,683	315	(3,258)	—	(1,260)
Other income (loss)	18,909	—	876	(114)	19,671
Other expense	41,979	812	3,413	1,992	48,196
Income (loss) before income taxes	$30,537	$736	$623	$(2,600)	$29,296
Federal income taxes (benefit)	8,348	258	218	(1,355)	7,469
Net income (loss)	$22,189	$478	$405	$(1,245)	$21,827

Assets (as of June 30, 2014)	$6,685,849	$42,569	$57,890	$2,865	$6,789,173

	Operating Results for the three months ended June 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$51,736	$2,238	$(347)	$1,085	$54,712
Provision for (recovery of) loan losses	2,122	210	(1,659)	—	673
Other income (loss)	18,536	(3)	645	120	19,298
Other expense	40,408	810	3,909	1,443	46,570
Income (loss) before income taxes	$27,742	$1,215	$(1,952)	$(238)	$26,767
Federal income taxes (benefit)	7,420	425	(683)	(429)	6,733
Net income (loss)	$20,322	$790	$(1,269)	$191	$20,034

Assets (as of June 30, 2013)	$6,519,766	$50,307	$78,993	$(8,593)	$6,640,473

	Operating Results for the six months ended June 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$108,389	$3,841	$(293)	$(896)	$111,041
Provision for (recovery of) loan losses	1,543	589	(5,617)	—	(3,485)
Other income (loss)	34,612	1	1,713	(7)	36,319
Other expense	84,290	1,587	5,934	4,083	95,894
Income (loss) before income taxes	$57,168	$1,666	$1,103	$(4,986)	$54,951
Federal income taxes (benefit)	15,372	584	386	(2,837)	13,505
Net income (loss)	$41,796	$1,082	$717	$(2,149)	$41,446

	Operating Results for the six months ended June 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$104,471	$4,371	$(1,002)	$2,325	$110,165
Provision for (recovery of) loan losses	5,252	420	(4,670)	—	1,002
Other income (loss)	36,408	(1)	1,476	220	38,103
Other expense	80,732	1,596	7,253	3,087	92,668
Income (loss) before income taxes	$54,895	$2,354	$(2,109)	$(542)	$54,598
Federal income taxes (benefit)	14,633	824	(738)	(865)	13,854
Net income (loss)	$40,262	$1,530	$(1,371)	$323	$40,744

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2014 and 2013. The reconciling amounts for consolidated total assets for the periods ended June 30, 2014 and 2013 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Mortgage Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2014 and December 31, 2013, respectively, Park had approximately $6.6 million and $1.7 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan classes in Notes 4 and 5. The contractual balance was $6.5 million and $1.6 million at June 30, 2014 and December 31, 2013, respectively. The gain expected upon sale was $115,000 and $28,000 at June 30, 2014 and December 31, 2013, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2014 or December 31, 2013.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six months ended June 30, 2014 and 2013, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,634	$—	$18,698	$551,936
U.S. Government sponsored entities' asset-backed securities	634,465	13,631	5,386	642,710
Other equity securities	1,120	1,529	—	2,649
Total	$1,206,219	$15,160	$24,084	$1,197,295

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$85	$—	$—	$85
U.S. Government sponsored entities' asset-backed securities	162,219	3,738	256	165,701
Total	$162,304	$3,738	$256	$165,786

 Securities with unrealized losses at June 30, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$—	$—	$551,936	$18,698	$551,936	$18,698
U.S. Government agencies' asset-backed securities	$—	$—	$196,567	$5,386	$196,567	$5,386
Total	$—	$—	$748,503	$24,084	$748,503	$24,084
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$20,577	$228	$3,800	$28	$24,377	$256

Investment securities at December 31, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,632	$—	$45,496	$525,136
U.S. Government sponsored entities' asset-backed securities	650,391	8,070	9,990	648,471
Other equity securities	1,120	1,539	—	2,659
Total	$1,222,143	$9,609	$55,486	$1,176,266

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$240	$1	$—	$241
U.S. Government sponsored entities' asset-backed securities	181,821	5,382	42	187,161
Total	$182,061	$5,383	$42	$187,402

Securities with unrealized losses at December 31, 2013, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$377,626	$29,256	$147,510	$16,240	$525,136	$45,496
U.S. Government sponsored entities' asset-backed securities	404,035	8,917	21,572	1,073	425,607	9,990
Total	$781,661	$38,173	$169,082	$17,313	$950,743	$55,486
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,781	$42	$—	$—	$5,781	$42

Management does not believe any of the unrealized losses at June 30, 2014 or December 31, 2013 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2014, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Treasury and sponsored entities' obligations:
Due one through five years	173,750	167,842	1.82%
Due five through ten years	396,884	384,094	2.43%
Total	$570,634	$551,936	2.24%

U.S. Government sponsored entities' asset-backed securities:	$634,465	$642,710	2.45%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
Obligations of state and political subdivisions:
Due within one year	$85	$85	4.40%

U.S. Government sponsored entities' asset-backed securities	$162,219	$165,701	3.44%

The $551.9 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 8 to 13 years. Of the $551.9 million reported at June 30, 2014, $167.8 million were expected to be called and are shown in the table at their expected call date. The remaining average life of the investment portfolio is estimated to be 5.3 years.

Securities with an amortized cost of $468,000 were sold at a gain of $20,000 during the three-month and six-month periods ended June 30, 2014. There were no sales of investment securities during the three-month and six-month periods ended June 30, 2013.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	June 30, 2014	December 31, 2013
(In thousands)
Federal Home Loan Bank stock	$50,086	$59,031
Federal Reserve Bank stock	8,225	6,876
Total	$58,311	$65,907

During 2014, the FHLB elected to repurchase 89,460 shares of FHLB stock for $8.9 million. There was no gain or loss resulting from this transaction. Additionally during 2014, Park purchased 27,000 shares of FRB stock in order to maintain required stock levels. The FRB stock was purchased for a $1.4 million subscription.

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan replaces Park's 2005 Incentive Stock Option Plan (the "2005 Plan") and Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the "Directors' Stock Plan") which were terminated immediately following the approval of the 2013 Incentive Plan. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be granted. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At June 30, 2014, 567,475 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting.

Share-based compensation expense of $117,000 was recognized for the three-month period ended June 30, 2014 and $220,000 was recognized for the six-month period ended June 30, 2014. No share-based compensation expense was recognized in 2013 as there were no outstanding awards held by employees.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the six-month period ended June 30, 2014 and $12.6 million of contributions for the six-month period ended June 30, 2013.

The following table shows the components of net periodic benefit (income) expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Service cost	$1,083	$1,204	$2,166	$2,408
Interest cost	1,144	1,056	2,288	2,112
Expected return on plan assets	(2,717)	(2,384)	(5,434)	(4,768)
Amortization of prior service cost	5	5	10	10
Recognized net actuarial loss	—	676	—	1,352
Benefit (income) expense	$(485)	$557	$(970)	$1,114

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.29 billion at June 30, 2014, compared to $1.33 billion at December 31, 2013 and $1.35 billion at June 30, 2013. At June 30, 2014, $7.9 million of the sold mortgage loans were sold with recourse compared to $10.7 million at December 31, 2013 and $12.3 million at June 30, 2013. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2014 and December 31, 2013, management had established reserves of $243,000 and $1.0 million, respectively, to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,778	$8,121	9,013	7,763
Additions	280	688	438	1,799
Amortization	(435)	(727)	(828)	(1,542)
Changes in valuation allowance	39	178	39	240
Carrying amount, net, end of period	$8,662	$8,260	$8,662	$8,260

Valuation allowance:
Beginning of period	$1,031	$2,262	1,031	2,324
Changes in valuation allowance	(39)	(178)	(39)	(240)
End of period	$992	$2,084	$992	$2,084

Servicing fees included in other service income were $0.9 million and $1.8 million for both of the three and six months ended June 30, 2014 and 2013, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$551,936	$—	$551,936
U.S. Government sponsored entities’ asset-backed securities	—	642,710	—	642,710
Equity securities	1,902	—	747	2,649
Mortgage loans held for sale	—	6,577	—	6,577
Mortgage IRLCs	—	82	—	82

Liabilities
Fair value swap	$—	$—	$135	$135

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$525,136	$—	$525,136
U.S. Government sponsored entities’ asset-backed securities	—	648,471	—	648,471
Equity securities	1,900	—	759	2,659
Mortgage loans held for sale	—	1,666	—	1,666
Mortgage IRLCs	—	61	—	61

Liabilities
Fair value swap	$—	$—	$135	$135

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2014 and 2013

(In thousands)	Equity Securities	Fair value swap
Balance, at April 1, 2014	$711	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	36	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2014	$747	$(135)

Balance, at April 1, 2013	$776	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	19	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2013	$795	$(135)

Level 3 Fair Value Measurements
Six months ended June 30, 2014 and 2013

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(12)	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2014	$747	$(135)

Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	15	—
Purchases, sales, issuances and settlements, other	—	—
Periodic settlement of fair value swap	—	—
Balance at June 30, 2013	$795	$(135)

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

MSRs: MSRs are carried at the lower of cost or fair value. MSRs do not trade in active, open markets with readily observable prices. For example, sales of MSRs do occur, but precise terms and conditions typically are not readily available. As such, management, with the assistance of a third-party specialist, determines fair value based on the discounted value of the future cash flows estimated to be received. Significant inputs include the discount rate and assumed prepayment speeds. The calculated fair value is then compared to market values where possible to ascertain the reasonableness of the valuation in relation to current market expectations for similar products. Accordingly, MSRs are classified as Level 2.

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

Fair Value Measurements at June 30, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2014
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$17,799	$17,799
Construction real estate:
SEPH commercial land and development	—	—	4,378	4,378
Remaining commercial	—	—	4,982	4,982
Residential real estate	—	—	3,024	3,024
Total impaired loans recorded at fair value	$—	$—	$30,183	$30,183

Mortgage servicing rights	$—	$2,568	$—	$2,568

OREO:
Commercial real estate	—	—	1,840	1,840
Construction real estate	—	—	9,157	9,157
Residential real estate	—	—	2,796	2,796
Total OREO	$—	$—	$13,793	$13,793

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$21,100	$21,100
Construction real estate:
SEPH commercial land and development	—	—	4,777	4,777
Remaining commercial	—	—	3,788	3,788
Residential real estate	—	—	4,154	4,154
Total impaired loans recorded at fair value	$—	$—	$33,819	$33,819

Mortgage servicing rights	$—	$2,259	$—	$2,259

OREO:
Commercial real estate	—	—	4,119	4,119
Construction real estate	—	—	11,041	11,041
Residential real estate	—	—	3,366	3,366
Total OREO	$—	$—	$18,526	$18,526

The table below provides additional detail on those impaired loans which are recorded at fair value as well as the remaining impaired loan portfolio not included above. The remaining impaired loans consist of loans which are not collateral dependent as well as loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each individual credit.

	June 30, 2014
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$33,585	$42,937	$3,402	$30,183
Remaining impaired loans	62,420	15,485	2,941	59,479
Total impaired loans	$96,005	$58,422	$6,343	$89,662

	December 31, 2013
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$41,002	$48,952	$7,183	$33,819
Remaining impaired loans	71,313	14,320	3,268	68,045
Total impaired loans	$112,315	$63,272	$10,451	$101,864

The expense of credit adjustments related to impaired loans carried at fair value during the three and six months ended June 30, 2014 was $0.3 million and $2.5 million respectively. The (income)/expense of credit adjustments related to impaired loans carried at fair value during the three and six months ended June 30, 2013 was $(0.2) million and $2.1 million respectively.

MSRs totaled $8.7 million at June 30, 2014. Of this $8.7 million MSR carrying balance, $2.6 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $6.1 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2014. At December 31, 2013, MSRs totaled $9.0 million. Of this $9.0 million MSR carrying balance, $2.3 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $6.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2013. Income related to MSRs carried at fair value during the three-month periods ended June 30, 2014 and 2013 was $39,000 and $178,000, respectively. Income related to MSRs carried at fair value during the six-month periods ended June 30, 2014 and 2013 was $39,000 and $240,000, respectively.

Total OREO held by Park at June 30, 2014 and December 31, 2013 was $23.9 million and $34.6 million, respectively. Approximately 58% of OREO held by Park at June 30, 2014 and 53% at December 31, 2013 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2014 and December 31, 2013, the estimated fair value of OREO, less estimated selling costs, amounted to $13.8 million and $18.5 million, respectively. The net expense related to OREO fair value adjustments was $0.7 million and $0.6 million for the three-month periods ended June 30, 2014 and 2013, respectively, and was $1.1 million and $0.2 million for the six-month periods ended June 30, 2014 and 2013, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014 and December 31, 2013:

June 30, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$17,799	Sales comparison approach	Adj to comparables	0.0% - 96.0% (32.2%)
		Income approach	Capitalization rate	8.0% - 12.5% (9.4%)
		Cost approach	Accumulated depreciation	11.7% - 65.0% (38.7%)

Construction real estate:
SEPH commercial land and development	$4,378	Sales comparison approach	Adj to comparables	0.0% - 170.6% (16.7%)
		Bulk sale approach	Discount rate	10.8% - 20.0% (14.6%)

Remaining commercial	$4,982	Sales comparison approach	Adj to comparables	0.0% - 76.0% (41.8%)
		Bulk sale approach	Discount rate	10.0% - 25.0% (17.1%)

Residential real estate	$3,024	Sales comparison approach	Adj to comparables	0.0% - 121.8% (14.0%)
		Income approach	Capitalization rate	10.0% - 10.0% (10.0%)

Other real estate owned:
Commercial real estate	$1,840	Sales comparison approach	Adj to comparables	0.0% - 140.0% (18.2%)
		Income approach	Capitalization rate	8.4% - 10.0% (9.5%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (76.5%)

Construction real estate	$9,157	Sales comparison approach	Adj to comparables	0.0% - 437.0% (33.3%)
		Bulk sale approach	Discount rate	15.0% - 15.0% (15.0%)

Residential real estate	$2,796	Sales comparison approach	Adj to comparables	0.0% - 80.5% (26.2%)
		Income approach	Capitalization rate	5.4% - 7.8% (7.4%)

Balance at December 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$21,100	Sales comparison approach	Adj to comparables	0.0% - 109.0% (22.8%)
		Income approach	Capitalization rate	8.0% - 12.5% (9.1%)
		Cost approach	Accumulated depreciation	11.7% - 65.0% (37.1%)

Construction real estate:
SEPH commercial land and development	$4,777	Sales comparison approach	Adj to comparables	0.0% - 96.0% (13.9%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (14.9%)

Remaining commercial	$3,788	Sales comparison approach	Adj to comparables	0.0% - 40.0% (22.4%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (18.0%)

Residential real estate	$4,154	Sales comparison approach	Adj to comparables	0.0% - 121.8% (14.9%)
		Income approach	Capitalization rate	7.8% - 10.0% (8.4%)

Other real estate owned:
Commercial real estate	$4,119	Sales comparison approach	Adj to comparables	0.0% - 140.0% (17.7%)
		Income approach	Capitalization rate	8.0% - 11.5% (9.6%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (80.0%)

Construction real estate	$11,041	Sales comparison approach	Adj to comparables	0.0% - 484.0% (36.2%)
		Bulk sale approach	Discount rate	13.0% - 14.0% (13.6%)

Residential real estate	$3,366	Sales comparison approach	Adj to comparables	0.0% - 273.0% (19.2%)
		Income approach	Capitalization rate	5.4% - 7.8% (7.4%)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the consolidated condensed balance sheets for cash and short-term instruments approximate those assets’ fair values.

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value do not necessarily represent an exit price.

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

The fair value of financial instruments at June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$196,966	$196,966	$—	$—	$196,966
Investment securities	1,359,599	1,902	1,360,432	747	1,363,081
Accrued interest receivable - securities	4,727	—	4,727	—	4,727
Accrued interest receivable - loans	13,111	—	—	13,111	13,111
Mortgage loans held for sale	6,577	—	6,577	—	6,577
Mortgage IRLCs	82	—	82	—	82
Impaired loans carried at fair value	30,183	—	—	30,183	30,183
Other loans, net	4,640,734	—	—	4,657,607	4,657,607
Loans receivable, net	$4,677,576	$—	$6,659	$4,687,790	$4,694,449

Financial liabilities:
Noninterest bearing checking accounts	$1,163,288	$1,163,288	$—	$—	$1,163,288
Interest bearing transactions accounts	1,346,223	1,346,223	—	—	1,346,223
Savings accounts	1,162,352	1,162,352	—	—	1,162,352
Time deposits	1,251,285	—	1,255,881	—	1,255,881
Other	4,063	4,063	—	—	4,063
Total deposits	$4,927,211	$3,675,926	$1,255,881	$—	$4,931,807

Short-term borrowings	$250,689	$—	$250,689	$—	$250,689
Long-term debt	787,465	—	835,850	—	835,850
Subordinated debentures/notes	80,250	—	86,850	—	86,850
Accrued interest payable – deposits	1,259	15	1,244	—	1,259
Accrued interest payable – debt/borrowings	1,490	9	1,481	—	1,490

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

	December 31, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$147,030	$147,030	$—	$—	$147,030
Investment securities	1,358,327	1,900	1,361,009	759	1,363,668
Accrued interest receivable - securities	4,840	—	4,840	—	4,840
Accrued interest receivable - loans	13,495	—	—	13,495	13,495
Mortgage loans held for sale	1,666	—	1,666	—	1,666
Mortgage IRLCs	61	—	61	—	61
Impaired loans carried at fair value	33,819	—	—	33,819	33,819
Other loans, net	4,525,491	—	—	4,531,680	4,531,680
Loans receivable, net	$4,561,037	$—	$1,727	$4,565,499	$4,567,226

Financial liabilities:
Noninterest bearing checking accounts	$1,193,553	$1,193,553	$—	—	$1,193,553
Interest bearing transactions accounts	1,145,525	1,145,525	—	—	1,145,525
Savings accounts	1,124,994	1,124,994	—	—	1,124,994
Time deposits	1,324,659	—	1,331,129	—	1,331,129
Other	1,263	1,263	—	—	1,263
Total deposits	$4,789,994	$3,465,335	$1,331,129	$—	$4,796,464

Short-term borrowings	$242,029	$—	$242,029	$—	$242,029
Long-term debt	810,541	—	860,963	—	860,963
Subordinated debentures/notes	80,250	—	83,140	—	83,140
Accrued interest payable – deposits	1,366	16	1,350	—	1,366
Accrued interest payable – debt/borrowings	1,535	4	1,531	—	1,535

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2014 and 2013:

Three months ended June 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at March 31, 2014	$(5,598)	$(18,880)	$(24,478)
Other comprehensive income before reclassifications	—	13,092	13,092
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	13,079	13,079
Ending balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)

Beginning balance at March 31, 2013	$(27,134)	$7,237	$(19,897)
Other comprehensive loss before reclassifications	—	(20,537)	(20,537)
Net current period other comprehensive loss	—	(20,537)	(20,537)
Ending balance at June 30, 2013	$(27,134)	$(13,300)	$(40,434)

Six months ended June 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	24,033	24,033
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	24,020	24,020
Ending balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)

Beginning balance at December 31, 2012	$(27,134)	$9,616	$(17,518)
Other comprehensive loss before reclassifications	—	(22,916)	(22,916)
Net current period other comprehensive loss	—	(22,916)	(22,916)
Ending balance at June 30, 2013	$(27,134)	$(13,300)	$(40,434)

During the three-month and six-month periods ended June 30, 2014, there was $20,000 ($13,000 net of tax) reclassified out of accumulated other comprehensive income due to gains on the sale of available-for-sale securities. These gains were recorded within miscellaneous income on the consolidated condensed statements of income. During the three-month and six-month periods ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive income.

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

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report to Shareholders the (the "2013 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section within this MD&A for additional discussion.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2014 and resulted in no impairment of goodwill. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information. Please see Note 3 – Goodwill of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on goodwill.

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

Significant assumptions used to measure our annual pension expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plan; and

•	for pension expense, the rate of salary increases where benefits are based on earnings

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2014 and 2013

Summary Discussion of Results

Net income for the three months ended June 30, 2014 was $21.8 million, compared to $20.0 million for the second quarter of 2013. Diluted earnings per common share were $1.42 for the second quarter of 2014, compared to $1.30 for the second quarter of 2013. Weighted average diluted common shares outstanding were 15,412,167 for the three months ended June 30, 2014, compared to 15,411,981 weighted average diluted common shares for the second quarter of 2013.

Net income for the six months ended June 30, 2014 was $41.4 million, compared to $40.7 million for the first half of 2013. Diluted earnings per common share were $2.69 for the first half of 2014, compared to $2.64 for the first half of 2013. Weighted average diluted common shares outstanding were 15,413,568 for the six months ended June 30, 2014, compared to 15,411,986 weighted average diluted common shares for the first half of 2013.

Financial Results by Segment
The table below reflects the net income (loss) by segment for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013, and for the fiscal years ended December 31, 2013 and 2012. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
PNB	$22,189	$19,607	$41,796	$40,262	$75,594	$87,106
GFSC	478	604	1,082	1,530	2,888	3,550
Park Parent Company	(1,245)	(904)	(2,149)	323	(1,397)	195
Ongoing operations	$21,422	$19,307	$40,729	$42,115	$77,085	$90,851
SEPH	405	312	717	(1,371)	142	(12,221)
Total Park	$21,827	$19,619	$41,446	$40,744	$77,227	$78,630
Preferred dividends and accretion	—	—	—	—	—	3,425
Net income available to common shareholders	$21,827	$19,619	$41,446	$40,744	$77,227	$75,205

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

The Park National Bank (PNB)

The table below reflects the results for PNB for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013 and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
Net interest income	$55,290	$53,099	$108,389	$104,471	$210,781	$221,758
Provision for (recovery of) loan losses	1,683	(140)	1,543	5,252	14,039	16,678
Other income	18,909	15,703	34,612	36,408	70,841	70,739
Other expense	41,979	42,311	84,290	80,732	165,665	156,516
Income before income taxes	$30,537	$26,631	$57,168	$54,895	$101,918	$119,303
Federal income taxes	8,348	7,024	15,372	14,633	26,324	32,197
Net income	$22,189	$19,607	$41,796	$40,262	$75,594	$87,106

Other income for the three months ended June 30, 2014 of $18.9 million represented an increase of $3.2 million compared to other income for the three months ended March 31, 2014 of $15.7 million. A portion of this increase, $1.3 million, was related to OREO gains pertaining to a PNB loan participation from SEPH, where the underlying collateral had been moved to OREO. The balance of the increase, $1.9 million, was related to increases across the other income categories at PNB.

The table below provides certain balance sheet information and financial ratios for PNB as of June 30, 2014, December 31, 2013 and June 30, 2013.

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013	% change from 12/31/13	% change from 6/30/13
Loans	$4,679,944	$4,559,406	$4,441,617	2.64%	5.37%
Allowance for loan losses	55,451	56,888	52,694	(2.53)%	5.23%
Net loans	4,624,493	4,502,518	4,388,923	2.71%	5.37%
Investment securities	1,415,608	1,421,937	1,342,868	(0.45)%	5.42%
Total assets	6,685,849	6,524,098	6,519,766	2.48%	2.55%
Average assets (1)	6,663,103	6,576,420	6,548,261	1.32%	1.75%
Return on average assets(2)	1.26%	1.15%	1.24%	9.57%	1.61%
(1) Average assets for the six - month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the six months ended June 30, 2014 and 2013.

Loans outstanding at June 30, 2014 of $4.68 billion represented an increase of $120 million, or 2.64% (5.33% annualized), compared to the loans outstanding of $4.56 billion at December 31, 2013. The $120 million increase in loans experienced at PNB in the first half of 2014 was related to growth in PNB's retained mortgage loan portfolio of approximately $28 million and in the consumer loan portfolio of approximately $100 million, offset by a decline in the commercial loan portfolio of approximately $8 million.

The $4.68 billion of loans at June 30, 2014 represented an increase of $238 million, or 5.37%, compared to the loans outstanding of $4.44 billion at June 30, 2013. The $238 million increase in loans experienced at PNB over the last twelve months was related to growth in PNB's retained mortgage loan portfolio of approximately $81 million, in the consumer loan portfolio of approximately $141 million and in the commercial loan portfolio of approximately $16 million.

PNB's allowance for loan losses decreased by $1.4 million, or 2.53%, to $55.5 million at June 30, 2014, compared to $56.9 million at December 31, 2013. PNB credit metrics in the first half of 2014 continued to trend in a positive direction. Net charge-offs were $3.0 million, or annualized charge-offs of 0.13%, for the six months ended June 30, 2014. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding the credit metrics of PNB's loan portfolio.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013 and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
Net interest income	$1,863	$1,978	$3,841	$4,371	$8,741	$9,156
Provision for loan losses	315	274	589	420	1,175	859
Other income (loss)	—	1	1	(1)	11	—
Other expense	812	775	1,587	1,596	3,133	2,835
Income before income taxes	$736	$930	$1,666	$2,354	$4,444	$5,462
Federal income taxes	258	326	584	824	1,556	1,912
Net income	$478	$604	$1,082	$1,530	$2,888	$3,550

The table below provides certain balance sheet information and financial ratios for GFSC as of June 30, 2014, December 31, 2013 and June 30, 2013.

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013	% change from 12/31/13	% change from 6/30/13
Loans	$42,839	$47,228	$50,194	(9.29)%	(14.65)%
Allowance for loan losses	2,460	2,581	2,417	(4.69)%	1.78%
Net loans	40,379	44,647	47,777	(9.56)%	(15.48)%
Total assets	42,569	47,115	50,307	(9.65)%	(15.38)%
Average assets (1)	44,820	49,481	49,438	(9.42)%	(9.34)%
Return on average assets (2)	4.87%	5.84%	6.24%	(16.61)%	(21.96)%
(1) Average assets for the six - month periods ended June 30, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the six months ended June 30, 2014 and 2013.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013 and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
Net interest income (expense)	$(494)	$(402)	$(896)	$2,325	$2,828	$4,742
Provision for loan losses	—	—	—	—	—	—
Other income (loss)	(114)	107	(7)	220	469	233
Other expense	1,992	2,091	4,083	3,087	7,520	6,585
Loss before income taxes	$(2,600)	$(2,386)	$(4,986)	$(542)	$(4,223)	$(1,610)
Federal income tax benefit	(1,355)	(1,482)	(2,837)	(865)	(2,826)	(1,805)
Net income (loss)	$(1,245)	$(904)	$(2,149)	$323	$(1,397)	$195

The net interest income (expense) for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income (expense) includes interest expense related to the $35.25 million and $30.00 million of subordinated notes issued by Park to accredited investors in December 2009 and April 2012, respectively.

SEPH

The table below reflects the results for SEPH for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013 and for the fiscal years ended December 31, 2013 and 2012. SEPH was formed in March 2011. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH.

(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
Net interest expense	$(98)	$(195)	$(293)	$(1,002)	$(1,325)	$(341)
(Recovery of) Provision for loan losses	(3,258)	(2,359)	(5,617)	(4,670)	(11,799)	17,882
Other income (loss)	876	837	1,713	1,476	1,956	(736)
Gain on sale of Vision business	—	—	—	—	—	22,167
Other expense	3,413	2,521	5,934	7,253	12,211	22,032
Income (loss) before income taxes	$623	$480	$1,103	$(2,109)	$219	$(18,824)
Federal income taxes (benefit)	218	168	386	(738)	77	(6,603)
Net income (loss)	$405	$312	$717	$(1,371)	$142	$(12,221)
Net income (loss) excluding gain on sale of Vision business	$405	$312	$717	$(1,371)	$142	$(26,630)

SEPH financial results for the first half of 2014 included net recoveries of $5.6 million. The net recoveries during the first half of 2014 consisted of charge-offs of $0.8 million, offset by recoveries of $6.4 million. Other income for the first six months ended June 30, 2014 at SEPH of $1.7 million was related to net gains on the sale of OREO of $1.7 million. Other expense increased by $0.8 million in the second quarter 2014 compared to the first quarter 2014. This increase was due to higher legal expenses in the second quarter related to loan collection activity.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information for SEPH regarding charge-offs as a percentage of unpaid principal balance, as of June 30, 2014.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$63,253	$33,492	$29,761	52.95%
Performing loans - retained by SEPH	1,984	157	1,827	7.91%
Total SEPH loan exposure	$65,237	$33,649	$31,588	51.58%

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of June 30, 2014, December 31, 2013 and December 31, 2012, showing the decline in legacy Vision assets at SEPH over the past six months and since 2012.

(In thousands)	SEPH 06/30/14	SEPH 12/31/13	SEPH 12/31/12	Change from 12/31/13	Change from 12/31/12
Nonperforming loans - retained by SEPH	$29,761	$36,108	$55,292	$(6,347)	$(25,531)
OREO - retained by SEPH	16,182	23,224	21,003	(7,042)	(4,821)
Total nonperforming assets	$45,943	$59,332	$76,295	$(13,389)	$(30,352)
Performing loans - retained by SEPH	$1,827	$1,907	$3,886	$(80)	$(2,059)
Total SEPH - Legacy Vision assets	$47,770	$61,239	$80,181	$(13,469)	$(32,411)

In addition to the SEPH assets listed above, PNB participations in legacy Vision assets totaled $10.9 million, $12.3 million and $19.2 million at June 30, 2014, December 31, 2013 and December 31, 2012, respectively.

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first and second quarters of 2014, for the first half of 2014, for the first half of 2013 and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q2 2014	Q1 2014	Six months YTD 2014	Six months YTD 2013	2013	2012
Net interest income	$56,561	$54,480	$111,041	$110,165	$221,025	$235,315
(Recovery of) provision for loan losses	(1,260)	(2,225)	(3,485)	1,002	3,415	35,419
Other income	19,671	16,648	36,319	38,103	73,277	70,236
Gain on sale of Vision business	—	—	—	—	—	22,167
Other expense	48,196	47,698	95,894	92,668	188,529	187,968
Income before income taxes	$29,296	$25,655	$54,951	$54,598	$102,358	$104,331
Federal income taxes	7,469	6,036	13,505	13,854	25,131	25,701
Net income	$21,827	$19,619	$41,446	$40,744	$77,227	$78,630
Net income excluding the gain on sale of Vision business	$21,827	$19,619	$41,446	$40,744	$77,227	$64,221

Net Interest Income Comparison for the Second Quarter of 2014 and 2013

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income increased by $1.9 million, or 3.5%, to $56.6 million for the second quarter of 2014, compared to $54.7 million for the second quarter of 2013. See the discussion under the table below.

	Three months ended June 30, 2014		Three months ended June 30, 2013
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,678,483	4.91%	$4,484,161	5.08%
Taxable investments	1,428,290	2.60%	1,302,287	2.67%
Tax exempt investments	108	6.89%	1,390	7.09%
Money market instruments	137,219	0.25%	324,783	0.25%
Interest earning assets	$6,244,100	4.28%	$6,112,621	4.31%

Interest bearing deposits	$3,745,385	0.27%	$3,738,039	0.36%
Short-term borrowings	252,836	0.20%	232,156	0.23%
Long-term debt	867,772	3.30%	863,676	3.28%
Interest bearing liabilities	$4,865,993	0.81%	$4,833,871	0.88%
Excess interest earning assets	$1,378,107		$1,278,750
Net interest spread		3.47%		3.43%
Net interest margin		3.65%		3.61%

Average interest earning assets for the second quarter of 2014 increased by $131.5 million or 2.1% to $6,244 million, compared to $6,113 million for the second quarter of 2013. The average yield on interest earning assets decreased by 3 basis points to 4.28% for the second quarter of 2014, compared to 4.31% for the second quarter of 2013.

Average interest bearing liabilities for the second quarter of 2014 increased by $32 million or 0.7% to $4,866 million, compared to $4,834 million for the second quarter of 2013. The average cost of interest bearing liabilities decreased by 7 basis points to 0.81% for the second quarter of 2014, compared to 0.88% for the second quarter of 2013.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $194 million, or 4.3%, to $4,678 million for the three months ended June 30, 2014, compared to $4,484 million for the second quarter of 2013. Period end loan balances as of June 30, 2014 and 2013 were $4,735 million and $4,511 million, respectively. The average yield on the loan portfolio decreased by 17 basis points to 4.91% for the second quarter of 2014, compared to 5.08% for the second quarter of 2013. The decrease in the average yield on the loan portfolio over the twelve-month period was primarily due to interest rate changes associated with the variable rate portion of the loan portfolio and an increase in the percentage of the loan portfolio associated with installment loans and 15-year, fixed rate mortgage loans.

The following table displays the average balance of the loan portfolio, the interest income earned on the loan portfolio and the tax equivalent yield on the loan portfolio for the past five quarters.

Quarter ended (In thousands)	Average balance of loan portfolio	Interest Income	Tax equivalent yield
June 30, 2013	$4,484,161	$56,388	5.08%
September 30, 2013	$4,539,685	$56,337	4.95%
December 31, 2013	$4,594,974	$57,038	4.95%
March 31, 2014	$4,607,198	$54,753	4.84%
June 30, 2014	$4,678,483	$57,004	4.91%

Park's total loans outstanding at June 30, 2014 were $4,735 million, compared to $4,621 million at December 31, 2013, an increase of $114 million, or an annualized 5.0%. Loan balances at Park's Ohio-based bank subsidiary, PNB, increased by $120 million, or an annualized 5.3%, to $4,680 million at June 30, 2014, compared to $4,559 million at December 31, 2013.

Net Interest Income Comparison for the First Half of 2014 and 2013

Net interest income increased by $800,000, or 0.7%, to $111.0 million for the first half of 2014, compared to $110.2 million for the first half of 2013.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first half of 2014 with the same period in 2013.

	Six months ended June 30, 2014		Six months ended June 30, 2013
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,643,037	4.87%	$4,461,361	5.10%
Taxable investments	1,439,056	2.63%	1,363,753	2.80%
Tax exempt investments	132	6.97%	1,430	7.12%
Money market instruments	159,001	0.25%	292,433	0.25%
Interest earning assets	$6,241,226	4.24%	$6,118,977	4.36%

Interest bearing deposits	$3,747,105	0.28%	$3,742,810	0.37%
Short-term borrowings	251,833	0.20%	238,888	0.23%
Long-term debt	867,430	3.30%	863,146	3.29%
Interest bearing liabilities	$4,866,368	0.81%	$4,844,844	0.89%
Excess interest earning assets	$1,374,858		$1,274,133
Net interest spread		3.43%		3.47%
Net interest margin		3.60%		3.66%

The net interest spread was 3.43% for the first half of 2014 and 3.47% for the first half of 2013. The net interest margin decreased by 6 basis points to 3.60% for the six months ended June 30, 2014, compared to 3.66% for the first six months of 2013.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Quarter ended (In thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
June 30, 2013	$6,112,621	$54,712	3.61%
September 30, 2013	$6,219,809	$54,960	3.52%
December 31, 2013	$6,202,796	$55,900	3.59%
March 31, 2014	$6,238,321	$54,480	3.56%
June 30, 2014	$6,244,100	$56,561	3.65%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the six months ended June 30, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - first six months	$4,643,037	$1,439,188	$159,001	$6,241,226
Percentage of total earning assets	74.39%	23.06%	2.55%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management emphasizes the importance of growing quality loans on an ongoing basis to its retail and commercial lenders. The average balance of loans for the first six months of 2014 was $4,643 million, compared to $4,515 million for all of 2013, an increase of $128 million or 2.8%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the six months ended June 30, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - first six months	4.87%	2.63%	0.25%	4.24%

Credit Metrics and Provision for (Recovery of) Loan Losses

Park recorded a recovery of loan losses in the amount of $1.3 million for the three months ended June 30, 2014, compared to a provision for loan losses in the amount of $673,000 for the same period in 2013. Net loan charge-offs for Park were $1.1 million for the second quarter of 2014, compared to $877,000 for the second quarter of 2013. Park's annualized ratio of net loan charge-offs to average loans was 0.09% for the three months ended June 30, 2014, compared to 0.08% for the same period in 2013.

Park recorded a recovery of loan losses in the amount of $3.5 million for the six months ended June 30, 2014, compared to a provision for loan losses in the amount of $1.0 million for the same period in 2013. Net loan recoveries for Park were $1.9 million for the first six months of 2014, compared to net loan charge-offs of $1.4 million for the first half of 2013. Park's annualized ratio of net loan charge-offs (recoveries) to average loans was (0.08)% for the six months ended June 30, 2014, compared to 0.06% for the same period in 2013.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $2.1 million for the six months ended June 30, 2014 and $5.7 million for the same period in 2013. Net loan charge-offs for PNB and Guardian totaled $3.7 million for the first six months of 2014, compared to $6.1 million for the same period in 2013. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.16% for the six months ended June 30, 2014, compared to 0.28% for the same period in 2013.
SEPH recorded a recovery of loan losses of $5.6 million for the six months ended June 30, 2014, compared to $4.7 million for the same period in 2013.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. The table below provides additional information regarding cumulative charge-offs as a percentage of unpaid principal balance, as of June 30, 2014.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans - retained by SEPH	$63,253	$33,492	$29,761	52.95%
Performing loans - retained by SEPH	1,984	157	1,827	7.91%
Total SEPH loan exposure	$65,237	$33,649	$31,588	51.58%

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

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at June 30, 2014, December 31, 2013 and June 30, 2013.

Park National Corporation - Allowance for Loan Losses
(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Total allowance for loan losses	$57,911	$59,468	$55,111
Specific reserves	6,343	10,451	7,466
General reserves	$51,568	$49,017	$47,645

Total loans	$4,735,487	$4,620,505	$4,510,716
Impaired commercial loans	95,974	112,304	126,080
Non-impaired loans	$4,639,513	$4,508,201	$4,384,636

Total allowance for loan losses to total loan ratio	1.22%	1.29%	1.22%
General reserves as a % of non-impaired loans	1.11%	1.09%	1.09%

As the table above shows, specific reserves were $6.3 million at June 30, 2014, a decrease of $4.2 million, compared to $10.5 million at December 31, 2013. The decline in specific reserves was largely due to the charge-off of approximately $4.7 million related to one loan relationship, which previously had a specific reserve of $4.8 million that was established in the third quarter of 2013. General reserves for Park’s ongoing operations increased to $51.6 million at June 30, 2014, an increase of $2.6 million, compared to $49.0 million at December 31, 2013. General reserves as a percentage of performing loans has increased slightly to 1.11% at June 30, 2014, compared to 1.09% at December 31, 2013. The increase in general reserves was primarily due to additional reserves established in the consumer loan portfolio, as this portfolio of loans experienced significant growth through the first six months of 2014.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (4) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at June 30, 2014, December 31, 2013 and June 30, 2013.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$118,895	$135,216	$145,398
Accruing TDRs	17,514	18,747	22,413
Loans past due 90 days or more	6,493	1,677	1,502
Total nonperforming loans	$142,902	$155,640	$169,313

OREO – PNB	7,727	11,412	14,273
OREO – SEPH	16,182	23,224	21,389
Total nonperforming assets	$166,811	$190,276	$204,975

Percentage of nonaccrual loans to total loans	2.51%	2.93%	3.22%
Percentage of nonperforming loans to total loans	3.02%	3.37%	3.75%
Percentage of nonperforming assets to total loans	3.52%	4.12%	4.54%
Percentage of nonperforming assets to total assets	2.46%	2.87%	3.09%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At June 30, 2014, management deemed it appropriate to have $17.5 million of TDRs on accrual status, while the remaining $62.1 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month and six-month periods ended June 30, 2014, Park removed the TDR classification on $0.6 million and $1.6 million, respectively, of loans that met the requirements discussed above. During both the three-month and six-month periods ended June 30, 2013, Park removed the TDR classification on $2.9 million of loans that met the requirements discussed above.

Nonperforming assets for PNB and GFSC and for SEPH as of June 30, 2014, December 31, 2013 and June 30, 2013 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$89,231	$99,108	$102,182
Accruing TDRs	17,417	18,747	22,413
Loans past due 90 days or more	6,493	1,677	1,502
Total nonperforming loans	$113,141	$119,532	$126,097

OREO – PNB	7,727	11,412	14,273
Total nonperforming assets	$120,868	$130,944	$140,370

Percentage of nonaccrual loans to total loans	1.90%	2.16%	2.29%
Percentage of nonperforming loans to total loans	2.41%	2.61%	2.82%
Percentage of nonperforming assets to total loans	2.57%	2.86%	3.14%
Percentage of nonperforming assets to total assets	1.81%	2.00%	2.15%

SEPH - Nonperforming Assets

(In thousands)	June 30, 2014	December 31, 2013	June 30, 2013
Nonaccrual loans	$29,664	$36,108	$43,216
Accruing TDRs	97	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$29,761	$36,108	$43,216

OREO – SEPH	16,182	23,224	21,389
Total nonperforming assets	$45,943	$59,332	$64,605

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines that borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

As of June 30, 2014, Park had taken partial charge-offs of approximately $58.4 million related to the $96.0 million of commercial loans considered to be impaired, compared to charge-offs of approximately $63.3 million related to the $112.3 million of impaired commercial loans at December 31, 2013. The table below provides additional information related to the Park impaired commercial loans at June 30, 2014, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at June 30, 2014

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$66,934	$10,844	$56,090	$6,343	$49,747	74.32%
PNB participations in VB loans	$25,530	$14,666	$10,864	$—	$10,864	42.55%
SEPH - CL&D loans	21,833	17,455	4,378	—	4,378	20.05%
SEPH - Other loans	40,099	15,457	24,642	—	24,642	61.45%
PRK totals	$154,396	$58,422	$95,974	$6,343	$89,631	58.05%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 60-month loss experience for the period ended December 31, 2013, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.66% of the principal balance of these loans. This annualized 60-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $31.7 million or 1.35% of the outstanding principal balance of other accruing commercial loans at June 30, 2014.

The overall reserve of 1.35% for other accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.30%; special mention commercial loans are reserved at 5.98%; and substandard commercial loans are reserved at 7.61%. At June 30, 2014, the coverage period within the commercial portfolio was approximately 2.43 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 60-month loss experience of 0.66% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 60 months, through December 31, 2013. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At June 30, 2014, the coverage period within the consumer portfolio was approximately 1.80 years.

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

Total Other Income

Total other income increased by $373,000 to $19.7 million for the quarter ended June 30, 2014, compared to $19.3 million for the second quarter of 2013. For the six months ended June 30, 2014, total other income decreased by $1.8 million to $36.3 million, compared to $38.1 million for the same period in 2013.

The following table is a summary of the changes in the components of total other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Change	2014	2013	Change
Income from fiduciary activities	$4,825	$4,328	$497	$9,366	$8,404	$962
Service charges on deposits	3,942	4,070	(128)	7,601	7,892	(291)
Other service income	2,527	3,352	(825)	4,445	7,337	(2,892)
Checkcard fee income	3,493	3,316	177	6,706	6,299	407
Bank owned life insurance income	1,026	1,254	(228)	2,288	2,456	(168)
ATM fees	636	677	(41)	1,230	1,304	(74)
OREO valuation adjustments	(675)	(600)	(75)	(1,091)	(199)	(892)
Gain on sale of OREO, net	2,603	1,633	970	3,309	1,857	1,452
Miscellaneous	1,294	1,268	26	2,465	2,753	(288)
Total other income	$19,671	$19,298	$373	$36,319	$38,103	$(1,784)

The following table breaks out the change in total other income for the three and six months ended June 30, 2014 compared to June 30, 2013 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended June 30 change from 2013 to 2014			Six months ended June 30 change from 2013 to 2014
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$497	$—	$497	$962	$—	$962
Service charges on deposits	(128)	—	(128)	(291)	—	(291)
Other service income	(825)	—	(825)	(2,891)	(1)	(2,892)
Checkcard fee income	177	—	177	407	—	407
Bank owned life insurance income	(228)	—	(228)	(168)	—	(168)
ATM fees	(41)	—	(41)	(74)	—	(74)
OREO valuation adjustments	(217)	142	(75)	(667)	(225)	(892)
Gain on sale of OREO, net	908	62	970	1,014	438	1,452
Miscellaneous	(1)	27	26	(313)	25	(288)
Total other income	$142	$231	$373	$(2,021)	$237	$(1,784)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $497,000, or 11.5%, to $4.8 million for the three months ended June 30, 2014, compared to $4.3 million for the same period in 2013. Fiduciary fee income increased by $962,000, or 11.4%, to $9.4 million for the six months ended June 30, 2014, compared to $8.4 million for the same period in 2013. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2014 was $4,173 million, an increase of approximately 12.1% compared to the average for the six months ended June 30, 2013 of $3,723 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $825,000, or 24.6%, to $2.5 million for the three months ended June 30, 2014, compared to $3.4 million for the same period in 2013. Other service income decreased $2.9 million, or 39.4%, to $4.4 million for the six months ended June 30, 2014, compared to $7.3 million for the same period in 2013. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category. As long-term interest rates increased in the second half of 2013 and beginning of 2014, the volume of originations (purchases or refinances) of mortgage loans has declined significantly. While other service income has declined for both the three and six months ended June 30, 2014 compared to the same period in 2013, it increased by $609,000 in the second quarter of 2014 compared to the first quarter of 2014.

For the three months ended June 30, 2014, OREO valuation adjustments were a net expense of $675,000, compared to $600,000 for the same period in 2013. OREO valuation adjustments were a net expense of $1.1 million for the six months ended June 30, 2014, compared to $199,000 for the same period in 2013.
For the three months ended June 30, 2014, gain on the sale of OREO, net increased by $970,000 to $2.6 million, compared to $1.6 million for the same period in 2013. For the six months ended June 30, 2014, gain on the sale of OREO, net increased by $1.5 million to $3.3 million, compared to $1.9 million for the same period in 2013. Through the first six months of 2014, total OREO sales were $19.2 million, related to properties that had a book value of $15.9 million. For the first six months of 2013, total OREO sales were $14.2 million, related to properties that had a book value of $12.4 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2014	2013	Change	2014	2013	Change
Salaries and employee benefits	$26,140	$24,679	$1,461	$51,200	$49,312	$1,888
Occupancy expense	2,457	2,444	13	5,289	5,041	248
Furniture and equipment expense	2,994	2,981	13	5,992	5,588	404
Data processing fees	1,121	1,049	72	2,235	2,068	167
Professional fees and services	8,168	5,880	2,288	14,451	11,744	2,707
Marketing	1,006	953	53	2,124	1,801	323
Insurance	1,467	1,338	129	2,914	2,640	274
Communication	1,293	1,453	(160)	2,636	3,033	(397)
State taxes	925	928	(3)	1,900	1,856	44
OREO expense	308	969	(661)	1,585	1,481	104
Miscellaneous	2,317	3,896	(1,579)	5,568	8,104	(2,536)
Total other expense	$48,196	$46,570	$1,626	$95,894	$92,668	$3,226

The following table breaks out the change in total other expense for the three and six months ended June 30, 2014, compared to June 30, 2013 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended June 30 change from 2013 to 2014			Six months ended June 30 change from 2013 to 2014
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries and employee benefits	$1,505	$(44)	$1,461	$2,075	$(187)	$1,888
Occupancy expense	13	—	13	250	(2)	248
Furniture and equipment expense	24	(11)	13	416	(12)	404
Data processing fees	72	—	72	167	—	167
Professional fees and services	1,116	1,172	2,288	2,034	673	2,707
Marketing	53	—	53	323	—	323
Insurance	126	3	129	268	6	274
Communication	(161)	1	(160)	(397)	—	(397)
State taxes	(3)	—	(3)	35	9	44
OREO expense	(262)	(399)	(661)	(112)	216	104
Miscellaneous	(361)	(1,218)	(1,579)	(515)	(2,021)	(2,536)
Total other expense	$2,122	$(496)	$1,626	$4,544	$(1,318)	$3,226

Salaries and employee benefits increased by $1.5 million, or 5.9%, to $26.1 million for the three months ended June 30, 2014, compared to $24.7 million for the same period in 2013. Salaries and employee benefits increased by $1.9 million, or 3.8%, to $51.2 million for the six months ended June 30, 2014, compared to $49.3 million for the same period in 2013. The increase through the first six months of 2014 was largely related to increased medical insurance expense in Park's Ohio-based operations.

Professional fees and services increased by $2.3 million, or 39.0%, to $8.2 million for the three months ended June 30, 2014, compared to $5.9 million for the same period in 2013. Professional fees and services increased by $2.7 million, or 23.1%, to $14.5 million for the six months ended June 30, 2014, compared to $11.7 million for the same period in 2013. The increase through the first six months of 2014 is primarily related to ongoing legal and professional fees related to legacy Vision Bank credits, specifically those participated at PNB. Professional fees and services for the Ohio-based operations increased by $1.1 million and $2.0 million for the three and six month periods ended June 30, 2014, respectively. A portion of this increase, $713,000 and $983,000 for the three and six month periods ended June 30, 2014, respectively, related to PNB participations in SEPH loans.
OREO expense decreased by $661,000, or 68.2%, to $308,000 for the three months ended June 30, 2014, compared to $969,000 for the same period in 2013. OREO expense increased by $104,000, or 7.0%, to $1.6 million for the six months ended June 30, 2014, compared to $1.5 million for the same period in 2013. The decrease during the second quarter of 2014 is primarily related to reduction in OREO expenses as a result of a decrease in OREO assets.
Miscellaneous expense decreased by $1.6 million, or 40.5%, to $2.3 million for the three months ended June 30, 2014, compared to $3.9 million for the same period in 2013. Miscellaneous expense decreased $2.5 million, or 31.3%, to $5.6 million, for the six months ended June 30, 2014, compared to $8.1 million for the same period in 2013. The balance in 2013 included $1.9 million related to the establishment of reserves for litigation.

The table below provides information related to total other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2013 and 2014 to date.

Other Expense - Quarterly 2013 and 2014
	PNB	GFSC	All Other	SEPH	Total PRK
Q1 2013	$40,324	$786	$1,644	$3,344	$46,098
Q2 2013	40,408	810	1,443	3,909	46,570
Q3 2013	39,860	730	1,855	2,270	44,715
Q4 2013	45,073	807	2,578	2,688	51,146
Total 2013	$165,665	$3,133	$7,520	$12,211	$188,529

Q1 2014	$42,311	$775	$2,091	$2,521	$47,698
Q2 2014	$41,979	$812	$1,992	$3,413	$48,196
YTD 2014	$84,290	$1,587	$4,083	$5,934	$95,894

Income Tax

Federal income tax expense was $7.5 million for the second quarter of 2014, compared to $6.7 million for the second quarter of 2013. The effective federal income tax rate for the second quarter of 2014 was 25.5%, compared to 25.2% for the same period in 2013. Federal income tax expense was $13.5 million for the first six months of 2014, compared to $13.9 million for the same period of 2013. The effective federal income tax rate for the first six months of 2014 was 24.6%, compared to 25.4% for the same period in 2013. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from municipal investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2014 year will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2014 and December 31, 2013

Changes in Financial Condition and Liquidity

Total assets increased by $151 million, or 2.3%, to $6,789 million at June 30, 2014, compared to $6,638 million at December 31, 2013.

Total investment securities decreased by $6 million, or 0.4%, to $1,418 million at June 30, 2014, compared to $1,424 million at December 31, 2013. Money market instruments, included in cash and cash equivalents, increased by $38 million to $56 million at June 30, 2014, compared to $18 million at December 31, 2013. Loan balances increased by $114 million to $4,735 million at June 30, 2014, compared to $4,621 million at December 31, 2013.

Total liabilities increased by $115 million, or 1.9%, during the first six months of 2014 to $6,102 million at June 30, 2014, from $5,987 million at December 31, 2013.

Total deposits increased by $137 million, or 2.9%, to $4,927 million at June 30, 2014, compared to $4,790 million at December 31, 2013. The increase in deposits in the first six months of 2014 was largely related to an increase in interest bearing transaction accounts and savings accounts.

Short-term borrowings increased by $9 million, or 3.7%, to $251 million at June 30, 2014, from $242 million at December 31, 2013. Long-term borrowings, including subordinated debentures and notes, decreased by $23 million or 2.6% to $868 million at June 30, 2014, compared to $891 million at December 31, 2013.

Total shareholders’ equity increased by $35.3 million, or 5.4%, to $687.0 million at June 30, 2014, from $651.7 million at December 31, 2013. Retained earnings increased by $12.4 million during the period as a result of net income of $41.4 million, offset by common share dividends of $29.0 million. Accumulated other comprehensive loss decreased by $24.0 million to a loss of $11.4 million at June 30, 2014, compared to a loss of $35.4 million at December 31, 2013. This improvement in the accumulated other comprehensive loss was related to a $24.0 million unrealized net holding gain (net of taxes) in the investment portfolio as a result of the mark-to-market for the first six months of 2014.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 69.75% at June 30, 2014, compared to 69.60% at December 31, 2013 and 67.93% at June 30, 2013. Cash and cash equivalents were $197.0 million at June 30, 2014, compared to $147.0 million at December 31, 2013 and $353.9 million at June 30, 2013. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Total shareholders’ equity and common equity at June 30, 2014 was $687.0 million, or 10.1% of total assets, compared to $651.7 million, or 9.8% of total assets, at December 31, 2013 and $639.2 million, or 9.6% of total assets, at June 30, 2013.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as shareholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.56% at June 30, 2014 and 9.48% at December 31, 2013. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.32% at June 30, 2014 and 13.27% at December 31, 2013. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.89% at June 30, 2014 and 15.91% at December 31, 2013.

PNB met each of the well capitalized ratio guidelines at June 30, 2014. The following table indicates the capital ratios for PNB and Park at June 30, 2014.

	Leverage	Tier 1 Risk Based	Total Risk-Based
The Park National Bank	7.19%	10.07%	11.78%
Park National Corporation	9.56%	13.32%	15.89%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2013 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2013. There were no significant changes in contractual obligations and commitments during the first six months of 2014.

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

The exposure to credit loss (for PNB) in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. PNB uses the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Since many of the loan commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2014	December 31, 2013
Loan commitments	$911,123	$821,795
Standby letters of credit	$12,600	$20,590

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

On page 40 (Table 30) of Park’s 2013 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $367 million or 6.05% of interest earning assets at December 31, 2013. At June 30, 2014, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $217 million or 3.49% of interest earning assets.

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

On page 41 of Park’s 2013 Annual Report, management reported that at December 31, 2013, the earnings simulation model projected that net income would decrease by 1.4% using a rising interest rate scenario and decrease by 10.3% using a declining interest rate scenario over the next year. At June 30, 2014, the earnings simulation model projected that net income would decrease by 2.78% using a rising interest rate scenario and would decrease by 8.54% in a declining interest rate scenario. The decline in net income in both the increasing and the decreasing interest rate scenarios is due to the balance of loans that are currently indexed to an interest rate “floor”.  Therefore, in a rising interest rate scenario, a portion of the loan portfolio will not experience an increase in interest income until interest rates on those loans move through the “floor” established in individual loan agreements, while deposit assumptions reflect increasing rates paid on deposits in such a scenario. At June 30, 2014, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2014, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2014	—	—	—	569,950
May 1 through May 31, 2014	—	—	—	569,950
June 1 through June 30, 2014	—	—	—	569,950
Total	—	—	—	569,950

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2014 and 2013 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2014 and 2013 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: August 01, 2014	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: August 01, 2014	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer