Form 10-Q
period 2014-09-30
PARK NATIONAL CORP /OH/
filed 2014-10-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

 Yes   ☐   No   ☒

15,402,613 Common shares, no par value per share, outstanding at October 27, 2014.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$101,760	$129,078
Money market instruments	201,526	17,952
Cash and cash equivalents	303,286	147,030
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,277,358 and $1,222,143 at September 30, 2014 and December 31, 2013, respectively)	1,263,965	1,176,266
Securities held-to-maturity, at amortized cost (fair value of $152,986 and $187,402 at September 30, 2014 and December 31, 2013, respectively)	150,349	182,061
Other investment securities	58,311	65,907
Total investment securities	1,472,625	1,424,234
Loans held for sale	28,606	1,666
Loans	4,770,433	4,618,839
Allowance for loan losses	(57,674)	(59,468)
Net loans	4,712,759	4,559,371
Bank owned life insurance	171,042	169,284
Goodwill	72,334	72,334
Premises and equipment, net	54,654	55,278
Other real estate owned	19,185	34,636
Accrued interest receivable	18,210	18,335
Mortgage loan servicing rights	8,632	9,013
Other	151,939	147,166
Total assets	$7,013,272	$6,638,347

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,175,991	$1,193,553
Interest bearing	3,953,013	3,596,441
Total deposits	5,129,004	4,789,994
Short-term borrowings	268,718	242,029
Long-term debt	788,685	810,541
Subordinated debentures and notes	80,250	80,250
Accrued interest payable	2,804	2,901
Other	55,795	60,885
Total liabilities	$6,325,256	$5,986,600

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,902 shares issued at September 30, 2014 and 16,150,941 shares issued at December 31, 2013)	303,003	302,651
Retained earnings	476,930	460,643
Treasury shares (758,489 shares at September 30, 2014 and 738,989 at December 31, 2013)	(77,613)	(76,128)
Accumulated other comprehensive loss, net of taxes	(14,304)	(35,419)
Total shareholders' equity	688,016	651,747
Total liabilities and shareholders’ equity	$7,013,272	$6,638,347

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest and dividend income:

Interest and fees on loans	$57,492	$56,337	$169,249	$168,500

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,011	8,880	27,758	27,795
Obligations of states and political subdivisions	—	7	3	40
Other interest income	119	186	317	546
Total interest and dividend income	66,622	65,410	197,327	196,881

Interest expense:

Interest on deposits:
Demand and savings deposits	440	422	1,232	1,391
Time deposits	2,136	2,729	6,547	8,719

Interest on borrowings:
Short-term borrowings	130	132	382	410
Long-term debt	7,207	7,167	21,416	21,236

Total interest expense	9,913	10,450	29,577	31,756

Net interest income	56,709	54,960	167,750	165,125

Provision for loan losses	4,501	2,498	1,016	3,500
Net interest income after provision for loan losses	52,208	52,462	166,734	161,625

Other income:
Income from fiduciary activities	4,734	4,139	14,100	12,543
Service charges on deposit accounts	4,171	4,255	11,772	12,147
Other service income	2,450	3,391	6,895	10,728
Checkcard fee income	3,431	3,326	10,137	9,625
Bank owned life insurance income	1,420	1,311	3,708	3,767
OREO valuation adjustments	(935)	(2,030)	(2,026)	(2,229)
Gain on sale of OREO, net	2,149	895	5,458	2,752
Miscellaneous	1,976	2,109	5,671	6,166
Total other income	19,396	17,396	55,715	55,499

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other expense:
Salaries and employee benefits	$26,243	$25,871	$77,443	$75,183
Occupancy expense	2,339	2,348	7,628	7,389
Furniture and equipment expense	2,870	2,639	8,862	8,227
Data processing fees	1,281	1,042	3,516	3,110
Professional fees and services	6,934	5,601	21,385	17,345
Marketing	1,087	863	3,211	2,664
Insurance	1,396	1,174	4,310	3,814
Communication	1,304	1,268	3,940	4,301
State tax (benefit) expense	(350)	929	1,550	2,785
OREO expense	244	687	1,829	2,168
Miscellaneous	3,555	2,293	9,123	10,397
Total other expense	46,903	44,715	142,797	137,383

Income before income taxes	24,701	25,143	79,652	79,741

Federal income taxes	6,398	6,114	19,903	19,968

Net income	$18,303	$19,029	$59,749	$59,773

Earnings per Common Share:
Basic	$1.19	$1.23	$3.88	$3.88
Diluted	$1.19	$1.23	$3.88	$3.88

Weighted average common shares outstanding
Basic	15,392,421	15,411,972	15,395,320	15,411,981
Diluted	15,413,664	15,411,972	15,413,625	15,411,981

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$18,303	$19,029	$59,749	$59,773

Other comprehensive income (loss), net of tax:
Unrealized net holding (loss) gain on securities available-for-sale, net of income tax (benefit) of $(1,564) and $(5,931) for the three months ended September 30, 2014 and 2013, and $11,369 and $(18,270) for the nine months ended September 30, 2014 and 2013, respectively	(2,905)	(11,015)	21,115	(33,931)
Other comprehensive (loss) income	$(2,905)	$(11,015)	$21,115	$(33,931)

Comprehensive income	$15,398	$8,014	$80,864	$25,842

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2013	$—	$302,654	$441,605	$(76,375)	$(17,518)
Net Income			59,773
Other comprehensive (loss), net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(18,270)					(33,931)
Cash dividends on common stock at $2.82 per share			(43,461)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Balance at September 30, 2013	$—	$302,652	$457,917	$(76,375)	$(51,449)

Balance at January 1, 2014	$—	$302,651	$460,643	$(76,128)	$(35,419)
Net Income			59,749
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $11,369					21,115
Cash dividends on common shares at $2.82 per share			(43,462)
Cash payment for fractional shares in dividend reinvestment plan		(3)
Share-based compensation expense		355
Repurchase of treasury shares				(1,485)
Balance at September 30, 2014	$—	$303,003	$476,930	$(77,613)	$(14,304)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$59,749	$59,773

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,016	3,500
Other than temporary impairment on investment securities	—	17
Amortization of loan fees and costs, net	2,815	2,547
Depreciation	5,489	5,366
Amortization of core deposit intangibles	—	337
(Accretion)/amortization of investment securities, net	(129)	11
Amortization of prepayment penalty on long-term debt	3,681	3,618
Realized net investment security gains	(20)	—
Loan originations to be sold in secondary market	(96,384)	(283,919)
Proceeds from sale of loans in secondary market	93,335	308,087
Gain on sale of loans in secondary market	(1,906)	(4,996)
Share-based compensation expense	355	—
OREO valuation adjustments	2,026	2,229
Bank owned life insurance income	(3,708)	(3,767)

Changes in assets and liabilities:
Decrease in other assets	1,732	17,763
Increase (decrease) in other liabilities	2,939	(1,944)

Net cash provided by operating activities	$70,990	$108,622

Investing activities:
Proceeds from redemption of Federal Home Loan Bank stock	8,946	—
Proceeds from sales of:
Available-for-sale securities	488	—
Proceeds from calls and maturities of:
Available-for-sale securities	71,968	365,637
Held-to-maturity securities	31,712	207,393
Purchases of:
Available-for-sale securities	(127,522)	(432,895)
Net increase in other investments	(1,350)	—
Net loan originations, portfolio loans	(181,197)	(158,430)
Investments in qualified affordable housing projects	(8,184)	(8,023)
Purchases of bank owned life insurance, net	—	(4,600)
Purchases of premises and equipment, net	(4,865)	(7,731)

Net cash used in investing activities	$(210,004)	$(38,649)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2014	2013
Financing activities:
Net increase in deposits	$339,010	$134,660
Net increase (decrease) in short-term borrowings	26,689	(71,663)
Repayment of long-term debt	(75,537)	(25,940)
Proceeds from issuance of long-term debt	50,000	50,000
Repurchase of treasury shares	(1,485)	—
Cash dividends paid on common shares	(43,407)	(43,461)

Net cash provided by financing activities	$295,270	$43,596

Increase in cash and cash equivalents	156,256	113,569

Cash and cash equivalents at beginning of year	147,030	201,305

Cash and cash equivalents at end of period	$303,286	$314,874

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$29,674	$32,019

Income taxes	$18,620	$12,000

Non cash items:
Loans transferred to OREO	$7,825	$17,591

Transfers from loans to loans held for sale	$21,985	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three - month and nine - month periods ended September 30, 2014 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2014.

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

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.

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

Note 3 – Goodwill

The following table shows the activity in goodwill for the first nine months of 2014.

(in thousands)	Goodwill
December 31, 2013	$72,334
Adjustments to goodwill	—
September 30, 2014	$72,334

Note 4 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014			December 31, 2013
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$809,550	$3,144	$812,694	$825,432	$3,079	$828,511
Commercial real estate *	1,072,550	3,870	1,076,420	1,112,273	3,765	1,116,038
Construction real estate:
SEPH commercial land and development *	2,228	3	2,231	5,846	2	5,848
Remaining commercial	128,395	360	128,755	110,842	263	111,105
Mortgage	32,134	83	32,217	31,882	96	31,978
Installment	7,629	24	7,653	7,546	26	7,572
Residential real estate:
Commercial	409,017	1,017	410,034	407,387	904	408,291
Mortgage	1,175,069	1,726	1,176,795	1,143,088	1,559	1,144,647
HELOC	217,543	793	218,336	213,565	870	214,435
Installment	29,491	100	29,591	33,841	132	33,973
Consumer	883,648	2,767	886,415	723,733	2,775	726,508
Leases	3,179	56	3,235	3,404	23	3,427
Total loans	$4,770,433	$13,943	$4,784,376	$4,618,839	$13,494	$4,632,333
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of September 30, 2014 and December 31, 2013:

	September 30, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$22,462	$781	$—	$23,243
Commercial real estate	20,292	1,011	—	21,303
Construction real estate:
SEPH commercial land and development	2,097	—	—	2,097
Remaining commercial	5,915	55	—	5,970
Mortgage	77	94	—	171
Installment	22	151	—	173
Residential real estate:
Commercial	23,224	416	—	23,640
Mortgage	19,758	11,623	842	32,223
HELOC	1,786	711	—	2,497
Installment	1,742	965	35	2,742
Consumer	3,096	1,405	954	5,455
Total loans	$100,471	$17,212	$1,831	$119,514

	December 31, 2013
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,633	$107	$80	$20,820
Commercial real estate	39,588	2,234	2	41,824
Construction real estate:
SEPH commercial land and development	4,777	—	—	4,777
Remaining commercial	10,476	306	—	10,782
Mortgage	87	97	—	184
Installment	39	192	—	231
Residential real estate:
Commercial	32,495	913	—	33,408
Mortgage	20,564	11,708	549	32,821
HELOC	2,129	751	—	2,880
Installment	965	885	80	1,930
Consumer	3,463	1,616	1,016	6,095
Total loans	$135,216	$18,809	$1,727	$155,752

 The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$23,243	$23,186	$57	$20,740	$20,727	$13
Commercial real estate	21,303	21,303	—	41,822	41,822	—
Construction real estate:
SEPH commercial land and development	2,097	2,097	—	4,777	4,777	—
Remaining commercial	5,970	5,970	—	10,782	10,782	—
Mortgage	171	—	171	184	—	184
Installment	173	—	173	231	—	231
Residential real estate:
Commercial	23,640	23,640	—	33,408	33,408	—
Mortgage	31,381	—	31,381	32,272	—	32,272
HELOC	2,497	—	2,497	2,880	—	2,880
Installment	2,707	—	2,707	1,850	—	1,850
Consumer	4,501	35	4,466	5,079	799	4,280
Total loans	$117,683	$76,231	$41,452	$154,025	$112,315	$41,710

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2014 and December 31, 2013.

	September 30, 2014			December 31, 2013
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$28,139	$19,850	$—	$22,429	$12,885	$—
Commercial real estate	35,478	20,198	—	56,870	34,149	—
Construction real estate:
SEPH commercial land and development	14,933	2,097	—	23,722	4,777	—
Remaining commercial	1,542	466	—	8,429	6,872	—
Residential real estate:
Commercial	25,980	23,127	—	36,709	31,461	—
Consumer	—	—	—	799	799	—

With an allowance recorded:
Commercial, financial and agricultural	7,504	3,336	1,652	12,616	7,842	3,268
Commercial real estate	1,122	1,105	252	7,966	7,673	5,496
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	5,504	5,504	1,951	3,909	3,910	1,132
Residential real estate:
Commercial	536	513	230	2,129	1,947	555
Consumer	35	35	35	—	—	—
Total	$120,773	$76,231	$4,120	$175,578	$112,315	$10,451

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2014 and December 31, 2013, there were $40.4 million and $58.1 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.2 million and $5.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2014 and December 31, 2013 of $4.1 million and $10.5 million, respectively. These loans with specific reserves had a recorded investment of $10.5 million and $21.4 million as of September 30, 2014 and December 31, 2013, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(In thousands)	Recorded investment as of September 30, 2014	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2013	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$23,186	$18,764	$68	$19,871	$20,803	$124
Commercial real estate	21,303	30,644	327	41,009	41,417	329
Construction real estate:
SEPH commercial land and development	2,097	3,653	12	6,489	7,579	—
Remaining commercial	5,970	8,561	2	15,606	17,249	136
Residential real estate:
Commercial	23,640	27,765	255	34,477	34,860	115
Consumer	35	68	—	799	799	—
Total	$76,231	$89,455	$664	$118,251	$122,707	$704

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
(In thousands)	Recorded investment as of September 30, 2014	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2013	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$23,186	$19,362	$204	$19,871	$21,182	$334
Commercial real estate	21,303	35,458	862	41,009	41,642	844
Construction real estate:
SEPH commercial land and development	2,097	4,130	134	6,489	9,722	—
Remaining commercial	5,970	9,587	56	15,606	19,118	548
Residential real estate:
Commercial	23,640	29,632	825	34,477	35,531	357
Consumer	35	521	—	799	561	—
Total	$76,231	$98,690	$2,081	$118,251	$127,756	$2,083

The following tables present the aging of the recorded investment in past due loans as of September 30, 2014 and December 31, 2013 by class of loan.

	September 30, 2014
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$7,814	$8,640	$16,454	$796,240	$812,694
Commercial real estate	800	11,110	11,910	1,064,510	1,076,420
Construction real estate:
SEPH commercial land and development	—	2,071	2,071	160	2,231
Remaining commercial	—	147	147	128,608	128,755
Mortgage	526	77	603	31,614	32,217
Installment	53	—	53	7,600	7,653
Residential real estate:
Commercial	525	19,091	19,616	390,418	410,034
Mortgage	12,629	11,225	23,854	1,152,941	1,176,795
HELOC	644	539	1,183	217,153	218,336
Installment	461	593	1,054	28,537	29,591
Consumer	11,018	3,482	14,500	871,915	886,415
Leases	—	—	—	3,235	3,235
Total loans	$34,470	$56,975	$91,445	$4,692,931	$4,784,376
* Includes $1.8 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

	December 31, 2013
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$1,233	$13,275	$14,508	$814,003	$828,511
Commercial real estate	2,168	18,274	20,442	1,095,596	1,116,038
Construction real estate:
SEPH commercial land and development	—	4,242	4,242	1,606	5,848
Remaining commercial	—	3,463	3,463	107,642	111,105
Mortgage	264	75	339	31,639	31,978
Installment	207	14	221	7,351	7,572
Residential real estate:
Commercial	900	5,659	6,559	401,732	408,291
Mortgage	13,633	11,829	25,462	1,119,185	1,144,647
HELOC	571	402	973	213,462	214,435
Installment	696	436	1,132	32,841	33,973
Consumer	12,143	3,941	16,084	710,424	726,508
Leases	—	—	—	3,427	3,427
Total loans	$31,815	$61,610	$93,425	$4,538,908	$4,632,333
* Includes $1.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

 Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2014 and December 31, 2013 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans with grades of 1 to 4.5 (pass-rated) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2014 and December 31, 2013 for all commercial loans:

	September 30, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$3,444	$136	$23,243	$785,871	$812,694
Commercial real estate *	6,460	1,133	21,303	1,047,524	1,076,420
Construction real estate:
SEPH commercial land and development *	—	—	2,097	134	2,231
Remaining commercial	3,470	—	5,970	119,315	128,755
Residential real estate:
Commercial	1,412	540	23,640	384,442	410,034
Leases	—	—	—	3,235	3,235
Total Commercial Loans	$14,786	$1,809	$76,253	$2,340,521	$2,433,369
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

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the periods ended September 30, 2014 and September 30, 2013 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and nine-month periods ended September 30, 2014, Park removed the TDR classification on $0.9 million and $2.5 million, respectively, of loans that met the requirements discussed above. During the three-month and nine-month periods ended September 30, 2013, Park removed the TDR classification on $0.7 million and $3.6 million, respectively, of loans that met the requirements discussed above.

At September 30, 2014 and December 31, 2013, there were $46.8 million and $76.3 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2014 and December 31, 2013, $14.5 million and $50.6 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2014 and December 31, 2013, there were $17.2 million and $18.8 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At September 30, 2014 and December 31, 2013, Park had commitments to lend $2.7 million and $4.0 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at September 30, 2014 and December 31, 2013 was $2.5 million and $7.5 million, respectively. Modifications made in 2013 and 2014 were largely the result of renewals, extending the maturity date of the loan, at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $258,000 and $537,000 were recorded during the three-month and nine-month periods ended September 30, 2014, respectively, as a result of TDRs identified in 2014. Additional specific reserves of $474,000 and $745,000 were recorded during the three-month and nine-month periods ended September 30, 2013, respectively, as a result of TDRs identified in 2013.

The terms of certain other loans were modified during the nine-month periods ended September 30, 2014 and September 30, 2013 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2014 and September 30, 2013 of $443,000 and $541,000, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2014 and September 30, 2013 of $17.6 million and $19.6 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, as well as the recorded investment of these contracts at September 30, 2014 and September 30, 2013. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended September 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$776	$1,025	$1,801
Commercial real estate	2	—	622	622
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	312	312
Mortgage	11	508	356	864
HELOC	2	—	29	29
Installment	3	133	9	142
Consumer	87	415	344	759
Total loans	121	$1,832	$2,697	$4,529

	Three Months Ended September 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$2,806	$678	$3,484
Commercial real estate	9	—	5,671	5,671
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	15	—	15
Residential real estate:
Commercial	—	—	—	—
Mortgage	8	120	393	513
HELOC	6	129	—	129
Installment	5	52	41	93
Consumer	76	419	208	627
Total loans	112	$3,541	$6,991	$10,532
Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2014, $205,000 were on nonaccrual status as of December 31, 2013. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2013, $751,000 were on nonaccrual status as of December 31, 2012.

	Nine Months Ended September 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	24	$776	$1,065	$1,841
Commercial real estate	8	—	905	905
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	207	207
Mortgage	—	—	—	—
Installment	1	—	—	—
Residential real estate:
Commercial	4	—	333	333
Mortgage	31	749	1,104	1,853
HELOC	7	93	195	288
Installment	9	228	12	240
Consumer	246	726	460	1,186
Total loans	332	$2,572	$4,281	$6,853

	Nine Months Ended September 30, 2013
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	21	$2,813	$1,052	$3,865
Commercial real estate	16	—	6,635	6,635
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	403	—	403
Mortgage	—	—	—	—
Installment	3	15	24	39
Residential real estate:
Commercial	14	—	2,574	2,574
Mortgage	41	1,513	1,616	3,129
HELOC	13	222	—	222
Installment	12	118	75	193
Consumer	251	754	287	1,041
Total loans	373	$5,838	$12,263	$18,101

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2014, $1.0 million were on nonaccrual status as of December 31, 2013. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2013, $3.2 million were on nonaccrual status as of December 31, 2012.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$62	7	$554
Commercial real estate	—	—	4	634
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	194	3	2,293
Mortgage	18	1,205	21	1,645
HELOC	1	166	—	—
Installment	2	115	7	149
Consumer	54	486	58	328
Leases	—	—	—	—
Total loans	80	$2,228	100	$5,603

Of the $2.2 million in modified TDRs which defaulted during the three months ended September 30, 2014, $160,000 were accruing loans and $2.1 million were nonaccrual loans. Of the $5.6 million in modified TDRs which defaulted during the three months ended September 30, 2013, $376,000 were accruing loans and $5.2 million were nonaccrual loans.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	4	$111	12	$977
Commercial real estate	—	—	5	670
Construction real estate:
SEPH commercial land and development	—	—	1	14
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	1	11
Residential real estate:
Commercial	2	194	9	2,906
Mortgage	21	1,354	25	2,024
HELOC	1	166	—	—
Installment	3	118	7	149
Consumer	65	564	68	411
Leases	—	—	—	—
Total loans	96	$2,507	128	$7,162

Of the $2.5 million in modified TDRs which defaulted during the nine months ended September 30, 2014, $261,000 were accruing loans and $2.2 million were nonaccrual loans. Of the $7.2 million in modified TDRs which defaulted during the nine months ended September 30, 2013, $496,000 were accruing loans and $6.7 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and nine months ended September 30, 2014 and September 30, 2013 is summarized below.

	Three Months Ended September 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911
Charge-offs	874	463	11	623	2,014	—	3,985
Charge-offs upon transfer to held for sale	597	1,467	1,262	1,012	—	—	4,338
Recoveries	161	161	2,368	284	607	4	3,585
Net charge-offs/(recoveries)	1,310	1,769	(1,095)	1,351	1,407	(4)	4,738
Provision/(recovery)	136	1,136	(262)	1,678	1,817	(4)	4,501
Ending balance	$13,022	$10,429	$8,654	$14,846	$10,723	$—	$57,674

	Three Months Ended September 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,391	$11,025	$7,132	$14,647	$6,916	$—	$55,111
Charge-offs	3,297	457	100	725	709	—	5,288
Recoveries	216	358	4,026	620	353	—	5,573
Net charge-offs/(recoveries)	3,081	99	(3,926)	105	356	—	(285)
Provision/(recovery)	1,741	4,611	(4,704)	(942)	1,792	—	2,498
Ending balance	$14,051	$15,537	$6,354	$13,600	$8,352	$—	$57,894

	Nine Months Ended September 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	1,727	6,531	35	1,899	5,315	—	15,507
Charge-offs upon transfer to held for sale	597	1,467	1,262	1,012	—	—	4,338
Recoveries	755	4,074	8,342	1,877	1,981	6	17,035
Net charge-offs/(recoveries)	1,569	3,924	(7,045)	1,034	3,334	(6)	2,810
Provision/(recovery)	373	(1,546)	(5,246)	1,629	5,812	(6)	1,016
Ending balance	$13,022	$10,429	$8,654	$14,846	$10,723	$—	$57,674

	Nine Months Ended September 30, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$15,635	$11,736	$6,841	$14,759	$6,566	$—	$55,537
Charge-offs	6,781	1,533	1,771	2,047	3,503	—	15,635
Recoveries	1,133	620	5,874	5,260	1,604	1	14,492
Net charge-offs/(recoveries)	5,648	913	(4,103)	(3,213)	1,899	(1)	1,143
Provision/(recovery)	4,064	4,714	(4,590)	(4,372)	3,685	(1)	3,500
Ending balance	$14,051	$15,537	$6,354	$13,600	$8,352	$—	$57,894

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2014 and December 31, 2013, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2014 and December 31, 2013, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report).

The composition of the allowance for loan losses at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,652	$252	$1,951	$230	$35	$—	$4,120
Collectively evaluated for impairment	11,370	10,177	6,703	14,616	10,688	—	53,554
Total ending allowance balance	$13,022	$10,429	$8,654	$14,846	$10,723	$—	$57,674

Loan balance:
Loans individually evaluated for impairment	$23,186	$21,298	$8,067	$23,612	$35	$—	$76,198
Loans collectively evaluated for impairment	786,364	1,051,252	162,319	1,807,508	883,613	3,179	4,694,235
Total ending loan balance	$809,550	$1,072,550	$170,386	$1,831,120	$883,648	$3,179	$4,770,433

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	7.12%	1.18%	24.18%	0.97%	100.00%	—	5.41%
Loans collectively evaluated for impairment	1.45%	0.97%	4.13%	0.81%	1.21%	—	1.14%
Total	1.61%	0.97%	5.08%	0.81%	1.21%	—	1.21%

Recorded investment:
Loans individually evaluated for impairment	$23,186	$21,303	$8,067	$23,640	$35	$—	$76,231
Loans collectively evaluated for impairment	789,508	1,055,117	162,789	1,811,116	886,380	3,235	4,708,145
Total ending recorded investment	$812,694	$1,076,420	$170,856	$1,834,756	$886,415	$3,235	$4,784,376

	December 31, 2013
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,268	$5,496	$1,132	$555	$—	$—	$10,451
Collectively evaluated for impairment	10,950	10,403	5,723	13,696	8,245	—	49,017
Total ending allowance balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468

Loan balance:
Loans individually evaluated for impairment	$20,724	$41,816	$15,559	$33,406	$799	$—	$112,304
Loans collectively evaluated for impairment	804,708	1,070,457	140,557	1,764,475	722,934	3,404	4,506,535
Total ending loan balance	$825,432	$1,112,273	$156,116	$1,797,881	$723,733	$3,404	$4,618,839

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.77%	13.14%	7.28%	1.66%	—	—	9.31%
Loans collectively evaluated for impairment	1.36%	0.97%	4.07%	0.78%	1.14%	—	1.09%
Total	1.72%	1.43%	4.39%	0.79%	1.14%	—	1.29%

Recorded investment:
Loans individually evaluated for impairment	$20,727	$41,822	$15,559	$33,408	$799	$—	$112,315
Loans collectively evaluated for impairment	807,784	1,074,216	140,944	1,767,938	725,709	3,427	4,520,018
Total ending recorded investment	$828,511	$1,116,038	$156,503	$1,801,346	$726,508	$3,427	$4,632,333

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$18,303	$19,029	$59,749	$59,773
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,392,421	15,411,972	15,395,320	15,411,981
Effect of dilutive performance-based restricted stock units	21,243	—	18,305	—
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units)	15,413,664	15,411,972	15,413,625	15,411,981
Earnings per common share:
Basic earnings per common share	$1.19	$1.23	$3.88	$3.88
Diluted earnings per common share	$1.19	$1.23	$3.88	$3.88

On January 24, 2014, Park awarded 21,975 performance - based restricted stock units ("PBRSUs") to certain employees. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 21,243 common shares for the three months ended September 30, 2014 and 18,305 for the nine months ended September 30, 2014.

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

	Operating Results for the three months ended September 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$55,400	$1,838	$32	$(561)	$56,709
Provision for (recovery of) loan losses	6,527	425	(2,451)	—	4,501
Other income	18,415	—	892	89	19,396
Other expense	40,923	774	3,332	1,874	46,903
Income (loss) before income taxes	$26,365	$639	$43	$(2,346)	$24,701
Federal income taxes (benefit)	7,128	223	15	(968)	6,398
Net income (loss)	$19,237	$416	$28	$(1,378)	$18,303

Assets (as of September 30, 2014)	$6,915,442	$41,104	$53,025	$3,701	$7,013,272

	Operating Results for the three months ended September 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$52,348	$2,204	$(462)	$870	$54,960
Provision for (recovery of) loan losses	6,339	355	(4,196)	—	2,498
Other income	16,756	6	525	109	17,396
Other expense	39,860	730	2,270	1,855	44,715
Income (loss) before income taxes	$22,905	$1,125	$1,989	$(876)	$25,143
Federal income taxes (benefit)	5,656	394	696	(632)	6,114
Net income (loss)	$17,249	$731	$1,293	$(244)	$19,029

Assets (as of September 30, 2013)	$6,588,368	$50,047	$77,270	$(9,794)	$6,705,891

	Operating Results for the nine months ended September 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$163,789	$5,679	$(261)	$(1,457)	$167,750
Provision for (recovery of) loan losses	8,070	1,014	(8,068)	—	1,016
Other income	53,027	1	2,605	82	55,715
Other expense	125,213	2,361	9,266	5,957	142,797
Income (loss) before income taxes	$83,533	$2,305	$1,146	$(7,332)	$79,652
Federal income taxes (benefit)	22,500	807	401	(3,805)	19,903
Net income (loss)	$61,033	$1,498	$745	$(3,527)	$59,749

	Operating Results for the nine months ended September 30, 2013
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$156,819	$6,575	$(1,464)	$3,195	$165,125
Provision for (recovery of) loan losses	11,591	775	(8,866)	—	3,500
Other income	53,164	5	2,001	329	55,499
Other expense	120,592	2,326	9,523	4,942	137,383
Income (loss) before income taxes	$77,800	$3,479	$(120)	$(1,418)	$79,741
Federal income taxes (benefit)	20,289	1,218	(42)	(1,497)	19,968
Net income (loss)	$57,511	$2,261	$(78)	$79	$59,773

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2014 and 2013. The reconciling amounts for consolidated total assets for the periods ended September 30, 2014 and 2013 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2014 and December 31, 2013, respectively, Park had approximately $6.6 million and $1.7 million in mortgage loans held for sale. The contractual balance was $6.5 million and $1.6 million at September 30, 2014 and December 31, 2013, respectively. The gain expected upon sale was $89,000 and $28,000 at September 30, 2014 and December 31, 2013, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2014 or December 31, 2013.

During the three months ended September 30, 2014, Park transferred certain commercial loans held for investment, with a book balance of $22.0 million, to the loans held for sale portfolio. The transferred loans were recorded at the lower of cost or fair value, recording a charge-off in each instance where the fair value of an individual loan was deemed to be below the carrying cost at the time the loans were moved to the held for sale portfolio, with any gains deferred until the sale is finalized.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following table. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and nine months ended September 30, 2014, there were no investment securities deemed to be other-than-temporarily impaired. For the three and nine months ended September 30, 2013, Park recognized an other-than-temporary impairment charge of $17,000, related to an equity investment in a financial institution.

Investment securities at September 30, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,635	$—	$19,476	$551,159
U.S. Government sponsored entities' asset-backed securities	705,603	10,544	5,926	710,221
Other equity securities	1,120	1,465	—	2,585
Total	$1,277,358	$12,009	$25,402	$1,263,965

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	150,349	3,099	462	152,986
Total	$150,349	$3,099	$462	$152,986

 Securities with unrealized losses at September 30, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$—	$—	$551,159	$19,476	$551,159	$19,476
U.S. Government agencies' asset-backed securities	$—	$—	$189,116	$5,926	$189,116	$5,926
Total	$—	$—	$740,275	$25,402	$740,275	$25,402
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$65,552	$430	$3,342	$32	$68,894	$462

Investment securities at December 31, 2013, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$570,632	$—	$45,496	$525,136
U.S. Government sponsored entities' asset-backed securities	650,391	8,070	9,990	648,471
Other equity securities	1,120	1,539	—	2,659
Total	$1,222,143	$9,609	$55,486	$1,176,266

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized/ Unrecognized Holding Gains	Gross Unrealized/ Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivisions	$240	$1	$—	$241
U.S. Government sponsored entities' asset-backed securities	181,821	5,382	42	187,161
Total	$182,061	$5,383	$42	$187,402

Securities with unrealized losses at December 31, 2013, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$377,626	$29,256	$147,510	$16,240	$525,136	$45,496
U.S. Government sponsored entities' asset-backed securities	404,035	8,917	21,572	1,073	425,607	9,990
Total	$781,661	$38,173	$169,082	$17,313	$950,743	$55,486
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,781	$42	$—	$—	$5,781	$42

Management does not believe any of the unrealized losses at September 30, 2014 or December 31, 2013 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist primarily of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2014, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Treasury and sponsored entities' obligations:
Due one through five years	173,750	168,675	1.82%
Due five through ten years	396,885	382,484	2.43%
Total	$570,635	$551,159	2.24%

U.S. Government sponsored entities' asset-backed securities:	$705,603	$710,221	2.41%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Government sponsored entities' asset-backed securities	$150,349	$152,986	3.60%

The $551.2 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 8 to 13 years. Of the $551.2 million reported at September 30, 2014, $168.7 million were expected to be called and are shown in the table at their expected call date. The remaining average life of the investment portfolio is estimated to be 5.2 years.

There were no investment securities sold during the three-month period ended September 30, 2014. Investment securities with an amortized cost of $468,000 were sold at a gain of $20,000 during the nine-month period ended September 30, 2014. There were no sales of investment securities during the three-month and nine-month periods ended September 30, 2013.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	September 30, 2014	December 31, 2013
(In thousands)
Federal Home Loan Bank stock	$50,086	$59,031
Federal Reserve Bank stock	8,225	6,876
Total	$58,311	$65,907

During 2014, the FHLB elected to repurchase 89,460 shares of FHLB stock for $8.9 million. There was no gain or loss resulting from this transaction. Additionally during 2014, Park purchased 27,000 shares of FRB stock in order to maintain required stock levels. The FRB stock was purchased for a $1.4 million subscription.

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan replaces Park's 2005 Incentive Stock Option Plan (the "2005 Plan") and Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the "Directors' Stock Plan") which were terminated immediately following the approval of the 2013 Incentive Plan. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be granted. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At September 30, 2014, 567,475 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting.

Share-based compensation expense of $135,000 was recognized for the three-month period ended September 30, 2014 and $355,000 was recognized for the nine-month period ended September 30, 2014. No share-based compensation expense was recognized in 2013 as there were no outstanding awards held by employees.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the nine-month period ended September 30, 2014 and $12.6 million of contributions for the nine-month period ended September 30, 2013.

The following table shows the components of net periodic benefit (income) expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Service cost	$1,083	$1,204	$3,249	$3,612
Interest cost	1,144	1,056	3,432	3,168
Expected return on plan assets	(2,717)	(2,384)	(8,151)	(7,152)
Amortization of prior service cost	5	5	15	15
Recognized net actuarial loss	—	676	—	2,028
Benefit (income) expense	$(485)	$557	$(1,455)	$1,671

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.27 billion at September 30, 2014, compared to $1.33 billion at December 31, 2013 and $1.34 billion at September 30, 2013. At September 30, 2014, $7.6 million of the sold mortgage loans were sold with recourse compared to $10.7 million at December 31, 2013 and $11.5 million at September 30, 2013. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2014 and December 31, 2013, management had established reserves of $178,000 and $1.0 million, respectively, to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,662	$8,260	9,013	7,763
Additions	275	392	713	2,191
Amortization	(421)	(533)	(1,249)	(2,075)
Changes in valuation allowance	116	1,013	155	1,253
Carrying amount, net, end of period	$8,632	$9,132	$8,632	$9,132

Valuation allowance:
Beginning of period	$992	$2,084	1,031	2,324
Changes in valuation allowance	(116)	(1,013)	(155)	(1,253)
End of period	$876	$1,071	$876	$1,071

Servicing fees included in other service income were $0.8 million and $2.6 million for the three and nine months ended September 30, 2014, respectively, compared to $0.9 million and $2.7 million for the three and nine months ended September 30, 2013, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$551,159	$—	$551,159
U.S. Government sponsored entities’ asset-backed securities	—	710,221	—	710,221
Equity securities	1,824	—	761	2,585
Mortgage loans held for sale	—	6,621	—	6,621
Mortgage IRLCs	—	47	—	47

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$525,136	$—	$525,136
U.S. Government sponsored entities’ asset-backed securities	—	648,471	—	648,471
Equity securities	1,900	—	759	2,659
Mortgage loans held for sale	—	1,666	—	1,666
Mortgage IRLCs	—	61	—	61

Liabilities
Fair value swap	$—	$—	$135	$135

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2014 and 2013, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2014 and 2013

(In thousands)	Equity Securities	Fair value swap
Balance, at July 1, 2014	$747	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	14	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	(91)
Balance at September 30, 2014	$761	$(226)

Balance, at July 1, 2013	$795	$(135)
Total gains/(losses)
Included in earnings – realized	(17)	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(25)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2013	$753	$(135)

Level 3 Fair Value Measurements
Nine months ended September 30, 2014 and 2013

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	2	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	(91)
Balance at September 30, 2014	$761	$(226)

Balance, at January 1, 2013	$780	$(135)
Total gains/(losses)
Included in earnings – realized	(17)	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(10)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2013	$753	$(135)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Commercial loans held for sale: Commercial loans held for sale are carried at the lower of cost or fair value. Loans are evaluated quarterly with any subsequent fair value adjustments being recorded to a valuation allowance. Fair value is determined based on third party broker pricing resulting in a Level 3 classification.
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

Appraisals for both collateral dependent impaired loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are three types of appraisals, real estate appraisals, income approach appraisals, and lot development loan appraisals, received by the Company. These are discussed below:

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

•
Income approach appraisals typically incorporate the annual net operating income of the business divided by an appropriate capitalization rate, as determined by the appraiser. Management generally applies a 15% discount to income approach appraised values which management expects will cover all disposition costs (including selling costs).

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

Fair Value Measurements at September 30, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2014
Commercial loans held for sale	$—	$—	$13,976	$13,976
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$10,487	$10,487
Construction real estate:
SEPH commercial land and development	—	—	2,097	2,097
Remaining commercial	—	—	3,700	3,700
Residential real estate	—	—	1,293	1,293
Total impaired loans recorded at fair value	$—	$—	$17,577	$17,577

Mortgage servicing rights	$—	$2,980	$—	$2,980

OREO:
Commercial real estate	—	—	1,322	1,322
Construction real estate	—	—	8,017	8,017
Residential real estate	—	—	2,225	2,225
Total OREO	$—	$—	$11,564	$11,564

Fair Value Measurements at December 31, 2013 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2013
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$21,100	$21,100
Construction real estate:
SEPH commercial land and development	—	—	4,777	4,777
Remaining commercial	—	—	3,788	3,788
Residential real estate	—	—	4,154	4,154
Total impaired loans recorded at fair value	$—	$—	$33,819	$33,819

Mortgage servicing rights	$—	$2,259	$—	$2,259

OREO:
Commercial real estate	—	—	4,119	4,119
Construction real estate	—	—	11,041	11,041
Residential real estate	—	—	3,366	3,366
Total OREO	$—	$—	$18,526	$18,526

Commercial loans held for sale are carried at the lower of cost or fair value. At September 30, 2014, Park had $22.0 million of commercial loans held for sale. Of these, $14.0 million were held at fair value. The remaining $8.0 million were carried at cost as the fair value of the loans exceeds the book value for each individual credit. For the three and nine months ended September 30, 2014, expense related to commercial loans held for sale was $3.2 million which was recorded in the provision for loan losses prior to the transfer of the loans to held for sale classification.

The table below provides additional detail on those impaired loans which are recorded at fair value as well as the remaining impaired loan portfolio not included above. The remaining impaired loans consist of loans which are not collateral dependent as well as loans carried at cost as the fair value of the underlying collateral or the present value of expected future cash flows on each of the loans exceeded the book value for each respective credit.

	September 30, 2014
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$20,011	$32,117	$2,434	$17,577
Remaining impaired loans	56,220	12,457	1,686	54,534
Total impaired loans	$76,231	$44,574	$4,120	$72,111

	December 31, 2013
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$41,002	$48,952	$7,183	$33,819
Remaining impaired loans	71,313	14,320	3,268	68,045
Total impaired loans	$112,315	$63,272	$10,451	$101,864

The (income)/expense of credit adjustments related to impaired loans carried at fair value during the three and nine months ended September 30, 2014 was $(0.2) million and $2.3 million respectively. The expense of credit adjustments related to impaired loans carried at fair value during the three and nine months ended September 30, 2013 was $6.0 million and $8.1 million respectively.

MSRs totaled $8.6 million at September 30, 2014. Of this $8.6 million MSR carrying balance, $3.0 million was recorded at fair value and included a valuation allowance of $0.9 million. The remaining $5.6 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2014. At December 31, 2013, MSRs totaled $9.0 million. Of this $9.0 million MSR carrying balance, $2.3 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $6.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2013. Income related to MSRs carried at fair value during the three-month periods ended September 30, 2014 and 2013 was $116,000 and $1.0 million, respectively. Income related to MSRs carried at fair value during the nine-month periods ended September 30, 2014 and 2013 was $155,000 and $1.3 million, respectively.

Total OREO held by Park at September 30, 2014 and December 31, 2013 was $19.2 million and $34.6 million, respectively. Approximately 60% of OREO held by Park at September 30, 2014 and 53% at December 31, 2013 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2014 and December 31, 2013, OREO held at fair value, less estimated selling costs, amounted to $11.6 million and $18.5 million, respectively. The net expense related to OREO fair value adjustments was $0.9 million and $2.0 million for the three-month periods ended September 30, 2014 and 2013, respectively, and was $2.0 million and $2.2 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014 and December 31, 2013:

September 30, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$10,487	Sales comparison approach	Adj to comparables	0.0% - 96.0% (39.9%)
		Income approach	Capitalization rate	9.5% - 10.3% (9.5%)
		Cost approach	Accumulated depreciation	50.0% - 50.0% (50.0%)

Construction real estate:
SEPH commercial land and development	$2,097	Sales comparison approach	Adj to comparables	5.0% - 35.0% (17.5%)
		Bulk sale approach	Discount rate	10.8% - 10.8% (10.8%)

Remaining commercial	$3,700	Sales comparison approach	Adj to comparables	0.2% - 76.0% (42.4%)
		Bulk sale approach	Discount rate	10.0% - 22.0% (15.8%)

Residential real estate	$1,293	Sales comparison approach	Adj to comparables	0.0% - 120.6% (14.2%)
		Income approach	Capitalization rate	10.0% - 10.0% (10.0%)

Other real estate owned:
Commercial real estate	$1,322	Sales comparison approach	Adj to comparables	0.0% - 87.0% (31.4%)
		Income approach	Capitalization rate	8.4% - 10.0% (9.6%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$8,017	Sales comparison approach	Adj to comparables	0.0% - 119.0% (27.4%)
		Bulk sale approach	Discount rate	15.0% - 15.0% (15.0%)

Residential real estate	$2,225	Sales comparison approach	Adj to comparables	0.0% - 38.3% (9.9%)
		Income approach	Capitalization rate	6.8% - 7.8% (7.6%)

Loans held for sale	$13,976	Broker pricing	N/A	N/A

Balance at December 31, 2013
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$21,100	Sales comparison approach	Adj to comparables	0.0% - 109.0% (22.8%)
		Income approach	Capitalization rate	8.0% - 12.5% (9.1%)
		Cost approach	Accumulated depreciation	11.7% - 65.0% (37.1%)

Construction real estate:
SEPH commercial land and development	$4,777	Sales comparison approach	Adj to comparables	0.0% - 96.0% (13.9%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (14.9%)

Remaining commercial	$3,788	Sales comparison approach	Adj to comparables	0.0% - 40.0% (22.4%)
		Bulk sale approach	Discount rate	11.0% - 20.0% (18.0%)

Residential real estate	$4,154	Sales comparison approach	Adj to comparables	0.0% - 121.8% (14.9%)
		Income approach	Capitalization rate	7.8% - 10.0% (8.4%)

Other real estate owned:
Commercial real estate	$4,119	Sales comparison approach	Adj to comparables	0.0% - 140.0% (17.7%)
		Income approach	Capitalization rate	8.0% - 11.5% (9.6%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (80.0%)

Construction real estate	$11,041	Sales comparison approach	Adj to comparables	0.0% - 484.0% (36.2%)
		Bulk sale approach	Discount rate	13.0% - 14.0% (13.6%)

Residential real estate	$3,366	Sales comparison approach	Adj to comparables	0.0% - 273.0% (19.2%)
		Income approach	Capitalization rate	5.4% - 7.8% (7.4%)

The following methods and assumptions were used by Park in estimating its fair value disclosures for assets and liabilities not discussed above:

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

Off-balance sheet instruments: Fair values for Park’s loan commitments and standby letters of credit are based on the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The carrying amount and fair value are not material.

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

The fair value of financial instruments at September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$303,286	$303,286	$—	$—	$303,286
Investment securities	1,414,314	1,824	1,414,366	761	1,416,951
Accrued interest receivable - securities	4,267	—	4,267	—	4,267
Accrued interest receivable - loans	13,943	—	—	13,943	13,943
Loans held for sale	28,606	—	6,621	25,542	32,163

Mortgage IRLCs	47	—	47	—	47
Impaired loans carried at fair value	17,577	—	—	17,577	17,577
Other loans, net	4,695,135	—	—	4,704,517	4,704,517
Loans receivable, net	$4,712,759	$—	$47	$4,722,094	$4,722,141

Financial liabilities:
Noninterest bearing checking accounts	$1,175,991	$1,175,991	$—	$—	$1,175,991
Interest bearing transactions accounts	1,234,700	1,234,700	—	—	1,234,700
Savings accounts	1,278,222	1,278,222	—	—	1,278,222
Time deposits	1,434,770	—	1,437,708	—	1,437,708
Other	5,321	5,321	—	—	5,321
Total deposits	$5,129,004	$3,694,234	$1,437,708	$—	$5,131,942

Short-term borrowings	$268,718	$—	$268,718	$—	$268,718
Long-term debt	788,685	—	832,438	—	832,438
Subordinated debentures/notes	80,250	—	86,107	—	86,107
Accrued interest payable – deposits	1,293	14	1,279	—	1,293
Accrued interest payable – debt/borrowings	1,511	10	1,501	—	1,511

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2013
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$147,030	$147,030	$—	$—	$147,030
Investment securities	1,358,327	1,900	1,361,009	759	1,363,668
Accrued interest receivable - securities	4,840	—	4,840	—	4,840
Accrued interest receivable - loans	13,495	—	—	13,495	13,495
Loans held for sale	1,666	—	1,666	—	1,666

Mortgage IRLCs	61	—	61	—	61
Impaired loans carried at fair value	33,819	—	—	33,819	33,819
Other loans, net	4,525,491	—	—	4,531,680	4,531,680
Loans receivable, net	$4,559,371	$—	$61	$4,565,499	$4,565,560

Financial liabilities:
Noninterest bearing checking accounts	$1,193,553	$1,193,553	$—	—	$1,193,553
Interest bearing transactions accounts	1,145,525	1,145,525	—	—	1,145,525
Savings accounts	1,124,994	1,124,994	—	—	1,124,994
Time deposits	1,324,659	—	1,331,129	—	1,331,129
Other	1,263	1,263	—	—	1,263
Total deposits	$4,789,994	$3,465,335	$1,331,129	$—	$4,796,464

Short-term borrowings	$242,029	$—	$242,029	$—	$242,029
Long-term debt	810,541	—	860,963	—	860,963
Subordinated debentures/notes	80,250	—	83,140	—	83,140
Accrued interest payable – deposits	1,366	16	1,350	—	1,366
Accrued interest payable – debt/borrowings	1,535	4	1,531	—	1,535

Derivative financial instruments:
Fair value swap	$135	$—	$—	$135	$135

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2014 and 2013:

Three months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)
Other comprehensive loss before reclassifications	—	(2,905)	(2,905)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(2,905)	(2,905)
Ending balance at September 30, 2014	$(5,598)	$(8,706)	$(14,304)

Beginning balance at June 30, 2013	$(27,134)	$(13,300)	$(40,434)
Other comprehensive loss before reclassifications	—	(11,026)	(11,026)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Net current period other comprehensive loss	—	(11,015)	(11,015)
Ending balance at September 30, 2013	$(27,134)	$(24,315)	$(51,449)

Nine months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	21,128	21,128
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	21,115	21,115
Ending balance at September 30, 2014	$(5,598)	$(8,706)	$(14,304)

Beginning balance at December 31, 2012	$(27,134)	$9,616	$(17,518)
Other comprehensive loss before reclassifications	—	(33,942)	(33,942)
Amounts reclassified from accumulated other comprehensive loss	—	11	11
Net current period other comprehensive loss	—	(33,931)	(33,931)
Ending balance at September 30, 2013	$(27,134)	$(24,315)	$(51,449)

During the three-month period ended September 30, 2014, there were no reclassifications out of accumulated other comprehensive income. During the nine-month period ended September 30, 2014, there was $20,000 ($13,000 net of tax) reclassified out of accumulated other comprehensive income due to gains on the sale of available-for-sale securities. These gains were recorded within miscellaneous income on the Consolidated Condensed Statements of Income. During the three-month and nine-month periods ended September 30, 2013, there was $17,000 ($11,000 net of tax) reclassified out of accumulated other comprehensive income due to an other-than-temporary impairment charge on an available-for-sale security. This charge was recorded within miscellaneous expense on the Consolidated Condensed Statements of Income.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, and the uneven spread of positive impacts of the recovery on the economy, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may be worse or slower than expected which could adversely impact the demand for loan, deposit and other financial services as well as loan delinquencies and defaults; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet; changes in consumer spending, borrowing and saving habits; changes in unemployment; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including changes in laws and regulations concerning taxes, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the United States federal government, including interest rate policies of the Federal Reserve; the adequacy of our risk management program; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the Securities and Exchange Commission including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2013 Annual Report to Shareholders (the "2013 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Other real estate owned (“OREO”), property acquired through foreclosure, is recorded at estimated fair value less anticipated selling costs (net realizable value). If the net realizable value is below the carrying value of the loan on the date of transfer, the difference is charged to the allowance for loan losses. Subsequent declines in value, OREO devaluations, are reported as adjustments to the carrying amount of OREO and are expensed within other income. Gains or losses not previously recognized, resulting from the sale of OREO, are recognized within other income on the date of sale.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2014 and 2013

Summary Discussion of Results

Net income for the three months ended September 30, 2014 was $18.3 million, compared to $19.0 million for the third quarter of 2013. Diluted earnings per common share were $1.19 for the third quarter of 2014, compared to $1.23 for the third quarter of 2013. Weighted average diluted common shares outstanding were 15,413,664 for the three months ended September 30, 2014, compared to 15,411,972 weighted average diluted common shares for the third quarter of 2013.

Net income for the nine months ended September 30, 2014 was $59.7 million, compared to $59.8 million for the first nine months of 2013. Diluted earnings per common share were $3.88 for the first nine months of both 2014 and 2013. Weighted average diluted common shares outstanding were 15,413,625 for the nine months ended September 30, 2014, compared to 15,411,981 weighted average diluted common shares for the first nine months of 2013.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
PNB	$19,237	$22,189	$19,607	$61,033	$57,511	$75,594	$87,106
GFSC	416	478	604	1,498	2,261	2,888	3,550
Parent Company	(1,378)	(1,245)	(904)	(3,527)	79	(1,397)	195
Ongoing operations	$18,275	$21,422	$19,307	$59,004	$59,851	$77,085	$90,851
SEPH	28	405	312	745	(78)	142	(12,221)
Total Park	$18,303	$21,827	$19,619	$59,749	$59,773	$77,227	$78,630
Preferred dividends and accretion	—	—	—	—	—	—	3,425
Net income available to common shareholders	$18,303	$21,827	$19,619	$59,749	$59,773	$77,227	$75,205

The category “Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results, which also excludes the results of SEPH, to be reflective of the business of Park and its subsidiaries on a going forward basis. The discussion below provides some additional information regarding the segments that make up the “Ongoing operations”, followed by additional information on SEPH.

The Park National Bank (PNB)

The table below reflects the results for PNB for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
Net interest income	$55,400	$55,290	$53,099	$163,789	$156,819	$210,781	$221,758
Provision for (recovery of) loan losses	6,527	1,683	(140)	8,070	11,591	14,039	16,678
Other income	18,415	18,909	15,703	53,027	53,164	70,841	70,739
Other expense	40,923	41,979	42,311	125,213	120,592	165,665	156,516
Income before income taxes	$26,365	$30,537	$26,631	$83,533	$77,800	$101,918	$119,303
Federal income taxes	7,128	8,348	7,024	22,500	20,289	26,324	32,197
Net income	$19,237	$22,189	$19,607	$61,033	$57,511	$75,594	$87,106

Provision for (recovery of) loan losses of $6.5 million for the three months ended September 30, 2014 included a provision of $3.0 million related to loans moved to the held for sale portfolio in the current period. Management moved PNB loans with an outstanding book balance of $15.5 million to the held for sale portfolio as of September 30, 2014. During the third quarter management concluded that a sale of certain nonperforming loans was preferable to individual loan resolution, and thus moved those loans to loans held for sale. As a result of moving these loans to the held for sale portfolio, management recorded each of the loans at the lower of cost or fair value. U.S. GAAP requires management to record all loans held for sale at the lower of cost or fair value, recording a charge-off in each instance where fair value of an individual loan is deemed to be below the carrying cost at the time loans are moved to the held for sale portfolio and deferring any gains until the sale is finalized.

PNB results for the nine month period ended September 30, 2014 included $3.6 million in net loan recoveries, $1.25 million in other income from gain on OREO sales, and $1.22 million in legal expenses related to participations in legacy Vision Bank ("Vision") assets. For the three month period ended September 30, 2014, PNB recognized no net loan recoveries, no other income from gain on OREO sales, and $383,000 in legal expenses related to the participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of September 30, 2014, December 31, 2013 and September 30, 2013.

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013	% change from 12/31/13	% change from 9/30/13
Loans	$4,722,154	$4,557,740	$4,501,585	3.61%	4.90%
Allowance for loan losses	55,225	56,888	55,425	(2.92)%	(0.36)%
Net loans	4,666,929	4,500,852	4,446,160	3.69%	4.97%
Investment securities	1,470,394	1,421,937	1,387,259	3.41%	5.99%
Loans held for sale	22,096	1,666	6,571	N.M.	N.M.
Total assets	6,915,442	6,524,098	6,588,368	6.00%	4.96%
Average assets (1)	6,709,922	6,576,420	6,570,918	2.03%	2.12%
Return on average assets(2)	1.22%	1.15%	1.17%	6.09%	4.27%
(1) Average assets for the nine - month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the nine months ended September 30, 2014 and 2013.

Loans outstanding at September 30, 2014 of $4.72 billion represented an increase of $164 million, or 3.61% (4.82% annualized), compared to the loans outstanding of $4.56 billion at December 31, 2013. The $164 million increase in loans experienced at PNB in the first nine months of 2014 was related to growth in PNB's retained mortgage loan portfolio of approximately $37 million and in the consumer loan portfolio of approximately $158 million, offset by a decline in the commercial loan portfolio of approximately $31 million.

The $4.72 billion of loans at September 30, 2014 represented an increase of $221 million, or 4.90%, compared to the loans outstanding of $4.50 billion at September 30, 2013. The $221 million increase in loans experienced at PNB over the last twelve months was related to growth in PNB's retained mortgage loan portfolio of approximately $57 million and in the consumer loan portfolio of approximately $168 million, offset by a decline in the commercial loan portfolio of approximately $4 million.

PNB's allowance for loan losses decreased by $1.7 million, or 2.92%, to $55.2 million at September 30, 2014, compared to $56.9 million at December 31, 2013. Net charge-offs were $9.7 million, or annualized charge-offs of 0.28%, for the nine months ended September 30, 2014. Excluding the charge-offs in excess of previously established specific reserves related to the loans held for sale portfolio, portfolio net charge-offs were $6.7 million, or annualized charge-offs of 0.19%, for the nine months ended September 30, 2014. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding the credit metrics of PNB's loan portfolio.

Guardian Financial Services Company (GFSC)

The table below reflects the results for GFSC for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
Net interest income	$1,838	$1,863	$1,978	$5,679	$6,575	$8,741	$9,156
Provision for loan losses	425	315	274	1,014	775	1,175	859
Other income	—	—	1	1	5	11	—
Other expense	774	812	775	2,361	2,326	3,133	2,835
Income before income taxes	$639	$736	$930	$2,305	$3,479	$4,444	$5,462
Federal income taxes	223	258	326	807	1,218	1,556	1,912
Net income	$416	$478	$604	$1,498	$2,261	$2,888	$3,550

The table below provides certain balance sheet information and financial ratios for GFSC as of September 30, 2014, December 31, 2013 and September 30, 2013.

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013	% change from 12/31/13	% change from 9/30/13
Loans	$41,502	$47,228	$49,888	(12.12)%	(16.81)%
Allowance for loan losses	2,450	2,581	2,468	(5.08)%	(0.73)%
Net loans	39,052	44,647	47,420	(12.53)%	(17.65)%
Total assets	41,104	47,115	50,047	(12.76)%	(17.87)%
Average assets (1)	43,829	49,481	49,720	(11.42)%	(11.85)%
Return on average assets (2)	4.57%	5.84%	6.08%	(21.75)%	(24.84)%
(1) Average assets for the nine - month periods ended September 30, 2014 and 2013, and for the year ended December 31, 2013.
(2) Annualized for the nine months ended September 30, 2014 and 2013.

Park Parent Company

The table below reflects the results for Park's Parent Company for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
Net interest income (expense)	$(561)	$(494)	$(402)	$(1,457)	$3,195	$2,828	$4,742
Provision for loan losses	—	—	—	—	—	—	—
Other income (loss)	89	(114)	107	82	329	469	233
Other expense	1,874	1,992	2,091	5,957	4,942	7,520	6,585
Loss before income taxes	$(2,346)	$(2,600)	$(2,386)	$(7,332)	$(1,418)	$(4,223)	$(1,610)
Federal income tax benefit	(968)	(1,355)	(1,482)	(3,805)	(1,497)	(2,826)	(1,805)
Net income (loss)	$(1,378)	$(1,245)	$(904)	$(3,527)	$79	$(1,397)	$195

The net interest income (expense) for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income (expense) includes interest expense related to the $35.25 million and $30.00 million of subordinated notes issued by Park to accredited investors on December 23, 2009 and April 20, 2012, respectively. Management plans to redeem the $35.25 million of subordinated notes (plus accrued interest) on or after December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009. Management plans to redeem the subordinated notes with cash currently available at Park's Parent Company.

SEPH

The table below reflects the results for SEPH for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012. SEPH was formed in March 2011. Vision merged with and into SEPH, a non-bank subsidiary of Park, following the sale of the Vision business on February 16, 2012. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
Net interest income (expense)	$32	$(98)	$(195)	$(261)	$(1,464)	$(1,325)	$(341)
(Recovery of) Provision for loan losses	(2,451)	(3,258)	(2,359)	(8,068)	(8,866)	(11,799)	17,882
Other income (loss)	892	876	837	2,605	2,001	1,956	(736)
Gain on sale of Vision business	—	—	—	—	—	—	22,167
Other expense	3,332	3,413	2,521	9,266	9,523	12,211	22,032
Income (loss) before income taxes	$43	$623	$480	$1,146	$(120)	$219	$(18,824)
Federal income taxes (benefit)	15	218	168	401	(42)	77	(6,603)
Net income (loss)	$28	$405	$312	$745	$(78)	$142	$(12,221)
Net income (loss) excluding gain on sale of Vision business	$28	$405	$312	$745	$(78)	$142	$(26,630)

SEPH financial results for the first nine months of 2014 included net recoveries of $8.1 million. The net recoveries during the first nine months of 2014 consisted of charge-offs of $0.9 million, offset by recoveries of $9.0 million. Other income for the first nine months ended September 30, 2014 at SEPH of $2.6 million was related to net gains on the sale of OREO of $3.2 million offset by OREO devaluations of $652,000.

SEPH loans with an outstanding book balance of $6.5 million were moved to the loans held for sale portfolio as of September 30, 2014. During the third quarter management concluded that a sale of certain nonperforming loans was preferable to individual loan resolution, and thus moved those loans to loans held for sale. Similar to the PNB portfolio, the loans were moved to held for sale and recorded at the lower of cost or fair value, resulting in a charge-off and a subsequent provision for loan losses of $140,000 in the third quarter related to those loans where fair value was deemed to be below the carrying cost. Any gains associated with the sale of the SEPH loans held for sale portfolio are deferred until the sale is finalized.

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of September 30, 2014, December 31, 2013 and December 31, 2012, showing the decline in legacy Vision assets at SEPH over the past nine months and since 2012.

(In thousands)	SEPH 09/30/14	SEPH 12/31/13	SEPH 12/31/12	Change from 12/31/13	Change from 12/31/12
Nonperforming loans	$23,408	$36,108	$55,292	$(12,700)	$(31,884)
OREO	12,103	23,224	21,003	(11,121)	(8,900)
Loans held for sale	6,511	—	—	6,511	6,511
Total nonperforming assets	$42,022	$59,332	$76,295	$(17,310)	$(34,273)
Performing loans	$961	$1,907	$3,886	$(946)	$(2,925)
Total SEPH - Legacy Vision assets	$42,983	$61,239	$80,181	$(18,256)	$(37,198)

In addition to the SEPH assets listed above, PNB participations in legacy Vision assets totaled $10.9 million, $12.3 million and $19.2 million at September 30, 2014, December 31, 2013 and December 31, 2012, respectively.

Park National Corporation

The table below reflects the results for Park on a consolidated basis for the first, second and third quarters of 2014, for the first nine months of each of 2014 and 2013, and for the fiscal years ended December 31, 2013 and 2012.

(In thousands)	Q3 2014	Q2 2014	Q1 2014	Nine months YTD 2014	Nine months YTD 2013	2013	2012
Net interest income	$56,709	$56,561	$54,480	$167,750	$165,125	$221,025	$235,315
Provision for (recovery of) loan losses	4,501	(1,260)	(2,225)	1,016	3,500	3,415	35,419
Other income	19,396	19,671	16,648	55,715	55,499	73,277	70,236
Gain on sale of Vision business	—	—	—	—	—	—	22,167
Other expense	46,903	48,196	47,698	142,797	137,383	188,529	187,968
Income before income taxes	$24,701	$29,296	$25,655	$79,652	$79,741	$102,358	$104,331
Federal income taxes	6,398	7,469	6,036	19,903	19,968	25,131	25,701
Net income	$18,303	$21,827	$19,619	$59,749	$59,773	$77,227	$78,630
Net income excluding the gain on sale of Vision business	$18,303	$21,827	$19,619	$59,749	$59,773	$77,227	$64,221

Net Interest Income Comparison for the Third Quarter of 2014 and 2013

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income increased by $1.7 million, or 3.1%, to $56.7 million for the third quarter of 2014, compared to $55.0 million for the third quarter of 2013. See the discussion under the table below.

	Three months ended September 30, 2014		Three months ended September 30, 2013
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,768,253	4.80%	$4,539,685	4.95%
Taxable investments	1,406,677	2.54%	1,383,823	2.55%
Tax exempt investments	—	—%	667	6.98%
Money market instruments	185,899	0.25%	295,634	0.25%
Interest earning assets	$6,360,829	4.17%	$6,219,809	4.19%

Interest bearing deposits	$3,846,846	0.27%	$3,797,118	0.33%
Short-term borrowings	262,701	0.20%	254,432	0.20%
Long-term debt	867,432	3.30%	883,444	3.22%
Interest bearing liabilities	$4,976,979	0.79%	$4,934,994	0.84%
Excess interest earning assets	$1,383,850		$1,284,815
Net interest spread		3.38%		3.35%
Net interest margin		3.55%		3.52%

Average interest earning assets for the third quarter of 2014 increased by $141.0 million, or 2.3%, to $6,361 million, compared to $6,220 million for the third quarter of 2013. The average yield on interest earning assets decreased by 2 basis points to 4.17% for the third quarter of 2014, compared to 4.19% for the third quarter of 2013.

Average interest bearing liabilities for the third quarter of 2014 increased by $42 million, or 0.9%, to $4,977 million, compared to $4,935 million for the third quarter of 2013. The average cost of interest bearing liabilities decreased by 5 basis points to 0.79% for the third quarter of 2014, compared to 0.84% for the third quarter of 2013.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $228 million, or 5.0%, to $4,768 million for the three months ended September 30, 2014, compared to $4,540 million for the third quarter of 2013. Period end loan balances as of September 30, 2014 and 2013 were $4,770 million and $4,574 million, respectively. The average yield on the loan portfolio decreased by 15 basis points to 4.80% for the third quarter of 2014, compared to 4.95% for the third quarter of 2013. The decrease in the average yield on the loan portfolio over the twelve-month period was primarily due to an increase in the percentage of the loan portfolio associated with installment loans and 15-year, fixed rate mortgage loans.

The following table displays the average balance of the loan portfolio, the interest income earned on the loan portfolio and the tax equivalent yield on the loan portfolio for the past five quarters.

Quarter ended (In thousands)	Average balance of loan portfolio	Interest Income	Tax equivalent yield
September 30, 2013	$4,539,685	$56,337	4.95%
December 31, 2013	$4,594,974	$57,038	4.95%
March 31, 2014	$4,607,198	$54,753	4.84%
June 30, 2014	$4,678,483	$57,004	4.91%
September 30, 2014	$4,768,253	$57,492	4.80%

Park's total loans outstanding at September 30, 2014 were $4,770 million, compared to $4,619 million at December 31, 2013, an increase of $151 million, or an annualized 4.4%. Loan balances at Park's Ohio-based bank subsidiary, PNB, increased by $164 million, or an annualized 4.8%, to $4,722 million at September 30, 2014, compared to $4,558 million at December 31, 2013. Loan balances for PNB participations at SEPH decreased by $1.4 million, or an annualized 15.2%, to $10.9 million at September 30, 2014, compared to $12.3 million at December 31, 2013.

Net Interest Income Comparison for the First Nine Months of 2014 and 2013

Net interest income increased by $2.7 million, or 1.6%, to $167.8 million for the first nine months of 2014, compared to $165.1 million for the first nine months of 2013.

The following table compares the average balance and tax equivalent yield on interest earning assets and the average balance and cost of interest bearing liabilities for the first nine months of 2014 with the same period in 2013.

	Nine months ended September 30, 2014		Nine months ended September 30, 2013
(In thousands)	Average balance	Tax equivalent %	Average balance	Tax equivalent %
Loans	$4,685,235	4.85%	$4,487,756	5.05%
Taxable investments	1,428,144	2.60%	1,370,517	2.72%
Tax exempt investments	87	6.97%	1,173	7.09%
Money market instruments	168,066	0.25%	293,511	0.25%
Interest earning assets	$6,281,532	4.21%	$6,152,957	4.30%

Interest bearing deposits	$3,780,717	0.28%	$3,761,111	0.36%
Short-term borrowings	255,495	0.20%	244,127	0.22%
Long-term debt	867,431	3.30%	869,986	3.26%
Interest bearing liabilities	$4,903,643	0.81%	$4,875,224	0.87%
Excess interest earning assets	$1,377,889		$1,277,733
Net interest spread		3.40%		3.43%
Net interest margin		3.58%		3.61%

The net interest spread was 3.40% for the first nine months of 2014 and 3.43% for the same period of 2013. The net interest margin decreased by 3 basis points to 3.58% for the nine months ended September 30, 2014, compared to 3.61% for the first nine months of 2013.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Quarter ended (In thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
September 30, 2013	$6,219,809	$54,960	3.52%
December 31, 2013	$6,202,796	$55,900	3.59%
March 31, 2014	$6,238,321	$54,480	3.56%
June 30, 2014	$6,244,100	$56,561	3.65%
September 30, 2014	$6,360,829	$56,709	3.55%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the nine months ended September 30, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	$4,713,511	$1,848,880	$78,593	$6,640,984
Percentage of total earning assets	70.98%	27.84%	1.18%	100.00%
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - first nine months	$4,685,235	$1,428,231	$168,066	$6,281,532
Percentage of total earning assets	74.59%	22.74%	2.67%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first nine months of 2014 was $4,685 million, compared to $4,515 million for all of 2013, an increase of $170 million or 3.8%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the nine months ended September 30, 2014 and for the fiscal years ended December 31, 2013, 2012 and 2011.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2011 - year	5.60%	3.76%	0.23%	5.03%
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - first nine months	4.85%	2.60%	0.25%	4.21%

Credit Metrics and Provision for (Recovery of) Loan Losses

Park recorded a provision for loan losses in the amount of $4.5 million for the three months ended September 30, 2014, compared to a provision for loan losses in the amount of $2.5 million for the same period in 2013. Net loan charge-offs for Park were $4.7 million for the third quarter of 2014, compared to net recoveries of $285,000 for the third quarter of 2013. Park's annualized ratio of net loan charge-offs to average loans was 0.39% for the three months ended September 30, 2014, compared to net loan recoveries to average loans of 0.02% for the same period in 2013. As discussed in the "Financial Results by Segment" section, PNB and SEPH moved loans with an outstanding balance of $15.5 million and $6.5 million, respectively, to loans held for sale during the third quarter. While Park's provision for loan losses in the third quarter totaled $4.5 million, $3.2 million of this was due to provisions recognized solely due to the loans transferred to the loans held for sale portfolio being recorded at the lower of cost or market. Excluding the incremental charge-offs in excess of the specific reserves previously established against those loans transferred to the loans held for sale portfolio, net charge-offs were $1.5 million, or annualized charge-offs of 0.13% for the three months ended September 30, 2014.

Park recorded a provision for loan losses in the amount of $1.0 million for the nine months ended September 30, 2014, compared to a provision for loan losses in the amount of $3.5 million for the same period in 2013. Net loan charge-offs for Park were $2.8 million for the first nine months of 2014, compared to net loan charge-offs of $1.1 million for the first nine months of 2013. Park's annualized ratio of net loan charge-offs to average loans was 0.08% for the nine months ended September 30, 2014, compared to 0.03% for the same period in 2013. Excluding the incremental charge-offs in excess of specific reserves previously established against those loans transferred to the loans held for sale portfolio, there were net recoveries of $354,000 or annualized recoveries of 0.01% for the nine months ended September 30, 2014.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $9.1 million for the nine months ended September 30, 2014 and $12.4 million for the same period in 2013. Net loan charge-offs for PNB and Guardian totaled $10.9 million for the first nine months of 2014, compared to $10.0 million for the same period in 2013. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.31% for the nine months ended September 30, 2014, compared to 0.30% for the same period in 2013. Excluding the incremental charge-offs in excess of specific reserves previously established against those loans transferred to the loans held for sale portfolio, there were annualized net charge-offs of 0.23% for the nine months ended September 30, 2014.

SEPH recorded a recovery of loan losses of $8.1 million for the nine months ended September 30, 2014, compared to $8.9 million for the same period in 2013.

On February 16, 2012, when Vision merged with and into SEPH, the loans then held by Vision were transferred to SEPH by operation of law at their fair value and no allowance for loan loss is carried at SEPH. The loans included in both the performing and nonperforming portfolios have been charged down to their fair value. The table below provides additional information for SEPH regarding charge-offs as a percentage of unpaid principal balance, as of September 30, 2014.

SEPH - Retained Vision Loan Portfolio

(In thousands)	Unpaid Principal Balance	Aggregate Charge-Offs	Net Book Balance	Charge-off Percentage
Nonperforming loans (including loans held for sale)	$61,561	$31,642	$29,919	51.40%
Performing loans	1,053	92	961	8.74%
Total SEPH loan exposure	$62,614	$31,734	$30,880	50.68%

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

The following table provides additional information related to Park’s allowance for loan losses, including information related to specific reserves and general reserves, at September 30, 2014, December 31, 2013 and September 30, 2013.

Park National Corporation - Allowance for Loan Losses
(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Total allowance for loan losses	$57,674	$59,468	$57,894
Specific reserves	4,120	10,451	9,297
General reserves	$53,554	$49,017	$48,597

Total loans	$4,770,433	$4,618,839	$4,566,966
Impaired commercial loans	76,198	112,304	118,225
Non-impaired loans	$4,694,235	$4,506,535	$4,448,741

Total allowance for loan losses to total loan ratio	1.21%	1.29%	1.27%
General reserves as a % of non-impaired loans	1.14%	1.09%	1.09%

As the table above shows, specific reserves were $4.1 million at September 30, 2014, a decrease of $6.4 million, compared to $10.5 million at December 31, 2013. The decline in specific reserves was largely related to the second quarter 2014 charge-off of approximately $4.7 million related to one loan relationship, which previously had a specific reserve of $4.8 million that was established in the third quarter of 2013, and charge-offs of $1.2 million related to the specific reserves previously established against loans that are now classified as loans held for sale. General reserves for Park’s ongoing operations increased to $53.6 million at September 30, 2014, an increase of $4.6 million, or 9.4%, compared to $49.0 million at December 31, 2013. The general reserve as a percentage of performing loans increased to 1.14% at September 30, 2014, compared to 1.09% at December 31, 2013. The increase in general reserves was primarily due to additional reserves established in the consumer loan portfolio, as this portfolio of loans has experienced significant growth through the first nine months of 2014.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) loans held for sale; and (5) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at September 30, 2014, December 31, 2013 and September 30, 2013.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$100,471	$135,216	$136,470
Accruing TDRs	17,135	18,747	24,398
Loans past due 90 days or more	1,787	1,677	1,654
Total nonperforming loans	$119,393	$155,640	$162,522
Commercial loans held for sale	21,985	—	—
Total nonperforming loans, including held for sale	$141,378	$155,640	$162,522

OREO – PNB	7,082	11,412	13,019
OREO – SEPH	12,103	23,224	22,393
Total nonperforming assets	$160,563	$190,276	$197,934

Percentage of nonaccrual loans to total loans	2.11%	2.93%	2.99%
Percentage of nonperforming loans to total loans	2.50%	3.37%	3.56%
Percentage of nonperforming assets to total loans	3.37%	4.12%	4.33%
Percentage of nonperforming assets to total assets	2.29%	2.87%	2.95%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At September 30, 2014, management deemed it appropriate to have $17.1 million of TDRs on accrual status, while the remaining $59.4 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month and nine-month periods ended September 30, 2014, Park removed the TDR classification on $0.9 million and $2.5 million, respectively, of loans that met the requirements discussed above. During both the three-month and nine-month periods ended September 30, 2013, Park removed the TDR classification on $728,000 and $3.6 million, respectively of loans that met the requirements discussed above.

Nonperforming assets for PNB and GFSC, and for SEPH as of September 30, 2014, December 31, 2013 and September 30, 2013 were as reported in the following two tables:

PNB and GFSC - Nonperforming Assets

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$77,160	$99,108	$97,122
Accruing TDRs	17,038	18,747	24,398
Loans past due 90 days or more	1,787	1,677	1,654
Total nonperforming loans	$95,985	$119,532	$123,174
Commercial loans held for sale	15,475	—	—
Total nonperforming loans, including held for sale	$111,460	$119,532	$123,174

OREO – PNB	7,082	11,412	13,019
Total nonperforming assets	$118,542	$130,944	$136,193

Percentage of nonaccrual loans to total loans	1.63%	2.16%	2.14%
Percentage of nonperforming loans to total loans	2.02%	2.61%	2.72%
Percentage of nonperforming assets to total loans	2.50%	2.86%	3.01%
Percentage of nonperforming assets to total assets	1.71%	2.00%	2.06%

SEPH - Nonperforming Assets

(In thousands)	September 30, 2014	December 31, 2013	September 30, 2013
Nonaccrual loans	$23,311	$36,108	$39,348
Accruing TDRs	97	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$23,408	$36,108	$39,348
Commercial loans held for sale	6,511	—	—
Total nonperforming loans, including held for sale	$29,919	$36,108	$39,348

OREO – SEPH	12,103	23,224	22,393
Total nonperforming assets	$42,022	$59,332	$61,741

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

As of September 30, 2014, Park had taken partial charge-offs of approximately $44.6 million related to the $76.2 million of commercial loans considered to be impaired, compared to charge-offs of approximately $63.3 million related to the $112.3 million of impaired commercial loans at December 31, 2013. The table below provides additional information related to the Park impaired commercial loans at September 30, 2014, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at September 30, 2014

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$48,364	$5,711	$42,653	$4,120	$38,533	79.67%
PNB participations in VB loans	25,524	14,666	10,858	—	10,858	42.54%
SEPH - loans	46,885	24,198	22,687	—	22,687	48.39%
PRK totals	$120,773	$44,575	$76,198	$4,120	$72,078	59.68%

A significant portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well-defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s annualized 60-month loss experience for the period ended December 31, 2013, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.66% of the principal balance of these loans. This annualized 60-month loss experience included only the performance of the PNB loan portfolio. The allowance for loan losses related to performing commercial loans was $32.8 million or 1.39% of the outstanding principal balance of accruing commercial loans at September 30, 2014.

The overall reserve of 1.39% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.34%; special mention commercial loans are reserved at 6.26%; and substandard commercial loans are reserved at 6.60%. At September 30, 2014, the coverage period within the commercial portfolio was approximately 2.43 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 60-month loss experience of 0.59% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 60 months, through December 31, 2013. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At September 30, 2014, the coverage period within the consumer portfolio was approximately 1.83 years.

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

Total Other Income

Total other income increased by $2.0 million to $19.4 million for the quarter ended September 30, 2014, compared to $17.4 million for the third quarter of 2013. For the nine months ended September 30, 2014, total other income increased by $216,000 to $55.7 million, compared to $55.5 million for the same period in 2013.

The following table is a summary of the changes in the components of total other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Change	2014	2013	Change
Income from fiduciary activities	$4,734	$4,139	$595	$14,100	$12,543	$1,557
Service charges on deposits	4,171	4,255	(84)	11,772	12,147	(375)
Other service income	2,450	3,391	(941)	6,895	10,728	(3,833)
Checkcard fee income	3,431	3,326	105	10,137	9,625	512
Bank owned life insurance income	1,420	1,311	109	3,708	3,767	(59)
OREO valuation adjustments	(935)	(2,030)	1,095	(2,026)	(2,229)	203
Gain on sale of OREO, net	2,149	895	1,254	5,458	2,752	2,706
Miscellaneous	1,976	2,109	(133)	5,671	6,166	(495)
Total other income	$19,396	$17,396	$2,000	$55,715	$55,499	$216

The following table breaks out the change in total other income for the three and nine months ended September 30, 2014 compared to September 30, 2013 between Park’s Ohio-based operations and SEPH/Vision Bank.

	Three months ended September 30 change from 2013 to 2014			Nine months ended September 30 change from 2013 to 2014
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$595	$—	$595	$1,557	$—	$1,557
Service charges on deposits	(84)	—	(84)	(375)	—	(375)
Other service income	(941)	—	(941)	(3,833)	—	(3,833)
Checkcard fee income	105	—	105	512	—	512
Bank owned life insurance income	109	—	109	(59)	—	(59)
OREO valuation adjustments	1,233	(138)	1,095	567	(364)	203
Gain on sale of OREO, net	775	479	1,254	1,788	918	2,706
Miscellaneous	(158)	25	(133)	(544)	49	(495)
Total other income	$1,634	$366	$2,000	$(387)	$603	$216

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $595,000, or 14.4%, to $4.7 million for the three months ended September 30, 2014, compared to $4.1 million for the same period in 2013. Fiduciary fee income increased by $1.6 million, or 12.4%, to $14.1 million for the nine months ended September 30, 2014, compared to $12.5 million for the same period in 2013. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2014 was $4,206 million, an increase of approximately 11.9% compared to the average for the nine months ended September 30, 2013 of $3,753 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income decreased by $941,000, or 27.7%, to $2.5 million for the three months ended September 30, 2014, compared to $3.4 million for the same period in 2013. Other service income decreased $3.8 million, or 35.7%, to $6.9 million for the nine months ended September 30, 2014, compared to $10.7 million for the same period in 2013. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category. As long-term interest rates increased over the past twelve months, the volume of refinance activity of mortgage loans has declined significantly.

OREO devaluations improved by $1.2 million in Ohio for the third quarter of 2014 compared to the same period in 2013 due to several write downs of property in the third quarter of 2013.

For the three months ended September 30, 2014, gain on the sale of OREO, net increased by $1.3 million to $2.1 million, compared to $895,000 for the same period in 2013. For the nine months ended September 30, 2014, gain on the sale of OREO, net increased by $2.7 million to $5.5 million, compared to $2.8 million for the same period in 2013. Through the first nine months of 2014, total OREO sales were $26.6 million, related to properties that had a book value of $21.1 million. For the first nine months of 2013, total OREO sales were $18.3 million, related to properties that had a book value of $15.5 million.

Total Other Expense

The following table is a summary of the changes in the components of total other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2014	2013	Change	2014	2013	Change
Salaries and employee benefits	$26,243	$25,871	$372	$77,443	$75,183	$2,260
Occupancy expense	2,339	2,348	(9)	7,628	7,389	239
Furniture and equipment expense	2,870	2,639	231	8,862	8,227	635
Data processing fees	1,281	1,042	239	3,516	3,110	406
Professional fees and services	6,934	5,601	1,333	21,385	17,345	4,040
Marketing	1,087	863	224	3,211	2,664	547
Insurance	1,396	1,174	222	4,310	3,814	496
Communication	1,304	1,268	36	3,940	4,301	(361)
State taxes	(350)	929	(1,279)	1,550	2,785	(1,235)
OREO expense	244	687	(443)	1,829	2,168	(339)
Miscellaneous	3,555	2,293	1,262	9,123	10,397	(1,274)
Total other expense	$46,903	$44,715	$2,188	$142,797	$137,383	$5,414

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2014, compared to September 30, 2013 between Park’s Ohio-based operations and SEPH/Vision.

	Three months ended September 30 change from 2013 to 2014			Nine months ended September 30 change from 2013 to 2014
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries and employee benefits	$464	$(92)	$372	$2,539	$(279)	$2,260
Occupancy expense	(8)	(1)	(9)	243	(4)	239
Furniture and equipment expense	231	—	231	647	(12)	635
Data processing fees	239	—	239	406	—	406
Professional fees and services	448	885	1,333	2,482	1,558	4,040
Marketing	224	—	224	547	—	547
Insurance	219	3	222	487	9	496
Communication	36	—	36	(361)	—	(361)
State taxes	(1,309)	30	(1,279)	(1,274)	39	(1,235)
OREO expense	(393)	(50)	(443)	(506)	167	(339)
Miscellaneous	976	286	1,262	461	(1,735)	(1,274)
Total other expense	$1,127	$1,061	$2,188	$5,671	$(257)	$5,414

Salaries and employee benefits increased by $372,000, or 1.4%, to $26.2 million for the three months ended September 30, 2014, compared to $25.9 million for the same period in 2013. Salaries and employee benefits increased by $2.3 million, or 3.0%, to $77.4 million for the nine months ended September 30, 2014, compared to $75.2 million for the same period in 2013. The increase through the first nine months of 2014 was largely related to increased medical insurance expense in Park's Ohio-based operations.

Professional fees and services increased by $1.3 million, or 23.8%, to $6.9 million for the three months ended September 30, 2014, compared to $5.6 million for the same period in 2013. Professional fees and services increased by $4.0 million, or 23.3%, to $21.4 million for the nine months ended September 30, 2014, compared to $17.3 million for the same period in 2013. The increase through the first nine months of 2014 is primarily related to ongoing legal and professional fees related to legacy Vision Bank credits, specifically those participated at PNB. Professional fees and services for the Ohio-based operations increased by $448,000 and $2.5 million for the three-month and nine-month periods ended September 30, 2014, respectively. A portion of this increase, $383,000 and $1.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, related to PNB participations in SEPH loans.

State taxes decreased by $1.3 million, to a net credit of $350,000 for the three months ended September 30, 2014, compared to an expense of $929,000 for the same period in 2013. State taxes decreased $1.2 million, or 44.3%, to $1.6 million for the nine months ended September 30, 2014, compared to $2.8 million for the same period in 2013. The decrease was due to the reversal of an accrual previously established for the 2012 and 2013 state tax years which are now closed.
OREO expense for both the three-month and nine-month periods ended September 30, 2014 continued to decline compared to the same periods in 2013. The OREO balance has declined from $34.6 million at December 31, 2013 to $19.2 million at September 30, 2014.
Miscellaneous expense increased by $1.3 million, or 55.0%, to $3.6 million for the three months ended September 30, 2014, compared to $2.3 million for the same period in 2013. Miscellaneous expense decreased $1.3 million, or 12.3%, to $9.1 million, for the nine months ended September 30, 2014, compared to $10.4 million for the same period in 2013. The balance in 2013 for both the three-month and nine-month period included $1.9 million related to the establishment of reserves for litigation.

The table below provides information related to total other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2013 and 2014 to date.

Other Expense - Quarterly 2013 and 2014
	PNB	GFSC	All Other	SEPH	Total PRK
Q1 2013	$40,324	$786	$1,644	$3,344	$46,098
Q2 2013	40,408	810	1,443	3,909	46,570
Q3 2013	39,860	730	1,855	2,270	44,715
Q4 2013	45,073	807	2,578	2,688	51,146
Total 2013	$165,665	$3,133	$7,520	$12,211	$188,529

Q1 2014	$42,311	$775	$2,091	$2,521	$47,698
Q2 2014	$41,979	$812	$1,992	$3,413	$48,196
Q3 2014	$40,923	$774	$1,874	$3,332	$46,903
YTD 2014	$125,213	$2,361	$5,957	$9,266	$142,797

Income Tax

Federal income tax expense was $6.4 million for the third quarter of 2014, compared to $6.1 million for the third quarter of 2013. The effective federal income tax rate for the third quarter of 2014 was 25.9%, compared to 24.3% for the same period in 2013. Federal income tax expense was $19.9 million for the first nine months of 2014, compared to $20.0 million for the same period of 2013. The effective federal income tax rate for both the first nine months of 2014 and 2013 was 25.0%. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, low income housing tax credits, bank owned life insurance income, and dividends paid on shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2014 year will be approximately $10 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2014 and December 31, 2013

Changes in Financial Condition and Liquidity

Total assets increased by $375 million, or 5.6%, to $7,013 million at September 30, 2014, compared to $6,638 million at December 31, 2013. This increase reflected primarily the following:

•	Total investment securities increased by $49 million, or 3.4%, to $1,473 million at September 30, 2014, compared to $1,424 million at December 31, 2013.

•	Money market instruments, included in cash and cash equivalents, increased by $184 million to $202 million at September 30, 2014, compared to $18 million at December 31, 2013.

•	Loan balances increased by $151 million to $4,770 million at September 30, 2014, compared to $4,619 million at December 31, 2013.

Total liabilities increased by $338 million, or 5.6%, during the first nine months of 2014 to $6,325 million at September 30, 2014, from $5,987 million at December 31, 2013. This increase reflected primarily the following:

•
Total deposits increased by $339 million, or 7.1%, to $5,129 million at September 30, 2014, compared to $4,790 million at December 31, 2013. The increase in deposits in the first nine months of 2014 was largely related to an increase in interest bearing transaction accounts, savings and time deposit accounts.

•
Short-term borrowings increased by $27 million, or 11.1%, to $269 million at September 30, 2014, from $242 million at December 31, 2013. Long-term borrowings, including subordinated debentures and notes, decreased by $22 million or 2.5% to $869 million at September 30, 2014, compared to $891 million at December 31, 2013.

Total shareholders’ equity increased by $36.3 million, or 5.6%, to $688.0 million at September 30, 2014, from $651.7 million at December 31, 2013.

•	Retained earnings increased by $16.3 million during the period as a result of net income of $59.7 million, offset by common share dividends of $43.4 million.

•
Accumulated other comprehensive loss decreased by $21.1 million to a loss of $14.3 million at September 30, 2014, compared to a loss of $35.4 million at December 31, 2013. This improvement in the accumulated other comprehensive loss was related to a $21.1 million unrealized net holding gain (net of taxes) in the investment portfolio as a result of the mark-to-market treatment of available-for-sale securities for the first nine months of 2014.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 68.02% at September 30, 2014, compared to 69.58% at December 31, 2013 and 68.10% at September 30, 2013. Cash and cash equivalents were $303.3 million at September 30, 2014, compared to $147.0 million at December 31, 2013 and $314.9 million at September 30, 2013. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Each of total shareholders’ equity and common equity at September 30, 2014 was $688.0 million, or 9.8% of total assets, compared to $651.7 million, or 9.8% of total assets, at December 31, 2013 and $632.7 million, or 9.4% of total assets, at September 30, 2013.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. The minimum leverage capital ratio (defined as shareholders’ equity less intangible assets divided by tangible assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 5%. Park’s leverage ratio was 9.44% at September 30, 2014 and 9.48% at December 31, 2013. The minimum Tier 1 risk-based capital ratio (defined as leverage capital divided by risk-adjusted assets) is 4% and the well capitalized ratio (PNB only) is greater than or equal to 6%. Park’s Tier 1 risk-based capital ratio was 13.22% at September 30, 2014 and 13.27% at December 31, 2013. The minimum total risk-based capital ratio (defined as leverage capital plus supplemental capital divided by risk-adjusted assets) is 8% and the well capitalized ratio (PNB only) is greater than or equal to 10%. Park’s total risk-based capital ratio was 15.76% at September 30, 2014 and 15.91% at December 31, 2013.

PNB met each of the well capitalized ratio guidelines at September 30, 2014. The following table indicates the capital ratios for PNB and Park at September 30, 2014.

	Leverage	Tier 1 Risk-Based	Total Risk-Based
The Park National Bank	7.11%	10.01%	11.70%
Park National Corporation	9.44%	13.22%	15.76%
Minimum capital ratio	4.00%	4.00%	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2013 Annual Report (Table 31) for disclosure concerning contractual obligations and commitments at December 31, 2013. There were no significant changes in contractual obligations and commitments during the first nine months of 2014. Park issued $35.25 million and $30.00 million of subordinated notes to accredited investors on December 23, 2009 and April 20, 2012, respectively. Management plans to redeem the $35.25 million of subordinated notes (plus accrued interest) on or after December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009. Management plans to redeem the subordinated notes with cash currently available at Park’s Parent Company.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2014	December 31, 2013
Loan commitments	$890,771	$821,795
Standby letters of credit	$14,436	$20,590

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

On page 40 (Table 30) of Park’s 2013 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $367 million or 6.05% of interest earning assets at December 31, 2013. At September 30, 2014, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $348 million or 5.36% of interest earning assets.

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

On page 41 of Park’s 2013 Annual Report, management reported that at December 31, 2013, the earnings simulation model projected that net income would decrease by 1.4% using a rising interest rate scenario and decrease by 10.3% using a declining interest rate scenario over the next year. At September 30, 2014, the earnings simulation model projected that net income would decrease by 1.25% using a rising interest rate scenario and would decrease by 9.26% in a declining interest rate scenario. The decline in net income in both the increasing and the decreasing interest rate scenarios is due to the balance of loans that are currently indexed to an interest rate “floor”.  Therefore, in a rising interest rate scenario, a portion of the loan portfolio will not experience an increase in interest income until interest rates on those loans move through the “floor” established in individual loan agreements, while deposit assumptions reflect increasing rates paid on deposits in such a scenario. At September 30, 2014, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2014, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2014	—	—	—	569,950
August 1 through August 31, 2014	—	—	—	569,950
September 1 through September 30, 2014	—	—	—	569,950
Total	—	—	—	569,950

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2014 and 2013 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: October 28, 2014	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: October 28, 2014	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer