Form 10-K
period 2014-12-31
PARK NATIONAL CORP /OH/
filed 2015-02-24
CIK 805676

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2014, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,137,557,054 based on the closing sale price as reported on NYSE MKT LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2015

Common Shares, without par value	15,370,891 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2014 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2015	Part III

Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
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
Banking Operations
Throughout the fiscal year ended December 31, 2014 (“Fiscal 2014”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
Park National Bank is a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Fayette, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas and Warren Counties in Ohio.

Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio communities. Park National Bank operates 116 banking offices in Ohio through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) the Richland Bank Division headquartered in Mansfield, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (vi) the Farmers Bank Division headquartered in Loudonville, Ohio; (vii) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (viii) the Second National Bank Division headquartered in Greenville, Ohio; (ix) the Security National Bank Division headquartered in Springfield, Ohio; (x) the Unity National Bank Division headquartered in Piqua, Ohio; and (xi) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio.

Park National Bank, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH") comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2014 is included in Note 25 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank operated 116 banking offices and a network of 141 automated teller machines. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable segment information included in Note 25 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report.

Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had five financial service offices spanning five counties in Ohio: Clark, Fairfield, Franklin, Licking and Montgomery. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable segment information included in Note 25 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report.
SE Property Holdings, LLC
SEPH is a limited liability company, organized in 2011 under the laws of the State of Ohio, and a direct subsidiary of Park. The initial purpose of SEPH was to purchase other real estate owned (“OREO”) from Vision Bank, a bank subsidiary of Park until February 16, 2012, and continue to market such properties for sale. By letter dated January 30, 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) authorized Park to engage in the business of extending credit through SEPH. As a result, SEPH is permitted to engage in lending activities and was able to succeed to the rights and obligations of Vision Bank in respect of the loans held by Vision Bank when Vision Bank merged into SEPH on February 16, 2012 (the "Vision Bank-SEPH merger"). SEPH has operations in Ohio, with the sole purpose of such operations being to sell OREO in an effective and efficient manner and work out or sell problem loan situations with the respective borrowers.
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable segment information included in Note 25 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report.
Scope Leasing, Inc.
Scope Leasing, Inc. (which does business as “Scope Aircraft Finance”), a subsidiary of Park National Bank, specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. Scope Aircraft Finance serves customers throughout the United States of America (the “United States”) and Canada.
Title Agency Subsidiary
Park holds 80% of the ownership interest of Park Title Agency, LLC. (“Park Title Agency”). Effective May 9, 2014, Park acquired a 49% ownership interest in Park Title Agency from Park National Bank for $316,129 and a 31% ownership interest in Park Title Agency from the other member (which is not a subsidiary of Park) for $200,000. Park Title Agency is a traditional title agency serving the central Ohio area.
Vision Bancshares Trust I
In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park in March of 2007 (the “Vision Merger”), Park entered into a First Supplemental Indenture, dated as of the effective time of the Vision Merger (the “First Supplemental Indenture”), with Vision and Wilmington Trust Company, a Delaware banking corporation, as Trustee. Under the terms of the First Supplemental Indenture, Park assumed all of the payment and performance obligations of Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued $15.5 million of junior subordinated notes to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The junior subordinated notes were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005.
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

Both the junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 148 basis points. Payment of interest on the junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters, subject to specified conditions.
Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying dividends or distributions on, or redeeming, repurchasing, acquiring or making any liquidation payments with respect to, any shares of Park’s capital stock (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred. The floating rate preferred securities are considered Tier 1 Capital under regulatory capital standards.
Other Subsidiaries
Park Investments, Inc., which is a subsidiary of Park National Bank, operates as an asset management company. Its operations are not significant to the consolidated entity.
River Park Properties, LLC and Sunny Green, LLC are subsidiaries of Park National Bank that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated entity.
87A Orange Beach, LLC, Morningside Holding, LLC, Swindall Holdings, LLC, Swindall Partnership Holdings, LLC, Marina Holdings Z, LLC, Marina Holding WE, LLC, and Vision-Park Properties, L.L.C. are subsidiaries of SEPH that hold certain OREO properties. The operations of these subsidiaries are not significant to the consolidated entity.
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

Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties served by the financial service offices of Park National Bank. As a result of the Vision Bank – SEPH Merger, SEPH holds loans originated by Vision Bank located in the five Florida counties and one Alabama county previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH Merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to the Vision Bank - SEPH merger.
Park National Bank makes lending decisions in accordance with the written loan policy adopted by Park which is designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also originates fixed-rate residential real estate loans for sale to the secondary market.
Guardian Finance originates and retains for its own portfolio consumer installment loans and commercial loans. Guardian Finance makes lending decisions in accordance with the written loan policy adopted and approved by the Guardian Finance Board of Directors.
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
Commercial Loans
At December 31, 2014, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $1,929 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 40.0% of their total aggregate loan portfolio as of that date. Of this amount, approximately $856 million represented commercial, financial and agricultural loans, $1,070 million represented commercial real estate loans and $3 million represented commercial leases. At December 31, 2014, of the $1,929 million in commercial loans Park's subsidiaries had outstanding, SEPH had outstanding commercial loans of $7.2 million.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 14 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in (i) the 28 Ohio counties where Park National Bank operates and (ii) the five Florida counties and one Alabama county where Vision Bank operated prior to the Vision Bank - SEPH merger. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.
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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 14 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $84.5 million at December 31, 2014. Participations in a loan by Park National Bank in an amount larger than $30.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $84.5 million, the total indebtedness of the largest single borrower within the commercial portfolio was $27.9 million at December 31, 2014.
Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) loan relationships with an outstanding balance greater than $300,000. If deterioration has occurred, the lending subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. The Park pricing strategy generally does not include low introductory or “teaser” rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Tables 28 and 29 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2014, Scope Aircraft Finance had outstanding approximately $196 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2014, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases and home equity lines of credit) in an aggregate amount of approximately $893 million, constituting approximately 18.5% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of central and southern Ohio. At December 31, 2014, of the $893 million in consumer loans, GFSC had outstanding consumer loans of $33.6 million.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, and is incorporated herein by reference. Park National Bank and its divisions also offer home equity lines of credit through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and allowance for loan losses related to the consumer loan portfolio is provided in Tables 28 and 29 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2014, Park National Bank and SEPH had outstanding approximately $2,007 million in construction real estate loans and residential real estate loans, representing approximately 41.6% of total loans outstanding. Of the $2,007 million, approximately $1,852 million was included within the residential real estate loan segment, which included $418 million of commercial loans, $1,190 million of mortgage loans, $217 million of home equity lines of credit and $27 million of installment loans. The remaining $155 million was included within the construction real estate loan segment, which included $117 million of commercial land and development (“CL&D”) loans and $38 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in central and southern Ohio. The market area for real estate lending by Vision Bank, which merged with and into SEPH on February 16, 2012, was concentrated in the Gulf Coast communities in Baldwin County, Alabama and the Florida panhandle. At December 31, 2014, of the $2,007 million in construction real estate and residential real estate loans, SEPH had outstanding construction real estate loans of $2.2 million and residential real estate loans of $14.6 million.
Credit approval for residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment, an established credit record and a current independent third-party appraisal providing the market value of the real estate securing the loan. Residential real estate loans are generally analyzed through an automated underwriting platform (system) to determine a risk classification. All loans receiving a risk classification of caution require review by a senior lender and generally require additional documentation if the loan is approved.
Park National Bank generally requires, and prior to February 16, 2012, Vision Bank generally required, that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are both fixed and adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. At December 31, 2014 and 2013, Park reported $639 million and $612 million, respectively, of these loans on the Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required, and prior to February 16, 2012, Vision Bank also required, proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

Information concerning the loan loss experience and allowance for loan losses related to the residential real estate portfolio is provided in Tables 28 and 29 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 14 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.” and “– Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and allowance for loan losses related to the construction financing portfolio is provided in Tables 28 and 29 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and a small number of performing loans. The loans are of higher risk as they are either on nonaccrual status or are accruing but may have been classified by Park management. In addition to approximately $12 million in OREO property, SEPH also held approximately $24 million in loans as of December 31, 2014. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated solely to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park.
Title Agency
Park Title Agency is a traditional title agency serving primarily residential and commercial customers of Park National Bank and other property owners in the 28 Ohio counties served by Park National Bank who are seeking title insurance for purchases, construction and refinancing of real estate.
Competition
The financial services industry is highly competitive. Park’s subsidiaries compete with other local, regional and national service providers, including banks, savings associations, credit unions and other types of financial institutions, finance companies, insurance agencies and title agencies. Other competitors include securities dealers, brokers, mortgage bankers, investment advisors, insurance companies and financial services subsidiaries of commercial and manufacturing companies. Competition within the financial services industry continues to increase as a result of mergers between, and expansion of, providers of financial services within and outside Park’s primary market area.

The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, and having trained and competent staff to deliver services. However, some competitors of Park’s subsidiaries may have greater resources and, as such, higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, some of the providers of financial services with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints and lower cost structures.
Employees
At December 31, 2014, Park and its subsidiaries had 1,801 full-time equivalent employees.
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
As a financial holding company, Park is subject to regulation by the Federal Reserve Board under the Bank Holding Company Act and to inspection, examination and supervision by the Federal Reserve Board. Park is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC. Park’s Common Shares are listed on NYSE MKT under the trading symbol “PRK,” which subjects Park to the requirements under the applicable sections of the NYSE MKT Company Guide for listed companies.
Park National Bank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the “OCC”) and secondarily by the FDIC.
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
The Federal Reserve Board also has extensive enforcement authority over financial holding companies, including, among other things, the ability to:

•	assess civil money penalties;

•	issue cease and desist or removal orders; and

•	require that a financial holding company divest subsidiaries (including a subsidiary bank).

In general, the Federal Reserve Board may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.
Under Federal Reserve Board policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank. Under this policy, the Federal Reserve Board may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.
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

The Gramm-Leach-Bliley Act of 1999 (“GLBA”) permits a qualifying bank holding company to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company elects to become a financial holding company. Park’s declaration to become a financial holding company was deemed complete as of January 27, 2014 and since then, Park has been a financial holding company subject to regulation by the Federal Reserve Board. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
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
Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that met certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels). The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet. To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter. The capital conservation buffer phases in starting on January 1, 2016, at .625%.

The implementation of the portion of Basel III that has been phased in as of the date of this Annual Report on Form 10-K, did not have a material impact on Park’s or Park National Bank’s capital ratios. Further, the implementation of Basel III, once fully phased in, is not expected to have a material impact on Park's or Park National Bank's capital ratios.

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
In order to be “well capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 24 of the Notes to Consolidated Financial Statements of Park’s 2014 Annual Report, which is incorporated herein by reference.

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
Limits on Dividends and Other Payments
There are various legal limitations on the extent to which a subsidiary bank may finance or otherwise supply funds to its parent holding company. Under applicable federal and state laws, a subsidiary bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, its parent holding company. A subsidiary bank is also subject to collateral security requirements for any loan or extension of credit permitted by such exceptions.
Park National Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the capital guidelines established by the OCC. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.
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
At December 31, 2014, approximately $86.7 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 20 of the Notes to Consolidated Financial Statements of Park’s 2014 Annual Report.
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
Under the terms of the Indenture governing the $15.5 million of junior subordinated notes issued by Vision to the Vision Trust and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions, from declaring or paying any dividends or distributions on any shares of its capital stock (i) if an event of default under the Indenture has occurred and continues, (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement or (iii) during any period in which the payment of interest on the junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities of the Vision Trust) is being deferred.

The Note Purchase Agreement entered into by Park on April 20, 2012 (the "2012 Note Purchase Agreement") governs the 7% Subordinated Notes due April 20, 2022 issued by Park in April 2012. If an event of default occurs under the 2012 Note Purchase Agreement and is continuing, Park’s ability to declare or pay dividends on any of its capital stock will be restricted.
Volcker Rule
In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits. The Volcker Rule exempts specified United States Government, agency and/or municipal obligations, and it excepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.
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
Privacy Provisions of Gramm-Leach-Bliley Act
Regulations adopted under the GLBA limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.
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
Among the provisions already implemented that have or may have an effect on Park or its subsidiaries are the following:

•	the CFPB has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts has been eliminated;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide shareholders the opportunity to cast a non-binding advisory vote on executive compensation;

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

•	new capital regulations have been adopted as discussed above in the section captioned "Regulatory Capital"; and

•
"ability to repay" regulations took effect in 2014 and generally require creditors to make a reasonable, good faith determination (considering at least eight specified underwriting factors) of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage, or temporary loan) and provides a presumption that the creditor making a "qualified mortgage" satisfied the ability-to-pay requirements.

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
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, Note 6 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, Note 7 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, Note 8 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report, Note 11 of the Notes to Consolidated Financial Statements in Park’s 2014 Annual Report and Note 12 of the Notes to Consolidated Financial Statements in Park's 2014 Annual Report. This statistical disclosure is incorporated herein by reference.

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

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe may become global. In addition, although the United States Congress and the President reached an agreement on the United States government's debt ceiling in early 2014, significant long-term issues remain with respect to federal budgetary and spending matters, and the current resolution with respect to the debt ceiling only has a temporary effect. Future uncertainty over whether the United States Congress will raise the debt ceiling when the agreed-upon suspension expires may have a negative effect on the economy and the stock market. Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

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

In July 2013, Park's primary federal regulator, the Federal Reserve, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to financial holding companies and other bank holding companies as well as depository institutions, including Park and Park National Bank, compared to the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions' regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions' regulatory capital ratios and replace the existing risk-weighting approach, which was derived from Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee's 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies' rules. The Basel III Capital Rules became effective for Park and Park National Bank on January 1, 2015 (subject to a phase-in period). Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on Park's or Park National Bank's capital ratios, any future changes to capital requirements could have such an effect.

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
Many provisions of the Dodd-Frank Act still have not been implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC. In addition, the CFPB has only recently begun to implement its authority, and there is significant uncertainty as to how its regulations and other authority will affect Park's business. Park is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the full effect of the Dodd-Frank Act on Park and our subsidiaries cannot currently be determined, the law and its implemented rules and regulations have already resulted in increased compliance costs and may result in increased fees paid to regulators, along with restrictions on the operations of Park and our subsidiaries, all of which may have a material adverse affect on Park’s operating results and financial condition.

Deposit insurance premiums assessed on Park may increase and have a negative effect on Park’s results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures have increased during the last few years and decreased the DIF balance. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase.

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

We operate in a highly competitive environment, in terms of the products and services we offer and the geographic markets in which we conduct business, as well as in our labor markets where we compete for talented employees. Competition could adversely impact our customer acquisition, growth and retention, as well as our credit spreads and product pricing, causing us to lose market share and deposits and revenues.

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in "Item 1-Business" of this Annual Report on Form 10-K under the caption "Competition." Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions or otherwise.

In all, the principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns.) The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities.

A failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. On the other hand, meeting these competitive pressures could require us to incur significant additional expense or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 34 in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing non-governmental securities, and entering into certain guarantee contracts. Credit risk is one of the most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business. As discussed in the immediately preceding risk factor, we manage credit risk by assessing and monitoring the creditworthiness of our customers and by diversifying our loan portfolio. Many factors impact credit risk.

A borrower's ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers' ability to repay loans would result in higher levels of nonperforming loans, net charge-offs and provision for loan losses.

Financial services institutions are interrelated as a result of trading, clearing, and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.

Despite maintaining a diversified portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry or counterparty. Events adversely affecting specific customers, industries or markets, a decrease in the credit quality of a customer base or an adverse change in the risk profile of a market, industry or group of customers could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan.

In part due to improvement in economic conditions, as well as actions taken by Park to manage our portfolio, Park's provision for loan losses has declined substantially every year since the end of the recent recession. If we were to once again experience higher levels of provision for loan losses, it could result in lower levels of net income.

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

Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of the probable, incurred losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, the credit quality of the loan portfolio, the collateral supporting the loans and the performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover the probable, incurred losses in our loan portfolio, resulting in additions to the allowance for loan losses. Excessive loan losses and significant additions to our allowance for loan losses could have a material adverse impact on our financial condition and results of operations.

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

Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2014 Annual Report.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2014 and 2015 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “wellcapitalized.”

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

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.
We rely heavily on information systems to conduct our business and to process, record, and monitor our transactions. Risks to the systems result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, in recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. We are also at risk for the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which we deal.
Potential adverse consequences of attacks on our computer systems or other threats include damage to our reputation, loss of customer business, litigation and increased regulatory scrutiny, which might also result in financial loss and require additional efforts and expense to attempt to prevent such adverse consequences in the future.
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

Future expansion may adversely affect our financial condition and results of operations.
We may acquire other financial institutions, or branches or assets of other financial institutions, in the future. We may also open new branches and enter into new lines of business or offer new products or services. Any such expansion of our business will involve a number of expenses and risks, which may include:

•	the time and expense associated with identifying and evaluating potential expansions;

•	the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

•	the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•	our financing of the expansion;

•	the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•	entry into unfamiliar markets;

•	the introduction of new products and services into our existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	the risk of loss of key employees and customers.
We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

No response required.

ITEM 2.	PROPERTIES.

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 117 financial service offices in Ohio. Park National Bank has six financial service offices (including its main office) and its operations center in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (five offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (five offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington and Lancaster (six offices) in Fairfield County;

•	a financial service office in Jeffersonville in Fayette County;

•	financial service offices in Canal Winchester, Columbus, Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Jamestown, Xenia (two offices) and Yellow Springs in Greene County;

•	a financial service office in Cincinnati in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Kirkersville, Pataskala, Reynoldsburg and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion and Prospect in Marion County;

•	financial service offices in Celina and Fort Recovery in Mercer County;

•	financial service offices (three offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy, all in Miami County;

•	a financial service office in Mount Gilead in Morrow County;

•	financial service offices in Zanesville (eight offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	a financial service office in Newcomerstown in Tuscarawas County; and

•	a financial service office in Springboro in Warren County.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and in Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox and Morrow Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Fayette, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank, N.A. Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 30 are leased and the remainder are owned. Park National Bank also operates 29 off-site automated teller machines.
Scope Leasing, Inc. has an office located in Columbus in Franklin County, Ohio, which it leases.
Guardian Finance
As of the date of this Annual Report on Form 10-K, Guardian Finance has a total of five financial service offices, all of which are located in Ohio. Guardian Finance has its main office in Hilliard in Franklin County, a financial service office in Springfield in Clark County, a financial service office in Lancaster in Fairfield County where it leases space from the Fairfield National Bank Division of Park National Bank, a financial service office in Heath in Licking County, and a financial service office in Centerville in Montgomery County. All of Guardian Finance’s financial service offices are leased.
Park Title Agency
Park Title Agency has one office located in Newark in Licking County, Ohio, which it leases.
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

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 38 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2014. The table also provides information concerning the maximum number of Common Shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 through October 31, 2014	—	—	—	567,475

November 1 through November 30, 2014	10,200	$85.22	10,200	557,275

December 1 through December 31, 2014	—	—	—	557,275

Total	10,200	$85.22	10,200

(1)	All of the Common Shares reported were purchased in the open market under Park's publicly announced stock repurchase authorization to fund the 2013 Incentive Plan.

(2)
The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Incentive Plan which became effective on April 22, 2013.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The aggregate number of Common Shares with respect to which awards may be granted under the 2013 Incentive Plan will be 600,000. The Common Shares to be issued and delivered under the 2013 Incentive Plan may consist of either Common Shares currently held or Common Shares subsequently acquired by Park as treasury shares. No newly-issued Common Shares will be delivered under the 2013 Incentive Plan. On April 22, 2013, Park's Board of Directors authorized the purchase, from time to time, of up to 600,000 Park Common Shares to be held as treasury shares for subsequent issuance and delivery under the 2013 Incentive Plan. As of December 31, 2014, 42,725 Common Shares had been purchased for this purpose.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 36 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 16 included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin declined by 22 basis points in 2013 and by 6 basis points in 2014. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.55%, 3.61% and 3.83% for each of the fiscal years ended December 31, 2014, 2013 and 2012 respectively. The discussion of interest rate sensitivity included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2014 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 21 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2014 and 2013, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2014, 2013 and 2012, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2014 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 37 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2014 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting

The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2014 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2014 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 27, 2015 (the “2015 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2015 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2015 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2015 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2015 Proxy Statement.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2015 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders held on April 28, 2014.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2015 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2015 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2015 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2015 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2015 Proxy Statement.
PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2014 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated by reference from Park's 2014 Annual Report

Consolidated Balance Sheets at December 31, 2014 and 2013 -- Incorporated by reference from Park's 2014 Annual Report

Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012 -- Incorporated by reference from Park's 2014 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012 - Incorporated by reference from Park's 2014 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012 -- Incorporated by reference from Park's 2014 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 -- Incorporated by reference from Park's 2014 Annual Report

Notes to Consolidated Financial Statements -- Incorporated by reference from Park's 2014 Annual Report

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
Certificate of Amendment by Shareholders as filed with the Secretary of State of the State of Ohio on December 18, 2008 in order to evidence the adoption by the shareholders of Park National Corporation on December 18, 2008 of an amendment to Article FOURTH of Park National Corporation's Articles of Incorporation to authorize Park National Corporation to issue up to 200,000 preferred shares, without par value (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed December 19, 2008 (File No. 1-13006))

3.1(f)
Certificate of Amendment by Directors to Articles as filed with the Secretary of State of the State of Ohio on December 19, 2008, evidencing adoption of amendment by Board of Directors of Park National Corporation to Article FOURTH of Articles of Incorporation to establish express terms of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, each without par value, of Park National Corporation (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed December 23, 2008 (File No. 1-13006) (“Park's December 23, 2008 Form 8-K”))

3.1(g)
Certificate of Amendment by Shareholders as filed with the Secretary of State of the State of Ohio on April 18, 2011 in order to evidence the adoption by Park National Corporation's shareholders of an amendment to Article SIXTH of Park National Corporation's Articles of Incorporation in order to provide that shareholders do not have preemptive rights (incorporated herein by reference to Exhibit 3.1 to Park National Corporation's Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)
Articles of Incorporation of Park National Corporation (reflecting all amendments) [for SEC reporting compliance purposes only - not filed with Ohio Secretary of State] (incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

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

4.5
Letter Agreement, dated December 23, 2008, including Securities Purchase Agreement - Standard Terms attached thereto as Exhibit A, between Park National Corporation and the United States Department of the Treasury (incorporated herein by reference to Exhibit 10.1 to Park's December 23, 2008 Form 8-K) [NOTE: Annex A to Securities Purchase Agreement is not included therewith; filed as Exhibit 3.1 to Park's December 23, 2008 Form 8-K and incorporated by reference at Exhibit 3.1(f) of this Annual Report on Form 10-K]

Note: Repurchased on April 25, 2012. See Exhibit 4.6 to this Annual Report on Form 10-K.

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

Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park's December 28, 2009 Form 8-K”))

Note: 10% Subordinated Notes due December 23, 2019 were repaid in full on December 24, 2014 and Note Purchase Agreement terminated by its terms.

4.9	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park's December 28, 2009 Form 8-K)

Note: 10% Subordinated Notes due December 23, 2019 were repaid in full on December 24, 2014.

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
Schedule identifying Split-Dollar Agreements covering executive officers of The Park National Bank who are also directors and executive officers of Park National Corporation, which Split-Dollar Agreements are identical to the Split-Dollar Agreement, dated May 17, 1993, between William T. McConnell and The Park National Bank (incorporated herein by reference to Exhibit 10.2 (b) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (File No. 1-13006)

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

13	2014 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14	Code of Business Conduct and Ethics, as amended July 28, 2014 and updated July 30, 2014 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101
The following materials from Park National Corporation's 2014 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)

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

PARK NATIONAL CORPORATION

Date: February 24, 2015	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 24th day of February, 2015.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Matthew R. Miller Matthew R. Miller	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Maureen Buchwald* Maureen Buchwald	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ William T. McConnell* William T. McConnell	Director

Name	Capacity
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 24th day of February, 2015.

By:	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President