Form 10-Q
period 2015-03-31
PARK NATIONAL CORP /OH/
filed 2015-04-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

 Yes   ☐   No   ☒

15,370,884 Common shares, no par value per share, outstanding at April 24, 2015.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$108,528	$133,511
Money market instruments	471,957	104,188
Cash and cash equivalents	580,485	237,699
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,251,451 and $1,299,980 at March 31, 2015 and December 31, 2014, respectively)	1,265,477	1,301,915
Securities held-to-maturity, at amortized cost (fair value of $136,418 and $143,490 at March 31, 2015 and December 31, 2014, respectively)	133,383	140,562
Other investment securities	58,311	58,311
Total investment securities	1,457,171	1,500,788

Loans	4,830,830	4,829,682
Allowance for loan losses	(55,408)	(54,352)
Net loans	4,775,422	4,775,330
Bank owned life insurance	168,585	171,928
Goodwill	72,334	72,334
Premises and equipment, net	57,189	55,479
Other real estate owned	26,337	22,605
Accrued interest receivable	17,979	17,677
Mortgage loan servicing rights	8,312	8,613
Other	140,185	138,746
Total assets	$7,303,999	$7,001,199

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,262,442	$1,269,296
Interest bearing	4,253,405	3,858,704
Total deposits	5,515,847	5,128,000
Short-term borrowings	239,961	276,980
Long-term debt	733,555	786,602
Subordinated notes	45,000	45,000
Accrued interest payable	2,588	2,551
Other	59,617	65,525
Total liabilities	$6,596,568	$6,304,658

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,876 shares issued at March 31, 2015 and 16,150,888 shares issued at December 31, 2014)	303,362	303,104
Retained earnings	489,040	484,484
Treasury shares (779,989 shares at March 31, 2015 and 758,489 at December 31, 2014)	(79,222)	(77,439)
Accumulated other comprehensive loss, net of taxes	(5,749)	(13,608)
Total shareholders' equity	707,431	696,541
Total liabilities and shareholders’ equity	$7,303,999	$7,001,199

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:

Interest and fees on loans	$55,412	$54,753

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,389	9,476
Obligations of states and political subdivisions	—	2
Other interest income	217	111
Total interest and dividend income	65,018	64,342

Interest expense:

Interest on deposits:
Demand and savings deposits	486	393
Time deposits	2,622	2,278

Interest on borrowings:
Short-term borrowings	133	126
Long-term debt	6,242	7,065

Total interest expense	9,483	9,862

Net interest income	55,535	54,480

Provision for (recovery of) loan losses	1,632	(2,225)
Net interest income after provision for (recovery of) loan losses	53,903	56,705

Other income:
Income from fiduciary activities	4,912	4,541
Service charges on deposit accounts	3,381	3,659
Other service income	2,301	1,918
Checkcard fee income	3,351	3,213
Bank owned life insurance income	1,878	1,262
ATM fees	578	594
OREO valuation adjustments	(304)	(416)
Gain on sale of OREO, net	673	706
Gain on commercial loans held for sale	756	—
Miscellaneous	1,347	1,171
Total other income	18,873	16,648

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Other expense:
Salaries and employee benefits	$26,667	$25,060
Occupancy expense	2,579	2,832
Furniture and equipment expense	2,862	2,998
Data processing fees	1,267	1,114
Professional fees and services	4,694	6,283
Marketing	1,013	1,118
Insurance	1,461	1,447
Communication	1,331	1,343
State tax expense	1,047	975
OREO expense	467	1,277
Miscellaneous	2,332	1,332
Total other expense	45,720	45,779

Income before income taxes	27,056	27,574

Federal income taxes	8,012	7,997

Net income	$19,044	$19,577

Earnings per Common Share:
Basic	$1.24	$1.27
Diluted	$1.23	$1.27

Weighted average common shares outstanding
Basic	15,379,170	15,401,105
Diluted	15,421,928	15,414,897

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Net income	$19,044	$19,577

Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax of $4,232 and $5,891 for the three months ended March 31, 2015 and 2014, respectively	7,859	10,941
Other comprehensive income	$7,859	$10,941

Comprehensive income	$26,903	$30,518

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014, as previously presented	$—	$302,651	$460,643	$(76,128)	$(35,419)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(1,924)
Balance, at January 1, 2014 - as adjusted	$—	$302,651	$458,719	$(76,128)	$(35,419)
Net Income			19,577
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $5,891					10,941
Cash dividends on common stock at $0.94 per share			(14,488)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Share-based compensation expense		103
Repurchase of treasury shares				(1,485)
Balance at March 31, 2014	$—	$302,753	$463,808	$(77,613)	$(24,478)

Balance at January 1, 2015, as previously presented	$—	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(2,057)
Balance, at January 1, 2015- as adjusted	$—	$303,104	$484,484	$(77,439)	$(13,608)
Net Income			19,044
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $4,232					7,859
Cash dividends on common shares at $0.94 per share			(14,488)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Share-based compensation expense		259
Repurchase of treasury shares				(1,783)
Balance at March 31, 2015	$—	$303,362	$489,040	$(79,222)	$(5,749)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$19,044	$19,577

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	1,632	(2,225)
Amortization of loan fees and costs, net	1,565	1,135
Depreciation	1,691	1,821
Accretion of investment securities, net	(63)	(49)
Amortization of long-term debt prepayment penalty	1,497	1,222
Loan originations to be sold in secondary market	(40,270)	(22,194)
Proceeds from sale of loans in secondary market	38,254	20,802
Gain on sale of loans in secondary market	(707)	(452)
Proceeds from commercial loans held for sale	900	—
Gain on sale of commercial loans held for sale	(756)	—
Share-based compensation expense	259	103
OREO valuation adjustments	304	416
Gain on sale of OREO, net	(673)	(706)
Bank owned life insurance income	(1,878)	(1,262)

Changes in assets and liabilities:
Increase in other assets	(8,403)	(2,665)
Decrease in other liabilities	(3,320)	(6,761)

Net cash provided by operating activities	$9,076	$8,762

Investing activities:
Proceeds from redemption of Federal Home Loan Bank stock	$—	$8,946
Proceeds from calls and maturities of:
Available-for-sale securities	78,523	21,581
Held-to-maturity securities	7,179	10,125
Purchases of:
Available-for-sale securities	(29,931)	(14,811)
Net increase in other investments	—	(1,350)
Net loan originations, portfolio loans	(5,203)	(2,455)
Investments in qualified affordable housing projects	(2,591)	(8,000)
Proceeds from the sale of OREO	3,861	4,687
Life insurance death benefits	5,221	744
Purchases of premises and equipment, net	(3,401)	(2,123)
Net cash used in investing activities	$53,658	$17,344

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2015	2014
Financing activities:
Net increase in deposits	$387,847	$186,704
Net (decrease) increase in short-term borrowings	(37,019)	9,865
Repayment of long-term debt	(79,544)	(50,013)
Proceeds from issuance of long-term debt	25,000	25,000
Repurchase of treasury shares	(1,783)	(1,485)
Cash dividends paid on common shares	(14,449)	(14,470)

Net cash provided by financing activities	$280,052	$155,601

Increase in cash and cash equivalents	342,786	181,707

Cash and cash equivalents at beginning of year	237,699	147,030

Cash and cash equivalents at end of period	$580,485	$328,737

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,446	$9,858

Income taxes	$—	$—

Non cash items:
Loans transferred to OREO	$7,270	$4,802

Transfers from loans to loans held for sale	$132	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2015.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2014 from Park’s 2014 Annual Report to Shareholders (“2014 Annual Report”). Prior period financial statements reflect the retrospective application of Accounting Standards Update (ASU) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Note 2 – Recent Accounting Pronouncements

ASU 2014-01- Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force): In January 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. Additionally, a reporting entity should disclose information that enables users of its financial statement to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. The new guidance became effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Park adopted this guidance in the first quarter of 2015. The guidance was applied retrospectively to all prior periods presented. The adoption resulted in adjustments to reduce beginning retained earnings, other assets and the prior period consolidated condensed statements of income. See Note 16 - Investment in Qualified Affordable Housing for further details.

ASU 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 5 - Other Real Estate Owned.

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.

ASU 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance did not have an impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 17 - Repurchase Agreement Borrowings.

ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis: In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on Park’s consolidated financial statements.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015			December 31, 2014
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$844,333	$3,265	$847,598	$856,535	$3,218	$859,753
Commercial real estate *	1,071,265	3,529	1,074,794	1,069,637	3,546	1,073,183
Construction real estate:
SEPH commercial land and development *	2,182	1	2,183	2,195	—	2,195
Remaining commercial	109,820	293	110,113	115,139	300	115,439
Mortgage	30,886	81	30,967	31,148	72	31,220
Installment	6,887	26	6,913	7,322	23	7,345
Residential real estate:
Commercial	412,724	1,034	413,758	417,612	1,038	418,650
Mortgage	1,197,202	1,665	1,198,867	1,189,709	1,548	1,191,257
HELOC	213,594	820	214,414	216,915	803	217,718
Installment	25,885	91	25,976	27,139	97	27,236
Consumer	912,854	2,817	915,671	893,160	2,967	896,127
Leases	3,198	44	3,242	3,171	17	3,188
Total loans	$4,830,830	$13,666	$4,844,496	$4,829,682	$13,629	$4,843,311
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $9.6 million at March 31, 2015 and $9.4 million at December 31, 2014, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $3.2 million and $2.3 million have been reclassified to loans at March 31, 2015 and December 31, 2014, respectively.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$20,008	$570	$73	$20,651
Commercial real estate	14,232	2,668	—	16,900
Construction real estate:
SEPH commercial land and development	2,077	—	—	2,077
Remaining commercial	5,671	54	—	5,725
Mortgage	89	93	—	182
Installment	111	121	—	232
Residential real estate:
Commercial	24,635	584	—	25,219
Mortgage	21,323	10,631	719	32,673
HELOC	1,822	780	—	2,602
Installment	1,643	708	64	2,415
Consumer	4,262	666	816	5,744
Total loans	$95,873	$16,875	$1,672	$114,420

	December 31, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$18,826	$297	$229	$19,352
Commercial real estate	19,299	2,690	—	21,989
Construction real estate:
SEPH commercial land and development	2,078	—	—	2,078
Remaining commercial	5,558	51	—	5,609
Mortgage	59	94	9	162
Installment	115	125	—	240
Residential real estate:
Commercial	24,336	594	—	24,930
Mortgage	21,869	10,349	1,329	33,547
HELOC	1,879	630	9	2,518
Installment	1,743	779	—	2,522
Consumer	4,631	723	1,133	6,487
Total loans	$100,393	$16,332	$2,709	$119,434

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$20,578	$20,571	$7	$19,123	$19,106	$17
Commercial real estate	16,900	16,900	—	21,989	21,989	—
Construction real estate:
SEPH commercial land and development	2,077	2,077	—	2,078	2,078	—
Remaining commercial	5,725	5,725	—	5,609	5,609	—
Mortgage	182	—	182	153	—	153
Installment	232	—	232	240	—	240
Residential real estate:
Commercial	25,219	25,219	—	24,930	24,930	—
Mortgage	31,954	—	31,954	32,218	—	32,218
HELOC	2,602	—	2,602	2,509	—	2,509
Installment	2,351	—	2,351	2,522	—	2,522
Consumer	4,928	—	4,928	5,354	—	5,354
Total loans	$112,748	$70,492	$42,256	$116,725	$73,712	$43,013

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of March 31, 2015 and December 31, 2014.

	March 31, 2015			December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$25,671	$17,301	$—	$30,601	$17,883	$—
Commercial real estate	16,963	15,513	—	27,923	20,696	—
Construction real estate:
SEPH commercial land and development	10,861	2,077	—	11,026	2,078	—
Remaining commercial	1,432	444	—	1,427	391	—
Residential real estate:
Commercial	25,770	23,852	—	25,822	23,352	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial and agricultural	7,444	3,270	1,839	1,251	1,223	981
Commercial real estate	1,419	1,387	645	1,310	1,293	262
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	5,281	5,281	2,157	5,218	5,218	1,812
Residential real estate:
Commercial	1,394	1,367	423	1,578	1,578	605
Consumer	—	—	—	—	—	—
Total	$96,235	$70,492	$5,064	$106,156	$73,712	$3,660

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2015 and December 31, 2014, there were $21.6 million and $32.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.2 million and $45,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2015 and December 31, 2014 of $5.1 million and $3.7 million, respectively. These loans with specific reserves had a recorded investment of $11.3 million and $9.3 million as of March 31, 2015 and December 31, 2014, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
(In thousands)	Recorded investment as of March 31, 2015	Average recorded investment	Interest income recognized	Recorded investment as of March 31, 2014	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$20,571	$19,876	$131	$19,835	$20,140	$61
Commercial real estate	16,900	18,977	163	39,395	40,995	253
Construction real estate:
SEPH commercial land and development	2,077	2,077	8	4,102	4,464	56
Remaining commercial	5,725	5,697	5	10,530	10,379	47
Residential real estate:
Commercial	25,219	25,373	255	31,213	31,101	263
Consumer	—	—	—	798	799	—
Total	$70,492	$72,000	$562	$105,873	$107,878	$680

The following tables present the aging of the recorded investment in past due loans as of March 31, 2015 and December 31, 2014 by class of loan.

	March 31, 2015
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$5,331	$6,019	$11,350	$836,248	$847,598
Commercial real estate	317	1,818	2,135	1,072,659	1,074,794
Construction real estate:
SEPH commercial land and development	—	2,069	2,069	114	2,183
Remaining commercial	163	75	238	109,875	110,113
Mortgage	108	68	176	30,791	30,967
Installment	116	6	122	6,791	6,913
Residential real estate:
Commercial	447	19,015	19,462	394,296	413,758
Mortgage	8,985	9,176	18,161	1,180,706	1,198,867
HELOC	490	132	622	213,792	214,414
Installment	202	454	656	25,320	25,976
Consumer	7,546	3,133	10,679	904,992	915,671
Leases	—	—	—	3,242	3,242
Total loans	$23,705	$41,965	$65,670	$4,778,826	$4,844,496
* Includes $1.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

	December 31, 2014
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$6,482	$7,508	$13,990	$845,763	$859,753
Commercial real estate	808	8,288	9,096	1,064,087	1,073,183
Construction real estate:
SEPH commercial land and development	—	2,068	2,068	127	2,195
Remaining commercial	166	77	243	115,196	115,439
Mortgage	39	68	107	31,113	31,220
Installment	21	25	46	7,299	7,345
Residential real estate:
Commercial	250	19,592	19,842	398,808	418,650
Mortgage	11,146	10,637	21,783	1,169,474	1,191,257
HELOC	262	387	649	217,069	217,718
Installment	596	464	1,060	26,176	27,236
Consumer	11,304	3,818	15,122	881,005	896,127
Leases	—	—	—	3,188	3,188
Total loans	$31,074	$52,932	$84,006	$4,759,305	$4,843,311
* Includes $2.7 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2015 and December 31, 2014 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2015 and December 31, 2014 for all commercial loans:

	March 31, 2015
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$3,017	$595	$20,578	$823,408	$847,598
Commercial real estate *	12,389	1,496	16,900	1,044,009	1,074,794
Construction real estate:
SEPH commercial land and development *	—	—	2,077	106	2,183
Remaining commercial	4,006	—	5,725	100,382	110,113
Residential real estate:
Commercial	2,185	436	25,219	385,918	413,758
Leases	—	—	—	3,242	3,242
Total commercial loans	$21,597	$2,527	$70,499	$2,357,065	$2,451,688
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass Rated	Recorded Investment
Commercial, financial and agricultural *	$1,874	$1,201	$19,123	$837,555	$859,753
Commercial real estate *	8,448	1,712	21,989	1,041,034	1,073,183
Construction real estate:
SEPH commercial land and development *	—	—	2,078	117	2,195
Remaining commercial	3,349	57	5,609	106,424	115,439
Residential real estate:
Commercial	2,581	598	24,930	390,541	418,650
Leases	—	—	—	3,188	3,188
Total Commercial Loans	$16,252	$3,568	$73,729	$2,378,859	$2,472,408
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the three- month periods ended March 31, 2015 and March 31, 2014 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was not removed on any loans during the three months ended March 31, 2015. During the three months ended March 31, 2014, Park removed the TDR classification on $1.0 million of loans that met the requirements discussed above.

At March 31, 2015 and December 31, 2014, there were $42.6 million and $47.5 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2015 and December 31, 2014, $18.1 million and $15.7 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2015 and December 31, 2014, there were $16.9 million and $16.3 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At March 31, 2015 and December 31, 2014, Park had commitments to lend $2.2 million and $1.4 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at March 31, 2015 and December 31, 2014 was $3.5 million and $2.4 million, respectively. Modifications made in 2014 and 2015 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $857,000 and $18,000 were recorded during the three-month periods ended March 31, 2015 and March 31, 2014, respectively, as a result of TDRs identified in the respective year.

The terms of certain other loans were modified during the three-month periods ended March 31, 2015 and March 31, 2014 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2015 and March 31, 2014 of $131,000 and $392,000, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2015 and March 31, 2014 of $4.5 million and $5.7 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2015 and March 31, 2014, as well as the recorded investment of these contracts at March 31, 2015 and March 31, 2014. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended March 31, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	13	$398	$597	$995
Commercial real estate	6	—	1,314	1,314
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	1	—	21	21
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	513	513
Mortgage	7	328	206	534
HELOC	10	193	108	301
Installment	—	—	—	—
Consumer	66	29	463	492
Total loans	106	$948	$3,222	$4,170

	Three Months Ended March 31, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$60	$60
Commercial real estate	3	161	523	684
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	68	68
Mortgage	7	164	495	659
HELOC	—	—	—	—
Installment	4	36	36	72
Consumer	71	382	108	490
Total loans	92	$743	$1,290	$2,033

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2015, $1.1 million were on nonaccrual status as of December 31, 2014. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2014, $900,000 were on nonaccrual status as of December 31, 2013.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2015 and March 31, 2014, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	3	$70	7	$89
Commercial real estate	—	—	5	872
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	—	—	2	302
Mortgage	13	689	19	1,144
HELOC	—	—	—	—
Installment	1	8	6	108
Consumer	47	349	49	345
Leases	—	—	—	—
Total loans	64	$1,116	88	$2,860

Of the $1.1 million in modified TDRs which defaulted during the three months ended March 31, 2015, there were no accruing loans. Of the $2.9 million in modified TDRs which defaulted during the three months ended March 31, 2014, $499,000 were accruing loans and $2.4 million were nonaccrual loans.

Note 4 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report.

Management updates historical losses annually in the fourth quarter, or more frequently as deemed appropriate. With the inclusion of 2013 net charge-off information, management concluded that it was no longer appropriate to calculate the historical loss average with an even allocation across the five-year period. Rather than apply a 20% allocation to each year in the calculation of the historical annualized loss factor, management determined that it was appropriate to more heavily weight those years with higher losses in the historical loss calculation, given the continued uncertainty in the current economic environment. Specifically, rather than applying equal percentages to each year in the historical loss calculation, management applied more weight to the 2009-2011 periods compared to the 2012 and 2013 periods.

With the inclusion of 2014 net charge-off information in the fourth quarter of 2014, management extended the historical loss period to six years. Due to the same factors that management considered in 2013, management applied more weight to 2009 through 2011 periods compared to the 2012 through 2014 periods.

The activity in the allowance for loan losses for the three months ended March 31, 2015 and March 31, 2014 is summarized below.

	Three Months Ended March 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	352	130	—	422	2,514	—	3,418
Recoveries	291	674	285	924	666	2	2,842
Net charge-offs/(recoveries)	61	(544)	(285)	(502)	1,848	(2)	576
Provision/(recovery)	703	(56)	(182)	(762)	1,931	(2)	1,632
Ending balance	$11,361	$9,296	$8,755	$14,512	$11,484	$—	$55,408

	Three Months Ended March 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	639	794	8	591	1,795	—	3,827
Recoveries	247	1,558	794	1,227	3,014	1	6,841
Net charge-offs/(recoveries)	392	(764)	(786)	(636)	(1,219)	(1)	(3,014)
Provision/(recovery)	(64)	(909)	480	(680)	(1,051)	(1)	(2,225)
Ending balance	$13,762	$15,754	$8,121	$14,207	$8,413	$—	$60,257

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2015 and December 31, 2014, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2015 and December 31, 2014, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report).

The composition of the allowance for loan losses at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,839	$645	$2,157	$423	$—	$—	$5,064
Collectively evaluated for impairment	9,522	8,651	6,598	14,089	11,484	—	50,344
Total ending allowance balance	$11,361	$9,296	$8,755	$14,512	$11,484	$—	$55,408

Loan balance:
Loans individually evaluated for impairment	$20,570	$16,892	$7,802	$25,197	$—	$—	$70,461
Loans collectively evaluated for impairment	823,763	1,054,373	141,973	1,824,208	912,854	3,198	4,760,369
Total ending loan balance	$844,333	$1,071,265	$149,775	$1,849,405	$912,854	$3,198	$4,830,830

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	8.94%	3.82%	27.65%	1.68%	—%	—%	7.19%
Loans collectively evaluated for impairment	1.16%	0.82%	4.65%	0.77%	1.26%	—%	1.06%
Total	1.35%	0.87%	5.85%	0.78%	1.26%	—%	1.15%

Recorded investment:
Loans individually evaluated for impairment	$20,571	$16,900	$7,802	$25,219	$—	$—	$70,492
Loans collectively evaluated for impairment	827,027	1,057,894	142,374	1,827,796	915,671	3,242	4,774,004
Total ending recorded investment	$847,598	$1,074,794	$150,176	$1,853,015	$915,671	$3,242	$4,844,496

	December 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$981	$262	$1,812	$605	$—	$—	$3,660
Collectively evaluated for impairment	9,738	8,546	6,840	14,167	11,401	—	50,692
Total ending allowance balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352

Loan balance:
Loans individually evaluated for impairment	$19,103	$21,978	$7,690	$24,905	$—	$—	$73,676
Loans collectively evaluated for impairment	837,432	1,047,659	148,114	1,826,470	893,160	3,171	4,756,006
Total ending loan balance	$856,535	$1,069,637	$155,804	$1,851,375	$893,160	$3,171	$4,829,682

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	5.14%	1.19%	23.56%	2.43%	—%	—%	4.97%
Loans collectively evaluated for impairment	1.16%	0.82%	4.62%	0.78%	1.28%	—%	1.07%
Total	1.25%	0.82%	5.55%	0.80%	1.28%	—%	1.13%

Recorded investment:
Loans individually evaluated for impairment	$19,106	$21,989	$7,687	$24,930	$—	$—	$73,712
Loans collectively evaluated for impairment	840,647	1,051,194	148,512	1,829,931	896,127	3,188	4,769,599
Total ending recorded investment	$859,753	$1,073,183	$156,199	$1,854,861	$896,127	$3,188	$4,843,311

Note 5 – Other Real Estate Owned ("OREO")

Management transfers a loan to OREO at the time that Park takes deed/title of the asset. The carrying amount of foreclosed properties held at March 31, 2015 and December 31, 2014 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

(in thousands)	March 31, 2015	December 31, 2014
OREO:
Commercial real estate	$10,611	$6,352
Construction real estate	11,078	11,281
Residential real estate	4,648	4,972
Total OREO	$26,337	$22,605

Loans in process of foreclosure:
Residential real estate	$3,464	$2,807

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
(In thousands, except share and per share data)	2015	2014
Numerator:
Net income available to common shareholders	$19,044	$19,577
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,379,170	15,401,105
Effect of dilutive performance-based restricted stock units	42,758	13,792
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units)	15,421,928	15,414,897
Earnings per common share:
Basic earnings per common share	$1.24	$1.27
Diluted earnings per common share	$1.23	$1.27

Park awarded 23,025 and 21,975 performance-based restricted stock units ("PBRSUs") to certain employees during the three months ended March 31, 2015 and 2014, respectively. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 42,758 and 13,792 common shares for the three months ended March 31, 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, Park repurchased 21,500 and 19,500 common shares, respectively, to fund the PBRSUs.

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

	Operating Results for the three months ended March 31, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$53,821	$1,692	$(88)	$110	$55,535
Provision for (recovery of) loan losses	2,022	495	(885)	—	1,632
Other income	18,012	2	760	99	18,873
Other expense	41,932	779	1,098	1,911	45,720
Income (loss) before income taxes	$27,879	$420	$459	$(1,702)	$27,056
Federal income taxes (benefit)	8,720	139	161	(1,008)	8,012
Net income (loss)	$19,159	$281	$298	$(694)	$19,044

Assets (as of March 31, 2015)	$7,212,490	$38,569	$43,513	$9,427	$7,303,999

	Operating Results for the three months ended March 31, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$53,099	$1,978	$(195)	$(402)	$54,480
Provision for (recovery of) loan losses	(140)	274	(2,359)	—	(2,225)
Other income	15,703	1	837	107	16,648
Other expense	40,392	775	2,521	2,091	45,779
Income (loss) before income taxes	$28,550	$930	$480	$(2,386)	$27,574
Federal income taxes (benefit)	8,985	326	168	(1,482)	7,997
Net income (loss)	$19,565	$604	$312	$(904)	$19,577

Assets (as of March 31, 2014)	$6,700,563	$44,564	$62,715	$1,264	$6,809,106

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2015 and 2014. The reconciling amounts for consolidated total assets for the periods ended March 31, 2015 and 2014 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2015 and December 31, 2014, respectively, Park had approximately $8.0 million and $5.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in residential real estate loan segments in Note 3 and Note 4. The contractual balance was $7.9 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively. The gain expected upon sale was $122,000 and $80,000 at March 31, 2015 and December 31, 2014, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2015 or December 31, 2014.

During the three months ended March 31, 2015, Park transferred to held for sale and sold certain commercial loans held for investment, with a book balance of $132,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold in the same period of 2014.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three months ended March 31, 2015 and 2104, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$496,887	$570	$2,286	$495,171
U.S. Government sponsored entities' asset-backed securities	753,444	16,525	2,293	767,676
Other equity securities	1,120	1,510	—	2,630
Total	$1,251,451	$18,605	$4,579	$1,265,477

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$133,383	$3,118	$83	$136,418

 Securities with unrealized losses at March 31, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$179,173	$827	$215,428	$1,459	$394,601	$2,286
U.S. Government agencies' asset-backed securities	$—	$—	$132,583	$2,293	$132,583	$2,293
Total	$179,173	$827	$348,011	$3,752	$527,184	$4,579
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$8,028	$83	$8,028	$83

Investment securities at December 31, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$546,886	$11	$8,833	$538,064
U.S. Government sponsored entities' asset-backed securities	751,974	13,421	4,242	761,153
Other equity securities	1,120	1,578	—	2,698
Total	$1,299,980	$15,010	$13,075	$1,301,915

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$140,562	$3,088	$160	$143,490

Securities with unrealized losses at December 31, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$119,913	$87	$388,140	$8,746	$508,053	$8,833
U.S. Government sponsored entities' asset-backed securities	73,276	136	170,430	4,106	243,706	4,242
Total	$193,189	$223	$558,570	$12,852	$751,759	$13,075
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$8,032	$148	$2,714	$12	$10,746	$160

Management does not believe any of the unrealized losses at March 31, 2015 or December 31, 2014 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2015, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Treasury and sponsored entities' obligations:
Due within one year	100,000	100,568	2.11%
Due five through ten years	396,887	394,603	2.43%
Total	$496,887	$495,171	2.36%

U.S. Government sponsored entities' asset-backed securities:	$753,444	$767,676	2.34%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Government sponsored entities' asset-backed securities	$133,383	$136,418	3.51%

The $495.2 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 5 to 8 years. Of the $495.2 million reported at March 31, 2015, $100.6 million were expected to be called and are shown in the table at their expected call date. The remaining average life of the investment portfolio is estimated to be 4.7 years.

There were no sales of investment securities during the three-month periods ended March 31, 2015 or 2014.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	March 31, 2015	December 31, 2014
(In thousands)
Federal Home Loan Bank stock	$50,086	$50,086
Federal Reserve Bank stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan replaces Park's 2005 Incentive Stock Option Plan (the "2005 Plan") and Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the "Directors' Stock Plan") which were terminated immediately following the approval of the 2013 Incentive Plan. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be issued and delivered in connection with grants under the 2013 Incentive Plan. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At March 31, 2015, 534,250 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. On January 2, 2015, the Compensation Committee of the Board of Directors of Park granted awards of 23,025 PBRSUs to certain employees of Park, which grants were effective on January 2, 2015. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting.

Share-based compensation expense of $259,000 and $103,000 was recognized for the three-month periods ended March 31, 2015 and 2014, respectively. Park expects to recognize additional share-based compensation expense of approximately $1.1 million through the first quarter of 2018 related to PBRSUs granted in 2014 and approximately $1.8 million through the first quarter of 2019 related to PBRSUs granted in 2015.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park generally contributes annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the three-month periods ended March 31, 2015 and 2014.

The following table shows the components of net periodic benefit (income) expense:

	Three Months Ended March 31,
(In thousands)	2015	2014
Service cost	$1,342	$1,083
Interest cost	1,174	1,144
Expected return on plan assets	(2,855)	(2,717)
Amortization of prior service cost	4	5
Recognized net actuarial loss	159	—
Benefit (income) expense	$(176)	$(485)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.26 billion at March 31, 2015, compared to $1.27 billion at December 31, 2014 and $1.30 billion at March 31, 2014. At March 31, 2015, $6.3 million of the sold mortgage loans were sold with recourse compared to $7.0 million at December 31, 2014 and $9.3 million at March 31, 2014. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2015 and December 31, 2014, management had established reserves of $171,000 and $379,000, respectively, to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2015	2014
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,613	$9,013
Additions	313	158
Amortization	(392)	(393)
Changes in valuation allowance	(222)	—
Carrying amount, net, end of period	$8,312	$8,778

Valuation allowance:
Beginning of period	$826	$1,031
Changes in valuation allowance	222	—
End of period	$1,048	$1,031

Servicing fees included in other service income were $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals in accordance with Park's valuation requirements per its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$495,171	$—	$495,171
U.S. Government sponsored entities’ asset-backed securities	—	767,676	—	767,676
Equity securities	1,891	—	739	2,630
Mortgage loans held for sale	—	7,987	—	7,987
Mortgage IRLCs	—	189	—	189

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$538,064	$—	$538,064
U.S. Government sponsored entities’ asset-backed securities	—	761,153	—	761,153
Equity securities	1,922	—	776	2,698
Mortgage loans held for sale	—	5,264	—	5,264
Mortgage IRLCs	—	70	—	70

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 or 2014. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The following methods and assumptions were used by the Company in determining fair value of the financial assets and liabilities discussed above:

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The Fair Value Measurements tables exclude Park’s FHLB stock and FRB stock. These assets are carried at their respective redemption values, as it is not practicable to calculate their fair values. For securities where quoted prices or market prices of similar securities are not available, which include municipal securities, fair values are calculated using discounted cash flows.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2015 and 2014

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(37)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at March 31, 2015	$739	$(226)

Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(48)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at March 31, 2014	$711	$(135)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated independent valuations are obtained annually for all impaired loans in accordance with Company policy.

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

Fair Value Measurements at March 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,163	$2,163
Construction real estate:
SEPH commercial land and development	—	—	2,076	2,076
Remaining commercial	—	—	3,199	3,199
Residential real estate	—	—	1,857	1,857
Total impaired loans recorded at fair value	$—	$—	$9,295	$9,295

Mortgage servicing rights	$—	$4,657	$—	$4,657

OREO:
Commercial real estate	—	—	862	862
Construction real estate	—	—	6,455	6,455
Residential real estate	—	—	2,576	2,576
Total OREO	$—	$—	$9,893	$9,893

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$8,481	$8,481
Construction real estate:
SEPH commercial land and development	—	—	2,078	2,078
Remaining commercial	—	—	3,483	3,483
Residential real estate	—	—	2,921	2,921
Total impaired loans recorded at fair value	$—	$—	$16,963	$16,963

Mortgage servicing rights	$—	$2,928	$—	$2,928

OREO:
Commercial real estate	—	—	1,470	1,470
Construction real estate	—	—	6,473	6,473
Residential real estate	—	—	2,369	2,369
Total OREO	$—	$—	$10,312	$10,312

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

	March 31, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$12,520	$13,228	$3,225	$9,295
Remaining impaired loans	57,972	12,564	1,839	56,133
Total impaired loans	$70,492	$25,792	$5,064	$65,428

	December 31, 2014
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$19,643	$19,731	$2,680	$16,963
Remaining impaired loans	54,069	12,749	980	53,089
Total impaired loans	$73,712	$32,480	$3,660	$70,052

The expense of credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2015 and 2014 was $1.0 million and $2.2 million, respectively.

MSRs totaled $8.3 million at March 31, 2015. Of this $8.3 million MSR carrying balance, $4.7 million was recorded at fair value and included a valuation allowance of $1.0 million. The remaining $3.6 million was recorded at cost, as the fair value of the MSRs exceeded cost at March 31, 2015. At December 31, 2014, MSRs totaled $8.6 million. Of this $8.6 million MSR carrying balance, $2.9 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $5.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2014. The expense related to MSRs carried at fair value during the three-month period ended March 31, 2015 was $0.2 million. There was no income or expense related to MSRs carried at fair value during the three-month period ended March 31, 2014.

Total OREO held by Park at March 31, 2015 and December 31, 2014 was $26.3 million and $22.6 million, respectively. Approximately 38% of OREO held by Park at March 31, 2015 and 46% at December 31, 2014 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2015 and December 31, 2014, OREO held at fair value, less estimated selling costs, amounted to $9.9 million and $10.3 million, respectively. The net expense related to OREO fair value adjustments was $0.3 million and $0.4 million for the three-month periods ended March 31, 2015 and 2014, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and December 31, 2014:

March 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,163	Sales comparison approach	Adj to comparables	0.0% - 137.3% (25.8%)
		Bulk sale approach	Discount rate	8.0% (8.0%)
		Income approach	Capitalization rate	8.0% - 10.3% (9.1%)
		Cost approach	Accumulated depreciation	23.0% - 50.0% (37.6%)

Construction real estate:
SEPH commercial land and development	$2,076	Sales comparison approach	Adj to comparables	5.0% - 35.0% (17.5%)
		Bulk sale approach	Discount rate	10.8% (10.8%)

Remaining commercial	$3,199	Sales comparison approach	Adj to comparables	0.2% - 67.0% (25.1%)
		Bulk sale approach	Discount rate	10.0% - 20.0% (14.8%)

Residential real estate	$1,857	Sales comparison approach	Adj to comparables	0.0% - 83.0% (14.1%)
		Income approach	Capitalization rate	13.0% (13.0%)

Other real estate owned:
Commercial real estate	$862	Sales comparison approach	Adj to comparables	0.0% - 60.0% (26.3%)
		Income approach	Capitalization rate	8.4% (8.4%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$6,455	Sales comparison approach	Adj to comparables	0.0% - 82.9% (27.3%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,576	Sales comparison approach	Adj to comparables	0.0% - 51.2% (10.5%)
		Income approach	Capitalization rate	6.8% - 17.4% (8.3%)
		Cost approach	Accumulated depreciation	60.0% (60.0%)

Balance at December 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$8,481	Sales comparison approach	Adj to comparables	0.0% - 84.0% (38.8%)
		Income approach	Capitalization rate	8.0% - 9.5% (9.4%)
		Cost approach	Accumulated depreciation	23.0% (23.0%)

Construction real estate:
SEPH commercial land and development	$2,078	Sales comparison approach	Adj to comparables	5.0% - 35.0% (17.5%)
		Bulk sale approach	Discount rate	10.8% (10.8%)

Remaining commercial	$3,483	Sales comparison approach	Adj to comparables	0.2% - 76.0% (45.4%)
		Bulk sale approach	Discount rate	10.0% - 22.0% (16.5%)

Residential real estate	$2,921	Sales comparison approach	Adj to comparables	0.0% - 120.6% (11.1%)
		Income approach	Capitalization rate	7.9% - 10.0% (8.0%)

Other real estate owned:
Commercial real estate	$1,470	Sales comparison approach	Adj to comparables	0.0% - 87.0% (30.5%)
		Income approach	Capitalization rate	8.4% - 10.0% (9.4%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$6,473	Sales comparison approach	Adj to comparables	0.0% - 82.9% (27.1%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,369	Sales comparison approach	Adj to comparables	0.0% - 38.3% (10.1%)
		Income approach	Capitalization rate	6.8% - 7.8% (7.6%)

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

The fair value of financial instruments at March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$580,485	$580,485	$—	$—	$580,485
Investment securities	1,398,860	1,891	1,399,265	739	1,401,895
Accrued interest receivable - securities	4,313	—	4,313	—	4,313
Accrued interest receivable - loans	13,666	—	—	13,666	13,666

Loans held for sale	7,987	—	7,987	—	7,987
Mortgage IRLCs	189	—	189	—	189
Impaired loans carried at fair value	9,295	—	—	9,295	9,295
Other loans, net	4,757,951	—	—	4,775,046	4,775,046
Loans receivable, net	$4,775,422	$—	$8,176	$4,784,341	$4,792,517

Financial liabilities:
Noninterest bearing checking accounts	$1,262,442	$1,262,442	$—	$—	$1,262,442
Interest bearing transactions accounts	1,311,827	1,311,827	—	—	1,311,827
Savings accounts	1,558,128	1,558,128	—	—	1,558,128
Time deposits	1,380,750	—	1,392,772	—	1,392,772
Other	2,700	2,700	—	—	2,700
Total deposits	$5,515,847	$4,135,097	$1,392,772	$—	$5,527,869

Short-term borrowings	$239,961	$—	$239,961	$—	$239,961
Long-term debt	733,555	—	778,231	—	778,231
Subordinated debentures/notes	45,000	—	43,421	—	43,421
Accrued interest payable – deposits	1,136	14	1,122	—	1,136
Accrued interest payable – debt/borrowings	1,452	7	1,445	—	1,452

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$237,699	$237,699	$—	$—	$237,699
Investment securities	1,442,477	1,922	1,442,708	775	1,445,405
Accrued interest receivable - securities	4,048	—	4,048	—	4,048
Accrued interest receivable - loans	13,629	—	—	13,629	13,629

Loans held for sale	5,264	—	5,264	—	5,264
Mortgage IRLCs	70	—	70	—	70
Impaired loans carried at fair value	16,963	—	—	16,963	16,963
Other loans, net	4,753,033	—	—	4,757,461	4,757,461
Loans receivable, net	$4,775,330	$—	$5,334	$4,774,424	$4,779,758

Financial liabilities:
Noninterest bearing checking accounts	$1,269,296	$1,269,296	$—	—	$1,269,296
Interest bearing transactions accounts	1,122,079	1,122,079	—	—	1,122,079
Savings accounts	1,325,445	1,325,445	—	—	1,325,445
Time deposits	1,409,911	—	1,422,885	—	1,422,885
Other	1,269	1,269	—	—	1,269
Total deposits	$5,128,000	$3,718,089	$1,422,885	$—	$5,140,974

Short-term borrowings	$276,980	$—	$276,980	$—	$276,980
Long-term debt	786,602	—	827,500	—	827,500
Subordinated debentures/notes	45,000	—	42,995	—	42,995
Accrued interest payable – deposits	1,125	14	1,111	—	1,125
Accrued interest payable – debt/borrowings	1,426	3	1,423	—	1,426

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month periods ended March 31, 2015 and 2014:

Three months ended March 31, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2014	$(14,865)	$1,257	$(13,608)
Other comprehensive income before reclassifications	—	7,859	7,859
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	7,859	7,859
Ending balance at March 31, 2015	$(14,865)	$9,116	$(5,749)

Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	10,941	10,941
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	10,941	10,941
Ending balance at March 31, 2014	$(5,598)	$(18,880)	$(24,478)

During the three-month periods ended March 31, 2015 and 2014, there were no reclassifications out of accumulated other comprehensive income.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital, help create affordable housing opportunities, and to assist the Company to achieve our goals associated with the Community Reinvestment Act.
Previously, these investments were accounted for under the cost method of accounting with amortization of the investment being recorded in miscellaneous other expense and tax benefits recognized in the provision for income taxes.
During the first quarter of 2015, Park adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, and elected the proportional amortization method with amortization expense and tax benefits recognized through the provision for income taxes. This ASU is required to be applied retrospectively to all periods presented. As a result of these changes, Park recorded a cumulative-effect adjustment to beginning retained earnings.

The following table summarizes the impact of retrospective application to the balance sheet and income statement for all periods presented as well as the year ended December 31, 2014:

(in thousands)	December 31, 2014
Other assets
As previously reported	$140,803
As reported under the new guidance	138,746

Total assets
As previously reported	$7,003,256
As reported under the new guidance	7,001,199

Retained earnings
As previously reported	$486,541
As reported under the new guidance	484,484

Total equity
As previously reported	$698,598
As reported under the new guidance	696,541

(in thousands)	3 months ended March 31, 2014	12 months ended December 31, 2014
Total other expense
As previously reported	$47,698	$195,234
As reported under the new guidance	45,779	187,510

Income tax expense
As previously reported	$6,036	$28,602
As reported under the new guidance	7,997	36,459

Net income
As previously reported	$19,619	$84,090
As reported under the new guidance	19,577	83,957

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of March 31, 2015 and December 31, 2014.

(in thousands)	March 31, 2015	December 31, 2014
Affordable housing tax credit investments	$47,184	$48,911
Unfunded commitments	14,038	16,629

During each of the three months ended March 31, 2015 and 2014, Park recognized amortization expense of $1.7 million which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2015 and 2014, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million and $2.2 million, respectively.

Note 17 – Repurchase Agreement Borrowings

Securities sold under agreements to repurchase ("repurchase agreements") with customers represent funds deposited by customers, generally on an overnight basis, that are collateralized by investment securities owned by Park. Repurchase agreements with customers are included in short-term borrowings on the consolidated condensed balance sheets. Park's repurchase agreements with a third-party financial institution are classified as long-term debt on the consolidated condensed balance sheets.

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements reflected in short-term borrowings consist of customer accounts and securities which are pledged on an individual security basis.

At March 31, 2015 and December 31, 2014, Park's repurchase agreement borrowings totaled $540 million and $577 million, respectively. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $581 million and $664 million at March 31, 2015 and December 31, 2014, respectively.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at March 31, 2015 and December 31, 2014:

	March 31, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$234,438	$26	$1,878	$303,619	$539,961

	December 31, 2014
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$268,427	$164	$4,940	$303,449	$576,980

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution paying a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $13.6 million and $14.8 million remained unamortized as of March 31, 2015 and December 31, 2014, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the current economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on demand for loan, deposit and other financial services, delinquencies, defaults and counterparty ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S. and European government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe; unfavorable resolution of legal proceedings or other claims and regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.
Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report to Shareholders (the "2014 Annual Report”) lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. generally accepted accounting principles (U.S. GAAP) and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2014 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2015 and 2014

Summary Discussion of Results

Net income for the three months ended March 31, 2015 was $19.0 million, compared to $19.6 million for the first quarter of 2014. Diluted earnings per common share were $1.23 for the first quarter of 2015, compared to $1.27 for the first quarter of 2014. Weighted average diluted common shares outstanding were 15,421,928 for the three months ended March 31, 2015, compared to 15,414,897 weighted average diluted common shares for the first quarter of 2014.

Financial Results by segment
The table below reflects the net income (loss) by segment for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014, and 2013. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q1 2015	Q1 2014	2014	2013
PNB	$19,159	$19,565	$82,907	$75,236
GFSC	281	604	1,175	2,888
Parent Company	(694)	(904)	(5,050)	(1,397)
Ongoing operations	$18,746	$19,265	$79,032	$76,727
SEPH	298	312	4,925	142
Total Park	$19,044	$19,577	$83,957	$76,869

The category “Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its problem assets. Management considers the “Ongoing operations” results, which exclude the results of SEPH, to be reflective of the business of Park and its subsidiaries on a going forward basis. The discussion below provides some additional information regarding the segments that make up the “Ongoing operations”, followed by additional information regarding SEPH.

During the first quarter of 2015, Park adopted ASU 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, and elected the proportional amortization method with amortization expense and tax benefits recognized through the provision for income taxes.  Previously, these investments were accounted for under the cost method of accounting with amortization of the investment being recorded in miscellaneous other expense and tax benefits recognized in the provision for income taxes.  This ASU is required to be applied retrospectively to all periods presented. As a result of the adoption of this ASU, all prior periods have been recast to reflect amortization under the proportional amortization method.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q1 2015	Q1 2014	2014	2013
Net interest income	$53,821	$53,099	$218,641	$210,781
Provision for (recovery of) loan losses	2,022	(140)	3,517	14,039
Other income	18,012	15,703	70,542	70,841
Loss on sale of investment securities	—	—	(1,158)	—
Other expense	41,932	40,392	163,641	158,651
Income before income taxes	$27,879	$28,550	$120,867	$108,932
Federal income taxes	8,720	8,985	37,960	33,696
Net income	$19,159	$19,565	$82,907	$75,236

Net interest income for the quarterly period ended March 31, 2015 increased by $722,000, or 1.36%, compared to the same period in 2014 primarily due to loan growth of 4.81%. Other income of $18.0 million for the 2015 first quarter represented a $2.3 million or 14.7% increase, compared to $15.7 million for the same period in 2014. Included in the $2.3 million increase was income of $791,000 related to proceeds from the death benefits paid from a bank owned life insurance policy. Other expense of $41.9 million for the 2015 first quarter represented an increase of $1.5 million or 3.81%, compared to $40.4 million in the 2014 first quarter. Included in the $1.5 million increase was a contract termination fee and a borrowing prepayment penalty that resulted in aggregate additional expense of $1.1 million.

PNB results for the three months ended March 31, 2015 also included income and expense related to participations in legacy Vision Bank ("Vision") assets. For the three months ended March 31, 2015, there were recoveries from loans previously charged off of $541,000, gains on the sale of OREO of $360,000, gains on sale of loans of $46,000 and expenses of $235,000 related to participations in legacy Vision assets. For the three months ended March 31, 2014, there were recoveries from loans previously charged off of $1.9 million and expenses of $270,000 related to participations in legacy Vision assets. For the fiscal year ended December 31, 2014, there were net recoveries from loans previously charged off of $6.2 million, gains on the sale of OREO of $1.2 million and expenses of $2.0 million related to participations in legacy Vision assets. For the fiscal year ended December 31, 2013, there were net recoveries of $0.6 million and expenses of $1.6 million related to participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of March 31, 2015, December 31, 2014 and March 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014	% change from 12/31/14	% change from 03/31/14
Loans	$4,786,901	$4,781,761	$4,567,326	0.11%	4.81%
Allowance for loan losses	53,141	52,000	57,795	2.19%	(8.05)%
Net loans	4,733,760	4,729,761	4,509,531	0.08%	4.97%
Investment securities	1,454,895	1,498,444	1,414,289	(2.91)%	2.87%
Total assets	7,212,490	6,910,386	6,700,563	4.37%	7.64%
Average assets	7,118,563	6,790,615	6,654,086	4.83%	6.98%
Return on average assets	1.09%	1.22%	1.19%	(10.66)%	(8.40)%

Loans outstanding at March 31, 2015 of $4.79 billion represented an increase of $5.1 million, or 0.11%, compared to the loans outstanding of $4.78 billion at December 31, 2014.

PNB's allowance for loan losses increased by $1.1 million, or 2.19%, to $53.1 million at March 31, 2015, compared to $52.0 million at December 31, 2014. Net charge-offs were $881,000, or an annualized 0.07% of total average loans, for the three months ended March 31, 2015. Refer to the “Credit Metrics and Provision for (recovery of) Loan Losses” section for additional information regarding the credit metrics of PNB's loan portfolio and the level of provision for (recovery of) loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q1 2015	Q1 2014	2014	2013
Net interest income	$1,692	$1,978	$7,457	$8,741
Provision for loan losses	495	274	1,544	1,175
Other income (loss)	2	1	(1)	11
Other expense	779	775	4,103	3,133
Income before income taxes	$420	$930	$1,809	$4,444
Federal income taxes	139	326	634	1,556
Net income	$281	$604	$1,175	$2,888

The table below provides certain balance sheet information and financial ratios for GFSC as of March 31, 2015, December 31, 2014 and March 31, 2014.

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014	% change from 12/31/14	% change from 03/31/14
Loans	$38,901	$40,645	$44,615	(4.29)%	(12.81)%
Allowance for loan losses	2,267	2,352	2,462	(3.61)%	(7.92)%
Net loans	36,634	38,293	42,153	(4.33)%	(13.09)%
Total assets	38,569	40,308	44,564	(4.31)%	(13.45)%
Average assets	39,661	43,038	46,104	(7.85)%	(13.97)%
Return on average assets	2.87%	2.73%	5.31%	5.13%	(45.95)%

Park Parent Company

The table below reflects the Park Parent Company net loss for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q1 2015	Q1 2014	2014	2013
Net interest income (expense)	$110	$(402)	$(2,012)	$2,828
Provision for loan losses	—	—	—	—
Other income	99	107	175	469
Other expense	1,911	2,091	8,000	7,520
Loss before income taxes	$(1,702)	$(2,386)	$(9,837)	$(4,223)
Federal income tax benefit	(1,008)	(1,482)	(4,787)	(2,826)
Net loss	$(694)	$(904)	$(5,050)	$(1,397)

The net interest income (expense) for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income (expense) includes interest expense related to the $30.00 million of subordinated notes issued by Park to accredited investors on April 20, 2012. Prior period results included interest expense related to the $35.25 million of subordinated notes issued by Park to accredited investors on December 23, 2009. Park paid in full the $35.25 million outstanding principal amount of the 10% Subordinated Notes due December 23, 2019, plus accrued interest, on December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009.

SEPH

The table below reflects SEPH's net income for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013. SEPH holds the remaining assets and liabilities of those retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q1 2015	Q1 2014	2014	2013
Net interest (expense) income	$(88)	$(195)	$958	$(1,325)
Recovery of loan losses	(885)	(2,359)	(12,394)	(11,799)
Other income	760	837	5,991	1,956
Other expense	1,098	2,521	11,766	12,211
Income before income taxes	$459	$480	$7,577	$219
Federal income taxes	161	168	2,652	77
Net income	$298	$312	$4,925	$142

SEPH's financial results for the three months ended March 31, 2015 included net recoveries of $885,000. The net recoveries during 2015 consisted of charge-offs of $16,000, offset by recoveries from loans previously charged off of $901,000. Other income for the three months ended March 31, 2015 at SEPH of $760,000 was largely related to net gains on the sale of loans of $722,000 and non-yield loan fee income of $130,000, offset by OREO devaluations of $94,000. The $1.4 million decline in other expense for the three months ended March 31, 2015 compared to the same period in 2014 was primarily the result of declines in legal fees of $574,000, management and consulting fees of $191,000 and other OREO expense of $425,000.

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of March 31, 2015, December 31, 2014, and December 31, 2013, showing the decline in legacy Vision assets at SEPH over the last fifteen months.

(In thousands)	SEPH 03/31/15	SEPH 12/31/14	SEPH 12/31/13	Change from 12/31/14	Change from 12/31/13
Nonperforming loans	$18,582	$23,013	$36,108	$(4,431)	$(17,526)
OREO	16,114	11,918	23,224	4,196	(7,110)
Total nonperforming assets	$34,696	$34,931	$59,332	$(235)	$(24,636)
Performing loans	$930	$943	$1,907	$(13)	$(977)
Total SEPH - Legacy Vision assets	$35,626	$35,874	$61,239	$(248)	$(25,613)

OREO at SEPH increased by $4.2 million from $11.9 million at December 31, 2014 to $16.1 million at March 31, 2015. The increase was due to the continued workout of problem credits. In addition to the SEPH assets listed above, PNB participations in legacy Vision assets totaled $11.5 million, $11.5 million, and $12.3 million at March 31, 2015, December 31, 2014, and December 31, 2013, respectively.

Park National Corporation

The table below reflects Park's net income for the first quarters of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q1 2015	Q1 2014	2014	2013
Net interest income	$55,535	$54,480	$225,044	$221,025
Provision for (recovery of) loan losses	1,632	(2,225)	(7,333)	3,415
Other income	18,873	16,648	75,549	73,277
Other expense	45,720	45,779	187,510	181,515
Income before income taxes	$27,056	$27,574	$120,416	$109,372
Federal income taxes	8,012	7,997	36,459	32,503
Net income	$19,044	$19,577	$83,957	$76,869

Net Interest Income Comparison for the First Quarter of 2015 and 2014

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income increased by $1.0 million, or 1.8%, to $55.5 million for the first quarter of 2015, compared to $54.5 million for the first quarter of 2014. See the discussion under the table below.

	Three months ended March 31, 2015		Three months ended March 31, 2014
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$4,815,358	4.68%	$4,607,198	4.84%
Taxable investments	1,480,068	2.57%	1,449,942	2.65%
Tax exempt investments	—	—%	155	7.02%
Money market instruments	341,072	0.25%	181,026	0.25%
Interest earning assets	$6,636,498	3.98%	$6,238,321	4.20%

Interest bearing deposits	$4,066,187	0.31%	$3,748,845	0.29%
Short-term borrowings	271,353	0.20%	250,818	0.20%
Long-term debt	831,358	3.04%	867,084	3.30%
Interest bearing liabilities	$5,168,898	0.74%	$4,866,747	0.82%
Excess interest earning assets	$1,467,600		$1,371,574
Net interest spread		3.24%		3.38%
Net interest margin		3.40%		3.56%

Average interest earning assets for the first quarter of 2015 increased by $398 million, or 6.4%, to $6,636 million, compared to $6,238 million for the first quarter of 2014. The average yield on interest earning assets decreased by 22 basis points to 3.98% for the first quarter of 2015, compared to 4.20% for the first quarter of 2014.

Average interest bearing liabilities for the first quarter of 2015 increased by $302 million, or 6.2%, to $5,169 million, compared to $4,867 million for the first quarter of 2014. The average cost of interest bearing liabilities decreased by 8 basis points to 0.74% for the first quarter of 2015, compared to 0.82% for the first quarter of 2014.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $208 million, or 4.5%, to $4,815 million for the three months ended March 31, 2015, compared to $4,607 million for the first quarter of 2014. Period end loan balances as of March 31, 2015 and 2014 were $4,831 million and $4,624 million, respectively. The average yield on the loan portfolio decreased by 16 basis points to 4.68% for the first quarter of 2015, compared to 4.84% for the first quarter of 2014. The decrease in the average yield on the loan portfolio over the twelve-month period was primarily due to an increase in the percentage of the loan portfolio associated with installment loans and 15-year, fixed rate mortgage loans.

	Three months ended March 31, 2015		Three months ended March 31, 2014
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home Equity	$215,300	3.94%	$212,249	4.04%
Installment and Indirect Loans	935,432	5.64%	777,862	6.52%
Real Estate Loans	1,222,609	3.79%	1,177,418	3.86%
Commercial Loans	2,434,673	4.81%	2,432,455	4.83%
Other	7,344	10.23%	7,214	10.96%
Total Loans and Leases before Allowance	$4,815,358	4.68%	$4,607,198	4.84%

The following table displays the average balance of the loan portfolio, the interest income earned on the loan portfolio and the tax equivalent yield on the loan portfolio for the past five quarters.

Quarter ended (Dollars in thousands)	Average balance of loan portfolio	Interest Income	Tax equivalent yield
March 31, 2014	$4,607,198	$54,753	4.84%
June 30, 2014	$4,678,483	$57,004	4.91%
September 30, 2014	$4,768,253	$57,492	4.80%
December 31, 2014	$4,812,439	$58,395	4.83%
March 31, 2015	$4,815,358	$55,412	4.68%

Park's total loans outstanding at March 31, 2015 were $4,831 million, compared to $4,830 million at December 31, 2014, an increase of $1 million, or an annualized 0.08%. Loan balances at Park's Ohio-based bank subsidiary, PNB, increased by $5 million, or an annualized 0.4%, to $4,787 million at March 31, 2015, compared to $4,782 million at December 31, 2014.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Quarter ended (Dollars in thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
March 31, 2014	$6,238,321	$54,480	3.56%
June 30, 2014	$6,244,100	$56,561	3.65%
September 30, 2014	$6,360,829	$56,709	3.55%
December 31, 2014	$6,572,463	$57,294	3.47%
March 31, 2015	$6,636,498	$55,535	3.40%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the three months ended March 31, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - first three months	$4,815,358	$1,480,068	$341,072	$6,636,498
Percentage of total earning assets	72.56%	22.30%	5.14%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first three months of 2015 was $4,815 million, compared to $4,717 million for all of 2014, an increase of $98 million or 2.1%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the three months ended March 31, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

	Loans	Investments	Money Market Instruments	Total
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - first three months	4.68%	2.57%	0.25%	3.98%

Credit Metrics and Provision for (Recovery of) Loan Losses

Park recorded a provision for loan losses in the amount of $1.6 million for the three months ended March 31, 2015, compared to a recovery of loan losses in the amount of $2.2 million for the same period in 2014. Net loan charge-offs for Park were $576,000 for the first quarter of 2015, compared to net recoveries of $3.0 million for the first quarter of 2014. Park's annualized ratio of net loan charge-offs to average loans was 0.05% for the three months ended March 31, 2015, compared to net loan recoveries to average loans of 0.27% for the same period in 2014.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $2.5 million for the three months ended March 31, 2015 and $134,000 for the same period in 2014. Net loan charge-offs for PNB and Guardian totaled $1.5 million for the first three months of 2015, compared to net recoveries of $654,000 for the same period in 2014. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.12% for the three months ended March 31, 2015, compared to an annualized ratio of net recoveries to averages loans of 0.06% for the same period in 2014.

SEPH recorded a recovery of loan losses of $885,000 for the three months ended March 31, 2015, compared to a recovery of loan losses of $2.4 million for the same period in 2014.

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

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at March 31, 2015, December 31, 2014 and March 31, 2014.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Total allowance for loan losses	$55,408	$54,352	$60,257
Specific reserves	5,064	3,660	11,322
General reserves	$50,344	$50,692	$48,935

Total loans	$4,811,318	$4,805,725	$4,590,787
Impaired commercial loans	52,260	51,323	75,196
Non-impaired loans	$4,759,058	$4,754,402	$4,515,591

Total allowance for loan losses to total loan ratio	1.15%	1.13%	1.31%
General reserves as a % of non-impaired loans	1.06%	1.07%	1.08%

As the table above shows, specific reserves were $5.1 million at March 31, 2015, an increase of $1.4 million, compared to $3.7 million at December 31, 2014. General reserves for Park’s ongoing operations were $50.3 million at March 31, 2015, a decrease of $0.4 million, compared to $50.7 million at December 31, 2014. The general reserve as a percentage of performing loans decreased to 1.06% at March 31, 2014, compared to 1.07% at December 31, 2014.

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (4) OREO which results from taking possession of property that served as collateral for a defaulted loan. The following table compares Park’s nonperforming assets at March 31, 2015, December 31, 2014 and March 31, 2014.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$95,873	$100,393	$128,026
Accruing TDRs	16,802	16,254	17,957
Loans past due 90 days or more	1,629	2,641	1,289
Total nonperforming loans	$114,304	$119,288	$147,272

OREO – PNB	10,223	10,687	12,486
OREO – SEPH	16,114	11,918	22,626
Total nonperforming assets	$140,641	$141,893	$182,384

Percentage of nonaccrual loans to total loans	1.98%	2.08%	2.77%
Percentage of nonperforming loans to total loans	2.37%	2.47%	3.19%
Percentage of nonperforming assets to total loans	2.91%	2.94%	3.94%
Percentage of nonperforming assets to total assets	1.92%	2.03%	2.68%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At March 31, 2015, management deemed it appropriate to have $16.8 million of TDRs on accrual status, while the remaining $42.6 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. During the three-month period ended March 31, 2015, Park did not remove the TDR classification on any loans as they did not meet the requirements discussed above. During the three-month period ended March 31, 2014, Park removed the TDR classification on $966,000 of loans that met the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of March 31, 2015, December 31, 2014 and March 31, 2014 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$77,387	$77,477	$96,672
Accruing TDRs	16,706	16,157	17,860
Loans past due 90 days or more	1,629	2,641	1,289
Total nonperforming loans	$95,722	$96,275	$115,821

OREO – PNB	10,223	10,687	12,486
Total nonperforming assets	$105,945	$106,962	$128,307

Percentage of nonaccrual loans to total loans	1.61%	1.61%	2.11%
Percentage of nonperforming loans to total loans	1.99%	2.00%	2.52%
Percentage of nonperforming assets to total loans	2.20%	2.23%	2.79%
Percentage of nonperforming assets to total assets	1.47%	1.55%	1.91%

SEPH - Nonperforming Assets

(In thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Nonaccrual loans	$18,486	$22,916	$31,354
Accruing TDRs	96	97	97
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$18,582	$23,013	$31,451

OREO – SEPH	16,114	11,918	22,626
Total nonperforming assets	$34,696	$34,931	$54,077

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines that the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

As of March 31, 2015, Park had taken partial charge-offs of approximately $25.8 million related to the $70.5 million of commercial loans considered to be impaired, compared to charge-offs of approximately $32.5 million related to the $73.7 million of impaired commercial loans at December 31, 2014. The table below provides additional information related to the Park impaired commercial loans at March 31, 2015, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at March 31, 2015

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$51,497	$5,196	$46,301	$5,064	$41,237	80.08%
PNB participations in Vision loans	10,302	4,343	5,959	—	5,959	57.84%
SEPH - loans	34,436	16,235	18,201	—	18,201	52.85%
PRK totals	$96,235	$25,774	$70,461	$5,064	$65,397	67.96%

A portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” or “substandard.” “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well-defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s 72-month loss experience for the period ended December 31, 2014, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.54% of the principal balance of these loans. This 72-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $28.8 million or 1.22% of the outstanding principal balance of accruing commercial loans at March 31, 2015.

The overall reserve of 1.22% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.17%; special mention commercial loans are reserved at 5.49%; and substandard commercial loans are reserved at 8.71%. At March 31, 2015, the coverage period within the commercial portfolio was approximately 2.29 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 72-month loss experience of 0.54% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass to impaired.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 72 months, through December 31, 2014. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At March 31, 2015, the coverage period within the consumer portfolio was approximately 1.98 years.

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

Other Income

Other income increased by $2.2 million to $18.9 million for the quarter ended March 31, 2015, compared to $16.6 million for the first quarter of 2014.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2015	2014	Change
Income from fiduciary activities	$4,912	$4,541	$371
Service charges on deposits	3,381	3,659	(278)
Other service income	2,301	1,918	383
Checkcard fee income	3,351	3,213	138
Bank owned life insurance income	1,878	1,262	616
OREO valuation adjustments	(304)	(416)	112
Gain on sale of OREO, net	673	706	(33)
Gain on sale of loans held for sale	756	—	756
Miscellaneous	1,925	1,765	160
Other income	$18,873	$16,648	$2,225

The following table breaks out the change in total other income for the three months ended March 31, 2015 compared to March 31, 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended March 31 change from 2014 to 2015
(In thousands)	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$371	$—	$371
Service charges on deposits	(278)	—	(278)
Other service income	267	116	383
Checkcard fee income	138	—	138
Bank owned life insurance income	616	—	616
OREO valuation adjustments	451	(339)	112
Gain (loss) on sale of OREO, net	548	(581)	(33)
Gain on sale of loans held for sale	34	722	756
Miscellaneous	155	5	160
Other income	$2,302	$(77)	$2,225

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $371,000, or 8.2%, to $4.9 million for the three months ended March 31, 2015, compared to $4.5 million for the same period in 2014. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2015 was $4,392 million, an increase of approximately 6.8% compared to the average for the three months ended March 31, 2014 of $4,114 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $383,000, or 20.0%, to $2.3 million for the three months ended March 31, 2015, compared to $1.9 million for the same period in 2014. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category.

Service charges on deposits decreased by $278,000, or 7.6%, to $3.4 million for the three months ended March 31, 2015, compared to $3.7 million for the same period in 2014. The decline was related to a decrease in NSF fee income of $401,000, offset by an increase in deposit account maintenance fees of $147,000.

Bank owned life insurance income increased by $616,000, or 48.8%, to $1.9 million for the three months ended March 31, 2015, compared to $1.3 million for the same period in 2014. The increase was related to death benefits received in the first quarter of 2015.

Gains on the sale of loans held for sale was $756,000 for the three months ended March 31, 2015 compared to zero for the same period in 2014. This was related to certain commercial loans held for sale, with a book balance of $132,000 that were sold in the first quarter of 2015, recognizing a net gain of $756,000.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2015	2014	Change
Salaries and employee benefits	$26,667	$25,060	$1,607
Occupancy expense	2,579	2,832	(253)
Furniture and equipment expense	2,862	2,998	(136)
Data processing fees	1,267	1,114	153
Professional fees and services	4,694	6,283	(1,589)
Marketing	1,013	1,118	(105)
Insurance	1,461	1,447	14
Communication	1,331	1,343	(12)
State taxes	1,047	975	72
OREO expense	467	1,277	(810)
Miscellaneous	2,332	1,332	1,000
Other expense	$45,720	$45,779	$(59)

The following table breaks out the change in total other expense for the three months ended March 31, 2015, compared to March 31, 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended March 31 change from 2014 to 2015
(In thousands)	Ohio based operations	SEPH	Total
Salaries and employee benefits	$1,694	$(87)	$1,607
Occupancy expense	(253)	—	(253)
Furniture and equipment expense	(135)	(1)	(136)
Data processing fees	153	—	153
Professional fees and services	(819)	(770)	(1,589)
Marketing	(105)	—	(105)
Insurance	15	(1)	14
Communication	(11)	(1)	(12)
State taxes	26	46	72
OREO expense	(385)	(425)	(810)
Miscellaneous	1,184	(184)	1,000
Other expense	$1,364	$(1,423)	$(59)

Salaries and employee benefits increased by $1.6 million, or 6.4%, to $26.7 million for the three months ended March 31, 2015, compared to $25.1 million for the same period in 2014. The increase through the first three months of 2015 was largely related to a 6% increase in salary related expenses and a 7.9% increase in employee benefits (due to both increased medical insurance expense and pension expense).

Professional fees and services decreased by $1.6 million, or 25.3%, to $4.7 million for the three months ended March 31, 2015, compared to $6.3 million for the same period in 2014. The decrease was largely related to declines in legal expenses associated with PNB participations in Vision loans and other loan relationships at SEPH.

OREO expense for the three-month period ended March 31, 2015 continued to decline compared to the same periods in 2014, with a decrease of $810,000, or 63.4%, to $467,000 for three-month period ended March 31, 2015, compared to $1.3 million for the same period in 2014.

Miscellaneous expense increased by $1.0 million, or 75.1%, to $2.3 million for the three months ended March 31, 2015, compared to $1.3 million for the same period in 2014. The $1.0 million increase for the three-month period ended March 31, 2015 included expenses related to a prepayment penalty on borrowings and a contract termination fee.

The table below provides information related to total other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2014 and 2015 to date.

Other Expense - Quarterly 2014 and 2015
	PNB	GFSC	All Other	SEPH	Total PRK
Q1 2014	$40,392	$775	$2,091	$2,521	$45,779
Q2 2014	40,024	812	1,992	3,413	46,241
Q3 2014	38,992	774	1,874	3,332	44,972
Q4 2014	44,233	1,742	2,043	2,500	50,518
Total 2014	$163,641	$4,103	$8,000	$11,766	$187,510

Q1 2015	$41,932	$779	$1,911	$1,098	$45,720
YTD 2015	$41,932	$779	$1,911	$1,098	$45,720

Income Tax

Federal income tax expense was $8.0 million for the first quarter of 2015, compared to $8.0 million for the first quarter of 2014. The effective federal income tax rate for the first quarter of 2015 was 29.6%, compared to 29.0% for the same period in 2014. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2015 year will be approximately $5.7 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2015 and December 31, 2014

Changes in Financial Condition and Liquidity

Total assets increased by $303 million, or 4.3%, to $7,304 million at March 31, 2015, compared to $7,001 million at December 31, 2014. This increase was primarily due to the following:

•	Total investment securities decreased by $44 million, or 2.9%, to $1,457 million at March 31, 2015, compared to $1,501 million at December 31, 2014.

•
Cash and cash equivalents increased by $342 million to $580 million at March 31, 2015, compared to $238 million at December 31, 2014. Money market instruments represented the majority of this increase, and were $472 million at March 31, 2015, compared to $104 million at December 31, 2014. This increase in cash and cash equivalents is seasonal in nature and results primarily from an increase in public fund deposits during the first quarter.

Total liabilities increased by $292 million, or 4.6%, during the first three months of 2015 to $6,597 million at March 31, 2015, from $6,305 million at December 31, 2014. This increase was primarily due to the following:

•
Total deposits increased by $388 million, or 7.6%, to $5,516 million at March 31, 2015, compared to $5,128 million at December 31, 2014. The increase in deposits in the first three months of 2015 was largely the result of seasonal increases in public fund deposits during the first quarter.

•	Short-term borrowings decreased by $37 million, or 13.4%, to $240 million at March 31, 2015, from $277 million at December 31, 2014.

•
Long-term borrowings, including subordinated notes, decreased by $53 million or 6.7% to $734 million at March 31, 2015, compared to $787 million at December 31, 2014. During the first quarter of 2015, Park prepaid $54.5 million of long-term borrowings.

Total shareholders’ equity increased by $10.9 million, or 1.6%, to $707.4 million at March 31, 2015, from $696.5 million at December 31, 2014.

•	Retained earnings increased by $4.5 million during the period as a result of net income of $19.0 million, offset by common share dividends of $14.5 million.

•
Accumulated other comprehensive loss decreased by $7.9 million to a loss of $5.7 million at March 31, 2015, compared to a loss of $13.6 million at December 31, 2014. This improvement in the accumulated other comprehensive loss was related to a $7.9 million unrealized net holding gain (net of taxes) in the investment portfolio as a result of the mark-to-market treatment of available-for-sale securities for the first three months of 2015.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 66.14% at March 31, 2015, compared to 68.98% at December 31, 2014 and 67.91% at March 31, 2014. Cash and cash equivalents were $580.5 million at March 31, 2015, compared to $237.7 million at December 31, 2014 and $328.7 million at March 31, 2014. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2015 was $707.4 million, or 9.7% of total assets, compared to $696.5 million, or 9.9% of total assets, at December 31, 2014 and $664.5 million, or 9.8% of total assets, at March 31, 2014.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, Park adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

PNB met each of the well capitalized ratio guidelines at March 31, 2015. The following table indicates the capital ratios for PNB and Park at March 31, 2015 and December 31, 2014.

	As of March 31, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.92%	10.07%	10.07%	11.69%
Park National Corporation	9.17%	13.28%	12.98%	15.03%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.96%	10.13%	N/A	11.74%
Park National Corporation	9.25%	13.39%	N/A	15.14%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2014 Annual Report (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2014. There were no significant changes in contractual obligations and commitments during the first three months of 2015.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2015	December 31, 2014
Loan commitments	$968,637	$885,052
Standby letters of credit	$11,397	$12,473

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a bi-monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on pages 40 and 41 of Park’s 2014 Annual Report.

On page 40 (Table 34) of Park’s 2014 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $544 million or 8.46% of interest earning assets at December 31, 2014. At March 31, 2015, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $598 million or 8.86% of interest earning assets.

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

On page 41 of Park’s 2014 Annual Report, management reported that at December 31, 2014, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 7.1% using a declining interest rate scenario over the next year. At March 31, 2015, the earnings simulation model projected that net income would increase by 1.80% using a rising interest rate scenario and would decrease by 7.49% in a declining interest rate scenario. At March 31, 2015, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2015, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2015	—	—	—	559,750
February 1 through February 28, 2015	21,500	$82.92	21,500	538,250
March 1 through March 31, 2015	—	—	—	538,250
Total	21,500	$82.92	21,500	538,250

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2015 and December 31, 2014 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2015 and 2014 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: April 27, 2015	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: April 27, 2015	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer