Form 10-Q
period 2015-06-30
PARK NATIONAL CORP /OH/
filed 2015-07-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

 Yes   ☐   No   ☒

15,370,873 Common shares, no par value per share, outstanding at July 27, 2015.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$127,501	$133,511
Money market instruments	276,785	104,188
Cash and cash equivalents	404,286	237,699
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,368,902 and $1,299,980 at June 30, 2015 and December 31, 2014, respectively)	1,370,265	1,301,915
Securities held-to-maturity, at amortized cost (fair value of $123,546 and $143,490 at June 30, 2015 and December 31, 2014, respectively)	121,527	140,562
Other investment securities	58,311	58,311
Total investment securities	1,550,103	1,500,788

Loans	4,900,974	4,829,682
Allowance for loan losses	(57,427)	(54,352)
Net loans	4,843,547	4,775,330
Bank owned life insurance	179,979	171,928
Prepaid assets	81,950	75,190
Goodwill	72,334	72,334
Premises and equipment, net	58,725	55,479
Affordable housing tax credit investments	54,457	48,911
Other real estate owned	21,876	22,605
Accrued interest receivable	17,825	17,677
Mortgage loan servicing rights	8,561	8,613
Other	15,926	14,645
Total assets	$7,309,569	$7,001,199

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,299,264	$1,269,296
Interest bearing	4,213,102	3,858,704
Total deposits	5,512,366	5,128,000
Short-term borrowings	238,618	276,980
Long-term debt	735,062	786,602
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	21,339	16,629
Accrued interest payable	2,432	2,551
Other	48,789	48,896
Total liabilities	$6,603,606	$6,304,658

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,866 shares issued at June 30, 2015 and 16,150,888 shares issued at December 31, 2014)	303,573	303,104
Retained earnings	495,592	484,484
Treasury shares (779,989 shares at June 30, 2015 and 758,489 at December 31, 2014)	(79,222)	(77,439)
Accumulated other comprehensive loss, net of taxes	(13,980)	(13,608)
Total shareholders' equity	705,963	696,541
Total liabilities and shareholders’ equity	$7,309,569	$7,001,199

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:

Interest and fees on loans	$56,463	$57,004	$111,875	$111,757

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,113	9,271	18,502	18,747
Other interest income	228	88	445	201
Total interest and dividend income	65,804	66,363	130,822	130,705

Interest expense:

Interest on deposits:
Demand and savings deposits	556	399	1,042	792
Time deposits	2,542	2,133	5,164	4,411

Interest on borrowings:
Short-term borrowings	106	127	239	252
Long-term debt	6,085	7,143	12,327	14,209

Total interest expense	9,289	9,802	18,772	19,664

Net interest income	56,515	56,561	112,050	111,041

Provision for (recovery of) loan losses	1,612	(1,260)	3,244	(3,485)
Net interest income after provision for (recovery of) loan losses	54,903	57,821	108,806	114,526

Other income:
Income from fiduciary activities	5,210	4,825	10,122	9,366
Service charges on deposit accounts	3,684	3,942	7,065	7,601
Other service income	3,025	2,527	5,326	4,445
Checkcard fee income	3,665	3,493	7,016	6,706
Bank owned life insurance income	1,086	1,026	2,964	2,288
ATM fees	614	636	1,192	1,230
OREO valuation adjustments	(251)	(675)	(555)	(1,091)
Gain on sale of OREO, net	513	2,603	1,186	3,309
Gain on commercial loans held for sale	—	—	756	—
Miscellaneous	1,645	1,294	2,992	2,465
Total other income	19,191	19,671	38,064	36,319

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other expense:
Salaries and employee benefits	$25,724	$26,140	$52,391	$51,200
Occupancy expense	2,381	2,457	4,960	5,289
Furniture and equipment expense	2,831	2,994	5,693	5,992
Data processing fees	1,197	1,121	2,464	2,235
Professional fees and services	5,583	8,168	10,277	14,451
Marketing	937	1,006	1,950	2,124
Insurance	1,362	1,467	2,823	2,914
Communication	1,233	1,293	2,564	2,636
State tax expense	883	925	1,930	1,900
OREO expense	324	308	791	1,585
Miscellaneous	2,212	362	4,544	1,694
Total other expense	44,667	46,241	90,387	92,020

Income before income taxes	29,427	31,251	56,483	58,825

Federal income taxes	8,388	9,441	16,400	17,438

Net income	$21,039	$21,810	$40,083	$41,387

Earnings per Common Share:
Basic	$1.37	$1.42	$2.61	$2.69
Diluted	$1.37	$1.42	$2.60	$2.69

Weighted average common shares outstanding
Basic	15,370,882	15,392,435	15,375,026	15,396,770
Diluted	15,407,881	15,412,167	15,411,920	15,413,568

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$21,039	$21,810	$40,083	$41,387

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available-for-sale, net of income tax (benefit) of $(4,432) and $7,042 for the three months ended June 30, 2015 and 2014, and $(200) and $12,933 for the six months ended June 30, 2015 and 2014, respectively	(8,231)	13,079	(372)	24,020
Other comprehensive (loss) income	$(8,231)	$13,079	$(372)	$24,020

Comprehensive income	$12,808	$34,889	$39,711	$65,407

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014, as previously presented	$—	$302,651	$460,643	$(76,128)	$(35,419)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(1,924)
Balance, at January 1, 2014 - as adjusted	$—	$302,651	$458,719	$(76,128)	$(35,419)
Net Income			41,387
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $12,933					24,020
Cash dividends on common stock at $1.88 per share			(28,975)
Cash payment for fractional shares in dividend reinvestment plan		(2)
Share-based compensation expense		220
Repurchase of treasury shares				(1,485)
Balance at June 30, 2014	$—	$302,869	$471,131	$(77,613)	$(11,399)

Balance at January 1, 2015, as previously presented	$—	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(2,057)
Balance, at January 1, 2015- as adjusted	$—	$303,104	$484,484	$(77,439)	$(13,608)
Net Income			40,083
Other comprehensive loss, net of tax:
Unrealized net holding loss on securities available-for-sale, net of income tax benefit of $(200)					(372)
Cash dividends on common shares at $1.88 per share			(28,975)
Cash payment for fractional shares in dividend reinvestment plan		(1)
Share-based compensation expense		470
Repurchase of treasury shares				(1,783)
Balance at June 30, 2015	$—	$303,573	$495,592	$(79,222)	$(13,980)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$40,083	$41,387

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	3,244	(3,485)
Amortization of loan fees and costs, net	3,243	1,869
Depreciation	3,457	3,713
Accretion of investment securities, net	(130)	(98)
Amortization of long-term debt prepayment penalty	3,004	2,449
Realized net investment security gains	—	(20)
Loan originations to be sold in secondary market	(82,756)	(58,978)
Proceeds from sale of loans in secondary market	80,593	55,205
Gain on sale of loans in secondary market	(1,791)	(1,138)
Share-based compensation expense	470	220
OREO valuation adjustments	555	1,091
Gain on sale of OREO, net	(1,186)	(3,309)
Gain on sale of commercial loans held for sale	(756)	—
Bank owned life insurance income	(2,964)	(2,288)

Changes in assets and liabilities:
Increase in other assets	(19,117)	(16,809)
Increase in other liabilities	8,725	962

Net cash provided by operating activities	$34,674	$20,771

Investing activities:
Proceeds from redemption of Federal Home Loan Bank stock	$—	$8,946
Proceeds from the sale of:
Available-for-sale securities	—	488
Proceeds from calls and maturities of:
Available-for-sale securities	111,481	45,112
Held-to-maturity securities	19,035	19,757
Purchases of:
Available-for-sale securities	(180,273)	(29,558)
Net increase in other investments	—	(1,350)
Net loan originations, portfolio loans	(76,362)	(112,572)
Proceeds from commercial loans held for sale	900	—
Investments in qualified affordable housing projects	(4,289)	(8,184)
Proceeds from the sale of OREO	12,169	19,172
Purchases of bank owned life insurance	(10,045)	—
Life insurance death benefits	5,221	744
Purchases of premises and equipment, net	(6,703)	(3,319)
Net cash used in investing activities	$(128,866)	$(60,764)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2015	2014
Financing activities:
Net increase in deposits	$384,366	$137,217
Net (decrease) increase in short-term borrowings	(38,362)	8,660
Repayment of long-term debt	(79,544)	(50,525)
Proceeds from issuance of long-term debt	25,000	25,000
Repurchase of treasury shares	(1,783)	(1,485)
Cash dividends paid on common shares	(28,898)	(28,938)

Net cash provided by financing activities	$260,779	$89,929

Increase in cash and cash equivalents	166,587	49,936

Cash and cash equivalents at beginning of year	237,699	147,030

Cash and cash equivalents at end of period	$404,286	$196,966

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$18,891	$19,816

Income taxes	$8,700	$11,200

Non cash items:
Loans transferred to OREO	$11,101	$6,292

Transfers from loans to commercial loans held for sale	$144	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2015.

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

ASU 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance as of January 1, 2015 did not have a material impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 5 - Other Real Estate Owned.

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.

ASU 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance as of January 1, 2015 did not have an impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 17 - Repurchase Agreement Borrowings.

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

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015			December 31, 2014
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$848,808	$3,042	$851,850	$856,535	$3,218	$859,753
Commercial real estate *	1,087,107	3,633	1,090,740	1,069,637	3,546	1,073,183
Construction real estate:
SEPH commercial land and development *	2,141	—	2,141	2,195	—	2,195
Remaining commercial	105,229	222	105,451	115,139	300	115,439
Mortgage	31,493	86	31,579	31,148	72	31,220
Installment	7,108	21	7,129	7,322	23	7,345
Residential real estate:
Commercial	417,077	1,024	418,101	417,612	1,038	418,650
Mortgage	1,209,638	1,789	1,211,427	1,189,709	1,548	1,191,257
HELOC	213,301	799	214,100	216,915	803	217,718
Installment	24,705	88	24,793	27,139	97	27,236
Consumer	951,263	2,976	954,239	893,160	2,967	896,127
Leases	3,104	29	3,133	3,171	17	3,188
Total loans	$4,900,974	$13,709	$4,914,683	$4,829,682	$13,629	$4,843,311
* Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $10.0 million at June 30, 2015 and $9.4 million at December 31, 2014, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $2.1 million and $2.3 million have been reclassified to loans at June 30, 2015 and December 31, 2014, respectively.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings, and loans past due 90 days or more and still accruing by class of loan as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$19,288	$1,143	$71	$20,502
Commercial real estate	14,999	2,648	—	17,647
Construction real estate:
SEPH commercial land and development	2,047	—	—	2,047
Remaining commercial	5,979	53	—	6,032
Mortgage	29	91	30	150
Installment	130	116	—	246
Residential real estate:
Commercial	24,048	393	—	24,441
Mortgage	21,744	10,017	719	32,480
HELOC	1,556	820	34	2,410
Installment	1,692	718	—	2,410
Consumer	4,227	597	721	5,545
Total loans	$95,739	$16,596	$1,575	$113,910

	December 31, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$18,826	$297	$229	$19,352
Commercial real estate	19,299	2,690	—	21,989
Construction real estate:
SEPH commercial land and development	2,078	—	—	2,078
Remaining commercial	5,558	51	—	5,609
Mortgage	59	94	9	162
Installment	115	125	—	240
Residential real estate:
Commercial	24,336	594	—	24,930
Mortgage	21,869	10,349	1,329	33,547
HELOC	1,879	630	9	2,518
Installment	1,743	779	—	2,522
Consumer	4,631	723	1,133	6,487
Total loans	$100,393	$16,332	$2,709	$119,434

The following table provides additional information regarding those nonaccrual and accruing troubled debt restructured loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
(In thousands)	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual and accruing troubled debt restructurings	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$20,431	$20,429	$2	$19,123	$19,106	$17
Commercial real estate	17,647	17,647	—	21,989	21,989	—
Construction real estate:
SEPH commercial land and development	2,047	2,047	—	2,078	2,078	—
Remaining commercial	6,032	6,032	—	5,609	5,609	—
Mortgage	120	—	120	153	—	153
Installment	246	—	246	240	—	240
Residential real estate:
Commercial	24,441	24,441	—	24,930	24,930	—
Mortgage	31,761	—	31,761	32,218	—	32,218
HELOC	2,376	—	2,376	2,509	—	2,509
Installment	2,410	—	2,410	2,522	—	2,522
Consumer	4,824	—	4,824	5,354	—	5,354
Total loans	$112,335	$70,596	$41,739	$116,725	$73,712	$43,013

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of June 30, 2015 and December 31, 2014.

	June 30, 2015			December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$20,070	$6,314	$—	$30,601	$17,883	$—
Commercial real estate	13,188	12,916	—	27,923	20,696	—
Construction real estate:
SEPH commercial land and development	10,837	2,047	—	11,026	2,078	—
Remaining commercial	1,172	194	—	1,427	391	—
Residential real estate:
Commercial	22,857	21,153	—	25,822	23,352	—
Consumer	—	—	—	—	—	—

With an allowance recorded:
Commercial, financial and agricultural	18,314	14,115	2,570	1,251	1,223	981
Commercial real estate	4,830	4,731	688	1,310	1,293	262
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	5,838	5,838	2,358	5,218	5,218	1,812
Residential real estate:
Commercial	3,471	3,288	981	1,578	1,578	605
Consumer	—	—	—	—	—	—
Total	$100,577	$70,596	$6,597	$106,156	$73,712	$3,660

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2015 and December 31, 2014, there were $25.5 million and $32.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.5 million and $45,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2015 and December 31, 2014 of $6.6 million and $3.7 million, respectively. These loans with specific reserves had a recorded investment of $28.0 million and $9.3 million as of June 30, 2015 and December 31, 2014, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(In thousands)	Recorded investment as of June 30, 2015	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2014	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$20,429	$18,220	$140	$17,628	$18,867	$75
Commercial real estate	17,647	16,850	123	35,138	35,638	282
Construction real estate:
SEPH commercial land and development	2,047	2,068	—	4,378	4,329	66
Remaining commercial	6,032	5,611	6	9,954	10,150	7
Residential real estate:
Commercial	24,441	24,443	273	28,775	30,212	307
Consumer	—	—	—	132	667	—
Total	$70,596	$67,192	$542	$96,005	$99,863	$737

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
(In thousands)	Recorded investment as of June 30, 2015	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2014	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$20,429	$18,830	$271	$17,628	$19,456	$136
Commercial real estate	17,647	18,058	286	35,138	38,163	535
Construction real estate:
SEPH commercial land and development	2,047	2,072	8	4,378	4,439	122
Remaining commercial	6,032	5,644	11	9,954	10,227	54
Residential real estate:
Commercial	24,441	24,864	528	28,775	30,577	570
Consumer	—	—	—	132	723	—
Total	$70,596	$69,468	$1,104	$96,005	$103,585	$1,417

The following tables present the aging of the recorded investment in past due loans as of June 30, 2015 and December 31, 2014 by class of loan.

	June 30, 2015
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$558	$4,055	$4,613	$847,237	$851,850
Commercial real estate	563	1,080	1,643	1,089,097	1,090,740
Construction real estate:
SEPH commercial land and development	94	2,043	2,137	4	2,141
Remaining commercial	41	84	125	105,326	105,451
Mortgage	15	30	45	31,534	31,579
Installment	98	79	177	6,952	7,129
Residential real estate:
Commercial	534	17,148	17,682	400,419	418,101
Mortgage	11,065	10,022	21,087	1,190,340	1,211,427
HELOC	421	111	532	213,568	214,100
Installment	656	324	980	23,813	24,793
Consumer	9,394	2,813	12,207	942,032	954,239
Leases	—	—	—	3,133	3,133
Total loans	$23,439	$37,789	$61,228	$4,853,455	$4,914,683
* Includes $1.6 million of loans past due 90 days or more and accruing. The remaining are past due, nonaccrual loans and accruing troubled debt restructurings.

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

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2015 and December 31, 2014 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2015 and December 31, 2014 for all commercial loans:

	June 30, 2015
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$3,113	$509	$20,431	$827,797	$851,850
Commercial real estate *	12,376	1,716	17,647	1,059,001	1,090,740
Construction real estate:
SEPH commercial land and development *	—	—	2,047	94	2,141
Remaining commercial	2,616	251	6,032	96,552	105,451
Residential real estate:
Commercial	4,632	628	24,441	388,400	418,101
Leases	—	—	—	3,133	3,133
Total commercial loans	$22,737	$3,104	$70,598	$2,374,977	$2,471,416
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$1,874	$1,201	$19,123	$837,555	$859,753
Commercial real estate *	8,448	1,712	21,989	1,041,034	1,073,183
Construction real estate:
SEPH commercial land and development *	—	—	2,078	117	2,195
Remaining commercial	3,349	57	5,609	106,424	115,439
Residential real estate:
Commercial	2,581	598	24,930	390,541	418,650
Leases	—	—	—	3,188	3,188
Total Commercial Loans	$16,252	$3,568	$73,729	$2,378,859	$2,472,408
 * Included within commercial, financial and agricultural loans, commercial real estate loans, and SEPH commercial land and development loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings (TDRs)

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the three-month and six-month periods ended June 30, 2015 and June 30, 2014 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was not removed on any loans during the three-month and six-month periods ended June 30, 2015. During the three-month and six-month periods ended June 30, 2014, Park removed the TDR classification on $0.6 million and $1.6 million of loans that met the requirements discussed above.

At June 30, 2015 and December 31, 2014, there were $40.1 million and $47.5 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2015 and December 31, 2014, $18.1 million and $15.7 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2015 and December 31, 2014, there were $16.6 million and $16.3 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At June 30, 2015 and December 31, 2014, Park had commitments to lend $1.9 million and $1.4 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at June 30, 2015 and December 31, 2014 was $3.5 million and $2.4 million, respectively. Modifications made in 2014 and 2015 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under ASC 310.  Additional specific reserves of $104,000 and $961,000 were recorded during the three-month and six-month periods ended June 30, 2015, respectively, as a result of TDRs identified in 2015. Additional specific reserves of $261,000 and $279,000 were recoded during the three-month and six-month periods ended June 30, 2014, respectively, as a result of TDRs identified in 2014.

The terms of certain other loans were modified during the six-month periods ended June 30, 2015 and June 30, 2014 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2015 and June 30, 2014 of $112,000 and $1.6 million, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2015 and June 30, 2014 of $10.4 million and $12.5 million, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and six-month periods ended June 30, 2015 and June 30, 2014, as well as the recorded investment of these contracts at June 30, 2015 and June 30, 2014. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended June 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$896	$893	$1,789
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	—	20	20
Residential real estate:
Commercial	6	—	832	832
Mortgage	8	39	502	541
HELOC	6	37	37	74
Installment	3	—	57	57
Consumer	90	40	626	666
Total loans	126	$1,012	$2,967	$3,979

	Three Months Ended June 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	5	$—	$294	$294
Commercial real estate	3	—	315	315
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	549	549
Mortgage	—	—	—	—
Installment	1	—	3	3
Residential real estate:
Commercial	—	—	—	—
Mortgage	13	357	375	732
HELOC	5	108	168	276
Installment	2	93	4	97
Consumer	88	360	266	626
Total loans	119	$918	$1,974	$2,892
Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2015, $301,000 were on nonaccrual status as of December 31, 2014. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2014, $789,000 were on nonaccrual status as of December 31, 2013.

	Six Months Ended June 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	25	$1,107	$1,399	$2,506
Commercial real estate	6	—	1,291	1,291
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	1	—	20	20
Installment	1	—	21	21
Residential real estate:
Commercial	9	—	1,266	1,266
Mortgage	15	365	704	1,069
HELOC	16	228	114	342
Installment	3	—	57	57
Consumer	156	53	791	844
Total loans	232	$1,753	$5,663	$7,416

	Six Months Ended June 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$158	$194	$352
Commercial real estate	6	—	996	996
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	208	208
Mortgage	—	—	—	—
Installment	1	—	3	3
Residential real estate:
Commercial	2	—	48	48
Mortgage	20	457	864	1,321
HELOC	5	108	168	276
Installment	6	95	3	98
Consumer	159	562	289	851
Total loans	211	$1,380	$2,773	$4,153

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2015, $1.3 million were on nonaccrual status as of December 31, 2014. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2014, $1.7 million were on nonaccrual status as of December 31, 2013.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	5	$56	6	$370
Commercial real estate	2	250	4	939
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	20	1	3
Residential real estate:
Commercial	1	102	1	29
Mortgage	13	793	18	1,249
HELOC	1	5	1	168
Installment	3	60	4	162
Consumer	60	441	49	380
Leases	—	—	—	—
Total loans	86	$1,727	84	$3,300

Of the $1.7 million in modified TDRs which defaulted during the three months ended June 30, 2015, $118,000 were accruing loans and $1.6 million were nonaccrual loans. Of the $3.3 million in modified TDRs which defaulted during the three months ended June 30, 2014, $138,000 were accruing loans and $3.2 million were nonaccrual loans.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	5	$56	7	$374
Commercial real estate	2	250	4	939
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	20	1	3
Residential real estate:
Commercial	1	102	1	29
Mortgage	14	796	21	1,379
HELOC	1	5	1	168
Installment	3	60	5	185
Consumer	64	464	54	416
Leases	—	—	—	—
Total loans	91	$1,753	94	$3,493

Of the $1.8 million in modified TDRs which defaulted during the six months ended June 30, 2015, $118,000 were accruing loans and $1.7 million were nonaccrual loans. Of the $3.5 million in modified TDRs which defaulted during the six months ended June 30, 2014, $297,000 were accruing loans and $3.2 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and six months ended June 30, 2015 and June 30, 2014 is summarized below.

	Three Months Ended June 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$11,361	$9,296	$8,755	$14,512	$11,484	$—	$55,408
Charge-offs	499	153	37	735	1,603	—	3,027
Recoveries	281	1,128	679	423	922	1	3,434
Net charge-offs/(recoveries)	218	(975)	(642)	312	681	(1)	(407)
Provision/(recovery)	981	(804)	(727)	1,068	1,095	(1)	1,612
Ending balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427

	Three Months Ended June 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,762	$15,754	$8,121	$14,207	$8,413	$—	$60,257
Charge-offs	214	5,274	21	680	1,506	—	7,695
Recoveries	347	2,177	3,023	356	705	1	6,609
Net charge-offs/(recoveries)	(133)	3,097	(3,002)	324	801	(1)	1,086
Provision/(recovery)	301	(1,595)	(3,302)	636	2,701	(1)	(1,260)
Ending balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911

	Six Months Ended June 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	851	283	37	1,157	4,117	—	6,445
Recoveries	572	1,802	964	1,347	1,588	3	6,276
Net charge-offs/(recoveries)	279	(1,519)	(927)	(190)	2,529	(3)	169
Provision/(recovery)	1,684	(860)	(909)	306	3,026	(3)	3,244
Ending balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427

	Six Months Ended June 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	853	6,068	24	1,276	3,301	—	11,522
Recoveries	594	3,913	5,974	1,593	1,374	2	13,450
Net charge-offs/(recoveries)	259	2,155	(5,950)	(317)	1,927	(2)	(1,928)
Provision/(recovery)	237	(2,682)	(4,984)	(49)	3,995	(2)	(3,485)
Ending balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2015 and December 31, 2014, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2015 and December 31, 2014, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report).

The composition of the allowance for loan losses at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,570	$688	$2,358	$981	$—	$—	$6,597
Collectively evaluated for impairment	9,554	8,779	6,312	14,287	11,898	—	50,830
Total ending allowance balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427

Loan balance:
Loans individually evaluated for impairment	$20,416	$17,640	$8,079	$24,418	$—	$—	$70,553
Loans collectively evaluated for impairment	828,392	1,069,467	137,892	1,840,303	951,263	3,104	4,830,421
Total ending loan balance	$848,808	$1,087,107	$145,971	$1,864,721	$951,263	$3,104	$4,900,974

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	12.59%	3.90%	29.19%	4.02%	—%	—%	9.35%
Loans collectively evaluated for impairment	1.15%	0.82%	4.58%	0.78%	1.25%	—%	1.05%
Total	1.43%	0.87%	5.94%	0.82%	1.25%	—%	1.17%

Recorded investment:
Loans individually evaluated for impairment	$20,429	$17,647	$8,079	$24,441	$—	$—	$70,596
Loans collectively evaluated for impairment	831,421	1,073,093	138,221	1,843,980	954,239	3,133	4,844,087
Total ending recorded investment	$851,850	$1,090,740	$146,300	$1,868,421	$954,239	$3,133	$4,914,683

	December 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$981	$262	$1,812	$605	$—	$—	$3,660
Collectively evaluated for impairment	9,738	8,546	6,840	14,167	11,401	—	50,692
Total ending allowance balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352

Loan balance:
Loans individually evaluated for impairment	$19,103	$21,978	$7,690	$24,905	$—	$—	$73,676
Loans collectively evaluated for impairment	837,432	1,047,659	148,114	1,826,470	893,160	3,171	4,756,006
Total ending loan balance	$856,535	$1,069,637	$155,804	$1,851,375	$893,160	$3,171	$4,829,682

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	5.14%	1.19%	23.56%	2.43%	—%	—%	4.97%
Loans collectively evaluated for impairment	1.16%	0.82%	4.62%	0.78%	1.28%	—%	1.07%
Total	1.25%	0.82%	5.55%	0.80%	1.28%	—%	1.13%

Recorded investment:
Loans individually evaluated for impairment	$19,106	$21,989	$7,687	$24,930	$—	$—	$73,712
Loans collectively evaluated for impairment	840,647	1,051,194	148,512	1,829,931	896,127	3,188	4,769,599
Total ending recorded investment	$859,753	$1,073,183	$156,199	$1,854,861	$896,127	$3,188	$4,843,311

Note 5 – Other Real Estate Owned ("OREO")

Management transfers a loan to OREO at the time that Park takes deed/title of the asset. The carrying amount of foreclosed properties held at June 30, 2015 and December 31, 2014 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

(in thousands)	June 30, 2015	December 31, 2014
OREO:
Commercial real estate	$8,676	$6,352
Construction real estate	9,179	11,281
Residential real estate	4,021	4,972
Total OREO	21,876	$22,605

Loans in process of foreclosure:
Residential real estate	$2,676	$2,807

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$21,039	$21,810	$40,083	$41,387
Denominator:
Denominator for basic earnings per share (weighted average common shares outstanding)	15,370,882	15,392,435	15,375,026	15,396,770
Effect of dilutive performance-based restricted stock units	36,999	19,732	36,894	16,798
Denominator for diluted earnings per share (weighted average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units)	15,407,881	15,412,167	15,411,920	15,413,568
Earnings per common share:
Basic earnings per common share	$1.37	$1.42	$2.61	$2.69
Diluted earnings per common share	$1.37	$1.42	$2.60	$2.69

Park awarded 23,025 and 21,975 performance-based restricted stock units ("PBRSUs") to certain employees during the six months ended June 30, 2015 and 2014, respectively. No PBRSUs were awarded during the three months ended June 30, 2015 and 2014. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 36,999 and 19,732 common shares for the three months ended June 30, 2015 and 2014, respectively, and 36,894 and 16,798 common shares for the six months ended June 30, 2015 and 2014, respectively.

During the six months ended June 30, 2015 and 2014, Park repurchased 21,500 and 19,500 common shares, respectively, to fund the PBRSUs. No shares were repurchased during the three months ended June 30, 2015 and 2014.

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

	Operating Results for the three months ended June 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$54,766	$1,679	$(14)	$84	$56,515
Provision for (recovery of) loan losses	2,720	309	(1,417)	—	1,612
Other income (loss)	18,720	(1)	327	145	19,191
Other expense	39,586	759	2,385	1,937	44,667
Income (loss) before income taxes	$31,180	$610	$(655)	$(1,708)	$29,427
Federal income taxes (benefit)	9,847	203	(229)	(1,433)	8,388
Net income (loss)	$21,333	$407	$(426)	$(275)	$21,039

Assets (as of June 30, 2015)	$7,223,801	$37,124	$38,873	$9,771	$7,309,569

	Operating Results for the three months ended June 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$55,290	$1,863	$(98)	$(494)	$56,561
Provision for (recovery of) loan losses	1,683	315	(3,258)	—	(1,260)
Other income (loss)	18,909	—	876	(114)	19,671
Other expense	40,024	812	3,413	1,992	46,241
Income (loss) before income taxes	$32,492	$736	$623	$(2,600)	$31,251
Federal income taxes (benefit)	10,320	258	218	(1,355)	9,441
Net income (loss)	$22,172	$478	$405	$(1,245)	$21,810

Assets (as of June 30, 2014)	$6,683,866	$42,569	$57,890	$2,865	$6,787,190

	Operating Results for the six months ended June 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$108,587	$3,371	$(102)	$194	$112,050
Provision for (recovery of) loan losses	4,742	804	(2,302)	—	3,244
Other income	36,732	1	1,087	244	38,064
Other expense	81,518	1,538	3,483	3,848	90,387
Income (loss) before income taxes	$59,059	$1,030	$(196)	$(3,410)	$56,483
Federal income taxes (benefit)	18,567	342	(68)	(2,441)	16,400
Net income (loss)	$40,492	$688	$(128)	$(969)	$40,083

	Operating Results for the six months ended June 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$108,389	$3,841	$(293)	$(896)	$111,041
Provision for (recovery of) loan losses	1,543	589	(5,617)	—	(3,485)
Other income (loss)	34,612	1	1,713	(7)	36,319
Other expense	80,416	1,587	5,934	4,083	92,020
Income (loss) before income taxes	$61,042	$1,666	$1,103	$(4,986)	$58,825
Federal income taxes (benefit)	19,305	584	386	(2,837)	17,438
Net income (loss)	$41,737	$1,082	$717	$(2,149)	$41,387

 The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2015 and 2014. The reconciling amounts for consolidated total assets for the periods ended June 30, 2015 and 2014 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2015 and December 31, 2014, respectively, Park had approximately $9.2 million and $5.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in residential real estate loan segments in Note 3 and Note 4. The contractual balance was $9.1 million and $5.2 million at June 30, 2015 and December 31, 2014, respectively. The gain expected upon sale was $155,000 and $80,000 at June 30, 2015 and December 31, 2014, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2015 or December 31, 2014.

During the six month period ended June 30, 2015, Park transferred to held for sale and sold certain commercial loans held for investment, with a book balance of $144,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold during the three months ended June 30, 2015 or during the three-month and six-month periods ended June 30, 2014.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six month periods ended June 30, 2015 and 2014, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$596,887	$—	$7,968	$588,919
U.S. Government sponsored entities' asset-backed securities	770,895	11,419	3,675	778,639
Other equity securities	1,120	1,587	—	2,707
Total	$1,368,902	$13,006	$11,643	$1,370,265

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$121,527	$2,152	$133	$123,546

 Securities with unrealized losses at June 30, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government agencies	$376,247	$3,753	$212,672	$4,215	$588,919	$7,968
U.S. Government agencies' asset-backed securities	$193,222	$849	$126,347	$2,826	$319,569	$3,675
Total	$569,469	$4,602	$339,019	$7,041	$908,488	$11,643
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$18,841	$20	$7,931	$113	$26,772	$133

Investment securities at December 31, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$546,886	$11	$8,833	$538,064
U.S. Government sponsored entities' asset-backed securities	751,974	13,421	4,242	761,153
Other equity securities	1,120	1,578	—	2,698
Total	$1,299,980	$15,010	$13,075	$1,301,915

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$140,562	$3,088	$160	$143,490

Securities with unrealized losses at December 31, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$119,913	$87	$388,140	$8,746	$508,053	$8,833
U.S. Government sponsored entities' asset-backed securities	73,276	136	170,430	4,106	243,706	4,242
Total	$193,189	$223	$558,570	$12,852	$751,759	$13,075
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$8,032	$148	$2,714	$12	$10,746	$160

Management does not believe any of the unrealized losses at June 30, 2015 or December 31, 2014 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2015, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Treasury and sponsored entities' obligations:
Due one through five years	100,000	99,911	1.05%
Due five through ten years	496,887	489,008	2.36%
Total	$596,887	$588,919	2.14%

U.S. Government sponsored entities' asset-backed securities:	$770,895	$778,639	2.32%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Weighted Avg Yield
U.S. Government sponsored entities' asset-backed securities	$121,527	$123,546	3.52%

The $588.9 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 2 to 8 years. Of the $588.9 million reported at June 30, 2015, none were expected to be called. The remaining average life of the investment portfolio is estimated to be 5.1 years.

There were no sales of investment securities during the three-month and six-month periods ended June 30, 2015. Securities with an amortized cost of $468,000 were sold at a gain of $20,000 during the three-month and six-month periods ended June 30, 2014.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	June 30, 2015	December 31, 2014
(In thousands)
Federal Home Loan Bank stock	$50,086	$50,086
Federal Reserve Bank stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan replaces Park's 2005 Incentive Stock Option Plan (the "2005 Plan") and Park's Stock Plan for Non-Employee Directors of Park National Corporation and Subsidiaries (the "Directors' Stock Plan") which were terminated immediately following the approval of the 2013 Incentive Plan. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be issued and delivered in connection with grants under the 2013 Incentive Plan. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At June 30, 2015, 534,250 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. On January 2, 2015, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 23,025 PBRSUs to certain employees of Park, which grants were effective on January 2, 2015. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting.

Share-based compensation expense of $211,000 and $117,000 was recognized for the three-month periods ended June 30, 2015 and 2014, respectively. Share-based compensation expense of $470,000 and $220,000 was recognized for the six-month periods ended June 30, 2015 and 2014, respectively. Park expects to recognize additional share-based compensation expense of approximately $1.0 million through the first quarter of 2018 related to PBRSUs granted in 2014 and approximately $1.4 million through the first quarter of 2019 related to PBRSUs granted in 2015.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park generally contributes annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the three-month and six-month periods ended June 30, 2015 and 2014.

The following table shows the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Service cost	$1,342	$1,083	$2,684	$2,166
Interest cost	1,174	1,144	2,348	2,288
Expected return on plan assets	(2,855)	(2,717)	(5,710)	(5,434)
Amortization of prior service cost	4	5	8	10
Recognized net actuarial loss	159	—	318	—
Net periodic benefit income	$(176)	$(485)	$(352)	$(970)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.26 billion at June 30, 2015, compared to $1.27 billion at December 31, 2014 and $1.29 billion at June 30, 2014. At June 30, 2015, $5.8 million of the sold mortgage loans were sold with recourse compared to $7.0 million at December 31, 2014 and $7.9 million at June 30, 2014. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2015 and December 31, 2014, management had established reserves of $807,000 and $379,000, respectively, to account for future loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,312	$8,778	$8,613	$9,013
Additions	494	280	807	438
Amortization	(438)	(435)	(830)	(828)
Changes in valuation allowance	193	39	(29)	39
Carrying amount, net, end of period	$8,561	$8,662	$8,561	$8,662

Valuation allowance:
Beginning of period	$1,048	$1,031	$826	$1,031
Changes in valuation allowance	(193)	(39)	29	(39)
End of period	$855	$992	$855	$992

Servicing fees included in other service income were $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively. Servicing fees included in other service income were $0.9 million and $1.8 million for the three and six months ended June 30, 2014, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$588,919	$—	$588,919
U.S. Government sponsored entities’ asset-backed securities	—	778,639	—	778,639
Equity securities	1,963	—	744	2,707
Mortgage loans held for sale	—	9,218	—	9,218
Mortgage IRLCs	—	125	—	125

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$538,064	$—	$538,064
U.S. Government sponsored entities’ asset-backed securities	—	761,153	—	761,153
Equity securities	1,922	—	776	2,698
Mortgage loans held for sale	—	5,264	—	5,264
Mortgage IRLCs	—	70	—	70

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2015 or 2014. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2015 and 2014

(In thousands)	Equity Securities	Fair value swap
Balance, at April 1, 2015	$739	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	5	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at June 30, 2015	$744	$(226)

Balance, at April 1, 2014	$711	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	36	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at June 30, 2014	$747	$(135)

Level 3 Fair Value Measurements
Six months ended June 30, 2015 and 2014

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(32)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at June 30, 2015	$744	$(226)

Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(12)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at June 30, 2014	$747	$(135)

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

Fair Value Measurements at June 30, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$4,947	$4,947
Construction real estate:
SEPH commercial land and development	—	—	2,047	2,047
Remaining commercial	—	—	3,563	3,563
Residential real estate	—	—	2,900	2,900
Total impaired loans recorded at fair value	$—	$—	$13,457	$13,457

Mortgage servicing rights	$—	$4,921	$—	$4,921

OREO:
Commercial real estate	—	—	178	178
Construction real estate	—	—	5,230	5,230
Residential real estate	—	—	1,426	1,426
Total OREO	$—	$—	$6,834	$6,834

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$8,481	$8,481
Construction real estate:
SEPH commercial land and development	—	—	2,078	2,078
Remaining commercial	—	—	3,483	3,483
Residential real estate	—	—	2,921	2,921
Total impaired loans recorded at fair value	$—	$—	$16,963	$16,963

Mortgage servicing rights	$—	$2,928	$—	$2,928

OREO:
Commercial real estate	—	—	1,470	1,470
Construction real estate	—	—	6,473	6,473
Residential real estate	—	—	2,369	2,369
Total OREO	$—	$—	$10,312	$10,312

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

	June 30, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$17,484	$12,056	$4,027	$13,457
Remaining impaired loans	53,112	17,968	2,570	50,542
Total impaired loans	$70,596	$30,024	$6,597	$63,999

	December 31, 2014
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$19,643	$19,731	$2,680	$16,963
Remaining impaired loans	54,069	12,749	980	53,089
Total impaired loans	$73,712	$32,480	$3,660	$70,052

The expense of credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2015 and 2014 was $0.9 million and $0.3 million, respectively. The expense of credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2015 and 2014 was $1.9 million and $2.5 million, respectively.

MSRs totaled $8.6 million at June 30, 2015. Of this $8.6 million MSR carrying balance, $4.9 million was recorded at fair value and included a valuation allowance of $0.9 million. The remaining $3.7 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2015. At December 31, 2014, MSRs totaled $8.6 million. Of this $8.6 million MSR carrying balance, $2.9 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $5.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2014. The income related to MSRs carried at fair value during the three-month periods ended June 30, 2015 and 2014 was $193,000 and $39,000, respectively. The (expense) income related to MSRs carried at fair value during the six-month periods ended June 30, 2015 and 2014 was $(29,000) and $39,000, respectively.

Total OREO held by Park at June 30, 2015 and December 31, 2014 was $21.9 million and $22.6 million, respectively. Approximately 31% of OREO held by Park at June 30, 2015 and 46% at December 31, 2014 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2015 and December 31, 2014, OREO held at fair value, less estimated selling costs, amounted to $6.8 million and $10.3 million, respectively. The net expense related to OREO fair value adjustments was $0.3 million and $0.7 million for the three-month periods ended June 30, 2015 and 2014, respectively, and $0.6 million and $1.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015 and December 31, 2014:

June 30, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$4,947	Sales comparison approach	Adj to comparables	0.2% - 73.1% (27.5%)
		Bulk sale approach	Discount rate	8.0% (8.0%)
		Income approach	Capitalization rate	8.0% - 13.3% (10.2%)
		Cost approach	Accumulated depreciation	23.0% - 50.0% (42.1%)

Construction real estate:
SEPH commercial land and development	$2,047	Sales comparison approach	Adj to comparables	5.0% - 30.0% (17.4%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$3,563	Sales comparison approach	Adj to comparables	0.2% - 67.0% (25.7%)
		Bulk sale approach	Discount rate	10.0% - 20.0% (15.8%)

Residential real estate	$2,900	Sales comparison approach	Adj to comparables	0.0% - 83.0% (14.3%)
		Income approach	Capitalization rate	10.1% - 13.0% (10.7%)

Other real estate owned:
Commercial real estate	$178	Sales comparison approach	Adj to comparables	15.0% - 71.0% (30.4%)
		Income approach	Capitalization rate	8.4% (8.4%)

Construction real estate	$5,230	Sales comparison approach	Adj to comparables	0.0% - 52.2% (21.0%)
		Bulk sale approach	Discount rate	15.0% (15.0%)
		Income approach	Capitalization rate	9.5% (9.5%)

Residential real estate	$1,426	Sales comparison approach	Adj to comparables	0.0% - 51.2% (6.4%)
		Income approach	Capitalization rate	6.8% - 17.4% (8.3%)
		Cost approach	Accumulated depreciation	60.0% (60.0%)

Balance at December 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$8,481	Sales comparison approach	Adj to comparables	0.0% - 84.0% (38.8%)
		Income approach	Capitalization rate	8.0% - 9.5% (9.4%)
		Cost approach	Accumulated depreciation	23.0% (23.0%)

Construction real estate:
SEPH commercial land and development	$2,078	Sales comparison approach	Adj to comparables	5.0% - 35.0% (17.5%)
		Bulk sale approach	Discount rate	10.8% (10.8%)

Remaining commercial	$3,483	Sales comparison approach	Adj to comparables	0.2% - 76.0% (45.4%)
		Bulk sale approach	Discount rate	10.0% - 22.0% (16.5%)

Residential real estate	$2,921	Sales comparison approach	Adj to comparables	0.0% - 120.6% (11.1%)
		Income approach	Capitalization rate	7.9% - 10.0% (8.0%)

Other real estate owned:
Commercial real estate	$1,470	Sales comparison approach	Adj to comparables	0.0% - 87.0% (30.5%)
		Income approach	Capitalization rate	8.4% - 10.0% (9.4%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$6,473	Sales comparison approach	Adj to comparables	0.0% - 82.9% (27.1%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,369	Sales comparison approach	Adj to comparables	0.0% - 38.3% (10.1%)
		Income approach	Capitalization rate	6.8% - 7.8% (7.6%)

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

The fair value of financial instruments at June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$404,286	$404,286	$—	$—	$404,286
Investment securities	1,491,792	1,963	1,491,104	744	1,493,811
Accrued interest receivable - securities	4,116	—	4,116	—	4,116
Accrued interest receivable - loans	13,709	—	—	13,709	13,709

Loans held for sale	9,218	—	9,218	—	9,218
Mortgage IRLCs	125	—	125	—	125
Impaired loans carried at fair value	13,457	—	—	13,457	13,457
Other loans, net	4,820,747	—	—	4,823,221	4,823,221
Loans receivable, net	$4,843,547	$—	$9,343	$4,836,678	$4,846,021

Financial liabilities:
Noninterest bearing checking accounts	$1,299,264	$1,299,264	$—	$—	$1,299,264
Interest bearing transactions accounts	1,278,138	1,278,138	—	—	1,278,138
Savings accounts	1,572,253	1,572,253	—	—	1,572,253
Time deposits	1,358,636	—	1,365,241	—	1,365,241
Other	4,075	4,075	—	—	4,075
Total deposits	$5,512,366	$4,153,730	$1,365,241	$—	$5,518,971

Short-term borrowings	$238,618	$—	$238,618	$—	$238,618
Long-term debt	735,062	—	773,510	—	773,510
Subordinated debentures/notes	45,000	—	43,336	—	43,336
Accrued interest payable – deposits	1,078	14	1,064	—	1,078
Accrued interest payable – debt/borrowings	1,354	10	1,344	—	1,354

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$237,699	$237,699	$—	$—	$237,699
Investment securities	1,442,477	1,922	1,442,708	775	1,445,405
Accrued interest receivable - securities	4,048	—	4,048	—	4,048
Accrued interest receivable - loans	13,629	—	—	13,629	13,629

Loans held for sale	5,264	—	5,264	—	5,264
Mortgage IRLCs	70	—	70	—	70
Impaired loans carried at fair value	16,963	—	—	16,963	16,963
Other loans, net	4,753,033	—	—	4,757,461	4,757,461
Loans receivable, net	$4,775,330	$—	$5,334	$4,774,424	$4,779,758

Financial liabilities:
Noninterest bearing checking accounts	$1,269,296	$1,269,296	$—	—	$1,269,296
Interest bearing transactions accounts	1,122,079	1,122,079	—	—	1,122,079
Savings accounts	1,325,445	1,325,445	—	—	1,325,445
Time deposits	1,409,911	—	1,422,885	—	1,422,885
Other	1,269	1,269	—	—	1,269
Total deposits	$5,128,000	$3,718,089	$1,422,885	$—	$5,140,974

Short-term borrowings	$276,980	$—	$276,980	$—	$276,980
Long-term debt	786,602	—	827,500	—	827,500
Subordinated debentures/notes	45,000	—	42,995	—	42,995
Accrued interest payable – deposits	1,125	14	1,111	—	1,125
Accrued interest payable – debt/borrowings	1,426	3	1,423	—	1,426

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2015 and 2014:

Three months ended June 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at March 31, 2015	$(14,865)	$9,116	$(5,749)
Other comprehensive loss before reclassifications	—	(8,231)	(8,231)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(8,231)	(8,231)
Ending balance at June 30, 2015	$(14,865)	$885	$(13,980)

Beginning balance at March 31, 2014	$(5,598)	$(18,880)	$(24,478)
Other comprehensive income before reclassifications	—	13,092	13,092
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	13,079	13,079
Ending balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)

Six months ended June 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2014	$(14,865)	$1,257	$(13,608)
Other comprehensive loss before reclassifications	—	(372)	(372)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(372)	(372)
Ending balance at June 30, 2015	$(14,865)	$885	$(13,980)

Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	24,033	24,033
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	24,020	24,020
Ending balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)

During the three-month and six-month periods ended June 30, 2015, there were no reclassifications out of accumulated other comprehensive income. During the three-month and six-month periods ended June 30, 2014, there was $20,000 ($13,000 net of tax) reclassified out of accumulated other comprehensive income due to gains on the sale of available-for-sale securities. These gains were recorded within miscellaneous income on the consolidated condensed statements of income.

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
The following table summarizes the impact of retrospective application to the balance sheet and income statement for all periods presented as well as the year ended December 31, 2014:

(in thousands)	December 31, 2014
Other assets
As previously reported	$140,803
As reported under the new guidance	138,746

Total assets
As previously reported	$7,003,256
As reported under the new guidance	7,001,199

Retained earnings
As previously reported	$486,541
As reported under the new guidance	484,484

Total equity
As previously reported	$698,598
As reported under the new guidance	696,541

(in thousands)	3 months ended June 30, 2014	6 months ended June 30, 2014	12 months ended December 31, 2014
Total other expense
As previously reported	$48,196	$95,894	$195,234
As reported under the new guidance	46,241	92,020	187,510

Income tax expense
As previously reported	$7,469	$13,505	$28,602
As reported under the new guidance	9,441	17,438	36,459

Net income
As previously reported	$21,827	$41,446	$84,090
As reported under the new guidance	21,810	41,387	83,957

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	December 31, 2014
Affordable housing tax credit investments	$54,457	$48,911
Unfunded commitments	21,339	16,629

During each of the three months ended June 30, 2015 and 2014, Park recognized amortization expense of $1.7 million which was included within the provision for income taxes. During the six months ended June 30, 2015 and 2014, Park recognized amortization expense of $3.5 million and $3.4 million, respectively, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2015 and 2014, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million and $2.2 million, respectively. For the six months ended June 30, 2015 and 2014, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $4.5 million and $4.4 million, respectively.
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

At June 30, 2015 and December 31, 2014, Park's repurchase agreement borrowings totaled $539 million and $577 million, respectively. At both June 30, 2015 and December 31, 2014, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $588 million and $664 million at June 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2015 and December 31, 2014 Park had $348 million and $347 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at June 30, 2015 and December 31, 2014:

	June 30, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$231,359	$2,035	$—	$305,224	$538,618

	December 31, 2014
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$268,427	$164	$4,940	$303,449	$576,980

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $12.4 million and $14.8 million remained unamortized as of June 30, 2015 and December 31, 2014, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the current economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on demand for loan, deposit and other financial services, delinquencies, defaults and counterparty ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; unfavorable resolution of legal proceedings or other claims and regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Management believes that the accounting for goodwill and other intangible assets also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the amortization of acquired intangible assets and the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2015 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Significant assumptions used to measure our annual pension expense include:

•	the interest rate used to determine the present value of liabilities (discount rate);

•	certain employee-related factors, such as turnover, retirement age and mortality;

•	the expected return on assets in our funded plan; and

•	for pension expense, the rate of salary increases where benefits are based on earnings.

Our assumptions reflect our historical experience and management’s best judgment regarding future expectations. Due to the significant management judgment involved, our assumptions could have a material impact on the measurement of our pension plan expense and obligation.

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2015 and 2014

Summary Discussion of Results

Net income for the three months ended June 30, 2015 was $21.0 million, compared to $21.8 million for the second quarter of 2014. Diluted earnings per common share were $1.37 for the second quarter of 2015, compared to $1.42 for the second quarter of 2014. Weighted average diluted common shares outstanding were 15,407,881 for the three months ended June 30, 2015, compared to 15,412,167 weighted average diluted common shares for the second quarter of 2014.

Net income for the first half of 2015 was $40.1 million, compared to $41.4 million for the same period in 2014. Diluted earnings per common share were $2.60 for the first half of 2015, compared to $2.69 for the same period in 2014. Weighted average diluted common shares outstanding were 15,411,920 for the six months ended June 30, 2015, compared to 15,413,568 weighted average diluted common shares for the same period of 2014.

Financial Results by segment
The table below reflects the net income (loss) by segment for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
PNB	$21,333	$19,159	$40,492	$41,737	$82,907	$75,236
GFSC	407	281	688	1,082	1,175	2,888
Parent Company	(275)	(694)	(969)	(2,149)	(5,050)	(1,397)
Ongoing operations	$21,465	$18,746	$40,211	$40,670	$79,032	$76,727
SEPH	(426)	298	(128)	717	4,925	142
Total Park	$21,039	$19,044	$40,083	$41,387	$83,957	$76,869

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
Net interest income	$54,766	$53,821	$108,587	$108,389	$218,641	$210,781
Provision for loan losses	2,720	2,022	4,742	1,543	3,517	14,039
Other income	18,720	18,012	36,732	34,612	69,384	70,841
Other expense	39,586	41,932	81,518	80,416	163,641	158,651
Income before income taxes	$31,180	$27,879	$59,059	$61,042	$120,867	$108,932
Federal income taxes	9,847	8,720	18,567	19,305	37,960	33,696
Net income	$21,333	$19,159	$40,492	$41,737	$82,907	$75,236

Other income of $36.7 million for the first half of 2015 represented a $2.1 million or 6.1% increase, compared to $34.6 million for the same period in 2014. Included in the $2.1 million increase was income of $791,000 related to proceeds from death benefits paid from a bank owned life insurance policy, a $756,000 increase in income from fiduciary activities and a $881,000 increase in other service income. Other expense of $81.5 million for the first half of 2015 represented an increase of $1.1 million or 1.37%, compared to $80.4 million in the first six months of 2014. Included in the increase was a contract termination fee and a borrowing prepayment penalty that resulted in additional expense of $1.1 million.

PNB's results for the six months ended June 30, 2015 and 2014 also included income and expense related to participations in legacy Vision Bank ("Vision") assets. For the six months ended June 30, 2015, there were net recoveries from loans previously charged off of $1.2 million, gains on the sale of OREO of $564,000, gains on sale of loans of $46,000 and expenses of $428,000 related to participations in legacy Vision assets. For the six months ended June 30, 2014, there were net recoveries from loans previously charged off of $3.0 million, gains on the sale of OREO of $1.3 million and expenses of $983,000 related to participations in legacy Vision assets. For the fiscal year ended December 31, 2014, there were net recoveries from loans previously charged off of $6.2 million, gains on the sale of OREO of $1.2 million and expenses of $2.0 million related to participations in legacy Vision assets. For the fiscal year ended December 31, 2013, there were net recoveries of $0.6 million and expenses of $1.6 million related to participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of June 30, 2015, March 31, 2015, December 31, 2014 and June 30, 2014.

(In thousands)	June 30, 2015	March 31, 2015	December 31, 2014	June 30, 2014	% change from 3/31/15	% change from 12/31/14	% change from 06/30/14
Loans	$4,860,342	$4,786,901	$4,781,761	$4,679,944	1.53%	1.64%	3.85%
Allowance for loan losses	55,242	53,141	52,000	55,451	3.95%	6.23%	(0.38)%
Net loans	4,805,100	4,733,760	4,729,761	4,624,493	1.51%	1.59%	3.91%
Investment securities	1,547,756	1,454,895	1,498,444	1,415,608	6.38%	3.29%	9.34%
Total assets	7,223,801	7,212,490	6,910,386	6,683,866	0.16%	4.54%	8.08%
Average assets (1)	7,148,628	7,118,563	6,790,615	6,661,120	0.42%	5.27%	7.32%
Return on average assets (2)	1.14%	1.09%	1.22%	1.26%	4.59%	(6.56)%	(9.52)%
(1) Average assets for the six-month periods ended June 30, 2015 and 2014, the three-month period ended March 31, 2015 and for the year ended December 31, 2014.
(2) Annualized for the six-month periods ended June 30, 2015 and 2014 and the three-month period ended March 31, 2015.

Loans outstanding at June 30, 2015 were $4.86 billion, compared to $4.79 billion at March 31, 2015, an increase of $73 million or an annualized 6.15%.  PNB experienced growth in the second quarter across all loan categories: mortgage loan growth of $13 million (4.4% annualized), commercial loan growth of $23 million (3.8% annualized) and consumer loan growth of $37 million (16.4% annualized).

PNB's allowance for loan losses increased by $3.2 million, or 6.23%, to $55.2 million at June 30, 2015, compared to $52.0 million at December 31, 2014. Net charge-offs were $1.5 million, or an annualized 0.06% of total average loans, for the six months ended June 30, 2015. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding the credit metrics of PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
Net interest income	$1,679	$1,692	$3,371	$3,841	$7,457	$8,741
Provision for loan losses	309	495	804	589	1,544	1,175
Other (loss) income	(1)	2	1	1	(1)	11
Other expense	759	779	1,538	1,587	4,103	3,133
Income before income taxes	$610	$420	$1,030	$1,666	$1,809	$4,444
Federal income taxes	203	139	342	584	634	1,556
Net income	$407	$281	$688	$1,082	$1,175	$2,888

The table below provides certain balance sheet information and financial ratios for GFSC as of June 30, 2015, December 31, 2014 and June 30, 2014.

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014	% change from 12/31/14	% change from 06/30/14
Loans	$37,289	$40,645	$42,839	(8.26)%	(12.96)%
Allowance for loan losses	2,185	2,352	2,460	(7.10)%	(11.18)%
Net loans	35,104	38,293	40,379	(8.33)%	(13.06)%
Total assets	37,124	40,308	42,569	(7.90)%	(12.79)%
Average assets (1)	38,805	43,038	44,820	(9.84)%	(13.42)%
Return on average assets (2)	3.57%	2.73%	4.87%	30.77%	(26.69)%
(1) Average assets for the six-month periods ended June 30, 2015 and 2014, and for the year ended December 31, 2014.
(2) Annualized for the six months ended June 30, 2015 and 2014.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
Net interest income (expense)	$84	$110	$194	$(896)	$(2,012)	$2,828
Provision for loan losses	—	—	—	—	—	—
Other income (loss)	145	99	244	(7)	175	469
Other expense	1,937	1,911	3,848	4,083	8,000	7,520
Loss before income tax benefit	$(1,708)	$(1,702)	$(3,410)	$(4,986)	$(9,837)	$(4,223)
Federal income tax benefit	(1,433)	(1,008)	(2,441)	(2,837)	(4,787)	(2,826)
Net loss	$(275)	$(694)	$(969)	$(2,149)	$(5,050)	$(1,397)

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

SEPH

The table below reflects SEPH's net (loss) income for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013. SEPH holds the remaining assets and liabilities of those retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
Net interest (expense) income	$(14)	$(88)	$(102)	$(293)	$958	$(1,325)
Recovery of loan losses	(1,417)	(885)	(2,302)	(5,617)	(12,394)	(11,799)
Other income	327	760	1,087	1,713	5,991	1,956
Other expense	2,385	1,098	3,483	5,934	11,766	12,211
(Loss) income before income taxes	$(655)	$459	$(196)	$1,103	$7,577	$219
Federal income tax (benefit) expense	(229)	161	(68)	386	2,652	77
Net (loss) income	$(426)	$298	$(128)	$717	$4,925	$142

SEPH's financial results for the six months ended June 30, 2015 included net recoveries of $2.3 million. The net recoveries during 2015 consisted of charge-offs of $44,000, offset by recoveries from loans previously charged off of $2.3 million. Other income for the six months ended June 30, 2015 at SEPH of $1.1 million was largely related to net gains on the sale of loans of $722,000, net gains on sale of OREO of $276,000 and non-yield loan fee income of $165,000, offset by OREO devaluations of $94,000. The $2.5 million decline in other expense for the six months ended June 30, 2015 compared to the same period in 2014 was primarily the result of declines in legal fees of $2.4 million, management and consulting fees of $240,000 and other OREO expense of $281,000, offset by a $694,000 increase in reserves established for potential loan repurchases.

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of June 30, 2015, December 31, 2014, and December 31, 2013, showing the decline in legacy Vision assets at SEPH over the last eighteen months.

(In thousands)	SEPH 06/30/15	SEPH 12/31/14	SEPH 12/31/13	Change from 12/31/14	Change from 12/31/13
Nonperforming loans	$15,366	$23,013	$36,108	$(7,647)	$(20,742)
OREO	13,102	11,918	23,224	1,184	(10,122)
Total nonperforming assets	$28,468	$34,931	$59,332	$(6,463)	$(30,864)
Performing loans	$922	$943	$1,907	$(21)	$(985)
Total SEPH - Legacy Vision assets	$29,390	$35,874	$61,239	$(6,484)	$(31,849)

OREO at SEPH increased by $1.2 million from $11.9 million at December 31, 2014 to $13.1 million at June 30, 2015. The increase is due to the continued workout of problem credits. In addition to the SEPH assets listed above, PNB participations in legacy Vision assets totaled $9.7 million, $11.5 million, and $12.3 million at June 30, 2015, December 31, 2014, and December 31, 2013, respectively.

Park National Corporation

The table below reflects Park's net income for the first and second quarters of 2015, for the first half of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q2 2015	Q1 2015	Six months YTD 2015	Six months YTD 2014	2014	2013
Net interest income	$56,515	$55,535	$112,050	$111,041	$225,044	$221,025
Provision for (recovery of) loan losses	1,612	1,632	3,244	(3,485)	(7,333)	3,415
Other income	19,191	18,873	38,064	36,319	75,549	73,277
Other expense	44,667	45,720	90,387	92,020	187,510	181,515
Income before income taxes	$29,427	$27,056	$56,483	$58,825	$120,416	$109,372
Federal income taxes	8,388	8,012	16,400	17,438	36,459	32,503
Net income	$21,039	$19,044	$40,083	$41,387	$83,957	$76,869

Net Interest Income Comparison for the Second Quarter of 2015 and 2014

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them. Net interest income decreased by $0.1 million, or 0.08%, to $56.5 million for the second quarter of 2015, compared to $56.6 million for the second quarter of 2014. See the discussion under the table below.

	Three months ended June 30, 2015		Three months ended June 30, 2014
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$4,857,799	4.68%	$4,678,483	4.91%
Taxable investments	1,469,704	2.49%	1,428,290	2.60%
Tax exempt investments	—	—%	108	6.89%
Money market instruments	361,994	0.25%	137,219	0.25%
Interest earning assets	$6,689,497	3.96%	$6,244,100	4.28%

Interest bearing deposits	$4,166,835	0.30%	$3,745,385	0.27%
Short-term borrowings	228,416	0.19%	252,836	0.20%
Long-term debt	779,559	3.13%	867,772	3.30%
Interest bearing liabilities	$5,174,810	0.72%	$4,865,993	0.81%
Excess interest earning assets	$1,514,687		$1,378,107
Net interest spread		3.24%		3.47%
Net interest margin		3.40%		3.65%

Average interest earning assets for the second quarter of 2015 increased by $445 million, or 7.1%, to $6,689 million, compared to $6,244 million for the second quarter of 2014. The average yield on interest earning assets decreased by 32 basis points to 3.96% for the second quarter of 2015, compared to 4.28% for the second quarter of 2014.

Average interest bearing liabilities for the second quarter of 2015 increased by $309 million, or 6.3%, to $5,175 million, compared to $4,866 million for the second quarter of 2014. The average cost of interest bearing liabilities decreased by 9 basis points to 0.72% for the second quarter of 2015, compared to 0.81% for the second quarter of 2014.

Loans, Investments, Deposits and Borrowings

Average loan balances increased by $180 million, or 3.8%, to $4,858 million for the three months ended June 30, 2015, compared to $4,678 million for the second quarter of 2014. The average yield on the loan portfolio decreased by 23 basis points to 4.68% for the second quarter of 2015, compared to 4.91% for the second quarter of 2014. The decrease in the average yield on the loan portfolio over the twelve-month period was primarily due new loans being originated, across all loan types, at rates less than the current yield on the portfolio.

	Three months ended June 30, 2015		Three months ended June 30, 2014
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home Equity	$212,537	3.93%	$212,044	4.02%
Installment and Indirect Loans	965,125	5.60%	835,782	6.51%
Real Estate Loans	1,234,682	3.77%	1,189,004	3.87%
Commercial Loans	2,438,292	4.82%	2,434,147	4.92%
Other	7,163	10.15%	7,506	10.23%
Total Loans and Leases before Allowance	$4,857,799	4.68%	$4,678,483	4.91%

The following table displays the average balance of the loan portfolio, the interest income earned on the loan portfolio and the tax equivalent yield on the loan portfolio for the past five quarters.

Quarter ended (Dollars in thousands)	Average balance of loan portfolio	Interest Income	Tax equivalent yield
June 30, 2014	$4,678,483	$57,004	4.91%
September 30, 2014	$4,768,253	$57,492	4.80%
December 31, 2014	$4,812,439	$58,395	4.83%
March 31, 2015	$4,815,358	$55,412	4.68%
June 30, 2015	$4,857,799	$56,463	4.68%

Park's total loans outstanding at June 30, 2015 were $4,901 million, compared to $4,830 million at December 31, 2014, an increase of $71 million, or an annualized 3.0%. Loan balances at Park's Ohio-based bank subsidiary, PNB, increased by $78 million, or an annualized 3.3%, to $4,860 million at June 30, 2015, compared to $4,782 million at December 31, 2014.

The following table displays for the past five quarters the average balance of interest earning assets, net interest income and the tax equivalent net interest margin.

Quarter ended (Dollars in thousands)	Average balance of interest earning assets	Net interest income	Tax equivalent net interest margin
June 30, 2014	$6,244,100	$56,561	3.65%
September 30, 2014	$6,360,829	$56,709	3.55%
December 31, 2014	$6,572,463	$57,294	3.47%
March 31, 2015	$6,636,498	$55,535	3.40%
June 30, 2015	$6,689,497	$56,515	3.40%

Net Interest Income Comparison for the First Half of 2015 and 2014

	Six months ended June 30, 2015		Six months ended June 30, 2014
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$4,836,696	4.68%	$4,643,037	4.87%
Taxable investments	1,474,857	2.53%	1,439,056	2.63%
Tax exempt investments	—	—%	132	6.97%
Money market instruments	351,591	0.25%	159,001	0.25%
Interest earning assets	$6,663,144	3.97%	$6,241,226	4.24%

Interest bearing deposits	$4,116,789	0.30%	$3,747,105	0.28%
Short-term borrowings	249,766	0.19%	251,833	0.20%
Long-term debt	805,315	3.09%	867,430	3.30%
Interest bearing liabilities	$5,171,870	0.73%	$4,866,368	0.81%
Excess interest earning assets	$1,491,274		$1,374,858
Net interest spread		3.24%		3.43%
Net interest margin		3.40%		3.60%

The net interest spread was 3.24% for the first half of 2015 and 3.43% for the first half of 2014. The net interest margin decreased by 20 basis points to 3.40% for the six months ended June 30, 2015, compared to 3.60% for the first six months of 2014.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the six months ended June 30, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - first six months	$4,836,696	$1,474,857	$351,591	$6,663,144
Percentage of total earning assets	72.59%	22.13%	5.28%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first six months of 2015 was $4,837 million, compared to $4,717 million for all of 2014, an increase of $120 million or 2.5%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the six months ended June 30, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

	Loans	Investments	Money Market Instruments	Total
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - first six months	4.68%	2.53%	0.25%	3.97%

Credit Metrics and Provision for (Recovery of) Loan Losses

Park recorded a provision for loan losses in the amount of $1.6 million for the three months ended June 30, 2015, compared to a recovery of loan losses in the amount of $1.3 million for the same period in 2014. Net loan recoveries for Park were $407,000 for the second quarter of 2015, compared to net charge-offs of $1.1 million for the second quarter of 2014. Park's annualized ratio of net loan recoveries to average loans was 0.03% for the three months ended June 30, 2015, compared to net loan charge-offs to average loans of 0.09% for the same period in 2014.

Park recorded a provision for loan losses in the amount of $3.2 million for the six months ended June 30, 2015, compared to a recovery of loan losses of $3.5 million for the same period of 2014. Net loan charge-offs for Park were $169,000 for the first six months of 2015, compared to net loan recoveries of $1.9 million for the same period of 2014. Park's annualized ratio of net loan charge-offs to average loans was 0.01% for the six months ended June 30, 2015, compared to net loan recoveries to average loans of 0.08% for the same period in 2014.

The provision for loan losses for PNB and Guardian, Park’s two Ohio-based subsidiaries, was an aggregate of $3.0 million for the three months ended June 30, 2015 and $2.0 million for the same period in 2014. Net loan charge-offs for PNB and Guardian totaled $1.0 million for the three months ended June 30, 2015, compared to $4.3 million for the same period in 2014. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.08% for the three months ended June 30, 2015, compared to an annualized ratio of net charge-offs to average loans of 0.38% for the same period in 2014.

The provision for loan losses for PNB and Guardian was an aggregate of $5.5 million for the six months ended June 30, 2015 and $2.1 million for the same period in 2014. Net loan charge-offs for PNB and Guardian totaled $2.5 million for the first six months of 2015, compared to $3.7 million for the same period in 2014. The annualized ratio of net loan charge-offs to average loans for PNB and Guardian was 0.10% for the six months ended June 30, 2015, compared to an annualized ratio of net charge-offs to average loans of 0.16% for the same period in 2014.

SEPH recorded a recovery of loan losses of $1.4 million for the three months ended June 30, 2015, compared to a recovery of loan losses of $3.3 million for the same period in 2014. SEPH recorded a recovery of loan losses of $2.3 million for the six months ended June 30, 2015, compared to a recovery of loan losses of $5.6 million for the same period in 2014.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at June 30, 2015, December 31, 2014 and June 30, 2014.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Total allowance for loan losses	$57,427	$54,352	$57,911
Specific reserves	6,597	3,660	6,343
General reserves	$50,830	$50,692	$51,568

Total loans	$4,884,686	$4,805,725	$4,703,899
Impaired commercial loans	55,335	51,323	66,954
Non-impaired loans	$4,829,351	$4,754,402	$4,636,945

Total allowance for loan losses to total loan ratio	1.18%	1.13%	1.23%
General reserves as a % of non-impaired loans	1.05%	1.07%	1.11%

As the table above shows, specific reserves were $6.6 million at June 30, 2015, an increase of $2.9 million, compared to $3.7 million at December 31, 2014. General reserves for Park’s ongoing operations were $50.8 million at June 30, 2015, an increase of $0.1 million, compared to $50.7 million at December 31, 2014. The general reserve as a percentage of performing loans decreased to 1.05% at June 30, 2015, compared to 1.07% at December 31, 2014.

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

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; and (4) OREO which results from taking possession of property that served as collateral for a defaulted loan. The following table compares Park’s nonperforming assets at June 30, 2015, December 31, 2014 and June 30, 2014.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$95,739	$100,393	$118,895
Accruing TDRs	16,520	16,254	17,514
Loans past due 90 days or more	1,536	2,641	6,493
Total nonperforming loans	$113,795	$119,288	$142,902

OREO – PNB	8,774	10,687	7,727
OREO – SEPH	13,102	11,918	16,182
Total nonperforming assets	$135,671	$141,893	$166,811

Percentage of nonaccrual loans to total loans	1.95%	2.08%	2.51%
Percentage of nonperforming loans to total loans	2.32%	2.47%	3.02%
Percentage of nonperforming assets to total loans	2.77%	2.94%	3.52%
Percentage of nonperforming assets to total assets	1.86%	2.03%	2.46%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At June 30, 2015, management deemed it appropriate to have $16.5 million of TDRs on accrual status, while the remaining $40.1 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a modification with an interest rate that was not commensurate with the risk of the underlying loan. The TDR classification was not removed on any loans during the three-month and six-month periods ended June 30, 2015. During the three-month and six-month periods ended June 30, 2014, Park removed the TDR classification on $0.6 million and $1.6 million, respectively, of loans that met the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of June 30, 2015, December 31, 2014 and June 30, 2014 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$80,470	$77,477	$89,231
Accruing TDRs	16,423	16,157	17,417
Loans past due 90 days or more	1,536	2,641	6,493
Total nonperforming loans	$98,429	$96,275	$113,141

OREO – PNB	8,774	10,687	7,727
Total nonperforming assets	$107,203	$106,962	$120,868

Percentage of nonaccrual loans to total loans	1.65%	1.61%	1.90%
Percentage of nonperforming loans to total loans	2.02%	2.00%	2.41%
Percentage of nonperforming assets to total loans	2.19%	2.23%	2.57%
Percentage of nonperforming assets to total assets	1.48%	1.55%	1.81%

SEPH - Nonperforming Assets

(In thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Nonaccrual loans	$15,269	$22,916	$29,664
Accruing TDRs	97	97	97
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$15,366	$23,013	$29,761

OREO – SEPH	13,102	11,918	16,182
Total nonperforming assets	$28,468	$34,931	$45,943

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Generally, commercial loans that are graded a 6 are considered for partial charge-off. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines that the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

As of June 30, 2015, Park had taken partial charge-offs of approximately $30.0 million related to the $70.6 million of commercial loans considered to be impaired, compared to charge-offs of approximately $32.5 million related to the $73.7 million of impaired commercial loans at December 31, 2014. The table below provides additional information related to the Park impaired commercial loans at June 30, 2015, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at June 30, 2015

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$55,331	$5,176	$50,155	$6,597	$43,558	78.72%
PNB participations in Vision loans	9,513	4,334	5,179	—	5,179	54.44%
SEPH - loans	35,733	20,514	15,219	—	15,219	42.59%
PRK totals	$100,577	$30,024	$70,553	$6,597	$63,956	63.59%

Allowance for loan losses: A portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” (graded a 5) or “substandard” (graded a 6). “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well-defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s 72-month loss experience for the period ended December 31, 2014, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.54% of the principal balance of these loans. This 72-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $28.8 million or 1.21% of the outstanding principal balance of accruing commercial loans at June 30, 2015.

The overall reserve of 1.21% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.16%; special mention commercial loans are reserved at 5.02%; and substandard commercial loans are reserved at 10.63%. At June 30, 2015, the coverage period within the commercial portfolio was approximately 2.30 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 72-month loss experience of 0.54% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 72 months, through December 31, 2014. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At June 30, 2015, the coverage period within the consumer portfolio was approximately 1.98 years.

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

Other Income

Other income decreased by $480,000 to $19.2 million for the quarter ended June 30, 2015, compared to $19.7 million for the second quarter of 2014 and increased by $1.7 million to $38.1 million for the six months ended June 30, 2015, compared to $36.3 million for the same period of 2014.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Change	2015	2014	Change
Income from fiduciary activities	$5,210	$4,825	$385	$10,122	$9,366	$756
Service charges on deposits	3,684	3,942	(258)	7,065	7,601	(536)
Other service income	3,025	2,527	498	5,326	4,445	881
Checkcard fee income	3,665	3,493	172	7,016	6,706	310
Bank owned life insurance income	1,086	1,026	60	2,964	2,288	676
ATM fees	614	636	(22)	1,192	1,230	(38)
OREO valuation adjustments	(251)	(675)	424	(555)	(1,091)	536
Gain on sale of OREO, net	513	2,603	(2,090)	1,186	3,309	(2,123)
Gain on commercial loans held for sale	—	—	—	756	—	756
Miscellaneous	1,645	1,294	351	2,992	2,465	527
Other income	$19,191	$19,671	$(480)	$38,064	$36,319	$1,745

The following table breaks out the change in total other income for the three and six months ended June 30, 2015 compared to the same periods ended June 30, 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended June 30 change from 2014 to 2015			Six months ended June 30 change from 2014 to 2015
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$385	$—	$385	$756	$—	$756
Service charges on deposits	(258)	—	(258)	(536)	—	(536)
Other service income	461	37	498	728	153	881
Checkcard fee income	172	—	172	310	—	310
Bank owned life insurance income	60	—	60	676	—	676
ATM fees	(22)	—	(22)	(38)	—	(38)
OREO valuation adjustments	149	275	424	600	(64)	536
Gain on sale of OREO, net	(1,222)	(868)	(2,090)	(674)	(1,449)	(2,123)
Gain on commercial loans held for sale	—	—	—	34	722	756
Miscellaneous	344	7	351	515	12	527
Other income	$69	$(549)	$(480)	$2,371	$(626)	$1,745

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $385,000, or 8.0%, to $5.2 million for the three months ended June 30, 2015, compared to $4.8 million for the same period in 2014. Income from fiduciary activities increased by $756,000, or 8.1%, to $10.1 million for the six months ended June 30, 2015, compared to $9.4 million for the same period in 2014. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2015 was $4,414 million, an increase of approximately 5.7% compared to the average for the six months ended June 30, 2014 of $4,173 million.

Service charges on deposits decreased by $258,000, or 6.5%, to $3.7 million for the three months ended June 30, 2015, compared to $3.9 million for the same period in 2014. Service charges on deposits decreased by $536,000, or 7.1%, to $7.1 million for the six months ended June 30, 2015, compared to $7.6 million for the same period in 2014. The decline was related to a decrease in non-sufficient funds (NSF) fee income of $808,000, offset by an increase in deposit account maintenance fees of $326,000.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $498,000, or 19.7%, to $3.0 million for the three months ended June 30, 2015, compared to $2.5 million for the same period in 2014. Other service income increased by $881,000, or 19.8%, to $5.3 million for the six months ended June 30, 2015, compared to $4.4 million for the same period in 2014. The volume of originations of mortgage loans for sale into the secondary market is the primary driver of changes in this fee income category.

Bank owned life insurance income increased by $676,000, or 29.5%, to $3.0 million for the six months ended June 30, 2015, compared to $2.3 million for the same period in 2014. The increase was related to $791,000 in income resulting from death benefits received in the first quarter of 2015.

Gains on the sale of OREO, net was $513,000 for the three months ended June 30, 2015, compared to $2.6 million for the same period in 2014. Gains on the sale of OREO, net was $1.2 million for the six months ended June 30, 2015, compared to $3.3 million for the same period in 2014. For the first six months of 2015, OREO with a book value of $11.0 million was sold, compared to OREO with a book value of $15.9 million for the same period of 2014.

Gains on the sale of loans held for sale was $756,000 for the six months ended June 30, 2015 compared to no gains for the same period in 2014. This was related to certain commercial loans held for sale, with a book balance of $132,000 that were sold in the first quarter of 2015, resulting in a net gain of $756,000.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2015	2014	Change	2015	2014	Change
Salaries and employee benefits	$25,724	$26,140	$(416)	$52,391	$51,200	$1,191
Occupancy expense	2,381	2,457	(76)	4,960	5,289	(329)
Furniture and equipment expense	2,831	2,994	(163)	5,693	5,992	(299)
Data processing fees	1,197	1,121	76	2,464	2,235	229
Professional fees and services	5,583	8,168	(2,585)	10,277	14,451	(4,174)
Marketing	937	1,006	(69)	1,950	2,124	(174)
Insurance	1,362	1,467	(105)	2,823	2,914	(91)
Communication	1,233	1,293	(60)	2,564	2,636	(72)
State taxes	883	925	(42)	1,930	1,900	30
OREO expense	324	308	16	791	1,585	(794)
Miscellaneous	2,212	362	1,850	4,544	1,694	2,850
Other expense	$44,667	$46,241	$(1,574)	$90,387	$92,020	$(1,633)

The following table breaks out the change in total other expense for the three and six months ended June 30, 2015, compared to June 30 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended June 30 change from 2014 to 2015			Six months ended June 30 change from 2014 to 2015
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries and employee benefits	$(339)	$(77)	$(416)	$1,356	$(165)	$1,191
Occupancy expense	(76)	—	(76)	(329)	—	(329)
Furniture and equipment expense	(163)	—	(163)	(299)	—	(299)
Data processing fees	76	—	76	229	—	229
Professional fees and services	(701)	(1,884)	(2,585)	(1,520)	(2,654)	(4,174)
Marketing	(69)	—	(69)	(174)	—	(174)
Insurance	(104)	(1)	(105)	(88)	(3)	(91)
Communication	(59)	(1)	(60)	(71)	(1)	(72)
State taxes	(42)	—	(42)	(16)	46	30
OREO expense	(128)	144	16	(513)	(281)	(794)
Miscellaneous	1,059	791	1,850	2,244	606	2,850
Other expense	$(546)	$(1,028)	$(1,574)	$819	$(2,452)	$(1,633)

Salaries and employee benefits decreased by $416,000, or 1.6%, to $25.7 million for the three months ended June 30, 2015, compared to $26.1 million for the same period in 2014. Salaries and employee benefits increased by $1.2 million, or 2.3%, to $52.4 million for the six months ended June 30, 2015, compared to $51.2 million for the same period in 2014. The increase through the three-months ended June 30, 2015 was largely related to a 4.3% increase in salary related expenses and a 21.4% decrease in employee benefits (due to decreased medical insurance expense). The increase through the first six months of 2015 was largely related to a 5.2% increase in salary related expenses and a 7.7% decrease in employee benefits (due to decreased medical insurance expense).

Professional fees and services decreased by $2.6 million, or 31.6%, to $5.6 million for the three months ended June 30, 2015, compared to $8.2 million for the same period in 2014. Professional fees and services decreased by $4.2 million, or 28.9%, to $10.3 million for the six months ended June 30, 2015, compared to $14.5 million for the same period in 2014. The decreases were largely related to declines in legal expenses associated with PNB participations in Vision loans and other loan relationships at SEPH.

OREO expense for the three-month period ended June 30, 2015 increased compared to the same period in 2014, with an increase of $16,000, or 5.2%, to $324,000 for three-month period ended June 30, 2015, compared to $308,000 for the same period in 2014. OREO expense for the six-month period ended June 30, 2015 declined compared to the same period in 2014, with a decrease of $794,000, or 50.1%, to $791,000 for six-month period ended June 30, 2015, compared to $1.6 million for the same period in 2014.

Miscellaneous expense increased by $1.9 million, to $2.2 million for the three months ended June 30, 2015, compared to $362,000 for the same period in 2014. Miscellaneous expense increased by $2.9 million, to $4.5 million for the six months ended June 30, 2015, compared to $1.7 million for the same period in 2014. The $2.9 million increase for the six-month period ended June 30, 2015 included expenses related to a prepayment penalty on borrowings and a contract termination fee which totaled $1.1 million, expense related to reserves for loan repurchases of $667,000, and an investment in historic rehabilitation tax credits of $309,000.

The table below provides information related to total other expense within each of Park's segments, which include PNB, GFSC, Vision, SEPH and "All Other" (which primarily consists of Park as the "Parent Company") for each quarter in 2014 and 2015 to date.

Other Expense - Quarterly 2014 and 2015
	PNB	GFSC	All Other	SEPH	Total PRK
Q1 2014	$40,392	$775	$2,091	$2,521	$45,779
Q2 2014	40,024	812	1,992	3,413	46,241
Q3 2014	38,992	774	1,874	3,332	44,972
Q4 2014	44,233	1,742	2,043	2,500	50,518
Total 2014	$163,641	$4,103	$8,000	$11,766	$187,510

Q1 2015	$41,932	$779	$1,911	$1,098	$45,720
Q2 2015	$39,586	$759	$1,937	$2,385	$44,667
YTD 2015	$81,518	$1,538	$3,848	$3,483	$90,387

Income Tax

Federal income tax expense was $8.4 million for the second quarter of 2015, compared to $9.4 million for the second quarter of 2014. The effective federal income tax rate for the second quarter of 2015 was 28.5%, compared to 30.2% for the same period in 2014. Federal income tax expense was $16.4 million for the first half of 2015, compared to $17.4 million for the same period of 2014. The effective federal income tax rate for the first half of 2015 was 29.0%, compared to 29.6% for the same period in 2014. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits (new in the second quarter 2015), bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2015 year will be approximately $6.7 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but pay a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2015 and December 31, 2014

Changes in Financial Condition and Liquidity

Total assets increased by $309 million, or 4.4%, to $7,310 million at June 30, 2015, compared to $7,001 million at December 31, 2014. This increase was primarily due to the following:

•	Total investment securities increased by $49 million, or 3.3%, to $1,550 million at June 30, 2015, compared to $1,501 million at December 31, 2014.

•	Loans increased by $71 million, or 1.5%, to $4,901 million at June 30, 2015, compared to $4,830 million at December 31, 2014.

•
Cash and cash equivalents increased by $166 million to $404 million at June 30, 2015, compared to $238 million at December 31, 2014. Money market instruments represented the majority of this increase, and were $277 million at June 30, 2015, compared to $104 million at December 31, 2014. This increase in cash and cash equivalents is due to an increase in deposits, primarily related to Parks Insured Cash Sweep Service (ICS) product.

Total liabilities increased by $299 million, or 4.7%, during the first six months of 2015 to $6,604 million at June 30, 2015, from $6,305 million at December 31, 2014. This increase was primarily due to the following:

•
Total deposits increased by $384 million, or 7.5%, to $5,512 million at June 30, 2015, compared to $5,128 million at December 31, 2014. The increase in deposits in the first six months of 2015 was largely the result of a new product offering for ICS deposits.

•	Short-term borrowings decreased by $38 million, or 13.7%, to $239 million at June 30, 2015, from $277 million at December 31, 2014.

•
Long-term borrowings, including subordinated notes, decreased by $52 million or 6.3% to $780 million at June 30, 2015, compared to $832 million at December 31, 2014. During the first quarter of 2015, Park prepaid $54.5 million of long-term borrowings.

Total shareholders’ equity increased by $9.5 million, or 1.4%, to $706.0 million at June 30, 2015, from $696.5 million at December 31, 2014.

•	Retained earnings increased by $11.1 million during the period as a result of net income of $40.1 million, offset by common share dividends of $29.0 million.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 67.05% at June 30, 2015, compared to 68.98% at December 31, 2014 and 69.77% at June 30, 2014. Cash and cash equivalents were $404.3 million at June 30, 2015, compared to $237.7 million at December 31, 2014 and $197.0 million at June 30, 2014. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2015 was $706.0 million, or 9.7% of total assets, compared to $696.5 million, or 9.9% of total assets, at December 31, 2014 and $685.0 million, or 10.1% of total assets, at June 30, 2014.

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

PNB met each of the well capitalized ratio guidelines at June 30, 2015. The following table indicates the capital ratios for PNB and Park at June 30, 2015 and December 31, 2014.

	As of June 30, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.95%	9.99%	9.99%	11.61%
Park National Corporation	9.19%	13.15%	12.86%	14.91%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.96%	10.13%	N/A	11.74%
Park National Corporation	9.25%	13.39%	N/A	15.14%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2014 Annual Report (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2014. There were no significant changes in contractual obligations and commitments during the first six months of 2015.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2015	December 31, 2014
Loan commitments	$981,328	$869,793
Standby letters of credit	$11,829	$12,473

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

On page 40 (Table 34) of Park’s 2014 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $544 million or 8.46% of interest earning assets at December 31, 2014. At June 30, 2015, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $493 million or 7.34% of interest earning assets.

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

On page 41 of Park’s 2014 Annual Report, management reported that at December 31, 2014, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 7.1% using a declining interest rate scenario over the next year. At June 30, 2015, the earnings simulation model projected that net income would decrease by 0.26% using a rising interest rate scenario and would decrease by 14.09% in a declining interest rate scenario. At June 30, 2015, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2015, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2015	—	—	—	538,250
May 1 through May 31, 2015	—	—	—	538,250
June 1 through June 30, 2015	—	—	—	538,250
Total	—	$—	—	538,250

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

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information

The following summary describes the material features of the capital stock of Park National Corporation (“Park”). This summary is subject to, and qualified in its entirety by reference to, the provisions of Park’s Articles of Incorporation (as amended, the “Articles”) and Regulations (as amended, the “Regulations”) as in effect on the date of this Quarterly Report on Form 10-Q, as well as the applicable provisions of the Ohio General Corporation Law. Current versions of the Articles and the Regulations have been filed by Park with the Securities and Exchange Commission (the “SEC”).

Authorized Capital Stock

Park’s authorized capital stock consists of:

•	20,000,000 common shares, each without par value (the “Common Shares”); and

•	200,000 preferred shares, each without par value (the “Preferred Shares”).

As of June 30, 2015, there were 15,370,877 Common Shares issued and outstanding, 779,989 Common Shares held by Park as treasury shares, 45,000 Common Shares subject to outstanding performance-based restricted stock units (which, if vested, will be delivered from common shares held by Park as treasury shares), and no Preferred Shares issued. The 100,000 Fixed Rate Cumulative Perpetual Preferred Shares, Series A, that were repurchased from the U.S. Treasury in April 2012 reverted to authorized but unissued Preferred Shares.

The Common Shares are listed on NYSE MKT LLC under the symbol “PRK.”

Common Shares

Preemptive Rights

Park’s Articles provide that the holders of Common Shares do not have preemptive rights.

Dividends

As an Ohio corporation, Park may, in the discretion of the Park Board of Directors, generally pay dividends to Park’s shareholders out of surplus, however created, but must notify the shareholders if a dividend is paid out of capital surplus. Holders of Common Shares are entitled to receive dividends when, as and if declared by the Park Board of Directors from funds legally available therefor, subject to, and which may be adversely affected by, the rights, preferences and privileges of holders of any Preferred Shares that the Park Board of Directors may designate and issue in the future.

Park’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends which may be declared and paid by its national bank subsidiary The Park National Bank (“PNB”). However, the Federal Reserve Board expects Park to serve as a source of strength to PNB, which may require Park to retain capital for further investment in PNB, rather than pay dividends to the Park shareholders. Payment of dividends by PNB may be restricted at any time at the discretion of the Office of the Comptroller of the Currency (the “OCC”) if the OCC deems such dividends to constitute an unsafe or unsound banking practice. This could have the effect of limiting Park’s ability to pay dividends on the Common Shares.

PNB may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the capital guidelines established by the OCC. In addition, PNB must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of PNB’s net income for the current year and the retained net income for the preceding two years, less required transfers to surplus. Payments of dividends by PNB may be restricted at any time at the discretion of its governing regulatory authorities if necessary to maintain adequate capital.

The ability of PNB to pay dividends to Park is also subject to PNB’s profitability, financial condition, capital expenditures and other cash flow requirements and contractual obligations.

The Federal Reserve Board has issued a policy statement with regard to the payment of cash dividends by financial holding companies and other bank holding companies. The policy statement provides that, as a matter of prudent banking, a financial holding company or a bank holding company should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears to be consistent with the financial holding company’s or bank holding company’s capital needs, asset quality and overall financial condition. Accordingly, a financial holding company or a bank holding company should not pay dividends that exceed its net income or can only be funded in ways that weaken the financial holding company or bank holding company’s financial health, such as by borrowing.

Park is subject to contractual restrictions on the declaration and payment of dividends under the terms of certain of its debt instruments.

In connection with the merger of Vision Bancshares, Inc. (“Vision”) into Park on March 9, 2007 (the “Vision Merger”), Park entered into a First Supplemental Indenture, dated as of the effective time of the Vision Merger (the “First Supplemental Indenture”), with Vision and Wilmington Trust Company, as Trustee. Under the terms of the First Supplemental Indenture, Park assumed all of the payment and performance obligations of Vision under the Junior Subordinated Indenture, dated as of December 5, 2005 (the “Indenture”), pursuant to which Vision issued approximately $15.5 million of floating rate junior subordinated notes to Vision Bancshares Trust I, a Delaware statutory trust (the “Vision Trust”). The entire amount of the floating rate junior subordinated notes remained outstanding as of June 30, 2015. The floating rate junior subordinated notes were issued by Vision in connection with the sale by the Vision Trust of $15.0 million of floating rate preferred securities to institutional investors on December 5, 2005.

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

Both the floating rate junior subordinated notes and the floating rate preferred securities mature on December 30, 2035 (which maturity may be shortened), and carry a floating interest rate per annum, reset quarterly, equal to the sum of three-month LIBOR plus 1.48 percent. Payment of interest on the floating rate junior subordinated notes, and payment of cash distributions on the floating rate preferred securities, may be deferred at any time or from time to time for a period not to exceed twenty consecutive quarters.

Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions specified in the Indenture, from declaring or paying dividends to the holders of Common Shares: (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the floating rate junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred.

The Note Purchase Agreement entered into by Park on April 20, 2012 (the “2012 Note Purchase Agreement”) governs the 7% Subordinated Notes due April 20, 2022 issued by Park in April 2012, the full $30.0 million aggregate principal amount of which remained outstanding at June 30, 2015. If an event of default occurs under the 2012 Note Purchase Agreement and is continuing, Park’s ability to declare and pay dividends on any of its capital stock (including the Common Shares) will be restricted.

Liquidation Rights

Each Common Share entitles the holder thereof to share ratably in Park’s net assets legally available for distribution to shareholders in the event of Park’s liquidation, dissolution or winding up, after (i) payment in full of all amounts required to be paid to creditors or provision for such payment and (ii) provision for the distribution of any preferential amounts to the holders of Preferred Shares, if any.

Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions specified in the Indenture, from making any liquidation payments with respect to any of Park’s capital stock (including the Common Shares): (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the floating rate junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred.

The 2012 Note Purchase Agreement restricts Park’s ability to make any liquidation payment with respect to any of Park’s capital stock (including the Common Shares) if an event of default under the 2012 Note Purchase Agreement has occurred and is continuing.

Subscription, Preference, Conversion, Exchange and Redemption Rights

The holders of Common Shares do not have subscription, preference, conversion or exchange rights, and there are no mandatory redemption provisions applicable to the Common Shares. The rights, preferences and privileges of the holders of Common Shares are subject to, and may be adversely affected by, the rights, preferences and privileges of holders of any Preferred Shares that the Park Board of Directors may designate and issue in the future.

Under the terms of the Indenture and the related Guarantee Agreement, Park, as successor to Vision in accordance with the First Supplemental Indenture, is prohibited, subject to limited exceptions specified in the Indenture, from redeeming, repurchasing or otherwise acquiring any of Park’s capital stock (including the Common Shares): (i) if an event of default under the Indenture has occurred and continues; (ii) if Park is in default with respect to the payment of any obligations under the Guarantee Agreement; or (iii) during any period in which the payment of interest on the floating rate junior subordinated notes by Park (and the payment of cash distributions on the floating rate preferred securities by the Vision Trust) is being deferred.

The 2012 Note Purchase Agreement restricts Park’s ability to redeem, repurchase or acquire any of Park’s capital stock (including the Common Shares) if an event of default under the 2012 Note Purchase Agreement has occurred and is continuing.

Number of Directors

Park’s Regulations provide for the Park Board of Directors to consist of not less than five and not more than 16 directors. The Park Board of Directors may not increase the number of directors to a number which exceeds by more than two the number of directors last elected by shareholders. The number of Park directors was last fixed at 13 directors and the Park Board of Directors currently consists of 13 members.

Classification of the Board of Directors

Park’s Regulations provide for the Park Board of Directors to be divided into three classes, with the term of office of one class expiring each year.

Nomination of Directors

Under Park’s Regulations, either the Park Board of Directors or any shareholder entitled to vote in the election of directors may nominate a candidate for election to the Park Board of Directors. Shareholder nominations must be made in writing and must be received by the President of Park not less than 14 days and not more than 50 days prior to the shareholder meeting at which directors are to be elected. If, however, notice of the meeting is mailed or disclosed to shareholders less than 21 days before the meeting date, shareholder nominations must be received by the close of business on the 7th day after notice is mailed. A shareholder’s notice to Park nominating a director must set forth:

•	the name and address of each proposed nominee;

•	the principal occupation of each proposed nominee;

•	the total number of Common Shares that will be voted for each proposed nominee;

•	the name and residence address of the notifying shareholder; and

•	the number of Common Shares beneficially owned by the notifying shareholder.

Special Meetings of Shareholders

Pursuant to Ohio law and Park’s Regulations, any of the following persons may call a special meeting of shareholders: (i) Park’s Chairman of the Board; (ii) Park’s President, or, in case of the President’s absence, death or disability, the Vice President, if any, authorized to exercise the authority of the President; (iii) Park’s Secretary; (iv) the directors by action at a meeting or a majority of the directors acting without a meeting; or (v) the holders of at least 25% of the outstanding shares entitled to vote at the meeting.

Voting Rights

Under Ohio law, shareholders have the right to make a request, in accordance with applicable procedures, to cumulate their votes in the election of directors unless a corporation’s articles of incorporation are amended, in accordance with applicable procedures, to eliminate that right. Park’s Articles have not been amended to eliminate cumulative voting in the election of directors. Accordingly, if, in accordance with Ohio law, any of Park’s shareholders makes a proper request and announcement of such request is made at a meeting to elect directors, each shareholder will have votes equal to the number of directors to be elected, multiplied by the number of Common Shares owned by such shareholder, and will be entitled to distribute such votes among the candidates in any manner the shareholder wishes.

Except with respect to an election of directors for which cumulative voting has been properly requested, each Common Share entitles the holder thereof to one vote on each matter submitted to the shareholders of Park for consideration.

Park’s Articles contain special voting requirements that may be deemed to have anti-takeover effects. These special voting requirements are described in Article Eighth and apply when any of the following actions are contemplated:

•
any merger or consolidation of Park with or into a beneficial owner of 20% or more of the voting power of Park entitled to vote in the election of directors (a “20% beneficial owner”) or an affiliate or associate of that 20% beneficial owner;

•
any sale, lease, exchange, mortgage, pledge, transfer or other disposition of at least 10% of the total assets of Park, including the voting securities of any of Park’s subsidiaries, or of any of Park’s subsidiaries, to a 20% beneficial owner or an affiliate or associate of that 20% beneficial owner;

•	any merger into Park, or one of its subsidiaries, of a 20% beneficial owner or an affiliate or associate of that 20% beneficial owner;

•
any sale, lease, exchange, mortgage, pledge, transfer or other disposition to Park, or one of its subsidiaries, of all or any part of the assets of a 20% beneficial owner (or an affiliate or associate of that 20% beneficial owner), excluding any disposition which, if included with all other dispositions consummated during the fiscal year by the 20% beneficial owner and the affiliates and associates of that 20% beneficial owner, would not result in dispositions having an aggregate fair value in excess of 1% of the total consolidated assets of Park, unless all such dispositions by the 20% beneficial owner and its affiliates or associates during the same and four preceding fiscal years would result in disposition of assets having an aggregate fair value in excess of 2% of the total consolidated assets of Park;

•	any reclassification of the Common Shares or any recapitalization involving the Common Shares consummated within five years after a 20% beneficial owner becomes such;

•	any agreement, contract or arrangement providing for any of the previously described business combinations; and

•	any amendment to Article Eighth of Park’s Articles.

The enlarged majority vote required when Article Eighth applies is the greater of:

•	four-fifths of the outstanding Common Shares entitled to vote on the proposed business combination, or

•	that fraction of the outstanding Common Shares having:

◦	as the numerator, a number equal to the sum of:

•the number of Common Shares beneficially owned by the 20% beneficial owner plus

•two-thirds of the remaining number of Common Shares outstanding,

◦	and as the denominator, a number equal to the total number of outstanding Common Shares entitled to vote.

Article Eighth does not apply where: (i) the shareholders who do not vote in favor of the transaction and whose proprietary interest will be terminated in connection with a transaction are paid a “minimum price per share;” and (ii) a proxy statement satisfying the requirements of the Securities Exchange Act of 1934 is mailed to Park’s shareholders for the purpose of soliciting shareholder approval of the transaction. If the price criteria and procedural requirements are satisfied, the approval of a business combination would require only that affirmative vote (if any) required by law or by Park’s Articles or Regulations.

Preferred Shares

The 200,000 authorized but unissued Preferred Shares are typically referred to as “blank check” preferred shares. This term refers to preferred shares for which the rights and restrictions are determined by the board of directors of a corporation at the time the preferred shares are issued. Under Park’s Articles, the Park Board of Directors has the authority, without any further shareholder vote or action, to issue the Preferred Shares in one or more series, from time to time, with full or limited voting power, or without voting power, and with all designations, preferences and relative, participating, optional or other special rights and privileges of, and qualifications, limitations or restrictions upon, the Preferred Shares, as may be provided in the amendment or amendments to Park’s Articles adopted by the Park Board of Directors. The authority of the Park Board of Directors includes, but is not limited to, the determination or fixing of the following with respect to Preferred Shares of any series:

•	the division of the Preferred Shares into series and the designation and authorized number of Preferred Shares (up to the number of Preferred Shares authorized under Park's Articles) in each series;

•	the dividend rate and whether dividends are to be cumulative;

•	whether Preferred Shares are to be redeemable, and, if so, whether redeemable for cash, property or rights;

•	the liquidation rights to which the holders of Preferred Shares will be entitled, and the preferences, if any;

•	whether the Preferred Shares will be subject to the operation of a sinking fund, and, if so, upon what conditions;

•
whether the Preferred Shares will be convertible into or exchangeable for shares of any other class or of any other series of any class of capital stock and the terms and conditions of the conversion or exchange;

•
the voting rights of the Preferred Shares, which may be full, limited or denied, except as otherwise required by law; provided that the voting rights of any series of Preferred Shares may not be greater than the voting rights of the Common Shares;

•	the preemptive rights, if any, to which the holders of Preferred Shares will be entitled and any limitations thereon;

•
whether the issuance of any additional shares, or of any shares of any other series, will be subject to restrictions as to issuance, or as to the powers, preferences or rights of these other series; and

•	any other relative, participating, optional or other special rights and privileges, and qualifications, limitations or restrictions.

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
Certificate of Amendment by Shareholders as filed with the Ohio Secretary of State on April 18, 2011 in order to evidence the adoption by Park National Corporation’s shareholders of an amendment to Article SIXTH of Park National Corporation’s Articles of Incorporation in order to provide that shareholders do not have preemptive rights (Incorporated herein by reference to Exhibit 3.1 to Park National Corporation’s Current Report on Form 8-K dated and filed April 19, 2011 (File No. 1-13006))

3.1(h)
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
Regulations of Park National Corporation (reflecting all amendments) [For purposes of SEC reporting compliance only] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1(a)
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and David L. Trautman (Incorporated herein by reference to Exhibit 10.1(a) to Park National Corporation’s Current Report on Form 8-K dated and filed on June 19, 2015 (File No. 1-13006) (“Park’s June 19, 2015 Form 8-K”))

10.1(b)
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Brady T. Burt (Incorporated herein by reference to Exhibit 10.1(b) to Park’s June 19, 2015 Form 8-K)

10.1(c)
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (Incorporated herein by reference to Exhibit 10.1(c) to Park’s June 19, 2015 Form 8-K)

10.2(a)
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (Incorporated herein by reference to Exhibit 10.2(a) to Park’s June 19, 2015 Form 8-K)

10.2(b)
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (Incorporated herein by reference to Exhibit 10.2(b) to Park’s June 19, 2015 Form 8-K)

10.3
Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (Incorporated herein by reference to Exhibit 10.3 to Park’s June 19, 2015 Form 8-K)

10.4
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (Incorporated herein by reference to Exhibit 10.4 to Park’s June 19, 2015 Form 8-K)

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2015 and 2014 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: July 28, 2015	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: July 28, 2015	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer