Form 10-Q
period 2015-09-30
PARK NATIONAL CORP /OH/
filed 2015-10-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

 Yes   ☐   No   ☒

15,350,817 Common shares, no par value per share, outstanding at October 26, 2015.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$102,928	$133,511
Money market instruments	279,327	104,188
Cash and cash equivalents	382,255	237,699
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,282,022 and $1,299,980 at September 30, 2015 and December 31, 2014, respectively)	1,293,464	1,301,915
Securities held-to-maturity, at amortized cost (fair value of $119,585 and $143,490 at September 30, 2015 and December 31, 2014, respectively)	117,509	140,562
Other investment securities	58,311	58,311
Total investment securities	1,469,284	1,500,788

Loans	4,999,912	4,829,682
Allowance for loan losses	(58,483)	(54,352)
Net loans	4,941,429	4,775,330
Bank owned life insurance	180,739	171,928
Prepaid assets	82,949	75,190
Goodwill	72,334	72,334
Premises and equipment, net	59,581	55,479
Affordable housing tax credit investments	52,731	48,911
Other real estate owned	20,136	22,605
Accrued interest receivable	18,976	17,677
Mortgage loan servicing rights	8,812	8,613
Other	11,114	14,645
Total assets	$7,300,340	$7,001,199

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,288,750	$1,269,296
Interest bearing	4,166,232	3,858,704
Total deposits	5,454,982	5,128,000
Short-term borrowings	278,324	276,980
Long-term debt	736,580	786,602
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	21,339	16,629
Accrued interest payable	2,470	2,551
Other	45,842	48,896
Total liabilities	$6,584,537	$6,304,658

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,859 shares issued at September 30, 2015 and 16,150,888 shares issued at December 31, 2014)	303,805	303,104
Retained earnings	501,145	484,484
Treasury shares (810,189 shares at September 30, 2015 and 758,489 at December 31, 2014)	(81,718)	(77,439)
Accumulated other comprehensive loss, net of taxes	(7,429)	(13,608)
Total shareholders' equity	715,803	696,541
Total liabilities and shareholders’ equity	$7,300,340	$7,001,199

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:

Interest and fees on loans	$57,680	$57,492	$169,555	$169,249

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	9,175	9,011	27,677	27,758
Other interest income	232	119	677	320
Total interest and dividend income	67,087	66,622	197,909	197,327

Interest expense:

Interest on deposits:
Demand and savings deposits	614	440	1,656	1,232
Time deposits	2,508	2,136	7,672	6,547

Interest on borrowings:
Short-term borrowings	109	130	348	382
Long-term debt	6,141	7,207	18,468	21,416

Total interest expense	9,372	9,913	28,144	29,577

Net interest income	57,715	56,709	169,765	167,750

Provision for loan losses	2,404	4,501	5,648	1,016
Net interest income after provision for loan losses	55,311	52,208	164,117	166,734

Other income:
Income from fiduciary activities	4,933	4,734	15,055	14,100
Service charges on deposit accounts	3,909	4,171	10,974	11,772
Other service income	3,251	2,450	8,577	6,895
Checkcard fee income	3,643	3,431	10,659	10,137
Bank owned life insurance income	1,574	1,420	4,538	3,708
ATM fees	648	654	1,840	1,884
OREO valuation adjustments	(718)	(935)	(1,273)	(2,026)
Gain on sale of OREO, net	243	2,149	1,429	5,458
Gain on commercial loans held for sale	—	—	756	—
Miscellaneous	2,708	1,322	5,700	3,787
Total other income	20,191	19,396	58,255	55,715

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other expense:
Salaries	$21,692	$20,515	$63,669	$60,426
Employee benefits	6,721	5,728	17,135	17,017
Occupancy expense	2,469	2,339	7,429	7,628
Furniture and equipment expense	3,044	2,870	8,737	8,862
Data processing fees	1,383	1,281	3,847	3,516
Professional fees and services	5,424	6,934	15,701	21,385
Marketing	1,058	1,087	3,008	3,211
Insurance	1,399	1,396	4,222	4,310
Communication	1,245	1,304	3,809	3,940
State tax expense (income)	779	(350)	2,709	1,550
OREO expense	323	244	1,114	1,829
Miscellaneous	1,892	1,624	6,436	3,318
Total other expense	47,429	44,972	137,816	136,992

Income before income taxes	28,073	26,632	84,556	85,457

Federal income taxes	8,033	8,363	24,433	25,801

Net income	$20,040	$18,269	$60,123	$59,656

Earnings per Common Share:
Basic	$1.30	$1.19	$3.91	$3.87
Diluted	$1.30	$1.19	$3.90	$3.87

Weighted average common shares outstanding
Basic	15,361,087	15,392,421	15,370,380	15,395,320
Diluted	15,401,808	15,413,664	15,411,511	15,413,625

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,040	$18,269	$60,123	$59,656

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax (benefit) of $3,528 and $(1,564) for the three months ended September 30, 2015 and 2014, and $3,328 and $11,369 for the nine months ended September 30, 2015 and 2014, respectively	6,551	(2,905)	6,179	21,115
Other comprehensive income (loss)	$6,551	$(2,905)	$6,179	$21,115

Comprehensive income	$26,591	$15,364	$66,302	$80,771

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2014, as previously presented	$—	$302,651	$460,643	$(76,128)	$(35,419)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(1,924)
Balance, at January 1, 2014 - as adjusted	$—	$302,651	$458,719	$(76,128)	$(35,419)
Net Income			59,656
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax expense of $11,369					21,115
Dividends on common shares at $2.82 per share			(43,462)
Cash payment for fractional shares in dividend reinvestment plan		(3)
Share-based compensation expense		355
Repurchase of treasury shares				(1,485)
Balance at September 30, 2014	$—	$303,003	$474,913	$(77,613)	$(14,304)

Balance at January 1, 2015, as previously presented	$—	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax			(2,057)
Balance, at January 1, 2015 - as adjusted	$—	$303,104	$484,484	$(77,439)	$(13,608)
Net Income			60,123
Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax of $3,328					6,179
Dividends on common shares at $2.82 per share			(43,462)
Cash payment for fractional shares in dividend reinvestment plan		(3)
Share-based compensation expense		704
Repurchase of treasury shares				(4,279)
Balance at September 30, 2015	$—	$303,805	$501,145	$(81,718)	$(7,429)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$60,123	$59,656

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,648	1,016
Amortization of loan fees and costs, net	4,921	2,815
Depreciation	5,362	5,489
Accretion of investment securities, net	(186)	(129)
Amortization of long-term debt prepayment penalty	4,522	3,681
Realized net investment security gains	—	(20)
Loan originations to be sold in secondary market	(163,764)	(96,384)
Proceeds from sale of loans in secondary market	160,593	93,335
Gain on sale of loans in secondary market	(2,968)	(1,906)
Share-based compensation expense	704	355
OREO valuation adjustments	1,273	2,026
Gain on sale of OREO, net	(1,429)	(5,458)
Gain on sale of commercial loans held for sale	(756)	—
Bank owned life insurance income	(4,538)	(3,708)

Changes in assets and liabilities:
Increase in other assets	(12,461)	(12,950)
Increase in other liabilities	(3,214)	(5,024)
Net cash provided by operating activities	$53,830	$42,794

Investing activities:
Proceeds from redemption of Federal Home Loan Bank stock	$—	$8,946
Proceeds from the sale of:
Available-for-sale securities	—	488
Proceeds from calls and maturities of:
Available-for-sale securities	198,418	71,968
Held-to-maturity securities	29,148	31,712
Purchases of:
Available-for-sale securities	(180,273)	(127,522)
Held-to-maturity securities	(6,096)	—
Net increase in other investments	—	(1,350)
Net loan originations, portfolio loans	(174,952)	(181,197)
Proceeds from commercial loans held for sale	900	—
Investments in qualified affordable housing projects	(4,290)	(8,184)
Proceeds from the sale of OREO	15,189	26,622
Purchases of bank owned life insurance	(10,045)	—
Life insurance death benefits	6,034	1,574
Purchases of premises and equipment, net	(9,464)	(4,865)
Net cash used in investing activities	$(135,431)	$(181,808)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2015	2014
Financing activities:
Net increase in deposits	$326,982	$339,010
Net increase in short-term borrowings	1,344	26,689
Repayment of long-term debt	(79,544)	(75,537)
Proceeds from issuance of long-term debt	25,000	50,000
Repurchase of treasury shares	(4,279)	(1,485)
Cash dividends paid on common shares	(43,346)	(43,407)

Net cash provided by financing activities	$226,157	$295,270

Increase in cash and cash equivalents	144,556	156,256

Cash and cash equivalents at beginning of year	237,699	147,030

Cash and cash equivalents at end of period	$382,255	$303,286

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$28,225	$29,674

Income taxes	$19,820	$18,620

Non-cash items:
Loans transferred to OREO	$12,845	$7,825

Transfers from loans to commercial loans held for sale	$144	$21,985

New commitments in affordable housing tax credit investments	$9,000	$8,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2015.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2014 from Park’s 2014 Annual Report to Shareholders (“2014 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation. Additionally, prior period financial statements reflect the retrospective application of Accounting Standards Update ("ASU") 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.

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

Note 2 – Recent Accounting Pronouncements

ASU 2014-01- Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force): In January 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-01, Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (a consensus of the FASB Emerging Issues Task Force). The ASU permits reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. Additionally, a reporting entity should disclose information that enables users of its financial statements to understand the nature of its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations. The new guidance became effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. Park adopted this guidance in the first quarter of 2015. The guidance was applied retrospectively to all prior periods presented. The adoption resulted in adjustments to reduce beginning retained earnings, other assets and the prior periods consolidated condensed statements of income. See Note 16 - Investment in Qualified Affordable Housing for further details.

ASU 2014-04 - Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force): In January 2014, FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after

December 15, 2014. The adoption of this guidance as of January 1, 2015 did not have a material impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 5 - Other Real Estate Owned ("OREO").

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.

ASU 2014-11 - Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures: In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance as of January 1, 2015 did not have an impact on Park's consolidated financial statements, but resulted in additional disclosures. See Note 17 - Repurchase Agreement Borrowings.

ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on Park’s consolidated financial statements.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015			December 31, 2014
(In thousands)	Loan balance	Accrued interest receivable	Recorded investment	Loan balance	Accrued interest receivable	Recorded investment
Commercial, financial and agricultural *	$909,025	$3,478	$912,503	$856,535	$3,218	$859,753
Commercial real estate *	1,091,578	4,239	1,095,817	1,069,637	3,546	1,073,183
Construction real estate:
SEPH commercial land and development	2,069	—	2,069	2,195	—	2,195
Remaining commercial	115,987	279	116,266	115,139	300	115,439
Mortgage	35,554	78	35,632	31,148	72	31,220
Installment	6,762	19	6,781	7,322	23	7,345
Residential real estate:
Commercial	412,294	883	413,177	417,612	1,038	418,650
Mortgage	1,216,221	1,840	1,218,061	1,189,709	1,548	1,191,257
HELOC	213,488	755	214,243	216,915	803	217,718
Installment	24,297	79	24,376	27,139	97	27,236
Consumer	969,586	2,949	972,535	893,160	2,967	896,127
Leases	3,051	53	3,104	3,171	17	3,188
Total loans	$4,999,912	$14,652	$5,014,564	$4,829,682	$13,629	$4,843,311
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $10.3 million at September 30, 2015 and $9.4 million at December 31, 2014, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.7 million and $2.3 million have been reclassified to loans at September 30, 2015 and December 31, 2014, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings (TDRs), and loans past due 90 days or more and still accruing by class of loan as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$18,142	$1,015	$—	$19,157
Commercial real estate	14,565	3,097	—	17,662
Construction real estate:
SEPH commercial land and development	2,045	—	—	2,045
Remaining commercial	5,746	247	—	5,993
Mortgage	28	91	—	119
Installment	126	113	—	239
Residential real estate:
Commercial	23,787	583	—	24,370
Mortgage	19,529	9,915	469	29,913
HELOC	1,685	806	17	2,508
Installment	1,845	680	4	2,529
Consumer	3,497	654	1,065	5,216
Total loans	$90,995	$17,201	$1,555	$109,751

	December 31, 2014
(In thousands)	Nonaccrual loans	Accruing troubled debt restructurings	Loans past due 90 days or more and accruing	Total nonperforming loans
Commercial, financial and agricultural	$18,826	$297	$229	$19,352
Commercial real estate	19,299	2,690	—	21,989
Construction real estate:
SEPH commercial land and development	2,078	—	—	2,078
Remaining commercial	5,558	51	—	5,609
Mortgage	59	94	9	162
Installment	115	125	—	240
Residential real estate:
Commercial	24,336	594	—	24,930
Mortgage	21,869	10,349	1,329	33,547
HELOC	1,879	630	9	2,518
Installment	1,743	779	—	2,522
Consumer	4,631	723	1,133	6,487
Total loans	$100,393	$16,332	$2,709	$119,434

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
(In thousands)	Nonaccrual loans and accruing TDRs	Loans individually evaluated for impairment	Loans collectively evaluated for impairment	Nonaccrual loans and accruing TDRs	Loans individually evaluated for impairment	Loans collectively evaluated for impairment
Commercial, financial and agricultural	$19,157	$19,154	$3	$19,123	$19,106	$17
Commercial real estate	17,662	17,662	—	21,989	21,989	—
Construction real estate:
SEPH commercial land and development	2,045	2,045	—	2,078	2,078	—
Remaining commercial	5,993	5,993	—	5,609	5,609	—
Mortgage	119	—	119	153	—	153
Installment	239	—	239	240	—	240
Residential real estate:
Commercial	24,370	24,370	—	24,930	24,930	—
Mortgage	29,444	—	29,444	32,218	—	32,218
HELOC	2,491	—	2,491	2,509	—	2,509
Installment	2,525	—	2,525	2,522	—	2,522
Consumer	4,151	—	4,151	5,354	—	5,354
Total loans	$108,196	$69,224	$38,972	$116,725	$73,712	$43,013

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan as of September 30, 2015 and December 31, 2014.

	September 30, 2015			December 31, 2014
(In thousands)	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
With no related allowance recorded:
Commercial, financial and agricultural	$18,724	$4,758	$—	$30,601	$17,883	$—
Commercial real estate	12,285	12,044	—	27,923	20,696	—
Construction real estate:
SEPH commercial land and development	10,835	2,045	—	11,026	2,078	—
Remaining commercial	2,242	1,263	—	1,427	391	—
Residential real estate:
Commercial	23,940	22,264	—	25,822	23,352	—

With an allowance recorded:
Commercial, financial and agricultural	18,573	14,396	2,495	1,251	1,223	981
Commercial real estate	5,618	5,618	488	1,310	1,293	262
Construction real estate:
SEPH commercial land and development	—	—	—	—	—	—
Remaining commercial	4,730	4,730	2,118	5,218	5,218	1,812
Residential real estate:
Commercial	2,225	2,106	637	1,578	1,578	605
Total	$99,172	$69,224	$5,738	$106,156	$73,712	$3,660

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2015 and December 31, 2014, there were $25.7 million and $32.4 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.3 million and $45,000, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves of $5.7 million and $3.7 million related to loans individually evaluated for impairment at September 30, 2015 and December 31, 2014, respectively. These loans with specific reserves had a recorded investment of $26.9 million and $9.3 million as of September 30, 2015 and December 31, 2014, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
(In thousands)	Recorded investment as of September 30, 2015	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2014	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$19,154	$19,793	$35	$23,186	$18,764	$68
Commercial real estate	17,662	17,453	132	21,303	30,644	327
Construction real estate:
SEPH commercial land and development	2,045	2,068	—	2,097	3,653	12
Remaining commercial	5,993	6,059	2	5,970	8,561	2
Residential real estate:
Commercial	24,370	24,560	240	23,640	27,765	255
Consumer	—	—	—	35	68	—
Total	$69,224	$69,933	$409	$76,231	$89,455	$664

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
(In thousands)	Recorded investment as of September 30, 2015	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2014	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$19,154	$19,056	$306	$23,186	$19,362	$204
Commercial real estate	17,662	17,857	418	21,303	35,458	862
Construction real estate:
SEPH commercial land and development	2,045	2,073	8	2,097	4,130	134
Remaining commercial	5,993	5,771	13	5,970	9,587	56
Residential real estate:
Commercial	24,370	24,784	768	23,640	29,632	825
Consumer	—	—	—	35	521	—
Total	$69,224	$69,541	$1,513	$76,231	$98,690	$2,081

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014 by class of loan.

	September 30, 2015
(In thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$213	$3,619	$3,832	$908,671	$912,503
Commercial real estate	917	796	1,713	1,094,104	1,095,817
Construction real estate:
SEPH commercial land and development	—	2,043	2,043	26	2,069
Remaining commercial	40	84	124	116,142	116,266
Mortgage	77	8	85	35,547	35,632
Installment	81	78	159	6,622	6,781
Residential real estate:
Commercial	257	18,292	18,549	394,628	413,177
Mortgage	10,064	9,295	19,359	1,198,702	1,218,061
HELOC	796	153	949	213,294	214,243
Installment	240	535	775	23,601	24,376
Consumer	9,716	3,109	12,825	959,710	972,535
Leases	—	—	—	3,104	3,104
Total loans	$22,401	$38,012	$60,413	$4,954,151	$5,014,564
* Includes $1.6 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.

	December 31, 2014
(in thousands)	Accruing loans past due 30-89 days	Past due nonaccrual loans and loans past due 90 days or more and accruing*	Total past due	Total current	Total recorded investment
Commercial, financial and agricultural	$6,482	$7,508	$13,990	$845,763	$859,753
Commercial real estate	808	8,288	9,096	1,064,087	1,073,183
Construction real estate:
SEPH commercial land and development	—	2,068	2,068	127	2,195
Remaining commercial	166	77	243	115,196	115,439
Mortgage	39	68	107	31,113	31,220
Installment	21	25	46	7,299	7,345
Residential real estate:
Commercial	250	19,592	19,842	398,808	418,650
Mortgage	11,146	10,637	21,783	1,169,474	1,191,257
HELOC	262	387	649	217,069	217,718
Installment	596	464	1,060	26,176	27,236
Consumer	11,304	3,818	15,122	881,005	896,127
Leases	—	—	—	3,188	3,188
Total loans	$31,074	$52,932	$84,006	$4,759,305	$4,843,311
* Includes $2.7 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2015 and December 31, 2014 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades all commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2015 and December 31, 2014 for all commercial loans:

	September 30, 2015
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$8,734	$1,674	$19,157	$882,938	$912,503
Commercial real estate *	14,676	5,317	17,662	1,058,162	1,095,817
Construction real estate:
SEPH commercial land and development	—	—	2,045	24	2,069
Remaining commercial	2,881	—	5,993	107,392	116,266
Residential real estate:
Commercial	2,490	2,035	24,370	384,282	413,177
Leases	—	—	—	3,104	3,104
Total commercial loans	$28,781	$9,026	$69,227	$2,435,902	$2,542,936
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2014
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$1,874	$1,201	$19,123	$837,555	$859,753
Commercial real estate *	8,448	1,712	21,989	1,041,034	1,073,183
Construction real estate:
SEPH commercial land and development	—	—	2,078	117	2,195
Remaining commercial	3,349	57	5,609	106,424	115,439
Residential real estate:
Commercial	2,581	598	24,930	390,541	418,650
Leases	—	—	—	3,188	3,188
Total Commercial Loans	$16,252	$3,568	$73,729	$2,378,859	$2,472,408
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings ("TDRs")

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. Certain loans which were modified during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was not removed on any loans during the three-month and nine-month periods ended September 30, 2015. During the three-month and nine-month periods ended September 30, 2014, Park removed the TDR classification on $0.9 million and $2.5 million of loans that met the requirements discussed above.

At September 30, 2015 and December 31, 2014, there were $41.9 million and $47.5 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2015 and December 31, 2014, $19.0 million and $15.7 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2015 and December 31, 2014, there were $17.2 million and $16.3 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At September 30, 2015 and December 31, 2014, Park had commitments to lend $3.3 million and $1.4 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at September 30, 2015 and December 31, 2014 was $3.3 million and $2.4 million, respectively. Modifications made in 2014 and 2015 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $212,000 and $1.2 million were recorded during the three-month and nine-month periods ended September 30, 2015, respectively, as a result of TDRs identified in 2015. Additional specific reserves of $258,000 and $537,000 were recoded during the three-month and nine-month periods ended September 30, 2014, respectively, as a result of TDRs identified in 2014.

The terms of certain other loans were modified during the nine-month periods ended September 30, 2015 and September 30, 2014 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2015 and September 30, 2014 of $245,000 and $443,000, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $12.8 million and $17.6 million, as of September 30, 2015 and September 30, 2014, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, as well as the recorded investment of these contracts at September 30, 2015 and September 30, 2014. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended September 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$245	$3,818	$4,063
Commercial real estate	5	—	1,512	1,512
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	196	—	196
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	200	—	200
Mortgage	9	—	748	748
HELOC	5	16	31	47
Installment	1	—	4	4
Consumer	61	51	412	463
Total loans	91	$708	$6,525	$7,233

	Three Months Ended September 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$776	$1,025	$1,801
Commercial real estate	2	—	622	622
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	312	312
Mortgage	11	508	356	864
HELOC	2	—	29	29
Installment	3	133	9	142
Consumer	87	415	344	759
Total loans	121	$1,832	$2,697	$4,529
Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2015, $160,000 were on nonaccrual status as of December 31, 2014. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2014, $205,000 were on nonaccrual status as of December 31, 2013.

	Nine Months Ended September 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	33	$1,014	$5,168	$6,182
Commercial real estate	11	—	2,525	2,525
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	196	—	196
Mortgage	1	—	20	20
Installment	—	—	—	—
Residential real estate:
Commercial	10	200	1,144	1,344
Mortgage	24	325	1,199	1,524
HELOC	21	242	105	347
Installment	4	—	36	36
Consumer	217	71	748	819
Total loans	322	$2,048	$10,945	$12,993

	Nine Months Ended September 30, 2014
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	24	$776	$1,065	$1,841
Commercial real estate	8	—	905	905
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	207	207
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	4	—	333	333
Mortgage	31	749	1,104	1,853
HELOC	7	93	195	288
Installment	9	228	12	240
Consumer	246	726	460	1,186
Total loans	331	$2,572	$4,281	$6,853

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2015, $1.0 million were on nonaccrual status as of December 31, 2014. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2014, $1.0 million were on nonaccrual status as of December 31, 2013.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$821	3	$62
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	603	2	194
Mortgage	13	902	18	1,205
HELOC	—	—	1	166
Installment	1	28	2	115
Consumer	50	310	54	486
Leases	—	—	—	—
Total loans	72	$2,664	80	$2,228

Of the $2.7 million in modified TDRs which defaulted during the three months ended September 30, 2015, $61,000 were accruing loans and $2.6 million were nonaccrual loans. Of the $2.2 million in modified TDRs which defaulted during the three months ended September 30, 2014, $160,000 were accruing loans and $2.1 million were nonaccrual loans.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	7	$821	4	$111
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	603	2	194
Mortgage	13	902	21	1,354
HELOC	—	—	1	166
Installment	1	28	3	118
Consumer	55	356	65	564
Leases	—	—	—	—
Total loans	77	$2,710	96	$2,507

Of the $2.7 million in modified TDRs which defaulted during the nine months ended September 30, 2015, $61,000 were accruing loans and $2.6 million were nonaccrual loans. Of the $2.5 million in modified TDRs which defaulted during the nine months ended September 30, 2014, $261,000 were accruing loans and $2.2 million were nonaccrual loans.

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

The activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and September 30, 2014 is summarized below.

	Three Months Ended September 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427
Charge-offs	829	46	4	575	2,262	—	3,716
Recoveries	415	386	274	461	832	—	2,368
Net charge-offs/(recoveries)	414	(340)	(270)	114	1,430	—	1,348
Provision/(recovery)	1,549	(352)	50	(132)	1,289	—	2,404
Ending balance	$13,259	$9,455	$8,990	$15,022	$11,757	$—	$58,483

	Three Months Ended September 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,196	$11,062	$7,821	$14,519	$10,313	$—	$57,911
Charge-offs	874	463	11	623	2,014	—	3,985
Charge-offs upon transfer to held for sale	597	1,467	1,262	1,012	—	—	4,338
Recoveries	161	161	2,368	284	607	4	3,585
Net charge-offs/(recoveries)	1,310	1,769	(1,095)	1,351	1,407	(4)	4,738
Provision/(recovery)	136	1,136	(262)	1,678	1,817	(4)	4,501
Ending balance	$13,022	$10,429	$8,654	$14,846	$10,723	$—	$57,674

	Nine Months Ended September 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	1,680	329	41	1,732	6,379	—	10,161
Recoveries	987	2,188	1,238	1,808	2,420	3	8,644
Net charge-offs/(recoveries)	693	(1,859)	(1,197)	(76)	3,959	(3)	1,517
Provision/(recovery)	3,233	(1,212)	(859)	174	4,315	(3)	5,648
Ending balance	$13,259	$9,455	$8,990	$15,022	$11,757	$—	$58,483

	Nine Months Ended September 30, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,218	$15,899	$6,855	$14,251	$8,245	$—	$59,468
Charge-offs	1,727	6,531	35	1,899	5,315	—	15,507
Charge-offs upon transfer to held for sale	597	1,467	1,262	1,012	—	—	4,338
Recoveries	755	4,074	8,342	1,877	1,981	6	17,035
Net charge-offs/(recoveries)	1,569	3,924	(7,045)	1,034	3,334	(6)	2,810
Provision/(recovery)	373	(1,546)	(5,246)	1,629	5,812	(6)	1,016
Ending balance	$13,022	$10,429	$8,654	$14,846	$10,723	$—	$57,674

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2015 and December 31, 2014, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2015 and December 31, 2014, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2014 Annual Report).

The composition of the allowance for loan losses at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,495	$488	$2,118	$637	$—	$—	$5,738
Collectively evaluated for impairment	10,764	8,967	6,872	14,385	11,757	—	52,745
Total ending allowance balance	$13,259	$9,455	$8,990	$15,022	$11,757	$—	$58,483

Loan balance:
Loans individually evaluated for impairment	$19,150	$17,651	$8,038	$24,349	$—	$—	$69,188
Loans collectively evaluated for impairment	889,875	1,073,927	152,334	1,841,951	969,586	3,051	4,930,724
Total ending loan balance	$909,025	$1,091,578	$160,372	$1,866,300	$969,586	$3,051	$4,999,912

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	13.03%	2.76%	26.35%	2.62%	—%	—%	8.29%
Loans collectively evaluated for impairment	1.21%	0.83%	4.51%	0.78%	1.21%	—%	1.07%
Total	1.46%	0.87%	5.61%	0.80%	1.21%	—%	1.17%

Recorded investment:
Loans individually evaluated for impairment	$19,154	$17,662	$8,038	$24,370	$—	$—	$69,224
Loans collectively evaluated for impairment	893,349	1,078,155	152,710	1,845,487	972,535	3,104	4,945,340
Total ending recorded investment	$912,503	$1,095,817	$160,748	$1,869,857	$972,535	$3,104	$5,014,564

	December 31, 2014
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$981	$262	$1,812	$605	$—	$—	$3,660
Collectively evaluated for impairment	9,738	8,546	6,840	14,167	11,401	—	50,692
Total ending allowance balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352

Loan balance:
Loans individually evaluated for impairment	$19,103	$21,978	$7,690	$24,905	$—	$—	$73,676
Loans collectively evaluated for impairment	837,432	1,047,659	148,114	1,826,470	893,160	3,171	4,756,006
Total ending loan balance	$856,535	$1,069,637	$155,804	$1,851,375	$893,160	$3,171	$4,829,682

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	5.14%	1.19%	23.56%	2.43%	—%	—%	4.97%
Loans collectively evaluated for impairment	1.16%	0.82%	4.62%	0.78%	1.28%	—%	1.07%
Total	1.25%	0.82%	5.55%	0.80%	1.28%	—%	1.13%

Recorded investment:
Loans individually evaluated for impairment	$19,106	$21,989	$7,687	$24,930	$—	$—	$73,712
Loans collectively evaluated for impairment	840,647	1,051,194	148,512	1,829,931	896,127	3,188	4,769,599
Total ending recorded investment	$859,753	$1,073,183	$156,199	$1,854,861	$896,127	$3,188	$4,843,311

Note 5 – Other Real Estate Owned ("OREO")

Management transfers a loan to OREO at the time that Park takes deed/title of the asset. The carrying amount of foreclosed properties held at September 30, 2015 and December 31, 2014 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2015	December 31, 2014
OREO:
Commercial real estate	$8,342	$6,352
Construction real estate	8,225	11,281
Residential real estate	3,569	4,972
Total OREO	20,136	$22,605

Loans in process of foreclosure:
Residential real estate	$1,996	$2,807

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$20,040	$18,269	$60,123	$59,656
Denominator:
Denominator for basic earnings per common share (weighted average common shares outstanding)	15,361,087	15,392,421	15,370,380	15,395,320
Effect of dilutive performance-based restricted stock units	40,721	21,243	41,131	18,305
Denominator for diluted earnings per common share (weighted average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units)	15,401,808	15,413,664	15,411,511	15,413,625
Earnings per common share:
Basic earnings per common share	$1.30	$1.19	$3.91	$3.87
Diluted earnings per common share	$1.30	$1.19	$3.90	$3.87

Park awarded 23,025 and 21,975 performance-based restricted stock units ("PBRSUs") to certain employees during the nine months ended September 30, 2015 and 2014, respectively. No PBRSUs were awarded during the three months ended September 30, 2015 and 2014. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 40,721 and 21,243 common shares for the three months ended September 30, 2015 and 2014, respectively, and 41,131 and 18,305 common shares for the nine months ended September 30, 2015 and 2014, respectively.

During the nine months ended September 30, 2015 and 2014, Park repurchased 41,500 and 19,500 common shares, respectively, to fund the PBRSUs. Park repurchased 20,000 common shares during the three months ended September 30, 2015 and no common shares were repurchased during the three months ended September 30, 2014.

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

	Operating Results for the three months ended September 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$55,972	$1,643	$65	$35	$57,715
Provision for (recovery of) loan losses	2,587	282	(465)	—	2,404
Other income	19,699	1	347	144	20,191
Other expense	43,144	726	1,456	2,103	47,429
Income (loss) before income taxes	$29,940	$636	$(579)	$(1,924)	$28,073
Federal income taxes (benefit)	9,233	242	(203)	(1,239)	8,033
Net income (loss)	$20,707	$394	$(376)	$(685)	$20,040

Assets (as of September 30, 2015)	$7,216,773	$36,517	$37,938	$9,112	$7,300,340

	Operating Results for the three months ended September 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$55,400	$1,838	$32	$(561)	$56,709
Provision for (recovery of) loan losses	6,527	425	(2,451)	—	4,501
Other income	18,415	—	892	89	19,396
Other expense	38,992	774	3,332	1,874	44,972
Income (loss) before income taxes	$28,296	$639	$43	$(2,346)	$26,632
Federal income taxes (benefit)	9,093	223	15	(968)	8,363
Net income (loss)	$19,203	$416	$28	$(1,378)	$18,269

Assets (as of September 30, 2014)	$6,913,425	$41,104	$53,025	$3,701	$7,011,255

	Operating Results for the nine months ended September 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$164,559	$5,014	$(37)	$229	$169,765
Provision for (recovery of) loan losses	7,329	1,086	(2,767)	—	5,648
Other income	56,431	2	1,434	388	58,255
Other expense	124,662	2,264	4,939	5,951	137,816
Income (loss) before income taxes	$88,999	$1,666	$(775)	$(5,334)	$84,556
Federal income taxes (benefit)	27,800	584	(271)	(3,680)	24,433
Net income (loss)	$61,199	$1,082	$(504)	$(1,654)	$60,123

	Operating Results for the nine months ended September 30, 2014
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$163,789	$5,679	$(261)	$(1,457)	$167,750
Provision for (recovery of) loan losses	8,070	1,014	(8,068)	—	1,016
Other income	53,027	1	2,605	82	55,715
Other expense	119,408	2,361	9,266	5,957	136,992
Income (loss) before income taxes	$89,338	$2,305	$1,146	$(7,332)	$85,457
Federal income taxes (benefit)	28,398	807	401	(3,805)	25,801
Net income (loss)	$60,940	$1,498	$745	$(3,527)	$59,656

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2015 and 2014. The reconciling amounts for consolidated total assets for the periods ended September 30, 2015 and 2014 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2015 and December 31, 2014, respectively, Park had approximately $11.4 million and $5.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in residential real estate loan segments in Note 3 and Note 4. The contractual balance was $11.2 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively. The gain expected upon sale was $172,000 and $80,000 at September 30, 2015 and December 31, 2014, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2015 or December 31, 2014.

During the nine-month period ended September 30, 2015, Park transferred to held for sale and sold certain commercial loans previously held for investment, with a book balance of $144,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold during the three months ended September 30, 2015. There were $22.0 million of commercial loans held for sale at September 30, 2014. They were subsequently sold in the fourth quarter of 2014 for a net gain on sale of $1.9 million.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and nine-month periods ended September 30, 2015 and 2014, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$546,888	$260	$2,097	$545,051
U.S. Government sponsored entities' asset-backed securities	734,014	13,766	2,000	745,780
Other equity securities	1,120	1,513	—	2,633
Total	$1,282,022	$15,539	$4,097	$1,293,464

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$111,415	$2,110	$82	$113,443
Obligations of states and political subdivisions	$6,094	$48	$—	$6,142
Total	$117,509	$2,158	$82	$119,585

 Securities with unrealized losses at September 30, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$179,452	$548	$215,339	$1,549	$394,791	$2,097
U.S. Government sponsored entities' asset-backed securities	$—	$—	$121,059	$2,000	$121,059	$2,000
Total	$179,452	$548	$336,398	$3,549	$515,850	$4,097
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,899	$82	$7,899	$82

Investment securities at December 31, 2014, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$546,886	$11	$8,833	$538,064
U.S. Government sponsored entities' asset-backed securities	751,974	13,421	4,242	761,153
Other equity securities	1,120	1,578	—	2,698
Total	$1,299,980	$15,010	$13,075	$1,301,915

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$140,562	$3,088	$160	$143,490

Securities with unrealized losses at December 31, 2014, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$119,913	$87	$388,140	$8,746	$508,053	$8,833
U.S. Government sponsored entities' asset-backed securities	73,276	136	170,430	4,106	243,706	4,242
Total	$193,189	$223	$558,570	$12,852	$751,759	$13,075
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$8,032	$148	$2,714	$12	$10,746	$160

Management does not believe any of the unrealized losses at September 30, 2015 or December 31, 2014 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2015, are shown in the following table by contractual maturity or the expected call date, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Treasury and sponsored entities' obligations:
Due within one year	150,000	150,257	1.39%
Due five through ten years	396,888	394,794	2.43%
Total	$546,888	$545,051	2.14%

U.S. Government sponsored entities' asset-backed securities:	$734,014	$745,780	2.31%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of state and political subdivisions:
Due five through ten years	$6,094	$6,142	5.03%
Total	$6,094	$6,142	5.03%

U.S. Government sponsored entities' asset-backed securities	$111,415	$113,443	3.49%

The $545.1 million of Park’s securities shown at fair value in the above table as U.S. Treasury and sponsored entities' obligations are callable notes. These callable securities have final maturities of 2 to 7 years. Of the $545.1 million reported at September 30, 2015, $150.3 million were expected to be called. The remaining average life of the investment portfolio is estimated to be 5.2 years.

There were no sales of investment securities during the three-month and nine-month periods ended September 30, 2015 and the three-month period ended September 30, 2014. Securities with an amortized cost of $468,000 were sold at a gain of $20,000 during the nine-month period ended September 30, 2014.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	September 30, 2015	December 31, 2014
(In thousands)
Federal Home Loan Bank stock	$50,086	$50,086
Federal Reserve Bank stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be issued and delivered in connection with grants under the 2013 Incentive Plan. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At September 30, 2015, 534,250 common shares were available for future grants under the 2013 Incentive Plan.

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

Share-based compensation expense of $234,000 and $135,000 was recognized for the three-month periods ended September 30, 2015 and 2014, respectively. Share-based compensation expense of $704,000 and $355,000 was recognized for the nine-month periods ended September 30, 2015 and 2014, respectively. Park expects to recognize additional share-based compensation expense of approximately $885,000 through the first quarter of 2018 related to PBRSUs granted in 2014 and approximately $1.4 million through the first quarter of 2019 related to PBRSUs granted in 2015.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

Park generally contributes annually an amount that can be deducted for federal income tax purposes using a different actuarial cost method and different assumptions from those used for financial reporting purposes. There were no pension plan contributions for the three-month and nine-month periods ended September 30, 2015 and 2014.

The following table shows the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Service cost	$1,342	$1,083	$4,026	$3,249
Interest cost	1,174	1,144	3,522	3,432
Expected return on plan assets	(2,855)	(2,717)	(8,565)	(8,151)
Amortization of prior service cost	4	5	12	15
Recognized net actuarial loss	159	—	477	—
Net periodic benefit income	$(176)	$(485)	$(528)	$(1,455)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.27 billion at each of September 30, 2015, December 31, 2014 and September 30, 2014. At September 30, 2015, $5.7 million of the sold mortgage loans were sold with recourse, compared to $7.0 million at December 31, 2014 and $7.6 million at September 30, 2014. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2015 and December 31, 2014, management had established reserves of $827,000 and $379,000, respectively, to account for expected loan repurchases.

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

 Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,561	$8,662	$8,613	$9,013
Additions	476	275	1,283	713
Amortization	(436)	(421)	(1,266)	(1,249)
Changes in valuation allowance	211	116	182	155
Carrying amount, net, end of period	$8,812	$8,632	$8,812	$8,632

Valuation allowance:
Beginning of period	$855	$992	$826	$1,031
Changes in valuation allowance	(211)	(116)	(182)	(155)
End of period	$644	$876	$644	$876

Servicing fees included in other service income were $0.8 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. Servicing fees included in other service income were $0.8 million and $2.6 million for the three and nine months ended September 30, 2014, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$545,051	$—	$545,051
U.S. Government sponsored entities’ asset-backed securities	—	745,780	—	745,780
Equity securities	1,876	—	757	2,633
Mortgage loans held for sale	—	11,403	—	11,403
Mortgage IRLCs	—	195	—	195

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$538,064	$—	$538,064
U.S. Government sponsored entities’ asset-backed securities	—	761,153	—	761,153
Equity securities	1,922	—	776	2,698
Mortgage loans held for sale	—	5,264	—	5,264
Mortgage IRLCs	—	70	—	70

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2015 or 2014. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The following methods and assumptions were used by the Company in determining fair value of the financial assets and liabilities discussed above:

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2015 and 2014, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2015 and 2014

(In thousands)	Equity Securities	Fair value swap
Balance, at July 1, 2015	$744	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	13	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at September 30, 2015	$757	$(226)

Balance, at July 1, 2014	$747	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	14	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	(91)
Balance at September 30, 2014	$761	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2015 and 2014

(In thousands)	Equity Securities	Fair value swap
Balance, at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	(19)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at September 30, 2015	$757	$(226)

Balance, at January 1, 2014	$759	$(135)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income (loss)	2	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	(91)
Balance at September 30, 2014	$761	$(226)
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

Fair Value Measurements at September 30, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$5,785	$5,785
Construction real estate:
SEPH commercial land and development	—	—	2,045	2,045
Remaining commercial	—	—	2,696	2,696
Residential real estate	—	—	2,073	2,073
Total impaired loans recorded at fair value	$—	$—	$12,599	$12,599

Mortgage servicing rights	$—	$3,023	$—	$3,023

OREO:
Commercial real estate	—	—	2,804	2,804
Construction real estate	—	—	4,354	4,354
Residential real estate	—	—	1,757	1,757
Total OREO	$—	$—	$8,915	$8,915

Fair Value Measurements at December 31, 2014 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2014
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$8,481	$8,481
Construction real estate:
SEPH commercial land and development	—	—	2,078	2,078
Remaining commercial	—	—	3,483	3,483
Residential real estate	—	—	2,921	2,921
Total impaired loans recorded at fair value	$—	$—	$16,963	$16,963

Mortgage servicing rights	$—	$2,928	$—	$2,928

OREO:
Commercial real estate	—	—	1,470	1,470
Construction real estate	—	—	6,473	6,473
Residential real estate	—	—	2,369	2,369
Total OREO	$—	$—	$10,312	$10,312

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

	September 30, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$15,841	$11,837	$3,242	$12,599
Remaining impaired loans	53,383	18,147	2,496	50,887
Total impaired loans	$69,224	$29,984	$5,738	$63,486

	December 31, 2014
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$19,643	$19,731	$2,680	$16,963
Remaining impaired loans	54,069	12,749	980	53,089
Total impaired loans	$73,712	$32,480	$3,660	$70,052

The income from credit adjustments related to impaired loans carried at fair value during the three months ended September 30, 2015 and 2014 was $0.1 million and $0.2 million, respectively. The expense of credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2015 and 2014 was $1.8 million and $2.3 million, respectively.

MSRs totaled $8.8 million at September 30, 2015. Of this $8.8 million MSR carrying balance, $3.0 million was recorded at fair value and included a valuation allowance of $0.6 million. The remaining $5.8 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2015. At December 31, 2014, MSRs totaled $8.6 million. Of this $8.6 million MSR carrying balance, $2.9 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $5.7 million was recorded at cost, as the fair value exceeded cost at December 31, 2014. The income related to MSRs carried at fair value during the three-month periods ended September 30, 2015 and 2014 was $211,000 and $116,000, respectively. The income related to MSRs carried at fair value during the nine-month periods ended September 30, 2015 and 2014 was $182,000 and $155,000, respectively.

Total OREO held by Park at September 30, 2015 and December 31, 2014 was $20.1 million and $22.6 million, respectively. Approximately 44% of OREO held by Park at September 30, 2015 and 46% at December 31, 2014 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2015 and December 31, 2014, OREO held at fair value, less estimated selling costs, amounted to $8.9 million and $10.3 million, respectively. The net expense related to OREO fair value adjustments was $0.7 million and $0.9 million for the three-month periods ended September 30, 2015 and 2014, respectively, and $1.3 million and $2.0 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and December 31, 2014:

September 30, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$5,785	Sales comparison approach	Adj to comparables	0.0% - 68.0% (25.8%)
		Bulk sale approach	Discount rate	8.0% (8.0%)
		Income approach	Capitalization rate	8.0% - 13.3% (10.2%)
		Cost approach	Accumulated depreciation	23.0% - 50.0% (42.1%)

Construction real estate:
SEPH commercial land and development	$2,045	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.1%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$2,696	Sales comparison approach	Adj to comparables	0.0% - 67.0% (13.1%)
		Bulk sale approach	Discount rate	10.0% - 20.0% (13.7%)

Residential real estate	$2,073	Sales comparison approach	Adj to comparables	0.0% - 61.8% (13.6%)
		Income approach	Capitalization rate	3.8% - 10.1% (9.1%)
		Cost approach	Accumulated depreciation	33.3% - 50.0% (42.5%)

Other real estate owned:
Commercial real estate	$2,804	Sales comparison approach	Adj to comparables	5.0% - 71.0% (27.1%)
		Income approach	Capitalization rate	9.5% (9.5%)

Construction real estate	$4,354	Sales comparison approach	Adj to comparables	0.0% - 54.7% (21.2%)
		Income approach	Capitalization rate	15.0% (15.0%)

Residential real estate	$1,757	Sales comparison approach	Adj to comparables	0.0% - 45.6% (11.8%)

Balance at December 31, 2014
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$8,481	Sales comparison approach	Adj to comparables	0.0% - 84.0% (38.8%)
		Income approach	Capitalization rate	8.0% - 9.5% (9.4%)
		Cost approach	Accumulated depreciation	23.0% (23.0%)

Construction real estate:
SEPH commercial land and development	$2,078	Sales comparison approach	Adj to comparables	5.0% - 35.0% (17.5%)
		Bulk sale approach	Discount rate	10.8% (10.8%)

Remaining commercial	$3,483	Sales comparison approach	Adj to comparables	0.2% - 76.0% (45.4%)
		Bulk sale approach	Discount rate	10.0% - 22.0% (16.5%)

Residential real estate	$2,921	Sales comparison approach	Adj to comparables	0.0% - 120.6% (11.1%)
		Income approach	Capitalization rate	7.9% - 10.0% (8.0%)

Other real estate owned:
Commercial real estate	$1,470	Sales comparison approach	Adj to comparables	0.0% - 87.0% (30.5%)
		Income approach	Capitalization rate	8.4% - 10.0% (9.4%)
		Cost approach	Accumulated depreciation	60.0% - 95.0% (77.5%)

Construction real estate	$6,473	Sales comparison approach	Adj to comparables	0.0% - 82.9% (27.1%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,369	Sales comparison approach	Adj to comparables	0.0% - 38.3% (10.1%)
		Income approach	Capitalization rate	6.8% - 7.8% (7.6%)

The following methods and assumptions were used by Park in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the consolidated condensed balance sheets for cash and short-term instruments approximate those assets’ fair values.

FHLB Stock and FRB Stock: These assets are carried at their respective redemption values as it is not practicable to calculate their fair values.

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

The fair value of financial instruments at September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$382,255	$382,255	$—	$—	$382,255
Investment securities	1,410,973	1,876	1,410,416	757	1,413,049
Federal Home Loan Bank stock	50,086	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	8,225	N/A	N/A	N/A	N/A
Accrued interest receivable - securities	4,324	—	4,324	—	4,324
Accrued interest receivable - loans	14,652	—	—	14,652	14,652

Loans held for sale	11,403	—	11,403	—	11,403
Mortgage IRLCs	195	—	195	—	195
Impaired loans carried at fair value	12,599	—	—	12,599	12,599
Other loans, net	4,917,232	—	—	4,916,210	4,916,210
Loans receivable, net	$4,941,429	$—	$11,598	$4,928,809	$4,940,407

Financial liabilities:
Noninterest bearing checking accounts	$1,288,750	$1,288,750	$—	$—	$1,288,750
Interest bearing transactions accounts	1,212,244	1,212,244	—	—	1,212,244
Savings accounts	1,623,832	1,623,832	—	—	1,623,832
Time deposits	1,324,831	—	1,330,003	—	1,330,003
Other	5,325	5,325	—	—	5,325
Total deposits	$5,454,982	$4,130,151	$1,330,003	$—	$5,460,154

Short-term borrowings	$278,324	$—	$278,324	$—	$278,324
Long-term debt	736,580	—	778,621	—	778,621
Subordinated debentures/notes	45,000	—	42,847	—	42,847
Accrued interest payable – deposits	1,143	63	1,080	—	1,143
Accrued interest payable – debt/borrowings	1,327	12	1,315	—	1,327

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2014
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$237,699	$237,699	$—	$—	$237,699
Investment securities	1,442,477	1,922	1,442,708	775	1,445,405
Federal Home Loan Bank stock	50,086	N/A	N/A	N/A	N/A
Federal Reserve Bank stock	8,225	N/A	N/A	N/A	N/A
Accrued interest receivable - securities	4,048	—	4,048	—	4,048
Accrued interest receivable - loans	13,629	—	—	13,629	13,629

Loans held for sale	5,264	—	5,264	—	5,264
Mortgage IRLCs	70	—	70	—	70
Impaired loans carried at fair value	16,963	—	—	16,963	16,963
Other loans, net	4,753,033	—	—	4,757,461	4,757,461
Loans receivable, net	$4,775,330	$—	$5,334	$4,774,424	$4,779,758

Financial liabilities:
Noninterest bearing checking accounts	$1,269,296	$1,269,296	$—	—	$1,269,296
Interest bearing transactions accounts	1,122,079	1,122,079	—	—	1,122,079
Savings accounts	1,325,445	1,325,445	—	—	1,325,445
Time deposits	1,409,911	—	1,422,885	—	1,422,885
Other	1,269	1,269	—	—	1,269
Total deposits	$5,128,000	$3,718,089	$1,422,885	$—	$5,140,974

Short-term borrowings	$276,980	$—	$276,980	$—	$276,980
Long-term debt	786,602	—	827,500	—	827,500
Subordinated debentures/notes	45,000	—	42,995	—	42,995
Accrued interest payable – deposits	1,125	14	1,111	—	1,125
Accrued interest payable – debt/borrowings	1,426	3	1,423	—	1,426

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income (Loss)

Other comprehensive income (loss) components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2015 and 2014:

Three months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at June 30, 2015	$(14,865)	$885	$(13,980)
Other comprehensive income before reclassifications	—	6,551	6,551
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	6,551	6,551
Ending balance at September 30, 2015	$(14,865)	$7,436	$(7,429)

Beginning balance at June 30, 2014	$(5,598)	$(5,801)	$(11,399)
Other comprehensive loss before reclassifications	—	(2,905)	(2,905)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(2,905)	(2,905)
Ending balance at September 30, 2014	$(5,598)	$(8,706)	$(14,304)

Nine months ended September 30, (in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2014	$(14,865)	$1,257	$(13,608)
Other comprehensive income before reclassifications	—	6,179	6,179
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	6,179	6,179
Ending balance at September 30, 2015	$(14,865)	$7,436	$(7,429)

Beginning balance at December 31, 2013	$(5,598)	$(29,821)	$(35,419)
Other comprehensive income before reclassifications	—	21,128	21,128
Amounts reclassified from accumulated other comprehensive income	—	(13)	(13)
Net current period other comprehensive income	—	21,115	21,115
Ending balance at September 30, 2014	$(5,598)	$(8,706)	$(14,304)

During the three-month and nine-month periods ended September 30, 2015, there were no reclassifications out of accumulated other comprehensive income. During the three-month period ended September 30, 2014, there were no reclassifications out of accumulated other comprehensive income. During the nine-month period ended September 30, 2014, there was $20,000 ($13,000 net of tax) reclassified out of accumulated other comprehensive income due to gains on the sale of available-for-sale securities. These gains were recorded within miscellaneous income on the consolidated condensed statements of income.

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
The following table summarizes the impact of retrospective application to the balance sheet and income statement for all periods presented as well as the year ended December 31, 2014:

(in thousands)	December 31, 2014
Other assets
As previously reported (which included $45.4 million of affordable housing tax credit investments)	$140,803
As reported under the new guidance	138,746

Total assets
As previously reported	$7,003,256
As reported under the new guidance	7,001,199

Retained earnings
As previously reported	$486,541
As reported under the new guidance	484,484

Total equity
As previously reported	$698,598
As reported under the new guidance	696,541

(in thousands)	3 months ended September 30, 2014	9 months ended September 30, 2014	12 months ended December 31, 2014
Total other expense
As previously reported	$46,903	$142,797	$195,234
As reported under the new guidance	44,972	136,992	187,510

Income tax expense
As previously reported	$6,398	$19,903	$28,602
As reported under the new guidance	8,363	25,801	36,459

Net income
As previously reported	$18,303	$59,749	$84,090
As reported under the new guidance	18,269	59,656	83,957

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	December 31, 2014
Affordable housing tax credit investments	$52,731	$48,911
Unfunded commitments	21,339	16,629

During each of the three months ended September 30, 2015 and 2014, Park recognized amortization expense of $1.7 million which was included within the provision for income taxes. During each of the nine months ended September 30, 2015 and 2014, Park recognized amortization expense of $5.2 million which was included within the provision for income taxes.

Additionally, during the three months ended September 30, 2015 and 2014, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million and $2.2 million, respectively. For the nine months ended September 30, 2015 and 2014, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $6.8 million and $6.6 million, respectively.
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

At September 30, 2015 and December 31, 2014, Park's repurchase agreement borrowings totaled $578 million and $577 million, respectively. At both September 30, 2015 and December 31, 2014, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $620 million and $664 million at September 30, 2015 and December 31, 2014, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2015 and December 31, 2014, Park had $276 million and $347 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at September 30, 2015 and December 31, 2014:

	September 30, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$271,699	$1,140	$1,880	$303,605	$578,324

	December 31, 2014
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$268,427	$164	$4,940	$303,449	$576,980

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $11.1 million and $14.8 million remained unamortized as of September 30, 2015 and December 31, 2014, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the current economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on demand for loan, deposit and other financial services, delinquencies, defaults and counterparty ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as future regulations which will be adopted by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; unfavorable resolution of legal proceedings or other claims and regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. Please see Note 14 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2015 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2015 and 2014

Summary Discussion of Results

Net income for the three months ended September 30, 2015 was $20.0 million, compared to $18.3 million for the third quarter of 2014. Diluted earnings per common share were $1.30 for the third quarter of 2015, compared to $1.19 for the third quarter of 2014. Weighted average diluted common shares outstanding were 15,401,808 for the three months ended September 30, 2015, compared to 15,413,664 weighted average diluted common shares for the third quarter of 2014.

Net income for the first nine months of 2015 was $60.1 million, compared to $59.7 million for the same period in 2014. Diluted earnings per common share were $3.90 for the first nine months of 2015, compared to $3.87 for the same period in 2014. Weighted average diluted common shares outstanding were 15,411,511 for the nine months ended September 30, 2015, compared to 15,413,625 weighted average diluted common shares for the same period of 2014.

Financial Results by Segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and "All Other" which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
PNB	$20,707	$21,333	$19,159	$61,199	$60,940	$82,907	$75,236
GFSC	394	407	281	1,082	1,498	1,175	2,888
Parent Company	(685)	(275)	(694)	(1,654)	(3,527)	(5,050)	(1,397)
Ongoing operations	$20,416	$21,465	$18,746	$60,627	$58,911	$79,032	$76,727
SEPH	(376)	(426)	298	(504)	745	4,925	142
Total Park	$20,040	$21,039	$19,044	$60,123	$59,656	$83,957	$76,869

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
Net interest income	$55,972	$54,766	$53,821	$164,559	$163,789	$218,641	$210,781
Provision for loan losses	2,587	2,720	2,022	7,329	8,070	3,517	14,039
Other income	19,699	18,720	18,012	56,431	53,027	69,384	70,841
Other expense	43,144	39,586	41,932	124,662	119,408	163,641	158,651
Income before income taxes	$29,940	$31,180	$27,879	$88,999	$89,338	$120,867	$108,932
Federal income taxes	9,233	9,847	8,720	27,800	28,398	37,960	33,696
Net income	$20,707	$21,333	$19,159	$61,199	$60,940	$82,907	$75,236

Other income of $56.4 million for the first nine months of 2015 represented a $3.4 million, or 6.4% increase, compared to $53.0 million for the same period in 2014. The $3.4 million increase was primarily related to income of $1.3 million related to proceeds from the death benefits paid under bank owned life insurance policies, a $1.5 million increase in other service income related to loan originations and a $1.0 million increase in income from fiduciary activities. Other expense of $124.7 million for the first nine months of 2015 represented an increase of $5.3 million, or 4.4%, compared to $119.4 million for the first nine months of 2014. The $5.3 million increase was primarily due to an increase of $3.6 million related to salaries expense and a contract termination fee and a borrowing prepayment penalty that resulted in aggregate additional expense of $1.1 million.

Other income of $19.7 million for the three months ended September 30, 2015 represented a $1.0 million, or 5.2% increase, compared to $18.7 million for the three months ended June 30, 2015. The $1.0 million increase was primarily related to income of $526,000 related to proceeds from the death benefits paid under bank owned life insurance policies and a $245,000 increase in other service income related to loan originations. Other expense of $43.1 million for the three months ended September 30, 2015 represented an increase of $3.6 million, or 9.0%, compared to $39.6 million for the three months ended June 30, 2015. The $3.6 million increase was primarily related to a $1.7 million increase in employee benefits and a $730,000 increase in salary expense.

PNB's results for the three and nine months ended September 30, 2015 and 2014 also included income and expense related to participations in legacy Vision Bank ("Vision") assets. For the three months ended September 30, 2015, there were net recoveries from loans previously charged off of $181,000, net gains on the sale of OREO and other OREO income of $604,000, and expenses of $172,000 related to participations in legacy Vision assets. For the three months ended September 30, 2014, there were expenses of $383,000 related to participations in legacy Vision assets. For the nine months ended September 30, 2015, there were net recoveries from loans previously charged off of $1.4 million, net gains on the sale of OREO and other OREO income of $1.2 million, gains on sale of loans of $46,000, and expenses of $600,000 related to participations in legacy Vision assets. For the nine months ended September 30, 2014, there were net recoveries from loans previously charged off of $3.0 million, net gains on the sale of OREO of $1.3 million, and expenses of $1.4 million related to participations in legacy Vision assets.For the fiscal year ended December 31, 2014, there were net recoveries from loans previously charged off of $6.2 million, net gains on the sale of OREO of $1.2 million and expenses of $2.0 million related to participations in legacy Vision assets. For the fiscal year ended December 31, 2013, there were net recoveries of $0.6 million and expenses of $1.6 million related to participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of September 30, 2015, December 31, 2014 and September 30, 2014.

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014	% change from 12/31/14	% change from 09/30/14
Loans (1)	$4,960,654	$4,781,761	$4,744,250	3.74%	4.56%
Allowance for loan losses	56,403	52,000	55,225	8.47%	2.13%
Net loans	4,904,251	4,729,761	4,689,025	3.69%	4.59%
Investment securities	1,467,009	1,498,444	1,470,394	(2.10)%	(0.23)%
Total assets	7,216,773	6,910,386	6,913,425	4.43%	4.39%
Average assets (2)	7,206,175	6,790,615	6,707,905	6.12%	7.43%
Return on average assets (3)	1.14%	1.22%	1.21%	(6.56)%	(5.79)%
(1) Includes $11.4 million, $5.3 million, and $22.1 million of loans held for sale as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.
(2) Average assets for the nine-month periods ended September 30, 2015 and 2014 and for the year ended December 31, 2014.
(3) Annualized for the nine-month periods ended September 30, 2015 and 2014.

The PNB loan portfolio expanded during the first nine months of 2015.  Loans outstanding at September 30, 2015 were $4.96 billion, compared to $4.78 billion at December 31, 2014, an increase of $179 million or an annualized 5.0%.  PNB experienced growth across all loan categories: mortgage loan growth of $31 million (3.3% annualized); commercial loan growth of $70 million (3.9% annualized); and consumer loan growth of $77 million (11.4% annualized).

The PNB loan portfolio also increased during the three months ended September 30, 2015 compared to June 30, 2015.  Loans outstanding at September 30, 2015 were $4.96 billion, compared to $4.86 billion at June 30, 2015, an increase of $100 million or an annualized 8.2%.  PNB experienced growth across all loan categories: mortgage loan growth of $9.9 million (3.2% annualized); commercial loan growth of $70 million (11.4% annualized); and consumer loan growth of $20 million (8.4% annualized).

PNB's allowance for loan losses increased by $4.4 million, or 8.47%, to $56.4 million at September 30, 2015, compared to $52.0 million at December 31, 2014. Net charge-offs were $2.9 million, or an annualized 0.08% of total average loans, for the nine months ended September 30, 2015. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding the credit metrics of PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
Net interest income	$1,643	$1,679	$1,692	$5,014	$5,679	$7,457	$8,741
Provision for loan losses	282	309	495	1,086	1,014	1,544	1,175
Other income (loss)	1	(1)	2	2	1	(1)	11
Other expense	726	759	779	2,264	2,361	4,103	3,133
Income before income taxes	$636	$610	$420	$1,666	$2,305	$1,809	$4,444
Federal income taxes	242	203	139	584	807	634	1,556
Net income	$394	$407	$281	$1,082	$1,498	$1,175	$2,888

The table below provides certain balance sheet information and financial ratios for GFSC as of September 30, 2015, December 31, 2014 and September 30, 2014.

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014	% change from 12/31/14	% change from 09/30/14
Loans	$35,942	$40,645	$41,502	(11.57)%	(13.40)%
Allowance for loan losses	2,080	2,352	2,450	(11.56)%	(15.10)%
Net loans	33,862	38,293	39,052	(11.57)%	(13.29)%
Total assets	36,517	40,308	41,104	(9.41)%	(11.16)%
Average assets (1)	38,171	43,038	43,829	(11.31)%	(12.91)%
Return on average assets (2)	3.79%	2.73%	4.57%	38.83%	(17.07)%
(1) Average assets for the nine-month periods ended September 30, 2015 and 2014, and for the year ended December 31, 2014.
(2) Annualized for the nine months ended September 30, 2015 and 2014.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
Net interest income (expense)	$35	$84	$110	$229	$(1,457)	$(2,012)	$2,828
Provision for loan losses	—	—	—	—	—	—	—
Other income	144	145	99	388	82	175	469
Other expense	2,103	1,937	1,911	5,951	5,957	8,000	7,520
Loss before income tax benefit	$(1,924)	$(1,708)	$(1,702)	$(5,334)	$(7,332)	$(9,837)	$(4,223)
Federal income tax benefit	(1,239)	(1,433)	(1,008)	(3,680)	(3,805)	(4,787)	(2,826)
Net loss	$(685)	$(275)	$(694)	$(1,654)	$(3,527)	$(5,050)	$(1,397)

The net interest income (expense) for Park's parent company includes interest income on loans to SEPH and on subordinated debt investments in PNB, which are eliminated in the consolidated Park National Corporation totals. Additionally, net interest income (expense) includes interest expense related to the $30.00 million of subordinated notes issued by Park to accredited investors on April 20, 2012. Results for the fiscal years ended December 31, 2014 and 2013, as well as the nine-month period ended September 30, 2014, included interest expense related to the $35.25 million of subordinated notes issued by Park to accredited investors on December 23, 2009. Park paid off the $35.25 million outstanding principal amount of the 10% Subordinated Notes due December 23, 2019, plus accrued interest, on December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009.

SEPH

The table below reflects SEPH's net (loss) income for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
Net interest income (expense)	$65	$(14)	$(88)	$(37)	$(261)	$958	$(1,325)
Recovery of loan losses	(465)	(1,417)	(885)	(2,767)	(8,068)	(12,394)	(11,799)
Other income	347	327	760	1,434	2,605	5,991	1,956
Other expense	1,456	2,385	1,098	4,939	9,266	11,766	12,211
(Loss) income before income taxes	$(579)	$(655)	$459	$(775)	$1,146	$7,577	$219
Federal income tax (benefit) expense	(203)	(229)	161	(271)	401	2,652	77
Net (loss) income	$(376)	$(426)	$298	$(504)	$745	$4,925	$142

SEPH's financial results for the nine months ended September 30, 2015 included net recoveries of $2.8 million. The net recoveries during 2015 consisted of charge-offs of $127,000, offset by recoveries of $2.9 million from loans previously charged off. Other income for the nine months ended September 30, 2015 at SEPH of $1.4 million was largely related to net gains on the sale of loans of $722,000, net gains on the sale of OREO and other OREO income of $736,000 and non-yield loan fee income of $180,000, offset by OREO devaluations of $210,000. The $4.3 million decline in other expense for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily the result of declines in (1) legal fees of $3.8 million, (2) management and consulting fees of $400,000 and (3) other OREO expense of $384,000, offset by a $770,000 increase in reserves established for potential mortgage loan repurchases.

The table below provides an overview of SEPH loans and OREO, representing the legacy Vision assets. This information is provided as of September 30, 2015, December 31, 2014 and December 31, 2013, showing the decline in legacy Vision assets at SEPH over the last twenty-one months.

(In thousands)	SEPH 09/30/15	SEPH 12/31/14	SEPH 12/31/13	Change from 12/31/14	Change from 12/31/13
Nonperforming loans	$14,703	$23,013	$36,108	$(8,310)	$(21,405)
OREO	12,339	11,918	23,224	421	(10,885)
Total nonperforming assets	$27,042	$34,931	$59,332	$(7,889)	$(32,290)
Performing loans	$760	$943	$1,907	$(183)	$(1,147)
Total SEPH - Legacy Vision assets	$27,802	$35,874	$61,239	$(8,072)	$(33,437)

OREO at SEPH increased by $421,000, from $11.9 million at December 31, 2014 to $12.3 million at September 30, 2015. The increase was due to the continued workout of problem credits. In addition to the SEPH assets listed above, PNB participations in legacy Vision assets totaled $9.9 million, $11.5 million, and $12.3 million at September 30, 2015, December 31, 2014, and December 31, 2013, respectively.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2015, for the first nine months of 2015 and 2014, and for the fiscal years ended December 31, 2014 and 2013.

(In thousands)	Q3 2015	Q2 2015	Q1 2015	Nine months YTD 2015	Nine months YTD 2014	2014	2013
Net interest income	$57,715	$56,515	$55,535	$169,765	$167,750	$225,044	$221,025
Provision for (recovery of) loan losses	2,404	1,612	1,632	5,648	1,016	(7,333)	3,415
Other income	20,191	19,191	18,873	58,255	55,715	75,549	73,277
Other expense	47,429	44,667	45,720	137,816	136,992	187,510	181,515
Income before income taxes	$28,073	$29,427	$27,056	$84,556	$85,457	$120,416	$109,372
Federal income taxes	8,033	8,388	8,012	24,433	25,801	36,459	32,503
Net income	$20,040	$21,039	$19,044	$60,123	$59,656	$83,957	$76,869

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarter of 2015 and 2014

Net interest income increased by $1.0 million, or 1.8%, to $57.7 million for the third quarter of 2015, compared to $56.7 million for the third quarter of 2014. See the discussion under the table below.

	Three months ended September 30, 2015		Three months ended September 30, 2014
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$4,942,024	4.65%	$4,768,253	4.80%
Taxable investments	1,522,833	2.39%	1,406,677	2.54%
Tax exempt investments	1,371	5.15%	—	—%
Money market instruments	362,420	0.25%	185,899	0.25%
Interest earning assets	$6,828,648	3.91%	$6,360,829	4.17%

Interest bearing deposits	$4,274,375	0.29%	$3,846,846	0.27%
Short-term borrowings	256,119	0.17%	262,701	0.20%
Long-term debt	781,039	3.12%	867,432	3.30%
Interest bearing liabilities	$5,311,533	0.70%	$4,976,979	0.79%
Excess interest earning assets	$1,517,115		$1,383,850
Net interest spread		3.21%		3.38%
Net interest margin		3.37%		3.55%

Average interest earning assets for the third quarter of 2015 increased by $468 million, or 7.4%, to $6,829 million, compared to $6,361 million for the third quarter of 2014. The average yield on interest earning assets decreased by 26 basis points to 3.91% for the third quarter of 2015, compared to 4.17% for the third quarter of 2014.

Average interest bearing liabilities for the third quarter of 2015 increased by $335 million, or 6.7%, to $5,312 million, compared to $4,977 million for the third quarter of 2014. The average cost of interest bearing liabilities decreased by 9 basis points to 0.70% for the third quarter of 2015, compared to 0.79% for the third quarter of 2014.

Yield on Loans: Average loan balances increased by $174 million, or 3.6%, to $4,942 million for the third quarter of 2015, compared to $4,768 million for the third quarter of 2014. The average yield on the loan portfolio decreased by 15 basis points to 4.65% for the third quarter of 2015, compared to 4.80% for the third quarter of 2014. The decrease in the average yield on the loan portfolio was primarily due to new loans being originated, across all loan types, at rates less than the then current yield on the portfolio.

	Three months ended September 30, 2015		Three months ended September 30, 2014
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$213,066	3.90%	$215,705	3.91%
Installment and indirect loans	995,688	5.52%	903,399	6.07%
Real estate loans	1,241,960	3.76%	1,205,500	3.77%
Commercial loans	2,484,339	4.79%	2,436,382	4.90%
Other	6,971	10.72%	7,267	10.68%
Total loans and leases before allowance	$4,942,024	4.65%	$4,768,253	4.80%

Net Interest Income Comparison for the First Nine Months of 2015 and 2014

Net interest income increased by $2.0 million, or 1.2%, to $169.8 million for the nine months ended September 30, 2015, compared to $167.8 million for the nine months ended September 30, 2014. See the discussion under the table below.

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$4,872,191	4.67%	$4,685,235	4.85%
Taxable investments	1,491,025	2.48%	1,428,144	2.60%
Tax exempt investments	462	5.15%	87	6.97%
Money market instruments	355,240	0.25%	168,066	0.25%
Interest earning assets	$6,718,918	3.95%	$6,281,532	4.21%

Interest bearing deposits	$4,169,895	0.30%	$3,780,717	0.28%
Short-term borrowings	251,907	0.18%	255,495	0.20%
Long-term debt	797,134	3.10%	867,431	3.30%
Interest bearing liabilities	$5,218,936	0.72%	$4,903,643	0.81%
Excess interest earning assets	$1,499,982		$1,377,889
Net interest spread		3.23%		3.40%
Net interest margin		3.39%		3.58%

Average interest earning assets for the first nine months of 2015 increased by $437 million, or 7.0%, to $6,719 million, compared to $6,282 million for the first nine months of 2014. The average yield on interest earning assets decreased by 26 basis points to 3.95% for the first nine months of 2015, compared to 4.21% for the first nine months of 2014.

Average interest bearing liabilities for the first nine months of 2015 increased by $315 million, or 6.4%, to $5,219 million, compared to $4,904 million for the first nine months of 2014. The average cost of interest bearing liabilities decreased by 9 basis points to 0.72% for the first nine months of 2015, compared to 0.81% for the first nine months of 2014.

Yield on Loans: Average loan balances increased by $187 million, or 4.0%, to $4,872 million for the nine months ended September 30, 2015, compared to $4,685 million for the same period of 2014. The average yield on the loan portfolio decreased by 18 basis points to 4.67% for the first nine months of 2015, compared to 4.85% for the first nine months of 2014. The decrease in the average yield on the loan portfolio was primarily due to new loans being originated, across all loan types, at rates less than the then current yield on the portfolio.

	Nine months ended September 30, 2015		Nine months ended September 30, 2014
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$213,626	3.92%	$213,345	3.99%
Installment and indirect loans	965,636	5.59%	839,474	6.35%
Real estate loans	1,233,155	3.77%	1,190,744	3.83%
Commercial loans	2,452,617	4.81%	2,434,342	4.88%
Other	7,157	10.36%	7,330	10.62%
Total loans and leases before allowance	$4,872,191	4.67%	$4,685,235	4.85%

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the nine months ended September 30, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2012 - year	$4,410,661	$1,613,131	$166,319	$6,190,111
Percentage of total earning assets	71.25%	26.06%	2.69%	100.00%
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - first nine months	$4,872,191	$1,491,487	$355,240	$6,718,918
Percentage of total earning assets	72.51%	22.20%	5.29%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first nine months of 2015 was $4,872 million, compared to $4,717 million for all of 2014, an increase of $155 million or 3.3%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the nine months ended September 30, 2015 and for the fiscal years ended December 31, 2014, 2013 and 2012.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2012 - year	5.35%	3.15%	0.25%	4.64%
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - first nine months	4.67%	2.48%	0.25%	3.95%

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses is the amount added to the allowance for loan losses (ALLL) to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the provision for (recovery of) loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	2015	2014
ALLL, beginning balance	$57,427	$57,911	$54,352	$59,468

Net charge-offs (recoveries):
Park's Ohio-based operations	1,813	7,189	4,284	10,878
SEPH	(465)	(2,451)	(2,767)	(8,068)
Park	1,348	4,738	1,517	2,810

Provision for (recovery of) loan losses:
Park's Ohio-based operations	2,869	6,952	8,415	9,084
SEPH	(465)	(2,451)	(2,767)	(8,068)
Park	2,404	4,501	5,648	1,016

ALLL, ending balance	$58,483	$57,674	$58,483	$57,674

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.15%	0.61%	0.12%	0.31%
SEPH	(11.59)%	(31.33)%	(19.68)%	(32.63)%
Park	0.11%	0.39%	0.04%	0.08%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at September 30, 2015, December 31, 2014 and September 30, 2014.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Total allowance for loan losses	$58,483	$54,352	$57,674
Specific reserves	5,738	3,660	4,120
General reserves	$52,745	$50,692	$53,554

Total loans(1)	$4,984,449	$4,805,725	$4,768,159
Impaired commercial loans	54,537	51,323	53,510
Non-impaired loans	$4,929,912	$4,754,402	$4,714,649

Total allowance for loan losses to total loans ratio	1.17%	1.13%	1.21%
General reserves as a % of non-impaired loans	1.07%	1.07%	1.14%
(1) Includes $11.4 million, $5.3 million, and $22.1 million of loans held for sale as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

As the table above shows, specific reserves were $5.7 million at September 30, 2015, an increase of $2.1 million, compared to $3.7 million at December 31, 2014. General reserves for Park’s ongoing operations were $52.7 million at September 30, 2015, an increase of $2.1 million, compared to $50.7 million at December 31, 2014. The general reserve as a percentage of performing loans was 1.07% at September 30, 2015 and December 31, 2014.

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

Nonperforming Assets: Nonperforming assets include: 1) loans whose interest is accounted for on a nonaccrual basis; 2) TDRs on accrual status; 3) loans which are contractually past due 90 days or more as to principal or interest payments but whose interest continues to accrue; (4) certain commercial loans held for sale; and (5) OREO which results from taking possession of property that served as collateral for a defaulted loan.

The following table compares Park’s nonperforming assets at September 30, 2015, December 31, 2014 and September 30, 2014.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$90,995	$100,393	$100,471
Accruing TDRs	17,131	16,254	17,135
Loans past due 90 days or more	1,512	2,641	1,787
Total nonperforming loans	$109,638	$119,288	$119,393
Commercial loans held for sale	—	—	21,985
Total nonperforming loans, including held for sale	$109,638	$119,288	$141,378

OREO – PNB	7,797	10,687	7,082
OREO – SEPH	12,339	11,918	12,103
Total nonperforming assets	$129,774	$141,893	$160,563

Percentage of nonaccrual loans to total loans	1.82%	2.08%	2.11%
Percentage of nonperforming loans to total loans	2.19%	2.47%	2.50%
Percentage of nonperforming assets to total loans	2.60%	2.94%	3.37%
Percentage of nonperforming assets to total assets	1.78%	2.03%	2.29%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At September 30, 2015, management deemed it appropriate to have $17.1 million of TDRs on accrual status, while the remaining $41.9 million of TDRs were on nonaccrual status. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was not removed on any loans during the three-month and nine-month periods ended September 30, 2015. During the three-month and nine-month periods ended September 30, 2014, Park removed the TDR classification on $0.9 million and $2.5 million, respectively, of loans that met the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of September 30, 2015, December 31, 2014 and September 30, 2014 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$76,387	$77,477	$77,160
Accruing TDRs	17,036	16,157	17,038
Loans past due 90 days or more	1,512	2,641	1,787
Total nonperforming loans	$94,935	$96,275	$95,985
Commercial loans held for sale	—	—	15,475
Total nonperforming loans, including held for sale	94,935	96,275	111,460

OREO – PNB	7,797	10,687	7,082
Total nonperforming assets	$102,732	$106,962	$118,542

Percentage of nonaccrual loans to total loans	1.53%	1.61%	1.63%
Percentage of nonperforming loans to total loans	1.90%	2.00%	2.02%
Percentage of nonperforming assets to total loans	2.06%	2.23%	2.50%
Percentage of nonperforming assets to total assets	1.42%	1.55%	1.71%

SEPH - Nonperforming Assets

(In thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Nonaccrual loans	$14,608	$22,916	$23,311
Accruing TDRs	95	97	97
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$14,703	$23,013	$23,408
Commercial loans held for sale	—	—	6,511
Total nonperforming loans, including held for sale	$14,703	$23,013	$29,919

OREO – SEPH	12,339	11,918	12,103
Total nonperforming assets	$27,042	$34,931	$42,022

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

As of September 30, 2015, Park had taken partial charge-offs of approximately $30.0 million related to the $69.2 million of commercial loans considered to be impaired, compared to charge-offs of approximately $32.5 million related to the $73.7 million of impaired commercial loans at December 31, 2014. The table below provides additional information related to the Park impaired commercial loans at September 30, 2015, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at September 30, 2015

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$54,420	$5,033	$49,387	$5,738	$43,649	80.21%
PNB participations in Vision loans	9,504	4,354	5,150	—	5,150	54.19%
SEPH - loans	35,248	20,597	14,651	—	14,651	41.57%
Park totals	$99,172	$29,984	$69,188	$5,738	$63,450	63.98%

Allowance for loan losses: A portion of Park’s allowance for loan losses is allocated to commercial loans classified as “special mention” (graded a 5) or “substandard” (graded a 6). “Special mention” loans are loans that have potential weaknesses that may result in loss exposure to Park. “Substandard” loans are those that exhibit a well-defined weakness, jeopardizing repayment of the loan, resulting in a higher probability that Park will suffer a loss on the loan unless the weakness is corrected. Park’s 72-month loss experience for the period ended December 31, 2014, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.54% of the principal balance of these loans. This 72-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $30.8 million or 1.26% of the outstanding principal balance of accruing commercial loans at September 30, 2015.

The overall reserve of 1.26% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.18%; special mention commercial loans are reserved at 5.18%; and substandard commercial loans are reserved at 8.48%. At September 30, 2015, the coverage period within the commercial portfolio was approximately 2.33 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 72-month loss experience of 0.54% are due to the following factors which management reviews on a quarterly or annual basis:

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

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 72 months, through December 31, 2014. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At September 30, 2015, the coverage period within the consumer portfolio was approximately 1.96 years.

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

Other Income

Other income increased by $795,000 to $20.2 million for the quarter ended September 30, 2015, compared to $19.4 million for the third quarter of 2014 and increased by $2.5 million to $58.3 million for the nine months ended September 30, 2015, compared to $55.7 million for the same period of 2014.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Change	2015	2014	Change
Income from fiduciary activities	$4,933	$4,734	$199	$15,055	$14,100	$955
Service charges on deposits	3,909	4,171	(262)	10,974	11,772	(798)
Other service income	3,251	2,450	801	8,577	6,895	1,682
Checkcard fee income	3,643	3,431	212	10,659	10,137	522
Bank owned life insurance income	1,574	1,420	154	4,538	3,708	830
ATM fees	648	654	(6)	1,840	1,884	(44)
OREO valuation adjustments	(718)	(935)	217	(1,273)	(2,026)	753
Gain on sale of OREO, net	243	2,149	(1,906)	1,429	5,458	(4,029)
Gain on commercial loans held for sale	—	—	—	756	—	756
Miscellaneous	2,708	1,322	1,386	5,700	3,787	1,913
Other income	$20,191	$19,396	$795	$58,255	$55,715	$2,540

The following table breaks out the change in total other income for the three and nine months ended September 30, 2015 compared to the same periods ended September 30, 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended September 30 change from 2014 to 2015			Nine months ended September 30 change from 2014 to 2015
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$199	$—	$199	$955	$—	$955
Service charges on deposits	(262)	—	(262)	(798)	—	(798)
Other service income	788	13	801	1,516	166	1,682
Checkcard fee income	212	—	212	522	—	522
Bank owned life insurance income	154	—	154	830	—	830
ATM fees	(6)	—	(6)	(44)	—	(44)
OREO valuation adjustments	(288)	505	217	311	442	753
Gain on sale of OREO, net	(535)	(1,371)	(1,906)	(1,207)	(2,822)	(4,029)
Gain on commercial loans held for sale	—	—	—	34	722	756
Miscellaneous	1,079	307	1,386	1,592	321	1,913
Other income	$1,341	$(546)	$795	$3,711	$(1,171)	$2,540

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $199,000, or 4.2%, to $4.9 million for the three months ended September 30, 2015, compared to $4.7 million for the same period in 2014. Income from fiduciary activities increased by $955,000, or 6.8%, to $15.1 million for the nine months ended September 30, 2015, compared to $14.1 million for the same period in 2014. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2015 was $4,375 million, an increase of approximately 4.0% compared to the average for the nine months ended September 30, 2014 of $4,206 million.

Service charges on deposits decreased by $262,000, or 6.3%, to $3.9 million for the three months ended September 30, 2015, compared to $4.2 million for the same period in 2014. Service charges on deposits decreased by $798,000, or 6.8%, to $11.0 million for the nine months ended September 30, 2015, compared to $11.8 million for the same period in 2014. The decline for the three and nine months ended September 30, 2015 was related to a decrease in non-sufficient funds (NSF) fee income of $434,000 and $1.2 million, offset by an increase in deposit account maintenance fees of $209,000 and $535,000.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $801,000, or 32.7%, to $3.3 million for the three months ended September 30, 2015, compared to $2.5 million for the same period in 2014. Other service income increased by $1.7 million, or 24.4%, to $8.6 million for the nine months ended September 30, 2015, compared to $6.9 million for the same period in 2014. The volume of originations of mortgage loans for sale into the secondary market was the primary driver of changes in this fee income category. There were $61.3 million and $163.8 million in originations of mortgage loans for sale in the secondary market for the three and nine months ended September 30, 2015, respectively, compared to $37.5 million and $96.5 million for the same periods of 2014.

Bank owned life insurance income increased by $830,000, or 22.4%, to $4.5 million for the nine months ended September 30, 2015, compared to $3.7 million for the same period in 2014. The increase was related to $1.3 million in income from the death benefits paid on policies during the first nine months of 2015 compared to $376,000 during the same period in 2014.

Gains on the sale of OREO, net was $243,000 for the three months ended September 30, 2015, compared to $2.1 million for the same period in 2014. Gains on the sale of OREO, net was $1.4 million for the nine months ended September 30, 2015, compared to $5.5 million for the same period in 2014. For the first nine months of 2015, OREO with a book value of $13.8 million was sold, compared to OREO with a book value of $21.1 million for the same period of 2014.

Gains on the sale of commercial loans held for sale was $756,000 for the nine months ended September 30, 2015 compared to no gains for the same period in 2014. This was related to certain commercial loans held for sale, with a book balance of $144,000 that were sold in the first quarter of 2015, resulting in a net gain of $756,000.

Miscellaneous income increased by $1.4 million, to $2.7 million for the three months ended September 30, 2015 compared to $1.3 million for the same period in 2014.  Miscellaneous income increased by $1.9 million, to $5.7 million for the nine months ended September 30, 2015 compared to $3.8 million for the same period in 2014.  During the third quarter of 2015, Park received $543,000 related to Visa incentives.  Additionally, other OREO income for the three and nine months ended September 30, 2015 increased by $973,000 and $1.0 million, respectively, compared to the same period in 2014.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2015	2014	Change	2015	2014	Change
Salaries	$21,692	$20,515	$1,177	$63,669	$60,426	$3,243
Employee benefits	6,721	5,728	993	17,135	17,017	118
Occupancy expense	2,469	2,339	130	7,429	7,628	(199)
Furniture and equipment expense	3,044	2,870	174	8,737	8,862	(125)
Data processing fees	1,383	1,281	102	3,847	3,516	331
Professional fees and services	5,424	6,934	(1,510)	15,701	21,385	(5,684)
Marketing	1,058	1,087	(29)	3,008	3,211	(203)
Insurance	1,399	1,396	3	4,222	4,310	(88)
Communication	1,245	1,304	(59)	3,809	3,940	(131)
State taxes	779	(350)	1,129	2,709	1,550	1,159
OREO expense	323	244	79	1,114	1,829	(715)
Miscellaneous	1,892	1,624	268	6,436	3,318	3,118
Other expense	$47,429	$44,972	$2,457	$137,816	$136,992	$824

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2015, compared to September 30 2014 between Park’s Ohio-based operations and SEPH.

	Three months ended September 30 change from 2014 to 2015			Nine months ended September 30 change from 2014 to 2015
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$1,276	$(99)	$1,177	$3,499	$(256)	$3,243
Employee benefits	998	(5)	993	131	(13)	118
Occupancy expense	130	—	130	(199)	—	(199)
Furniture and equipment expense	174	—	174	(125)	—	(125)
Data processing fees	102	—	102	331	—	331
Professional fees and services	47	(1,557)	(1,510)	(1,472)	(4,212)	(5,684)
Marketing	(29)	—	(29)	(203)	—	(203)
Insurance	4	(1)	3	(83)	(5)	(88)
Communication	(59)	—	(59)	(129)	(2)	(131)
State taxes	1,205	(76)	1,129	1,189	(30)	1,159
OREO expense	183	(104)	79	(330)	(385)	(715)
Miscellaneous	301	(33)	268	2,542	576	3,118
Other expense	$4,332	$(1,875)	$2,457	$5,151	$(4,327)	$824

Salaries increased by $1.2 million, or 5.7%, to $21.7 million for the three months ended September 30, 2015, compared to $20.5 million for the same period in 2014. Salaries increased by $3.2 million, or 5.4%, to $63.7 million for the nine months ended September 30, 2015, compared to $60.4 million for the same period in 2014. The increase for the three months ended September 30, 2015 was due to an increase in salaries of $793,000, an increase in incentive compensation of $182,000, and an increase in share based compensation expense related to the long-term incentive plan of $100,000, compared to the same period of 2014.  The increase for the nine months ended September 30, 2015 was due to an increase in salaries of $2.2 million, an increase in incentive compensation of $510,000, and an increase in share based compensation expense related to the long-term incentive plan of $348,000, compared to the same period of 2014. While total FTEs has not increased Park has experienced an increase in higher paid positions to support regulatory compliance.

Employee benefit expenses increased by $1.0 million, or 17.3%, to $6.7 million for the three months ended September 30, 2015, compared to $5.7 million for the same period in 2014. The increase for the three months ended September 30, 2015 was due to an increase in medical expenses of $322,000, a decline in pension income of $332,000 and an increase in supplemental employee retirement (SERP) expense of $353,000, compared to the same period of 2014.

Professional fees and services decreased by $1.5 million, or 21.8%, to $5.4 million for the three months ended September 30, 2015, compared to $6.9 million for the same period in 2014. Professional fees and services decreased by $5.7 million, or 26.6%, to $15.7 million for the nine months ended September 30, 2015, compared to $21.4 million for the same period in 2014. The decreases were largely related to declines in legal expenses associated with PNB participations in Vision loans and other loan relationships at SEPH.

State taxes increased by $1.1 million, to expense of $779 thousand for the three months ended September 30, 2015, compared to income of $350,000 for the same period in 2014.  State taxes increased by $1.2 million, or 74.8%, to $2.7 million for the nine months ended September 30, 2015, compared to $1.6 million for the same period in 2014.  The increase comparing 2015 to 2014 was due to the 2014 reversal of an accrual previously established for the 2012 and 2013 state tax years which are now closed.

Miscellaneous expense increased by $3.1 million, to $6.4 million for the nine months ended September 30, 2015, compared to $3.3 million for the same period in 2014. The $3.1 million increase for the nine-month period ended September 30, 2015 included expenses related to a prepayment penalty on borrowings and a contract termination fee which totaled $1.1 million, expense related to reserves for loan repurchases of $700,000, and the amortization of an investment in historic rehabilitation tax credits of $600,000.

Income Tax

Federal income tax expense was $8.0 million for the third quarter of 2015, compared to $8.4 million for the third quarter of 2014. The effective federal income tax rate for the third quarter of 2015 was 28.6%, compared to 31.4% for the same period in 2014. Federal income tax expense was $24.4 million for the first nine months of 2015, compared to $25.8 million for the same period of 2014. The effective federal income tax rate for the first nine months of 2015 was 28.9%, compared to 30.2% for the same period in 2014. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits (new in the second quarter 2015), bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2015 year will be approximately $6.9 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2015 and December 31, 2014

Changes in Financial Condition and Liquidity

Total assets increased by $299 million, or 4.3%, to $7,300 million at September 30, 2015, compared to $7,001 million at December 31, 2014. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $145 million to $382 million at September 30, 2015, compared to $238 million at December 31, 2014. Money market instruments represented the majority of this increase, and were $279 million at September 30, 2015, compared to $104 million at December 31, 2014. This increase in cash and cash equivalents was due to an increase in deposits, primarily related to Parks Insured Cash Sweep Service (ICS) product.

•	Total investment securities decreased by $32 million, or 2.1%, to $1,469 million at September 30, 2015, compared to $1,501 million at December 31, 2014.

•	Loans increased by $170 million, or 3.5%, to $5,000 million at September 30, 2015, compared to $4,830 million at December 31, 2014.

Total liabilities increased by $280 million, or 4.4%, during the first nine months of 2015 to $6,585 million at September 30, 2015, from $6,305 million at December 31, 2014. This increase was primarily due to the following:

•
Total deposits increased by $327 million, or 6.4%, to $5,455 million at September 30, 2015, compared to $5,128 million at December 31, 2014. The increase in deposits in the first nine months of 2015 was largely the result of a new product offering for ICS deposits.

•
Long-term borrowings, including subordinated notes, decreased by $50 million or 6.0% to $782 million at September 30, 2015, compared to $832 million at December 31, 2014. During the first quarter of 2015, Park prepaid $54.5 million of long-term borrowings.

Total shareholders’ equity increased by $19.3 million, or 2.8%, to $715.8 million at September 30, 2015, from $696.5 million at December 31, 2014.

•	Retained earnings increased by $16.7 million during the period as a result of net income of $60.1 million, offset by common share dividends of $43.4 million.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 68.49% at September 30, 2015, compared to 68.98% at December 31, 2014 and 68.45% at September 30, 2014. Cash and cash equivalents were $382.3 million at September 30, 2015, compared to $237.7 million at December 31, 2014 and $303.3 million at September 30, 2014. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2015 was $715.8 million, or 9.8% of total assets, compared to $696.5 million, or 9.9% of total assets, at December 31, 2014 and $686.0 million, or 9.8% of total assets, at September 30, 2014.

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

PNB met each of the well capitalized ratio guidelines at September 30, 2015. The following table indicates the capital ratios for PNB and Park at September 30, 2015 and December 31, 2014.

	As of September 30, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.89%	9.94%	9.94%	11.56%
Park National Corporation	9.06%	13.00%	12.71%	14.75%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2014
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	6.96%	10.13%	N/A	11.74%
Park National Corporation	9.25%	13.39%	N/A	15.14%
Adequately capitalized ratio	4.00%	4.00%	N/A	8.00%
Well capitalized ratio (PNB only)	5.00%	6.00%	N/A	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2014 Annual Report (Table 35) for disclosure concerning contractual obligations and commitments at December 31, 2014. There were no significant changes in contractual obligations and commitments during the first nine months of 2015.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2015	December 31, 2014
Loan commitments	$937,228	$869,793
Standby letters of credit	$11,457	$12,473

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

On page 40 (Table 34) of Park’s 2014 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $544 million or 8.46% of interest earning assets at December 31, 2014. At September 30, 2015, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $443 million or 6.59% of interest earning assets.

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

On page 41 of Park’s 2014 Annual Report, management reported that at December 31, 2014, the earnings simulation model projected that net income would increase by 1.3% using a rising interest rate scenario and decrease by 7.1% using a declining interest rate scenario over the next year. At September 30, 2015, the earnings simulation model projected that net income would increase by 3.13% using a rising interest rate scenario and would decrease by 11.50% in a declining interest rate scenario. At September 30, 2015, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2015, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2015	—	$—	—	538,250
August 1 through August 31, 2015	9,495	81.74	9,495	528,755
September 1 through September 30, 2015	20,705	83.06	20,705	508,050
Total	30,200	$82.64	30,200	508,050

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

(a), (b) Not applicable.

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2015 and 2014 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: October 27, 2015	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: October 27, 2015	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer