Form 10-K
period 2015-12-31
PARK NATIONAL CORP /OH/
filed 2016-02-18
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2015, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,316,169,477 based on the closing sale price as reported on NYSE MKT LLC. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2016

Common Shares, without par value	15,330,812 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2015 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2016	Part III

Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
General
Park National Corporation (“Park”) is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park was incorporated under Ohio law in 1992. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (the “Common Shares”), are listed on NYSE MKT LLC (“NYSE MKT”), under the symbol “PRK.”
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
Banking Operations
Throughout the fiscal year ended December 31, 2015 (“Fiscal 2015”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
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

Park National Bank, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH") comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2015 is included in Note 27 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank operated 116 banking offices and a network of 140 automated teller machines. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable segment information included in Note 27 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report.

Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had five financial service offices spanning five counties in Ohio: Clark, Fairfield, Franklin, Licking and Montgomery. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable segment information included in Note 27 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report.
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
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable segment information included in Note 27 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report.
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
Title Agency Subsidiary
Park holds 80% of the ownership interest of Park Title Agency, LLC. (“Park Title Agency”). Effective May 9, 2014, Park acquired a 49% ownership interest in Park Title Agency from Park National Bank for $316,129 and a 31% ownership interest in Park Title Agency from the other member (which is not a subsidiary of Park) for $200,000. Such other member holds the remaining 20% of the ownership interest of Park Title Agency. Park Title Agency is a traditional title agency serving the central Ohio area.
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
Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2015, PII held municipal securities of $48.2 million.
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
Guardian Finance provides consumer finance services.

Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties served by the financial service offices of Park National Bank. As a result of the Vision Bank – SEPH merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to the Vision Bank - SEPH merger.
Park National Bank makes lending decisions in accordance with the written loan policies adopted by Park which are designed to maintain acceptable loan quality. Park National Bank originates and retains for its own portfolio commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, and installment loans. Park National Bank also originates fixed-rate residential real estate loans for sale to the secondary market.
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
Commercial Loans
At December 31, 2015, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $2,072 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 40.9% of their total aggregate loan portfolio as of that date. Of this amount, approximately $956 million represented commercial, financial and agricultural loans, $1,114 million represented commercial real estate loans, and $3 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventories and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 14 included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
The commercial loan portfolio of Park’s current subsidiaries includes loans to a wide variety of corporations and businesses across many industrial classifications in the 28 Ohio counties where Park National Bank operates. The primary industries represented by these customers include commercial real estate leasing, manufacturing, retail trade, health care and other services.
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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 14 included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $88.3 million at December 31, 2015. Participations in a loan by Park National Bank in an amount larger than $30.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $88.3 million, the total indebtedness of the largest single borrower within the commercial portfolio was $30.0 million at December 31, 2015.
Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) loan relationships with an outstanding balance greater than $300,000. If deterioration has occurred, the lending subsidiary takes prompt action designed to increase the likelihood of payment of the loan. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. Park uses several indices for commercial loans. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2015, Scope Aircraft Finance had outstanding approximately $232 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2015, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases and home equity lines of credit) in an aggregate amount of approximately $967 million, constituting approximately 19.1% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas of central and southern Ohio. At December 31, 2015, of the $967 million in consumer loans, GFSC had outstanding consumer loans of $28.1 million.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, and is incorporated herein by reference. Park National Bank and its divisions also offer home equity lines of credit through the consumer lending department. These accounts are administered under the same standards as other consumer loans and leases.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2015, Park's subdiararies had outstanding approximately $2,029 million in construction real estate loans and residential real estate loans, representing approximately 40.0% of total loans outstanding. Of the $2,029 million, approximately $1,855 million was included within the residential real estate loan segment, which included $411 million of commercial loans, $1,211 million of mortgage loans, $211 million of home equity lines of credit and $23 million of installment loans. The remaining $173 million was included within the construction real estate loan segment, which included $130 million of commercial land and development (“CL&D”) loans and $43 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are both fixed and adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010 and continuing through December 31, 2014, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. Subsequent to December 31, 2014, Park has generally sold these loans in the secondary market. At December 31, 2015 and 2014, Park reported $637 million and $639 million, respectively, of these loans on the Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.

Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 14 included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings through declines in our borrowers’ ability to repay loans, the value of the collateral securing our loans and demand deposits.” and “– Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and a small number of performing loans. The loans are of higher risk as they are either on nonaccrual status or are accruing but may have been classified by Park management. In addition to approximately $11 million in OREO property, SEPH also held approximately $15.2 million in loans as of December 31, 2015. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated solely to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park.
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
Employees
At December 31, 2015, Park and its subsidiaries had 1,793 full-time equivalent employees.
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
In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a depository institution over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small depository institutions and use the financial ratios method to determine assessment rates for all such depository institutions (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the

“Basel III Capital Rules”). Community banking organizations, including Park and Park National Bank, began transitioning to the new rules on January 1, 2015. The new minimum capital requirements became effective on January 1, 2015; whereas, a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital phase in from January 1, 2015 through January 1, 2019.

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
In order to be “well capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above. See Note 26 of the Notes to Consolidated Financial Statements of Park’s 2015 Annual Report, which is incorporated herein by reference.
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
At December 31, 2015, approximately $107.5 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 22 of the Notes to Consolidated Financial Statements of Park’s 2015 Annual Report.
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
The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions. To the extent that Park National Bank engages in any of the trading activities or has any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule, Park National Bank believes that its activities and relationships fall within the scope of the one or more of the exceptions provided in the Volcker Rule.
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
Dodd-Frank Act
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although many of the regulations have been adopted, some still have not.

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
As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the full effect on Park and its subsidiaries cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of Park and its subsidiaries.
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
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, Note 5 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, Note 6 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, Note 7 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report, Note 12 of the Notes to Consolidated Financial Statements in Park’s 2015 Annual Report and Note 14 of the Notes to Consolidated Financial Statements in Park's 2015 Annual Report. This statistical disclosure is incorporated herein by reference.
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
Changes in economic and political conditions could adversely affect our earnings through declines in our borrowers’ ability to repay loans, the value of the collateral securing our loans, and demand deposits.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

Changes in the general economic conditions and real estate valuations in our primary market areas could adversely impact results of operations, financial condition and cash flows.

Our lending and deposit gathering activities are concentrated primarily in Ohio. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Adverse changes in the regional and general economic conditions could reduce our growth rate, impair our ability to collect payments on loans, increase loan delinquencies, increase problem assets and foreclosures, increase claims and lawsuits, increase devaluations recognized within our OREO portfolio, decrease the demand for our products and services and decrease the value of collateral for loans, especially real estate values, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. In the last several years, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

Recently-enacted and further financial regulatory reforms may adversely impact Park’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States. There are a number of reform provisions that are significantly impacting the ways in which banks as well as financial holding companies and bank holding companies, including Park National Bank and Park, do business. A detailed discussion regarding the Dodd-Frank Act can be found under the caption “Supervision and Regulation of Park and its Subsidiaries” in “Item 1 – Business” of this Form 10-K.
Some provisions of the Dodd-Frank Act still have not been implemented and will require interpretation and rule making by federal regulators, including banking regulators and the SEC, as well as by the stock exchanges. In addition, the CFPB has begun to implement its authority, and its regulations and other authority affect Park's business. Park is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations. While the full effect of the Dodd-Frank Act on Park and our subsidiaries cannot currently be determined, the law and its implemented rules and regulations have already resulted in increased compliance costs and may result in increased fees paid to regulators, along with restrictions on the operations of Park and our subsidiaries, all of which may have a material adverse effect on Park’s operating results and financial condition. Also, we cannot predict whether there will be additional new laws and regulations that will affect Park and result in material adverse effects on our financial condition and results of operations.

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

We are subject to intense competition from various financial institutions as well as from non-bank entities that engage in many similar activities without being subject to bank regulatory supervision and restrictions. This competition is described in "Item 1 - Business" of this Annual Report on Form 10-K under the caption "Competition." Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, in connection with current market conditions or otherwise. Consumers may also move money out of bank deposits in favor of other investments. Customers have increasingly used bill payment services that do not utilize banks. These trends may result in losses of deposits and fee income.

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

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 35 in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

Financial services institutions are interrelated as a result of trading, clearing and other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry. Many of these transactions expose us to credit risk in the event of default of our counterparty or client.

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

In part due to improvement in general economic conditions, as well as actions taken by Park to manage our portfolio, the provision for loan losses for Park's Ohio-based subsidiaries has declined since the end of the recent recession. If we were to experience higher levels of provision for loan losses, it could result in lower levels of net income.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board may change its requirements for establishing the allowance for loan losses. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Deposit insurance premiums assessed on Park may increase and have a negative effect on Park’s results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures have increased during the last few years and decreased the DIF balance. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years. It is uncertain how a final new assessment system might affect Park National Bank's deposit insurance premiums in the future.

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

We may be required to repurchase loans we have sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial condition.

When we sell a mortgage loan, we may agree to repurchase or substitute a mortgage loan if we are later found to have breached any representation or warranty we made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial condition.

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

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to us.

Any failure or interruption in our operations or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

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

Our business could be adversely affected by third-party service providers, data breaches and cyber-attacks.

We face the risk of operational disruption, failure or capacity constraints due to our dependency on third-party vendors for components of our business infrastructure. While we have selected these third-party vendors through our vendor management process, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

Further, we may be affected by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card PIN numbers and commercial card information used to make purchases at such retailers and other third parties. Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations.

Our assets which are at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2015 Annual Report.

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
We may not pay dividends on our Common Shares.

Although we have paid dividends on our Common Shares in the past, we may reduce or eliminate dividends in the future, at the discretion of the Board of Directors, for any reason, including a determination to use funds for other purposes or due to regulatory constraints. As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our Common Shares and service our debt is dividends from these subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

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

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2015 and 2016 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.”

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

Future expansion may adversely affect our financial condition and results of operations as well as dilute the interests of our shareholders and negatively affect the price of our Common Shares.
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

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 116 financial service offices in Ohio. Park National Bank has 6 financial service offices (including its main office) and 3 operations centers in Newark in Licking County. In addition, within Ohio, Park National Bank has:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia (two offices), Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (four offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington and Lancaster (six offices) in Fairfield County;

•	financial service offices in Canal Winchester, Columbus, Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Jamestown and Xenia (two offices) in Greene County;

•	financial service offices in Cincinnati (two offices) in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Pataskala, and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion and Prospect in Marion County;

•	financial service offices in Celina and Fort Recovery in Mercer County;

•	financial service offices (three offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy, all in Miami County;

•	a financial service office in Mount Gilead in Morrow County;

•	financial service offices in Zanesville (eight offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (eight offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	financial service offices in Newcomerstown and New Philadelphia in Tuscarawas County and

•	a financial service office in Springboro in Warren County; and

•	a financial service office in Wooster in Wayne County.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and in Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox, Morrow and Wayne Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties in Ohio comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank, N.A. Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 30 are leased and the remainder are owned. Park National Bank also operates 28 off-site automated teller machines.
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
Park Title Agency
Park Title Agency has one office located in Newark in Licking County, Ohio, which it leases from Park National Bank.
SE Property Holdings, LLC
SEPH has one office located in Newark in Licking County, Ohio, which it leases.

ITEM 3.	LEGAL PROCEEDINGS.

There are no pending legal proceedings to which Park or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which Park’s subsidiaries are parties incidental to their respective businesses or operations. Park considers none of those proceedings to be material.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 39 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2015. The table also provides information concerning the maximum number of Common Shares that may be purchased under Park’s previously-announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (2)
October 1 through October 31, 2015	—	—	—	508,050

November 1 through November 30, 2015	—	—	—	508,050

December 1 through December 31, 2015	20,000	$88.89	20,000	488,050

Total	20,000	$88.89	20,000

(1)	All of the Common Shares reported were purchased in the open market under Park's publicly announced stock repurchase authorization to fund the 2013 Incentive Plan.

(2)
The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Incentive Plan which became effective on April 22, 2013.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The aggregate number of Common Shares with respect to which awards may be granted under the 2013 Incentive Plan will be 600,000. The Common Shares to be issued and delivered under the 2013 Incentive Plan may consist of either Common Shares currently held or Common Shares subsequently acquired by Park as treasury shares. No newly-issued Common Shares will be delivered under the 2013 Incentive Plan. On April 22, 2013, Park's Board of Directors authorized the purchase, from time to time, of up to 600,000 Park Common Shares to be held as treasury shares for subsequent issuance and delivery under the 2013 Incentive Plan. As of December 31, 2015, 111,950 Common Shares had been purchased for this purpose.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 37 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 16 included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin declined by 6 basis points in 2014 and by 16 basis points in 2015. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.39%, 3.55% and 3.61% for each of the fiscal years ended December 31, 2015, 2014 and 2013 respectively. The discussion of interest rate sensitivity included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2015 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 23 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2015 and 2014, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2015, 2014 and 2013, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2015 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 38 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2015 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” is also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2015 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2015 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 25, 2016 (the “2016 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2016 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2016 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2016 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2016 Proxy Statement.
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
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2016 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders held on April 27, 2015.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2016 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2016 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2016 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2016 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2016 Proxy Statement.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2015 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated herein by reference from Park's 2015 Annual Report

Consolidated Balance Sheets at December 31, 2015 and 2014 -- Incorporated herein by reference from Park's 2015 Annual Report

Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013 -- Incorporated herein by reference from Park's 2015 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013-- Incorporated herein by reference from Park's 2015 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013 -- Incorporated herein by reference from Park's 2015 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 -- Incorporated herein by reference from Park's 2015 Annual Report

Notes to Consolidated Financial Statements -- Incorporated herein by reference from Park's 2015 Annual Report

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

Note: 10% Subordinated Notes due December 23, 2019 were repaid in full on December 24, 2014 and Note Purchase Agreement terminated by its terms.

4.5	Form of 10% Subordinated Note due December 23, 2019 (incorporated herein by reference to Exhibit 4.2 to Park's December 28, 2009 Form 8-K)

Note: 10% Subordinated Notes due December 23, 2019 were repaid in full on December 24, 2014.

4.6
Note Purchase Agreement, dated April 20, 2012, between Park National Corporation and 56 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 20, 2012 (File No. 1-13006) (“Park's April 20, 2012 Form 8-K”))

4.7	Form of 7% Subordinated Note due April 20, 2022 (incorporated herein by reference to Exhibit 4.2 to Park's April 20, 2012 Form 8-K)

4.8	Agreement to furnish instruments and agreements defining rights of holders of long-term debt (filed herewith)

10.1†	Summary of Base Salaries for Executive Officers of Park National Corporation (filed herewith)

10.2†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed June 19, 2015 (File No. 1-130006) ("Park's June 19, 2015 Form 8-K")

10.3†
Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.3 to Park's June 19, 2015 Form 8-K)

10.4†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated by reference to Exhibit 10.2(b) to Park's June 19, 2015 Form 8-K)

10.5†	Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (filed herewith)

10.6†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated by reference to Exhibit 10.4 to Park's June 19, 2015 Form 8-K)

10.7†	Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel Delawder (filed herewith)

10.8†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1(a) to Park's June 19, 2015 Form 8-K)

10.9†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.1(b) to Park's June 19, 2015 Form 8-K)

10.10†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1(c) to Park's June 19, 2015 Form 8-K)

10.11†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between The Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)("Park's February 19, 2008 Form 8-K"))

10.12†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2 to Park's February 19, 2008 Form 8-K)

10.13†	Summary of Certain Compensation for Directors of Park National Corporation (filed herewith)

10.14(a)†
Form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007, covering Non-Employee Directors of Park National Corporation (incorporated herein by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed on January 2, 2008 (File No. 1-13006))

10.14(b)†	Schedule identifying Non-Employee Directors of Park National Corporation covered by form of Split-Dollar Agreement, made and entered into effective as of December 28, 2007 (filed herewith)

10.15†
Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))

10.16†
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

13	2015 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14
Code of Business Conduct and Ethics, as amended July 28, 2014 and updated July 30, 2014 (incorporated herein by reference to Exhibit 14 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (File No. 1-13006))

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

101
The following materials from Park National Corporation's 2015 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)

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

PARK NATIONAL CORPORATION

Date: February 18, 2016	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 18th day of February, 2016.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Matthew R. Miller Matthew R. Miller	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ Maureen Buchwald* Maureen Buchwald	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp*Alicia J. Hupp	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director

Name	Capacity
/s/ Julie A. Sloat* Julie A. Sloat	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 18th day of February, 2016.

By:	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President