Form 10-Q
period 2016-03-31
PARK NATIONAL CORP /OH/
filed 2016-04-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

 Yes   ☐   No   ☒

15,330,807 Common shares, no par value per share, outstanding at April 26, 2016.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$105,664	$119,412
Money market instruments	212,239	30,047
Cash and cash equivalents	317,903	149,459
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,354,661 and $1,436,714 at March 31, 2016 and December 31, 2015, respectively)	1,372,183	1,436,266
Securities held-to-maturity, at amortized cost (fair value of $174,528 and $151,428 at March 31, 2016 and December 31, 2015, respectively)	171,273	149,302
Other investment securities	58,311	58,311
Total investment securities	1,601,767	1,643,879

Loans	5,062,185	5,068,085
Allowance for loan losses	(56,948)	(56,494)
Net loans	5,005,237	5,011,591
Bank owned life insurance	182,116	181,684
Prepaid assets	85,373	80,635
Goodwill	72,334	72,334
Premises and equipment, net	59,025	59,493
Affordable housing tax credit investments	49,411	51,247
Other real estate owned	17,745	18,651
Accrued interest receivable	17,415	18,675
Mortgage loan servicing rights	8,949	9,008
Other	10,910	14,698
Total assets	$7,428,185	$7,311,354

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,360,605	$1,404,032
Interest bearing	4,246,185	3,943,610
Total deposits	5,606,790	5,347,642
Short-term borrowings	219,643	394,242
Long-term debt	739,636	738,105
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	17,464	20,311
Accrued interest payable	2,373	2,338
Other	67,578	50,361
Total liabilities	$6,698,484	$6,597,999

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,846 shares issued at March 31, 2016 and 16,150,854 shares issued at December 31, 2015)	304,433	303,966
Retained earnings	511,704	507,505
Treasury shares (820,039 shares at March 31, 2016 and December 31, 2015)	(82,473)	(82,473)
Accumulated other comprehensive loss, net of taxes	(3,963)	(15,643)
Total shareholders' equity	729,701	713,355
Total liabilities and shareholders’ equity	$7,428,185	$7,311,354

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Interest and dividend income:

Interest and fees on loans	$60,052	$55,412

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	8,609	9,389
Obligations of states and political subdivisions	373	—
Other interest income	274	217
Total interest and dividend income	69,308	65,018

Interest expense:

Interest on deposits:
Demand and savings deposits	824	486
Time deposits	2,387	2,622

Interest on borrowings:
Short-term borrowings	164	133
Long-term debt	6,114	6,242

Total interest expense	9,489	9,483

Net interest income	59,819	55,535

Provision for loan losses	910	1,632
Net interest income after provision for loan losses	58,909	53,903

Other income:
Income from fiduciary activities	5,113	4,912
Service charges on deposit accounts	3,423	3,381
Other service income	2,574	2,301
Checkcard fee income	3,532	3,351
Bank owned life insurance income	1,197	1,878
ATM fees	583	578
OREO valuation adjustments	(118)	(304)
Gain on sale of OREO, net	134	673
Gain on commercial loans held for sale	—	756
Miscellaneous	951	1,347
Total other income	17,389	18,873

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Other expense:
Salaries	$21,554	$20,982
Employee benefits	4,773	5,685
Occupancy expense	2,548	2,579
Furniture and equipment expense	3,443	2,862
Data processing fees	1,217	1,267
Professional fees and services	6,667	4,694
Marketing	1,111	1,013
Insurance	1,411	1,461
Communication	1,221	1,331
State tax expense	926	1,047
Miscellaneous	5,028	2,799
Total other expense	49,899	45,720

Income before income taxes	26,399	27,056

Federal income taxes	7,713	8,012

Net income	$18,686	$19,044

Earnings per Common Share:
Basic	$1.22	$1.24
Diluted	$1.21	$1.23

Weighted average common shares outstanding
Basic	15,330,813	15,379,170
Diluted	15,406,508	15,421,928

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Net income	$18,686	$19,044

Other comprehensive income, net of tax:
Unrealized net holding gain on securities available-for-sale, net of income tax of $6,290 and $4,232 for the three months ended March 31, 2016 and 2015, respectively	11,680	7,859
Other comprehensive income	$11,680	$7,859

Comprehensive income	$30,366	$26,903

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares		Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015, as previously presented	$—	305,499	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax				(2,057)
Balance at January 1, 2015, as adjusted	$—		$303,104	$484,484	$(77,439)	$(13,608)
Net Income				19,044
Other comprehensive income, net of tax						7,859
Dividends on common shares at $0.94 per share				(14,488)
Cash payment for fractional shares in dividend reinvestment plan			(1)
Share-based compensation expense			259
Repurchase of treasury shares					(1,783)
Balance at March 31, 2015	$—		$303,362	$489,040	$(79,222)	$(5,749)

Balance at January 1, 2016	$—		$303,966	$507,505	$(82,473)	$(15,643)
Net Income				18,686
Other comprehensive income, net of tax						11,680
Dividends on common shares at $0.94 per share				(14,487)
Cash payment for fractional shares in dividend reinvestment plan			(1)
Share-based compensation expense			468
Balance at March 31, 2016	$—		$304,433	$511,704	$(82,473)	$(3,963)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$18,686	$19,044

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	910	1,632
Amortization of loan fees and costs, net	1,674	1,565
Provision for depreciation	2,049	1,691
Amortization (accretion) of investment securities, net	16	(63)
Amortization of prepayment penalty of long-term debt	1,531	1,497
Loan originations to be sold in secondary market	(40,285)	(40,270)
Proceeds from sale of loans in secondary market	36,835	38,254
Gain on sale of loans in secondary market	(761)	(707)
Share-based compensation expense	468	259
OREO valuation adjustments	118	304
Gain on sale of OREO, net	(134)	(673)
Gain on sale of commercial loans held for sale	—	(756)
Bank owned life insurance income	(1,197)	(1,878)

Changes in assets and liabilities:
Increase in other assets	(7,018)	(8,391)
Increase in other liabilities	(8)	(3,320)
Net cash provided by operating activities	$12,884	$8,188

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	341,879	78,523
Held-to-maturity securities	4,984	7,179
Purchases of:
Available-for-sale securities	(259,756)	(29,931)
Held-to-maturity securities	(9,885)	—
Net loan pay downs (originations), portfolio loans	10,476	(5,215)
Proceeds from the sale of commercial loans held for sale	—	900
Investments in qualified affordable housing projects	(2,847)	(2,591)
Proceeds from the sale of OREO	1,387	3,861
Life insurance death benefits	765	5,221
Purchases of premises and equipment, net	(1,581)	(3,401)
Net cash provided by investing activities	$85,422	$54,546

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2016	2015
Financing activities:
Net increase in deposits	$259,148	$387,847
Net decrease in short-term borrowings	(174,599)	(37,019)
Repayment of long-term debt	—	(79,544)
Proceeds from issuance of long-term debt	—	25,000
Repurchase of treasury shares	—	(1,783)
Cash dividends paid	(14,411)	(14,449)
Net cash provided by financing activities	$70,138	$280,052

Increase in cash and cash equivalents	168,444	342,786

Cash and cash equivalents at beginning of year	149,459	237,699

Cash and cash equivalents at end of period	$317,903	$580,485

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,454	$9,446

Income taxes	$—	$—

Non-cash items:
Loans transferred to OREO	$439	$7,270

Transfers from loans to commercial loans held for sale	$—	$144

Securities purchase commitments	$17,156	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2016.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2015 from Park’s 2015 Annual Report to Shareholders (“Park's 2015 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

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
ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have an impact on Park’s consolidated financial statements.
ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance on Park’s consolidated financial statements.
ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on Park’s consolidated financial statements.
ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting: In March 2016, FASB issued ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides simplification for several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2016. Management is currently evaluating the impact of the adoption of this guidance on Park’s consolidated financial statements.
Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016			December 31, 2015
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$941,481	$3,592	$945,073	$955,727	$3,437	$959,164
Commercial real estate *	1,114,626	3,652	1,118,278	1,113,603	4,009	1,117,612
Construction real estate:
SEPH commercial land and development	2,043	—	2,043	2,044	—	2,044
Remaining commercial	129,167	321	129,488	128,046	321	128,367
Mortgage	37,295	74	37,369	36,722	75	36,797
Installment	5,941	20	5,961	6,533	21	6,554
Residential real estate:
Commercial	411,314	1,007	412,321	410,571	1,014	411,585
Mortgage	1,207,396	1,733	1,209,129	1,210,819	1,469	1,212,288
HELOC	209,260	784	210,044	211,415	769	212,184
Installment	21,734	82	21,816	22,638	78	22,716
Consumer	979,111	2,896	982,007	967,111	3,032	970,143
Leases	2,817	39	2,856	2,856	14	2,870
Total loans	$5,062,185	$14,200	$5,076,385	$5,068,085	$14,239	$5,082,324
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $10.3 million at March 31, 2016 and $10.4 million at December 31, 2015, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.9 million and $1.7 million have been reclassified to loans at March 31, 2016 and December 31, 2015, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings (TDRs), and loans past due 90 days or more and still accruing by class of loan as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$27,813	$797	$8	$28,618
Commercial real estate	16,556	1,512	—	18,068
Construction real estate:
SEPH commercial land and development	2,043	—	—	2,043
Remaining commercial	4,336	509	—	4,845
Mortgage	6	108	—	114
Installment	21	108	—	129
Residential real estate:
Commercial	24,365	254	—	24,619
Mortgage	20,889	9,691	536	31,116
HELOC	1,653	829	8	2,490
Installment	1,445	608	—	2,053
Consumer	3,498	678	818	4,994
Total loans	$102,625	$15,094	$1,370	$119,089

	December 31, 2015
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$21,676	$8,947	$—	$30,623
Commercial real estate	15,268	2,757	—	18,025
Construction real estate:
SEPH commercial land and development	2,044	—	—	2,044
Remaining commercial	4,162	514	—	4,676
Mortgage	7	110	—	117
Installment	64	114	—	178
Residential real estate:
Commercial	25,063	261	—	25,324
Mortgage	20,378	10,143	851	31,372
HELOC	1,749	873	27	2,649
Installment	1,657	635	4	2,296
Consumer	3,819	734	1,093	5,646
Total loans	$95,887	$25,088	$1,975	$122,950

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
(In thousands)	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$28,610	$28,596	$14	$30,623	$30,595	$28
Commercial real estate	18,068	18,068	—	18,025	18,025	—
Construction real estate:
SEPH commercial land and development	2,043	2,043	—	2,044	2,044	—
Remaining commercial	4,845	4,845	—	4,676	4,676	—
Mortgage	114	—	114	117	—	117
Installment	129	—	129	178	—	178
Residential real estate:
Commercial	24,619	24,619	—	25,324	25,324	—
Mortgage	30,580	—	30,580	30,521	—	30,521
HELOC	2,482	—	2,482	2,622	—	2,622
Installment	2,053	—	2,053	2,292	—	2,292
Consumer	4,176	—	4,176	4,553	—	4,553
Total loans	$117,719	$78,171	$39,548	$120,975	$80,664	$40,311

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of March 31, 2016 and December 31, 2015.

	March 31, 2016			December 31, 2015
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$37,013	$23,192	$—	$32,583	$18,763	$—
Commercial real estate	15,369	15,148	—	15,138	14,916	—
Construction real estate:
SEPH commercial land and development	10,832	2,043	—	10,834	2,044	—
Remaining commercial	2,474	1,497	—	2,506	1,531	—
Residential real estate:
Commercial	22,932	22,806	—	23,798	23,480	—

With an allowance recorded:
Commercial, financial and agricultural	9,496	5,404	2,471	16,155	11,832	1,904
Commercial real estate	2,920	2,920	593	3,195	3,109	381
Construction real estate:
Remaining commercial	3,348	3,348	1,456	3,145	3,145	1,356
Residential real estate:
Commercial	2,155	1,813	410	1,951	1,844	550
Total	$106,539	$78,171	$4,930	$109,305	$80,664	$4,191

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2016 and December 31, 2015, there were $24.0 million and $24.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.4 million and $4.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves of $4.9 million and $4.2 million related to loans individually evaluated for impairment at March 31, 2016 and December 31, 2015, respectively. These loans with specific reserves had a recorded investment of $13.5 million and $19.9 million as of March 31, 2016 and December 31, 2015, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(In thousands)	Recorded Investment as of March 31, 2016	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of March 31, 2015	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,596	$29,858	$238	$20,571	$19,876	$131
Commercial real estate	18,068	17,100	180	16,900	18,977	163
Construction real estate:
SEPH commercial land and development	2,043	2,043	—	2,077	2,077	8
Remaining commercial	4,845	4,771	13	5,725	5,697	5
Residential real estate:
Commercial	24,619	24,897	1,965	25,219	25,373	255
Total	$78,171	$78,669	$2,396	$70,492	$72,000	$562

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015 by class of loan.

	March 31, 2016
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing*	Total Past Due	Total Current	Total Recorded Investment
Commercial, financial and agricultural	$177	$7,926	$8,103	$936,970	$945,073
Commercial real estate	570	1,853	2,423	1,115,855	1,118,278
Construction real estate:
SEPH commercial land and development	—	2,043	2,043	—	2,043
Remaining commercial	—	139	139	129,349	129,488
Mortgage	52	—	52	37,317	37,369
Installment	158	18	176	5,785	5,961
Residential real estate:
Commercial	498	10,296	10,794	401,527	412,321
Mortgage	10,369	9,857	20,226	1,188,903	1,209,129
HELOC	521	669	1,190	208,854	210,044
Installment	292	181	473	21,343	21,816
Consumer	7,352	2,641	9,993	972,014	982,007
Leases	—	—	—	2,856	2,856
Total loans	$19,989	$35,623	$55,612	$5,020,773	$5,076,385
* Includes $1.4 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.

	December 31, 2015
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing*	Total Past Due	Total Current	Total Recorded Investment
Commercial, financial and agricultural	$670	$7,536	$8,206	$950,958	$959,164
Commercial real estate	142	530	672	1,116,940	1,117,612
Construction real estate:
SEPH commercial land and development	—	2,044	2,044	—	2,044
Remaining commercial	165	84	249	128,118	128,367
Mortgage	63	7	70	36,727	36,797
Installment	200	46	246	6,308	6,554
Residential real estate:
Commercial	325	19,521	19,846	391,739	411,585
Mortgage	10,569	8,735	19,304	1,192,984	1,212,288
HELOC	487	186	673	211,511	212,184
Installment	426	318	744	21,972	22,716
Consumer	11,458	3,376	14,834	955,309	970,143
Leases	—	—	—	2,870	2,870
Total loans	$24,505	$42,383	$66,888	$5,015,436	$5,082,324
* Includes $2.0 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2016 and December 31, 2015 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2016 and December 31, 2015 for all commercial loans:

	March 31, 2016
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$4,685	$272	$28,610	$911,506	$945,073
Commercial real estate *	14,156	3,052	18,068	1,083,002	1,118,278
Construction real estate:
SEPH commercial land and development	—	—	2,043	—	2,043
Remaining commercial	1,820	121	4,845	122,702	129,488
Residential real estate:
Commercial	2,438	1,483	24,619	383,781	412,321
Leases	—	—	—	2,856	2,856
Total commercial loans	$23,099	$4,928	$78,185	$2,503,847	$2,610,059
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2015
(In thousands)	5 Rated	6 Rated	Impaired	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$4,392	$347	$30,623	$923,802	$959,164
Commercial real estate *	14,880	3,417	18,025	1,081,290	1,117,612
Construction real estate:
SEPH commercial land and development	—	—	2,044	—	2,044
Remaining commercial	2,151	122	4,676	121,418	128,367
Residential real estate:
Commercial	3,280	386	25,324	382,595	411,585
Leases	—	—	—	2,870	2,870
Total Commercial Loans	$24,703	$4,272	$80,692	$2,511,975	$2,621,642
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings ("TDRs")

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. A court's discharge of a borrower's debt in a Chapter 7 bankruptcy is considered a concession when the borrower does not reaffirm the discharged debt. Certain loans which were modified during the three-month periods ended March 31, 2016 and March 31, 2015 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. The TDR classification was removed on $806,000 of loans during the three-month period ended March 31, 2016. The TDR classification was not removed on any loans during the three-month period ended March 31, 2015.

At March 31, 2016 and December 31, 2015, there were $49.4 million and $41.1 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2016 and December 31, 2015, $35.9 million and $19.1 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2016 and December 31, 2015, there were $15.1 million and $25.1 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At March 31, 2016 and December 31, 2015, Park had commitments to lend $2.7 million and $2.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at March 31, 2016 and December 31, 2015 was $2.6 million and $2.3 million, respectively. Modifications made in 2015 and 2016 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $25,000 and $857,000 were recorded during the three-month periods ended March 31, 2016 and 2015, respectively, as a result of TDRs identified in the respective period.

The terms of certain other loans were modified during the three-month periods ended March 31, 2016 and 2015 that did not meet the definition of a TDR. There were no modified substandard commercial loans which did not meet the definition of a TDR at March 31, 2016. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2015 of $131,000. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $2.0 million and $4.5 million, as of March 31, 2016 and 2015, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2016 and 2015, as well as the recorded investment of these contracts at March 31, 2016 and 2015. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended March 31, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$131	$716	$847
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	617	617
Mortgage	5	99	217	316
HELOC	6	64	122	186
Installment	—	—	—	—
Consumer	64	52	511	563
Total loans	84	$346	$2,183	$2,529

	Three Months Ended March 31, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	13	$398	$597	$995
Commercial real estate	6	—	1,314	1,314
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	1	—	21	21
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	513	513
Mortgage	7	328	206	534
HELOC	10	193	108	301
Installment	—	—	—	—
Consumer	66	29	463	492
Total loans	106	$948	$3,222	$4,170

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2016, $922,000 were on nonaccrual status as of December 31, 2015. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2015, $1.1 million were on nonaccrual status as of December 31, 2014.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2016 and 2015, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$1	3	$70
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	90	—	—
Mortgage	8	516	13	689
HELOC	—	—	—	—
Installment	1	25	1	8
Consumer	44	463	47	349
Leases	—	—	—	—
Total loans	55	$1,095	64	$1,116

Of the $1.1 million in modified TDRs which defaulted during the three months ended March 31, 2016, $37,000 were accruing loans and $1.1 million were nonaccrual loans. Of the $1.1 million in modified TDRs which defaulted during the three months ended March 31, 2015, there were no accruing loans.

Note 4 – Allowance for Loan Losses

The allowance for loan losses is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report.

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

Management extended the historical loss period to six years in 2014 and seven years in 2015. Due to the same factors that management considered in 2013, management has continued to apply more weight to the 2009 through 2011 periods compared to the 2012 through 2015 periods.

The activity in the allowance for loan losses for the three months ended March 31, 2016 and March 31, 2015 is summarized below.

	Three Months Ended March 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	274	1	—	747	2,379	—	3,401
Recoveries	427	218	939	471	890	—	2,945
Net (recoveries)/charge-offs	(153)	(217)	(939)	276	1,489	—	456
Provision/(recovery)	393	38	(816)	150	1,145	—	910
Ending balance	$14,240	$9,452	$8,687	$13,388	$11,180	$1	$56,948

	Three Months Ended March 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	352	130	—	422	2,514	—	3,418
Recoveries	291	674	285	924	666	2	2,842
Net charge-offs/(recoveries)	61	(544)	(285)	(502)	1,848	(2)	576
Provision/(recovery)	703	(56)	(182)	(762)	1,931	(2)	1,632
Ending balance	$11,361	$9,296	$8,755	$14,512	$11,484	$—	$55,408

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2016 and December 31, 2015, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2016 and December 31, 2015, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report).

The composition of the allowance for loan losses at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$2,471	$593	$1,456	$410	$—	$—	$4,930
Collectively evaluated for impairment	11,769	8,859	7,231	12,978	11,180	1	52,018
Total ending allowance balance	$14,240	$9,452	$8,687	$13,388	$11,180	$1	$56,948

Loan balance:
Loans individually evaluated for impairment	$28,551	$18,062	$6,886	$24,618	$—	$—	$78,117
Loans collectively evaluated for impairment	912,930	1,096,564	167,560	1,825,086	979,111	2,817	4,984,068
Total ending loan balance	$941,481	$1,114,626	$174,446	$1,849,704	$979,111	$2,817	$5,062,185

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	8.65%	3.28%	21.14%	1.67%	—%	—%	6.31%
Loans collectively evaluated for impairment	1.29%	0.81%	4.32%	0.71%	1.14%	0.04%	1.04%
Total	1.51%	0.85%	4.98%	0.72%	1.14%	0.04%	1.12%

Recorded investment:
Loans individually evaluated for impairment	$28,596	$18,068	$6,888	$24,619	$—	$—	$78,171
Loans collectively evaluated for impairment	916,477	1,100,210	167,973	1,828,691	982,007	2,856	4,998,214
Total ending recorded investment	$945,073	$1,118,278	$174,861	$1,853,310	$982,007	$2,856	$5,076,385

	December 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,904	$381	$1,356	$550	$—	$—	$4,191
Collectively evaluated for impairment	11,790	8,816	7,208	12,964	11,524	1	52,303
Total ending allowance balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494

Loan balance:
Loans individually evaluated for impairment	$30,545	$18,015	$6,716	$25,323	$—	$—	$80,599
Loans collectively evaluated for impairment	925,182	1,095,588	166,629	1,830,120	967,111	2,856	4,987,486
Total ending loan balance	$955,727	$1,113,603	$173,345	$1,855,443	$967,111	$2,856	$5,068,085

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	6.23%	2.11%	20.19%	2.17%	—%	—%	5.20%
Loans collectively evaluated for impairment	1.27%	0.80%	4.33%	0.71%	1.19%	0.04%	1.05%
Total	1.43%	0.83%	4.94%	0.73%	1.19%	0.04%	1.11%

Recorded investment:
Loans individually evaluated for impairment	$30,595	$18,025	$6,720	$25,324	$—	$—	$80,664
Loans collectively evaluated for impairment	928,569	1,099,587	167,042	1,833,449	970,143	2,870	5,001,660
Total ending recorded investment	$959,164	$1,117,612	$173,762	$1,858,773	$970,143	$2,870	$5,082,324

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amount of foreclosed properties held at March 31, 2016 and December 31, 2015 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2016	December 31, 2015
OREO:
Commercial real estate	$8,295	$8,333
Construction real estate	7,116	7,259
Residential real estate	2,334	3,059
Total OREO	17,745	$18,651

Loans in process of foreclosure:
Residential real estate	$2,559	$2,021

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2016	2015
Numerator:
Net income available to common shareholders	$18,686	$19,044
Denominator:
Weighted-average common shares outstanding	15,330,813	15,379,170
Effect of dilutive performance-based restricted stock units	75,695	42,758
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,406,508	15,421,928
Earnings per common share:
Basic earnings per common share	$1.22	$1.24
Diluted earnings per common share	$1.21	$1.23

Park awarded 41,550 and 23,025 performance-based restricted stock units ("PBRSUs") to certain employees during the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, 86,100 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the PBRSUs was the addition of 75,695 and 42,758 common shares for the three months ended March 31, 2016 and 2015, respectively.

Park repurchased no common shares during the three months ended March 31, 2016. Park repurchased 21,500 common shares during the three months ended March 31, 2015 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions).

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

	Operating Results for the three months ended March 31, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$57,155	$1,504	$1,161	$(1)	$59,819
Provision for (recovery of) loan losses	1,533	527	(1,150)	—	910
Other income	17,223	—	34	132	17,389
Other expense	41,360	3,798	1,404	3,337	49,899
Income (loss) before income taxes	$31,485	$(2,821)	$941	$(3,206)	$26,399
Federal income taxes (benefit)	9,741	(985)	329	(1,372)	7,713
Net income (loss)	$21,744	$(1,836)	$612	$(1,834)	$18,686

Assets (as of March 31, 2016)	$7,347,378	$34,637	$34,592	$11,578	$7,428,185

	Operating Results for the three months ended March 31, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$53,821	$1,692	$(88)	$110	$55,535
Provision for (recovery of) loan losses	2,022	495	(885)	—	1,632
Other income	18,012	2	760	99	18,873
Other expense	41,932	779	1,098	1,911	45,720
Income (loss) before income taxes	$27,879	$420	$459	$(1,702)	$27,056
Federal income taxes (benefit)	8,720	139	161	(1,008)	8,012
Net income (loss)	$19,159	$281	$298	$(694)	$19,044

Assets (as of March 31, 2015)	$7,212,490	$38,569	$43,513	$9,427	$7,303,999

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2016 and 2015. The reconciling amounts for consolidated total assets for the periods ended March 31, 2016 and 2015 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2016 and December 31, 2015, respectively, Park had approximately $11.5 million and $7.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $11.3 million and $7.2 million at March 31, 2016 and December 31, 2015, respectively. The gain expected upon sale was $180,000 and $95,000 at March 31, 2016 and December 31, 2015, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2016 or December 31, 2015.

During the three-month period ended March 31, 2015, Park transferred to held for sale and sold certain commercial loans previously held for investment, with a book balance of $144,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold during the three months ended March 31, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month periods ended March 31, 2016 and 2015, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$421,897	$201	$888	$421,210
U.S. Government sponsored entities' asset-backed securities	931,644	18,026	1,319	948,351
Other equity securities	1,120	1,502	—	2,622
Total	$1,354,661	$19,729	$2,207	$1,372,183

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$96,129	$1,896	$68	$97,957
Obligations of states and political subdivisions	75,144	1,438	$11	76,571
Total	$171,273	$3,334	$79	$174,528

Securities with unrealized losses at March 31, 2016, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$204,466	$535	$66,544	$353	$271,010	$888
U.S. Government sponsored entities' asset-backed securities	60,516	141	$111,585	1,178	$172,101	1,319
Total	$264,982	$676	$178,129	$1,531	$443,111	$2,207
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,784	$68	$7,784	$68
Obligations of states and political subdivisions	2,369	$11	—	—	$2,369	11
Total	$2,369	$11	$7,784	$68	$10,153	$79

Investment securities at December 31, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$527,605	$—	$5,542	$522,063
U.S. Government sponsored entities' asset-backed securities	907,989	8,776	5,272	911,493
Other equity securities	1,120	1,590	—	2,710
Total	$1,436,714	$10,366	$10,814	$1,436,266

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$48,190	$734	$—	$48,924
U.S. Government sponsored entities' asset-backed securities	101,112	1,526	134	102,504
Total	$149,302	$2,260	$134	$151,428

Securities with unrealized losses at December 31, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$326,973	$2,117	$195,090	$3,425	$522,063	$5,542
U.S. Government sponsored entities' asset-backed securities	384,169	2,776	114,543	2,496	498,712	5,272
Total	$711,142	$4,893	$309,633	$5,921	$1,020,775	$10,814
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,656	$10	$7,792	$124	$13,448	$134

Management does not believe any of the unrealized losses at March 31, 2016 or December 31, 2015 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2016, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
U.S. Treasury and sponsored entities' obligations:
Due one through five years	$320,000	319,717	1.18%
Due five through ten years	101,897	101,493	2.33%
Total	$421,897	$421,210	1.46%

U.S. Government sponsored entities' asset-backed securities:	$931,644	$948,351	2.20%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of state and political subdivisions:
Due over ten years	$75,144	$76,571	4.54%
Total	$75,144	$76,571	4.54%

U.S. Government sponsored entities' asset-backed securities	$96,129	$97,957	3.34%

Approximately $421.9 million of Park’s securities shown in the table above as U.S. Treasury and other U.S. Government sponsored entities' notes are callable notes. These callable securities have final maturities of 1 to 7 years. Of the $421.9 million reported at March 31, 2016, $150.0 million were expected to be called. The remaining average life of the investment portfolio is estimated to be 3.9 years.

There were no sales of investment securities during the three-month periods ended March 31, 2016 or 2015.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	March 31, 2016	December 31, 2015
(In thousands)
Federal Home Loan Bank stock	$50,086	$50,086
Federal Reserve Bank stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be issued and delivered in connection with grants under the 2013 Incentive Plan. The common shares to be issued and delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At March 31, 2016, 483,000 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. On December 16, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 23,025 PBRSUs to certain employees of Park, which grants were effective on January 2, 2015. On December 7, 2015, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 41,550 PBRSUs to certain employees of Park, which grants were effective on January 1, 2016. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting. As of March 31, 2016, 450 PBRSUs have been forfeited.

Share-based compensation expense of $468,000 and $259,000 was recognized for the three-month periods ended March 31, 2016 and 2015, respectively. Park expects to recognize additional share-based compensation expense of approximately $621,000 through the first quarter of 2018 related to PBRSUs granted in 2014, approximately $1.2 million through the first quarter of 2019 related to PBRSUs granted in 2015 and approximately $3.1 million through the first quarter of 2020 related to PBRSUs granted in 2016.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month periods ended March 31, 2016 and 2015.

The following table shows the components of net periodic benefit income:

	Three Months Ended March 31,
(In thousands)	2016	2015
Service cost	$1,264	$1,342
Interest cost	1,217	1,174
Expected return on plan assets	(2,737)	(2,855)
Amortization of prior service cost	—	4
Recognized net actuarial loss	193	159
Net periodic benefit (income)/expense	$(63)	$(176)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.27 billion at March 31, 2016, $1.28 billion at December 31, 2015 and $1.26 billion at March 31, 2015. At March 31, 2016, $4.9 million of the sold mortgage loans were sold with recourse, compared to $5.4 million at December 31, 2015 and $6.3 million at March 31, 2015. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2016 and December 31, 2015, management had established reserves of $278,000 and $454,000, respectively, to account for expected loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2016	2015
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,008	$8,613
Additions	316	313
Amortization	(375)	(392)
Changes in valuation allowance	—	(222)
Carrying amount, net, end of period	$8,949	$8,312

Valuation allowance:
Beginning of period	$542	$826
Changes in valuation allowance	—	222
End of period	$542	$1,048

Servicing fees included in other service income were $0.8 million for each of the three months ended March 31, 2016 and 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$421,210	$—	$421,210
U.S. Government sponsored entities’ asset-backed securities	—	948,351	—	948,351
Equity securities	1,809	—	813	2,622
Mortgage loans held for sale	—	11,517	—	11,517
Mortgage IRLCs	—	180	—	180

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$522,063	$—	$522,063
U.S. Government sponsored entities’ asset-backed securities	—	911,493	—	911,493
Equity securities	1,941	—	769	2,710
Mortgage loans held for sale	—	7,306	—	7,306
Mortgage IRLCs	—	165	—	165

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The table below is a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2016 and 2015

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	44	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at March 31, 2016	$813	$(226)

Balance at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(37)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at March 31, 2015	$739	$(226)

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

Fair Value Measurements at March 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,370	$3,370
Construction real estate:
SEPH commercial land and development	—	—	2,043	2,043
Remaining commercial	—	—	1,976	1,976
Residential real estate	—	—	1,811	1,811
Total impaired loans recorded at fair value	$—	$—	$9,200	$9,200

Mortgage servicing rights	$—	$2,470	$—	$2,470

OREO:
Commercial real estate	—	—	3,297	3,297
Construction real estate	—	—	3,345	3,345
Residential real estate	—	—	2,000	2,000
Total OREO	$—	$—	$8,642	$8,642

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,698	$3,698
Construction real estate:
SEPH commercial land and development	—	—	2,044	2,044
Remaining commercial	—	—	1,872	1,872
Residential real estate	—	—	1,882	1,882
Total impaired loans recorded at fair value	$—	$—	$9,496	$9,496

Mortgage servicing rights	$—	$1,867	$—	$1,867

OREO:
Commercial real estate	—	—	2,796	2,796
Construction real estate	—	—	3,387	3,387
Residential real estate	—	—	2,332	2,332
Total OREO	$—	$—	$8,515	$8,515

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

	March 31, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$11,660	$10,463	$2,460	$9,200
Remaining impaired loans	66,511	17,959	2,470	64,041
Total impaired loans	$78,171	$28,422	$4,930	$73,241

	December 31, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$11,783	$10,512	$2,287	$9,496
Remaining impaired loans	68,881	18,193	1,904	66,977
Total impaired loans	$80,664	$28,705	$4,191	$76,473

The expense from credit adjustments related to impaired loans carried at fair value during the three-month periods ended March 31, 2016 and 2015 was $0.6 million and $1.0 million, respectively.

MSRs totaled $8.9 million at March 31, 2016. Of this $8.9 million MSR carrying balance, $2.5 million was recorded at fair value and included a valuation allowance of $0.5 million. The remaining $6.4 million was recorded at cost, as the fair value of the MSRs exceeded cost at March 31, 2016. At December 31, 2015, MSRs totaled $9.0 million. Of this $9.0 million MSR carrying balance, $1.9 million was recorded at fair value and included a valuation allowance of $0.5 million. The remaining $7.1 million was recorded at cost, as the fair value exceeded cost at December 31, 2015. There was no income or expense related to MSRs carried at fair value during the three-month period ended March 31, 2016. The expense related to MSRs carried at fair value during the three-month period ended March 31, 2015 was $0.2 million.

Total OREO held by Park at March 31, 2016 and December 31, 2015 was $17.7 million and $18.7 million, respectively. Approximately 49% of OREO held by Park at March 31, 2016 and 46% of OREO held at December 31, 2015 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2016 and December 31, 2015, OREO held at fair value, less estimated selling costs, amounted to $8.6 million and $8.5 million, respectively. The net expense related to OREO fair value adjustments was $0.1 million and $0.3 million for the three-month periods ended March 31, 2016 and 2015, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and December 31, 2015:

March 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,370	Sales comparison approach	Adj to comparables	0.0% - 45.9% (15.8%)
		Income approach	Capitalization rate	7.0% - 13.3% (10.0%)
		Cost approach	Accumulated depreciation	20.0% - 50.0% (46.3%)

Construction real estate:
SEPH commercial land and development	$2,043	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.1%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$1,976	Sales comparison approach	Adj to comparables	0.0% - 25.3% (1.0%)
		Bulk sale approach	Discount rate	10.0% - 10.7% (10.0%)

Residential real estate	$1,811	Sales comparison approach	Adj to comparables	0.0% - 45.0% (14.2%)
		Income approach	Capitalization rate	3.8% - 10.1% (9.4%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Other real estate owned:
Commercial real estate	$3,297	Sales comparison approach	Adj to comparables	0.0% - 71.0% (23.1%)
		Income approach	Capitalization rate	9.5% (9.5%)

Construction real estate	$3,345	Sales comparison approach	Adj to comparables	0.0% - 85.0% (24.4%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,000	Sales comparison approach	Adj to comparables	0.1% - 61.8% (22.9%)

Balance at December 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,698	Sales comparison approach	Adj to comparables	0.0% - 45.9% (20.3%)
		Income approach	Capitalization rate	7.0% - 13.3% (9.5%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Construction real estate:
SEPH commercial land and development	$2,044	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.1%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$1,872	Sales comparison approach	Adj to comparables	0.0% - 25.3% (1.0%)
		Bulk sale approach	Discount rate	10.0% - 10.7% (10.0%)

Residential real estate	$1,882	Sales comparison approach	Adj to comparables	0.0% - 96.7% (12.5%)
		Income approach	Capitalization rate	3.8% - 10.1% (9.1%)
		Cost approach	Accumulated depreciation	33.3% - 50.0% (43.4%)

Other real estate owned:
Commercial real estate	$2,796	Sales comparison approach	Adj to comparables	2.0% - 71.0% (26.9%)
		Income approach	Capitalization rate	9.5% (9.5%)

Construction real estate	$3,387	Sales comparison approach	Adj to comparables	0.0% - 85.0% (24.3%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,332	Sales comparison approach	Adj to comparables	0.1% - 61.8% (23.0%)

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

Deposit liabilities: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and money market accounts) are, by definition, equal to the amounts payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

The fair value of financial instruments at March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$317,903	$317,903	$—	$—	$317,903
Investment securities	1,543,456	1,809	1,544,089	813	1,546,711
Accrued interest receivable - securities	3,215	—	3,215	—	3,215
Accrued interest receivable - loans	14,200	—	—	14,200	14,200

Loans held for sale	11,517	—	11,517	—	11,517
Mortgage IRLCs	180	—	180	—	180
Impaired loans carried at fair value	9,200	—	—	9,200	9,200
Other loans, net	4,984,340	—	—	4,966,414	4,966,414
Loans receivable, net	$5,005,237	$—	$11,697	$4,975,614	$4,987,311

Financial liabilities:
Noninterest bearing checking accounts	$1,360,605	$1,360,605	$—	$—	$1,360,605
Interest bearing transactions accounts	1,282,606	1,282,606	—	—	1,282,606
Savings accounts	1,699,746	1,699,746	—	—	1,699,746
Time deposits	1,261,105	—	1,267,335	—	1,267,335
Other	2,728	2,728	—	—	2,728
Total deposits	$5,606,790	$4,345,685	$1,267,335	$—	$5,613,020

Short-term borrowings	$219,643	$—	$219,643	$—	$219,643
Long-term debt	739,636	—	779,209	—	779,209
Subordinated debentures/notes	45,000	—	40,983	—	40,983
Accrued interest payable – deposits	1,024	69	955	—	1,024
Accrued interest payable – debt/borrowings	1,349	6	1,343	—	1,349

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$149,459	$149,459	$—	$—	$149,459
Investment securities	1,585,568	1,941	1,584,984	769	1,587,694
Accrued interest receivable - securities	4,436	—	4,436	—	4,436
Accrued interest receivable - loans	14,239	—	—	14,239	14,239

Loans held for sale	7,306	—	7,306	—	7,306
Mortgage IRLCs	165	—	165	—	165
Impaired loans carried at fair value	9,496	—	—	9,496	9,496
Other loans, net	4,994,624	—	—	4,997,318	4,997,318
Loans receivable, net	$5,011,591	$—	$7,471	$5,006,814	$5,014,285

Financial liabilities:
Noninterest bearing checking accounts	$1,404,032	$1,404,032	$—	$—	$1,404,032
Interest bearing transactions accounts	1,107,200	1,107,200	—	—	1,107,200
Savings accounts	1,544,708	1,544,708	—	—	1,544,708
Time deposits	1,290,412	—	1,295,329	—	1,295,329
Other	1,290	1,290	—	—	1,290
Total deposits	$5,347,642	$4,057,230	$1,295,329	$—	$5,352,559

Short-term borrowings	$394,242	$—	$394,242	$—	$394,242
Long-term debt	738,105	—	771,420	—	771,420
Subordinated debentures/notes	45,000	—	41,596	—	41,596
Accrued interest payable – deposits	987	66	921	—	987
Accrued interest payable – debt/borrowings	1,351	4	1,347	—	1,351

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month periods ended March 31, 2016 and 2015:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at December 31, 2015	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	11,680	11,680
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	11,680	11,680
Ending balance at March 31, 2016	$(15,351)	$11,388	$(3,963)

Beginning balance at December 31, 2014	$(14,865)	$1,257	$(13,608)
Other comprehensive income before reclassifications	—	7,859	7,859
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	7,859	7,859
Ending balance at March 31, 2015	$(14,865)	$9,116	$(5,749)

During the three-month periods ended March 31, 2016 and March 31, 2015, there were no reclassifications out of accumulated other comprehensive income.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital, help create affordable housing opportunities, and to assist the Company to achieve our goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	December 31, 2015
Affordable housing tax credit investments	$49,411	$51,247
Unfunded commitments	17,464	20,311

During the three months ended March 31, 2016 and 2015, Park recognized amortization expense of $1.8 million and $1.7 million, respectively, which was included within the provision for income taxes. Additionally, during each of the three months ended March 31, 2016 and 2015, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million.
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

At March 31, 2016 and December 31, 2015, Park's repurchase agreement borrowings totaled $520 million and $554 million, respectively. At both March 31, 2016 and December 31, 2015, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $563 million and $622 million at March 31, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2016 and December 31, 2015, Park had $470 million and $585 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at March 31, 2016 and December 31, 2015:

	March 31, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$214,500	$1,883	$—	$303,260	$519,643

	December 31, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$247,618	$2,239	$—	$304,385	$554,242

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $8.6 million and $9.8 million remained unamortized as of March 31, 2016 and December 31, 2015, respectively.

Note 18 – Contingent Liabilities

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes accruals for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims.

As of March 31, 2016, the Company had accrued charges of approximately $4.5 million for legal contingencies related to various proceedings. In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses for current legal and other adversary proceedings is from $800,000 to approximately $10.6 million at March 31, 2016. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that certain proceedings are currently in preliminary stages), the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Actual liabilities may exceed the amounts accrued, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquires; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Comparison of Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Summary Discussion of Results

Net income for the three months ended March 31, 2016 was $18.7 million, compared to $19.0 million for the first quarter of 2015. Diluted earnings per common share were $1.21 for the first quarter of 2016, compared to $1.23 for the first quarter of 2015. Weighted average diluted common shares outstanding were 15,406,508 for the three months ended March 31, 2016, compared to 15,421,928 weighted average diluted common shares for the first quarter of 2015.

Financial Results by segment

The table below reflects the net income (loss) by segment for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q1 2016	Q1 2015	2015	2014
PNB	$21,744	$19,159	$84,345	$82,907
GFSC	(1,836)	281	1,423	1,175
Parent Company	(1,834)	(694)	(4,549)	(5,050)
Ongoing operations	$18,074	$18,746	$81,219	$79,032
SEPH	612	298	(207)	4,925
Total Park	$18,686	$19,044	$81,012	$83,957

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q1 2016	Q1 2015	2015	2014
Net interest income	$57,155	$53,821	$220,879	$218,641
Provision for loan losses	1,533	2,022	7,665	3,517
Other income	17,223	18,012	75,188	69,384
Other expense	41,360	41,932	167,476	163,641
Income before income taxes	$31,485	$27,879	$120,926	$120,867
Federal income taxes	9,741	8,720	36,581	37,960
Net income	$21,744	$19,159	$84,345	$82,907

Net interest income of $57.2 million for the three months ended March 31, 2016 represented a $3.3 million, or 6.2%, increase, compared to $53.8 million for the three months ended March 31, 2015. The increase was due to a $241 million, or 5.1%, increase in average loans from $4.8 billion at March 31, 2015 to $5.0 billion at March 31, 2016, along with a 5 basis point increase in the yield on loans from 4.56% to 4.61%. Included in interest income for the three months ended March 31, 2016 is $561,000 in income related to PNB participations in legacy Vision Bank ("Vision") assets.
The provision for loan losses of $1.5 million for the three months ended March 31, 2016 represented a decrease of $489,000, compared to $2.0 million for the same period in 2015. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.

Other income of $17.2 million for the three months ended March 31, 2016 represented a $789,000, or 4.4%, decrease, compared to $18.0 million for the same period in 2015. The $789,000 decrease was primarily due to income of $791,000 related to proceeds from the death benefits paid from a bank owned life insurance policy in 2015 and a decrease of $774,000 in gain on sale of OREO, net and other OREO income.  These items were offset by a $272,000 increase in other service income primarily related to mortgage loan originations, a $258,000 increase in miscellaneous income and a $201,000 increase in income from fiduciary activities.

Other expense of $41.4 million for the three months ended March 31, 2016 represented a decrease of $572,000, or 1.4%, compared to $41.9 million for the same period in 2015. The $572,000 decrease was primarily related to a decrease of $1.1 million related to employee benefits expense and a reduction in expenses as $1.1 million was recognized in the first quarter of 2015 related to a prepayment penalty on borrowings and a contract termination fee, offset by a $461,000 increase in salary expense, a $587,000 increase in furniture and equipment expense, and an $823,000 increase in professional fees and services.

PNB results for the three months ended March 31, 2016 and 2015 and for the fiscal year ended December 31, 2015 included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense is detailed in the table below:

	1Q 2016			1Q 2015			2015
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$57,155	$561	$56,594	$53,821	$60	$53,761	$220,879	$241	$220,638
Provision for (recovery of) loan losses	1,533	(5)	1,538	2,022	(541)	2,563	7,665	(1,453)	9,118
Other income	17,223	(202)	17,425	18,012	406	17,606	75,188	1,225	73,963
Other expense	41,360	221	41,139	41,932	235	41,697	167,476	700	166,776
Income before income taxes	$31,485	$143	$31,342	$27,879	$772	$27,107	$120,926	$2,219	$118,707
Federal income tax expense	9,741	44	9,697	8,720	241	8,479	36,581	671	35,910
Net income	$21,744	$99	$21,645	$19,159	$531	$18,628	$84,345	$1,548	$82,797
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The impact of Vision Bank participations includes: interest income, net recoveries from loans previously charged off, net gains on the sale of OREO, other OREO income, gains on the sale of loans and other expenses.

The table below provides certain balance sheet information and financial ratios for PNB as of March 31, 2016, December 31, 2015 and March 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015	% change from 12/31/15	% change from 03/31/15
Loans	$5,023,659	$5,029,072	$4,786,901	(0.11)%	4.95%
Allowance for loan losses	54,646	54,453	53,141	0.35%	2.83%
Net loans	4,969,013	4,974,619	4,733,760	(0.11)%	4.97%
Investment securities	1,599,598	1,641,539	1,454,895	(2.55)%	9.95%
Total assets	7,347,378	7,229,764	7,212,490	1.63%	1.87%
Average assets (1)	7,325,133	7,219,898	7,118,563	1.46%	2.90%
Efficiency ratio	55.28%	56.42%	58.24%	(2.02)%	(5.08)%
Return on average assets (2)	1.19%	1.17%	1.09%	1.71%	9.17%
(1) Average assets for the three months ended March 31, 2016 and 2015, and for the fiscal year ended December 31, 2015.
(2) Annualized for the three months ended March 31, 2016 and 2015.

PNB's allowance for loan losses increased by $193,000, or 0.35%, to $54.6 million at March 31, 2016, compared to $54.5 million at December 31, 2015. Net charge-offs were $1.3 million, or an annualized 0.11% of total average loans, for the three months ended March 31, 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q1 2016	Q1 2015	2015	2014
Net interest income	$1,504	$1,692	$6,588	$7,457
Provision for loan losses	527	495	1,415	1,544
Other income (loss)	—	2	2	(1)
Other expense	3,798	779	2,984	4,103
Income (loss) before income taxes	$(2,821)	$420	$2,191	$1,809
Federal income taxes (benefit)	(985)	139	768	634
Net income (loss)	$(1,836)	$281	$1,423	$1,175

The increase in other expense during the first quarter of 2016 compared to the same period in 2015 primarily relates to an accrual for ongoing legal proceedings.

The table below provides certain balance sheet information and financial ratios for GFSC as of March 31, 2016, December 31, 2015 and March 31, 2015.

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015	% change from 12/31/15	% change from 03/31/15
Loans	$33,798	$35,469	$38,901	(4.71)%	(13.12)%
Allowance for loan losses	2,302	2,041	2,267	12.79%	1.54%
Net loans	31,496	33,428	36,634	(5.78)%	(14.03)%
Total assets	34,637	35,793	38,569	(3.23)%	(10.19)%
Average assets (1)	35,372	37,675	39,661	(6.11)%	(10.81)%
Return on average assets (2)	N.M.	3.78%	2.87%	N.M.	N.M.
(1) Average assets for the three months ended March 31, 2016 and 2015, and for the fiscal year ended December 31, 2015.
(2) Annualized for the three months ended March 31, 2016 and 2015.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q1 2016	Q1 2015	2015	2014
Net interest (expense) income	$(1)	$110	$239	$(2,012)
Provision for loan losses	—	—	—	—
Other income	132	99	513	175
Other expense	3,337	1,911	9,972	8,000
Loss before income tax benefit	$(3,206)	$(1,702)	$(9,220)	$(9,837)
Federal income tax benefit	(1,372)	(1,008)	(4,671)	(4,787)
Net loss	$(1,834)	$(694)	$(4,549)	$(5,050)

The net interest (expense) income for Park's parent company included, for all periods presented, interest income on loans to SEPH and on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. Additionally, net interest (expense) income included, for all periods presented, interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012. Results for the fiscal year ended December 31, 2014 included, in addition to the items previously discussed, interest expense related to the $35.25 million of 10% Subordinated Notes due December 23, 2019 issued by Park to accredited investors on December 23, 2009. Park paid off the $35.25 million outstanding principal amount of the 10% Subordinated Notes due December 23, 2019, plus accrued interest, on December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009.

Other expense of $3.3 million for the three months ended March 31, 2016 represented an increase of $1.4 million or 74.6%, compared to $1.9 million for the three months ended March 31, 2015. The $1.4 million increase was primarily related to an increase of $0.6 million in professional fees and services, an increase of $0.5 million in miscellaneous other expense and an increase of $237,000 in employee benefit expense.

SEPH

The table below reflects SEPH's net income (loss) for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q1 2016	Q1 2015	2015	2014
Net interest income (expense)	$1,161	$(88)	$(74)	$958
Recovery of loan losses	(1,150)	(885)	(4,090)	(12,394)
Other income	34	760	1,848	5,991
Other expense	1,404	1,098	6,182	11,766
Income (loss) before income taxes	$941	$459	$(318)	$7,577
Federal income tax expense (benefit)	329	161	(111)	2,652
Net income (loss)	$612	$298	$(207)	$4,925

SEPH's financial results for the three months ended March 31, 2016 included net recoveries of $1.2 million. The net recoveries during 2016 consisted solely of recoveries from loans previously charged off. The $726,000 decrease in other income for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to a $722,000 gain on the sale of loans in the first quarter of 2015. The $306,000 increase in other expense for the three months ended March 31, 2016 compared to the same period of 2015 was primarily the result of increases in: legal fees of $418,000; management and consulting fees of $145,000; and other OREO expense of $39,000, offset by a $202,000 decrease in expense related to reserves established for potential mortgage loan repurchases.

Legacy Vision assets at SEPH totaled $25.9 million and $26.3 million as of March 31, 2016 and December 31, 2015, respectively. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.8 million at both March 31, 2016 and December 31, 2015.

Park National Corporation

The table below reflects Park's net income for the first quarters of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q1 2016	Q1 2015	2015	2014
Net interest income	$59,819	$55,535	$227,632	$225,044
Provision for (recovery of) loan losses	910	1,632	4,990	(7,333)
Other income	17,389	18,873	77,551	75,549
Other expense	49,899	45,720	186,614	187,510
Income before income taxes	$26,399	$27,056	$113,579	$120,416
Federal income taxes	7,713	8,012	32,567	36,459
Net income	$18,686	$19,044	$81,012	$83,957

Other expense of $49.9 million for the three months ended March 31, 2016 represented an increase of $4.2 million, or 9.1%, compared to $45.7 million for the same period of 2015. The increase was primarily related to an increase of $2.0 million in professional fees and services due to increases in legal and consulting expense, an increase of $2.2 million in miscellaneous other expense, a $581,000 increase in furniture and equipment expense, and a $572,000 increase in salary expense. These increases were offset by a $912,000 decrease in employee benefits expense. The $2.2 million increase in miscellaneous expense was primarily due to a $3.5 million increase in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company, offset by a reduction in expenses as $1.1 million was recognized in the first quarter of 2015 related to a prepayment penalty on borrowings and a contract termination fee.

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarter of 2016 and 2015

Net interest income increased by $4.3 million, or 7.7%, to $59.8 million for the first quarter of 2016, compared to $55.5 million for the first quarter of 2015. See the discussion under the table below.

	Three months ended March 31, 2016		Three months ended March 31, 2015
(In thousands)	Average balance	Tax equivalent yield/cost	Average balance	Tax equivalent yield/cost
Loans	$5,049,327	4.80%	$4,815,358	4.68%
Taxable investments	1,501,768	2.31%	1,480,068	2.57%
Tax exempt investments	49,802	4.63%	—	—%
Money market instruments	217,384	0.51%	341,072	0.25%
Interest earning assets	$6,818,281	4.11%	$6,636,498	3.98%

Interest bearing deposits	$4,171,865	0.31%	$4,066,187	0.31%
Short-term borrowings	288,706	0.23%	271,353	0.20%
Long-term debt	784,108	3.14%	831,358	3.04%
Interest bearing liabilities	$5,244,679	0.73%	$5,168,898	0.74%
Excess interest earning assets	$1,573,602		$1,467,600
Net interest spread		3.38%		3.24%
Net interest margin		3.55%		3.40%

Average interest earning assets for the first quarter of 2016 increased by $182 million, or 2.7%, to $6,818 million, compared to $6,636 million for the first quarter of 2015. The average yield on interest earning assets increased by 13 basis points to 4.11% for the first quarter of 2016, compared to 3.98% for the first quarter of 2015.

Interest income for the first quarter of 2016 included $1.9 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.68%, the yield on interest earning assets was 4.02%, and the net interest margin was 3.46%.

Average interest bearing liabilities for the first quarter of 2016 increased by $76 million, or 1.5%, to $5,245 million, compared to $5,169 million for the first quarter of 2015. The average cost of interest bearing liabilities decreased by 1 basis point to 0.73% for the first quarter of 2016, compared to 0.74% for the first quarter of 2015.

Yield on Loans: Average loan balances increased by $234 million, or 4.9%, to $5,049 million for the first quarter of 2016, compared to $4,815 million for the first quarter of 2015. The average yield on the loan portfolio increased by 12 basis points to 4.80% for the first quarter of 2016, compared to 4.68% for the first quarter of 2015.

	Three months ended March 31, 2016		Three months ended March 31, 2015
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$210,643	4.06%	$215,300	3.94%
Installment and indirect loans	1,003,836	5.47%	935,432	5.64%
Real estate loans	1,240,981	3.78%	1,222,609	3.79%
Commercial loans	2,587,663	5.08%	2,434,673	4.81%
Other	6,204	11.24%	7,344	10.23%
Total loans and leases before allowance	$5,049,327	4.80%	$4,815,358	4.68%

The yield on loans for the first quarter of 2016 was postively impacted by a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.68% for the three months ended March 31, 2016.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the three months ended March 31, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - year	$4,909,579	$1,478,208	$342,997	$6,730,784
Percentage of total earning assets	72.94%	21.96%	5.10%	100.00%
2016 - first three months	$5,049,327	$1,551,570	$217,384	$6,818,281
Percentage of total earning assets	74.06%	22.75%	3.19%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first three months of 2016 was $5,049 million, compared to $4,910 million for all of 2015, an increase of $140 million, or 2.8%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the yield on average interest earning assets for the three months ended March 31, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - first three months	4.80%	2.38%	0.51%	4.11%

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses is the amount added to the allowance for loan and lease losses (ALLL) to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the provision for (recovery of) loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
ALLL, beginning balance	$56,494	$54,352

Net charge-offs (recoveries):
Park's Ohio-based operations	1,606	1,461
SEPH	(1,150)	(885)
Park	456	576

Provision for (recovery of) loan losses:
Park's Ohio-based operations	2,060	2,517
SEPH	(1,150)	(885)
Park	910	1,632

ALLL, ending balance	$56,948	$55,408

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.13%	0.12%
SEPH	(30.80)%	(16.23)%
Park	0.04%	0.05%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at March 31, 2016, December 31, 2015 and March 31, 2015.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Total allowance for loan losses	$56,948	$56,494	$55,408
Specific reserves	4,930	4,191	5,064
General reserves	$52,018	$52,303	$50,344

Total loans	$5,047,177	$5,068,085	$4,811,318
Impaired commercial loans	63,894	80,599	52,260
Non-impaired loans	$4,983,283	$4,987,486	$4,759,058

Total allowance for loan losses to total loans ratio	1.13%	1.11%	1.15%
General reserves as a % of non-impaired loans	1.04%	1.05%	1.06%

As the table above shows, specific reserves were $4.9 million at March 31, 2016, an increase of $739,000, compared to $4.2 million at December 31, 2015. This increase was largely due to the addition of $439,000 in new specific reserves at GFSC. General reserves for Park’s ongoing operations were $52.0 million at March 31, 2016, a decrease of $285,000, compared to $52.3 million at December 31, 2015. The general reserve as a percentage of performing loans was 1.04% at March 31, 2016 and 1.05% at December 31, 2015.

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

The following table compares Park’s nonperforming assets at March 31, 2016, December 31, 2015 and March 31, 2015.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$102,625	$95,887	$95,873
Accruing TDRs	14,999	24,979	16,802
Loans past due 90 days or more	1,336	1,921	1,629
Total nonperforming loans	$118,960	$122,787	$114,304

OREO – PNB	6,846	7,456	10,223
OREO – SEPH	10,899	11,195	16,114
Total nonperforming assets	$136,705	$141,438	$140,641

Percentage of nonaccrual loans to total loans	2.03%	1.89%	1.98%
Percentage of nonperforming loans to total loans	2.35%	2.42%	2.37%
Percentage of nonperforming assets to total loans	2.70%	2.79%	2.91%
Percentage of nonperforming assets to total assets	1.84%	1.93%	1.92%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At March 31, 2016, management deemed it appropriate to have $15.0 million of TDRs on accrual status, while the remaining $49.3 million of TDRs were on nonaccrual status. Accruing TDRs as of March 31, 2016 of $15.0 million represents a $10.0 million decline from $25.0 million as of December 31, 2015. This decline was primarily due to one $7.2 million loan relationship which was classified as an accruing TDR as of December 31, 2015 and was moved to nonaccrual status as of March 31, 2016. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month period ended March 31, 2016, Park removed the TDR classification on $806,000 of loans that met the requirements discussed above. During the three-month period ended March 31, 2015, Park did not remove the TDR classification on any loans as they did not meet the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of March 31, 2016, December 31, 2015 and March 31, 2015 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2015
Nonaccrual loans	$88,351	$81,468	$77,387
Accruing TDRs	14,999	24,979	16,706
Loans past due 90 days or more	1,336	1,921	1,629
Total nonperforming loans	$104,686	$108,368	$95,722

OREO – PNB	6,846	7,456	10,223
Total nonperforming assets	$111,532	$115,824	$105,945

Percentage of nonaccrual loans to total loans	1.75%	1.61%	1.61%
Percentage of nonperforming loans to total loans	2.07%	2.14%	1.99%
Percentage of nonperforming assets to total loans	2.21%	2.29%	2.20%
Percentage of nonperforming assets to total assets	1.52%	1.60%	1.47%

SEPH - Nonperforming Assets

(In thousands)	March 31, 2016	December 31, 2015	March 31, 2016
Nonaccrual loans	$14,274	$14,419	$18,486
Accruing TDRs	—	—	96
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$14,274	$14,419	$18,582

OREO – SEPH	10,899	11,195	16,114
Total nonperforming assets	$25,173	$25,614	$34,696

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

As of March 31, 2016, Park had taken partial charge-offs of approximately $28.4 million related to the $78.1 million of commercial loans considered to be impaired, compared to charge-offs of approximately $28.7 million related to the $80.6 million of impaired commercial loans at December 31, 2015. The table below provides additional information related to the Park impaired commercial loans at March 31, 2016, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at March 31, 2016

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$63,817	$5,002	$58,815	$4,930	$53,885	84.44%
PNB participations in Vision loans	9,434	4,354	5,080	—	5,080	53.85%
SEPH - loans	33,288	19,066	14,222	—	14,222	42.72%
Park totals	$106,539	$28,422	$78,117	$4,930	$73,187	68.70%

Allowance for loan losses: Park’s 84-month loss experience for the period ended December 31, 2015, defined as charge-offs plus changes in specific reserves, within the commercial loan portfolio was 0.50% of the principal balance of these loans. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $31.7 million or 1.26% of the outstanding principal balance of accruing commercial loans at March 31, 2016.

The overall reserve of 1.26% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.21%; special mention commercial loans are reserved at 5.12%; and substandard commercial loans are reserved at 7.07%. At March 31, 2016, the coverage period within the accruing commercial portfolio was approximately 2.51 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.50% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 84 months, through December 31, 2015. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At March 31, 2016, the coverage period within the consumer portfolio was approximately 1.95 years.

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

Other Income

Other income decreased by $1.5 million to $17.4 million for the quarter ended March 31, 2016, compared to $18.9 million for the first quarter of 2015.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2016	2015	Change
Income from fiduciary activities	$5,113	$4,912	$201
Service charges on deposits	3,423	3,381	42
Other service income	2,574	2,301	273
Checkcard fee income	3,532	3,351	181
Bank owned life insurance income	1,197	1,878	(681)
ATM fees	583	578	5
OREO valuation adjustments	(118)	(304)	186
Gain on sale of OREO, net	134	673	(539)
Gain on commercial loans held for sale	—	756	(756)
Miscellaneous	951	1,347	(396)
Other income	$17,389	$18,873	$(1,484)

The following table breaks out the change in total other income for the three months ended March 31, 2016 compared to the same period ended March 31, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended March 31
(In thousands)	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$201	$—	$201
Service charges on deposits	42	—	42
Other service income	272	1	273
Checkcard fee income	181	—	181
Bank owned life insurance income	(681)	—	(681)
ATM fees	5	—	5
OREO valuation adjustments	92	94	186
Gain on sale of OREO, net	(572)	33	(539)
Gain on commercial loans held for sale	(34)	(722)	(756)
Miscellaneous	(264)	(132)	(396)
Other income	$(758)	$(726)	$(1,484)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $201,000, or 4.1%, to $5.1 million for the three months ended March 31, 2016, compared to $4.9 million for the same period in 2015. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2016 was $4,331 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $273,000, or 11.9%, to $2.6 million for the three months ended March 31, 2016, compared to $2.3 million for the same period in 2015.

Bank owned life insurance income decreased by $681,000, or 36.3%, to $1.2 million for the three months ended March 31, 2016, compared to $1.9 million for the same period in 2015. The decrease was related to $34,000 in income from the death benefits paid on policies during the first three months of 2016 compared to $791,000 during the same period in 2015.

Gain on the sale of OREO, net was $134,000 for the three months ended March 31, 2016, compared to $673,000 for the same period in 2015. For the first three months of 2016, OREO with a book value of $1.2 million was sold, compared to OREO with a book value of $3.2 million for the same period of 2015.

Gain on the sale of commercial loans held for sale was $756,000 for the three months ended March 31, 2015. This was related to certain commercial loans held for sale, with a book balance of $144,000 that were sold in the first quarter of 2015, resulting in a net gain of $756,000. There were no sales in the first quarter of 2016.

Miscellaneous income decreased by $396,000, to $951,000 for the three months ended March 31, 2016, compared to $1.3 million for the same period in 2015. Other OREO income was the primary reason for the decline, decreasing $315,000 for the three months ended March 31, 2016 compared to the same period in 2015.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2016	2015	Change
Salaries	$21,554	$20,982	$572
Employee benefits	4,773	5,685	(912)
Occupancy expense	2,548	2,579	(31)
Furniture and equipment expense	3,443	2,862	581
Data processing fees	1,217	1,267	(50)
Professional fees and services	6,667	4,694	1,973
Marketing	1,111	1,013	98
Insurance	1,411	1,461	(50)
Communication	1,221	1,331	(110)
State taxes	926	1,047	(121)
Miscellaneous	5,028	2,799	2,229
Other expense	$49,899	$45,720	$4,179

The following table breaks out the change in total other expense for the three months ended March 31, 2016, compared to March 31, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended March 31
(In thousands)	Ohio based operations	SEPH	Total
Salaries	$622	$(50)	$572
Employee benefits	(926)	14	(912)
Occupancy expense	(31)	—	(31)
Furniture and equipment expense	581	—	581
Data processing fees	(50)	—	(50)
Professional fees and services	1,406	567	1,973
Marketing	95	3	98
Insurance	(50)	—	(50)
Communication	(111)	1	(110)
State taxes	(101)	(20)	(121)
Miscellaneous	2,438	(209)	2,229
Other expense	$3,873	$306	$4,179

Salaries increased by $572,000, or 2.7%, to $21.6 million for the three months ended March 31, 2016, compared to $21.0 million for the same period in 2015. The increase for the three months ended March 31, 2016 was due to an increase in salaries of $474,000 and an increase in share-based compensation expense related to the 2013 Incentive Plan of $210,000, offset by a decrease in other incentive compensation of $112,000, compared to the same period of 2015.

Employee benefit expenses decreased by $912,000, or 16.0%, to $4.8 million for the three months ended March 31, 2016, compared to $5.7 million for the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily due to a decrease in medical expenses in the first quarter of 2016 compared to the same period in 2015.

Furniture and equipment expense increased by $581,000, or 20.3%, to $3.4 million for the three months ended March 31, 2016, compared to $2.9 million for the same period in 2015. The increase was primarily due to a $300,000 increase in depreciation expense and a $279,000 increase in maintenance expense.

Professional fees and services increased by $2.0 million, or 42.0%, to $6.7 million for the three months ended March 31, 2016, compared to $4.7 million for the same period in 2015. The increase was largely related to an increase of $485,000 in legal expenses associated with PNB participations in Vision loans and other loan relationships at SEPH and an increase of $1.0 million related to legal expenses at PNB and the Parent Company.

Miscellaneous expense increased by $2.2 million, to $5.0 million for the three months ended March 31, 2016, compared to $2.8 million for the same period in 2015. The $2.2 million increase for the three-month period ended March 31, 2016 was primarily due to a $3.5 million increase in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company, offset by a reduction in expenses as $1.1 million was recognized in the first quarter of 2015 related to a prepayment penalty on borrowings and a contract termination fee.

Income Tax

Federal income tax expense was $7.7 million for the first quarter of 2016, compared to $8.0 million for the first quarter of 2015. The effective federal income tax rate for the first quarter of 2016 was 29.2%, compared to 29.6% for the same period in 2015. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2016 year will be approximately $6.3 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on year-end Park equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2016 and December 31, 2015

Changes in Financial Condition and Liquidity

Total assets increased by $116.8 million, or 1.6%, to $7,428 million at March 31, 2016, compared to $7,311 million at December 31, 2015. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $168.4 million to $317.9 million at March 31, 2016, compared to $149.5 million at December 31, 2015. Money market instruments represented the majority of this increase, and were $212.2 million at March 31, 2016, compared to $30.0 million at December 31, 2015. This increase in cash and cash equivalents was due to an increase in deposits, primarily related to Park's Insured Cash Sweep Service (ICS) product.

•	Total investment securities decreased by $42.1 million, or 2.6%, to $1,602 million at March 31, 2016, compared to $1,644 million at December 31, 2015.

Total liabilities increased by $100.5 million, or 1.5%, during the first three months of 2016 to $6,698 million at March 31, 2016, from $6,598 million at December 31, 2015. This increase was primarily due to the following:

•
Total deposits increased by $259.1 million, or 4.8%, to $5,607 million at March 31, 2016, compared to $5,348 million at December 31, 2015. The increase in deposits in the first three months of 2016 was largely the result of the product offering for ICS deposits along with a historical increase due to seasonality of deposits.

•	Short-term borrowings decreased by $174.6 million or 44.3% to $219.6 million at March 31, 2016, compared to $394.2 million at December 31, 2015.

Total shareholders’ equity increased by $16.3 million, or 2.3%, to $729.7 million at March 31, 2016, from $713.4 million at December 31, 2015.

•	Retained earnings increased by $4.2 million during the period as a result of net income of $18.7 million, offset by common share dividends of $14.5 million.

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

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, and the capability to securitize or package loans for sale. The Corporation’s loan to asset ratio was 68.15% at March 31, 2016, compared to 69.32% at December 31, 2015 and 66.14% at March 31, 2015. Cash and cash equivalents were $317.9 million at March 31, 2016, compared to $149.5 million at December 31, 2015 and $580.5 million at March 31, 2015. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2016 was $729.7 million, or 9.8% of total assets, compared to $713.4 million, or 9.76% of total assets, at December 31, 2015 and $707.4 million, or 9.7% of total assets, at March 31, 2015.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available-for-sale securities is generally not included in computing regulatory capital. During the first quarter of 2015, Park adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

PNB met each of the well capitalized ratio guidelines at March 31, 2016. The following table indicates the capital ratios for PNB and Park at March 31, 2016 and December 31, 2015.

	As of March 31, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.09%	10.01%	10.01%	11.56%
Park National Corporation	9.20%	12.94%	12.65%	14.62%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.06%	9.83%	9.83%	11.37%
Park National Corporation	9.22%	12.82%	12.54%	14.49%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2015 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2015. There were no significant changes in contractual obligations and commitments during the first three months of 2016.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2016	December 31, 2015
Loan commitments	$943,074	$888,411
Standby letters of credit	$12,575	$12,326

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 40 of Park’s 2015 Annual Report.

On page 40 (Table 35) of Park’s 2015 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 6.03% of interest earning assets at December 31, 2015. At March 31, 2016, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $473 million or 6.90% of interest earning assets.

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

On page 40 of Park’s 2015 Annual Report, management reported that at December 31, 2015, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 10.9% using a declining interest rate scenario over the next year. At March 31, 2016, the earnings simulation model projected that net income would decrease by 2.13% using a rising interest rate scenario and would decrease by 9.17% in a declining interest rate scenario. At March 31, 2016, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.       Legal Proceedings

The Company is a defendant in lawsuits and other adversary proceedings arising in the ordinary course of business. Legal costs incurred in connection with the resolution of claims and lawsuits are generally expensed as incurred, and the Company establishes accruals for the outcome of litigation where losses are deemed probable and reasonably estimable. The Company’s assessment of the current exposure could change in the event of the discovery of additional facts with respect to legal matters pending against the Company or determinations by judges, juries, administrative agencies or other finders of fact that are not in accordance with the Company’s evaluation of claims.

As of March 31, 2016, the Company had accrued charges of approximately $4.5 million for legal contingencies related to various proceedings. In certain cases, matters and proceedings, exposure to loss exists in excess of the accrual to the extent such loss is reasonably possible, but not probable. Management believes an estimate of the aggregate range of reasonably possible losses for current legal and other adversary proceedings is from $800,000 to approximately $10.6 million at March 31, 2016. Any estimate involves significant judgment, given the varying stages of the proceedings (including the fact that certain proceedings are currently in preliminary stages), the numerous unresolved issues in many of the proceedings, and the inherent uncertainty of the various potential outcomes of such proceedings. Actual liabilities may exceed the amounts accrued, and there can be no assurance that final resolution of these matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2016, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Incentive Plan. There were no purchases during the three months ended March 31, 2016.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
January 1 through January 31, 2016	—	$—	—	488,050
February 1 through February 29, 2016	—	—	—	488,050
March 1 through March 31, 2016	—	—	—	488,050
Total	—	$—	—	488,050

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2016 and December 31, 2015 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2016 and 2015 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: April 27, 2016	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: April 27, 2016	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer