Form 10-Q
period 2016-06-30
PARK NATIONAL CORP /OH/
filed 2016-07-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

 Yes   ☐   No   ☒

15,330,796 Common shares, no par value per share, outstanding at July 27, 2016.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$119,873	$119,412
Money market instruments	196,016	30,047
Cash and cash equivalents	315,889	149,459
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,281,357 and $1,436,714 at June 30, 2016 and December 31, 2015, respectively)	1,305,574	1,436,266
Securities held-to-maturity, at amortized cost (fair value of $191,557 and $151,428 at June 30, 2016 and December 31, 2015, respectively)	184,121	149,302
Other investment securities	58,311	58,311
Total investment securities	1,548,006	1,643,879

Loans	5,127,644	5,068,085
Allowance for loan losses	(58,699)	(56,494)
Net loans	5,068,945	5,011,591
Bank owned life insurance	183,143	181,684
Prepaid assets	85,962	80,635
Goodwill	72,334	72,334
Premises and equipment, net	58,962	59,493
Affordable housing tax credit investments	47,576	51,247
Other real estate owned	17,566	18,651
Accrued interest receivable	17,497	18,675
Mortgage loan servicing rights	8,880	9,008
Other	6,850	14,698
Total assets	$7,431,610	$7,311,354

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,378,053	$1,404,032
Interest bearing	4,245,826	3,943,610
Total deposits	5,623,879	5,347,642
Short-term borrowings	210,731	394,242
Long-term debt	741,174	738,105
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	15,995	20,311
Accrued interest payable	2,336	2,338
Other	52,608	50,361
Total liabilities	$6,691,723	$6,597,999

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,835 shares issued at June 30, 2016 and 16,150,854 shares issued at December 31, 2015)	304,756	303,966
Retained earnings	517,215	507,505
Treasury shares (820,039 shares at June 30, 2016 and December 31, 2015)	(82,473)	(82,473)
Accumulated other comprehensive income (loss), net of taxes	389	(15,643)
Total shareholders' equity	739,887	713,355
Total liabilities and shareholders’ equity	$7,431,610	$7,311,354

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income:

Interest and fees on loans	$58,401	$56,463	$118,453	$111,875

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	7,770	9,113	16,379	18,502
Obligations of states and political subdivisions	591	—	964	—
Other interest income	249	228	523	445
Total interest and dividend income	67,011	65,804	136,319	130,822

Interest expense:

Interest on deposits:
Demand and savings deposits	933	556	1,757	1,042
Time deposits	2,389	2,542	4,776	5,164

Interest on borrowings:
Short-term borrowings	82	106	246	239
Long-term debt	6,122	6,085	12,236	12,327

Total interest expense	9,526	9,289	19,015	18,772

Net interest income	57,485	56,515	117,304	112,050

Provision for loan losses	2,637	1,612	3,547	3,244
Net interest income after provision for loan losses	54,848	54,903	113,757	108,806

Other income:
Income from fiduciary activities	5,438	5,210	10,551	10,122
Service charges on deposit accounts	3,575	3,684	6,998	7,065
Other service income	3,351	3,025	5,925	5,326
Checkcard fee income	3,868	3,665	7,400	7,016
Bank owned life insurance income	1,049	1,086	2,246	2,964
ATM fees	570	614	1,153	1,192
OREO valuation adjustments	(221)	(251)	(339)	(555)
Gain on sale of OREO, net	162	513	296	1,186
Gain on commercial loans held for sale	—	—	—	756
Miscellaneous	944	1,645	1,895	2,992
Total other income	18,736	19,191	36,125	38,064

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other expense:
Salaries	$21,256	$20,995	$42,810	$41,977
Employee benefits	4,894	4,729	9,667	10,414
Occupancy expense	2,639	2,381	5,187	4,960
Furniture and equipment expense	3,416	2,831	6,859	5,693
Data processing fees	1,373	1,197	2,590	2,464
Professional fees and services	5,401	5,583	12,068	10,277
Marketing	1,073	937	2,184	1,950
Insurance	1,438	1,362	2,849	2,823
Communication	1,353	1,233	2,574	2,564
State tax expense	798	883	1,724	1,930
Miscellaneous	1,665	2,536	6,693	5,335
Total other expense	45,306	44,667	95,205	90,387

Income before income taxes	28,278	29,427	54,677	56,483

Federal income taxes	8,280	8,388	15,993	16,400

Net income	$19,998	$21,039	$38,684	$40,083

Earnings per Common Share:
Basic	$1.30	$1.37	$2.52	$2.61
Diluted	$1.30	$1.37	$2.51	$2.60

Weighted average common shares outstanding
Basic	15,330,802	15,370,882	15,330,808	15,375,026
Diluted	15,399,283	15,407,881	15,402,896	15,411,920

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$19,998	$21,039	$38,684	$40,083

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of income tax of $2,343 and $(4,432) for the three months ended June 30, 2016 and 2015, and $8,633 and $(200) for the six months ended June 30, 2016 and 2015, respectively	4,352	(8,231)	16,032	(372)
Other comprehensive income (loss)	$4,352	$(8,231)	$16,032	$(372)

Comprehensive income	$24,350	$12,808	$54,716	$39,711

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares		Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015, as previously presented	$—	305,499	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax				(2,057)
Balance at January 1, 2015, as adjusted	$—		$303,104	$484,484	$(77,439)	$(13,608)
Net income				40,083
Other comprehensive loss, net of tax						(372)
Dividends on common shares at $1.88 per share				(28,975)
Cash payment for fractional shares in dividend reinvestment plan			(1)
Share-based compensation expense			470
Repurchase of treasury shares					(1,783)
Balance at June 30, 2015	$—		$303,573	$495,592	$(79,222)	$(13,980)

Balance at January 1, 2016	$—		$303,966	$507,505	$(82,473)	$(15,643)
Net income				38,684
Other comprehensive income, net of tax						16,032
Dividends on common shares at $1.88 per share				(28,974)
Cash payment for fractional shares in dividend reinvestment plan			(2)
Share-based compensation expense			792
Balance at June 30, 2016	$—		$304,756	$517,215	$(82,473)	$389

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$38,684	$40,083

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,547	3,244
Amortization of loan fees and costs, net	3,504	3,243
Provision for depreciation	4,178	3,457
Amortization (accretion) of investment securities, net	38	(130)
Amortization of prepayment penalty of long-term debt	3,069	3,004
Loan originations to be sold in secondary market	(110,666)	(102,628)
Proceeds from sale of loans in secondary market	108,009	100,465
Gain on sale of loans in secondary market	(2,162)	(1,791)
Share-based compensation expense	792	470
OREO valuation adjustments	339	555
Gain on sale of OREO, net	(296)	(1,186)
Gain on sale of commercial loans held for sale	—	(756)
Bank owned life insurance income	(2,246)	(2,964)

Changes in assets and liabilities:
Increase in other assets	(7,074)	(19,117)
(Increase) decrease in other liabilities	(2,543)	8,725
Net cash provided by operating activities	$37,173	$34,674

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	570,242	111,481
Held-to-maturity securities	11,155	19,035
Purchases of:
Available-for-sale securities	(414,700)	(180,273)
Held-to-maturity securities	(41,566)	—
Net loan originations, portfolio loans	(55,675)	(76,362)
Proceeds from the sale of commercial loans held for sale	—	900
Investments in qualified affordable housing projects	(4,316)	(4,289)
Proceeds from the sale of OREO	3,092	12,169
Purchases of bank owned life insurance	—	(10,045)
Life insurance death benefits	1,050	5,221
Purchases of premises and equipment, net	(3,929)	(6,703)
Net cash provided by (used in) investing activities	$65,353	$(128,866)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2016	2015
Financing activities:
Net increase in deposits	$276,237	$384,366
Net decrease in short-term borrowings	(183,511)	(38,362)
Repayment of long-term debt	—	(79,544)
Proceeds from issuance of long-term debt	—	25,000
Repurchase of treasury shares	—	(1,783)
Cash dividends paid	(28,822)	(28,898)
Net cash provided by financing activities	$63,904	$260,779

Increase in cash and cash equivalents	166,430	166,587

Cash and cash equivalents at beginning of year	149,459	237,699

Cash and cash equivalents at end of period	$315,889	$404,286

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$19,017	$18,891

Income taxes	$8,980	$8,700

Non-cash items:
Loans transferred to OREO	$2,147	$11,101

Transfers from loans to commercial loans held for sale	$—	$144

Securities purchase commitments	$4,631	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period and six-month period ended June 30, 2016 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2016.

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
ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity (HTM) debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements.
Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016			December 31, 2015
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$964,072	$3,503	$967,575	$955,727	$3,437	$959,164
Commercial real estate *	1,131,067	3,622	1,134,689	1,113,603	4,009	1,117,612
Construction real estate:
SEPH commercial land and development	1,700	—	1,700	2,044	—	2,044
Remaining commercial	127,108	299	127,407	128,046	321	128,367
Mortgage	38,260	70	38,330	36,722	75	36,797
Installment	5,756	20	5,776	6,533	21	6,554
Residential real estate:
Commercial	409,361	931	410,292	410,571	1,014	411,585
Mortgage	1,197,704	1,701	1,199,405	1,210,819	1,469	1,212,288
HELOC	213,390	791	214,181	211,415	769	212,184
Installment	19,768	70	19,838	22,638	78	22,716
Consumer	1,015,809	2,979	1,018,788	967,111	3,032	970,143
Leases	3,649	30	3,679	2,856	14	2,870
Total loans	$5,127,644	$14,016	$5,141,660	$5,068,085	$14,239	$5,082,324
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $10.5 million at June 30, 2016 and $10.4 million at December 31, 2015, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.8 million and $1.7 million have been reclassified to loans at June 30, 2016 and December 31, 2015, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings (TDRs), and loans past due 90 days or more and still accruing by class of loan as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$29,159	$664	$—	$29,823
Commercial real estate	24,845	5,044	—	29,889
Construction real estate:
SEPH commercial land and development	1,700	—	—	1,700
Remaining commercial	3,962	424	—	4,386
Mortgage	—	107	—	107
Installment	51	107	—	158
Residential real estate:
Commercial	25,070	—	—	25,070
Mortgage	21,695	9,348	1,200	32,243
HELOC	1,738	726	233	2,697
Installment	634	607	152	1,393
Consumer	2,575	751	771	4,097
Total loans	$111,429	$17,778	$2,356	$131,563

	December 31, 2015
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$21,676	$8,947	$—	$30,623
Commercial real estate	15,268	2,757	—	18,025
Construction real estate:
SEPH commercial land and development	2,044	—	—	2,044
Remaining commercial	4,162	514	—	4,676
Mortgage	7	110	—	117
Installment	64	114	—	178
Residential real estate:
Commercial	25,063	261	—	25,324
Mortgage	20,378	10,143	851	31,372
HELOC	1,749	873	27	2,649
Installment	1,657	635	4	2,296
Consumer	3,819	734	1,093	5,646
Total loans	$95,887	$25,088	$1,975	$122,950

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
(In thousands)	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$29,823	$29,779	$44	$30,623	$30,595	$28
Commercial real estate	29,889	29,889	—	18,025	18,025	—
Construction real estate:
SEPH commercial land and development	1,700	1,700	—	2,044	2,044	—
Remaining commercial	4,386	4,386	—	4,676	4,676	—
Mortgage	107	—	107	117	—	117
Installment	158	—	158	178	—	178
Residential real estate:
Commercial	25,070	25,070	—	25,324	25,324	—
Mortgage	31,043	—	31,043	30,521	—	30,521
HELOC	2,464	—	2,464	2,622	—	2,622
Installment	1,241	—	1,241	2,292	—	2,292
Consumer	3,326	20	3,306	4,553	—	4,553
Total loans	$129,207	$90,844	$38,363	$120,975	$80,664	$40,311

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of June 30, 2016 and December 31, 2015.

	June 30, 2016			December 31, 2015
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$31,097	$16,996	$—	$32,583	$18,763	$—
Commercial real estate	28,658	28,363	—	15,138	14,916	—
Construction real estate:
SEPH commercial land and development	6,768	1,700	—	10,834	2,044	—
Remaining commercial	1,714	1,698	—	2,506	1,531	—
Residential real estate:
Commercial	24,297	23,617	—	23,798	23,480	—

With an allowance recorded:
Commercial, financial and agricultural	16,917	12,783	4,295	16,155	11,832	1,904
Commercial real estate	1,526	1,526	275	3,195	3,109	381
Construction real estate:
Remaining commercial	2,688	2,688	1,304	3,145	3,145	1,356
Residential real estate:
Commercial	1,502	1,453	393	1,951	1,844	550
Consumer	20	20	20	—	—	—
Total	$115,187	$90,844	$6,287	$109,305	$80,664	$4,191

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2016 and December 31, 2015, there were $20.2 million and $24.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $4.2 million and $4.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves of $6.3 million and $4.2 million related to loans individually evaluated for impairment at June 30, 2016 and December 31, 2015, respectively. These loans with specific reserves had a recorded investment of $18.5 million and $19.9 million as of June 30, 2016 and December 31, 2015, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(In thousands)	Recorded Investment as of June 30, 2016	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2015	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,779	$28,600	$308	$20,429	$18,220	$140
Commercial real estate	29,889	22,177	185	17,647	16,850	123
Construction real estate:
SEPH commercial land and development	1,700	1,957	—	2,047	2,068	—
Remaining commercial	4,386	4,438	15	6,032	5,611	6
Residential real estate:
Commercial	25,070	24,648	340	24,441	24,443	273
Consumer	20	5	—	—	—	—
Total	$90,844	$81,825	$848	$70,596	$67,192	$542

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
(In thousands)	Recorded investment as of June 30, 2016	Average recorded investment	Interest income recognized	Recorded investment as of June 30, 2015	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$29,779	$29,319	$546	$20,429	$18,830	$271
Commercial real estate	29,889	19,863	365	17,647	18,058	286
Construction real estate:
SEPH commercial land and development	1,700	1,994	—	2,047	2,072	8
Remaining commercial	4,386	4,570	28	6,032	5,644	11
Residential real estate:
Commercial	25,070	24,795	2,305	24,441	24,864	528
Consumer	20	3	—	—	—	—
Total	$90,844	$80,544	$3,244	$70,596	$69,468	$1,104

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015 by class of loan.

	June 30, 2016
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$311	$8,178	$8,489	$959,086	$967,575
Commercial real estate	359	2,863	3,222	1,131,467	1,134,689
Construction real estate:
SEPH commercial land and development	—	1,700	1,700	—	1,700
Remaining commercial	—	110	110	127,297	127,407
Mortgage	134	—	134	38,196	38,330
Installment	216	16	232	5,544	5,776
Residential real estate:
Commercial	70	10,696	10,766	399,526	410,292
Mortgage	9,061	11,121	20,182	1,179,223	1,199,405
HELOC	548	902	1,450	212,731	214,181
Installment	161	548	709	19,129	19,838
Consumer	9,766	1,411	11,177	1,007,611	1,018,788
Leases	—	—	—	3,679	3,679
Total loans	$20,626	$37,545	$58,171	$5,083,489	$5,141,660
(1) Includes $2.4 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $75.2 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	December 31, 2015
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$670	$7,536	$8,206	$950,958	$959,164
Commercial real estate	142	530	672	1,116,940	1,117,612
Construction real estate:
SEPH commercial land and development	—	2,044	2,044	—	2,044
Remaining commercial	165	84	249	128,118	128,367
Mortgage	63	7	70	36,727	36,797
Installment	200	46	246	6,308	6,554
Residential real estate:
Commercial	325	19,521	19,846	391,739	411,585
Mortgage	10,569	8,735	19,304	1,192,984	1,212,288
HELOC	487	186	673	211,511	212,184
Installment	426	318	744	21,972	22,716
Consumer	11,458	3,376	14,834	955,309	970,143
Leases	—	—	—	2,870	2,870
Total loans	$24,505	$42,383	$66,888	$5,015,436	$5,082,324
(1) Includes $2.0 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $55.5 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2016 and December 31, 2015 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2016 and December 31, 2015 for all commercial loans:

	June 30, 2016
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$3,471	$105	$29,823	$934,176	$967,575
Commercial real estate *	4,471	447	29,889	1,099,882	1,134,689
Construction real estate:
SEPH commercial land and development	—	—	1,700	—	1,700
Remaining commercial	706	120	4,386	122,195	127,407
Residential real estate:
Commercial	1,329	372	25,070	383,521	410,292
Leases	—	—	—	3,679	3,679
Total commercial loans	$9,977	$1,044	$90,868	$2,543,453	$2,645,342
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2015
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$4,392	$347	$30,623	$923,802	$959,164
Commercial real estate *	14,880	3,417	18,025	1,081,290	1,117,612
Construction real estate:
SEPH commercial land and development	—	—	2,044	—	2,044
Remaining commercial	2,151	122	4,676	121,418	128,367
Residential real estate:
Commercial	3,280	386	25,324	382,595	411,585
Leases	—	—	—	2,870	2,870
Total Commercial Loans	$24,703	$4,272	$80,692	$2,511,975	$2,621,642
 * Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Troubled Debt Restructurings ("TDRs")

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. A court's discharge of a borrower's debt in a Chapter 7 bankruptcy is considered a concession when the borrower does not reaffirm the discharged debt. Certain loans which were modified during the three-month and six-month periods ended June 30, 2016 and June 30, 2015 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and six-month periods ended June 30, 2016, Park removed the TDR classification on $917,000 and $1.7 million, respectively, of loans that met the requirements discussed above. The TDR classification was not removed on any loans during the three-month and six-month periods ended June 30, 2015.

At June 30, 2016 and December 31, 2015, there were $49.6 million and $41.1 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2016 and December 31, 2015, $42.0 million and $19.1 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2016 and December 31, 2015, there were $17.8 million and $25.1 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At June 30, 2016 and December 31, 2015, Park had commitments to lend $2.5 million and $2.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

The specific reserve related to TDRs at June 30, 2016 and December 31, 2015 was $4.0 million and $2.3 million, respectively. Modifications made in 2015 and 2016 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $950,000 and $975,000 were recorded during the three-month and six-month periods ended June 30, 2016, respectively, as a result of TDRs identified in 2016. Additional specific reserves of $104,000 and $961,000 were recorded during the three-month and six-month periods ended June 30, 2015, respectively, as a result of TDRs identified in 2015.

The terms of certain other loans were modified during the six-month periods ended June 30, 2016 and June 30, 2015 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2016 and June 30, 2015 of $33,000 and $112,000, respectively. The renewal/modification of these loans: (1) involved a renewal/modification of the terms of a loan to a borrower who was not experiencing financial difficulties, (2) resulted in a delay in a payment that was considered to be insignificant, or (3) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $4.4 million and $10.4 million, as of June 30, 2016 and June 30, 2015, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and six-month periods ended June 30, 2016 and June 30, 2015, as well as the recorded investment of these contracts at June 30, 2016 and June 30, 2015. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended June 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$51	$3,248	$3,299
Commercial real estate	4	3,326	581	3,907
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	—	196	196
Mortgage	—	—	—	—
Installment	1	—	10	10
Residential real estate:
Commercial	1	—	132	132
Mortgage	4	—	441	441
HELOC	2	17	38	55
Installment	2	39	3	42
Consumer	85	122	623	745
Total loans	110	$3,555	$5,272	$8,827

	Three Months Ended June 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$896	$893	$1,789
Commercial real estate	—	—	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	1	—	20	20
Residential real estate:
Commercial	6	—	832	832
Mortgage	8	39	502	541
HELOC	6	37	37	74
Installment	3	—	57	57
Consumer	90	40	626	666
Total loans	126	$1,012	$2,967	$3,979
Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2016, $1.9 million were on nonaccrual status as of December 31, 2015. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2015, $301,000 were on nonaccrual status as of December 31, 2014.

	Six Months Ended June 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	17	$51	$3,945	$3,996
Commercial real estate	4	3,327	581	3,908
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	—	196	196
Mortgage	—	—	—	—
Installment	1	—	10	10
Residential real estate:
Commercial	3	—	695	695
Mortgage	9	98	654	752
HELOC	8	80	157	237
Installment	2	39	3	42
Consumer	149	134	824	958
Total loans	194	$3,729	$7,065	$10,794

	Six Months Ended June 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	25	$1,107	$1,399	$2,506
Commercial real estate	6	—	1,291	1,291
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	1	—	20	20
Installment	1	—	21	21
Residential real estate:
Commercial	9	—	1,266	1,266
Mortgage	15	365	704	1,069
HELOC	16	228	114	342
Installment	3	—	57	57
Consumer	156	53	791	844
Total loans	232	$1,753	$5,663	$7,416

Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2016, $2.8 million were on nonaccrual status as of December 31, 2015. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2015, $1.3 million were on nonaccrual status as of December 31, 2014.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2016 and June 30, 2015, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	—	$—	5	$56
Commercial real estate	1	582	2	250
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	1	20
Residential real estate:
Commercial	2	563	1	102
Mortgage	3	288	13	793
HELOC	—	—	1	5
Installment	1	3	3	60
Consumer	39	311	60	441
Leases	—	—	—	—
Total loans	46	$1,747	86	$1,727

Of the $1.7 million in modified TDRs which defaulted during the three months ended June 30, 2016, $58,000 were accruing loans and $1.7 million were nonaccrual loans. Of the $1.7 million in modified TDRs which defaulted during the three months ended June 30, 2015, there were $118,000 accruing loans and $1.6 million were nonaccrual loans.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	—	$—	5	$56
Commercial real estate	1	582	2	250
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	1	20
Residential real estate:
Commercial	2	563	1	102
Mortgage	3	288	14	796
HELOC	—	—	1	5
Installment	1	3	3	60
Consumer	42	339	64	464
Leases	—	—	—	—
Total loans	49	$1,775	91	$1,753

Of the $1.8 million in modified TDRs which defaulted during the six months ended June 30, 2016, $58,000 were accruing loans and $1.7 million were nonaccrual loans. Of the $1.8 million in modified TDRs which defaulted during the six months ended June 30, 2015, $118,000 were accruing loans and $1.7 million were nonaccrual loans.

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

Management extended the historical loss period to six years in 2014 and to seven years in 2015. Due to the same factors that management considered in 2013, management has continued to apply more weight to the 2009 through 2011 periods compared to the 2012 through 2015 periods.

The activity in the allowance for loan losses for the three and six months ended June 30, 2016 and June 30, 2015 is summarized below.

	Three Months Ended June 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,240	$9,452	$8,687	$13,388	$11,180	$1	$56,948
Charge-offs	870	77	18	736	2,718	—	4,419
Recoveries	216	1,814	110	407	985	1	3,533
Net charge-offs/(recoveries)	654	(1,737)	(92)	329	1,733	(1)	886
Provision/(recovery)	2,892	(1,986)	(523)	121	2,134	(1)	2,637
Ending balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699

	Three Months Ended June 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$11,361	$9,296	$8,755	$14,512	$11,484	$—	$55,408
Charge-offs	499	153	37	735	1,603	—	3,027
Recoveries	281	1,128	679	423	922	1	3,434
Net charge-offs/(recoveries)	218	(975)	(642)	312	681	(1)	(407)
Provision/(recovery)	981	(804)	(727)	1,068	1,095	(1)	1,612
Ending balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427

	Six Months Ended June 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	1,144	78	18	1,483	5,097	—	7,820
Recoveries	643	2,032	1,049	878	1,875	1	6,478
Net charge-offs/(recoveries)	501	(1,954)	(1,031)	605	3,222	(1)	1,342
Provision/(recovery)	3,285	(1,948)	(1,339)	271	3,279	(1)	3,547
Ending balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699

	Six Months Ended June 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	851	283	37	1,157	4,117	—	6,445
Recoveries	572	1,802	964	1,347	1,588	3	6,276
Net charge-offs/(recoveries)	279	(1,519)	(927)	(190)	2,529	(3)	169
Provision/(recovery)	1,684	(860)	(909)	306	3,026	(3)	3,244
Ending balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2016 and December 31, 2015, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2016 and December 31, 2015, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report).

The composition of the allowance for loan losses at June 30, 2016 and December 31, 2015 was as follows:

	June 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,295	$275	$1,304	$393	$20	$—	$6,287
Collectively evaluated for impairment	12,183	8,928	6,952	12,787	11,561	1	52,412
Total ending allowance balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699

Loan balance:
Loans individually evaluated for impairment	$29,774	$29,880	$6,084	$25,070	$20	$—	$90,828
Loans collectively evaluated for impairment	934,298	1,101,187	166,740	1,815,153	1,015,789	3,649	5,036,816
Total ending loan balance	$964,072	$1,131,067	$172,824	$1,840,223	$1,015,809	$3,649	$5,127,644

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	14.43%	0.92%	21.43%	1.57%	—%	—%	6.92%
Loans collectively evaluated for impairment	1.30%	0.81%	4.17%	0.70%	1.14%	0.03%	1.04%
Total	1.71%	0.81%	4.78%	0.72%	1.14%	0.03%	1.14%

Recorded investment:
Loans individually evaluated for impairment	$29,779	$29,889	$6,086	$25,070	$20	$—	$90,844
Loans collectively evaluated for impairment	937,796	1,104,800	167,127	1,818,646	1,018,768	3,679	5,050,816
Total ending recorded investment	$967,575	$1,134,689	$173,213	$1,843,716	$1,018,788	$3,679	$5,141,660

	December 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,904	$381	$1,356	$550	$—	$—	$4,191
Collectively evaluated for impairment	11,790	8,816	7,208	12,964	11,524	1	52,303
Total ending allowance balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494

Loan balance:
Loans individually evaluated for impairment	$30,545	$18,015	$6,716	$25,323	$—	$—	$80,599
Loans collectively evaluated for impairment	925,182	1,095,588	166,629	1,830,120	967,111	2,856	4,987,486
Total ending loan balance	$955,727	$1,113,603	$173,345	$1,855,443	$967,111	$2,856	$5,068,085

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	6.23%	2.11%	20.19%	2.17%	—%	—%	5.20%
Loans collectively evaluated for impairment	1.27%	0.80%	4.33%	0.71%	1.19%	0.04%	1.05%
Total	1.43%	0.83%	4.94%	0.73%	1.19%	0.04%	1.11%

Recorded investment:
Loans individually evaluated for impairment	$30,595	$18,025	$6,720	$25,324	$—	$—	$80,664
Loans collectively evaluated for impairment	928,569	1,099,587	167,042	1,833,449	970,143	2,870	5,001,660
Total ending recorded investment	$959,164	$1,117,612	$173,762	$1,858,773	$970,143	$2,870	$5,082,324

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amount of foreclosed properties held at June 30, 2016 and December 31, 2015 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2016	December 31, 2015
OREO:
Commercial real estate	$8,182	$8,333
Construction real estate	7,095	7,259
Residential real estate	2,289	3,059
Total OREO	$17,566	$18,651

Loans in process of foreclosure:
Residential real estate	$2,599	$2,021

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$19,998	$21,039	$38,684	$40,083
Denominator:
Weighted-average common shares outstanding	15,330,802	15,370,882	15,330,808	15,375,026
Effect of dilutive performance-based restricted stock units	68,481	36,999	72,088	36,894
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,399,283	15,407,881	15,402,896	15,411,920
Earnings per common share:
Basic earnings per common share	$1.30	$1.37	$2.52	$2.61
Diluted earnings per common share	$1.30	$1.37	$2.51	$2.60

Park awarded 41,550 and 23,025 performance-based restricted stock units ("PBRSUs") to certain employees during the six months ended June 30, 2016 and 2015, respectively. No PBRSUs were awarded during the three months ended June 30, 2016 and 2015. As of June 30, 2016, 85,425 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 68,481 and 36,999 common shares for the three months ended June 30, 2016 and 2015, respectively, and 72,088 and 36,894 common shares for the six months ended June 30, 2016 and 2015, respectively.

Park repurchased no common shares during the three and six months ended June 30, 2016. Park repurchased 21,500 common shares during the six months ended June 30, 2015, and no common shares during the three months ended June 30, 2015 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions).

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

	Operating Results for the three months ended June 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (loss)	$56,006	$1,440	$71	$(32)	$57,485
Provision for (recovery of) loan losses	1,362	1,444	(169)	—	2,637
Other income	18,508	—	112	116	18,736
Other expense (income)	42,731	(966)	1,332	2,209	45,306
Income (loss) before income taxes	$30,421	$962	$(980)	$(2,125)	$28,278
Federal income taxes (benefit)	9,343	336	(343)	(1,056)	8,280
Net income (loss)	$21,078	$626	$(637)	$(1,069)	$19,998

Assets (as of June 30, 2016)	$7,351,293	$32,546	$32,822	$14,949	$7,431,610

	Operating Results for the three months ended June 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$54,766	$1,679	$(14)	$84	$56,515
Provision for (recovery of) loan losses	2,720	309	(1,417)	—	1,612
Other income (loss)	18,720	(1)	327	145	19,191
Other expense	39,586	759	2,385	1,937	44,667
Income (loss) before income taxes	$31,180	$610	$(655)	$(1,708)	$29,427
Federal income taxes (benefit)	9,847	203	(229)	(1,433)	8,388
Net income (loss)	$21,333	$407	$(426)	$(275)	$21,039

Assets (as of June 30, 2015)	$7,223,801	$37,124	$38,873	$9,771	$7,309,569

	Operating Results for the six months ended June 30, 2016
(in thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$113,161	$2,944	$1,232	$(33)	$117,304
Provision for (recovery of) loan losses	2,895	1,971	(1,319)	—	3,547
Other income	35,731	—	146	248	36,125
Other expense	84,091	2,832	2,736	5,546	95,205
Income (loss) before income taxes	$61,906	$(1,859)	$(39)	$(5,331)	$54,677
Federal income taxes (benefit)	19,084	(649)	(14)	(2,428)	15,993
Net income (loss)	$42,822	$(1,210)	$(25)	$(2,903)	$38,684

	Operating Results for the six months ended June 30, 2015
(in thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$108,587	$3,371	$(102)	$194	$112,050
Provision for (recovery of) loan losses	4,742	804	(2,302)	—	3,244
Other income	36,732	1	1,087	244	38,064
Other expense	81,518	1,538	3,483	3,848	90,387
Income (loss) before income taxes	$59,059	$1,030	$(196)	$(3,410)	$56,483
Federal income taxes (benefit)	18,567	342	(68)	(2,441)	16,400
Net income (loss)	$40,492	$688	$(128)	$(969)	$40,083

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2016 and 2015. The reconciling amounts for consolidated total assets for the periods ended June 30, 2016 and 2015 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2016 and December 31, 2015, respectively, Park had approximately $12.1 million and $7.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $11.9 million and $7.2 million at June 30, 2016 and December 31, 2015, respectively. The gain expected upon sale was $178,000 and $95,000 at June 30, 2016 and December 31, 2015, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2016 or December 31, 2015.

During the six-month period ended June 30, 2015, Park transferred to held for sale and sold certain commercial loans previously held for investment, with a book balance of $144,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold during the three-month period ended June 30, 2015 or during the three-month and six-month periods ended June 30, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six month periods ended June 30, 2016 and 2015, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$360,000	$392	$25	$360,367
U.S. Government sponsored entities' asset-backed securities	920,237	22,453	111	942,579
Other equity securities	1,120	1,508	—	2,628
Total	$1,281,357	$24,353	$136	$1,305,574

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$89,957	$2,060	$28	$91,989
Obligations of states and political subdivisions	94,164	5,404	$—	99,568
Total	$184,121	$7,464	$28	$191,557

Securities with unrealized losses at June 30, 2016, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$94,975	$25	$—	$—	$94,975	$25
U.S. Government sponsored entities' asset-backed securities	—	—	$61,150	111	$61,150	111
Total	$94,975	$25	$61,150	$111	$156,125	$136
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,759	$28	$7,759	$28
Obligations of states and political subdivisions	—	$—	—	—	$—	—
Total	$—	$—	$7,759	$28	$7,759	$28

Investment securities at December 31, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$527,605	$—	$5,542	$522,063
U.S. Government sponsored entities' asset-backed securities	907,989	8,776	5,272	911,493
Other equity securities	1,120	1,590	—	2,710
Total	$1,436,714	$10,366	$10,814	$1,436,266

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$48,190	$734	$—	$48,924
U.S. Government sponsored entities' asset-backed securities	101,112	1,526	134	102,504
Total	$149,302	$2,260	$134	$151,428

Securities with unrealized losses at December 31, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$326,973	$2,117	$195,090	$3,425	$522,063	$5,542
U.S. Government sponsored entities' asset-backed securities	384,169	2,776	114,543	2,496	498,712	5,272
Total	$711,142	$4,893	$309,633	$5,921	$1,020,775	$10,814
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,656	$10	$7,792	$124	$13,448	$134

Management does not believe any of the unrealized losses at June 30, 2016 or December 31, 2015 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2016, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations:
Due one through five years	$345,000	345,362	1.24%
Due five through ten years	15,000	15,005	2.20%
Total	$360,000	$360,367	1.28%

U.S. Government sponsored entities' asset-backed securities:	$920,237	$942,579	2.17%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of state and political subdivisions:
Due over ten years	$94,164	$99,568	4.45%
Total	$94,164	$99,568	4.45%

U.S. Government sponsored entities' asset-backed securities	$89,957	$91,989	3.35%

All of Park’s securities shown in the table above as U.S. Treasury and other U.S. Government sponsored entities' notes are callable notes. These callable securities have final maturities of 1 to 6 years. Of the $360.4 million reported at June 30, 2016, $265.4 million were expected to be called. The remaining average life of the investment portfolio is estimated to be 3.6 years.

There were no sales of investment securities during the three or six month periods ended June 30, 2016 or 2015.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	June 30, 2016	December 31, 2015
(In thousands)
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At June 30, 2016, 483,675 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. On December 16, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 23,025 PBRSUs to certain employees of Park, which grants were effective on January 2, 2015. On December 7, 2015, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 41,550 PBRSUs to certain employees of Park, which grants were effective on January 1, 2016. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting. As of June 30, 2016, 1,125 PBRSUs have been forfeited.

Share-based compensation expense of $323,000 and $211,000 was recognized for the three-month periods ended June 30, 2016 and 2015, respectively, and $792,000 and $470,000 for the six-month periods ended June 30, 2016 and 2015, respectively. Park expects to recognize additional share-based compensation expense of approximately $500,000 through the first quarter of 2018 related to PBRSUs granted in 2014, approximately $996,000 through the first quarter of 2019 related to PBRSUs granted in 2015 and approximately $2.4 million through the first quarter of 2020 related to PBRSUs granted in 2016.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month or six-month periods ended June 30, 2016 and 2015.

The following table shows the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Service cost	$1,264	$1,342	$2,528	$2,684
Interest cost	1,217	1,174	2,434	2,348
Expected return on plan assets	(2,737)	(2,855)	(5,474)	(5,710)
Amortization of prior service cost	—	4	—	8
Recognized net actuarial loss	193	159	386	318
Net periodic benefit income	$(63)	$(176)	$(126)	$(352)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.29 billion at June 30, 2016, $1.28 billion at December 31, 2015 and $1.26 billion at June 30, 2015. At June 30, 2016, $4.5 million of the sold mortgage loans were sold with recourse, compared to $5.4 million at December 31, 2015 and $5.8 million at June 30, 2015. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2016 and December 31, 2015, management had established reserves of $269,000 and $454,000, respectively, to account for expected loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,949	$8,312	$9,008	$8,613
Additions	555	494	871	807
Amortization	(415)	(438)	(790)	(830)
Changes in valuation allowance	(209)	193	(209)	(29)
Carrying amount, net, end of period	$8,880	$8,561	$8,880	$8,561

Valuation allowance:
Beginning of period	$542	$1,048	$542	$826
Changes in valuation allowance	209	(193)	209	29
End of period	$751	$855	$751	$855

Servicing fees included in other service income were $0.8 million for each of the three months ended June 30, 2016 and 2015 and were $1.7 million for each of the six months ended June 30, 2016 and 2015, respectively.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals in accordance with Park's valuation requirements in accordance with its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$360,367	$—	$360,367
U.S. Government sponsored entities’ asset-backed securities	—	942,579	—	942,579
Equity securities	1,807	—	821	2,628
Mortgage loans held for sale	—	12,125	—	12,125
Mortgage IRLCs	—	277	—	277

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$522,063	$—	$522,063
U.S. Government sponsored entities’ asset-backed securities	—	911,493	—	911,493
Equity securities	1,941	—	769	2,710
Mortgage loans held for sale	—	7,306	—	7,306
Mortgage IRLCs	—	165	—	165

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three or six months ended June 30, 2016 or 2015. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The tables below are a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2016 and 2015

(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2016	$813	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	8	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at June 30, 2016	$821	$(226)

Balance at April 1, 2015	$739	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	5	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at June 30, 2015	$744	$(226)

Level 3 Fair Value Measurements
Six months ended June 30, 2016 and 2015

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	52	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap, recorded in other expense	—	—
Balance at June 30, 2016	$821	$(226)

Balance at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(32)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at June 30, 2015	$744	$(226)

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

Fair Value Measurements at June 30, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,465	$2,465
Construction real estate:
SEPH commercial land and development	—	—	1,700	1,700
Remaining commercial	—	—	1,422	1,422
Residential real estate	—	—	1,929	1,929
Total impaired loans recorded at fair value	$—	$—	$7,516	$7,516

Mortgage servicing rights	$—	$4,872	$—	$4,872

OREO:
Commercial real estate	—	—	3,184	3,184
Construction real estate	—	—	3,419	3,419
Residential real estate	—	—	1,516	1,516
Total OREO	$—	$—	$8,119	$8,119

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,698	$3,698
Construction real estate:
SEPH commercial land and development	—	—	2,044	2,044
Remaining commercial	—	—	1,872	1,872
Residential real estate	—	—	1,882	1,882
Total impaired loans recorded at fair value	$—	$—	$9,496	$9,496

Mortgage servicing rights	$—	$1,867	$—	$1,867

OREO:
Commercial real estate	—	—	2,796	2,796
Construction real estate	—	—	3,387	3,387
Residential real estate	—	—	2,332	2,332
Total OREO	$—	$—	$8,515	$8,515

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

	June 30, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$9,508	$6,118	$1,992	$7,516
Remaining impaired loans	81,336	18,240	4,295	77,041
Total impaired loans	$90,844	$24,358	$6,287	$84,557

	December 31, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$11,783	$10,512	$2,287	$9,496
Remaining impaired loans	68,881	18,193	1,904	66,977
Total impaired loans	$80,664	$28,705	$4,191	$76,473

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2016 and 2015 was $0.4 million and $0.9 million, respectively. The expense of credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2016 and 2015 was $1.0 million and $1.9 million, respectively.

MSRs totaled $8.9 million at June 30, 2016. Of this $8.9 million MSR carrying balance, $4.9 million was recorded at fair value and included a valuation allowance of $0.8 million. The remaining $4.0 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2016. At December 31, 2015, MSRs totaled $9.0 million. Of this $9.0 million MSR carrying balance, $1.9 million was recorded at fair value and included a valuation allowance of $0.5 million. The remaining $7.1 million was recorded at cost, as the fair value exceeded cost at December 31, 2015. The (expense) income related to MSRs carried at fair value during the three-month periods ended June 30, 2016 and 2015 was $(209,000) and $193,000, respectively. The expense related to MSRs carried at fair value during the six-month periods ended June 30, 2016 and 2015 was $(209,000) and $29,000, respectively.

Total OREO held by Park at June 30, 2016 and December 31, 2015 was $17.6 million and $18.7 million, respectively. Approximately 46% of OREO held by Park at both June 30, 2016 and December 31, 2015 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2016 and December 31, 2015, OREO held at fair value, less estimated selling costs, amounted to $8.1 million and $8.5 million, respectively. The net expense related to OREO fair value adjustments was $0.2 million and $0.3 million for the three-month periods ended June 30, 2016 and 2015, respectively and $0.3 million and $0.6 million for the six-month periods ended June 30, 2016 and 2015, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 and December 31, 2015:

June 30, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,465	Sales comparison approach	Adj to comparables	0.0% - 90.0% (20.1%)
		Income approach	Capitalization rate	7.0% - 9.2% (8.3%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Construction real estate:
SEPH commercial land and development	$1,700	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.5%)

Remaining commercial	$1,422	Sales comparison approach	Adj to comparables	0.0% - 15.6% (1.0%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$1,929	Sales comparison approach	Adj to comparables	0.0% - 87.4% (16.8%)
		Income approach	Capitalization rate	10.0% - 10.1% (10.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Other real estate owned:
Commercial real estate	$3,184	Sales comparison approach	Adj to comparables	0.0% - 69.0% (22.6%)
		Income approach	Capitalization rate	9.5% - 14.0% (9.9%)

Construction real estate	$3,419	Sales comparison approach	Adj to comparables	0.0% - 85.0% (27.2%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,516	Sales comparison approach	Adj to comparables	0.1% - 61.8% (26.0%)

Balance at December 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,698	Sales comparison approach	Adj to comparables	0.0% - 45.9% (20.3%)
		Income approach	Capitalization rate	7.0% - 13.3% (9.5%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Construction real estate:
SEPH commercial land and development	$2,044	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.1%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$1,872	Sales comparison approach	Adj to comparables	0.0% - 25.3% (1.0%)
		Bulk sale approach	Discount rate	10.0% - 10.7% (10.0%)

Residential real estate	$1,882	Sales comparison approach	Adj to comparables	0.0% - 96.7% (12.5%)
		Income approach	Capitalization rate	3.8% - 10.1% (9.1%)
		Cost approach	Accumulated depreciation	33.3% - 50.0% (43.4%)

Other real estate owned:
Commercial real estate	$2,796	Sales comparison approach	Adj to comparables	2.0% - 71.0% (26.9%)
		Income approach	Capitalization rate	9.5% (9.5%)

Construction real estate	$3,387	Sales comparison approach	Adj to comparables	0.0% - 85.0% (24.3%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,332	Sales comparison approach	Adj to comparables	0.1% - 61.8% (23.0%)

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

The fair value of financial instruments at June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$315,889	$315,889	$—	$—	$315,889
Investment securities	1,489,695	1,807	1,494,503	821	1,497,131
Accrued interest receivable - securities	3,481	—	3,481	—	3,481
Accrued interest receivable - loans	14,016	—	—	14,016	14,016

Loans held for sale	12,125	—	12,125	—	12,125
Mortgage IRLCs	277	—	277	—	277
Impaired loans carried at fair value	7,516	—	—	7,516	7,516
Other loans, net	5,049,027	—	—	5,030,111	5,030,111
Loans receivable, net	$5,068,945	$—	$12,402	$5,037,627	$5,050,029

Financial liabilities:
Noninterest bearing checking accounts	$1,378,053	$1,378,053	$—	$—	$1,378,053
Interest bearing transactions accounts	1,227,177	1,227,177	—	—	1,227,177
Savings accounts	1,763,907	1,763,907	—	—	1,763,907
Time deposits	1,250,676	—	1,257,108	—	1,257,108
Other	4,066	4,066	—	—	4,066
Total deposits	$5,623,879	$4,373,203	$1,257,108	$—	$5,630,311

Short-term borrowings	$210,731	$—	$210,731	$—	$210,731
Long-term debt	741,174	—	781,862	—	781,862
Subordinated debentures/notes	45,000	—	40,857	—	40,857
Accrued interest payable – deposits	1,023	72	951	—	1,023
Accrued interest payable – debt/borrowings	1,313	—	1,313	—	1,313

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$149,459	$149,459	$—	$—	$149,459
Investment securities	1,585,568	1,941	1,584,984	769	1,587,694
Accrued interest receivable - securities	4,436	—	4,436	—	4,436
Accrued interest receivable - loans	14,239	—	—	14,239	14,239

Loans held for sale	7,306	—	7,306	—	7,306
Mortgage IRLCs	165	—	165	—	165
Impaired loans carried at fair value	9,496	—	—	9,496	9,496
Other loans, net	4,994,624	—	—	4,997,318	4,997,318
Loans receivable, net	$5,011,591	$—	$7,471	$5,006,814	$5,014,285

Financial liabilities:
Noninterest bearing checking accounts	$1,404,032	$1,404,032	$—	$—	$1,404,032
Interest bearing transactions accounts	1,107,200	1,107,200	—	—	1,107,200
Savings accounts	1,544,708	1,544,708	—	—	1,544,708
Time deposits	1,290,412	—	1,295,329	—	1,295,329
Other	1,290	1,290	—	—	1,290
Total deposits	$5,347,642	$4,057,230	$1,295,329	$—	$5,352,559

Short-term borrowings	$394,242	$—	$394,242	$—	$394,242
Long-term debt	738,105	—	771,420	—	771,420
Subordinated debentures/notes	45,000	—	41,596	—	41,596
Accrued interest payable – deposits	987	66	921	—	987
Accrued interest payable – debt/borrowings	1,351	4	1,347	—	1,351

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2016 and 2015:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at April 1, 2016	$(15,351)	$11,388	$(3,963)
Other comprehensive income before reclassifications	—	4,352	4,352
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	4,352	4,352
Ending balance at June 30, 2016	$(15,351)	$15,740	$389

Beginning balance at April 1, 2015	$(14,865)	$9,116	$(5,749)
Other comprehensive loss before reclassifications	—	(8,231)	(8,231)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(8,231)	(8,231)
Ending balance at June 30, 2015	$(14,865)	$885	$(13,980)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at January 1, 2016	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	16,032	16,032
Amounts reclassified from accumulated other comprehensive income	—	—	—
Net current period other comprehensive income	—	16,032	16,032
Ending balance at June 30, 2016	$(15,351)	$15,740	$389

Beginning balance at January 1, 2015	$(14,865)	$1,257	$(13,608)
Other comprehensive loss before reclassifications	—	(372)	(372)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(372)	(372)
Ending balance at June 30, 2015	$(14,865)	$885	$(13,980)

During the three and six month periods ended June 30, 2016 and 2015, there were no reclassifications out of accumulated other comprehensive income.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purpose of these investments is to achieve a satisfactory return on capital, help create affordable housing opportunities, and to assist the Company to achieve our goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of June 30, 2016 and December 31, 2015.

(in thousands)	June 30, 2016	December 31, 2015
Affordable housing tax credit investments	$47,576	$51,247
Unfunded commitments	15,995	20,311

During the three months ended June 30, 2016 and 2015, Park recognized amortization expense of $1.8 million and $1.7 million, respectively, and during the six months ended June 30, 2016 and 2015, Park recognized amortization expense of $3.7 million and $3.5 million, respectively, which was included within the provision for income taxes. Additionally, during each of the three months ended June 30, 2016 and 2015, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million, and during the six months ended June 30, 2016 and 2015, recognized tax credits and other benefits from its affordable housing tax credit investments of $4.7 million and $4.5 million, respectively.
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

At June 30, 2016 and December 31, 2015, Park's repurchase agreement borrowings totaled $511 million and $554 million, respectively. At both June 30, 2016 and December 31, 2015, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $559 million and $622 million at June 30, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2016 and December 31, 2015, Park had $536 million and $585 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at June 30, 2016 and December 31, 2015:

	June 30, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$209,627	$—	$—	$301,104	$510,731

	December 31, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$247,618	$2,239	$—	$304,385	$554,242

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $7.3 million and $9.8 million remained unamortized as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016, the Company had accrued charges of approximately $2.8 million for legal contingencies related to various legal and other adversary proceedings.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012 and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the United Kingdom's exit from the European Union and its consequences; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; fraud, scams and schemes of third parties; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based banking subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2016 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2016 and 2015

Summary Discussion of Results

Net income for the three months ended June 30, 2016 was $20.0 million, compared to $21.0 million for the second quarter of 2015. Diluted earnings per common share were $1.30 for the second quarter of 2016, compared to $1.37 for the second quarter of 2015. Weighted average diluted common shares outstanding were 15,399,283 for the three months ended June 30, 2016, compared to 15,407,881 weighted average diluted common shares for the second quarter of 2015. Net income for the six months ended June 30, 2016 was $38.7 million, compared to $40.1 million for the same period of 2015. Diluted earnings per common share were $2.51, compared to $2.60 for the same period of 2015. Weighted average diluted common shares outstanding were 15,402,896 for the six months ended June 30, 2016, compared to 15,411,920 weighted average diluted common shares for the same period of 2015.

Financial Results by segment
The table below reflects the net income (loss) by segment for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
PNB	$21,078	$21,744	$42,822	$40,492	$84,345	$82,907
GFSC	626	(1,836)	(1,210)	688	1,423	1,175
Parent Company	(1,069)	(1,834)	(2,903)	(969)	(4,549)	(5,050)
Ongoing operations	$20,635	$18,074	$38,709	$40,211	$81,219	$79,032
SEPH	(637)	612	(25)	(128)	(207)	4,925
Total Park	$19,998	$18,686	$38,684	$40,083	$81,012	$83,957

The category “Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of its nonperforming assets. Management considers the “Ongoing operations” results, which exclude the results of SEPH, to reflect the business of Park and its subsidiaries going forward. The discussion below provides additional information regarding the segments that make up the “Ongoing operations”, followed by additional information regarding SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
Net interest income	$56,006	$57,155	$113,161	$108,587	$220,879	$218,641
Provision for loan losses	1,362	1,533	2,895	4,742	7,665	3,517
Other income	18,508	17,223	35,731	36,732	75,188	69,384
Other expense	42,731	41,360	84,091	81,518	167,476	163,641
Income before income taxes	$30,421	$31,485	$61,906	$59,059	$120,926	$120,867
Federal income taxes	9,343	9,741	19,084	18,567	36,581	37,960
Net income	$21,078	$21,744	$42,822	$40,492	$84,345	$82,907

Net interest income of $113.2 million for the six months ended June 30, 2016 represented a $4.6 million, or 4.2%, increase, compared to $108.6 million for the six months ended June 30, 2015. The increase was due to a $235 million, or 4.9%, increase in average loans from $4.8 billion for the six months ended June 30, 2015, to $5.0 billion for the six months ended June 30, 2016. Included in interest income for the three months ended March 31, 2016 and June 30, 2016 was $561,000 and $88,000, respectively, in income related to PNB participations in legacy Vision Bank ("Vision") assets, compared to an aggregate amount of $128,000 for the six months ended June 30, 2015.
The provision for loan losses of $2.9 million for the six months ended June 30, 2016 represented a decrease of $1.8 million, compared to $4.7 million for the same period in 2015. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $35.7 million for the six months ended June 30, 2016 represented a $1.0 million, or 2.7%, decrease, compared to $36.7 million for the same period in 2015. The $1.0 million decrease was primarily due to income of $791,000 related to proceeds from the death benefits paid from a bank owned life insurance policy in 2015 and a decrease of $937,000 in gain on sale of OREO, net and other OREO income.  These items were offset by a $455,000 increase in other service income primarily related to mortgage loan originations, a $385,000 increase in checkcard income, and a $430,000 increase in income from fiduciary activities.

Other expense of $84.1 million for the six months ended June 30, 2016 represented an increase of $2.6 million, or 3.2%, compared to $81.5 million for the same period in 2015. The $2.6 million increase was primarily related to a $677,000 increase in salaries expense, an $1.2 million increase in furniture and equipment expense, an $879,000 increase in professional fees and services and a $444,000 increase in miscellaneous expense, offset by a decrease of $1.1 million related to employee benefits expense. The $444,000 increase in miscellaneous expense was primarily due to a $1.5 million contribution in the second quarter of 2016 partially offset by $1.1 million of expenses related to a prepayment penalty and a contract termination fee in the first half of 2015 that did not reoccur in 2016.

PNB's results for the six months ended June 30, 2016 and 2015, and for the fiscal year ended December 31, 2015, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense is detailed in the table below:

	Six months YTD 2016			Six months YTD 2015			2015
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$113,161	$649	$112,512	$108,587	$128	$108,459	$220,879	$241	$220,638
Provision for (recovery of) loan losses	2,895	(1,784)	4,679	4,742	(1,171)	5,913	7,665	(1,453)	9,118
Other income (loss)	35,731	(253)	35,984	36,732	724	36,008	75,188	1,225	73,963
Other expense	84,091	330	83,761	81,518	428	81,090	167,476	700	166,776
Income before income taxes	$61,906	$1,850	$60,056	$59,059	$1,595	$57,464	$120,926	$2,219	$118,707
Federal income tax expense	19,084	571	18,513	18,567	501	18,066	36,581	671	35,910
Net income	$42,822	$1,279	$41,543	$40,492	$1,094	$39,398	$84,345	$1,548	$82,797
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The Vision participations impacted: interest income; net recoveries from loans previously charged off; other income in respect of net gains on the sale of OREO, other OREO income, OREO valuation adjustments and gains on the sale of loans; and other expenses.

The table below provides certain balance sheet information and financial ratios for PNB as of June 30, 2016, March 31, 2016, December 31, 2015 and June 30, 2015.

(In thousands)	June 30, 2016	March 31, 2016	December 31, 2015	June 30, 2015	% change from 3/31/16	% change from 12/31/15	% change from 06/30/15
Loans	$5,088,014	$5,023,659	$5,029,072	$4,860,342	1.28%	1.17%	4.68%
Allowance for loan losses	56,293	54,646	54,453	55,242	3.01%	3.38%	1.90%
Net loans	5,031,721	4,969,013	4,974,619	4,805,100	1.26%	1.15%	4.72%
Investment securities	1,545,823	1,599,598	1,641,539	1,547,756	(3.36)%	(5.83)%	(0.12)%
Total assets	7,351,293	7,347,378	7,229,764	7,223,801	0.05%	1.68%	1.76%
Average assets (1)	7,314,230	7,325,133	7,219,898	7,148,628	(0.15)%	1.31%	2.32%
Efficiency ratio	56.10%	55.28%	56.42%	55.97%	1.48%	(0.57)%	0.23%
Return on average assets (2)	1.18%	1.19%	1.17%	1.14%	(0.84)%	0.85%	3.51%
(1) Average assets for the six-month periods ended June 30, 2016 and 2015, the three-month period ended March 31, 2016 and for the fiscal year ended December 31, 2015.
(2) Annualized for the six-month periods ended June 30, 2016 and 2015 and the three-month period ended March 31, 2016.

Loans outstanding at June 30, 2016 were $5.09 billion, compared to $5.02 billion at March 31, 2016, an increase of $64 million for the three months ended June 30, 2016, or an annualized $5.2%. The loan growth for the three-month period consisted of commercial loan growth of $33.8 million (5.3% annualized), consumer loan growth of $34.6 million (14.1% annualized), and HELOC growth of $4.1 million (8.0% annualized), offset by a reduction in residential loan balances of $8.6 million (2.8% annualized).

Loans outstanding at June 30, 2016 were $5.09 billion, compared to $5.03 billion at December 31, 2015, an increase of $59 million for the six months ended June 30, 2016, or an annualized 2.4%. The loan growth for the six-month period consisted of commercial loan growth of $24.0 million (1.9% annualized), consumer loan growth of $46.5 million (9.6% annualized), and HELOC loan growth of $2.0 million (1.9% annualized), offset by a reduction in residential loan balances of $11.4 million (1.8% annualized).

PNB's allowance for loan losses increased by $1.8 million, or 3.4%, to $56.3 million at June 30, 2016, compared to $54.5 million at December 31, 2015. Net charge-offs were $1.0 million, or an annualized 0.04% of total average loans, for the six months ended June 30, 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
Net interest income	$1,440	$1,504	$2,944	$3,371	$6,588	$7,457
Provision for loan losses	1,444	527	1,971	804	1,415	1,544
Other income (loss)	—	—	—	1	2	(1)
Other expense	(966)	3,798	2,832	1,538	2,984	4,103
Income (loss) before income taxes	$962	$(2,821)	$(1,859)	$1,030	$2,191	$1,809
Federal income taxes (benefit)	336	(985)	(649)	342	768	634
Net income (loss)	$626	$(1,836)	$(1,210)	$688	$1,423	$1,175

For the three months ended June 30, 2016, Guardian reported a gain of $966,000 in the other expense category, compared to other expense for the three months ended March 31, 2016 of $3.8 million. Other expense of $2.8 million for the six months ended June 30, 2016 represented a $1.3 million increase compared to $1.5 million for the first six months of 2015. The fluctuations in other expense during 2016 primarily related to the ongoing evaluation of litigation accruals.

The table below provides certain balance sheet information and financial ratios for GFSC as of June 30, 2016, December 31, 2015 and June 30, 2015.

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015	% change from 12/31/15	% change from 06/30/15
Loans	$32,883	$35,469	$37,289	(7.29)%	(11.82)%
Allowance for loan losses	2,406	2,041	2,185	17.88%	10.11%
Net loans	30,477	33,428	35,104	(8.83)%	(13.18)%
Total assets	32,546	35,793	37,124	(9.07)%	(12.33)%
Average assets (1)	34,522	37,675	38,805	(8.37)%	(11.04)%
Return on average assets (2)	(7.05)%	3.78%	3.57%	N.M.	N.M.
(1) Average assets for the six months ended June 30, 2016 and 2015, and for the fiscal year ended December 31, 2015.
(2) Annualized for the six months ended June 30, 2016 and 2015.

Park Parent Company

The table below reflects the Park Parent Company's net loss for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
Net interest (expense) income	$(32)	$(1)	$(33)	$194	$239	$(2,012)
Provision for loan losses	—	—	—	—	—	—
Other income	116	132	248	244	513	175
Other expense	2,209	3,337	5,546	3,848	9,972	8,000
Loss before income tax benefit	$(2,125)	$(3,206)	$(5,331)	$(3,410)	$(9,220)	$(9,837)
Federal income tax benefit	(1,056)	(1,372)	(2,428)	(2,441)	(4,671)	(4,787)
Net loss	$(1,069)	$(1,834)	$(2,903)	$(969)	$(4,549)	$(5,050)

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

Other expense of $5.5 million for the six months ended June 30, 2016 represented an increase of $1.7 million, or 44.1%, compared to $3.8 million for the six months ended June 30, 2015. The $1.7 million increase was primarily related to an increase of $656,000 in professional fees and services, an increase of $497,000 in miscellaneous other expense, and an increase of $395,000 in employee benefit expense.

SEPH

The table below reflects SEPH's net (loss) income for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
Net interest income (expense)	$71	$1,161	$1,232	$(102)	$(74)	$958
Recovery of loan losses	(169)	(1,150)	(1,319)	(2,302)	(4,090)	(12,394)
Other income	112	34	146	1,087	1,848	5,991
Other expense	1,332	1,404	2,736	3,483	6,182	11,766
(Loss) income before income taxes	$(980)	$941	$(39)	$(196)	$(318)	$7,577
Federal income tax (benefit) expense	(343)	329	(14)	(68)	(111)	2,652
Net (loss) income	$(637)	$612	$(25)	$(128)	$(207)	$4,925

SEPH's financial results for the six months ended June 30, 2016 included net recoveries of $1.3 million. The net recoveries during 2016 consisted of $208,000 in charge-offs offset by recoveries from loans previously charged off of $1.5 million. The $941,000 decrease in other income for the six months ended June 30, 2016 compared to the same period of 2015 was primarily due to a $722,000 gain on the sale of loans in the first quarter of 2015 and a decrease of $206,000 in the net gain on sale of OREO. The $747,000 decrease in other expense for the six months ended June 30, 2016 compared to the same period of 2015 was primarily the result of decreases in legal fees of $96,000 and management and consulting fees of $120,000; and a $844,000 decrease in expense related to reserves established for potential mortgage loan repurchases.

Legacy Vision assets at SEPH totaled $24.9 million as of June 30, 2016. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.6 million at June 30, 2016.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2016, for the first half of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q2 2016	Q1 2016	Six months YTD 2016	Six months YTD 2015	2015	2014
Net interest income	$57,485	$59,819	$117,304	$112,050	$227,632	$225,044
Provision for (recovery of) loan losses	2,637	910	3,547	3,244	4,990	(7,333)
Other income	18,736	17,389	36,125	38,064	77,551	75,549
Other expense	45,306	49,899	95,205	90,387	186,614	187,510
Income before income taxes	$28,278	$26,399	$54,677	$56,483	$113,579	$120,416
Federal income taxes	8,280	7,713	15,993	16,400	32,567	36,459
Net income	$19,998	$18,686	$38,684	$40,083	$81,012	$83,957

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarter of 2016 and 2015

Net interest income increased by $1.0 million, or 1.7%, to $57.5 million for the second quarter of 2016, compared to $56.5 million for the second quarter of 2015. See the discussion under the table below.

	Three months ended June 30, 2016			Three months ended June 30, 2015
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,083,802	$58,637	4.64%	$4,857,799	$56,633	4.68%
Taxable investments	1,439,330	7,770	2.17%	1,469,704	9,113	2.49%
Tax exempt investments (2)	81,078	910	4.51%	—	—	—%
Money market instruments	196,226	249	0.51%	361,994	228	0.25%
Interest earning assets	$6,800,436	$67,566	4.00%	$6,689,497	$65,974	3.96%

Interest bearing deposits	$4,175,344	3,322	0.32%	$4,166,835	3,098	0.30%
Short-term borrowings	212,540	82	0.16%	228,416	106	0.19%
Long-term debt	785,655	6,122	3.13%	779,559	6,085	3.13%
Interest bearing liabilities	$5,173,539	$9,526	0.74%	$5,174,810	$9,289	0.72%
Excess interest earning assets	$1,626,897			$1,514,687
Tax equivalent net interest income		$58,040			$56,685
Net interest spread			3.26%			3.24%
Net interest margin			3.43%			3.40%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $236,000 for the three months ended June 30, 2016 and $170,000 for the same period of 2015.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016. The taxable equivalent adjustment was $319,000 for the three months ended June 30, 2016.

Average interest earning assets for the second quarter of 2016 increased by $111 million, or 1.7%, to $6,800 million, compared to $6,689 million for the second quarter of 2015. The average yield on interest earning assets increased by 4 basis points to 4.00% for the second quarter of 2016, compared to 3.96% for the second quarter of 2015.

Average interest bearing liabilities for the second quarter of 2016 decreased by $1 million, or 0.2%, to $5,174 million, compared to $5,175 million for the second quarter of 2015. The average cost of interest bearing liabilities increased by 2 basis points to 0.74% for the second quarter of 2016, compared to 0.72% for the second quarter of 2015.

Yield on Loans: Average loan balances increased by $226 million, or 4.7%, to $5,084 million for the second quarter of 2016, compared to $4,858 million for the second quarter of 2015. The average yield on the loan portfolio decreased by 4 basis points to 4.64% for the second quarter of 2016, compared to 4.68% for the second quarter of 2015. The table below shows for the three months ended June 30, 2016 and 2015, the average balance and tax equivalent yield by type of loan.

	Three months ended June 30, 2016		Three months ended June 30, 2015
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$211,583	4.05%	$212,537	3.93%
Installment and indirect loans	1,028,862	5.42%	965,125	5.60%
Real estate loans	1,237,633	3.79%	1,234,682	3.77%
Commercial loans (1)	2,600,184	4.77%	2,438,292	4.82%
Other	5,540	11.94%	7,163	10.15%
Total loans and leases before allowance	$5,083,802	4.64%	$4,857,799	4.68%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $236,000 for the three months ended June 30, 2016 and $170,000 for the same period of 2015.

Comparison for the First Half of 2016 and 2015

Net interest income increased by $5.3 million, or 4.7%, to $117.3 million for the six months ended June 30, 2016, compared to $112.1 million for the six months ended June 30, 2015. See the discussion under the table below.

	Six months ended June 30, 2016			Six months ended June 30, 2015
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,066,565	$118,933	4.72%	$4,836,696	$112,206	4.68%
Taxable investments	1,470,549	16,379	2.24%	1,474,857	18,502	2.53%
Tax exempt investments (2)	65,440	1,483	4.56%	—	—	—%
Money market instruments	206,805	523	0.51%	351,591	445	0.25%
Interest earning assets	$6,809,359	$137,318	4.06%	$6,663,144	$131,153	3.97%

Interest bearing deposits	$4,173,605	6,533	0.31%	$4,116,789	6,206	0.30%
Short-term borrowings	250,623	246	0.20%	249,766	239	0.19%
Long-term debt	784,882	12,236	3.14%	805,315	12,327	3.09%
Interest bearing liabilities	$5,209,110	$19,015	0.73%	$5,171,870	$18,772	0.73%
Excess interest earning assets	$1,600,249			$1,491,274
Tax equivalent net interest income		$118,303			$112,381
Net interest spread			3.33%			3.24%
Net interest margin			3.49%			3.40%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $480,000 for the six months ended June 30, 2016 and $331,000 for the same period of 2015.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016. The taxable equivalent adjustment was $519,000 for the six months ended June 30, 2016.

Average interest earning assets for the first half of 2016 increased by $146 million, or 2.2%, to $6,809 million, compared to $6,663 million for the first half of 2015.  The average yield on interest earning assets increased by 9 basis points to 4.06% for the first half of 2016, compared to 3.97% for the first half of 2015.

Interest income for the first half of 2016 included $1.9 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.65%, the yield on interest earning assets was 4.00%, and the net interest margin was 3.44%.

Average interest bearing liabilities for the first half of 2016 increased by $37 million, or 0.7%, to $5,209 million, compared to $5,172 million for the first half of 2015.  The average cost of interest bearing liabilities was the same for the first half of 2016 and the first half of 2015 at 0.73%

Yield on Loans:  Average loan balances increased by $230 million, or 4.8%, to $5,067 million for the six months ended June 30, 2016 compared to $4,837 for the six months ended June 30, 2015.  The average yield on the loan portfolio increased by 4 basis points to 4.72% for the six months ended June 30, 2016 compared to 4.68% for the six months ended June 30, 2015. The table below shows for the six months ended June 30, 2016 and 2015, the average balance and tax equivalent yield by type of loan.

	Six months ended June 30, 2016		Six months ended June 30, 2015
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$211,113	4.05%	$213,911	3.93%
Installment and indirect loans	1,016,349	5.44%	950,361	5.62%
Real estate loans	1,239,307	3.78%	1,228,679	3.78%
Commercial loans (1)	2,593,924	4.92%	2,436,492	4.81%
Other	5,872	11.57%	7,253	10.19%
Total loans and leases before allowance	$5,066,565	4.72%	$4,836,696	4.68%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $480,000 for the six months ended June 30, 2016 and $331,000 for the same period of 2015.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the six months ended June 30, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - year	$4,909,579	$1,478,208	$342,997	$6,730,784
Percentage of total earning assets	72.94%	21.96%	5.10%	100.00%
2016 - first six months	$5,066,565	$1,535,989	$206,805	$6,809,359
Percentage of total earning assets	74.41%	22.55%	3.04%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first six months of 2016 was $5,067 million, compared to $4,910 million for all of 2015, an increase of $157 million, or 3.2%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans (1)	Investments (2)	Money Market Instruments	Total
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - first six months	4.72%	2.34%	0.51%	4.06%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $480,000 for the six months ended June 30, 2016, and $767,000, $843,000 and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $519,000 for the six months ended June 30, 2016, and $98,000, $2,000, and $24,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month and six-month periods ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
ALLL, beginning balance	$56,948	$55,408	$56,494	$54,352

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,055	1,010	2,661	2,471
SEPH	(169)	(1,417)	(1,319)	(2,302)
Park	886	(407)	1,342	169

Provision for (recovery of) loan losses:
Park's Ohio-based operations	2,806	3,029	4,866	5,546
SEPH	(169)	(1,417)	(1,319)	(2,302)
Park	2,637	1,612	3,547	3,244

ALLL, ending balance	$58,699	$57,427	$58,699	$57,427

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.08%	0.08%	0.11%	0.10%
SEPH	(4.62)%	(30.90)%	(17.82)%	(22.93)%
Park	0.07%	(0.03)%	0.05%	0.01%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at June 30, 2016, December 31, 2015 and June 30, 2015.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Total allowance for loan losses	$58,699	$56,494	$57,427
Specific reserves	6,287	4,191	6,597
General reserves	$52,412	$52,303	$50,830

Total loans	$5,113,242	$5,052,932	$4,884,686
Impaired commercial loans	77,155	66,232	55,335
Non-impaired loans	$5,036,087	$4,986,700	$4,829,351

Total allowance for loan losses to total loans ratio	1.15%	1.12%	1.18%
General reserves as a % of non-impaired loans	1.04%	1.05%	1.05%
As the table above shows, specific reserves were $6.3 million at June 30, 2016, an increase of $2.1 million, compared to $4.2 million at December 31, 2015. General reserves for Park’s ongoing operations were $52.4 million at June 30, 2016, an increase of $109,000, compared to $52.3 million at December 31, 2015. The general reserve as a percentage of performing loans was 1.04% at June 30, 2016 and 1.05% at December 31, 2015.

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

The following table compares Park’s nonperforming assets at June 30, 2016, December 31, 2015 and June 30, 2015.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$111,429	$95,887	$95,739
Accruing TDRs	17,722	24,979	16,520
Loans past due 90 days or more	2,305	1,921	1,536
Total nonperforming loans	$131,456	$122,787	$113,795

OREO – PNB	7,038	7,456	8,774
OREO – SEPH	10,528	11,195	13,102
Total nonperforming assets	$149,022	$141,438	$135,671

Percentage of nonaccrual loans to total loans	2.17%	1.89%	1.95%
Percentage of nonperforming loans to total loans	2.56%	2.42%	2.32%
Percentage of nonperforming assets to total loans	2.91%	2.79%	2.77%
Percentage of nonperforming assets to total assets	2.01%	1.93%	1.86%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At June 30, 2016, management deemed it appropriate to have $17.7 million of TDRs on accrual status, while the remaining $49.6 million of TDRs were on nonaccrual status. Accruing TDRs as of June 30, 2016 of $17.7 million represented a $7.3 million decline from $25.0 million as of December 31, 2015. This decline was primarily due to one $7.2 million loan relationship which was classified as an accruing TDR as of December 31, 2015 and was moved to nonaccrual status as of March 31, 2016. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and six-month periods ended June 30, 2016, Park removed the TDR classification on $917,000 and $1.7 million, respectively of loans that met the requirements discussed above. During the three-month and six-month periods ended June 30, 2015, Park did not remove the TDR classification on any loans as they did not meet the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of June 30, 2016, December 31, 2015 and June 30, 2015 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$97,642	$81,468	$80,470
Accruing TDRs	17,722	24,979	16,423
Loans past due 90 days or more	2,305	1,921	1,536
Total nonperforming loans	$117,669	$108,368	$98,429

OREO – PNB	7,038	7,456	8,774
Total nonperforming assets	$124,707	$115,824	$107,203

Percentage of nonaccrual loans to total loans	1.91%	1.61%	1.65%
Percentage of nonperforming loans to total loans	2.30%	2.14%	2.02%
Percentage of nonperforming assets to total loans	2.44%	2.29%	2.19%
Percentage of nonperforming assets to total assets	1.69%	1.60%	1.48%

SEPH - Nonperforming Assets

(In thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Nonaccrual loans	$13,787	$14,419	$15,269
Accruing TDRs	—	—	97
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$13,787	$14,419	$15,366

OREO – SEPH	10,528	11,195	13,102
Total nonperforming assets	$24,315	$25,614	$28,468

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

As of June 30, 2016, Park had taken partial charge-offs of $24.4 million related to the $90.8 million of commercial loans considered to be impaired, compared to charge-offs of approximately $28.7 million related to the $80.6 million of impaired commercial loans at December 31, 2015. The table below provides additional information related to the Park impaired commercial loans at June 30, 2016, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at June 30, 2016

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$77,589	$5,410	$72,179	$6,287	$65,892	84.92%
PNB participations in Vision loans	8,373	3,398	4,975	—	4,975	59.42%
SEPH - loans	29,224	15,550	13,674	—	13,674	46.79%
Park totals	$115,186	$24,358	$90,828	$6,287	$84,541	73.40%

Allowance for loan losses: Park’s 84-month loss experience for the period ended December 31, 2015, defined as charge-offs plus changes in specific reserves, within the loan portfolio was 0.50% of the principal balance of these loans. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $31.9 million or 1.26% of the outstanding principal balance of accruing commercial loans at June 30, 2016.

The overall reserve of 1.26% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.24%; special mention commercial loans are reserved at 5.69%; and substandard commercial loans are reserved at 10.87%. At June 30, 2016, the coverage period within the accruing commercial portfolio was approximately 2.51 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.50% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 84 months, through December 31, 2015. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At June 30, 2016, the coverage period within the consumer portfolio was approximately 1.94 years.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the allowance for loan losses in consideration of these factors. Such environmental factors include: global, national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment. Actual loss experience may be more or less than the amount allocated.

Other Income

Other income decreased by $455,000 to $18.7 million for the quarter ended June 30, 2016, compared to $19.2 million for the second quarter of 2015 and decreased by $1.9 million to $36.1 million for the six months ended June 30, 2016, compared to $38.1 million for the same period of 2015.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income from fiduciary activities	$5,438	$5,210	$228	$10,551	$10,122	$429
Service charges on deposits	3,575	3,684	(109)	6,998	7,065	(67)
Other service income	3,351	3,025	326	5,925	5,326	599
Checkcard fee income	3,868	3,665	203	7,400	7,016	384
Bank owned life insurance income	1,049	1,086	(37)	2,246	2,964	(718)
ATM fees	570	614	(44)	1,153	1,192	(39)
OREO valuation adjustments	(221)	(251)	30	(339)	(555)	216
Gain on sale of OREO, net	162	513	(351)	296	1,186	(890)
Gain on commercial loans held for sale	—	—	—	—	756	(756)
Miscellaneous	944	1,645	(701)	1,895	2,992	(1,097)
Other income	$18,736	$19,191	$(455)	$36,125	$38,064	$(1,939)

The following table breaks out the change in total other income for the three and six months ended June 30, 2016 compared to the same periods ended June 30, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended June 30			Change from 2015 to 2016 for the six months ended June 30
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$228	$—	$228	$429	$—	$429
Service charges on deposits	(109)	—	(109)	(67)	—	(67)
Other service income	183	143	326	455	144	599
Checkcard fee income	203	—	203	384	—	384
Bank owned life insurance income	(37)	—	(37)	(718)	—	(718)
ATM fees	(44)	—	(44)	(39)	—	(39)
OREO valuation adjustments	30	—	30	122	94	216
Gain on sale of OREO, net	(112)	(239)	(351)	(684)	(206)	(890)
Gain on commercial loans held for sale	—	—	—	(34)	(722)	(756)
Miscellaneous	(582)	(119)	(701)	(846)	(251)	(1,097)
Other income	$(240)	$(215)	$(455)	$(998)	$(941)	$(1,939)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $228,000, or 4.4%, to $5.4 million for the three months ended June 30, 2016, compared to $5.2 million for the same period in 2015. Fiduciary income increased $429,000, or 4.2%, to $10.6 million for the six months ended June 30, 2016, compared to $10.1 million for the same period in 2015. Fiduciary fees are generally charged based on the market value of customer accounts. The average market value for assets under management for the three months ended June 30, 2016 was $4,529 million and for the six months ended June 30, 2016 was $4,402 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $326,000, or 10.8%, to $3.4 million for the three months ended June 30, 2016, compared to $3.0 million for the same period in 2015. Other service income increased by $599,000, or 11.2%, to $5.9 million for the six months ended June 30, 2016, compared to $5.3 million for the same period in 2015. The increase in other service income was primarily due to an increase in loans originated for sale into the secondary market which increased by $8.0 million for the six months ended June 30, 2016, compared to the same period in 2015.

Bank owned life insurance income decreased by $37,000, or 3.4%, to $1.0 million for the three months ended June 30, 2016, compared to $1.1 million for the same period in 2015. Bank owned life insurance income decreased by $718,000, or 24.2%, for the six months ended June 30, 2016, compared to the same period in 2015. The decrease was related to $40,000 in income from the death benefits paid on policies during the first six months of 2016 compared to $791,000 during the same period in 2015.

Gain on the sale of OREO, net was $162,000 for the three months ended June 30, 2016, compared to $513,000 for the same period in 2015. Gain on the sale of OREO, net was $296,000 for the six months ended June 30, 2016, compared to $1.2 million for the same period in 2015. For the first six months of 2016, OREO with a book value of $2.8 million was sold, compared to OREO with a book value of $11.0 million for the same period of 2015.

Gain on the sale of commercial loans held for sale was $756,000 for the six months ended June 30, 2015. This was related to certain commercial loans held for sale, with a book balance of $144,000 that were sold in the first quarter of 2015, resulting in a net gain of $756,000. There were no sales in the first six months of 2016.

Miscellaneous income decreased by $701,000, to $944,000 for the three months ended June 30, 2016, compared to $1.6 million for the same period in 2015. Miscellaneous income decreased by $1.1 million, to $1.9 million for the six months ended June 30, 2016, compared to $3.0 million for the same period in 2015. Other OREO income was the primary reason for the decline, decreasing $211,000 for the three months ended June 30, 2016, compared to the same period in 2015, and $528,000 for the six months ended June 30, 2016, compared to the same period in 2015.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Salaries	$21,256	$20,995	$261	$42,810	$41,977	$833
Employee benefits	4,894	4,729	165	9,667	10,414	(747)
Occupancy expense	2,639	2,381	258	5,187	4,960	227
Furniture and equipment expense	3,416	2,831	585	6,859	5,693	1,166
Data processing fees	1,373	1,197	176	2,590	2,464	126
Professional fees and services	5,401	5,583	(182)	12,068	10,277	1,791
Marketing	1,073	937	136	2,184	1,950	234
Insurance	1,438	1,362	76	2,849	2,823	26
Communication	1,353	1,233	120	2,574	2,564	10
State tax expense	798	883	(85)	1,724	1,930	(206)
Miscellaneous	1,665	2,536	(871)	6,693	5,335	1,358
Other expense	$45,306	$44,667	$639	$95,205	$90,387	$4,818

The following table breaks out the change in total other expense for the three months and six months ended June 30, 2016, compared to June 30, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended June 30			Change from 2015 to 2016 for the six months ended June 30
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$307	$(46)	$261	$929	$(96)	$833
Employee benefits	149	16	165	(777)	30	(747)
Occupancy expense	258	—	258	227	—	227
Furniture and equipment expense	585	—	585	1,166	—	1,166
Data processing fees	176	—	176	126	—	126
Professional fees and services	170	(352)	(182)	1,576	215	1,791
Marketing	136	—	136	231	3	234
Insurance	77	(1)	76	26	—	26
Communication	120	—	120	10	—	10
State tax expense	(85)	—	(85)	(186)	(20)	(206)
Miscellaneous	(201)	(670)	(871)	2,237	(879)	1,358
Other expense	$1,692	$(1,053)	$639	$5,565	$(747)	$4,818

Salaries increased by $261,000, or 1.2%, to $21.3 million for the three months ended June 30, 2016, compared to $21.0 million for the same period in 2015. The increase for the three months ended June 30, 2016 was due to an increase in share-based compensation expense related to the 2013 Incentive Plan of $112,000 and an increase of $154,000 in incentive compensation, offset by a decrease in salaries expense of $156,000, compared to the same period of 2015. Salaries increased by $833,000, or 2.0%, to $42.8 million for the six months ended June 30, 2016, compared to $42.0 million for the same period in 2015. The increase for the six months ended June 30, 2016 was due to an increase in share-based compensation expense of $321,000, and an increase in salaries expense of $199,000, compared to the same period of 2015.

Employee benefit expenses decreased by $747,000, or 7.2%, to $9.7 million for the six months ended June 30, 2016, compared to $10.4 million for the same period in 2015. The decrease for the six months ended June 30, 2016 was primarily due to a decrease in medical expenses in the first half of 2016 compared to the same period in 2015.

Furniture and equipment expense increased by $585,000, or 20.7%, to $3.4 million for the three months ended June 30, 2016, compared to $2.8 million for the same period in 2015. It increased $1.2 million, or 20.5%, to $6.9 million for the six months ended June 30, 2016, compared to $5.7 million for the same period in 2015. The increase for the three months ended June 30, 2016 was primarily due to a $377,000 increase in depreciation expense and a $224,000 increase in maintenance expense. The increase for the first half was primarily due to a $677,000 increase in depreciation expense and a $504,000 increase in maintenance expense.

Professional fees and services increased by $1.8 million, or 17.4%, to $12.1 million for the six months ended June 30, 2016, compared to $10.3 million for the same period in 2015. The increase was largely related to an increase of $753,000 related to legal expenses and an increase of $576,000 in other miscellaneous fees related to software and services.

Miscellaneous expense decreased by $871,000, or 34.3%, to $1.7 million for the three months ended June 30, 2016, compared to $2.5 million for the same period of 2015.  The decrease of $871,000 for the three months ended June 30, 2016 was related to a reduction in litigation accruals of $1.8 million due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company and a $654,000 reduction in expense related to reserves established for potential mortgage loan repurchases, offset by a $1.5 million increase in contribution expense.

Miscellaneous expense increased by $1.4 million, or 25.5%, to $6.7 million for the six months ended June 30, 2016, compared to $5.3 million for the same period in 2015. The $1.4 million increase for the six-month period ended June 30, 2016 was primarily due to a $1.7 million increase in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company and a $1.5 million increase in contribution expense, offset by a reduction in expenses as $1.1 million was recognized in the first quarter of 2015 related to a prepayment penalty on borrowings and a contract termination fee and a $851,000 reduction in expense related to reserves established for potential mortgage loan repurchases.

Income Tax

Federal income tax expense was $8.3 million for the second quarter of 2016, compared to $8.4 million for the second quarter of 2015. The effective federal income tax rate for the second quarter of 2016 was 29.3%, compared to 28.5% for the same period in 2015. Federal income tax expense was $16.0 million for the first half of 2016, compared to $16.4 million for the first half of 2015. The effective federal income tax rate for the first six months of 2016 was 29.2%, compared to 29.0% for the same period in 2015. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2016 year will be approximately $6.2 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2016 and December 31, 2015

Changes in Financial Condition

Total assets increased by $120.3 million, or 1.6%, to $7,432 million at June 30, 2016, compared to $7,311 million at December 31, 2015. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $166.4 million to $315.9 million at June 30, 2016, compared to $149.5 million at December 31, 2015. Money market instruments represented the majority of this increase, and were $196.0 million at June 30, 2016, compared to $30.0 million at December 31, 2015. This increase in cash and cash equivalents was due to an increase in deposits, primarily related to Park's Insured Cash Sweep Service (ICS) product.

•	Total investment securities decreased by $95.9 million, or 5.8%, to $1,548 million at June 30, 2016, compared to $1,644 million at December 31, 2015.

•	Loans increased by $59.6 million, or 1.2%, to $5,128 million at June 30, 2016, compared to $5,068 million at December 31, 2015.

Total liabilities increased by $93.7 million, or 1.4%, during the first six months of 2016 to $6,692 million at June 30, 2016, from $6,598 million at December 31, 2015. This increase was primarily due to the following:

•
Total deposits increased by $276.2 million, or 5.2%, to $5,624 million at June 30, 2016, compared to $5,348 million at December 31, 2015. The increase in deposits in the first six months of 2016 was largely the result of the product offering for ICS deposits.

•	Short-term borrowings decreased by $183.5 million or 46.5% to $210.7 million at June 30, 2016, compared to $394.2 million at December 31, 2015.

Total shareholders’ equity increased by $26.5 million, or 3.7%, to $739.9 million at June 30, 2016, from $713.4 million at December 31, 2015.

•	Retained earnings increased by $9.7 million during the period as a result of net income of $38.7 million, offset by common share dividends of $29.0 million.

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

Liquidity

Cash and cash equivalents increased by $166.4 million to $315.9 million at June 30, 2016, compared to $149.5 million at December 31, 2015. Cash provided by operating activities was $37.2 million and $34.7 million for the six months ended June 30, 2016 and 2015, respectively.
Cash provided by investing activities was $65.4 million for the six months ended June 30, 2016 and cash used by investing activities was $128.9 million for the six months ended June 30, 2015. Proceeds from the sale, repayment, or maturity of securities provide cash and purchases of securities use cash. Net securities transactions provided cash of $125.1 million for the six months ended June 30, 2016 and used cash of $49.8 million for the six months ended June 30, 2015. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $55.8 million and $76.4 million for the six months ended June 30, 2016 and 2015, respectively
Cash provided by financing activities was $63.9 million and $260.8 million for the six months ended June 30, 2016 and 2015, respectively. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $276.2 million and $384.4 million of cash for the six months ended June 30, 2016 and 2015, respectively. Another major source of cash for financing is short-term borrowings and long term debt. For the six months ended June 30, 2016, net short-term borrowings decreased and used $183.5 million in cash and net long-term borrowings did not change. For the six months ended June 30, 2015, net short-term borrowings decreased and used $38.4 million and net long-term borrowings declined and used $54.5 million in cash. Finally, cash declined by $28.8 million and $28.9 million for the six months ended June 30, 2016 and 2015, respectively, from the payment of dividends.

Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of June 30, 2016. The Corporation’s loan to asset ratio was 69.00% at June 30, 2016, compared to 69.32% at December 31, 2015 and 67.05% at June 30, 2015. Cash and cash equivalents were $315.9 million at June 30, 2016, compared to $149.5 million at December 31, 2015 and $404.3 million at June 30, 2015. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2016 was $739.9 million, or 10.0% of total assets, compared to $713.4 million, or 9.8% of total assets, at December 31, 2015 and $706.0 million, or 9.7% of total assets, at June 30, 2015.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on available-for-sale securities in computing regulatory capital. During the first quarter of 2015, Park adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the new rule, in order to avoid limitations on capital distributions, including dividend payments, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

PNB met each of the well capitalized ratio guidelines at June 30, 2016. The following table indicates the capital ratios for PNB and Park at June 30, 2016 and December 31, 2015.

	As of June 30, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.21%	10.03%	10.03%	11.60%
Park National Corporation	9.33%	12.93%	12.64%	14.62%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.06%	9.83%	9.83%	11.37%
Park National Corporation	9.22%	12.82%	12.54%	14.49%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2015 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2015. There were no significant changes in contractual obligations and commitments during the first six months of 2016.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2016	December 31, 2015
Loan commitments	$924,874	$888,411
Standby letters of credit	$13,448	$12,326

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

On page 40 (Table 35) of Park’s 2015 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 6.03% of interest earning assets at December 31, 2015. At June 30, 2016, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $552 million or 8.06% of interest earning assets.

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

On page 40 of Park’s 2015 Annual Report, management reported that at December 31, 2015, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 10.9% using a declining interest rate scenario over the next year. At June 30, 2016, the earnings simulation model projected that net income would decrease by 1.10% using a rising interest rate scenario and would decrease by 9.12% in a declining interest rate scenario. At June 30, 2016, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As of June 30, 2016, the Company had accrued charges of approximately $2.8 million for legal contingencies related to various legal and other adversary proceedings.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2016, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Incentive Plan. There were no purchases during the three months ended June 30, 2016.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2016	—	$—	—	488,050
May 1 through May 31, 2016	—	—	—	488,050
June 1 through June 30, 2016	—	—	—	488,050
Total	—	$—	—	488,050

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
Credit Agreement, dated as of May 18, 2016, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed May 23, 2016 (File No. 1-13006))

10.2
Note issued by Park National Corporation on May 18, 2016 to U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed May 23, 2016 (File No. 1-13006))

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2016 and December 31, 2015 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2016 and 2015 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2016 and 2015 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: July 28, 2016	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: July 28, 2016	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer