Form 10-Q
period 2016-09-30
PARK NATIONAL CORP /OH/
filed 2016-10-28
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

 Yes   ☐   No   ☒

15,340,728 Common shares, no par value per share, outstanding at October 27, 2016.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$117,457	$119,412
Money market instruments	122,541	30,047
Cash and cash equivalents	239,998	149,459
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,203,988 and $1,436,714 at September 30, 2016 and December 31, 2015, respectively)	1,224,849	1,436,266
Securities held-to-maturity, at amortized cost (fair value of $200,538 and $151,428 at September 30, 2016 and December 31, 2015, respectively)	195,095	149,302
Other investment securities	58,311	58,311
Total investment securities	1,478,255	1,643,879

Loans	5,187,004	5,068,085
Allowance for loan losses	(53,562)	(56,494)
Net loans	5,133,442	5,011,591
Bank owned life insurance	184,181	181,684
Prepaid assets	87,973	80,635
Goodwill	72,334	72,334
Premises and equipment, net	58,361	59,493
Affordable housing tax credit investments	54,757	51,247
Other real estate owned	14,941	18,651
Accrued interest receivable	17,951	18,675
Mortgage loan servicing rights	8,745	9,008
Other	13,154	14,698
Total assets	$7,364,092	$7,311,354

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,429,024	$1,404,032
Interest bearing	4,090,635	3,943,610
Total deposits	5,519,659	5,347,642
Short-term borrowings	218,214	394,242
Long-term debt	742,723	738,105
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	24,756	20,311
Accrued interest payable	2,305	2,338
Other	60,372	50,361
Total liabilities	$6,613,029	$6,597,999

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,820 shares issued at September 30, 2016 and 16,150,854 shares issued at December 31, 2015)	305,152	303,966
Retained earnings	530,177	507,505
Treasury shares (820,039 shares at September 30, 2016 and December 31, 2015)	(82,473)	(82,473)
Accumulated other comprehensive loss, net of taxes	(1,793)	(15,643)
Total shareholders' equity	751,063	713,355
Total liabilities and shareholders’ equity	$7,364,092	$7,311,354

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income:

Interest and fees on loans	$59,893	$57,680	$178,346	$169,555

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	7,339	9,163	23,718	27,665
Obligations of states and political subdivisions	689	12	1,653	12
Other interest income	321	232	844	677
Total interest and dividend income	68,242	67,087	204,561	197,909

Interest expense:

Interest on deposits:
Demand and savings deposits	1,094	614	2,851	1,656
Time deposits	2,352	2,508	7,128	7,672

Interest on borrowings:
Short-term borrowings	84	109	330	348
Long-term debt	6,179	6,141	18,415	18,468

Total interest expense	9,709	9,372	28,724	28,144

Net interest income	58,533	57,715	175,837	169,765

(Recovery of) provision for loan losses	(7,366)	2,404	(3,819)	5,648
Net interest income after (recovery of) provision for loan losses	65,899	55,311	179,656	164,117

Other income:
Income from fiduciary activities	5,315	4,933	15,866	15,055
Service charges on deposit accounts	3,800	3,909	10,798	10,974
Other service income	3,640	3,251	9,565	8,577
Checkcard fee income	3,780	3,643	11,180	10,659
Bank owned life insurance income	1,038	1,574	3,284	4,538
ATM fees	581	648	1,734	1,840
OREO valuation adjustments	(233)	(718)	(572)	(1,273)
Gain on sale of OREO, net	783	243	1,079	1,429
Gain on commercial loans held for sale	—	—	—	756
Miscellaneous	1,831	2,708	3,726	5,700
Total other income	20,535	20,191	56,660	58,255

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other expense:
Salaries	$22,084	$21,692	$64,894	$63,669
Employee benefits	5,073	6,721	14,740	17,135
Occupancy expense	2,506	2,469	7,693	7,429
Furniture and equipment expense	3,437	3,044	10,296	8,737
Data processing fees	1,450	1,383	4,040	3,847
Professional fees and services	6,356	5,424	18,424	15,701
Marketing	1,062	1,058	3,246	3,008
Insurance	1,423	1,399	4,272	4,222
Communication	1,154	1,245	3,728	3,809
State tax expense	895	779	2,619	2,709
Miscellaneous	1,316	2,215	8,009	7,550
Total other expense	46,756	47,429	141,961	137,816

Income before income taxes	39,678	28,073	94,355	84,556

Federal income taxes	12,229	8,033	28,222	24,433

Net income	$27,449	$20,040	$66,133	$60,123

Earnings per Common Share:
Basic	$1.79	$1.30	$4.31	$3.91
Diluted	$1.78	$1.30	$4.29	$3.90

Weighted average common shares outstanding
Basic	15,330,791	15,361,087	15,330,802	15,370,380
Diluted	15,399,707	15,401,808	15,401,825	15,411,511

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$27,449	$20,040	$66,133	$60,123

Other comprehensive (loss) income, net of tax:
Unrealized net holding (loss) gain on securities available-for-sale, net of income tax (benefit) expense of $(1,174) and $3,528 for the three months ended September 30, 2016 and 2015, and $7,459 and $3,328 for the nine months ended September 30, 2016 and 2015, respectively	(2,182)	6,551	13,850	6,179
Other comprehensive (loss) income	$(2,182)	$6,551	$13,850	$6,179

Comprehensive income	$25,267	$26,591	$79,983	$66,302

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except per share data)

	Preferred Shares		Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2015, as previously presented	$—	305,499	$303,104	$486,541	$(77,439)	$(13,608)
Cumulative effect of change in accounting principle for low income housing tax credits, net of tax				(2,057)
Balance at January 1, 2015, as adjusted	$—		$303,104	$484,484	$(77,439)	$(13,608)
Net income				60,123
Other comprehensive income, net of tax						6,179
Dividends on common shares at $2.82 per share				(43,462)
Cash payment for fractional shares in dividend reinvestment plan			(3)
Share-based compensation expense			704
Repurchase of treasury shares					(4,279)
Balance at September 30, 2015	$—		$303,805	$501,145	$(81,718)	$(7,429)

Balance at January 1, 2016	$—		$303,966	$507,505	$(82,473)	$(15,643)
Net income				66,133
Other comprehensive income, net of tax						13,850
Dividends on common shares at $2.82 per share				(43,461)
Cash payment for fractional shares in dividend reinvestment plan			(3)
Share-based compensation expense			1,189
Balance at September 30, 2016	$—		$305,152	$530,177	$(82,473)	$(1,793)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income	$66,133	$60,123

Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for loan losses	(3,819)	5,648
Amortization of loan fees and costs, net	5,439	4,921
Provision for depreciation	6,283	5,362
Amortization (accretion) of investment securities, net	103	(186)
Amortization of prepayment penalty of long-term debt	4,618	4,522
Loan originations to be sold in secondary market	(205,576)	(163,764)
Proceeds from sale of loans in secondary market	201,616	160,593
Gain on sale of loans in secondary market	(3,938)	(2,968)
Share-based compensation expense	1,189	704
OREO valuation adjustments	572	1,273
Gain on sale of OREO, net	(1,079)	(1,429)
Gain on sale of commercial loans held for sale	—	(756)
Bank owned life insurance income	(3,284)	(4,538)

Changes in assets and liabilities:
Increase in other assets	(15,890)	(12,461)
Decrease (increase) in other liabilities	5,443	(3,214)
Net cash provided by operating activities	$57,810	$53,830

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	$706,634	$198,418
Held-to-maturity securities	19,301	29,148
Purchases of:
Available-for-sale securities	(473,627)	(180,273)
Held-to-maturity securities	(61,155)	(6,096)
Net loan originations, portfolio loans	(109,114)	(174,952)
Proceeds from the sale of commercial loans held for sale	—	900
Investments in qualified affordable housing projects	(4,555)	(4,290)
Proceeds from the sale of OREO	6,954	15,189
Purchases of bank owned life insurance	—	(10,045)
Life insurance death benefits	1,050	6,034
Purchases of premises and equipment, net	(5,516)	(9,464)
Net cash provided by (used in) investing activities	$79,972	$(135,431)

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2016	2015
Financing activities:
Net increase in deposits	$172,017	$326,982
Net (decrease) increase in short-term borrowings	(176,028)	1,344
Repayment of long-term debt	—	(79,544)
Proceeds from issuance of long-term debt	—	25,000
Repurchase of treasury shares	—	(4,279)
Cash dividends paid	(43,232)	(43,346)
Net cash (used in) provided by financing activities	$(47,243)	$226,157

Increase in cash and cash equivalents	90,539	144,556

Cash and cash equivalents at beginning of year	149,459	237,699

Cash and cash equivalents at end of period	$239,998	$382,255

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$28,757	$28,225

Income taxes	$17,460	$19,820

Non-cash items:
Loans transferred to OREO	$2,856	$12,845

Transfers from loans to commercial loans held for sale	$—	$144

Securities purchase commitments	$4,323	$—

New commitments in affordable housing tax credit investments	$9,000	$9,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period and nine-month period ended September 30, 2016 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2016.

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

Note 2 – Recent Accounting Pronouncements

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

ASU 2015-02 - Consolidation (Topic 810): Amendments to the Consolidation Analysis: In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. The adoption of this guidance on January 1, 2016 did not have an impact on Park’s consolidated financial statements.

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting: In March 2016, FASB issued ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides simplification for several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity (HTM) debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements, but anticipates that it will have a material impact on Park's allowance for loan losses. Management has established a committee to oversee the implementation of CECL. This committee is currently assessing the data and system requirements necessary for adoption.

ASU 2016-15 - Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force):  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU provides guidance on eight specific cash flow issues where current GAAP is either unclear or does not include specific guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  As such transactions arise, management will utilize the updated guidance within Park’s consolidated statements of cash flows.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016			December 31, 2015
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$958,029	$3,786	$961,815	$955,727	$3,437	$959,164
Commercial real estate *	1,141,002	4,268	1,145,270	1,113,603	4,009	1,117,612
Construction real estate:
SEPH commercial land and development	1,700	—	1,700	2,044	—	2,044
Remaining commercial	136,883	316	137,199	128,046	321	128,367
Mortgage	41,848	88	41,936	36,722	75	36,797
Installment	5,544	18	5,562	6,533	21	6,554
Residential real estate:
Commercial	408,372	925	409,297	410,571	1,014	411,585
Mortgage	1,189,232	1,382	1,190,614	1,210,819	1,469	1,212,288
HELOC	212,968	788	213,756	211,415	769	212,184
Installment	19,481	65	19,546	22,638	78	22,716
Consumer	1,068,343	2,884	1,071,227	967,111	3,032	970,143
Leases	3,602	55	3,657	2,856	14	2,870
Total loans	$5,187,004	$14,575	$5,201,579	$5,068,085	$14,239	$5,082,324
* Included within commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $11.0 million at September 30, 2016 and $10.4 million at December 31, 2015, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $2.8 million and $1.7 million have been reclassified to loans at September 30, 2016 and December 31, 2015, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$22,951	$953	$—	$23,904
Commercial real estate	21,760	4,305	—	26,065
Construction real estate:
SEPH commercial land and development	1,700	—	—	1,700
Remaining commercial	2,257	420	—	2,677
Mortgage	—	105	—	105
Installment	46	96	—	142
Residential real estate:
Commercial	23,700	—	—	23,700
Mortgage	19,768	9,570	750	30,088
HELOC	2,111	629	51	2,791
Installment	589	609	25	1,223
Consumer	2,950	716	897	4,563
Total loans	$97,832	$17,403	$1,723	$116,958

	December 31, 2015
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$21,676	$8,947	$—	$30,623
Commercial real estate	15,268	2,757	—	18,025
Construction real estate:
SEPH commercial land and development	2,044	—	—	2,044
Remaining commercial	4,162	514	—	4,676
Mortgage	7	110	—	117
Installment	64	114	—	178
Residential real estate:
Commercial	25,063	261	—	25,324
Mortgage	20,378	10,143	851	31,372
HELOC	1,749	873	27	2,649
Installment	1,657	635	4	2,296
Consumer	3,819	734	1,093	5,646
Total loans	$95,887	$25,088	$1,975	$122,950

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
(In thousands)	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing Troubled Debt Restructurings	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$23,904	$23,856	$48	$30,623	$30,595	$28
Commercial real estate	26,065	26,065	—	18,025	18,025	—
Construction real estate:
SEPH commercial land and development	1,700	1,700	—	2,044	2,044	—
Remaining commercial	2,677	2,677	—	4,676	4,676	—
Mortgage	105	—	105	117	—	117
Installment	142	—	142	178	—	178
Residential real estate:
Commercial	23,700	23,700	—	25,324	25,324	—
Mortgage	29,338	—	29,338	30,521	—	30,521
HELOC	2,740	—	2,740	2,622	—	2,622
Installment	1,198	—	1,198	2,292	—	2,292
Consumer	3,666	—	3,666	4,553	—	4,553
Total loans	$115,235	$77,998	$37,237	$120,975	$80,664	$40,311

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of September 30, 2016 and December 31, 2015.

	September 30, 2016			December 31, 2015
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$27,346	$13,225	$—	$32,583	$18,763	$—
Commercial real estate	23,558	23,294	—	15,138	14,916	—
Construction real estate:
SEPH commercial land and development	3,268	1,700	—	10,834	2,044	—
Remaining commercial	1,882	1,834	—	2,506	1,531	—
Residential real estate:
Commercial	22,671	21,975	—	23,798	23,480	—

With an allowance recorded:
Commercial, financial and agricultural	14,777	10,631	3,191	16,155	11,832	1,904
Commercial real estate	2,771	2,771	525	3,195	3,109	381
Construction real estate:
Remaining commercial	2,112	843	61	3,145	3,145	1,356
Residential real estate:
Commercial	1,803	1,725	455	1,951	1,844	550
Consumer	—	—	—	—	—	—
Total	$100,188	$77,998	$4,232	$109,305	$80,664	$4,191

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2016 and December 31, 2015, there were $16.7 million and $24.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $5.5 million and $4.5 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves of $4.2 million related to loans individually evaluated for impairment at each of September 30, 2016 and December 31, 2015. These loans with specific reserves had a recorded investment of $16.0 million and $19.9 million as of September 30, 2016 and December 31, 2015, respectively.

Interest income on loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(In thousands)	Recorded Investment as of September 30, 2016	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2015	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$23,856	$26,679	$194	$19,154	$19,793	$35
Commercial real estate	26,065	27,982	243	17,662	17,453	132
Construction real estate:
SEPH commercial land and development	1,700	1,700	—	2,045	2,068	—
Remaining commercial	2,677	3,943	16	5,993	6,059	2
Residential real estate:
Commercial	23,700	24,422	314	24,370	24,560	240
Consumer	—	10	—	—	—	—
Total	$77,998	$84,736	$767	$69,224	$69,933	$409

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
(In thousands)	Recorded investment as of September 30, 2016	Average recorded investment	Interest income recognized	Recorded investment as of September 30, 2015	Average recorded investment	Interest income recognized
Commercial, financial and agricultural	$23,856	$28,217	$740	$19,154	$19,056	$306
Commercial real estate	26,065	22,108	608	17,662	17,857	418
Construction real estate:
SEPH commercial land and development	1,700	1,906	—	2,045	2,073	8
Remaining commercial	2,677	4,338	44	5,993	5,771	13
Residential real estate:
Commercial	23,700	24,618	2,619	24,370	24,784	768
Consumer	—	4	—	—	—	—
Total	$77,998	$81,191	$4,011	$69,224	$69,541	$1,513

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015 by class of loan.

	September 30, 2016
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$1,368	$4,071	$5,439	$956,376	$961,815
Commercial real estate	448	2,724	3,172	1,142,098	1,145,270
Construction real estate:
SEPH commercial land and development	—	1,700	1,700	—	1,700
Remaining commercial	—	79	79	137,120	137,199
Mortgage	45	—	45	41,891	41,936
Installment	93	—	93	5,469	5,562
Residential real estate:
Commercial	120	3,878	3,998	405,299	409,297
Mortgage	8,753	9,637	18,390	1,172,224	1,190,614
HELOC	277	1,190	1,467	212,289	213,756
Installment	293	882	1,175	18,371	19,546
Consumer	10,046	1,955	12,001	1,059,226	1,071,227
Leases	—	—	—	3,657	3,657
Total loans	$21,443	$26,116	$47,559	$5,154,020	$5,201,579
(1) Includes $1.7 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $73.4 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	December 31, 2015
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$670	$7,536	$8,206	$950,958	$959,164
Commercial real estate	142	530	672	1,116,940	1,117,612
Construction real estate:
SEPH commercial land and development	—	2,044	2,044	—	2,044
Remaining commercial	165	84	249	128,118	128,367
Mortgage	63	7	70	36,727	36,797
Installment	200	46	246	6,308	6,554
Residential real estate:
Commercial	325	19,521	19,846	391,739	411,585
Mortgage	10,569	8,735	19,304	1,192,984	1,212,288
HELOC	487	186	673	211,511	212,184
Installment	426	318	744	21,972	22,716
Consumer	11,458	3,376	14,834	955,309	970,143
Leases	—	—	—	2,870	2,870
Total loans	$24,505	$42,383	$66,888	$5,015,436	$5,082,324
(1) Includes $2.0 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $55.5 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2016 and December 31, 2015 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2016 and December 31, 2015 for all commercial loans:

	September 30, 2016
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$5,339	$25	$23,904	$932,547	$961,815
Commercial real estate *	6,917	434	26,065	1,111,854	1,145,270
Construction real estate:
SEPH commercial land and development	—	—	1,700	—	1,700
Remaining commercial	504	119	2,677	133,899	137,199
Residential real estate:
Commercial	989	177	23,700	384,431	409,297
Leases	—	—	—	3,657	3,657
Total commercial loans	$13,749	$755	$78,046	$2,566,388	$2,658,938
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

Troubled Debt Restructurings ("TDRs")

Management classifies loans as TDRs when a borrower is experiencing financial difficulties and Park has granted a concession to the borrower as part of a modification or in the loan renewal process. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of the borrower's debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy. Management’s policy is to modify loans by extending the term or by granting a temporary or permanent contractual interest rate below the market rate, not by forgiving debt. A court's discharge of a borrower's debt in a Chapter 7 bankruptcy is considered a concession when the borrower does not reaffirm the discharged debt. Certain loans which were modified during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and nine-month periods ended September 30, 2016, Park removed the TDR classification on $335,000 and $2.0 million, respectively, of loans that met the requirements discussed above. The TDR classification was not removed on any loans during the three-month and nine-month periods ended September 30, 2015.

At September 30, 2016 and December 31, 2015, there were $51.2 million and $41.1 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2016 and December 31, 2015, $42.7 million and $19.1 million of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2016 and December 31, 2015, there were $17.4 million and $25.1 million, respectively, of TDRs included in accruing loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain of the loans back to accrual status in the future.

At September 30, 2016 and December 31, 2015, Park had commitments to lend $1.2 million and $2.3 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

There were $1.9 million and $2.3 million of specific reserves related to TDRs at September 30, 2016 and December 31, 2015, respectively. Modifications made in 2015 and 2016 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  There were no additional specific reserves recorded during the three-month period ended September 30, 2016 as a result of TDRs identified in 2016. During the nine-month period ended September 30, 2016, $975,000 of additional specific reserves were recorded as a result of TDRs identified in 2016. Additional specific reserves of $212,000 and $1.2 million were recorded during the three-month and nine-month periods ended September 30, 2015, respectively, as a result of TDRs identified in 2015.

The terms of certain other loans were modified during the nine-month periods ended September 30, 2016 and September 30, 2015 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of September 30, 2016 and September 30, 2015 of $437,000 and $245,000, respectively. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $5.1 million and $12.8 million, as of September 30, 2016 and September 30, 2015, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, as well as the recorded investment of these contracts at September 30, 2016 and September 30, 2015. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended September 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$152	$6,451	$6,603
Commercial real estate	6	—	1,777	1,777
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	—	947	947
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	4	—	225	225
Mortgage	14	—	1,173	1,173
HELOC	2	—	91	91
Installment	2	33	4	37
Consumer	74	61	1,508	1,569
Total loans	115	$246	$12,176	$12,422

	Three Months Ended September 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	8	$245	$3,818	$4,063
Commercial real estate	5	—	1,512	1,512
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	196	—	196
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	200	—	200
Mortgage	9	—	748	748
HELOC	5	16	31	47
Installment	1	—	4	4
Consumer	61	51	412	463
Total loans	91	$708	$6,525	$7,233
Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2016, $7.6 million were on nonaccrual status as of December 31, 2015. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2015, $160,000 were on nonaccrual status as of December 31, 2014.

	Nine Months Ended September 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	29	$102	$7,242	$7,344
Commercial real estate	10	2,812	2,306	5,118
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	2	—	1,144	1,144
Mortgage	—	—	—	—
Installment	1	—	9	9
Residential real estate:
Commercial	7	—	918	918
Mortgage	23	96	1,713	1,809
HELOC	10	17	184	201
Installment	4	72	7	79
Consumer	223	115	2,042	2,157
Total loans	309	$3,214	$15,565	$18,779

	Nine Months Ended September 30, 2015
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	33	$1,014	$5,168	$6,182
Commercial real estate	11	—	2,525	2,525
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	1	196	—	196
Mortgage	1	—	20	20
Installment	—	—	—	—
Residential real estate:
Commercial	10	200	1,144	1,344
Mortgage	24	325	1,199	1,524
HELOC	21	242	105	347
Installment	4	—	36	36
Consumer	217	71	748	819
Total loans	322	$2,048	$10,945	$12,993

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2016, $8.5 million were on nonaccrual status as of December 31, 2015. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2015, $1.0 million were on nonaccrual status as of December 31, 2014.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	5	$129	7	$821
Commercial real estate	4	808	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	3	679	1	603
Mortgage	13	1,687	13	902
HELOC	—	—	—	—
Installment	2	7	1	28
Consumer	53	559	50	310
Leases	—	—	—	—
Total loans	80	$3,869	72	$2,664

Of the $3.9 million in modified TDRs which defaulted during the three months ended September 30, 2016, $14,000 were accruing loans and $3.9 million were nonaccrual loans. Of the $2.7 million in modified TDRs which defaulted during the three months ended September 30, 2015, there were $61,000 accruing loans and $2.6 million were nonaccrual loans.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	5	$129	7	$821
Commercial real estate	4	808	—	—
Construction real estate:
SEPH commercial land and development	—	—	—	—
Remaining commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	4	709	1	603
Mortgage	13	1,687	13	902
HELOC	—	—	—	—
Installment	2	7	1	28
Consumer	60	611	55	356
Leases	—	—	—	—
Total loans	88	$3,951	77	$2,710

Of the $4.0 million in modified TDRs which defaulted during the nine months ended September 30, 2016, $14,000 were accruing loans and $3.9 million were nonaccrual loans. Of the $2.7 million in modified TDRs which defaulted during the nine months ended September 30, 2015, $61,000 were accruing loans and $2.6 million were nonaccrual loans.

Note 4 – Allowance for Loan Losses

The allowance for loan losses ("ALLL") is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report.

Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data. Several enhancements were made in the third quarter of 2016 as a result of management's quarterly review.

•
Management updated the historical loss calculation during the third quarter of 2016, incorporating annualized net charge-offs plus changes in specific reserves through September 30, 2016. Additionally, management removed net charge-offs plus changes in specific reserves for the year ended December 31, 2009. Management's belief has been that historical losses should encompass the complete economic cycle. However, given the extended length of the recovery, management determined that 2009 data was no longer reflective of the current portfolio. Management has taken the look back period into consideration in the quarterly evaluation of environmental loss factors.

As part of this mid-year historical loss update, management determined that it was no longer appropriate to more heavily weight those years with higher losses in the historical loss calculation and applied equal percentages to each of the years in this calculation. The trends that existed resulting in management applying this weighting no longer appear to exist, resulting in the adjustment back to equal weightings.

•
As part of the normal quarterly process, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment. Additionally, management updated the calculation of the loss emergence period.

The impact of the changes as described above resulted in a decrease of $3.8 million in the ALLL at September 30, 2016, compared to what the ALLL would have been had the calculation, and related assumptions, used at June 30, 2016 remained constant.

The activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and September 30, 2015 is summarized below.

	Three Months Ended September 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699
Charge-offs	457	4	1,300	293	2,086	—	4,140
Recoveries	246	973	3,659	348	1,142	1	6,369
Net charge-offs/(recoveries)	211	(969)	(2,359)	(55)	944	(1)	(2,229)
Provision/(recovery)	3	401	(5,257)	(1,907)	(604)	(2)	(7,366)
Ending balance	$16,270	$10,573	$5,358	$11,328	$10,033	$—	$53,562

	Three Months Ended September 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$12,124	$9,467	$8,670	$15,268	$11,898	$—	$57,427
Charge-offs	829	46	4	575	2,262	—	3,716
Recoveries	415	386	274	461	832	—	2,368
Net charge-offs/(recoveries)	414	(340)	(270)	114	1,430	—	1,348
Provision/(recovery)	1,549	(352)	50	(132)	1,289	—	2,404
Ending balance	$13,259	$9,455	$8,990	$15,022	$11,757	$—	$58,483

	Nine Months Ended September 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	1,601	82	1,318	1,776	7,183	—	11,960
Recoveries	889	3,005	4,708	1,226	3,017	2	12,847
Net charge-offs/(recoveries)	712	(2,923)	(3,390)	550	4,166	(2)	(887)
Provision/(recovery)	3,288	(1,547)	(6,596)	(1,636)	2,675	(3)	(3,819)
Ending balance	$16,270	$10,573	$5,358	$11,328	$10,033	$—	$53,562

	Nine Months Ended September 30, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$10,719	$8,808	$8,652	$14,772	$11,401	$—	$54,352
Charge-offs	1,680	329	41	1,732	6,379	—	10,161
Recoveries	987	2,188	1,238	1,808	2,420	3	8,644
Net charge-offs/(recoveries)	693	(1,859)	(1,197)	(76)	3,959	(3)	1,517
Provision/(recovery)	3,233	(1,212)	(859)	174	4,315	(3)	5,648
Ending balance	$13,259	$9,455	$8,990	$15,022	$11,757	$—	$58,483

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2016 and December 31, 2015, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2016 and December 31, 2015, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2015 Annual Report).

The composition of the allowance for loan losses at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,191	$525	$61	$455	$—	$—	$4,232
Collectively evaluated for impairment	13,079	10,048	5,297	10,873	10,033	—	49,330
Total ending allowance balance	$16,270	$10,573	$5,358	$11,328	$10,033	$—	$53,562

Loan balance:
Loans individually evaluated for impairment	$23,852	$26,057	$4,377	$23,700	$—	$—	$77,986
Loans collectively evaluated for impairment	934,177	1,114,945	181,599	1,806,352	1,068,343	3,602	5,109,018
Total ending loan balance	$958,029	$1,141,002	$185,976	$1,830,052	$1,068,343	$3,602	$5,187,004

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	13.38%	2.01%	1.39%	1.92%	—%	—%	5.43%
Loans collectively evaluated for impairment	1.40%	0.90%	2.92%	0.60%	0.94%	—%	0.97%
Total	1.70%	0.93%	2.88%	0.62%	0.94%	—%	1.03%

Recorded investment:
Loans individually evaluated for impairment	$23,856	$26,065	$4,377	$23,700	$—	$—	$77,998
Loans collectively evaluated for impairment	937,959	1,119,205	182,020	1,809,513	1,071,227	3,657	5,123,581
Total ending recorded investment	$961,815	$1,145,270	$186,397	$1,833,213	$1,071,227	$3,657	$5,201,579

	December 31, 2015
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$1,904	$381	$1,356	$550	$—	$—	$4,191
Collectively evaluated for impairment	11,790	8,816	7,208	12,964	11,524	1	52,303
Total ending allowance balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494

Loan balance:
Loans individually evaluated for impairment	$30,545	$18,015	$6,716	$25,323	$—	$—	$80,599
Loans collectively evaluated for impairment	925,182	1,095,588	166,629	1,830,120	967,111	2,856	4,987,486
Total ending loan balance	$955,727	$1,113,603	$173,345	$1,855,443	$967,111	$2,856	$5,068,085

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	6.23%	2.11%	20.19%	2.17%	—%	—%	5.20%
Loans collectively evaluated for impairment	1.27%	0.80%	4.33%	0.71%	1.19%	0.04%	1.05%
Total	1.43%	0.83%	4.94%	0.73%	1.19%	0.04%	1.11%

Recorded investment:
Loans individually evaluated for impairment	$30,595	$18,025	$6,720	$25,324	$—	$—	$80,664
Loans collectively evaluated for impairment	928,569	1,099,587	167,042	1,833,449	970,143	2,870	5,001,660
Total ending recorded investment	$959,164	$1,117,612	$173,762	$1,858,773	$970,143	$2,870	$5,082,324

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amount of foreclosed properties held at September 30, 2016 and December 31, 2015 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2016	December 31, 2015
OREO:
Commercial real estate	$8,123	$8,333
Construction real estate	4,668	7,259
Residential real estate	2,150	3,059
Total OREO	$14,941	$18,651

Loans in process of foreclosure:
Residential real estate	$3,341	$2,021

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$27,449	$20,040	$66,133	$60,123
Denominator:
Weighted-average common shares outstanding	15,330,791	15,361,087	15,330,802	15,370,380
Effect of dilutive performance-based restricted stock units	68,916	40,721	71,023	41,131
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,399,707	15,401,808	15,401,825	15,411,511
Earnings per common share:
Basic earnings per common share	$1.79	$1.30	$4.31	$3.91
Diluted earnings per common share	$1.78	$1.30	$4.29	$3.90

Park awarded 41,550 and 23,025 performance-based restricted stock units ("PBRSUs") to certain employees during the nine months ended September 30, 2016 and 2015, respectively. No PBRSUs were awarded during the three months ended September 30, 2016 or 2015. As of September 30, 2016, 85,425 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 68,916 and 40,721 common shares for the three months ended September 30, 2016 and 2015, respectively, and 71,023 and 41,131 common shares for the nine months ended September 30, 2016 and 2015, respectively.

Park repurchased no common shares during the three and nine months ended September 30, 2016. Park repurchased 20,000 common shares during the three months ended September 30, 2015, and 41,500 common shares during the nine months ended September 30, 2015 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions).

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

	Operating Results for the three months ended September 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$57,033	$1,472	$8	$20	$58,533
Recovery of loan losses	(3,345)	(313)	(3,708)	—	(7,366)
Other income (loss)	19,279	(1)	1,126	131	20,535
Other expense	42,327	800	1,789	1,840	46,756
Income (loss) before income taxes	$37,330	$984	$3,053	$(1,689)	$39,678
Federal income taxes (benefit)	11,839	344	1,070	(1,024)	12,229
Net income (loss)	$25,491	$640	$1,983	$(665)	$27,449

Assets (as of September 30, 2016)	$7,287,923	$32,759	$36,938	$6,472	$7,364,092

	Operating Results for the three months ended September 30, 2015
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$55,972	$1,643	$65	$35	$57,715
Provision for (recovery of) loan losses	2,587	282	(465)	—	2,404
Other income	19,699	1	347	144	20,191
Other expense	43,144	726	1,456	2,103	47,429
Income (loss) before income taxes	$29,940	$636	$(579)	$(1,924)	$28,073
Federal income taxes (benefit)	9,233	242	(203)	(1,239)	8,033
Net income (loss)	$20,707	$394	$(376)	$(685)	$20,040

Assets (as of September 30, 2015)	$7,216,773	$36,517	$37,938	$9,112	$7,300,340

	Operating Results for the nine months ended September 30, 2016
(in thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$170,194	$4,416	$1,240	$(13)	$175,837
(Recovery of) provision for loan losses	(450)	1,658	(5,027)	—	(3,819)
Other income (loss)	55,010	(1)	1,272	379	56,660
Other expense	126,418	3,632	4,525	7,386	141,961
Income (loss) before income taxes	$99,236	$(875)	$3,014	$(7,020)	$94,355
Federal income taxes (benefit)	30,923	(305)	1,056	(3,452)	28,222
Net income (loss)	$68,313	$(570)	$1,958	$(3,568)	$66,133

	Operating Results for the nine months ended September 30, 2015
(in thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$164,559	$5,014	$(37)	$229	$169,765
Provision for (recovery of) loan losses	7,329	1,086	(2,767)	—	5,648
Other income	56,431	2	1,434	388	58,255
Other expense	124,662	2,264	4,939	5,951	137,816
Income (loss) before income taxes	$88,999	$1,666	$(775)	$(5,334)	$84,556
Federal income taxes (benefit)	27,800	584	(271)	(3,680)	24,433
Net income (loss)	$61,199	$1,082	$(504)	$(1,654)	$60,123

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2016 and 2015.

The reconciling amounts for consolidated total assets for the periods ended September 30, 2016 and 2015 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2016 and December 31, 2015, respectively, Park had approximately $15.2 million and $7.3 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $15.0 million and $7.2 million at September 30, 2016 and December 31, 2015, respectively. The gain expected upon sale was $200,000 and $95,000 at September 30, 2016 and December 31, 2015, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2016 or December 31, 2015.

During the nine-month period ended September 30, 2015, Park transferred to held for sale and sold certain commercial loans previously held for investment, with a book balance of $144,000, and recognized a gain of $756,000. There were no commercial loans held for sale or sold during the three-month period ended September 30, 2015 or during the three-month and nine-month periods ended September 30, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and nine month periods ended September 30, 2016 and 2015, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$855	$269,145
U.S. Government sponsored entities' asset-backed securities	932,869	20,157	129	952,897
Other equity securities	1,119	1,688	—	2,807
Total	$1,203,988	$21,845	$984	$1,224,849

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$81,812	$1,885	$19	$83,678
Obligations of states and political subdivisions	113,283	3,777	$200	116,860
Total	$195,095	$5,662	$219	$200,538

Securities with unrealized losses at September 30, 2016, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$269,145	$855	$—	$—	$269,145	$855
U.S. Government sponsored entities' asset-backed securities	48,885	64	$28,993	65	$77,878	129
Total	$318,030	$919	$28,993	$65	$347,023	$984
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,700	$19	$7,700	$19
Obligations of states and political subdivisions	13,259	$200	—	—	$13,259	200
Total	$13,259	$200	$7,700	$19	$20,959	$219

Investment securities at December 31, 2015, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$527,605	$—	$5,542	$522,063
U.S. Government sponsored entities' asset-backed securities	907,989	8,776	5,272	911,493
Other equity securities	1,120	1,590	—	2,710
Total	$1,436,714	$10,366	$10,814	$1,436,266

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$48,190	$734	$—	$48,924
U.S. Government sponsored entities' asset-backed securities	101,112	1,526	134	102,504
Total	$149,302	$2,260	$134	$151,428

Securities with unrealized losses at December 31, 2015, were as follows:

	Unrealized loss position for less than 12 months		Unrealized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$326,973	$2,117	$195,090	$3,425	$522,063	$5,542
U.S. Government sponsored entities' asset-backed securities	384,169	2,776	114,543	2,496	498,712	5,272
Total	$711,142	$4,893	$309,633	$5,921	$1,020,775	$10,814
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$5,656	$10	$7,792	$124	$13,448	$134

Management does not believe any of the unrealized losses at September 30, 2016 or December 31, 2015 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2016, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations:
Due one through five years	$270,000	269,145	1.18%
Total	$270,000	$269,145	1.18%

U.S. Government sponsored entities' asset-backed securities:	$932,869	$952,897	2.13%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of state and political subdivisions:
Due over ten years	$113,283	$116,860	4.35%
Total	$113,283	$116,860	4.35%

U.S. Government sponsored entities' asset-backed securities	$81,812	$83,678	3.31%

All of Park’s securities shown in the table above as U.S. Treasury and other U.S. Government sponsored entities' notes are callable notes. These callable securities have final maturities of 1 to 4 years. Of the $269.1 million reported at September 30, 2016, none were expected to be called. The remaining average life of the investment portfolio is estimated to be 4.0 years.
There were no sales of investment securities during the three-month or nine-month periods ended September 30, 2016 or 2015.

Investment securities having an amortized cost of $1,033 million and $1,072 million at September 30, 2016 and December 31, 2015, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB") and the Federal Reserve Bank ("FRB"). These restricted stock investments are carried at their redemption value.

	September 30, 2016	December 31, 2015
(In thousands)
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Total	$58,311	$58,311

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At September 30, 2016, 483,675 common shares were available for future grants under the 2013 Incentive Plan.

On January 24, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 21,975 performance-based restricted stock units (“PBRSUs”) to certain employees of Park, which grants were effective on January 24, 2014. On December 16, 2014, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 23,025 PBRSUs to certain employees of Park, which grants were effective on January 2, 2015. On December 7, 2015, the Compensation Committee of the Board of Directors of Park granted awards of an aggregate of 41,550 PBRSUs to certain employees of Park, which grants were effective on January 1, 2016. The number of PBRSUs earned or settled will depend on certain performance conditions and are also subject to service-based vesting. As of September 30, 2016, 1,125 PBRSUs have been forfeited.

Share-based compensation expense of $398,000 and $234,000 was recognized for the three-month periods ended September 30, 2016 and 2015, respectively, and $1.2 million and $704,000 for the nine-month periods ended September 30, 2016 and 2015, respectively. Park expects to recognize additional share-based compensation expense of approximately $389,000 through the first quarter of 2018 related to PBRSUs granted in 2014, approximately $871,000 through the first quarter of 2019 related to PBRSUs granted in 2015 and approximately $2.3 million through the first quarter of 2020 related to PBRSUs granted in 2016.

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month or nine-month periods ended September 30, 2016 and 2015.

The following table shows the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Service cost	$1,264	$1,342	$3,792	$4,026
Interest cost	1,217	1,174	3,651	3,522
Expected return on plan assets	(2,737)	(2,855)	(8,211)	(8,565)
Amortization of prior service cost	—	4	—	12
Recognized net actuarial loss	193	159	579	477
Net periodic benefit income	$(63)	$(176)	$(189)	$(528)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.31 billion at September 30, 2016, $1.28 billion at December 31, 2015 and $1.27 billion at September 30, 2015. At September 30, 2016, $4.3 million of the sold mortgage loans were sold with recourse, compared to $5.4 million at December 31, 2015 and $5.7 million at September 30, 2015. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At September 30, 2016 and December 31, 2015, management had established reserves of $270,000 and $454,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Mortgage servicing rights:
Carrying amount, net, beginning of period	$8,880	$8,561	$9,008	$8,613
Additions	747	476	1,618	1,283
Amortization	(522)	(436)	(1,312)	(1,266)
Changes in valuation allowance	(360)	211	(569)	182
Carrying amount, net, end of period	$8,745	$8,812	$8,745	$8,812

Valuation allowance:
Beginning of period	$751	$855	$542	$826
Changes in valuation allowance	360	(211)	569	(182)
End of period	$1,111	$644	$1,111	$644

Servicing fees included in other service income were $0.9 million for the three months ended September 30, 2016 and $0.8 million for the same period of 2015, and were $2.5 million for each of the nine months ended September 30, 2016 and 2015, respectively.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$269,145	$—	$269,145
U.S. Government sponsored entities’ asset-backed securities	—	952,897	—	952,897
Equity securities	2,028	—	779	2,807
Mortgage loans held for sale	—	15,204	—	15,204
Mortgage IRLCs	—	301	—	301

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$522,063	$—	$522,063
U.S. Government sponsored entities’ asset-backed securities	—	911,493	—	911,493
Equity securities	1,941	—	769	2,710
Mortgage loans held for sale	—	7,306	—	7,306
Mortgage IRLCs	—	165	—	165

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2016 or 2015. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The tables below are a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2016 and 2015, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2016 and 2015

(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2016	$821	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(42)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2016	$779	$(226)

Balance at July 1, 2015	$744	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	13	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2015	$757	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2016 and 2015

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	10	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2016	$779	$(226)

Balance at January 1, 2015	$776	$(226)
Total gains/(losses)
Included in earnings – realized	—	—
Included in earnings – unrealized	—	—
Included in other comprehensive income	(19)	—
Purchases, sales, issuances and settlements, other	—	—
Re-evaluation of fair value swap	—	—
Balance at September 30, 2015	$757	$(226)

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

Fair Value Measurements at September 30, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,374	$3,374
Construction real estate:
SEPH commercial land and development	—	—	1,700	1,700
Remaining commercial	—	—	861	861
Residential real estate	—	—	1,941	1,941
Total impaired loans recorded at fair value	$—	$—	$7,876	$7,876

Mortgage servicing rights	$—	$4,319	$—	$4,319

OREO:
Commercial real estate	—	—	3,125	3,125
Construction real estate	—	—	3,348	3,348
Residential real estate	—	—	1,254	1,254
Total OREO	$—	$—	$7,727	$7,727

Fair Value Measurements at December 31, 2015 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2015
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,698	$3,698
Construction real estate:
SEPH commercial land and development	—	—	2,044	2,044
Remaining commercial	—	—	1,872	1,872
Residential real estate	—	—	1,882	1,882
Total impaired loans recorded at fair value	$—	$—	$9,496	$9,496

Mortgage servicing rights	$—	$1,867	$—	$1,867

OREO:
Commercial real estate	—	—	2,796	2,796
Construction real estate	—	—	3,387	3,387
Residential real estate	—	—	2,332	2,332
Total OREO	$—	$—	$8,515	$8,515

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

	September 30, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$8,918	$3,929	$1,042	$7,876
Remaining impaired loans	69,080	18,272	3,190	65,890
Total impaired loans	$77,998	$22,201	$4,232	$73,766

	December 31, 2015
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$11,783	$10,512	$2,287	$9,496
Remaining impaired loans	68,881	18,193	1,904	66,977
Total impaired loans	$80,664	$28,705	$4,191	$76,473

The income (expense) from credit adjustments related to impaired loans carried at fair value during the three months ended September 30, 2016 and 2015 was $2.9 million and $(0.1) million, respectively. The income (expense) of credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2016 and 2015 was $1.9 million and $(1.8) million, respectively.

MSRs totaled $8.7 million at September 30, 2016. Of this $8.7 million MSR carrying balance, $4.3 million was recorded at fair value and included a valuation allowance of $1.1 million. The remaining $4.4 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2016. At December 31, 2015, MSRs totaled $9.0 million. Of this $9.0 million MSR carrying balance, $1.9 million was recorded at fair value and included a valuation allowance of $0.5 million. The remaining $7.1 million was recorded at cost, as the fair value exceeded cost at December 31, 2015. The (expense) income related to MSRs carried at fair value during the three-month periods ended September 30, 2016 and 2015 was $(360,000) and $211,000, respectively. The (expense) income related to MSRs carried at fair value during the nine-month periods ended September 30, 2016 and 2015 was $(569,000) and $182,000, respectively.

Total OREO held by Park at September 30, 2016 and December 31, 2015 was $14.9 million and $18.7 million, respectively. Approximately 52% of OREO held by Park at September 30, 2016 and 46% at December 31, 2015 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2016 and December 31, 2015, OREO held at fair value, less estimated selling costs, amounted to $7.7 million and $8.5 million, respectively. The net expense related to OREO fair value adjustments was $0.2 million and $0.7 million for the three-month periods ended September 30, 2016 and 2015, respectively, and $0.6 million and $1.3 million for the nine-month periods ended September 30, 2016 and 2015, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015:

September 30, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,374	Sales comparison approach	Adj to comparables	0.0% - 90.0% (21.9%)
		Income approach	Capitalization rate	7.0% - 11.0% (10.1%)
		Cost approach	Accumulated depreciation	17.0% - 50.0% (38.2%)

Construction real estate:
SEPH commercial land and development	$1,700	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.5%)

Remaining commercial	$861	Sales comparison approach	Adj to comparables	0.0% - 15.6% (1.6%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$1,941	Sales comparison approach	Adj to comparables	0.0% - 110.0% (15.4%)
		Income approach	Capitalization rate	10.0% (10.0%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Other real estate owned:
Commercial real estate	$3,125	Sales comparison approach	Adj to comparables	0.0% - 69.0% (23.0%)
		Income approach	Capitalization rate	9.5% - 14.0% (9.9%)

Construction real estate	$3,348	Sales comparison approach	Adj to comparables	0.0% - 85.0% (27.4%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,254	Sales comparison approach	Adj to comparables	2.8% - 61.8% (30.2%)

Balance at December 31, 2015
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,698	Sales comparison approach	Adj to comparables	0.0% - 45.9% (20.3%)
		Income approach	Capitalization rate	7.0% - 13.3% (9.5%)
		Cost approach	Accumulated depreciation	50.0% (50.0%)

Construction real estate:
SEPH commercial land and development	$2,044	Sales comparison approach	Adj to comparables	5.0% - 40.0% (22.1%)
		Bulk sale approach	Discount rate	10.7% (10.7%)

Remaining commercial	$1,872	Sales comparison approach	Adj to comparables	0.0% - 25.3% (1.0%)
		Bulk sale approach	Discount rate	10.0% - 10.7% (10.0%)

Residential real estate	$1,882	Sales comparison approach	Adj to comparables	0.0% - 96.7% (12.5%)
		Income approach	Capitalization rate	3.8% - 10.1% (9.1%)
		Cost approach	Accumulated depreciation	33.3% - 50.0% (43.4%)

Other real estate owned:
Commercial real estate	$2,796	Sales comparison approach	Adj to comparables	2.0% - 71.0% (26.9%)
		Income approach	Capitalization rate	9.5% (9.5%)

Construction real estate	$3,387	Sales comparison approach	Adj to comparables	0.0% - 85.0% (24.3%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$2,332	Sales comparison approach	Adj to comparables	0.1% - 61.8% (23.0%)

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

The fair value of financial instruments at September 30, 2016 and December 31, 2015, was as follows:

	September 30, 2016
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$239,998	$239,998	$—	$—	$239,998
Investment securities	1,419,944	2,028	1,422,580	779	1,425,387
Accrued interest receivable - securities	3,376	—	3,376	—	3,376
Accrued interest receivable - loans	14,575	—	—	14,575	14,575

Loans held for sale	15,204	—	15,204	—	15,204
Mortgage IRLCs	301	—	301	—	301
Impaired loans carried at fair value	7,876	—	—	7,876	7,876
Other loans, net	5,110,061	—	—	5,090,488	5,090,488
Loans receivable, net	$5,133,442	$—	$15,505	$5,098,364	$5,113,869

Financial liabilities:
Noninterest bearing checking accounts	$1,429,024	$1,429,024	$—	$—	$1,429,024
Interest bearing transactions accounts	1,227,995	1,227,995	—	—	1,227,995
Savings accounts	1,716,951	1,716,951	—	—	1,716,951
Time deposits	1,140,288	—	1,145,680	—	1,145,680
Other	5,401	5,401	—	—	5,401
Total deposits	$5,519,659	$4,379,371	$1,145,680	$—	$5,525,051

Short-term borrowings	$218,214	$—	$218,214	$—	$218,214
Long-term debt	742,723	—	777,696	—	777,696
Subordinated debentures/notes	45,000	—	40,964	—	40,964
Accrued interest payable – deposits	977	75	902	—	977
Accrued interest payable – debt/borrowings	1,328	—	1,327	—	1,327

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

	December 31, 2015
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$149,459	$149,459	$—	$—	$149,459
Investment securities	1,585,568	1,941	1,584,984	769	1,587,694
Accrued interest receivable - securities	4,436	—	4,436	—	4,436
Accrued interest receivable - loans	14,239	—	—	14,239	14,239

Loans held for sale	7,306	—	7,306	—	7,306
Mortgage IRLCs	165	—	165	—	165
Impaired loans carried at fair value	9,496	—	—	9,496	9,496
Other loans, net	4,994,624	—	—	4,997,318	4,997,318
Loans receivable, net	$5,011,591	$—	$7,471	$5,006,814	$5,014,285

Financial liabilities:
Noninterest bearing checking accounts	$1,404,032	$1,404,032	$—	$—	$1,404,032
Interest bearing transactions accounts	1,107,200	1,107,200	—	—	1,107,200
Savings accounts	1,544,708	1,544,708	—	—	1,544,708
Time deposits	1,290,412	—	1,295,329	—	1,295,329
Other	1,290	1,290	—	—	1,290
Total deposits	$5,347,642	$4,057,230	$1,295,329	$—	$5,352,559

Short-term borrowings	$394,242	$—	$394,242	$—	$394,242
Long-term debt	738,105	—	771,420	—	771,420
Subordinated debentures/notes	45,000	—	41,596	—	41,596
Accrued interest payable – deposits	987	66	921	—	987
Accrued interest payable – debt/borrowings	1,351	4	1,347	—	1,351

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2016 and 2015:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at July 1, 2016	$(15,351)	$15,740	$389
Other comprehensive loss before reclassifications	—	(2,182)	(2,182)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(2,182)	(2,182)
Ending balance at September 30, 2016	$(15,351)	$13,558	$(1,793)

Beginning balance at July 1, 2015	$(14,865)	$885	$(13,980)
Other comprehensive income before reclassifications	—	6,551	6,551
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	6,551	6,551
Ending balance at September 30, 2015	$(14,865)	$7,436	$(7,429)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains and losses on available for sale securities	Total
Beginning balance at January 1, 2016	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	13,850	13,850
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	13,850	13,850
Ending balance at September 30, 2016	$(15,351)	$13,558	$(1,793)

Beginning balance at January 1, 2015	$(14,865)	$1,257	$(13,608)
Other comprehensive income before reclassifications	—	6,179	6,179
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	6,179	6,179
Ending balance at September 30, 2015	$(14,865)	$7,436	$(7,429)

During the three-month and nine-month periods ended September 30, 2016 and 2015, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of September 30, 2016 and December 31, 2015.

(in thousands)	September 30, 2016	December 31, 2015
Affordable housing tax credit investments	$54,757	$51,247
Unfunded commitments	24,756	20,311

During the three months ended September 30, 2016 and 2015, Park recognized amortization expense of $1.8 million and $1.7 million, respectively, and during the nine months ended September 30, 2016 and 2015, Park recognized amortization expense of $5.5 million and $5.2 million, respectively, which was included within the provision for income taxes. Additionally, during each of the three months ended September 30, 2016 and 2015, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million, and during the nine months ended September 30, 2016 and 2015, recognized tax credits and other benefits from its affordable housing tax credit investments of $7.0 million and $6.8 million, respectively.
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

At September 30, 2016 and December 31, 2015, Park's repurchase agreement borrowings totaled $518 million and $554 million, respectively. At both September 30, 2016 and December 31, 2015, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $572 million and $622 million at September 30, 2016 and December 31, 2015, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2016 and December 31, 2015, Park had $465 million and $583 million, respectively, of available unpledged securities.

The following table presents the carrying value of Park's repurchase agreements by remaining contractual maturity at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$217,110	$—	$—	$301,104	$518,214

	December 31, 2015
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$247,618	$2,239	$—	$304,385	$554,242

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $6.0 million and $9.8 million remained unamortized as of September 30, 2016 and December 31, 2015, respectively.

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

As of September 30, 2016, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

Note 19 - Subsequent Events

On October 20, 2016, Park prepaid $50 million of FHLB advances, incurring a $5.6 million prepayment penalty which will be reflected as an expense in the fourth quarter of 2016. These advances had an interest rate of 3.15% and a maturity date of November 13, 2023. The advances prepaid had an expected annual expense of $1.575 million for the year ended December 31, 2017.

The prepayment was made using excess cash, which averaged $220.5 million for the nine months ended September 30, 2016. Excess cash is shown as money market instruments on the consolidated condensed balance sheets and is invested overnight with the Federal Reserve at the overnight federal funds sold rate. For the nine months ended September 30, 2016, Park earned 0.51% on these money market instruments.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, banking, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the JOBS Act, the FAST Act and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the United Kingdom's exit from the European Union and its consequences; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, terrorist activities or international hostilities on the economy and financial markets, generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Park believes the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb probable incurred credit losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the loan portfolio and of current economic conditions. However, this evaluation has subjective components requiring material estimates, including expected default probabilities, the expected loss given default, the amounts and timing of expected future cash flows on impaired loans, and estimated losses on consumer loans and residential mortgage loans based on historical loss experience and current economic conditions. All of these factors may be susceptible to significant change. To the extent that actual results differ from management estimates, additional loan loss provisions may be required that would adversely impact earnings in future periods. Refer to the “Credit Metrics and (Recovery of) Provision for Loan Losses” section within this MD&A for additional discussion.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2016 and 2015

Summary Discussion of Results

Net income for the three months ended September 30, 2016 was $27.4 million, compared to $20.0 million for the third quarter of 2015. Diluted earnings per common share were $1.78 for the third quarter of 2016, compared to $1.30 for the third quarter of 2015. Weighted average diluted common shares outstanding were 15,399,707 for the third quarter of 2016, compared to 15,401,808 weighted average diluted common shares for the third quarter of 2015. Net income for the nine months ended September 30, 2016 was $66.1 million, compared to $60.1 million for the same period of 2015. Diluted earnings per common share for the nine months ended September 30, 2016, were $4.29, compared to $3.90 for the same period of 2015. Weighted average diluted common shares outstanding were 15,401,825 for the nine months ended September 30, 2016, compared to 15,411,511 weighted average diluted common shares for the same period of 2015.

Financial Results by segment
The table below reflects the net income (loss) by segment for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
PNB	$25,491	$21,078	$21,744	$68,313	$61,199	$84,345	$82,907
GFSC	640	626	(1,836)	(570)	1,082	1,423	1,175
Parent Company	(665)	(1,069)	(1,834)	(3,568)	(1,654)	(4,549)	(5,050)
Ongoing operations	$25,466	$20,635	$18,074	$64,175	$60,627	$81,219	$79,032
SEPH	1,983	(637)	612	1,958	(504)	(207)	4,925
Total Park	$27,449	$19,998	$18,686	$66,133	$60,123	$81,012	$83,957

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
Net interest income	$57,033	$56,006	$57,155	$170,194	$164,559	$220,879	$218,641
(Recovery of) provision for loan losses	(3,345)	1,362	1,533	(450)	7,329	7,665	3,517
Other income	19,279	18,508	17,223	55,010	56,431	75,188	69,384
Other expense	42,327	42,731	41,360	126,418	124,662	167,476	163,641
Income before income taxes	$37,330	$30,421	$31,485	$99,236	$88,999	$120,926	$120,867
Federal income taxes	11,839	9,343	9,741	30,923	27,800	36,581	37,960
Net income	$25,491	$21,078	$21,744	$68,313	$61,199	$84,345	$82,907

Net interest income of $170.2 million for the nine months ended September 30, 2016 represented a $5.6 million, or 3.4%, increase, compared to $164.6 million for the nine months ended September 30, 2015. The increase was primarily due to a $223 million, or 4.6%, increase in average loans from $4.8 billion for the nine months ended September 30, 2015, to $5.1 billion for the nine months ended September 30, 2016. Included in interest income for the nine months ended September 30, 2016 was $725,000 in income related to PNB participations in legacy Vision Bank ("Vision") assets, compared to $184,000 for the nine months ended September 30, 2015. The increase in interest income on loans was partially offset by a $2.3 million decrease in interest income on investments from $27.6 million for the nine months ended September 30, 2015, to $25.3 million for the nine months ended September 30, 2016.
The recovery of loan losses of $450,000 for the nine months ended September 30, 2016 represented an improvement of $7.8 million, compared to a provision of loan losses of $7.3 million for the same period in 2015. Refer to the “Credit Metrics and (Recovery of) Provision for Loan Losses” section for additional details regarding the level of the (recovery of) provision for loan losses recognized in each period presented above.
Other income of $55.0 million for the nine months ended September 30, 2016 represented a $1.4 million, or 2.5%, decrease, compared to $56.4 million for the same period in 2015. The $1.4 million decrease was primarily due to income of $1.3 million related to proceeds from the death benefits paid from bank owned life insurance policies in 2015, income of $372,000 related to the sale of a building in 2015, $544,000 in income related to check card incentives in 2015 and an aggregate decrease of $724,000 in gain on sale of OREO, net, OREO valuation adjustments, and other OREO income in 2016 compared to 2015.  These items were offset by a $732,000 increase in other service income primarily related to mortgage loan originations, a $521,000 increase in checkcard income, and a $812,000 increase in income from fiduciary activities, in each case in 2016 compared to 2015.

Other expense of $126.4 million for the nine months ended September 30, 2016 represented an increase of $1.8 million, or 1.4%, compared to $124.7 million for the same period in 2015. The $1.8 million increase was primarily related to a $965,000 increase in salaries expense of which $401,000 was related to severance, a $1.6 million increase in furniture and equipment expense, and a $1.0 million increase in professional fees and services, offset by a decrease of $2.6 million related to employee benefits expense, largely related to a decline in medical expenses.

PNB's results for the nine months ended September 30, 2016 and 2015, and for the fiscal year ended December 31, 2015, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these periods is detailed in the table below:

	Nine months YTD 2016			Nine months YTD 2015			2015
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$170,194	$725	$169,469	$164,559	$184	$164,375	$220,879	$241	$220,638
(Recovery of) provision for loan losses	(450)	(2,736)	2,286	7,329	(1,352)	8,681	7,665	(1,453)	9,118
Other income	55,010	163	54,847	56,431	1,214	55,217	75,188	1,225	73,963
Other expense	126,418	479	125,939	124,662	599	124,063	167,476	700	166,776
Income before income taxes	$99,236	$3,145	$96,091	$88,999	$2,151	$86,848	$120,926	$2,219	$118,707
Federal income tax expense	30,923	980	29,943	27,800	672	27,128	36,581	671	35,910
Net income	$68,313	$2,165	$66,148	$61,199	$1,479	$59,720	$84,345	$1,548	$82,797
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of September 30, 2016, December 31, 2015 and September 30, 2015.

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015	% change from 12/31/15	% change from 09/30/15
Loans	$5,148,482	$5,029,072	$4,960,654	2.37%	3.79%
Allowance for loan losses	51,573	54,453	56,403	(5.29)%	(8.56)%
Net loans	5,096,909	4,974,619	4,904,251	2.46%	3.93%
Investment securities	1,475,863	1,641,539	1,467,009	(10.09)%	0.60%
Total assets	7,287,923	7,229,764	7,216,773	0.80%	0.99%
Average assets (1)	7,339,517	7,219,898	7,206,175	1.66%	1.85%
Efficiency ratio	55.73%	56.42%	56.27%	(1.22)%	(0.96)%
Return on average assets (2)	1.24%	1.17%	1.14%	5.98%	8.77%
(1) Average assets for the nine-month periods ended September 30, 2016 and 2015 and for the fiscal year ended December 31, 2015.
(2) Annualized for the nine-month periods ended September 30, 2016 and 2015.

Loans outstanding at September 30, 2016 were $5.15 billion, compared to $5.03 billion at December 31, 2015, an increase of $119 million for the nine months ended September 30, 2016, or an annualized 3.2%. The loan growth for the nine-month period consisted of commercial loan growth of $35.9 million (1.9% annualized), consumer loan growth of $100.2 million (13.7% annualized), and HELOC loan growth of $1.6 million (1.0% annualized), offset by a reduction in residential loan balances of $16.0 million (1.7% annualized).

PNB's allowance for loan losses decreased by $2.9 million, or 5.3%, to $51.6 million at September 30, 2016, compared to $54.5 million at December 31, 2015. Net charge-offs were $2.4 million, or an annualized 0.06% of total average loans, for the nine months ended September 30, 2016. Refer to the “Credit Metrics and (Recovery of) Provision for Loan Losses” section for additional information regarding PNB's loan portfolio and the level of (recovery of) provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
Net interest income	$1,472	$1,440	$1,504	$4,416	$5,014	$6,588	$7,457
(Recovery of) provision for loan losses	(313)	1,444	527	1,658	1,086	1,415	1,544
Other (loss) income	(1)	—	—	(1)	2	2	(1)
Other expense	800	(966)	3,798	3,632	2,264	2,984	4,103
Income (loss) before income taxes	$984	$962	$(2,821)	$(875)	$1,666	$2,191	$1,809
Federal income taxes (benefit)	344	336	(985)	(305)	584	768	634
Net income (loss)	$640	$626	$(1,836)	$(570)	$1,082	$1,423	$1,175

The provision for loan losses of $1.7 million for the nine months ended September 30, 2016 represented an increase of $572,000, compared to $1.1 million for the same period of 2015. Refer to the “Credit Metrics and (Recovery of) Provision for Loan Losses” section for additional information regarding Guardian's loan portfolio and the level of (recovery of) provision for loan losses recognized in each period presented.

Other expense of $3.6 million for the nine months ended September 30, 2016 represented a $1.3 million increase compared to $2.3 million for the first nine months of 2015. The fluctuations in other expense during 2016 primarily related to the ongoing evaluation of litigation accruals.

The table below provides certain balance sheet information and financial ratios for GFSC as of September 30, 2016, December 31, 2015 and September 30, 2015.

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015	% change from 12/31/15	% change from 09/30/15
Loans	$32,236	$35,469	$35,942	(9.12)%	(10.31)%
Allowance for loan losses	1,988	2,041	2,080	(2.60)%	(4.42)%
Net loans	30,248	33,428	33,862	(9.51)%	(10.67)%
Total assets	32,759	35,793	36,517	(8.48)%	(10.29)%
Average assets (1)	33,621	37,675	38,171	(10.76)%	(11.92)%
Return on average assets (2)	(2.27)%	3.78%	3.79%	N.M.	N.M.
(1) Average assets for the nine months ended September 30, 2016 and 2015, and for the fiscal year ended December 31, 2015.
(2) Annualized for the nine months ended September 30, 2016 and 2015.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
Net interest income (expense)	$20	$(32)	$(1)	$(13)	$229	$239	$(2,012)
Provision for loan losses	—	—	—	—	—	—	—
Other income	131	116	132	379	388	513	175
Other expense	1,840	2,209	3,337	7,386	5,951	9,972	8,000
Loss before income tax benefit	$(1,689)	$(2,125)	$(3,206)	$(7,020)	$(5,334)	$(9,220)	$(9,837)
Federal income tax benefit	(1,024)	(1,056)	(1,372)	(3,452)	(3,680)	(4,671)	(4,787)
Net loss	$(665)	$(1,069)	$(1,834)	$(3,568)	$(1,654)	$(4,549)	$(5,050)

The net interest income (expense) for Park's parent company included, for all periods presented, interest income on loans to SEPH and on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. Additionally, net interest income (expense) included, for all periods presented, interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012. Results for the fiscal year ended December 31, 2014 included, in addition to the items previously discussed, interest expense related to the $35.25 million of 10% Subordinated Notes due December 23, 2019 issued by Park to accredited investors on December 23, 2009. Park paid off the $35.25 million outstanding principal amount of the 10% Subordinated Notes due December 23, 2019, plus accrued interest, on December 24, 2014, the earliest redemption date allowable under the related note purchase agreement dated December 23, 2009.

Other expense of $7.4 million for the nine months ended September 30, 2016 represented an increase of $1.4 million, or 24.1%, compared to $6.0 million for the nine months ended September 30, 2015. The $1.4 million increase was primarily related to an increase of $604,000 in professional fees and services, an increase of $483,000 in miscellaneous other expense and an increase of $368,000 in salaries expense.

SEPH

The table below reflects SEPH's net income (loss) for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
Net interest income (expense)	$8	$71	$1,161	$1,240	$(37)	$(74)	$958
Recovery of loan losses	(3,708)	(169)	(1,150)	(5,027)	(2,767)	(4,090)	(12,394)
Other income	1,126	112	34	1,272	1,434	1,848	5,991
Other expense	1,789	1,332	1,404	4,525	4,939	6,182	11,766
Income (loss) before income taxes	$3,053	$(980)	$941	$3,014	$(775)	$(318)	$7,577
Federal income tax expense (benefit)	1,070	(343)	329	1,056	(271)	(111)	2,652
Net income (loss)	$1,983	$(637)	$612	$1,958	$(504)	$(207)	$4,925

SEPH's financial results for the nine months ended September 30, 2016 included net recoveries of $5.0 million. The net recoveries during 2016 consisted of $212,000 in charge-offs offset by recoveries from loans previously charged off of $5.2 million. The $414,000 decrease in other expense for the nine months ended September 30, 2016 compared to the same period of 2015 was primarily the result of a $390,000 decrease in OREO related expenses and a $843,000 decrease in expense related to reserves established for potential mortgage loan repurchases, offset by increases in legal fees of $275,000 and management and consulting services of $675,000.

Legacy Vision assets at SEPH totaled $22.3 million as of September 30, 2016. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.6 million at September 30, 2016.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2016, for the first nine months of 2016 and 2015, and for the fiscal years ended December 31, 2015 and 2014.

(In thousands)	Q3 2016	Q2 2016	Q1 2016	Nine months YTD 2016	Nine months YTD 2015	2015	2014
Net interest income	$58,533	$57,485	$59,819	$175,837	$169,765	$227,632	$225,044
(Recovery of) provision for loan losses	(7,366)	2,637	910	(3,819)	5,648	4,990	(7,333)
Other income	20,535	18,736	17,389	56,660	58,255	77,551	75,549
Other expense	46,756	45,306	49,899	141,961	137,816	186,614	187,510
Income before income taxes	$39,678	$28,278	$26,399	$94,355	$84,556	$113,579	$120,416
Federal income taxes	12,229	8,280	7,713	28,222	24,433	32,567	36,459
Net income	$27,449	$19,998	$18,686	$66,133	$60,123	$81,012	$83,957

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarter of 2016 and 2015

Net interest income increased by $818,000, or 1.4%, to $58.5 million for the third quarter of 2016, compared to $57.7 million for the third quarter of 2015. See the discussion under the table below.

	Three months ended September 30, 2016			Three months ended September 30, 2015
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,139,781	$60,141	4.66%	$4,942,024	$57,894	4.65%
Taxable investments	1,388,892	7,339	2.10%	1,522,833	9,163	2.39%
Tax-exempt investments (2)	95,513	1,060	4.41%	1,371	18	5.15%
Money market instruments	247,475	321	0.52%	362,420	232	0.25%
Interest earning assets	$6,871,661	$68,861	3.99%	$6,828,648	$67,307	3.91%

Interest bearing deposits	$4,238,301	3,446	0.32%	$4,274,375	3,122	0.29%
Short-term borrowings	214,559	85	0.16%	256,119	109	0.17%
Long-term debt	787,202	6,178	3.12%	781,039	6,141	3.12%
Interest bearing liabilities	$5,240,062	$9,709	0.74%	$5,311,533	$9,372	0.70%
Excess interest earning assets	$1,631,599			$1,517,115
Tax equivalent net interest income		$59,152			$57,935
Net interest spread			3.25%			3.21%
Net interest margin			3.42%			3.37%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $248,000 for the three months ended September 30, 2016 and $214,000 for the same period of 2015.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $371,000 for the three months ended September 30, 2016 and $6,000 for the same period of 2015.

Average interest earning assets for the third quarter of 2016 increased by $43 million, or 0.6%, to $6,872 million, compared to $6,829 million for the third quarter of 2015. The average yield on interest earning assets increased by 8 basis points to 3.99% for the third quarter of 2016, compared to 3.91% for the third quarter of 2015.

Average interest bearing liabilities for the third quarter of 2016 decreased by $72 million, or 1.4%, to $5,240 million, compared to $5,312 million for the third quarter of 2015. The average cost of interest bearing liabilities increased by 4 basis points to 0.74% for the third quarter of 2016, compared to 0.70% for the third quarter of 2015.

Yield on Loans: Average loan balances increased by $198 million, or 4.0%, to $5,140 million for the third quarter of 2016, compared to $4,942 million for the third quarter of 2015. The average yield on the loan portfolio increased by 1 basis point to 4.66% for the third quarter of 2016, compared to 4.65% for the third quarter of 2015. The table below shows for the three months ended September 30, 2016 and 2015, the average balance and tax equivalent yield by type of loan.

	Three months ended September 30, 2016		Three months ended September 30, 2015
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$213,630	3.99%	$213,066	3.90%
Installment and indirect loans	1,071,493	5.28%	995,688	5.52%
Real estate loans	1,229,884	3.82%	1,241,960	3.76%
Commercial loans (1)	2,618,728	4.83%	2,484,339	4.79%
Other	6,046	10.95%	6,971	10.72%
Total loans and leases before allowance	$5,139,781	4.66%	$4,942,024	4.65%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $248,000 for the three months ended September 30, 2016 and $214,000 for the same period of 2015.

Comparison for the First Nine Months of 2016 and 2015

Net interest income increased by $6.0 million, or 3.6%, to $175.8 million for the nine months ended September 30, 2016, compared to $169.8 million for the nine months ended September 30, 2015. See the discussion under the table below.

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,091,148	$179,074	4.70%	$4,872,191	$170,100	4.67%
Taxable investments	1,443,131	23,718	2.20%	1,491,025	27,665	2.48%
Tax-exempt investments (2)	75,538	2,543	4.50%	462	18	5.15%
Money market instruments	220,461	844	0.51%	355,240	677	0.25%
Interest earning assets	$6,830,278	$206,179	4.03%	$6,718,918	$198,460	3.95%

Interest bearing deposits	$4,195,328	9,979	0.32%	$4,169,895	9,328	0.30%
Short-term borrowings	238,514	330	0.19%	251,907	348	0.18%
Long-term debt	785,661	18,415	3.13%	797,134	18,468	3.10%
Interest bearing liabilities	$5,219,503	$28,724	0.74%	$5,218,936	$28,144	0.72%
Excess interest earning assets	$1,610,775			$1,499,982
Tax equivalent net interest income		$177,455			$170,316
Net interest spread			3.29%			3.23%
Net interest margin			3.47%			3.39%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $728,000 for the nine months ended September 30, 2016 and $545,000 for the same period of 2015.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $890,000 for the nine months ended September 30, 2016 and $6,000 for the same period of 2015.

Average interest earning assets for the first nine months of 2016 increased by $111 million, or 1.7%, to $6,830 million, compared to $6,719 million for the first nine months of 2015.  The average yield on interest earning assets increased by 8 basis points to 4.03% for the first nine months of 2016, compared to 3.95% for the first nine months of 2015.

Interest income for the first nine months of 2016 included $1.7 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.65%, the yield on interest earning assets was 4.00%, and the net interest margin was 3.44%.

Average interest bearing liabilities for the first nine months of 2016 increased by $1 million, or 0.02%, to $5,220 million, compared to $5,219 million for the first nine months of 2015.  The average cost of interest bearing liabilities increased by 2 basis points to 0.74% the first nine months of 2016, compared to 0.72% for the first nine months of 2015.

Yield on Loans:  Average loan balances increased by $219 million, or 4.5%, to $5,091 million for the nine months ended September 30, 2016 compared to $4,872 for the nine months ended September 30, 2015.  The average yield on the loan portfolio increased by 3 basis points to 4.70% for the nine months ended September 30, 2016 compared to 4.67% for the nine months ended September 30, 2015. The table below shows for the nine months ended September 30, 2016 and 2015, the average balance and tax equivalent yield by type of loan.

	Nine months ended September 30, 2016		Nine months ended September 30, 2015
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$211,958	4.03%	$213,626	3.92%
Installment and indirect loans	1,034,864	5.39%	965,636	5.59%
Real estate loans	1,236,143	3.80%	1,233,155	3.77%
Commercial loans (1)	2,602,252	4.89%	2,452,617	4.81%
Other	5,931	11.36%	7,157	10.36%
Total loans and leases before allowance	$5,091,148	4.70%	$4,872,191	4.67%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2016 and 2015. The taxable equivalent adjustment was $728,000 for the nine months ended September 30, 2016 and $545,000 for the same period of 2015.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the nine months ended September 30, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2013 - year	$4,514,781	$1,377,887	$272,851	$6,165,519
Percentage of total earning assets	73.23%	22.35%	4.42%	100.00%
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - year	$4,909,579	$1,478,208	$342,997	$6,730,784
Percentage of total earning assets	72.94%	21.96%	5.10%	100.00%
2016 - first nine months	$5,091,148	$1,518,669	$220,461	$6,830,278
Percentage of total earning assets	74.54%	22.23%	3.23%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first nine months of 2016 was $5,091 million, compared to $4,910 million for all of 2015, an increase of $181 million, or 3.7%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2016 and for the fiscal years ended December 31, 2015, 2014 and 2013.

(Dollars in thousands)	Loans (1)	Investments (2)	Money Market Instruments	Total
2013 - year	5.02%	2.67%	0.25%	4.29%
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - first nine months	4.70%	2.31%	0.51%	4.03%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $728,000 for the nine months ended September 30, 2016, and $767,000, $843,000 and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $890,000 for the nine months ended September 30, 2016, and $98,000, $2,000, and $24,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Credit Metrics and (Recovery of) Provision for Loan Losses

The (recovery of) provision for loan losses is the amount added to the allowance for loan and lease losses (ALLL) to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the (recovery of) provision for loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the (recovery of) provision for loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month and nine-month periods ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
ALLL, beginning balance	$58,699	$57,427	$56,494	$54,352

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,479	1,813	4,140	4,284
SEPH	(3,708)	(465)	(5,027)	(2,767)
Park	(2,229)	1,348	(887)	1,517

(Recovery of) provision for loan losses:
Park's Ohio-based operations	(3,658)	2,869	1,208	8,415
SEPH	(3,708)	(465)	(5,027)	(2,767)
Park	(7,366)	2,404	(3,819)	5,648

ALLL, ending balance	$53,562	$58,483	$53,562	$58,483

Annualized ratio of net (recoveries) charge-offs to average loans:
Park's Ohio-based operations	0.11%	0.15%	0.11%	0.12%
SEPH	N.M.	(11.59)%	(45.63)%	(19.68)%
Park	(0.17)%	0.11%	(0.02)%	0.04%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at September 30, 2016, December 31, 2015 and September 30, 2015.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Total allowance for loan losses	$53,562	$56,494	$58,483
Specific reserves	4,232	4,191	5,738
General reserves	$49,330	$52,303	$52,745

Total loans	$5,172,601	$5,052,932	$4,984,449
Impaired commercial loans	64,313	66,232	54,537
Non-impaired loans	$5,108,288	$4,986,700	$4,929,912

Total allowance for loan losses to total loans ratio	1.04%	1.12%	1.17%
General reserves as a % of non-impaired loans	0.97%	1.05%	1.07%

As the table above shows, specific reserves were $4.2 million at each of September 30, 2016 and December 31, 2015. General reserves for Park’s ongoing operations were $49.3 million at September 30, 2016, a decrease of $3.0 million, compared to $52.3 million at December 31, 2015. The general reserve as a percentage of performing loans was 0.97% at September 30, 2016 and 1.05% at December 31, 2015.

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

The following table compares Park’s nonperforming assets at September 30, 2016, December 31, 2015 and September 30, 2015.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$97,832	$95,887	$90,995
Accruing TDRs	17,350	24,979	17,131
Loans past due 90 days or more	1,682	1,921	1,512
Total nonperforming loans	$116,864	$122,787	$109,638

OREO – PNB	7,004	7,456	7,797
OREO – SEPH	7,937	11,195	12,339
Total nonperforming assets	$131,805	$141,438	$129,774

Percentage of nonaccrual loans to total loans	1.89%	1.89%	1.82%
Percentage of nonperforming loans to total loans	2.25%	2.42%	2.19%
Percentage of nonperforming assets to total loans	2.54%	2.79%	2.60%
Percentage of nonperforming assets to total assets	1.79%	1.93%	1.78%

Park management reviews all TDRs quarterly and may classify a TDR as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. At September 30, 2016, management deemed it appropriate to have $17.4 million of TDRs on accrual status, while the remaining $51.2 million of TDRs were on nonaccrual status. Accruing TDRs as of September 30, 2016 of $17.4 million represented a $7.6 million decline from $25.0 million as of December 31, 2015. This decline was primarily due to one $7.2 million loan relationship which was classified as an accruing TDR as of December 31, 2015 and was moved to nonaccrual status as of March 31, 2016. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification does not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. During the three-month and nine-month periods ended September 30, 2016, Park removed the TDR classification on $335,000 and $2.0 million, respectively of loans that met the requirements discussed above. During the three-month and nine-month periods ended September 30, 2015, Park did not remove the TDR classification on any loans as they did not meet the requirements discussed above.

Nonperforming assets for Park's Ohio-based operations and for SEPH as of September 30, 2016, December 31, 2015 and September 30, 2015 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$84,045	$81,468	$76,387
Accruing TDRs	17,350	24,979	17,036
Loans past due 90 days or more	1,682	1,921	1,512
Total nonperforming loans	$103,077	$108,368	$94,935

OREO – PNB	7,004	7,456	7,797
Total nonperforming assets	$110,081	$115,824	$102,732

Percentage of nonaccrual loans to total loans	1.62%	1.61%	1.53%
Percentage of nonperforming loans to total loans	1.99%	2.14%	1.90%
Percentage of nonperforming assets to total loans	2.13%	2.29%	2.06%
Percentage of nonperforming assets to total assets	1.51%	1.60%	1.42%

SEPH - Nonperforming Assets

(In thousands)	September 30, 2016	December 31, 2015	September 30, 2015
Nonaccrual loans	$13,787	$14,419	$14,608
Accruing TDRs	—	—	95
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$13,787	$14,419	$14,703

OREO – SEPH	7,937	11,195	12,339
Total nonperforming assets	$21,724	$25,614	$27,042

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

As of September 30, 2016, Park had taken partial charge-offs of $22.2 million related to the $78.0 million of commercial loans considered to be impaired, compared to charge-offs of approximately $28.7 million related to the $80.6 million of impaired commercial loans at December 31, 2015. The table below provides additional information related to the Park impaired commercial loans at September 30, 2016, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at September 30, 2016

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$66,090	$6,753	$59,337	$4,232	$55,105	83.38%
PNB participations in Vision loans	8,373	3,398	4,975	—	4,975	59.42%
SEPH - loans	25,724	12,050	13,674	—	13,674	53.16%
Park totals	$100,187	$22,201	$77,986	$4,232	$73,754	73.62%

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data. Several enhancements were made in the third quarter of 2016 as a result of management's quarterly review.

•
Management updated the historical loss calculation during the third quarter of 2016, incorporating annualized net charge-offs plus changes in specific reserves through September 30, 2016. Additionally, management removed net charge-offs plus changes in specific reserves for the year ended December 31, 2009. Management's belief has been that historical losses should encompass the complete economic cycle. However, given the extended length of the recovery, management determined that 2009 data was no longer reflective of the current portfolio. Management has taken the look back period into consideration in the quarterly evaluation of environmental loss factors.

As part of this mid-year historical loss update, management determined that it was no longer appropriate to more heavily weight those years with higher losses in the historical loss calculation and applied equal percentages to each of the years in this calculation. The trends that existed resulting in management applying this weighting no longer appear to exist, resulting in the adjustment back to equal weightings.

•
As part of the normal quarterly process, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment. Additionally, management updated the calculation of the loss emergence period.

The impact of the changes as described above resulted in a decrease of $3.8 million in the ALLL at September 30, 2016, compared to what the ALLL would have been had the calculation, and related assumptions, used at June 30, 2016 remained constant.

Park’s 84-month loss experience for the period ended September 30, 2016, defined as charge-offs plus changes in specific reserves, within the loan portfolio was 0.37% of the principal balance of these loans. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans. The allowance for loan losses related to performing commercial loans was $32.5 million or 1.27% of the outstanding principal balance of accruing commercial loans at September 30, 2016.

The overall reserve of 1.27% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.25%; special mention commercial loans are reserved at 3.98%; and substandard commercial loans are reserved at 8.21%. At September 30, 2016, the coverage period within the accruing commercial portfolio was approximately 3.92 years. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.37% are due to the following factors which management reviews on a quarterly or annual basis:

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. This loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to the credit being moved to nonaccrual. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence period was last updated in the third quarter of 2016.

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 81 months, through September 30, 2016. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and underwriting standards, etc.). At September 30, 2016, the coverage period within the consumer portfolio was approximately 1.94 years.

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

Other Income

Other income increased by $344,000 to $20.5 million for the quarter ended September 30, 2016, compared to $20.2 million for the third quarter of 2015 and decreased by $1.6 million to $56.7 million for the nine months ended September 30, 2016, compared to $58.3 million for the same period of 2015.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Income from fiduciary activities	$5,315	$4,933	$382	$15,866	$15,055	$811
Service charges on deposit accounts	3,800	3,909	(109)	10,798	10,974	(176)
Other service income	3,640	3,251	389	9,565	8,577	988
Checkcard fee income	3,780	3,643	137	11,180	10,659	521
Bank owned life insurance income	1,038	1,574	(536)	3,284	4,538	(1,254)
ATM fees	581	648	(67)	1,734	1,840	(106)
OREO valuation adjustments	(233)	(718)	485	(572)	(1,273)	701
Gain on sale of OREO, net	783	243	540	1,079	1,429	(350)
Gain on commercial loans held for sale	—	—	—	—	756	(756)
Miscellaneous	1,831	2,708	(877)	3,726	5,700	(1,974)
Other income	$20,535	$20,191	$344	$56,660	$58,255	$(1,595)

The following table breaks out the change in total other income for the three and nine months ended September 30, 2016 compared to the same periods ended September 30, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended September 30			Change from 2015 to 2016 for the nine months ended September 30
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$382	$—	$382	$811	$—	$811
Service charges on deposit accounts	(109)	—	(109)	(176)	—	(176)
Other service income	276	113	389	731	257	988
Checkcard fee income	137	—	137	521	—	521
Bank owned life insurance income	(536)	—	(536)	(1,254)	—	(1,254)
ATM fees	(67)	—	(67)	(106)	—	(106)
OREO valuation adjustments	368	117	485	491	210	701
Gain on sale of OREO, net	(90)	630	540	(775)	425	(350)
Gain on commercial loans held for sale	—	—	—	(34)	(722)	(756)
Miscellaneous	(797)	(80)	(877)	(1,642)	(332)	(1,974)
Other income	$(436)	$780	$344	$(1,433)	$(162)	$(1,595)

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $382,000, or 7.7%, to $5.3 million for the three months ended September 30, 2016, compared to $4.9 million for the same period in 2015. Fiduciary income increased $811,000, or 5.4%, to $15.9 million for the nine months ended September 30, 2016, compared to $15.1 million for the same period in 2015. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended September 30, 2016 was $4,645 million and for the nine months ended September 30, 2016 was $4,501 million.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $389,000, or 12.0%, to $3.6 million for the three months ended September 30, 2016, compared to $3.3 million for the same period in 2015. Other service income increased by $988,000, or 11.5%, to $9.6 million for the nine months ended September 30, 2016, compared to $8.6 million for the same period in 2015. The increase in other service income was primarily due to an increase in loans originated for sale into the secondary market which increased by $34.1 million for the three months ended September 30, 2016, compared to the same period in 2015 and $41.6 million for the nine months ended September 30, 2016, compared to the same period in 2015.

Checkcard fee income increased by $521,000, or 4.9%, to $11.2 million for the nine months ended September 30, 2016, compared to $10.7 million for the same period in 2015. The increase was primarily related to increases in transaction volume which increased by 493,000 transactions or 2.2% for the nine months ended September 30, 2016, compared to the same period in 2015.

Bank owned life insurance income decreased by $536,000, or 34.1%, to $1.0 million for the three months ended September 30, 2016, compared to $1.6 million for the same period in 2015. Bank owned life insurance income decreased by $1.3 million, or 27.6%, for the nine months ended September 30, 2016, compared to the same period in 2015. During the three months ended September 30, 2015 there was $526,000 in income from the death benefits paid on policies and no such income during the same period of 2016.  During the nine months ended September 31, 2015 and 2016 there was $40,000 and $1.3 million, respectively, in income from the death benefits paid on policies.

Gain on the sale of OREO, net was $783,000 for the three months ended September 30, 2016, compared to $243,000 for the same period in 2015. Gain on the sale of OREO, net was $1.1 million for the nine months ended September 30, 2016, compared to $1.4 million for the same period in 2015. For the first nine months of 2016, OREO with a book value of $5.9 million was sold, compared to OREO with a book value of $13.8 million for the same period of 2015.

Gain on the sale of commercial loans held for sale was $756,000 for the nine months ended September 30, 2015. This was related to certain commercial loans held for sale, with a book balance of $144,000 that were sold in the first quarter of 2015, resulting in a net gain of $756,000. There were no sales in the first nine months of 2016.

Miscellaneous income decreased by $877,000, to $1.8 million for the three months ended September 30, 2016, compared to $2.7 million for the same period in 2015. The decrease was due to $543,000 in income related to check card incentives in 2015 as well as a $269,000 decline in other OREO income.  Miscellaneous income decreased by $2.0 million, to $3.7 million for the nine months ended September 30, 2016, compared to the same period in 2015.  The decrease was due to $543,000 in income related to check card incentives in 2015, income of $372,000 related to the sale of a building in 2015 as well as a $796,000 decline in other OREO income.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2016	2015	Change	2016	2015	Change
Salaries	$22,084	$21,692	$392	$64,894	$63,669	$1,225
Employee benefits	5,073	6,721	(1,648)	14,740	17,135	(2,395)
Occupancy expense	2,506	2,469	37	7,693	7,429	264
Furniture and equipment expense	3,437	3,044	393	10,296	8,737	1,559
Data processing fees	1,450	1,383	67	4,040	3,847	193
Professional fees and services	6,356	5,424	932	18,424	15,701	2,723
Marketing	1,062	1,058	4	3,246	3,008	238
Insurance	1,423	1,399	24	4,272	4,222	50
Communication	1,154	1,245	(91)	3,728	3,809	(81)
State tax expense	895	779	116	2,619	2,709	(90)
Miscellaneous	1,316	2,215	(899)	8,009	7,550	459
Other expense	$46,756	$47,429	$(673)	$141,961	$137,816	$4,145

The following table breaks out the change in total other expense for the three months and nine months ended September 30, 2016, compared to September 30, 2015 between Park’s Ohio-based operations and SEPH.

	Change from 2015 to 2016 for the three months ended September 30			Change from 2015 to 2016 for the nine months ended September 30
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$399	$(7)	$392	$1,327	$(102)	$1,225
Employee benefits	(1,664)	16	(1,648)	(2,441)	46	(2,395)
Occupancy expense	37	—	37	264	—	264
Furniture and equipment expense	393	—	393	1,560	(1)	1,559
Data processing fees	67	—	67	193	—	193
Professional fees and services	201	731	932	1,777	946	2,723
Marketing	4	—	4	235	3	238
Insurance	25	(1)	24	50	—	50
Communication	(91)	—	(91)	(82)	1	(81)
State tax expense	78	38	116	(108)	18	(90)
Miscellaneous	(455)	(444)	(899)	1,783	(1,324)	459
Other expense	$(1,006)	$333	$(673)	$4,558	$(413)	$4,145

Salaries increased by $392,000, or 1.8%, to $22.1 million for the three months ended September 30, 2016, compared to $21.7 million for the same period in 2015. The increase for the three months ended September 30, 2016 was due to an increase in share-based compensation expense related to the 2013 Incentive Plan of $165,000 and an increase of $146,000 in incentive compensation, compared to the same period of 2015. Salaries increased by $1.2 million, or 1.9%, to $64.9 million for the nine months ended September 30, 2016, compared to $63.7 million for the same period in 2015. The increase for the nine months ended September 30, 2016 was due to an increase in share-based compensation expense related to the 2013 Incentive Plan of $486,000, an increase in incentive compensation expense of $187,000, and an increase in salaries expense of $522,000, compared to the same period of 2015.

Employee benefit expenses decreased by $1.6 million, or 24.5%, to $5.1 million for the three months ended September 30, 2016, compared to $6.7 million for the same period in 2015. Employee benefit expenses decreased by $2.4 million, or 14.0%, to $14.7 million for the nine months ended September 30, 2016, compared to $17.1 million for the same period in 2015. The decrease for the three and nine months ended September 30, 2016 was primarily due to a decrease in medical expenses compared to the same period in 2015.

Furniture and equipment expense increased by $393,000, or 12.9%, to $3.4 million for the three months ended September 30, 2016, compared to $3.0 million for the same period in 2015. It increased $1.6 million, or 17.8%, to $10.3 million for the nine months ended September 30, 2016, compared to $8.7 million for the same period in 2015. The increase for the three months ended September 30, 2016 was primarily due to a $196,000 increase in depreciation expense and a $222,000 increase in maintenance expense. The increase for the first nine months was primarily due to a $873,000 increase in depreciation expense and a $726,000 increase in maintenance expense.

Professional fees and services increased by $932,000, or 17.2%, to $6.4 million for the three months ended September 30, 2016, compared to $5.4 million for the same period in 2015. The increase was related to an increase of $575,000 in management and consulting expenses, $211,000 in credit services expense and $155,000 in legal expenses. Professional fees and services increased by $2.7 million, or 17.3%, to $18.4 million for the nine months ended September 30, 2016, compared to $15.7 million for the same period in 2015. The increase was largely related to an increase of $909,000 related to legal expenses, $842,000 related to management and consulting expenses and an increase of $609,000 in other miscellaneous fees related to software and services.

Miscellaneous expense decreased by $899,000, or 40.6%, to $1.3 million for the three months ended September 30, 2016, compared to $2.2 million for the same period of 2015.  The decrease of $899,000 for the three months ended September 30, 2016 was mainly related to a decrease of $520,000 in OREO related expenses, and a decrease of $309,000 in the amortization of historic tax credits.

Miscellaneous expense increased by $459,000, or 6.1%, to $8.0 million for the nine months ended September 30, 2016, compared to $7.6 million for the same period in 2015. The $459,000 increase for the nine-month period ended September 30, 2016 was primarily due to a $1.7 million increase in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company, a $1.5 million increase in contribution expense and a $907,000 increase in non-loan losses, offset by a reduction in expenses as $1.1 million was recognized in the first quarter of 2015 related to a prepayment penalty on borrowings and a contract termination fee, a $870,000 reduction in expense related to reserves established for potential mortgage loan repurchases, a $718,000 reduction in OREO related expenses and a decrease of $617,000 related to the amortization of historic tax credits.

Income Tax

Federal income tax expense was $12.2 million for the third quarter of 2016, compared to $8.0 million for the third quarter of 2015. The effective federal income tax rate for the third quarter of 2016 was 30.8%, compared to 28.6% for the same period in 2015. Federal income tax expense was $28.2 million for the first nine months of 2016, compared to $24.4 million for the first nine months of 2015. The effective federal income tax rate for the first nine months months of 2016 was 29.9%, compared to 28.9% for the same period in 2015. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to the permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2016 year will be approximately $6.2 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2016 and December 31, 2015

Changes in Financial Condition

Total assets increased by $52.7 million, or 0.7%, to $7,364 million at September 30, 2016, compared to $7,311 million at December 31, 2015. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $90.5 million to $240.0 million at September 30, 2016, compared to $149.5 million at December 31, 2015. Money market instruments represented the majority of this increase, and were $122.5 million at September 30, 2016, compared to $30.0 million at December 31, 2015.

•	Total investment securities decreased by $165.6 million, or 10.1%, to $1,478 million at September 30, 2016, compared to $1,644 million at December 31, 2015.

•	Loans increased by $118.9 million, or 2.3%, to $5,187 million at September 30, 2016, compared to $5,068 million at December 31, 2015.

Total liabilities increased by $15.0 million, or 0.2%, during the first nine months of 2016 to $6,613 million at September 30, 2016, from $6,598 million at December 31, 2015. This increase was primarily due to the following:

•
Total deposits increased by $172.0 million, or 3.2%, to $5,520 million at September 30, 2016, compared to $5,348 million at December 31, 2015. The increase in deposits in the first nine months of 2016 was largely the result of the product offering for ICS deposits.

•	Short-term borrowings decreased by $176.0 million or 44.6% to $218.2 million at September 30, 2016, compared to $394.2 million at December 31, 2015.

Total shareholders’ equity increased by $37.7 million, or 5.3%, to $751.1 million at September 30, 2016, from $713.4 million at December 31, 2015.

•	Retained earnings increased by $22.7 million during the period as a result of net income of $66.1 million, offset by common share dividends of $43.5 million.

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

Liquidity

Cash and cash equivalents increased by $90.5 million to $240.0 million at September 30, 2016, compared to $149.5 million at December 31, 2015. Cash provided by operating activities was $57.8 million and $53.8 million for the nine months ended September 30, 2016 and 2015, respectively.
Cash provided by investing activities was $80.0 million for the nine months ended September 30, 2016 and cash used by investing activities was $135.4 million for the nine months ended September 30, 2015. Proceeds from the sale, repayment, or maturity of securities provide cash and purchases of securities use cash. Net securities transactions provided cash of $191.2 million for the nine months ended September 30, 2016 and $41.2 million for the nine months ended September 30, 2015. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $109.1 million and $175.0 million for the nine months ended September 30, 2016 and 2015, respectively
Cash used in financing activities was $47.2 million for the nine months ended September 30, 2016 and cash provided by financing activities was $226.2 million for the nine months ended September 30, 2015. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $172.0 million and $327.0 million of cash for the nine months ended September 30, 2016 and 2015, respectively. Another major source of cash for financing is short-term borrowings and long-term debt. For the nine months ended September 30, 2016, net short-term borrowings decreased and used $176.0 million in cash and net long-term borrowings did not change. For the nine months ended September 30, 2015, net short-term borrowings increased and provided $1.3 million and net long-term borrowings declined and used $54.5 million in cash.

Finally, cash declined by $43.2 million and $43.3 million for the nine months ended September 30, 2016 and 2015, respectively, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of September 30, 2016. The Corporation’s loan to asset ratio was 70.44% at September 30, 2016, compared to 69.32% at December 31, 2015 and 68.49% at September 30, 2015. Cash and cash equivalents were $240.0 million at September 30, 2016, compared to $149.5 million at December 31, 2015 and $382.3 million at September 30, 2015. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2016 was $751.1 million, or 10.2% of total assets, compared to $713.4 million, or 9.8% of total assets, at December 31, 2015 and $715.8 million, or 9.8% of total assets, at September 30, 2015.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on available-for-sale securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under the Basel III rules, in order to avoid limitations on capital distributions, including dividend payments, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

PNB met each of the well capitalized ratio guidelines at September 30, 2016. The following table indicates the capital ratios for PNB and Park at September 30, 2016 and December 31, 2015.

	As of September 30, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.27%	10.07%	10.07%	11.53%
Park National Corporation	9.40%	12.99%	12.71%	14.56%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2015
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.06%	9.83%	9.83%	11.37%
Park National Corporation	9.22%	12.82%	12.54%	14.49%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 41 of Park’s 2015 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2015. There were no significant changes in contractual obligations and commitments during the first nine months of 2016.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2016	December 31, 2015
Loan commitments	$917,721	$888,411
Standby letters of credit	$13,418	$12,326

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

On page 40 (Table 35) of Park’s 2015 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $407 million or 6.03% of interest earning assets at December 31, 2015. At September 30, 2016, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $656 million or 9.69% of interest earning assets.

Management supplements the interest rate sensitivity gap analysis with periodic simulations of balance sheet sensitivity under various interest rate and what-if scenarios to better forecast and manage the net interest margin. Management uses a 50 basis point change in market interest rates per quarter for a total of 200 basis points per year in evaluating the impact of changing interest rates on net interest income and net income over a twelve-month horizon.

On page 40 of Park’s 2015 Annual Report, management reported that at December 31, 2015, the earnings simulation model projected that net income would decrease by 0.4% using a rising interest rate scenario and decrease by 10.9% using a declining interest rate scenario over the next year. At September 30, 2016, the earnings simulation model projected that net income would decrease by 0.2% using a rising interest rate scenario and would decrease by 8.9% in a declining interest rate scenario. At September 30, 2016, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As of September 30, 2016, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2016, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Incentive Plan. There were no purchases during the three-months ended September 30, 2016.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2016	—	$—	—	488,050
August 1 through August 31, 2016	—	—	—	488,050
September 1 through September 30, 2016	—	—	—	488,050
Total	—	$—	—	488,050

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2016 and 2015 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: October 28, 2016	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: October 28, 2016	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer