Form 10-K
period 2016-12-31
PARK NATIONAL CORP /OH/
filed 2017-02-21
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter: As of June 30, 2016, the aggregate market value of the Registrant’s common shares (the only common equity of the Registrant) held by non-affiliates of the Registrant was $1,379,303,140 based on the closing sale price as reported on NYSE MKT. For this purpose, executive officers and directors of the Registrant are considered affiliates.
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 17, 2017

Common Shares, without par value	15,290,709 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Registrant’s 2016 Annual Report	Parts I and II
Portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2017	Part III

Exhibit Index on Page E-1

PART I

ITEM 1.	BUSINESS.
General
Park National Corporation (“Park”) is a financial holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Park was initially incorporated under Delaware law in 1986 and began operations as a bank holding company in 1987.  In 1992, Park changed its state of incorporation to Ohio. Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055, and its telephone number is (740) 349-8451. Park’s common shares, each without par value (the “Common Shares”), are listed on NYSE MKT, under the symbol “PRK.”
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
Banking Operations
Throughout the fiscal year ended December 31, 2016 (“Fiscal 2016”), Park’s banking operations were conducted through The Park National Bank ("Park National Bank").
Park National Bank is a national banking association with its main office in Newark, Ohio and financial service offices in Ashland, Athens, Butler, Champaign, Clark, Clermont, Coshocton, Crawford, Darke, Fairfield, Franklin, Greene, Hamilton, Hocking, Holmes, Knox, Licking, Madison, Marion, Mercer, Miami, Morrow, Muskingum, Perry, Richland, Tuscarawas, Warren and Wayne Counties in Ohio.

Park National Bank engages in the commercial banking and trust business, generally in small and medium population Ohio communities in addition to operations within the metropolitan areas of Columbus and Cincinnati. Park National Bank operates 112 financial service offices, including 111 branches, in Ohio through eleven banking divisions with: (i) the Park National Bank Division headquartered in Newark, Ohio; (ii) the Fairfield National Bank Division headquartered in Lancaster, Ohio; (iii) the Richland Bank Division headquartered in Mansfield, Ohio; (iv) the Century National Bank Division headquartered in Zanesville, Ohio; (v) the First-Knox National Bank Division headquartered in Mount Vernon, Ohio; (vi) the Farmers Bank Division headquartered in Loudonville, Ohio; (vii) the United Bank, N.A. Division headquartered in Bucyrus, Ohio; (viii) the Second National Bank Division headquartered in Greenville, Ohio; (ix) the Security National Bank Division headquartered in Springfield, Ohio; (x) the Unity National Bank Division headquartered in Piqua, Ohio; and (xi) The Park National Bank of Southwest Ohio & Northern Kentucky Division headquartered in Cincinnati, Ohio.

Park National Bank, and two additional operating segments, Guardian Financial Services Company ("Guardian Finance") and SE Property Holdings, LLC ("SEPH"), comprise Park’s reportable operating segments. All other operating segments are combined and disclosed in the "All Other" category. Financial information about Park’s reportable operating segments as of December 31, 2016 is included in Note 27 of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report. That financial information is incorporated herein by reference.
As of the date of this Annual Report on Form 10-K, Park National Bank delivers financial products and services through its 112 financial service offices, a network of 139 automated teller machines, as well as telephone and internet-based banking through both personal computers and mobile devices. Financial information about Park National Bank is included in the "PNB” category for purposes of the reportable segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report.

Consumer Finance Subsidiary
Guardian Finance, an Ohio consumer finance company based in Hilliard, Ohio, operates as a separate subsidiary of Park. Guardian Finance provides consumer finance services in the central Ohio area. As of the date of this Annual Report on Form 10-K, Guardian Finance had five financial service offices spanning five counties in Ohio: Clark, Fairfield, Franklin, Licking and Montgomery. Financial information about Guardian Finance is included in the “GFSC” category for purposes of the reportable segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report.
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
Financial information about SEPH is included in the “SEPH” category for purposes of the reportable segment information included in Note 27 - Segment Information of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report.
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
Title Agency Subsidiary
Park holds 80% of the ownership interest of Park Title Agency, LLC. (“Park Title Agency”). Effective May 9, 2014, Park acquired a 49% ownership interest in Park Title Agency from Park National Bank for $316,129 and a 31% ownership interest in Park Title Agency from the other member (which is not a subsidiary of Park) for $200,000. Such other member holds the remaining 20% of the ownership interest of Park Title Agency. Park Title Agency is a traditional title agency serving the central Ohio area but is now in the process of winding down operations.
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
Other Subsidiaries
Park Investments, Inc. ("PII"), which is a subsidiary of Park National Bank, operates as an asset management company. Commencing in 2015, Park began purchasing and holding municipal bonds within PII. As of December 31, 2016, PII held municipal securities of $188.6 million.
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

•
commercial, industrial, consumer and real estate lending, including installment loans, credit cards (which are largely offered through a third party), home equity lines of credit and commercial leasing;

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

Lending Activities
Park National Bank deals with consumers as well as with a wide cross-section of businesses and corporations located primarily in the 28 Ohio counties served by the financial service offices of Park National Bank. At December 31, 2016, Park National Bank had no concentration of loans to borrowers engaged in the same or similar industries that exceeded 10% of total loans nor did it have any loans outstanding to persons domiciled outside the United States. As a result of the Vision Bank – SEPH merger, SEPH holds loans originated by Vision Bank previously serviced by the financial service offices of Vision Bank. It is expected that SEPH will originate loans only to further the collection efforts with respect to the loans transferred to SEPH by operation of law as a result of the Vision Bank - SEPH merger. Such origination (or modification) volume is expected to be insignificant to the consolidated Park entity. Park National Bank also holds loans which were purchased from Vision Bank prior to the Vision Bank - SEPH merger.
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
Commercial Loans
At December 31, 2016, Park’s subsidiaries (including Scope Aircraft Finance) had approximately $2,154 million in commercial loans (commercial, financial and agricultural loans and commercial real estate loans) and commercial leases outstanding, representing approximately 40.9% of their total aggregate loan portfolio as of that date. Of this amount, approximately $995 million represented commercial, financial and agricultural loans, $1,156 million represented commercial real estate loans, and $3 million represented commercial leases.
Commercial loans are made for a wide variety of general corporate purposes, including financing for industrial and commercial properties, financing for equipment, inventory and accounts receivable, acquisition financing, commercial leasing, and to consumer finance companies. The term of each commercial loan varies by its purpose. Repayment terms are structured such that commercial loans will be repaid within the economic useful life of the underlying asset. Information concerning the loan maturity distribution within the commercial loan portfolio is provided in Table 14 included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
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

Commercial real estate loans (“CRE loans”) include mortgage loans to developers and owners of commercial real estate. The lending policy for CRE loans is designed to address the unique risk attributes of CRE lending. The collateral for these CRE loans is the underlying commercial real estate. Park National Bank generally requires that the CRE loan amount be no more than 85% of the purchase price or the appraised value of the commercial real estate securing the CRE loan, whichever is less. CRE loans made for Park National Bank’s portfolio generally have a variable interest rate. For more information concerning the loan maturity distribution in the CRE loan portfolio, please see Table 14 included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” which is incorporated herein by reference.
The regulatory limit for loans made to one borrower by Park National Bank was $91.1 million at December 31, 2016. Participations in a loan by Park National Bank in an amount larger than $30.0 million are generally sold to third-party banks or financial institutions. While Park National Bank has a loan limit of $91.1 million, the total exposure of the largest single borrower within the commercial portfolio was $30.0 million at December 31, 2016.
Park has an independent, internal loan review program which annually evaluates substantially all (generally, about 90%) loan relationships with an outstanding balance greater than $300,000. If the loan has deteriorated, the lending subsidiary takes prompt action designed to increase the likelihood that it will be repaid. Upon detection of the reduced ability of a borrower to service interest and/or principal on a loan, the subsidiary may downgrade the loan and, under certain circumstances, place the loan on nonaccrual status. The subsidiary then works with the borrower to develop a payment schedule which the subsidiary anticipates will permit service of the principal and interest on the loan by the borrower. Loans which deteriorate and show the inability of a borrower to repay principal are charged down to the net realizable value of collateral. A collection specialist/work-out officer is available to assist each subsidiary when a credit deteriorates. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, and is incorporated herein by reference.
Commercial loans are generally viewed as having a higher credit risk than consumer loans because commercial loans usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial loans generally have variable interest rates. Park uses several indices for commercial loans that help determine loan interest rates. However, the national prime rate is the most common index Park uses. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to pay principal or interest and, in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. The underwriting of generally all commercial loans, regardless of type, includes cash flow analyses with rates shocked by 400 basis points. In the case of commercial loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of each borrower to collect amounts due from its customers. Other collateral securing commercial loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the borrower’s business. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the commercial, financial and agricultural loan portfolio and the commercial real estate portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Aircraft Financing
Scope Aircraft Finance specializes in aircraft financing. The customers of Scope Aircraft Finance include small businesses and entrepreneurs intending to use the aircraft for business or pleasure. The customers of Scope Aircraft Finance are located throughout the United States. The lending officers of Scope Aircraft Finance are experienced in the aircraft financing industry and rely upon that experience and industry guides in determining whether to grant an aircraft loan or lease. At December 31, 2016, Scope Aircraft Finance had outstanding approximately $255 million in loans primarily secured by aircraft (which are included in the commercial loan portfolio).
Consumer Loans
At December 31, 2016, Park's subsidiaries had outstanding consumer loans (including automobile loans and leases) in an aggregate amount of approximately $1,121 million, constituting approximately 21.3% of their aggregate total loan portfolio. These subsidiaries make installment credit available to customers and prospective customers in their primary market areas. At December 31, 2016, of the $1,121 million in consumer loans, GFSC had outstanding consumer loans of $26.4 million.

Credit approval for consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. It is the policy of Park’s subsidiaries to adhere strictly to all laws and regulations governing consumer lending. A compliance officer is responsible for monitoring each subsidiary’s performance and advising and updating loan personnel in this area. Each subsidiary reviews its consumer loan portfolio monthly and charges off loans which do not meet Park’s standards. Information about Park’s policy for placing loans on nonaccrual status is included under the caption “Loans” in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, and is incorporated herein by reference.
Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on borrowers' continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the consumer loan portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Residential Real Estate and Construction Loans
At December 31, 2016, Park's subdiararies had outstanding approximately $1,997 million in construction real estate loans and residential real estate loans, representing approximately 37.9% of total loans outstanding. Of the $1,997 million, approximately $1,808 million was included within the residential real estate loan segment, which included $407 million of commercial real estate loans, $1,169 million of mortgage loans, $212 million of home equity lines of credit and $20 million of installment loans. Included within the $1,808 million of loans within the residential real estate loan segment was $12 million of loans held by SEPH. The remaining $189 million was included within the construction real estate loan segment, which included $133 million of commercial land and development (“CL&D”) loans and $56 million of 1-4 family residential construction loans. The market area for real estate lending by Park National Bank is concentrated in Ohio.
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
Park National Bank generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, whichever is less, unless private mortgage insurance is obtained by the borrower. Loans in this lending category which are made to be held in the bank’s portfolio are both fixed and adjustable rate, fully amortized mortgages. The rates used are generally fully-indexed rates. From time to time, Park may offer a limited-time promotional rate on funds advanced on newly originated home equity lines of credit. Park National Bank also originates fixed-rate real estate loans for sale to the secondary market. Prior to 2010, these loans were generally sold immediately after closing. However, beginning in 2010 and continuing through December 31, 2014, Park’s management made a decision to retain certain 15-year, fixed-rate residential mortgage loans, which previously would have been sold in the secondary market. Subsequent to December 31, 2014, Park has generally sold these loans in the secondary market. At December 31, 2016 and 2015, Park reported $598 million and $637 million, respectively, of these loans on the Consolidated Balance Sheets. Real estate loans are typically secured by first mortgages with evidence of title in favor of the lender in the form of an attorney’s opinion of title or a title insurance policy. Park National Bank has also required proof of hazard insurance with the lender named as the mortgagee and as the loss payee. Independent third-party appraisals are generally obtained for consumer real estate loans.
Home equity lines of credit are generally made as second mortgages by Park National Bank. The maximum amount of a home equity line of credit is generally limited to 85% of the appraised value of the property less the balance of the first mortgage. The home equity lines of credit are written with ten-year terms. A variable interest rate is generally charged on the home equity lines of credit.
Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the residential real estate portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

Construction loans include commercial construction loans as well as residential construction loans. Construction loans may be in the form of a permanent loan or a short-term construction loan, depending on the needs of the individual borrower. Generally, the permanent construction loans have a variable interest rate although a permanent construction loan may be made with a fixed interest rate for a term generally not exceeding five years. Short-term construction loans are made with variable interest rates. Information concerning the loan maturity distribution within the construction financing portfolio is provided in Table 14 included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the subsidiary holding the loan may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves inaccurate, the subsidiary holding the loan may be confronted, at or prior to the maturity of the loan, with a project having a value insufficient to assure full repayment, should the borrower default. In the event a default on a construction loan occurs and foreclosure follows, the subsidiary holding the loan must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. Additional risk exists with respect to a loan made to a developer who does not have a buyer for the property, as the developer may lack funds to pay the loan if the property is not sold upon completion. Park National Bank attempts to reduce such risks on loans to developers by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects undertaken by the developer. For additional information concerning the loan loss experience, please see “ITEM 1A. RISK FACTORS – Changes in economic and political conditions could adversely affect our earnings through declines in our borrowers’ ability to repay loans, the value of the collateral securing our loans, and demand deposits.” and “– Our allowance for loan losses may prove to be insufficient to absorb the probable, incurred losses in our loan portfolio.” in this Annual Report on Form 10-K. Information concerning the loan loss experience and the allocation of the allowance for loan losses related to the construction financing portfolio is provided in Table 28 and Table 29, respectively, included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.
SE Property Holdings, LLC
SEPH is a non-bank subsidiary of Park, holding OREO property, non-performing loans and a small number of performing loans. In addition to approximately $7.9 million in OREO property, SEPH also held approximately $12.4 million in loans as of December 31, 2016, of which $11.7 million were on nonaccrual status.. SEPH has one office in Licking County, Ohio. The SEPH employees are dedicated to working with a third-party work-out specialist to ensure effective and efficient resolution to the non-performing loans and OREO, while working closely with the borrowers of the performing loans to maximize collection efforts. It is expected that the loans and OREO will reduce over time and result in cash in-flow to Park.
Title Agency
Park Title Agency is a traditional title agency serving primarily residential and commercial customers of Park National Bank and other property owners in the 28 Ohio counties served by Park National Bank who are seeking title insurance for purchases, construction and refinancing of real estate. Park Title Agency is in the process of winding down operations.
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
The primary factors in competing for loans are interest rates charged and overall services provided to borrowers. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience and hours of office locations, convenience and availability of mobile banking options, and having trained and competent staff to deliver services. However, some competitors of Park’s subsidiaries may have greater resources and, as such, higher lending limits, which may adversely affect the ability of Park’s subsidiaries to compete. In addition, some of the providers of financial services with which Park’s subsidiaries compete enjoy the benefits of fewer regulatory constraints and lower cost structures.

Employees
At December 31, 2016, Park and its subsidiaries had 1,726 full-time equivalent employees.
Supervision and Regulation of Park and its Subsidiaries
Park, Park National Bank and Park’s other subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of financial holding companies and their subsidiaries is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders. Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the FDIC’s Deposit Insurance Fund. They also may restrict Park’s ability to repurchase its Common Shares or to receive dividends from Park National Bank and impose capital adequacy and liquidity requirements.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau (the "CFPB"), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretative authority.

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

A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. Park became a financial holding company in 2014. No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
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

Each subsidiary bank of a financial holding company is subject to certain restrictions on the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower. Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services. Various consumer laws and regulations also affect the operations of these subsidiaries.

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
The CFPB regulates consumer financial products and services provided by Park National Bank through interpretations designed to protect consumers.
Federal Deposit Insurance
The FDIC is an independent federal agency which insures the deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry. The general insurance limit is $250,000 per separately insured depositor. This insurance is backed by the full faith and credit of the United States Government.
As insurer, the FDIC is authorized to conduct examinations of and to require reporting by insured institutions, including Park National Bank, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions. The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the Deposit Insurance Fund ("DIF"). Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio ("DRR"), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%. The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%. The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

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
In order to be “well-capitalized,” a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. Park’s management believes that Park National Bank meets the ratio requirements to be deemed “well-capitalized” according to the guidelines described above. See Note 26 of the Notes to Consolidated Financial Statements of Park’s 2016 Annual Report, which is incorporated herein by reference.

Fiscal and Monetary Policies
The business and earnings of Park and its subsidiaries are affected significantly by the fiscal policies of the United States government and its agencies. Park National Bank is particularly affected by the monetary policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. These policies are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits.
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
Park National Bank may not pay dividends out of its surplus if, after paying these dividends, it would fail to meet the required minimum levels under the capital guidelines established by the OCC and the capital conservation buffer. In addition, Park National Bank must have the approval of the OCC if a dividend in any year would cause the total dividends for that year to exceed the sum of Park National Bank’s current year’s net income and the retained net income for the preceding two years, less required transfers to surplus. Payment of dividends by Park National Bank may be restricted at any time at the discretion of its regulatory authorities, if such regulatory authorities deem such dividends to constitute unsafe and/or unsound banking practices or if necessary to maintain adequate capital.
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
At December 31, 2016, approximately $71.7 million of the total shareholders’ equity of Park National Bank was available for payment to Park without the approval of the OCC. See Note 22 of the Notes to Consolidated Financial Statements of Park’s 2016 Annual Report.
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
Privacy Provisions
Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.
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
In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”). The First Proposed Joint Rules generally would have applied to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions. The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•	Level 1 consists of institutions with assets of $250 billion or more;

•	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and

•	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, including Level 3 institutions like Park National Bank, the Second Proposed Joint Rules would:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”

•	require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and

•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

Level 1 and Level 2 institutions would have additional requirements, including deferrals of awards to certain covered persons; potential downward adjustments, forfeitures or clawbacks; and additional risk-management and control standards, policies and procedures. In addition, certain practices and types of incentive compensation would be prohibited.

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
Statistical Disclosure
The statistical disclosure relating to Park and its subsidiaries required under the SEC’s Industry Guide 3, “Statistical Disclosure by Bank Holding Companies,” is included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS” and in Note 1 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, Note 4 - Investment Securities of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, Note 5 - Loans of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, Note 6 - Allowance for Loan Losses of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report, Note 11 - Deposits of the Notes to Consolidated Financial Statements in Park’s 2016 Annual Report and Note 13 - Short-Term Borrowings of the Notes to Consolidated Financial Statements in Park's 2016 Annual Report. This statistical disclosure is incorporated herein by reference.

Effect of Environmental Regulation
Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of Park and its subsidiaries. Park believes the nature of the operations of its subsidiaries has little, if any, environmental impact. Park, therefore, anticipates no material capital expenditures for environmental control facilities for Park's current fiscal year or for the foreseeable future.
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
Changes in economic and political conditions could adversely affect our earnings through declines in our borrowers’ ability to repay loans, the value of the collateral securing our loans, and deposits.

Our success depends, to a certain extent, upon economic and political conditions, local and national, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital. The recent election of a new United States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the remainder of the world. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and our capital as well as the ability of our customers to repay loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. The substantial majority of the loans made by our subsidiaries are to individuals and businesses in Ohio. Consequently, a significant decline in the economy in Ohio could have a materially adverse effect on our financial condition and results of operations.

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

The financial services industry is extensively regulated. We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations. Laws and regulations may change from time to time and are primarily intended for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole, and not to benefit our shareholders. Regulations affecting banks and financial services businesses are undergoing continuous changes, and management cannot predict the effect of these changes. Moreover, the recently elected United States President and certain legislators have indicated an intention to make extensive changes to regulations affecting financial institutions. The impact of any changes to laws and regulations or other actions by regulatory agencies may negatively impact us or our ability to increase the value of our business. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets held by an institution and the adequacy of an institution’s allowance for loan losses. Additionally, actions by regulatory agencies against us could cause us to devote significant time and resources to defending our business and may lead to penalties that materially affect us and our shareholders. Even the reduction of regulatory restrictions could have an adverse effect on us and our shareholders if such lessening of restrictions increases competition within our industry or our market area.

In light of current conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry. In the last several years, the United States Congress and the federal agencies regulating the financial services industry have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets. Some of the laws enacted by the United States Congress and regulations promulgated by federal regulatory agencies subject us, and other financial institutions to which such laws and regulations apply, to additional restrictions, oversight and costs that may have an impact on our business, results of operations or the trading price of our Common Shares. In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market consider winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

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

The principal bases for competition are pricing (including the interest rates charged on loans or paid on interest bearing deposits), product structure, the range of products and services offered, and the quality of customer service (including convenience and responsiveness to customer needs and concerns). The ability to access and use technology is an increasingly important competitive factor in the financial services industry, and it is a critically important component to customer satisfaction as it affects our ability to deliver the right products and services.

Another increasingly competitive factor in the financial services industry is the competition to attract and retain talented employees across many of our business and support areas. This competition leads to increased expenses in many business areas and can also cause us to not pursue certain business opportunities.

A failure to adequately address the competitive pressures we face could make it harder for us to attract and retain customers across our businesses. On the other hand, meeting these competitive pressures could require us to incur significant additional expense, to reevaluate the number of branches through which we serve our customers, or to accept risk beyond what we would otherwise view as desirable under the circumstances. In addition, in our interest rate sensitive businesses, pressures to increase rates on deposits or decrease rates on loans could reduce our net interest margin with a resulting negative impact on our net interest income.

Changes in interest rates could have a material adverse effect on our financial condition, results of operations and cash flows.

Our earnings and cash flows depend substantially on our interest rate spread, which is the difference between (i) the rates we earn on loans, investment securities and other interest earning assets and (ii) the interest rates we pay on deposits and our borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. Changes in monetary policy influence the origination of loans, the prepayment speed of loans, the purchase of investments, the generation of deposits and rates of interest received and paid. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that such measures will be effective in avoiding undue interest rate risk. Information pertaining to the impact changes in interest rates could have on our net income is included in Table 35 in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” and is incorporated herein by reference.

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

Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: the cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral, the credit history of a particular borrower, changes in economic and industry conditions, and the duration of the loan.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board has changed its requirements for establishing the allowance for loan losses.  The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Management is currently evaluating the impact of the adoption of this accounting guidance on Park's consolidated financial statements, but anticipates that it will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of the new current expected credit loss model. This committee is currently assessing the data and system requirements necessary for adoption. Any significant increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Deposit insurance premiums assessed on Park may increase and have a negative effect on Park’s results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions. The costs of resolving bank failures increased for a period of time, decreasing the DIF balance. The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums. If the costs of future bank failures increase, deposit insurance premiums may also increase. The FDIC has recently adopted rules revising its assessments in a manner benefiting banks with assets totaling less than $10 billion. There can be no assurance, however, that assessments will not be changed in the future.

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

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers. We use several third-party vendors who have access to our assets via electronic media. Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft. We employ many preventive and detective controls to protect our assets, and provide mandatory recurring information security training to all employees. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, our plans to continue to implement Internet and mobile banking to meet customer demand, and the current economic and political environment. As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates. Additional information regarding Park’s critical accounting policies and the sensitivity of estimates can be found in the section captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS - CRITICAL ACCOUNTING POLICIES” in Park’s 2016 Annual Report.

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

Although we have paid a dividend on our Common Shares every quarter since becoming a public company, the Board of Directors reviews the dividend on a quarterly basis and establishes the dividend rate based on Park’s financial condition, results of operations, capital and other regulatory requirements, and other factors which the Board of Directors deems relevant. As a financial holding company, we are a legal entity separate and distinct from our subsidiaries and affiliates. Our principal source of funds to pay dividends on our Common Shares and service our debt is dividends from our subsidiaries. In the event our subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our Common Shares. Accordingly, our inability to receive dividends from our subsidiaries could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that Park National Bank and our other subsidiaries may pay to us without regulatory approval. In addition, the Federal Reserve Board and the OCC have issued policy statements that provide that insured banks as well as financial holding companies and other bank holding companies should generally only pay dividends out of current operating earnings. Thus, the ability of Park National Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict our ability to declare and pay dividends.

Payment of dividends could also be subject to regulatory limitations if Park National Bank were to become “undercapitalized” for purposes of the applicable “prompt corrective action” regulations. “Undercapitalized” is currently defined as having a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a common equity tier 1 capital ratio of less than 4.50%, or a core capital, or leverage, ratio of less than 4.0%. Throughout 2016 and 2017 to date, Park National Bank has been in compliance with all regulatory capital requirements and had sufficient capital under the “prompt corrective action” regulations to be deemed “well-capitalized.” There are also restrictions on the ability of Park National Bank to pay dividends if it does not hold the applicable capital conservation buffer.

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

Park’s principal executive offices are located at 50 North Third Street, Newark, Ohio 43055.
Park National Bank
As of the date of this Annual Report on Form 10-K, Park National Bank, its divisions and its subsidiary Scope Leasing, Inc. have a total of 112 financial service offices in Ohio. Park National Bank has 6 financial service offices (including its main office) and 3 operations centers in Newark in Licking County. In addition, Park National Bank, and its divisions, have:

•	financial service offices in Ashland, Loudonville and Perrysville in Ashland County;

•	a financial service office in Athens in Athens County;

•	a financial service office in West Chester in Butler County;

•	financial service offices in Urbana (two offices), Mechanicsburg and North Lewisburg in Champaign County;

•	financial service offices in Springfield (six offices), Enon, Medway, New Carlisle (two offices) and South Charleston in Clark County;

•	financial service offices in Amelia, Cincinnati, Milford, New Richmond and Owensville in Clermont County;

•	a financial service office in Coshocton in Coshocton County;

•	financial service offices in Bucyrus, Crestline and Galion in Crawford County;

•	financial service offices in Greenville (four offices), Arcanum and Versailles in Darke County;

•	financial service offices in Baltimore, Pickerington and Lancaster (six offices) in Fairfield County;

•	financial service offices in Canal Winchester, Columbus, Gahanna, Reynoldsburg and Worthington in Franklin County;

•	financial service offices in Jamestown and Xenia (two offices) in Greene County;

•	financial service offices in Cincinnati (two offices) in Hamilton County;

•	a financial service office in Logan in Hocking County;

•	a financial service office in Millersburg in Holmes County;

•	financial service offices (3 offices) and an operations center in Mount Vernon as well as financial service offices in Centerburg, Danville and Fredericktown, all in Knox County;

•	financial service offices in Granville, Heath (two offices), Hebron, Johnstown, Pataskala, and Utica in Licking County;

•	a financial service office in Plain City in Madison County;

•	financial service offices in Caledonia, Marion and Prospect in Marion County;

•	financial service offices in Celina and Fort Recovery in Mercer County;

•	financial service offices (two offices) and an operations center in Piqua as well as financial service offices in Tipp City and Troy, all in Miami County;

•	a financial service office in Mount Gilead in Morrow County;

•	financial service offices in Zanesville (eight offices), New Concord and Dresden in Muskingum County;

•	a financial service office in New Lexington in Perry County;

•	financial service offices in Bellville, Mansfield (seven offices), Butler, Lexington, Ontario and Shelby in Richland County;

•	financial service offices in Newcomerstown and New Philadelphia in Tuscarawas County;

•	a financial service office in Springboro in Warren County; and

•	a financial service office in Wooster in Wayne County.

The financial service offices in Athens, Coshocton, Hocking, Muskingum, Perry and Tuscarawas Counties comprise the Century National Bank Division. The financial service offices in Canal Winchester and Reynoldsburg in Franklin County and in Fairfield County comprise the Fairfield National Bank Division. The financial service offices in Ashland County comprise the Farmers Bank Division. The financial service offices in Bellville in Richland County and in Holmes, Knox, Morrow and Wayne Counties comprise the First-Knox National Bank Division. The financial service offices in Butler, Clermont and Hamilton Counties comprise The Park National Bank of Southwest Ohio & Northern Kentucky Division. The financial service offices in Richland County (except the Bellville office) comprise the Richland Bank Division. The financial service offices in Darke and Mercer Counties comprise the Second National Bank Division. The financial service offices in Champaign, Clark, Greene, Madison and Warren Counties comprise the Security National Bank Division. The financial service offices in Crawford and Marion Counties comprise the United Bank, N.A. Division. The financial service offices in Miami County comprise the Unity National Bank Division. Of the financial service offices described above, 23 are leased and the remainder are owned. Park National Bank also operates 31 off-site automated teller machines.
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
As of December 31, 2016, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The information called for in this Item 5 by Items 201(a) through 201(c) of SEC Regulation S-K is incorporated herein by reference from “Table 41 – Market and Dividend Information” and the accompanying disclosure in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”
The following table provides information regarding purchases of Park's Common Shares made by or on behalf of Park or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act during the fiscal quarter ended December 31, 2016. The table also provides information concerning the maximum number of Common Shares that may be purchased under Park’s previously-announced stock repurchase authorization to fund the Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"):

Period	Total Number of Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Common Shares that May Yet Be Purchased under the Plans or Programs (1)
October 1 through October 31, 2016	—	—	—	488,050

November 1 through November 30, 2016	—	—	—	488,050

December 1 through December 31, 2016	—	—	—	488,050

Total	—	—	—

(1)
The number shown represents, as of the end of each period, the maximum number of Common Shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Incentive Plan which became effective on April 22, 2013.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The aggregate number of Common Shares with respect to which awards may be granted under the 2013 Incentive Plan will be 600,000. The Common Shares to be issued and delivered under the 2013 Incentive Plan may consist of either Common Shares currently held or Common Shares subsequently acquired by Park as treasury shares. No newly-issued Common Shares will be delivered under the 2013 Incentive Plan. On April 22, 2013, Park's Board of Directors authorized the purchase, from time to time, of up to 600,000 Park Common Shares to be held as treasury shares for subsequent issuance and delivery under the 2013 Incentive Plan. As of December 31, 2016, 111,950 Common Shares had been purchased for this purpose.

On January 23, 2017, Park announced that the Park Board of Directors had, on that same date, authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. Purchases may be made through NYSE MKT, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with applicable laws and regulations and the rules applicable to issuers having securities listed on NYSE MKT. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization is distinct from the stock repurchase authorization to fund the 2013 Incentive Plan and, due to its timing, the January 23, 2017 stock repurchase authorization is not reflected in the table set forth above.

ITEM 6.	SELECTED FINANCIAL DATA.

The information called for in this Item 6 is incorporated herein by reference from “Table 39 – Consolidated Five-Year Selected Financial Data” and the accompanying disclosure in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information called for in this Item 7 is incorporated herein by reference from the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As noted in Table 16 included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” Park’s tax equivalent net interest margin increased by 13 basis points in 2016 and declined by 16 basis points in 2015. Consistently, over the last several years, Park’s earnings simulation model has projected that changes in interest rates would have only a small impact on net income and the tax equivalent net interest margin. The tax equivalent net interest margin was 3.52%, 3.39% and 3.55% for each of the fiscal years ended December 31, 2016, 2015 and 2014, respectively. The discussion of interest rate sensitivity included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS – CAPITAL RESOURCES – Liquidity and Interest Rate Sensitivity Management” is incorporated herein by reference. In addition, the discussion of Park’s commitments, contingent liabilities and off-balance sheet arrangements included in Park’s 2016 Annual Report under the caption “MANAGEMENT'S DISCUSSION AND ANALYSIS – CONTRACTUAL OBLIGATIONS – Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements,” and in Note 23 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Balance Sheets of Park and its subsidiaries at December 31, 2016 and 2015, the related Consolidated Statements of Income, of Comprehensive Income, of Changes in Shareholders’ Equity and of Cash Flows for the years ended December 31, 2016, 2015 and 2014, the related Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) in Park’s 2016 Annual Report, are incorporated herein by reference. Quarterly Financial Data provided in “Table 40 – Quarterly Financial Data” and the accompanying disclosure included in the section of Park’s 2016 Annual Report captioned “MANAGEMENT'S DISCUSSION AND ANALYSIS,” are also incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting
The “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” included in Park’s 2016 Annual Report is incorporated herein by reference.
Attestation Report of the Registered Public Accounting Firm
The “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” included in Park’s 2016 Annual Report is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

No response required.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers and Persons Nominated or Chosen to Become Directors or Executive Officers
The information required by Item 401 of SEC Regulation S-K concerning the directors of Park and the nominees for election as directors of Park at the Annual Meeting of Shareholders to be held on April 24, 2017 (the “2017 Annual Meeting”) is incorporated herein by reference from the disclosure to be included under the caption “ELECTION OF DIRECTORS (Proposal 1)” in Park’s definitive Proxy Statement relating to the 2017 Annual Meeting to be filed pursuant to SEC Regulation 14A (“Park’s 2017 Proxy Statement”).
The information required by Item 401 of SEC Regulation S-K concerning the executive officers of Park is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE OFFICERS” in Park’s 2017 Proxy Statement.
Compliance with Section 16(a) of the Exchange Act
The information required by Item 405 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES – Section 16(a) Beneficial Ownership Reporting Compliance” in Park’s 2017 Proxy Statement.
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

In accordance with the requirements of Section 807 of the NYSE MKT Company Guide, the Board of Directors of Park has adopted a Code of Business Conduct and Ethics covering the directors, officers and employees of Park and Park's affiliates, including Park’s Chairman of the Board, Park's Chief Executive Officer and President (the principal executive officer), Park’s Chief Financial Officer, Secretary and Treasurer (the principal financial officer) and Park’s Chief Accounting Officer (the principal accounting officer). Park intends to disclose the following events, if they occur, in a current report on Form 8-K within four business days following their occurrence: (A) the date and nature of any amendment to a provision of Park’s Code of Business Conduct and Ethics that (i) applies to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, (ii) relates to any element of the code of ethics definition enumerated in Item 406(b) of SEC Regulation S-K, and (iii) is not a technical, administrative or other non-substantive amendment; and (B) a description of any waiver (including the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver), including an implicit waiver, from a provision of the Code of Business Conduct and Ethics granted to Park’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to one or more of the elements of the code of ethics definition set forth in Item 406(b) of SEC Regulation S-K. In addition, Park will disclose any waivers from the provisions of the Code of Business Conduct and Ethics granted to a director or executive officer of Park in a current report on Form 8-K within four business days following their occurrence in accordance with the requirements of Section 807 of the NYSE MKT Company Guide.
The text of each of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Investment Committee Charter, the Nominating and Corporate Governance Committee Charter (including the Corporate Governance Guidelines) and the Risk Committee Charter is posted on the “Governance Documents” section of the “Investor Relations” page of Park’s Internet site located at http://www.parknationalcorp.com. Interested persons may also obtain copies of the Code of Business Conduct and Ethics, the Audit Committee Charter, the Compensation Committee Charter, the Executive Committee Charter, the Investment Committee Charter, the Nominating and Corporate Governance Committee Charter and the Risk Committee Charter, without charge, by writing to the Chief Financial Officer, Secretary and Treasurer of Park at Park National Corporation, 50 North Third Street, P.O. Box 3500, Newark, Ohio 43058-3500, Attention: Brady T. Burt.
Procedures for Recommending Director Nominees
Information concerning the procedures by which shareholders of Park may recommend nominees to Park’s Board of Directors is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Nominating Procedures” in Park’s 2017 Proxy Statement. These procedures have not materially changed from those described in Park’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders held on April 25, 2016.
Audit Committee
The information required by Items 407(d)(4) and 407(d)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “STRUCTURE AND MEETINGS OF BOARD OF DIRECTORS – Committees of the Board – Audit Committee” in Park’s 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 402 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in Park’s 2017 Proxy Statement.
The information required by Item 407(e)(4) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2017 Proxy Statement.
The information required by Item 407(e)(5) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “EXECUTIVE COMPENSATION – Compensation Committee Report” in Park’s 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Common Shares of Park
The information required by Item 403 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “BENEFICIAL OWNERSHIP OF PARK COMMON SHARES” in Park’s 2017 Proxy Statement.
Equity Compensation Plan Information
The information required by Item 201(d) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption "EQUITY COMPENSATION PLAN INFORMATION" in Park's 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Person Transactions
The information required by Item 404 of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the captions “CORPORATE GOVERNANCE – Independence of Directors,” “CORPORATE GOVERNANCE – Transactions with Related Persons” and “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” in Park’s 2017 Proxy Statement.
Director Independence
The information required by Item 407(a) of SEC Regulation S-K is incorporated herein by reference from the disclosure to be included under the caption “CORPORATE GOVERNANCE – Independence of Directors” in Park’s 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in this Item 14 is incorporated herein by reference from the disclosure to be included under the captions “AUDIT COMMITTEE MATTERS – Pre-Approval of Services Performed by Independent Registered Public Accounting Firm” and “AUDIT COMMITTEE MATTERS – Fees of Independent Registered Public Accounting Firm” in Park’s 2017 Proxy Statement.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)     Financial Statements.
The consolidated financial statements (and report thereon) listed below are incorporated herein by reference from Park's 2016 Annual Report as noted:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP) -- Incorporated herein by reference from Park's 2016 Annual Report

Consolidated Balance Sheets at December 31, 2016 and 2015 -- Incorporated herein by reference from Park's 2016 Annual Report

Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014 -- Incorporated herein by reference from Park's 2016 Annual Report

Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 -- Incorporated herein by reference from Park's 2016 Annual Report

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014 -- Incorporated herein by reference from Park's 2016 Annual Report

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 -- Incorporated herein by reference from Park's 2016 Annual Report

Notes to Consolidated Financial Statements -- Incorporated herein by reference from Park's 2016 Annual Report

(a)(2)     Financial Statement Schedules.

All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and have been omitted.

(a)(3)     Exhibits.

The documents listed in the Index to Exhibits that follows the Signatures page of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference. Each management contract or compensatory plan or arrangement is identified as such in the Index to Exhibits.

(b)
The documents listed in the Index to Exhibits that follows the Signatures page of this Annual Report on Form 10-K are filed/furnished with this Annual Report on Form 10-K as exhibits or incorporated into this Annual Report on Form 10-K by reference.

(c)	Financial Statement Schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK NATIONAL CORPORATION

Date: February 21, 2017	By:	/s/ David L. Trautman
David L. Trautman,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2017.

Name	Capacity
/s/ David L. Trautman David L. Trautman	Chief Executive Officer, President and Director
/s/ C. Daniel DeLawder C. Daniel DeLawder	Chairman of the Board and Director
/s/ Brady T. Burt Brady T. Burt	Chief Financial Officer, Secretary and Treasurer
/s/ Matthew R. Miller Matthew R. Miller	Chief Accounting Officer
/s/ Donna M. Alvarado* Donna M. Alvarado	Director
/s/ James R. DeRoberts* James R. DeRoberts	Director
/s/ F. William Englefield IV* F. William Englefield IV	Director
/s/ Alicia J. Hupp* Alicia J. Hupp	Director
/s/ Stephen J. Kambeitz* Stephen J. Kambeitz	Director
/s/ Timothy S. McLain* Timothy S. McLain	Director
/s/ Robert E. O’Neill* Robert E. O’Neill	Director

Name	Capacity
/s/ Julia A. Sloat* Julia A. Sloat	Director
/s/ Rick R. Taylor* Rick R. Taylor	Director
/s/ Leon Zazworsky* Leon Zazworsky	Director

__________________________

*
The above-named directors of the Registrant sign this Annual Report on Form 10-K by David L. Trautman, their attorney-in-fact, pursuant to Powers of Attorney signed by the above-named directors, which Powers of Attorney are filed with this Annual Report on Form 10-K as exhibits, in the capacities indicated and on the 21st day of February, 2017.

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
Regulations of Park National Corporation (reflecting all amendments) [For purposes of SEC reporting compliance only] (incorporated herein by reference to Exhibit 3.2 (e) to Park's March 31, 2008 Form 10-Q)

4.1(a)
Junior Subordinated Indenture, dated as of December 5, 2005, between Vision Bancshares, Inc. and Wilmington Trust Company, as Trustee (incorporated herein by reference to Exhibit 10.16 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

4.1(b)
First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1(b) to Park National Corporation's Current Report on Form 8-K dated and filed March 15, 2007 (File No. 1-13006) (“Park's March 15, 2007 Form 8-K”))

4.2(a)
Amended and Restated Trust Agreement, dated as of December 5, 2005, among Vision Bancshares, Inc., as Depositor; Wilmington Trust Company, as Property Trustee and as Delaware Trustee; and the Administrative Trustees named therein, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.15 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Depositor”

4.2(b)
Notice of Resignation of Administrative Trustees and Appointment of Successors, dated March 9, 2007, delivered to Wilmington Trust Company by the Resigning Administrative Trustees named therein, the Successor Administrative Trustees named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(b) to Park's March 15, 2007 Form 8-K)

4.2(c)
Notice of Removal of Administrative Trustee and Appointment of Successor, dated February 21, 2013, delivered to Wilmington Trust Company by the continuing Administrative Trustees named therein, the successor Administrative Trustee named therein and Park National Corporation (incorporated herein by reference to Exhibit 4.2(c) to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 1-13006) ("Park's 2012 Form 10-K"))

4.3
Guarantee Agreement, dated as of December 5, 2005, between Vision Bancshares, Inc., as Guarantor, and Wilmington Trust Company, as Guarantee Trustee, in respect of Vision Bancshares Trust I (incorporated herein by reference to Exhibit 10.17 to Vision Bancshares, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (File No. 000-50719))

Note: Pursuant to the First Supplemental Indenture, dated to be effective as of 6:00 p.m., Eastern Standard Time, on March 9, 2007, among Wilmington Trust Company, as Trustee; Park National Corporation; and Vision Bancshares, Inc., Park National Corporation succeeded to and was substituted for Vision Bancshares, Inc. as “Guarantor”

4.4
Note Purchase Agreement, dated December 23, 2009, between Park National Corporation and 38 accredited investors (incorporated herein by reference to Exhibit 4.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 28, 2009 (File No. 1-13006) (“Park's December 28, 2009 Form 8-K”))

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

10.2†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated by reference to Exhibit 10.2(a) to Park National Corporation's Current Report on Form 8-K dated and filed June 19, 2015 (File No. 1-13006) ("Park's June 19, 2015 Form 8-K"))

10.3†
Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.3 to Park's June 19, 2015 Form 8-K)

10.4†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated by reference to Exhibit 10.2(b) to Park's June 19, 2015 Form 8-K)

10.5†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.5 to Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (File No.1-13006) ("Park's 2015 Form 10-K"))

10.6†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated by reference to Exhibit 10.4 to Park's June 19, 2015 Form 8-K)

10.7†
Amended and Restated Split-Dollar Agreement, made and entered into effective as of June 15, 2015, between The Park National Bank and C. Daniel Delawder (incorporated herein by reference to Exhibit 10.7 to Park's 2015 Form 10-K)

10.8†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and David L. Trautman (incorporated herein by reference to Exhibit 10.1(a) to Park's June 19, 2015 Form 8-K)

10.9†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and Brady T. Burt (incorporated herein by reference to Exhibit 10.1(b) to Park's June 19, 2015 Form 8-K)

10.10†
Supplemental Executive Retirement Benefits Agreement, made as of June 15, 2015, between The Park National Bank and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.1(c) to Park's June 19, 2015 Form 8-K)

10.11†
Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between The Park National Corporation and David L. Trautman (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed February 19, 2008 (File No. 1-13006)("Park's February 19, 2008 Form 8-K"))

10.12†
Form of Amended and Restated Supplemental Executive Retirement Benefits Agreement, made as of February 18, 2008, between Park National Corporation and C. Daniel DeLawder (incorporated herein by reference to Exhibit 10.2 to Park's February 19, 2008 Form 8-K)

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

10.15†
Park National Corporation 2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on April 23, 2013 (File No. 1-13006))

10.16†
Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after January 24, 2014 and prior to December 5, 2016 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation’s Current Report on Form 8-K dated and filed on January 27, 2014 (File No. 1-13006))

10.17†
Form of Park National Corporation 2013 Long-Term Incentive Plan Performance-Based Restricted Stock Unit Award Agreement used and to be used to evidence awards of Performance-Based Restricted Stock Units to employees of Park National Corporation and of its subsidiaries granted on and after December 5, 2016 (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on December 8, 2016 (File No. 1-13006))

10.18
Credit Agreement, dated as of May 18, 2016, by and between Park National Corporation and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed May 23, 2016 (File No. 1-13006) ("Park's May 23, 2016 Form 8-K"))

10.19	Note issued by Park National Corporation on May 18, 2016 to U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to Park's May 23, 2016 Form 8-K)

13	2016 Annual Report (not deemed filed except for portions thereof which are specifically incorporated by reference in this Annual Report on Form 10-K) (specified portions filed herewith)

14	Code of Business Conduct and Ethics, as amended April 25, 2016 (filed herewith)

21	Subsidiaries of Park National Corporation (filed herewith)

23	Consent of Crowe Horwath LLP (filed herewith)

24	Powers of Attorney of Directors and Executive Officers of Park National Corporation (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certifications - Principal Executive Officer (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certifications - Principal Financial Officer (filed herewith)

32	Certifications Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code - Principal Executive Officer and Principal Financial Officer (furnished herewith)

101
The following materials from Park National Corporation's 2016 Annual Report and incorporated therefrom into Park National Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) the Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) the Notes to Consolidated Financial Statements (electronically submitted herewith)

___________________

†	Management contract or compensatory plan or arrangement.