Form 10-Q
period 2017-03-31
PARK NATIONAL CORP /OH/
filed 2017-04-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,297,087 Common shares, no par value per share, outstanding at April 26, 2017.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets:
Cash and due from banks	$106,529	$122,811
Money market instruments	285,243	23,635
Cash and cash equivalents	391,772	146,446
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,222,447 and $1,262,761 at March 31, 2017 and December 31, 2016, respectively)	1,219,397	1,258,139
Securities held-to-maturity, at amortized cost (fair value of $283,155 and $256,672 at March 31, 2017 and December 31, 2016, respectively)	284,460	259,833
Other investment securities	61,811	61,811
Total investment securities	1,565,668	1,579,783

Loans	5,313,641	5,271,857
Allowance for loan losses	(49,922)	(50,624)
Net loans	5,263,719	5,221,233
Bank owned life insurance	186,263	185,234
Prepaid assets	94,536	88,874
Goodwill	72,334	72,334
Premises and equipment, net	57,220	57,971
Affordable housing tax credit investments	51,083	52,947
Other real estate owned	13,693	13,926
Accrued interest receivable	18,628	18,822
Mortgage loan servicing rights	9,321	9,266
Other	20,453	20,750
Total assets	$7,744,690	$7,467,586

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,548,363	$1,523,417
Interest bearing	4,372,197	3,998,539
Total deposits	5,920,560	5,521,956
Short-term borrowings	219,863	394,795
Long-term debt	745,840	694,281
Subordinated notes	45,000	45,000
Unfunded commitments in affordable housing tax credit investments	14,282	14,282
Accrued interest payable	2,189	2,151
Other	52,834	52,881
Total liabilities	$7,000,568	$6,725,346

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,795 shares issued at March 31, 2017 and 16,150,807 shares issued at December 31, 2016)	305,856	305,826
Retained earnings	541,241	535,631
Treasury shares (853,708 shares at March 31, 2017 and 810,089 at December 31, 2016)	(86,252)	(81,472)
Accumulated other comprehensive loss, net of taxes	(16,723)	(17,745)
Total shareholders' equity	744,122	742,240
Total liabilities and shareholders’ equity	$7,744,690	$7,467,586

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest and dividend income:

Interest and fees on loans	$59,908	$60,052

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	7,138	8,609
Obligations of states and political subdivisions	1,460	373
Other interest income	249	274
Total interest and dividend income	68,755	69,308

Interest expense:

Interest on deposits:
Demand and savings deposits	1,614	824
Time deposits	2,161	2,387

Interest on borrowings:
Short-term borrowings	235	164
Long-term debt	5,793	6,114

Total interest expense	9,803	9,489

Net interest income	58,952	59,819

Provision for loan losses	876	910
Net interest income after provision for loan losses	58,076	58,909

Other income:
Income from fiduciary activities	5,514	5,113
Service charges on deposit accounts	3,139	3,423
Other service income	2,804	2,574
Checkcard fee income	3,761	3,532
Bank owned life insurance income	1,103	1,197
ATM fees	542	583
OREO valuation adjustments	(73)	(118)
Gain on sale of OREO, net	100	134
Miscellaneous	617	951
Total other income	17,507	17,389

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Other expense:
Salaries	$22,717	$21,554
Employee benefits	5,181	4,773
Occupancy expense	2,635	2,548
Furniture and equipment expense	3,618	3,443
Data processing fees	1,965	1,217
Professional fees and services	4,829	6,667
Marketing	1,056	1,111
Insurance	1,570	1,411
Communication	1,333	1,221
State tax expense	1,063	926
Miscellaneous	1,495	5,028
Total other expense	47,462	49,899

Income before income taxes	28,121	26,399

Federal income taxes	7,854	7,713

Net income	$20,267	$18,686

Earnings per Common Share:
Basic	$1.32	$1.22
Diluted	$1.31	$1.21

Weighted average common shares outstanding
Basic	15,312,059	15,330,813
Diluted	15,432,769	15,406,508

Cash dividends declared	$0.94	$0.94

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$20,267	$18,686

Other comprehensive income, net of tax:
Unrecognized net holding gain on securities available-for-sale, net of federal income taxes of $550 and $6,290 for the three months ended March 31, 2017 and 2016, respectively	1,022	11,680
Other comprehensive income	$1,022	$11,680

Comprehensive income	$21,289	$30,366

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$—	$303,966	$507,505	$(82,473)	$(15,643)
Net income			18,686
Other comprehensive income, net of tax					11,680
Dividends on common shares at $0.94 per share			(14,487)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Share-based compensation expense		468
Balance at March 31, 2016	$—	$304,433	$511,704	$(82,473)	$(3,963)

Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			20,267
Other comprehensive income, net of tax					1,022
Dividends on common shares at $0.94 per share			(14,460)
Cash payment for fractional common shares in dividend reinvestment plan		(1)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	645
Repurchase of 50,000 common shares to be held as treasury shares				(5,425)
Share-based compensation expense		826
Balance at March 31, 2017	$—	$305,856	$541,241	$(86,252)	$(16,723)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$20,267	$18,686

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	876	910
Amortization of loan fees and costs, net	2,230	1,674
Provision for depreciation	2,121	2,049
Amortization of investment securities, net	258	16
Amortization of prepayment penalty of long-term debt	1,559	1,531
Loan originations to be sold in secondary market	(42,370)	(40,285)
Proceeds from sale of loans in secondary market	46,848	36,835
Gain on sale of loans in secondary market	(787)	(761)
Share-based compensation expense	826	468
OREO valuation adjustments	73	118
Gain on sale of OREO, net	(100)	(134)
Bank owned life insurance income	(1,103)	(1,197)

Changes in assets and liabilities:
Increase in other assets	(7,519)	(7,018)
Decrease in other liabilities	(63)	(8)
Net cash provided by operating activities	$23,116	$12,884

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	$40,382	$341,879
Held-to-maturity securities	5,990	4,984
Purchases of:
Available-for-sale securities	—	(259,756)
Held-to-maturity securities	(30,943)	(9,885)
Net loan (originations) paydowns, portfolio loans	(46,115)	10,476
Investments in qualified affordable housing projects	—	(2,847)
Proceeds from the sale of OREO	674	1,387
Life insurance death benefits	74	765
Purchases of premises and equipment, net	(1,379)	(1,581)
Net cash (used in) provided by investing activities	$(31,317)	$85,422

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Three Months Ended March 31,
	2017	2016
Financing activities:
Net increase in deposits	$398,604	$259,148
Net decrease in short-term borrowings	(174,932)	(174,599)
Proceeds from issuance of long-term debt	50,000	—
Value of common shares withheld to pay employee income taxes	(347)	—
Repurchase of common shares to be held as treasury shares	(5,425)	—
Cash dividends paid	(14,373)	(14,411)
Net cash provided by financing activities	$253,527	$70,138

Increase in cash and cash equivalents	245,326	168,444

Cash and cash equivalents at beginning of year	146,446	149,459

Cash and cash equivalents at end of period	$391,772	$317,903

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$9,765	$9,454

Income taxes	$7,500	$—

Non-cash items:
Loans transferred to OREO	$448	$439

Securities purchase commitments	$—	$17,156

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2017.

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed balance sheets, condensed statements of income, condensed statements of comprehensive income, condensed statements of changes in shareholders’ equity and condensed statements of cash flows in conformity with United States ("U.S.") generally accepted accounting principles (“U.S. GAAP”). These financial statements should be read in conjunction with the consolidated financial statements incorporated by reference in the Annual Report on Form 10-K of Park for the fiscal year ended December 31, 2016 from Park’s 2016 Annual Report to Shareholders (“Park's 2016 Annual Report”). Certain prior period amounts have been reclassified to conform to the current period presentation.

Park’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report. For interim reporting purposes, Park follows the same basic accounting policies, as updated by the information contained in this report, and considers each interim period an integral part of an annual period.

Note 2 – Recent Accounting Pronouncements

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. While interest income is specifically out of scope of this guidance, management is currently evaluating the revenue streams within "Other income" to assess the applicability of this guidance. Specifically, management is evaluating the impact of this new guidance on deposit fees recorded within "Service charges on deposit accounts" and trust income within "Income from fiduciary activities."

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

ASU 2016-02 - Leases (Topic 842): In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently analyzing data on leased assets. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on Park's consolidated statement of income.

ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting: In March 2016, FASB issued ASU 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU provides simplification for several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance was effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption was permitted. The adoption of this guidance on January 1, 2017 did not have a material impact on Park's consolidated financial statements.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments: In June 2016, FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss model with an expected loss model, which is referred to as the current expected credit loss ("CECL") model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The CECL model requires an entity to estimate the credit losses over the life of an asset or off-balance sheet exposure. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018.

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of CECL. This committee is currently assessing the data and system requirements necessary for adoption. Management plans to run our current incurred loss model and a CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

ASU 2016-15 - Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force):  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 203): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU provides guidance on eight specific cash flow issues where current U.S. GAAP is either unclear or does not include specific guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  As such transactions arise, management will utilize the updated guidance within Park’s consolidated statements of cash flows.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on Park's consolidated financial statements.

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost: In March 2017, the FASB issued ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities: In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017			December 31, 2016
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$995,377	$3,898	$999,275	$994,619	$3,558	$998,177
Commercial real estate *	1,187,395	3,870	1,191,265	1,155,703	4,161	1,159,864
Construction real estate:
Commercial	112,015	338	112,353	135,343	398	135,741
Mortgage	48,193	110	48,303	48,699	106	48,805
Installment	5,026	14	5,040	4,903	17	4,920
Residential real estate:
Commercial	396,663	924	397,587	406,687	940	407,627
Mortgage	1,156,543	1,246	1,157,789	1,169,495	1,459	1,170,954
HELOC	211,311	820	212,131	212,441	853	213,294
Installment	18,734	53	18,787	19,874	67	19,941
Consumer	1,178,736	3,118	1,181,854	1,120,850	3,385	1,124,235
Leases	3,648	58	3,706	3,243	29	3,272
Total loans	$5,313,641	$14,449	$5,328,090	$5,271,857	$14,973	$5,286,830
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $11.7 million at March 31, 2017 and $11.1 million at December 31, 2016, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $2.0 million and $2.9 million had been reclassified to loans at March 31, 2017 and December 31, 2016, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$18,767	$3,825	$10	$22,602
Commercial real estate	18,474	4,258	—	22,732
Construction real estate:
Commercial	1,649	392	—	2,041
Mortgage	—	103	—	103
Installment	58	92	—	150
Residential real estate:
Commercial	22,715	88	—	22,803
Mortgage	17,632	9,983	804	28,419
HELOC	1,683	849	26	2,558
Installment	577	630	—	1,207
Consumer	2,739	1,003	1,046	4,788
Total loans	$84,294	$21,223	$1,886	$107,403

	December 31, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$20,057	$600	$15	$20,672
Commercial real estate	19,169	5,305	—	24,474
Construction real estate:
Commercial	1,833	393	—	2,226
Mortgage	—	104	—	104
Installment	61	95	12	168
Residential real estate:
Commercial	23,013	89	—	23,102
Mortgage	18,313	9,612	887	28,812
HELOC	1,783	673	25	2,481
Installment	644	609	60	1,313
Consumer	2,949	748	1,139	4,836
Total loans	$87,822	$18,228	$2,138	$108,188

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$22,592	$22,542	$50	$20,657	$20,624	$33
Commercial real estate	22,732	22,732	—	24,474	24,474	—
Construction real estate:
Commercial	2,041	2,041	—	2,226	2,226	—
Mortgage	103	—	103	104	—	104
Installment	150	—	150	156	—	156
Residential real estate:
Commercial	22,803	22,803	—	23,102	23,102	—
Mortgage	27,615	—	27,615	27,925	—	27,925
HELOC	2,532	—	2,532	2,456	—	2,456
Installment	1,207	—	1,207	1,253	—	1,253
Consumer	3,742	9	3,733	3,697	—	3,697
Total loans	$105,517	$70,127	$35,390	$106,050	$70,426	$35,624

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of March 31, 2017 and December 31, 2016.

	March 31, 2017			December 31, 2016
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$37,260	$21,001	$—	$41,075	$19,965	$—
Commercial real estate	22,553	22,094	—	23,961	23,474	—
Construction real estate:
Commercial	1,499	1,471	—	3,662	2,226	—
Residential real estate:
Commercial	22,924	22,302	—	24,409	22,687	—

With an allowance recorded:
Commercial, financial and agricultural	6,419	1,541	596	810	659	152
Commercial real estate	695	638	179	1,014	1,000	309
Construction real estate:
Commercial	1,956	570	32	—	—	—
Residential real estate:
Commercial	516	501	275	427	415	87
Consumer	9	9	9	—	—	—
Total	$93,831	$70,127	$1,091	$95,358	$70,426	$548

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At March 31, 2017 and December 31, 2016, there were $17.4 million and $24.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $6.3 million and $0.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

 The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at March 31, 2017 and December 31, 2016 of $1.1 million and $0.5 million, respectively. These loans with specific reserves had a recorded investment of $3.3 million and $2.1 million as of March 31, 2017 and December 31, 2016, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
(In thousands)	Recorded Investment as of March 31, 2017	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of March 31, 2016	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$22,542	$19,471	$220	$28,596	$29,858	$238
Commercial real estate	22,732	23,297	231	18,068	17,100	180
Construction real estate:
Commercial	2,041	2,096	15	6,888	6,814	13
Residential real estate:
Commercial	22,803	23,081	345	24,619	24,897	1,965
Consumer	9	5	—	—	—	—
Total	$70,127	$67,950	$811	$78,171	$78,669	$2,396

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016 by class of loan.

	March 31, 2017
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$541	$2,272	$2,813	$996,462	$999,275
Commercial real estate	135	2,591	2,726	1,188,539	1,191,265
Construction real estate:
Commercial	—	24	24	112,329	112,353
Mortgage	—	—	—	48,303	48,303
Installment	210	49	259	4,781	5,040
Residential real estate:
Commercial	170	2,067	2,237	395,350	397,587
Mortgage	7,566	9,391	16,957	1,140,832	1,157,789
HELOC	632	1,017	1,649	210,482	212,131
Installment	197	178	375	18,412	18,787
Consumer	7,734	1,806	9,540	1,172,314	1,181,854
Leases	—	—	—	3,706	3,706
Total loans	$17,185	$19,395	$36,580	$5,291,510	$5,328,090
(1) Includes $1.9 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $66.8 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	December 31, 2016
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$371	$4,113	$4,484	$993,693	$998,177
Commercial real estate	355	2,499	2,854	1,157,010	1,159,864
Construction real estate:
Commercial	—	541	541	135,200	135,741
Mortgage	559	—	559	48,246	48,805
Installment	223	64	287	4,633	4,920
Residential real estate:
Commercial	330	3,631	3,961	403,666	407,627
Mortgage	10,854	9,769	20,623	1,150,331	1,170,954
HELOC	970	1,020	1,990	211,304	213,294
Installment	350	319	669	19,272	19,941
Consumer	12,579	2,094	14,673	1,109,562	1,124,235
Leases	—	—	—	3,272	3,272
Total loans	$26,591	$24,050	$50,641	$5,236,189	$5,286,830
(1) Includes $2.1 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $65.9 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of March 31, 2017 and December 31, 2016 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at March 31, 2017 and December 31, 2016 for all commercial loans:

	March 31, 2017
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$1,394	$179	$22,592	$975,110	$999,275
Commercial real estate *	5,873	268	22,732	1,162,392	1,191,265
Construction real estate:
Commercial	90	116	2,041	110,106	112,353
Residential real estate:
Commercial	1,061	216	22,803	373,507	397,587
Leases	—	—	—	3,706	3,706
Total commercial loans	$8,418	$779	$70,168	$2,624,821	$2,704,186
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

	December 31, 2016
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$5,826	$—	$20,657	$971,694	$998,177
Commercial real estate *	7,548	190	24,474	1,127,652	1,159,864
Construction real estate:
Commercial	287	118	2,226	133,110	135,741
Residential real estate:
Commercial	1,055	124	23,102	383,346	407,627
Leases	—	—	—	3,272	3,272
Total Commercial Loans	$14,716	$432	$70,459	$2,619,074	$2,704,681
 * Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

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

Certain loans which were modified during the three-month periods ended March 31, 2017 and March 31, 2016 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed as the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month period ended March 31, 2017. The TDR classification was removed on $806,000 of loans during the three-month period ended March 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, there were $47.8 million and $46.9 million, respectively, of TDRs included in the nonaccrual loan totals. At March 31, 2017 and December 31, 2016, $40.2 million and $38.0 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of March 31, 2017 and December 31, 2016, loans with a recorded investment of $21.2 million and $18.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain nonaccrual TDRs to accrual status in the future.

At March 31, 2017 and December 31, 2016, Park had commitments to lend $1.1 million and $0.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

There were $0.5 million and $0.2 million of specific reserves related to TDRs at March 31, 2017 and December 31, 2016, respectively. Modifications made in 2016 and 2017 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $280,000 and $25,000 were recorded during the three-month periods ended March 31, 2017 and March 31, 2016, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the three-month periods ended March 31, 2017 and March 31, 2016 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of March 31, 2017 of $113,000. There were no modified substandard commercial loans which did not meet the definition of a TDR at March 31, 2016. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loan such that the modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $1.4 million and $2.0 million, as of March 31, 2017 and March 31, 2016, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month periods ended March 31, 2017 and March 31, 2016, as well as the recorded investment of these contracts at March 31, 2017 and March 31, 2016. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended March 31, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	6	$3,079	$1,019	$4,098
Commercial real estate	4	—	379	379
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	3	—	2,140	2,140
Mortgage	9	—	608	608
HELOC	3	200	6	206
Installment	1	34	—	34
Consumer	57	272	348	620
Total loans	83	$3,585	$4,500	$8,085

	Three Months Ended March 31, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	7	$131	$716	$847
Commercial real estate	—	—	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	2	—	617	617
Mortgage	5	99	217	316
HELOC	6	64	122	186
Installment	—	—	—	—
Consumer	64	52	511	563
Total loans	84	$346	$2,183	$2,529

Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2017, $2.6 million were on nonaccrual status as of December 31, 2016. Of those loans which were modified and determined to be a TDR during the three-month period ended March 31, 2016, $922,000 were on nonaccrual status as of December 31, 2015.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month periods ended March 31, 2017 and March 31, 2016, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	6	$198	1	$1
Commercial real estate	5	838	—	—
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	3	49	1	90
Mortgage	8	631	8	516
HELOC	—	—	—	—
Installment	1	3	1	25
Consumer	29	268	44	463
Leases	—	—	—	—
Total loans	52	$1,987	55	$1,095

Of the $2.0 million in modified TDRs which defaulted during the three months ended March 31, 2017, $60,000 were accruing loans and $1.9 million were nonaccrual loans. Of the $1.1 million in modified TDRs which defaulted during the three months ended March 31, 2016, $37,000 were accruing loans and $1.1 million were nonaccrual loans.

Note 4 – Allowance for Loan Losses

The allowance for loan losses ("ALLL") is that amount management believes is adequate to absorb probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including overall growth in the loan portfolio, an analysis of individual loans, prior and current loss experience, and current economic conditions. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors as discussed within Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report.

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

•
As part of this mid-year historical loss update, management determined that it was no longer appropriate to more heavily weight those years with higher losses in the historical loss calculation and applied equal percentages to each of the years in this calculation. The trends that existed when management adopted this weighting no longer appear to exist, resulting in the adjustment back to equal weightings of all years evaluated.

•
As part of the normal quarterly process, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment. Additionally, management updated the calculation of the loss emergence period utilizing a more granular process.

The impact of the changes described above resulted in a decrease of $3.8 million in the ALLL at September 30, 2016, compared to what the ALLL would have been had the calculation, and related assumptions, used at June 30, 2016 remained constant.

The historical loss factors were updated again in the fourth quarter of 2016 to incorporate losses through December 31, 2016. As part of the normal quarterly process, during the first quarter of 2017, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment.

The activity in the allowance for loan losses for the three months ended March 31, 2017 and March 31, 2016 is summarized below.

	Three Months Ended March 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	339	112	27	480	2,750	—	3,708
Recoveries	369	114	58	291	1,298	—	2,130
Net (recoveries)/charge-offs	(30)	(2)	(31)	189	1,452	—	1,578
(Recovery)/provision	(27)	(153)	(910)	(24)	1,990	—	876
Ending balance	$13,437	$10,281	$4,368	$10,745	$11,091	$—	$49,922

	Three Months Ended March 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	274	1	—	747	2,379	—	3,401
Recoveries	427	218	939	471	890	—	2,945
Net (recoveries)/charge-offs	(153)	(217)	(939)	276	1,489	—	456
Provision/(recovery)	393	38	(816)	150	1,145	—	910
Ending balance	$14,240	$9,452	$8,687	$13,388	$11,180	$1	$56,948

Loans collectively evaluated for impairment in the following tables include all performing loans at March 31, 2017 and December 31, 2016, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at March 31, 2017 and December 31, 2016, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report).

The composition of the allowance for loan losses at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$596	$179	$32	$275	$9	$—	$1,091
Collectively evaluated for impairment	12,841	10,102	4,336	10,470	11,082	—	48,831
Total ending allowance balance	$13,437	$10,281	$4,368	$10,745	$11,091	$—	$49,922

Loan balance:
Loans individually evaluated for impairment	$22,541	$22,708	$2,039	$22,802	$9	$—	$70,099
Loans collectively evaluated for impairment	972,836	1,164,687	163,195	1,760,449	1,178,727	3,648	5,243,542
Total ending loan balance	$995,377	$1,187,395	$165,234	$1,783,251	$1,178,736	$3,648	$5,313,641

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	2.64%	0.79%	1.57%	1.21%	—%	—%	1.56%
Loans collectively evaluated for impairment	1.32%	0.87%	2.66%	0.59%	0.94%	—%	0.93%
Total	1.35%	0.87%	2.64%	0.60%	0.94%	—%	0.94%

Recorded investment:
Loans individually evaluated for impairment	$22,542	$22,732	$2,041	$22,803	$9	$—	$70,127
Loans collectively evaluated for impairment	976,733	1,168,533	163,655	1,763,491	1,181,845	3,706	5,257,963
Total ending recorded investment	$999,275	$1,191,265	$165,696	$1,786,294	$1,181,854	$3,706	$5,328,090

	December 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$152	$309	$—	$87	$—	$—	$548
Collectively evaluated for impairment	13,282	10,123	5,247	10,871	10,553	—	50,076
Total ending allowance balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624

Loan balance:
Loans individually evaluated for impairment	$20,622	$24,465	$2,226	$23,102	$—	$—	$70,415
Loans collectively evaluated for impairment	973,997	1,131,238	186,719	1,785,395	1,120,850	3,243	5,201,442
Total ending loan balance	$994,619	$1,155,703	$188,945	$1,808,497	$1,120,850	$3,243	$5,271,857

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	0.74%	1.26%	—%	0.38%	—%	—%	0.78%
Loans collectively evaluated for impairment	1.36%	0.89%	2.81%	0.61%	0.94%	—%	0.96%
Total	1.35%	0.90%	2.78%	0.61%	0.94%	—%	0.96%

Recorded investment:
Loans individually evaluated for impairment	$20,624	$24,474	$2,226	$23,102	$—	$—	$70,426
Loans collectively evaluated for impairment	977,553	1,135,390	187,240	1,788,714	1,124,235	3,272	5,216,404
Total ending recorded investment	$998,177	$1,159,864	$189,466	$1,811,816	$1,124,235	$3,272	$5,286,830

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at March 31, 2017 and December 31, 2016 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	March 31, 2017	December 31, 2016
OREO:
Commercial real estate	$7,642	$7,642
Construction real estate	4,633	4,624
Residential real estate	1,418	1,660
Total OREO	$13,693	$13,926

Loans in process of foreclosure:
Residential real estate	$3,456	$3,250

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(In thousands, except share and per common share data)	2017	2016
Numerator:
Net income	$20,267	$18,686
Denominator:
Weighted-average common shares outstanding	15,312,059	15,330,813
Effect of dilutive performance-based restricted stock units	120,710	75,695
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,432,769	15,406,508
Earnings per common share:
Basic earnings per common share	$1.32	$1.22
Diluted earnings per common share	$1.31	$1.21

Park awarded 45,788 and 41,550 performance-based restricted stock units ("PBRSUs") to certain employees during the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, 119,587 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 120,710 and 75,695 common shares for the three months ended March 31, 2017 and 2016, respectively.

Park repurchased 50,000 common shares during the three months ended March 31, 2017 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park did not repurchase any common shares during the three months ended March 31, 2016.

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

	Operating Results for the three months ended March 31, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$57,480	$1,478	$201	$(207)	$58,952
Provision for (recovery of) loan losses	720	437	(281)	—	876
Other income (loss)	17,711	—	—	(204)	17,507
Other expense	43,803	736	776	2,147	47,462
Income (loss) before income taxes	$30,668	$305	$(294)	$(2,558)	$28,121
Federal income taxes (benefit)	9,182	107	(103)	(1,332)	7,854
Net income (loss)	$21,486	$198	$(191)	$(1,226)	$20,267

Assets (as of March 31, 2017)	$7,667,288	$34,574	$24,727	$18,101	$7,744,690

	Operating Results for the three months ended March 31, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$57,155	$1,504	$1,161	$(1)	$59,819
Provision for (recovery of) loan losses	1,533	527	(1,150)	—	910
Other income	17,223	—	34	132	17,389
Other expense	41,360	3,798	1,404	3,337	49,899
Income (loss) before income taxes	$31,485	$(2,821)	$941	$(3,206)	$26,399
Federal income taxes (benefit)	9,741	(985)	329	(1,372)	7,713
Net income (loss)	$21,744	$(1,836)	$612	$(1,834)	$18,686

Assets (as of March 31, 2016)	$7,347,378	$34,637	$34,592	$11,578	$7,428,185

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month periods ended March 31, 2017 and 2016. The reconciling amounts for consolidated total assets for the periods ended March 31, 2017 and 2016 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At March 31, 2017 and December 31, 2016, respectively, Park had approximately $6.7 million and $10.4 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $6.6 million and $10.3 million at March 31, 2017 and December 31, 2016, respectively. The gain expected upon sale was $86,000 and $131,000 at March 31, 2017 and December 31, 2016, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of March 31, 2017 or December 31, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three month periods ended March 31, 2017 and 2016, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at March 31, 2017, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$1,579	$268,421
U.S. Government sponsored entities' asset-backed securities	951,328	6,044	9,793	947,579
Other equity securities	1,119	2,278	—	3,397
Total	$1,222,447	$8,322	$11,372	$1,219,397

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$65,221	$1,019	$77	$66,163
Obligations of states and political subdivisions	219,239	1,698	$3,945	216,992
Total	$284,460	$2,717	$4,022	$283,155

Investment securities with unrecognized losses at March 31, 2017, were as follows:

	Unrecognized loss position for less than 12 months		Unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$248,525	$1,475	$19,896	$104	$268,421	$1,579
U.S. Government sponsored entities' asset-backed securities	576,446	9,488	$26,282	305	$602,728	9,793
Total	$824,971	$10,963	$46,178	$409	$871,149	$11,372
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,509	$77	$7,509	$77
Obligations of states and political subdivisions	118,439	$3,945	—	—	$118,439	3,945
Total	$118,439	$3,945	$7,509	$77	$125,948	$4,022

Investment securities at December 31, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$2,467	$267,533
U.S. Government sponsored entities' asset-backed securities	991,642	5,372	9,842	987,172
Other equity securities	1,119	2,315	—	3,434
Total	$1,262,761	$7,687	$12,309	$1,258,139

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$188,622	$977	$5,148	$184,451
U.S. Government sponsored entities' asset-backed securities	71,211	1,097	87	72,221
Total	$259,833	$2,074	$5,235	$256,672

Investment securities with unrecognized losses at December 31, 2016, were as follows:

	Unrecognized loss position for less than 12 months		Unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$247,695	$2,305	$19,838	$162	$267,533	$2,467
U.S. Government sponsored entities' asset-backed securities	612,321	9,473	27,325	369	639,646	9,842
Total	$860,016	$11,778	$47,163	$531	$907,179	$12,309
Securities Held-to-Maturity
Obligations of states and political subdivision	$134,909	$5,148	$—	$—	$134,909	$5,148
U.S. Government sponsored entities' asset-backed securities	—	—	7,564	87	7,564	87
Total	$134,909	$5,148	$7,564	$87	$142,473	$5,235

Management does not believe any of the unrecognized losses at March 31, 2017 or December 31, 2016 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at March 31, 2017, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations:
Due less than one year	$50,000	$49,927	0.96%
Due one through five years	220,000	218,494	1.24%
Total	$270,000	$268,421	1.18%

U.S. Government sponsored entities' asset-backed securities:	$951,328	$947,579	2.10%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due over ten years	$219,239	$216,992	4.52%
Total (1)	$219,239	$216,992	4.52%

U.S. Government sponsored entities' asset-backed securities	$65,221	$66,163	3.28%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 35% rate. The aggregate taxable equivalent adjustment was $786,000 for the three months ended March 31, 2017.

All of Park’s securities shown in the table above as obligations of U.S. Treasury and other U.S. Government sponsored entities' notes are callable notes. These callable notes have final maturities of 0.6 years to 3 years. Of the $268.4 million reported at March 31, 2017, none were expected to be called. The remaining average life of the entire investment portfolio is estimated to be 4.4 years.

There were no sales of investment securities during the three-month periods ended March 31, 2017 or 2016.

Investment securities having an amortized cost of $1,062 million and $937 million at March 31, 2017 and December 31, 2016, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("FRB") and other equities carried at cost. The FHLB and FRB restricted stock investments are carried at their redemption value.

	March 31, 2017	December 31, 2016
(In thousands)
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Other equity investments carried at cost	3,500	3,500
Total other investment securities	$61,811	$61,811

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights, restricted common shares, restricted stock unit awards that may be settled in common shares, cash or a combination of the two, unrestricted common shares and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares are authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. No awards may be made under the 2013 Incentive Plan after April 22, 2023. At March 31, 2017, 429,889 common shares were available for future grants under the 2013 Incentive Plan.

During the three months ended March 31, 2017 and 2016, the Compensation Committee of the Board of Directors of Park granted awards of performance-based restricted stock units ("PBRSUs") covering an aggregate of 45,788 and 41,550 common shares, respectively, to certain employees of Park and its subsidiaries. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the three months ended March 31, 2017 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2017	85,425
Granted	45,788
Vested	9,674
Forfeited	150
Adjustment for performance conditions of PBRSUs (1)	(1,802)
Nonvested at March 31, 2017	119,587
(1) The number of PBRSUs earned depends on the level of achievement with respect to certain performance criteria. Adjustment herein represents the difference between the maximum number of common shares which could be earned and the actual number earned for those PBRSUs as to which the performance period was completed.

On March 31, 2017, 9,674 PBRSUs granted in 2014 vested. A total of 3,293 common shares were withheld to pay employee income taxes. This resulted in a net amount of 6,381 common shares being issued to employees of Park.

Share-based compensation expense of $826,000 and $468,000 was recognized for the three-month periods ended March 31, 2017 and 2016, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs currently outstanding:

(In thousands)
Nine months ending December 31, 2017	$2,247
2018	2,641
2019	1,964
2020	890
2021	149
Total	$7,891

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month periods ended March 31, 2017 and 2016.

The following table shows the components of net periodic benefit income:

	Three Months Ended March 31,
(In thousands)	2017	2016
Service cost	$1,317	$1,264
Interest cost	1,271	1,217
Expected return on plan assets	(2,863)	(2,737)
Amortization of prior service cost	—	—
Recognized net actuarial loss	144	193
Net periodic benefit income	$(131)	$(63)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.33 billion at each of March 31, 2017 and December 31, 2016 and $1.27 billion at March 31, 2016. At March 31, 2017, $3.6 million of the sold mortgage loans were sold with recourse, compared to $4.1 million at December 31, 2016 and $4.9 million at March 31, 2016. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At March 31, 2017 and December 31, 2016, management had established reserves of $287,000 and $266,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended March 31,
(In thousands)	2017	2016
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,266	$9,008
Additions	354	316
Amortization	(358)	(375)
Changes in valuation allowance	59	—
Carrying amount, net, end of period	$9,321	$8,949

Valuation allowance:
Beginning of period	$735	$542
Changes in valuation allowance	(59)	—
End of period	$676	$542

Servicing fees included in other service income were $0.9 million for the three months ended March 31, 2017 and $0.8 million for the same period of 2016.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, certain assets and liabilities are not traded in observable markets and Park must use other valuation methods to develop a fair value. The fair value of impaired loans is typically based on the fair value of the underlying collateral, which is estimated through third-party appraisals in accordance with Park's valuation requirements under its commercial and real estate loan policies.

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at March 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$268,421	$—	$268,421
U.S. Government sponsored entities’ asset-backed securities	—	947,579	—	947,579
Equity securities	2,621	—	776	3,397
Mortgage loans held for sale	—	6,722	—	6,722
Mortgage IRLCs	—	234	—	234

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$267,533	$—	$267,533
U.S. Government sponsored entities’ asset-backed securities	—	987,172	—	987,172
Equity securities	2,644	—	790	3,434
Mortgage loans held for sale	—	10,413	—	10,413
Mortgage IRLCs	—	124	—	124

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

The following methods and assumptions were used by the Company in determining the fair value of the financial assets and liabilities discussed above:

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

Mortgage Interest Rate Lock Commitments (IRLCs): Mortgage IRLCs are based on current secondary market pricing and are classified as Level 2.

Mortgage loans held for sale: Mortgage loans held for sale are carried at their fair value. Mortgage loans held for sale are estimated using security prices for similar product types and, therefore, are classified in Level 2.

The tables below are a reconciliation of the beginning and ending balances of the Level 3 inputs for the three months ended March 31, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended March 31, 2017 and 2016

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Included in other comprehensive income	(14)	—
Balance at March 31, 2017	$776	$(226)

Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in other comprehensive income	44	—
Balance at March 31, 2016	$813	$(226)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

The following methods and assumptions were used by the Company in determining the fair value of assets and liabilities measured at fair value on a nonrecurring basis described below:

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Collateral dependent impaired loans carried at fair value have been partially charged-off or receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral is then adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. Additionally, updated independent valuations are obtained annually for all impaired loans in accordance with Company policy.

Other Real Estate Owned ("OREO"): Assets acquired through or in lieu of loan foreclosure are initially recorded at fair value less costs to sell when acquired. The carrying value of OREO is not re-measured to fair value on a recurring basis, but is subject to fair value adjustments when the carrying value exceeds the fair value, less estimated selling costs. Fair value is based on recent real estate appraisals and is updated at least annually. These appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales approach and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments result in a Level 3 classification of the inputs for determining fair value.

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

Fair Value Measurements at March 31, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,647	$2,647
Construction real estate	—	—	561	561
Residential real estate	—	—	1,111	1,111
Total impaired loans recorded at fair value	$—	$—	$4,319	$4,319

Mortgage servicing rights	$—	$6,892	$—	$6,892

OREO:
Commercial real estate	—	—	2,644	2,644
Construction real estate	—	—	3,331	3,331
Residential real estate	—	—	853	853
Total OREO recorded at fair value	$—	$—	$6,828	$6,828

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,057	$3,057
Construction real estate	—	—	541	541
Residential real estate	—	—	2,385	2,385
Total impaired loans recorded at fair value	$—	$—	$5,983	$5,983

Mortgage servicing rights	$—	$6,769	$—	$6,769

OREO:
Commercial real estate	—	—	2,644	2,644
Construction real estate	—	—	3,322	3,322
Residential real estate	—	—	931	931
Total OREO recorded at fair value	$—	$—	$6,897	$6,897

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

	March 31, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$4,805	$2,593	$486	$4,319
Remaining impaired loans	65,322	21,138	605	64,717
Total impaired loans	$70,127	$23,731	$1,091	$69,036

	December 31, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,379	$3,681	$396	$5,983
Remaining impaired loans	64,047	21,262	152	63,895
Total impaired loans	$70,426	$24,943	$548	$69,878

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended March 31, 2017 and 2016 was $0.3 million and $0.6 million, respectively.

MSRs totaled $9.3 million at March 31, 2017. Of this $9.3 million MSR carrying balance, $6.9 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.4 million was recorded at cost, as the fair value of the MSRs exceeded cost at March 31, 2017. At December 31, 2016, MSRs totaled $9.3 million. Of this $9.3 million MSR carrying balance, $6.8 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2016. The income related to MSRs carried at fair value during the three months ended March 31, 2017 was $59,000. There was no income or expense related to MSRs carried at fair value during the three months ended March 31, 2016.

Total OREO held by Park at March 31, 2017 and December 31, 2016 was $13.7 million and $13.9 million, respectively. Approximately 50% of OREO held by Park at each of March 31, 2017 and December 31, 2016 was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At March 31, 2017 and December 31, 2016, OREO held at fair value, less estimated selling costs, amounted to $6.8 million and $6.9 million, respectively. The net expense related to OREO fair value adjustments was $73,000 and $118,000 for the three-month periods ended March 31, 2017 and 2016, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016:

March 31, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,647	Sales comparison approach	Adj to comparables	0.0% - 90.0% (21.3%)
		Income approach	Capitalization rate	9.0% - 10.6% (10.0%)
		Cost approach	Accumulated depreciation	17.0% - 90.1% (60.5%)

Construction real estate	$561	Sales comparison approach	Adj to comparables	0.0% - 4.8% (0.7%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$1,111	Sales comparison approach	Adj to comparables	0.3% - 110.0% (16.5%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,644	Sales comparison approach	Adj to comparables	0.0% - 68.4% (26.5%)
		Income approach	Capitalization rate	13.0% - 14.0% (13.1%)

Construction real estate	$3,331	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.7%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$853	Sales comparison approach	Adj to comparables	0.6% - 79.7% (35.0%)

Balance at December 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,057	Sales comparison approach	Adj to comparables	0.0% - 90.0% (20.2%)
		Income approach	Capitalization rate	9.0% - 10.6% (10.1%)
		Cost approach	Accumulated depreciation	17.0% - 18.0% (17.8%)

Construction real estate	$541	Sales comparison approach	Adj to comparables	0.0% - 11.1% (1.6%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$2,385	Sales comparison approach	Adj to comparables	0.3% - 110.0% (17.0%)
		Income approach	Capitalization rate	10.0% (10.0%)

Other real estate owned:
Commercial real estate	$2,644	Sales comparison approach	Adj to comparables	0.0% - 68.4% (26.5%)
		Income approach	Capitalization rate	13.0% - 14.0% (13.1%)

Construction real estate	$3,322	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.7%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$931	Sales comparison approach	Adj to comparables	3.2% - 79.7% (30.6%)

The following methods and assumptions were used by Park in estimating its fair value disclosures for assets and liabilities not discussed above:

Cash and cash equivalents: The carrying amounts reported in the consolidated condensed balance sheets for cash and short-term instruments approximate those assets’ fair values.

Other investments: FHLB and FRB stock within "Other investments" are carried at their respective redemption values as it is not practical to calculate their fair values. Additional investments within "Other investments" are carried at their cost basis as these investments do not have a readily determinable fair value and Park does not have the ability to influence the operating or financial decisions of the investee.

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

Subordinated notes: Fair values for subordinated notes are estimated using a discounted cash flow calculation that applies interest rate spreads currently being offered on similar debt structures to a schedule of monthly maturities.

The fair value of financial instruments at March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$391,772	$391,772	$—	$—	$391,772
Investment securities (1)	1,503,857	2,621	1,499,155	776	1,502,552
Accrued interest receivable - securities	4,179	—	4,179	—	4,179
Accrued interest receivable - loans	14,449	—	—	14,449	14,449

Loans held for sale	6,722	—	6,722	—	6,722
Mortgage IRLCs	234	—	234	—	234
Impaired loans carried at fair value	4,319	—	—	4,319	4,319
Other loans, net	5,252,444	—	—	5,185,883	5,185,883
Loans receivable, net	$5,263,719	$—	$6,956	$5,190,202	$5,197,158

Financial liabilities:
Noninterest bearing checking accounts	$1,548,363	$1,548,363	$—	$—	$1,548,363
Interest bearing transactions accounts	1,310,575	1,310,575	—	—	1,310,575
Savings accounts	1,928,507	1,928,507	—	—	1,928,507
Time deposits	1,130,409	—	1,133,360	—	1,133,360
Other	2,706	2,706	—	—	2,706
Total deposits	$5,920,560	$4,790,151	$1,133,360	$—	$5,923,511

Short-term borrowings	$219,863	$—	$219,863	$—	$219,863
Long-term debt	745,840	—	760,798	—	760,798
Subordinated notes	45,000	—	43,786	—	43,786
Accrued interest payable – deposits	901	46	855	—	901
Accrued interest payable – debt/borrowings	1,288	—	1,288	—	1,288

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Investment securities excludes the category "Other investments." This category consists of FHLB and FRB stock carried at their respective redemption values as it is not practical to calculate their fair values. Additional investments within "Other Investments" are carried at their cost basis as these investments do not have a readily determinable fair value and Park does not have the ability to influence the operating or financial decisions of the investee.

	December 31, 2016
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$146,466	$146,466	$—	$—	$146,466
Investment securities (1)	1,517,972	2,644	1,511,377	790	1,514,811
Accrued interest receivable - securities	3,849	—	3,849	—	3,849
Accrued interest receivable - loans	14,973	—	—	14,973	14,973

Loans held for sale	10,413	—	10,413	—	10,413
Mortgage IRLCs	124	—	124	—	124
Impaired loans carried at fair value	5,983	—	—	5,983	5,983
Other loans, net	5,204,713	—	—	5,161,919	5,161,919
Loans receivable, net	$5,221,233	$—	$10,537	$5,167,902	$5,178,439

Financial liabilities:
Noninterest bearing checking accounts	$1,523,417	$1,523,417	$—	$—	$1,523,417
Interest bearing transactions accounts	1,174,448	1,174,448	—	—	1,174,448
Savings accounts	1,704,920	1,704,920	—	—	1,704,920
Time deposits	1,117,870	—	1,122,598	—	1,122,598
Other	1,301	1,301	—	—	1,301
Total deposits	$5,521,956	$4,404,086	$1,122,598	$—	$5,526,684

Short-term borrowings	$394,795	$—	$394,795	$—	$394,795
Long-term debt	694,281	—	712,958	—	712,958
Subordinated notes	45,000	—	40,903	—	40,903
Accrued interest payable – deposits	900	82	818	—	900
Accrued interest payable – debt/borrowings	1,251	1	1,250	—	1,251

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Investment securities excludes the category "Other investments." This category consists of FHLB and FRB stock carried at their respective redemption values as it is not practical to calculate their fair values. Additional investments within "Other Investments" are carried at their cost basis as these investments do not have a readily determinable fair value and Park does not have the ability to influence the operating or financial decisions of the investee.

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month periods ended March 31, 2017 and 2016:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrecognized gains and losses on available for sale securities	Total
Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	1,022	1,022
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	1,022	1,022
Ending balance at March 31, 2017	$(14,740)	$(1,983)	$(16,723)

Beginning balance at January 1, 2016	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	11,680	11,680
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	11,680	11,680
Ending balance at March 31, 2016	$(15,351)	$11,388	$(3,963)

During the three-month periods ended March 31, 2017 and 2016, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.
The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of March 31, 2017 and December 31, 2016.

(in thousands)	March 31, 2017	December 31, 2016
Affordable housing tax credit investments	$51,083	$52,947
Unfunded commitments	14,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2017 and 2027.
During the three months ended March 31, 2017 and 2016, Park recognized amortization expense of $1.9 million and $1.8 million, respectively, which was included within the provision for income taxes. Additionally, during the three months ended March 31, 2017 and 2016, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.4 million and $2.3 million, respectively.

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

All repurchase agreements are subject to terms and conditions of repurchase/security agreements between Park and the client and are accounted for as secured borrowings. Park's repurchase agreements reflected in short-term borrowings consisted of customer accounts and securities which are pledged on an individual security basis.

At March 31, 2017 and December 31, 2016, Park's repurchase agreement borrowings totaled $520 million and $510 million, respectively. At both March 31, 2017 and December 31, 2016, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $594 million and $569 million at March 31, 2017 and December 31, 2016, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of March 31, 2017 and December 31, 2016, Park had $570 million and $640 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at March 31, 2017 and December 31, 2016:

	March 31, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$218,759	$—	$—	$301,104	$519,863

	December 31, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$208,691	$—	$—	$301,104	$509,795

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $3.5 million and $4.7 million remained unamortized as of March 31, 2017 and December 31, 2016, respectively.

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

As of March 31, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

Note 19 – Subsequent Events

On April 24, 2017, Park prepaid in full the $30.0 million outstanding aggregate principal amount of the 7% Subordinated Notes due April 20, 2022 (the "2012 Notes"), plus accrued interest on the 2012 Notes in the aggregate amount of $140,000. The 2012 Notes were originally issued on April 20, 2012 to 56 purchasers, all of whom were accredited investors. April 21, 2017 was the earliest repayment date allowable under terms of the Note Purchase Agreement, dated April 20, 2012, under which the 2012 Notes were originally issued.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, bank products and services, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the OCC, the FDIC, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the JOBS Act, the FAST Act and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve Board; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the United Kingdom's exit from the European Union and its consequences; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, terrorist activities or international hostilities on the economy and financial markets generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

Critical Accounting Policies

Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report lists significant accounting policies used in the development and presentation of Park’s consolidated financial statements. The accounting and reporting policies of Park conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

U.S. GAAP requires management to establish a fair value hierarchy, which has the objective of maximizing the use of observable market inputs. U.S. GAAP also requires enhanced disclosures regarding the inputs used to calculate fair value. These are classified as Level 1, Level 2, and Level 3. Level 3 inputs are those with significant unobservable inputs that reflect a company’s own assumptions about the market for a particular instrument. Some of these inputs could be based on internal models and cash flow analyses. The large majority of Park’s assets whose fair value is determined using Level 2 inputs consists of available-for-sale (“AFS”) securities. The fair value of these AFS securities is obtained largely through the use of matrix pricing, which is a mathematical technique widely used in the financial services industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather relying on the securities’ relationship to other benchmark quoted securities. Please see Note 14 - Fair Value of the Notes to Unaudited Consolidated Condensed Financial Statements in this Quarterly Report on Form 10-Q for additional information on fair value.

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

Comparison of Results of Operations
For the Three Months Ended March 31, 2017 and 2016

Summary Discussion of Results

Net income for the three months ended March 31, 2017 was $20.3 million, compared to $18.7 million for the first quarter of 2016. Diluted earnings per common share were $1.31 for the first quarter of 2017, compared to $1.21 for the first quarter of 2016. Weighted average diluted common shares outstanding were 15,432,769 for the first quarter of 2017, compared to 15,406,508 weighted average diluted common shares for the first quarter of 2016.

Financial Results by segment

The table below reflects the net income (loss) by segment for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q1 2017	Q1 2016	2016	2015
PNB	$21,486	$21,744	$84,451	$84,345
GFSC	198	(1,836)	(307)	1,423
Parent Company	(1,226)	(1,834)	(4,557)	(4,549)
Ongoing operations	$20,458	$18,074	$79,587	$81,219
SEPH	(191)	612	6,548	(207)
Total Park	$20,267	$18,686	$86,135	$81,012

The category “Parent Company” above excludes the results for SEPH, an entity which is winding down commensurate with the disposition of SEPH's nonperforming assets. Management considers the “Ongoing operations” results, which exclude the results of SEPH, to reflect the business of Park and Park's subsidiaries going forward. The discussion below provides additional information regarding the segments that make up the “Ongoing operations”, followed by additional information regarding SEPH.

The Park National Bank (PNB)

The table below reflects PNB's net income for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q1 2017	Q1 2016	2016	2015
Net interest income	$57,480	$57,155	$227,576	$220,879
Provision for loan losses	720	1,533	2,611	7,665
Other income	17,711	17,223	74,803	75,188
Other expense	43,803	41,360	177,562	167,476
Income before income taxes	$30,668	$31,485	$122,206	$120,926
Federal income tax expense	9,182	9,741	37,755	36,581
Net income	$21,486	$21,744	$84,451	$84,345

Net interest income of $57.5 million for the three months ended March 31, 2017 represented a $325,000, or 0.6% increase, compared to $57.2 million for the same period of 2016. The increase was the result of a $629,000 increase in interest income offset by a $304,000 increase in interest expense.
The $629,000 increase in interest income was due to a $1.0 million increase in interest income on loans, offset by a $405,000 decrease in interest income on investments. The increase in interest income on loans was largely the result of a $231 million, or 4.4%, increase in average loans from $5.0 billion for the three months ended March 31, 2016, to $5.2 billion for the three months ended March 31, 2017. Included in interest income for the three months ended March 31, 2017 was $80,000 in income related to PNB participations in legacy Vision Bank ("Vision") assets, compared to $561,000 for the three months ended March 31, 2016.
The provision for loan losses of $720,000 for the three months ended March 31, 2017 represented an improvement of $813,000, compared to a provision of loan losses of $1.5 million for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other expense of $43.8 million for the three months ended March 31, 2017 represented an increase of $2.4 million, or 5.9%, compared to $41.4 million for the same period of 2016. The $2.4 million increase was primarily related to a $1.1 million increase in salaries expense, a $511,000 increase in employee benefits expense (largely related to an increase in medical expenses), an increase of $739,000 in data processing fees, an increase of $177,000 in furniture and equipment expense, and an $174,000 increase in insurance expense, offset by a decrease of $310,000 in professional fees and services, and a $224,000 decrease in non-loan related losses which are included in miscellaneous expense.

PNB's results for the first quarters of 2017 and 2016, and for the fiscal year ended December 31, 2016, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these periods is detailed in the table below:

	1Q 2017			1Q 2016			2016
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$57,480	$80	$57,400	$57,155	$561	$56,594	$227,576	$801	$226,775
Provision for (recovery of) loan losses	720	(6)	726	1,533	(5)	1,538	2,611	(3,118)	5,729
Other income	17,711	—	17,711	17,223	(202)	17,425	74,803	194	74,609
Other expense	43,803	99	43,704	41,360	221	41,139	177,562	662	176,900
Income before income taxes	$30,668	$(13)	$30,681	$31,485	$143	$31,342	$122,206	$3,451	$118,755
Federal income tax expense (benefit)	9,182	(4)	9,186	9,741	44	9,697	37,755	1,066	36,689
Net income (expense)	$21,486	$(9)	$21,495	$21,744	$99	$21,645	$84,451	$2,385	$82,066
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of March 31, 2017, December 31, 2016 and March 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016	% change from 12/31/16	% change from 03/31/16
Loans	$5,276,643	$5,234,828	$5,023,659	0.80%	5.04%
Allowance for loan losses	47,983	48,782	54,646	(1.64)%	(12.19)%
Net loans	5,228,660	5,186,046	4,969,013	0.82%	5.23%
Investment securities	1,559,241	1,573,320	1,599,598	(0.89)%	(2.52)%
Total assets	7,667,288	7,389,538	7,347,378	3.76%	4.35%
Total deposits	6,022,912	5,630,199	5,705,769	6.98%	5.56%
Average assets (1)	7,481,810	7,337,438	7,325,133	1.97%	2.14%
Efficiency ratio	57.44%	58.26%	55.28%	(1.41)%	3.91%
Return on average assets (2)	1.16%	1.15%	1.19%	0.87%	(2.52)%
(1) Average assets for the three months ended March 31, 2017 and 2016, and for the fiscal year ended December 31, 2016.
(2) Annualized for the three months ended March 31, 2017 and 2016.

Loans outstanding at March 31, 2017 were $5.28 billion, compared to $5.23 billion at December 31, 2016, an increase of $42 million, or an annualized 3.2%. The loan growth for the first three months of 2017 consisted of consumer loan growth of $59.7 million (21.5% annualized), offset by a reduction in commercial loan balances of $2.1 million (0.3% annualized), HELOC loan balances of $1.1 million (2.2% annualized), and residential loan balances of $13.4 million (4.5% annualized).

PNB's allowance for loan losses decreased by $799,000, or 1.6%, to $48.0 million at March 31, 2017, compared to $48.8 million at December 31, 2016. Net charge-offs were $1.5 million, or 0.12% of total average loans, for the three months ended March 31, 2017. Net charge-offs consisted of net charge-offs of consumer loans of $1.1 million, commercial loans of $216,000, mortgage loans of $113,000 and other loans of $132,000. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q1 2017	Q1 2016	2016	2015
Net interest income	$1,478	$1,504	$5,874	$6,588
Provision for loan losses	437	527	1,887	1,415
Other (loss) income	—	—	(1)	2
Other expense	736	3,798	4,457	2,984
Income (loss) before income taxes	$305	$(2,821)	$(471)	$2,191
Federal income tax expense (benefit)	107	(985)	(164)	768
Net income (loss)	$198	$(1,836)	$(307)	$1,423

The provision for loan losses of $437,000 for the three months ended March 31, 2017 represented a decrease of $90,000, compared to $527,000 for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding Guardian's loan portfolio and the level of provision for loan losses recognized in each period presented.

Other expense of $736,000 for the three months ended March 31, 2017 represented a $3.1 million decrease, compared to $3.8 million for the three months ended March 31, 2016. This decrease was primarily related to the evaluation of respective litigation accruals during 2017 and 2016.

The table below provides certain balance sheet information and financial ratios for GFSC as of March 31, 2017, December 31, 2016 and March 31, 2016.

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016	% change from 12/31/16	% change from 03/31/16
Loans	$34,327	$32,661	$33,798	5.10%	1.57%
Allowance for loan losses	1,939	1,842	2,302	5.27%	(15.77)%
Net loans	32,388	30,819	31,496	5.09%	2.83%
Total assets	34,574	32,268	34,637	7.15%	(0.18)%
Average assets (1)	32,943	33,370	35,372	(1.28)%	(6.87)%
Return on average assets (2)	2.44%	(0.92)%	N.M.	N.M.	N.M.
(1) Average assets for the three months ended March 31, 2017 and 2016, and for the fiscal year ended December 31, 2016.
(2) Annualized for the three months ended March 31, 2017 and 2016.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q1 2017	Q1 2016	2016	2015
Net interest (expense) income	$(207)	$(1)	$(138)	$239
Provision for loan losses	—	—	—	—
Other (loss) income	(204)	132	955	513
Other expense	2,147	3,337	9,731	9,972
Loss before income tax benefit	$(2,558)	$(3,206)	$(8,914)	$(9,220)
Federal income tax benefit	(1,332)	(1,372)	(4,357)	(4,671)
Net loss	$(1,226)	$(1,834)	$(4,557)	$(4,549)

The net interest (expense) income for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal years 2016 and 2015 and for the three months ended March 31, 2016, the net interest (expense) income included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest (expense) income included, for all periods presented, interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which management prepaid in full (principal plus accrued interest) on April 24, 2017.

Other expense of $2.1 million for the three months ended March 31, 2017 represented a decrease of $1.2 million, or 35.7%, compared to $3.3 million for the three months ended March 31, 2016. The $1.2 million decrease was primarily related to a decrease of $0.8 million in professional fees and services and a $0.5 million decrease in miscellaneous other expense.

SEPH

The table below reflects SEPH's net (loss) income for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q1 2017	Q1 2016	2016	2015
Net interest income (expense)	$201	$1,161	$4,774	$(74)
Recovery of loan losses	(281)	(1,150)	(9,599)	(4,090)
Other income	—	34	2,974	1,848
Other expense	776	1,404	7,273	6,182
(Loss) income before income taxes	$(294)	$941	$10,074	$(318)
Federal income tax (benefit) expense	(103)	329	3,526	(111)
Net (loss) income	$(191)	$612	$6,548	$(207)

Net interest income decreased to $201,000 for the three months ended March 31, 2017 from $1.2 million for the same period in 2016. The decrease was largely the result of a decline in payments received from SEPH impaired loan relationships.

For the three months ended March 31, 2017, SEPH had net recoveries of loan losses of $281,000, compared to $1.2 million in the same period in 2016.

The $628,000 decrease in other expense for the three months ended March 31, 2017, compared to the same period of 2016, was primarily the result of a $467,000 decline in legal fees and a $195,000 decline in management and consulting fees.

Legacy Vision assets at SEPH totaled $20.0 million as of March 31, 2017 compared to $20.3 million at December 31, 2016 and $25.9 million at March 31, 2016. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.4 million at March 31, 2017 compared to $9.6 million at December 31, 2016 and $9.8 million at March 31, 2016.

Park National Corporation

The table below reflects Park's consolidated net income for the first quarters of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q1 2017	Q1 2016	2016	2015
Net interest income	$58,952	$59,819	$238,086	$227,632
Provision for (recovery of) loan losses	876	910	(5,101)	4,990
Other income	17,507	17,389	78,731	77,551
Other expense	47,462	49,899	199,023	186,614
Income before income taxes	$28,121	$26,399	$122,895	$113,579
Federal income taxes	7,854	7,713	36,760	32,567
Net income	$20,267	$18,686	$86,135	$81,012

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the First Quarter of 2017 and 2016

Net interest income decreased by $867,000, or 1.4%, to $59.0 million for the first quarter of 2017, compared to $59.8 million for the first quarter of 2016. See the discussion under the table below.

	Three months ended March 31, 2017			Three months ended March 31, 2016
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,278,539	$60,194	4.62%	$5,049,327	$60,295	4.80%
Taxable investments	1,370,231	7,138	2.11%	1,501,768	8,609	2.31%
Tax-exempt investments (2)	199,581	2,246	4.56%	49,802	574	4.63%
Money market instruments	118,999	249	0.85%	217,384	274	0.51%
Interest earning assets	$6,967,350	$69,827	4.06%	$6,818,281	$69,752	4.11%

Interest bearing deposits	$4,210,203	3,775	0.36%	$4,171,865	3,211	0.31%
Short-term borrowings	280,481	235	0.34%	288,706	164	0.23%
Long-term debt	754,197	5,793	3.12%	784,108	6,114	3.14%
Interest bearing liabilities	$5,244,881	$9,803	0.76%	$5,244,679	$9,489	0.73%
Excess interest earning assets	$1,722,469			$1,573,602
Tax equivalent net interest income		$60,024			$60,263
Net interest spread			3.30%			3.38%
Net interest margin			3.49%			3.55%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $286,000 for the three months ended March 31, 2017 and $243,000 for the same period of 2016.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $786,000 for the three months ended March 31, 2017 and $201,000 for the same period of 2016.

Average interest earning assets for the first quarter of 2017 increased by $149 million, or 2.2%, to $6,967 million, compared to $6,818 million for the first quarter of 2016. The average yield on interest earning assets decreased by 5 basis points to 4.06% for the first quarter of 2017, compared to 4.11% for the first quarter of 2016.

Interest income for the first quarter of 2016 included $1.7 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income for the first quarter of 2016, the yield on loans was 4.67%, the yield on interest earning assets was 4.01%, and the net interest margin was 3.45%.

Average interest bearing liabilities for the first quarter of 2017 remained consistent, at $5,245 million, for the first quarter of both 2017 and 2016. The average cost of interest bearing liabilities increased by 3 basis points to 0.76% for the first quarter of 2017, compared to 0.73% for the first quarter of 2016.

Yield on Loans: Average loan balances increased by $229 million, or 4.5%, to $5,279 million for the first quarter of 2017, compared to $5,049 million for the first quarter of 2016. The average yield on the loan portfolio decreased by 18 basis points to 4.62% for the first quarter of 2017, compared to 4.80% for the first quarter of 2016. The yield on loans for the first quarter of 2016 was positively impacted by a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on commercial loans was 4.81% and the yield on loans was 4.67% for the three months ended March 31, 2016.

The table below shows for the three months ended March 31, 2017 and 2016, the average balance and tax equivalent yield by type of loan.

	Three months ended March 31, 2017		Three months ended March 31, 2016
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$212,769	4.18%	$210,643	4.06%
Installment and indirect loans	1,184,742	5.00%	1,003,836	5.47%
Real estate loans	1,209,001	3.83%	1,240,981	3.78%
Commercial loans (1)	2,665,773	4.84%	2,587,663	5.08%
Other	6,254	10.13%	6,204	11.24%
Total loans and leases before allowance	$5,278,539	4.62%	$5,049,327	4.80%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $286,000 for the three months ended March 31, 2017 and $243,000 for the same period of 2016.

Mix of Average Interest Earning Assets and Yield on Average Interest Earning Assets

The following table shows the mix of average interest earning assets for the three months ended March 31, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Loans	Investments	Money Market Instruments	Total
2014 - year	$4,717,297	$1,432,692	$204,874	$6,354,863
Percentage of total earning assets	74.23%	22.54%	3.23%	100.00%
2015 - year	$4,909,579	$1,478,208	$342,997	$6,730,784
Percentage of total earning assets	72.94%	21.96%	5.10%	100.00%
2016 - year	$5,122,862	$1,504,667	$198,197	$6,825,726
Percentage of total earning assets	75.05%	22.05%	2.90%	100.00%
2017 - first three months	$5,278,539	$1,569,812	$118,999	$6,967,350
Percentage of total earning assets	75.76%	22.53%	1.71%	100.00%

A primary financial goal for Park is to increase the amount of quality loans on its balance sheet. Management consistently emphasizes the importance of growing quality loans. The average balance of loans for the first three months of 2017 was $5,279 million, compared to $5,123 million for all of 2016, an increase of $156 million, or 3.0%.

Management actively manages the investment portfolio. The average balance of investment securities may increase as a result of attractive investment opportunities. Likewise, the average balance of investment securities may decrease if management sells investment securities or chooses not to reinvest the cash flow from maturities or investment repayments.

The following table shows the tax equivalent yield on average interest earning assets for the three months ended March 31, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Loans (1)	Investments (2)	Money Market Instruments	Total
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - first three months	4.62%	2.42%	0.85%	4.06%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $286,000 for the three months ended March 31, 2017, and $1.0 million, $767,000 and $843,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $786,000 for the three months ended March 31, 2017, and $1.4 million, $98,000, and $2,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
ALLL, beginning balance	$50,624	$56,494

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,859	1,606
SEPH	(281)	(1,150)
Park	1,578	456

Provision for (recovery of) loan losses:
Park's Ohio-based operations	1,157	2,060
SEPH	(281)	(1,150)
Park	876	910

ALLL, ending balance	$49,922	$56,948

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.14%	0.13%
SEPH	(9.26)%	(30.80)%
Park	0.12%	0.04%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at March 31, 2017, December 31, 2016 and March 31, 2016.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Total allowance for loan losses	$49,922	$50,624	$56,948
Specific reserves	1,091	548	4,930
General reserves	$48,831	$50,076	$52,018

Total loans	$5,301,520	$5,259,503	$5,047,177
Impaired commercial loans	58,584	58,676	63,894
Non-impaired loans	$5,242,936	$5,200,827	$4,983,283

Total allowance for loan losses to total loans ratio	0.94%	0.96%	1.13%
General reserves as a % of non-impaired loans	0.93%	0.96%	1.04%

The allowance for loan losses of $49.9 million at March 31, 2017 represented a $702,000, or 1.4% decrease, compared to $50.6 million at December 31, 2016. This decrease was the result of a $1.2 million decrease in general reserves due to Park's ongoing evaluation of the allowance for loan losses required to cover probable incurred losses with respect to the Park loan portfolio. This decrease in general reserves was offset by a $543,000 increase in specific reserves.

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

The following table compares Park’s nonperforming assets at March 31, 2017, December 31, 2016 and March 31, 2016.

Park National Corporation - Nonperforming Assets

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$84,294	$87,822	$102,625
Accruing TDRs	21,153	18,175	14,999
Loans past due 90 days or more	1,837	2,086	1,336
Total nonperforming loans	$107,284	$108,083	$118,960

OREO – PNB	5,792	6,025	6,846
OREO – SEPH	7,901	7,901	10,899
Total nonperforming assets	$120,977	$122,009	$136,705

Percentage of nonaccrual loans to total loans	1.59%	1.67%	2.03%
Percentage of nonperforming loans to total loans	2.02%	2.05%	2.35%
Percentage of nonperforming assets to total loans	2.28%	2.31%	2.70%
Percentage of nonperforming assets to total assets	1.56%	1.63%	1.84%

Nonperforming assets for Park's Ohio-based operations and for SEPH as of March 31, 2017, December 31, 2016 and March 31, 2016 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$72,780	$76,084	$88,351
Accruing TDRs	21,153	18,175	14,999
Loans past due 90 days or more	1,837	2,086	1,336
Total nonperforming loans	$95,770	$96,345	$104,686

OREO – PNB	5,792	6,025	6,846
Total nonperforming assets	$101,562	$102,370	$111,532

Percentage of nonaccrual loans to total loans	1.37%	1.45%	1.75%
Percentage of nonperforming loans to total loans	1.81%	1.83%	2.07%
Percentage of nonperforming assets to total loans	1.92%	1.95%	2.21%
Percentage of nonperforming assets to total assets	1.32%	1.38%	1.52%

SEPH - Nonperforming Assets

(In thousands)	March 31, 2017	December 31, 2016	March 31, 2016
Nonaccrual loans	$11,514	$11,738	$14,274
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$11,514	$11,738	$14,274

OREO – SEPH	7,901	7,901	10,899
Total nonperforming assets	$19,415	$19,639	$25,173

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At March 31, 2017, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

When determining the quarterly loan loss provision, Park reviews the grades of commercial loans. These loans are graded from 1 to 8. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded a 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Commercial loans graded 6 (substandard), also considered to be watch list credits, represent higher credit risk than those rated special mention and, as a result, a higher loan loss reserve percentage is allocated to these loans. Commercial loans that are graded a 7 (doubtful) are shown as nonperforming and Park charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Certain 6-rated loans and all 7-rated loans are included within the impaired category. A loan is deemed impaired when management determines that the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged-off.

As of March 31, 2017, Park had taken partial charge-offs of $23.7 million related to the $70.1 million of commercial loans considered to be impaired, compared to charge-offs of approximately $24.9 million related to the $70.4 million of impaired commercial loans at December 31, 2016. The table below provides additional information related to the Park impaired commercial loans at March 31, 2017, including those impaired commercial loans at PNB and those impaired Vision commercial loans retained at SEPH.

Park National Corporation Impaired Commercial Loans at March 31, 2017

(In thousands)	Unpaid principal balance (UPB)	Prior charge- offs	Total impaired loans	Specific reserve	Carrying balance	Carrying balance as a % of UPB
PNB	$63,360	$9,560	$53,800	$1,091	$52,709	83.19%
PNB participations in Vision loans	8,238	3,453	4,785	—	4,785	58.08%
SEPH - loans	22,232	10,718	11,514	—	11,514	51.79%
Park totals	$93,830	$23,731	$70,099	$1,091	$69,008	73.55%

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

•
As part of this mid-year historical loss update, management determined that it was no longer appropriate to more heavily weight those years with higher losses in the historical loss calculation and applied equal percentages to each of the years in this calculation. The trends that existed when management adopted this weighting no longer appear to exist, resulting in the adjustment back to equal weightings of all years evaluated.

•
As part of the normal quarterly process, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment. Additionally, management updated the calculation of the loss emergence period utilizing a more granular process.

The impact of the changes described above resulted in a decrease of $3.8 million in the ALLL at September 30, 2016, compared to what the ALLL would have been had the calculation, and related assumptions, used at June 30, 2016 remained constant.

The historical loss factors were updated again in the fourth quarter of 2016 to incorporate losses through December 31, 2016. As part of the normal quarterly process, during the first quarter of 2017, management reviewed and updated the environmental loss factors applied to the commercial portfolio in order to incorporate changes in the macroeconomic environment.

The allowance for loan losses related to performing commercial loans was $31.3 million or 1.20% of the outstanding principal balance of other accruing commercial loans at March 31, 2017. At March 31, 2017, the coverage level within the commercial loan portfolio was approximately 3.15 years compared to 3.20 years at December 31, 2016. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 84 month period ended December 31, 2016, for the commercial loan portfolio was 0.39%. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

The overall reserve of 1.20% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.19%; special mention commercial loans are reserved at 3.11%; and substandard commercial loans are reserved at 10.73%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.39% are due to the following factors which management reviews on a quarterly or annual basis:

•
Loss Emergence Period Factor: At least annually, management calculates the loss emergence period for each commercial loan segment. Each loss emergence period is calculated based upon the average period of time it takes from the probable occurrence of a loss event to a credit being moved to nonaccrual status. If the loss emergence period for any commercial loan segment is greater than one year, management applies additional general reserves to all performing loans within that segment of the commercial loan portfolio. The loss emergence periods were last updated in the fourth quarter of 2016.

•
Loss Migration Factor: Park’s commercial loans are individually risk graded. If loan downgrades occur, the probability of default increases, and accordingly, management allocates a higher percentage reserve to those accruing commercial loans graded special mention and substandard. Annually, management calculates a loss migration factor for each commercial loan segment for special mention and substandard credits based on a review of losses over the period of time a loan takes to migrate from pass-rated to impaired. The loss migration factors were last updated in the fourth quarter of 2016.

•
Environmental Loss Factor: Management has identified certain macroeconomic factors that trend in accordance with losses in Park’s commercial loan portfolio. These macroeconomic factors are reviewed quarterly and the adjustments made to the environmental loss factor impacting each segment in the performing commercial loan portfolio correlate to changes in the macroeconomic environment.

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit (HELOC), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 84 months, through December 31, 2016. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards, etc.). At March 31, 2017, the coverage level within the consumer loan portfolio was approximately 1.92 years compared to 1.95 years at December 31, 2016. Historical loss experience, over the 84-month period ended December 31, 2016, for the consumer loan portfolio was 0.35%.

The judgmental increases discussed above incorporate management’s evaluation of the impact of environmental qualitative factors which pose additional risks and assignment of a component of the allowance for loan losses in consideration of these factors. Such environmental qualitative factors include: global, national and local economic trends and conditions; experience, ability and depth of lending management and staff; effects of any changes in lending policies and procedures; and levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans and charge-offs and recoveries. The determination of this component of the allowance for loan losses requires considerable management judgment. Actual loss experience may be more or less than the amount allocated.

Other Income

Other income increased by $118,000 to $17.5 million for the quarter ended March 31, 2017, compared to $17.4 million for the first quarter of 2016.

The following table is a summary of the changes in the components of other income:

	Three months ended March 31,
(In thousands)	2017	2016	Change
Income from fiduciary activities	$5,514	$5,113	$401
Service charges on deposit accounts	3,139	3,423	(284)
Other service income	2,804	2,574	230
Checkcard fee income	3,761	3,532	229
Bank owned life insurance income	1,103	1,197	(94)
ATM fees	542	583	(41)
OREO valuation adjustments	(73)	(118)	45
Gain on sale of OREO, net	100	134	(34)
Miscellaneous	617	951	(334)
Total other income	$17,507	$17,389	$118

The following table breaks out the change in total other income for the three months ended March 31, 2017 compared to the same period ended March 31, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended March 31
(In thousands)	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$401	$—	$401
Service charges on deposit accounts	(284)	—	(284)
Other service income	362	(132)	230
Checkcard fee income	229	—	229
Bank owned life insurance income	(94)	—	(94)
ATM fees	(41)	—	(41)
OREO valuation adjustments	45	—	45
Gain on sale of OREO, net	(7)	(27)	(34)
Miscellaneous	(459)	125	(334)
Total other income	$152	$(34)	$118

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $401,000, or 7.8%, to $5.5 million for the three months ended March 31, 2017, compared to $5.1 million for the same period in 2016. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the three months ended March 31, 2017 was $4,887 million.

Service charges on deposits decreased by $284,000, or 8.3%, to $3.1 million for the three months ended March 31, 2017, compared to $3.4 million for the same period of 2016. The decrease was primarily related to declines in NSF fee income and the discontinuation of daily overdraft fees related to deposit products.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $230,000, or 8.9%, to $2.8 million for the three months ended March 31, 2017, compared to $2.6 million for the same period in 2016. The increase in other service income was primarily due to an increase in loans originated for sale into the secondary market which increased by $2.1 million for the three months ended March 30, 2017, compared to the same period in 2016.

Checkcard fee income, which is generated from debit card transactions, increased by $229,000, or 6.5%, to $3.8 million for the three months ended March 31, 2017, compared to $3.5 million for the same period in 2016. The increase was primarily related to an increase in the volume of debit card transactions which increased by 178,000 transactions or 2.0% for the three months ended March 31, 2017, compared to the same period in 2016.

Miscellaneous income decreased by $334,000, to $617,000 for the three months ended March 31, 2017, compared to $951,000 for the same period in 2016. The decrease was primarily related to a $210,000 one time check card incentive received in 2016.

Other Expense

The following table is a summary of the changes in the components of other expense:

	Three months ended March 31,
(In thousands)	2017	2016	Change
Salaries	$22,717	$21,554	$1,163
Employee benefits	5,181	4,773	408
Occupancy expense	2,635	2,548	87
Furniture and equipment expense	3,618	3,443	175
Data processing fees	1,965	1,217	748
Professional fees and services	4,829	6,667	(1,838)
Marketing	1,056	1,111	(55)
Insurance	1,570	1,411	159
Communication	1,333	1,221	112
State tax expense	1,063	926	137
Miscellaneous	1,495	5,028	(3,533)
Total other expense	$47,462	$49,899	$(2,437)

The following table breaks out the change in total other expense for the three months ended March 31, 2017, compared to March 31, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended March 31
(In thousands)	Ohio based operations	SEPH	Total
Salaries	$1,164	$(1)	$1,163
Employee benefits	422	(14)	408
Occupancy expense	87	—	87
Furniture and equipment expense	175	—	175
Data processing fees	748	—	748
Professional fees and services	(1,174)	(664)	(1,838)
Marketing	(52)	(3)	(55)
Insurance	160	(1)	159
Communication	113	(1)	112
State tax expense	157	(20)	137
Miscellaneous	(3,609)	76	(3,533)
Total other expense	$(1,809)	$(628)	$(2,437)

Salaries increased by $1.2 million, or 5.4%, to $22.7 million for the three months ended March 31, 2017, compared to $21.6 million for the same period in 2016. The increase for the three months ended March 31, 2017 was due to an $1.0 million increase in salary expense and a $358,000 increase in share-based compensation expense related to performance-based restricted stock unit awards granted under the 2013 Incentive Plan.

Employee benefit expenses increased by $408,000, or 8.5%, to $5.2 million for the three months ended March 31, 2017, compared to $4.8 million for the same period in 2016. The increase for the three months ended March 31, 2017 was primarily due to an increase in Park's self-insured medical expenses compared to the same period in 2016.

Data processing fees increased by $748,000, or 61.5%, to $2.0 million for the three months ended March 31, 2017, compared to $1.2 million for the same period in 2016. The increase for the three months ended March 31, 2017 was primarily related to an increase in expenses related to the issuance of new chip enabled debit cards and related card costs, plus an increase in debit card transactions.

Professional fees and services decreased by $1.8 million, or 27.6%, to $4.8 million for the three months ended March 31, 2017, compared to $6.7 million for the same period in 2016. The decrease was primarily related to a decrease in legal expenses.

Miscellaneous expense decreased by $3.5 million, or 70.3%, to $1.5 million for the three months ended March 31, 2017, compared to $5.0 million for the same period of 2016.  The decrease was primarily due to the fact that miscellaneous expense for the three months ended March 31, 2016 included $3.5 million in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company.

Income Tax

Federal income tax expense was $7.9 million for the first quarter of 2017, compared to $7.7 million for the first quarter of 2016. The effective federal income tax rate for the first quarter of 2017 was 27.9%, compared to 29.2% for the same period in 2016. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2017 year will be approximately $8.1 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At March 31, 2017 and December 31, 2016

Changes in Financial Condition

Total assets increased by $277.1 million, or 3.7%, during the first three months of 2017 to $7,745 million at March 31, 2017, compared to $7,468 million at December 31, 2016. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $245.3 million to $391.8 million at March 31, 2017, compared to $146.4 million at December 31, 2016. Money market instruments represented the majority of this increase, and were $285.2 million at March 31, 2017, compared to $23.6 million at December 31, 2016.

•	Total investment securities decreased by $14.1 million, or 0.9%, to $1,566 million at March 31, 2017, compared to $1,580 million at December 31, 2016.

•	Loans increased by $41.8 million, or 0.8%, to $5,314 million at March 31, 2017, compared to $5,272 million at December 31, 2016.

Total liabilities increased by $275.2 million, or 4.1%, during the first three months of 2017 to $7,001 million at March 31, 2017, from $6,725 million at December 31, 2016. This increase was primarily due to the following:

•
Total deposits increased by $398.6 million, or 7.2%, to $5,921 million at March 31, 2017, compared to $5,522 million at December 31, 2016. The increase in deposits in the first three months of 2017 was largely the result of the product offering for Promontory's Insured Cash Sweep ("ICS") deposits.

•	Short-term borrowings decreased by $174.9 million, or 44.3%, to $219.9 million at March 31, 2017, compared to $394.8 million at December 31, 2016.

•	Long-term borrowings increased by $51.6 million, or 7.4%, to $745.8 million at March 31, 2017, compared to $694.3 million at December 31, 2016.

Total shareholders’ equity increased by $1.9 million, or 0.3%, to $744.1 million at March 31, 2017, from $742.2 million at December 31, 2016.

•	Retained earnings increased by $5.6 million during the period as a result of net income of $20.3 million, offset by common share dividends of $14.5 million.

•
Treasury shares increased by $4.8 million during the period as a result of the repurchase of treasury shares in the total amount of $5.4 million, offset by the issuance of treasury shares of $0.6 million.

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

Liquidity

Cash provided by operating activities was $23.1 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively. Net income was the primary source of cash from operating activities for each of the three months ended March 31, 2017 and 2016.
Cash used in investing activities was $31.3 million for the three months ended March 31, 2017 and cash provided by investing activities was $85.4 million for the three months ended March 31, 2016. Proceeds from the sale, repayment, or maturity of securities provide cash and purchases of securities use cash. Net securities transactions provided cash of $15.4 million for the three months ended March 31, 2017 and $77.2 million for the three months ended March 31, 2016. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $46.1 million and cash provided by the net decrease in the loan portfolio was $10.5 million for the three months ended March 31, 2017 and 2016, respectively.
Cash provided by financing activities was $253.5 million for the three months ended March 31, 2017 and $70.1 million for the three months ended March 31, 2016. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $398.6 million and $259.1 million of cash for the three months ended March 31, 2017 and 2016, respectively. Another major source of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the three months ended March 31, 2017, net short-term borrowings decreased and used $174.9 million in cash and net long-term borrowings increased and provided $50.0 million in cash. For the three months ended March 31, 2016, net short-term borrowings decreased and used $174.6 million in cash and net long-term borrowings remained unchanged. Finally, cash declined by $14.4 million for each of the three months ended March 31, 2017 and 2016, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of March 31, 2017. The Corporation’s loan to asset ratio was 68.61% at March 31, 2017, compared to 70.60% at December 31, 2016 and 68.15% at March 31, 2016. Cash and cash equivalents were $391.8 million at March 31, 2017, compared to $146.4 million at December 31, 2016 and $317.9 million at March 31, 2016. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at March 31, 2017 was $744.1 million, or 9.6% of total assets, compared to $742.2 million, or 9.9% of total assets, at December 31, 2016 and $729.7 million, or 9.8% of total assets, at March 31, 2016.

Financial institution regulators have established guidelines for minimum capital ratios for banks, thrifts and bank holding companies. Park has elected not to include the net unrealized gain or loss on available-for-sale securities in computing regulatory capital. During the first quarter of 2015, Park adopted the Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Additionally, under this framework, in order to avoid limitations on capital distributions, including dividend payments, and repurchases of common shares, Park must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. The amounts shown below as the adequately capitalized ratio plus capital conservation buffer includes the fully phased-in 2.50% buffer.

PNB met each of the well capitalized ratio guidelines at March 31, 2017. The following table indicates the capital ratios for PNB and Park at March 31, 2017 and December 31, 2016.

	As of March 31, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.27%	9.92%	9.92%	11.27%
Park National Corporation	9.38%	12.75%	12.48%	14.22%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.34%	9.87%	9.87%	11.24%
Park National Corporation	9.56%	12.83%	12.55%	14.32%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2016 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2016. There were no significant changes in contractual obligations and commitments during the first three months of 2017.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	March 31, 2017	December 31, 2016
Loan commitments	$938,364	$912,007
Standby letters of credit	$12,872	$13,746

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management reviews interest rate sensitivity on a monthly basis by modeling the consolidated financial statements under various interest rate scenarios. The primary reason for these efforts is to guard Park from adverse impacts of unforeseen changes in interest rates. Management continues to believe that further changes in interest rates will have a small impact on net income, consistent with the disclosure on page 42 of Park’s 2016 Annual Report.

On page 42 (Table 35) of Park’s 2016 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $198.6 million or 2.89% of total interest earning assets at December 31, 2016. At March 31, 2017, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $332.9 million or 4.64% of total interest earning assets.

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

On page 42 of Park’s 2016 Annual Report, management reported that at December 31, 2016, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and decrease by 6.3% using a declining interest rate scenario over the next year. At March 31, 2017, the earnings simulation model projected that net income would decrease by 2.4% using a rising interest rate scenario and would decrease by 5.3% in a declining interest rate scenario. At March 31, 2017, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As of March 31, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

Item 1A.     Risk Factors

There are certain risks and uncertainties in our business that could cause our actual results to differ materially from those anticipated. In “ITEM 1A. RISK FACTORS” of Part I of Park’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 Form 10-K”), we included a detailed discussion of our risk factors. All of these risk factors should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q. Any of the risks described in the 2016 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made. These are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2017, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Incentive Plan (the "2013 Incentive Plan") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs (2)
January 1 through January 31, 2017	—	$—	—	988,050
February 1 through February 28, 2017	50,000	108.48	50,000	938,050
March 1 through March 31, 2017	—	—	—	938,050
Total	50,000	$108.48	50,000	938,050

(1)	Common shares were purchased for the purpose of funding the 2013 Incentive Plan.

(2)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2013 Incentive Plan which became effective on April 22, 2013 and Park's publicly announced 2017 stock repurchase authorization which became effective on January 23, 2017.

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

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. Purchases may be made through NYSE MKT, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with applicable laws and regulations and the rules applicable to issuers having securities listed on NYSE MKT. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization is distinct from the stock repurchase authorization to fund the 2013 Incentive Plan.

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
Park National Corporation 2017 Long-Term Incentive Plan for Employees (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017)

10.2
Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017)

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three months ended March 31, 2017 and 2016 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: April 27, 2017	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: April 27, 2017	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer