Form 10-Q
period 2017-06-30
PARK NATIONAL CORP /OH/
filed 2017-07-27
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,297,080 Common shares, no par value per share, outstanding at July 26, 2017.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$128,420	$122,811
Money market instruments	282,659	23,635
Cash and cash equivalents	411,079	146,446
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,194,533 and $1,262,761 at June 30, 2017 and December 31, 2016, respectively)	1,196,115	1,258,139
Securities held-to-maturity, at amortized cost (fair value of $324,827 and $256,672 at June 30, 2017 and December 31, 2016, respectively)	322,008	259,833
Other investment securities	61,811	61,811
Total investment securities	1,579,934	1,579,783

Loans	5,365,437	5,271,857
Allowance for loan losses	(53,822)	(50,624)
Net loans	5,311,615	5,221,233
Bank owned life insurance	187,644	185,234
Prepaid assets	94,692	88,874
Goodwill	72,334	72,334
Premises and equipment, net	56,108	57,971
Affordable housing tax credit investments	56,219	52,947
Other real estate owned	14,881	13,926
Accrued interest receivable	19,274	18,822
Mortgage loan servicing rights	9,476	9,266
Other	18,836	20,750
Total assets	$7,832,092	$7,467,586

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,545,279	$1,523,417
Interest bearing	4,416,297	3,998,539
Total deposits	5,961,576	5,521,956
Short-term borrowings	183,788	394,795
Long-term debt	847,388	694,281
Subordinated notes	15,000	45,000
Unfunded commitments in affordable housing tax credit investments	21,282	14,282
Accrued interest payable	2,394	2,151
Other	48,416	52,881
Total liabilities	$7,079,844	$6,725,346

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,788 shares issued at June 30, 2017 and 16,150,807 shares issued at December 31, 2016)	306,418	305,826
Retained earnings	545,794	535,631
Treasury shares (853,708 shares at June 30, 2017 and 810,089 at December 31, 2016)	(86,252)	(81,472)
Accumulated other comprehensive loss, net of taxes	(13,712)	(17,745)
Total shareholders' equity	752,248	742,240
Total liabilities and shareholders’ equity	$7,832,092	$7,467,586

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income:

Interest and fees on loans	$61,222	$58,401	$121,130	$118,453

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	6,892	7,770	14,030	16,379
Obligations of states and political subdivisions	1,664	591	3,124	964
Other interest income	698	249	947	523
Total interest and dividend income	70,476	67,011	139,231	136,319

Interest expense:

Interest on deposits:
Demand and savings deposits	2,291	933	3,905	1,757
Time deposits	2,457	2,389	4,618	4,776

Interest on borrowings:
Short-term borrowings	184	82	419	246
Long-term debt	5,766	6,122	11,559	12,236

Total interest expense	10,698	9,526	20,501	19,015

Net interest income	59,778	57,485	118,730	117,304

Provision for loan losses	4,581	2,637	5,457	3,547
Net interest income after provision for loan losses	55,197	54,848	113,273	113,757

Other income:
Income from fiduciary activities	6,025	5,438	11,539	10,551
Service charges on deposit accounts	3,156	3,575	6,295	6,998
Other service income	3,447	3,351	6,251	5,925
Checkcard fee income	4,040	3,868	7,801	7,400
Bank owned life insurance income	1,114	1,049	2,217	2,246
ATM fees	561	570	1,103	1,153
OREO valuation adjustments	(272)	(221)	(345)	(339)
Gain on sale of OREO, net	53	162	153	296
Miscellaneous	1,127	944	1,744	1,895
Total other income	19,251	18,736	36,758	36,125

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other expense:
Salaries	$23,001	$21,256	$45,718	$42,810
Employee benefits	4,919	4,894	10,100	9,667
Occupancy expense	2,565	2,639	5,200	5,187
Furniture and equipment expense	3,640	3,416	7,258	6,859
Data processing fees	1,676	1,373	3,641	2,590
Professional fees and services	6,018	5,401	10,847	12,068
Marketing	1,084	1,073	2,140	2,184
Insurance	1,517	1,438	3,087	2,849
Communication	1,155	1,353	2,488	2,574
State tax expense	943	798	2,006	1,724
Miscellaneous	1,588	1,665	3,083	6,693
Total other expense	48,106	45,306	95,568	95,205

Income before income taxes	26,342	28,278	54,463	54,677

Federal income taxes	7,310	8,280	15,164	15,993

Net income	$19,032	$19,998	$39,299	$38,684

Earnings per Common Share:
Basic	$1.24	$1.30	$2.57	$2.52
Diluted	$1.24	$1.30	$2.55	$2.51

Weighted average common shares outstanding
Basic	15,297,085	15,330,802	15,304,572	15,330,808
Diluted	15,398,865	15,399,283	15,415,765	15,402,896

Cash dividends declared	$0.94	$0.94	$1.88	$1.88

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$19,032	$19,998	$39,299	$38,684

Other comprehensive income, net of tax:
Unrecognized net holding gain on securities available-for-sale, net of federal income taxes of $1,621 and $2,343 for the three months ended June 30, 2017 and 2016, and $2,171 and $8,633 for the six months ended June 30, 2017 and 2016, respectively	3,011	4,352	4,033	16,032
Other comprehensive income	$3,011	$4,352	$4,033	$16,032

Comprehensive income	$22,043	$24,350	$43,332	$54,716

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$—	$303,966	$507,505	$(82,473)	$(15,643)
Net income			38,684
Other comprehensive income, net of tax					16,032
Dividends on common shares at $1.88 per share			(28,974)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Share-based compensation expense		792
Balance at June 30, 2016	$—	$304,756	$517,215	$(82,473)	$389

Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			39,299
Other comprehensive income, net of tax					4,033
Dividends on common shares at $1.88 per share			(28,939)
Cash payment for fractional common shares in dividend reinvestment plan		(2)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	645
Repurchase of 50,000 common shares to be held as treasury shares				(5,425)
Share-based compensation expense		1,389
Balance at June 30, 2017	$—	$306,418	$545,794	$(86,252)	$(13,712)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$39,299	$38,684

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,457	3,547
Amortization of loan fees and costs, net	4,604	3,504
Provision for depreciation	4,284	4,178
Amortization of investment securities, net	597	38
Amortization of prepayment penalty on long-term debt	3,107	3,069
Loan originations to be sold in secondary market	(106,685)	(110,666)
Proceeds from sale of loans in secondary market	107,046	108,009
Gain on sale of loans in secondary market	(2,063)	(2,162)
Share-based compensation expense	1,389	792
OREO valuation adjustments	345	339
Gain on sale of OREO, net	(153)	(296)
Bank owned life insurance income	(2,217)	(2,246)

Changes in assets and liabilities:
Increase in other assets	(10,610)	(7,074)
Decrease in other liabilities	(4,394)	(2,543)
Net cash provided by operating activities	$40,006	$37,173

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	$83,308	$570,242
Held-to-maturity securities	9,371	11,155
Purchases of:
Available-for-sale securities	(14,965)	(414,700)
Held-to-maturity securities	(72,258)	(41,566)
Net loan originations, portfolio loans	(94,207)	(55,675)
Investments in qualified affordable housing projects	—	(4,316)
Proceeds from the sale of OREO	1,688	3,092
Life insurance death benefits	74	1,050
Purchases of premises and equipment, net	(2,474)	(3,929)
Net cash (used in) provided by investing activities	$(89,463)	$65,353

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Six Months Ended June 30,
	2017	2016
Financing activities:
Net increase in deposits	$439,620	$276,237
Net decrease in short-term borrowings	(211,007)	(183,511)
Proceeds from issuance of long-term debt	150,000	—
Repayment of subordinated notes	(30,000)	—
Value of common shares withheld to pay employee income taxes	(347)	—
Repurchase of common shares to be held as treasury shares	(5,425)	—
Cash dividends paid	(28,751)	(28,822)
Net cash provided by financing activities	$314,090	$63,904

Increase in cash and cash equivalents	264,633	166,430

Cash and cash equivalents at beginning of year	146,446	149,459

Cash and cash equivalents at end of period	$411,079	$315,889

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$20,258	$19,017

Income taxes	$11,220	$8,980

Non-cash items:
Loans transferred to OREO	$2,891	$2,147

Securities purchase commitments	$—	$4,631

New commitments in affordable housing tax credit investments	$7,000	$—

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2017.

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

ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, the FASB issued ASU 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current U.S. GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements, but will impact the fair value disclosures in Note 14.

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

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance with Park's April 1, 2017 annual goodwill impairment test did not have an impact on Park's consolidated financial statements.

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

ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting: In May 2017, the FASB issued ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU amends the guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017			December 31, 2016
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,006,479	$3,837	$1,010,316	$994,619	$3,558	$998,177
Commercial real estate *	1,191,881	3,960	1,195,841	1,155,703	4,161	1,159,864
Construction real estate:
Commercial	118,605	367	118,972	135,343	398	135,741
Mortgage	47,028	103	47,131	48,699	106	48,805
Installment	4,766	15	4,781	4,903	17	4,920
Residential real estate:
Commercial	397,762	949	398,711	406,687	940	407,627
Mortgage	1,150,606	1,219	1,151,825	1,169,495	1,459	1,170,954
HELOC	209,251	873	210,124	212,441	853	213,294
Installment	18,948	52	19,000	19,874	67	19,941
Consumer	1,216,764	3,190	1,219,954	1,120,850	3,385	1,124,235
Leases	3,347	30	3,377	3,243	29	3,272
Total loans	$5,365,437	$14,595	$5,380,032	$5,271,857	$14,973	$5,286,830
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.0 million at June 30, 2017 and $11.1 million at December 31, 2016, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.8 million and $2.9 million had been reclassified to loans at June 30, 2017 and December 31, 2016, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$28,179	$325	$—	$28,504
Commercial real estate	16,459	5,331	—	21,790
Construction real estate:
Commercial	1,269	367	—	1,636
Mortgage	8	101	—	109
Installment	31	92	29	152
Residential real estate:
Commercial	21,149	86	—	21,235
Mortgage	17,752	10,151	867	28,770
HELOC	1,671	994	19	2,684
Installment	587	539	—	1,126
Consumer	3,273	736	1,032	5,041
Total loans	$90,378	$18,722	$1,947	$111,047

	December 31, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$20,057	$600	$15	$20,672
Commercial real estate	19,169	5,305	—	24,474
Construction real estate:
Commercial	1,833	393	—	2,226
Mortgage	—	104	—	104
Installment	61	95	12	168
Residential real estate:
Commercial	23,013	89	—	23,102
Mortgage	18,313	9,612	887	28,812
HELOC	1,783	673	25	2,481
Installment	644	609	60	1,313
Consumer	2,949	748	1,139	4,836
Total loans	$87,822	$18,228	$2,138	$108,188

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$28,504	$28,475	$29	$20,657	$20,624	$33
Commercial real estate	21,790	21,790	—	24,474	24,474	—
Construction real estate:
Commercial	1,636	1,636	—	2,226	2,226	—
Mortgage	109	—	109	104	—	104
Installment	123	—	123	156	—	156
Residential real estate:
Commercial	21,235	21,235	—	23,102	23,102	—
Mortgage	27,903	—	27,903	27,925	—	27,925
HELOC	2,665	—	2,665	2,456	—	2,456
Installment	1,126	—	1,126	1,253	—	1,253
Consumer	4,009	8	4,001	3,697	—	3,697
Total loans	$109,100	$73,144	$35,956	$106,050	$70,426	$35,624

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of June 30, 2017 and December 31, 2016.

	June 30, 2017			December 31, 2016
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$17,871	$12,837	$—	$41,075	$19,965	$—
Commercial real estate	20,199	20,014	—	23,961	23,474	—
Construction real estate:
Commercial	1,457	1,431	—	3,662	2,226	—
Residential real estate:
Commercial	21,261	20,873	—	24,409	22,687	—

With an allowance recorded:
Commercial, financial and agricultural	17,505	15,638	3,774	810	659	152
Commercial real estate	1,969	1,776	290	1,014	1,000	309
Construction real estate:
Commercial	1,592	205	44	—	—	—
Residential real estate:
Commercial	362	362	29	427	415	87
Consumer	8	8	8	—	—	—
Total	$82,224	$73,144	$4,145	$95,358	$70,426	$548

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At June 30, 2017 and December 31, 2016, there were $5.7 million and $24.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $3.4 million and $0.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at June 30, 2017 and December 31, 2016 of $4.1 million and $0.5 million, respectively. These loans with specific reserves had a recorded investment of $18.0 million and $2.1 million as of June 30, 2017 and December 31, 2016, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(In thousands)	Recorded Investment as of June 30, 2017	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2016	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,475	$23,320	$120	$29,779	$28,600	$308
Commercial real estate	21,790	21,768	240	29,889	22,177	185
Construction real estate:
Commercial	1,636	1,843	16	6,086	6,395	15
Residential real estate:
Commercial	21,235	20,732	61	25,070	24,648	340
Consumer	8	9	—	20	5	—
Total	$73,144	$67,672	$437	$90,844	$81,825	$848

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
(In thousands)	Recorded Investment as of June 30, 2017	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of June 30, 2016	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$28,475	$21,789	$340	$29,779	$29,319	$546
Commercial real estate	21,790	22,504	471	29,889	19,863	365
Construction real estate:
Commercial	1,636	1,960	31	6,086	6,564	28
Residential real estate:
Commercial	21,235	21,220	406	25,070	24,795	2,305
Consumer	8	6	—	20	3	—
Total	$73,144	$67,479	$1,248	$90,844	$80,544	$3,244

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016 by class of loan.

	June 30, 2017
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$227	$10,364	$10,591	$999,725	$1,010,316
Commercial real estate	290	2,572	2,862	1,192,979	1,195,841
Construction real estate:
Commercial	—	24	24	118,948	118,972
Mortgage	155	—	155	46,976	47,131
Installment	133	50	183	4,598	4,781
Residential real estate:
Commercial	39	1,715	1,754	396,957	398,711
Mortgage	8,333	10,278	18,611	1,133,214	1,151,825
HELOC	379	1,118	1,497	208,627	210,124
Installment	250	308	558	18,442	19,000
Consumer	9,073	2,232	11,305	1,208,649	1,219,954
Leases	—	—	—	3,377	3,377
Total loans	$18,879	$28,661	$47,540	$5,332,492	$5,380,032
(1) Includes $1.9 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $63.7 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	December 31, 2016
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$371	$4,113	$4,484	$993,693	$998,177
Commercial real estate	355	2,499	2,854	1,157,010	1,159,864
Construction real estate:
Commercial	—	541	541	135,200	135,741
Mortgage	559	—	559	48,246	48,805
Installment	223	64	287	4,633	4,920
Residential real estate:
Commercial	330	3,631	3,961	403,666	407,627
Mortgage	10,854	9,769	20,623	1,150,331	1,170,954
HELOC	970	1,020	1,990	211,304	213,294
Installment	350	319	669	19,272	19,941
Consumer	12,579	2,094	14,673	1,109,562	1,124,235
Leases	—	—	—	3,272	3,272
Total loans	$26,591	$24,050	$50,641	$5,236,189	$5,286,830
(1) Includes $2.1 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $65.9 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of June 30, 2017 and December 31, 2016 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at June 30, 2017 and December 31, 2016 for all commercial loans:

	June 30, 2017
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$3,230	$136	$28,504	$978,446	$1,010,316
Commercial real estate *	7,248	—	21,790	1,166,803	1,195,841
Construction real estate:
Commercial	—	115	1,636	117,221	118,972
Residential real estate:
Commercial	1,071	254	21,235	376,151	398,711
Leases	—	—	—	3,377	3,377
Total commercial loans	$11,549	$505	$73,165	$2,641,998	$2,727,217
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

Certain loans which were modified during the six-month periods ended June 30, 2017 and June 30, 2016 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month or six-month periods ended June 30, 2017. The TDR classification was removed on $917,000 of loans during the three-month period ended June 30, 2016 and $1.7 million of loans during the six-month period ended June 30, 2016, respectively.

At June 30, 2017 and December 31, 2016, there were $43.9 million and $46.9 million, respectively, of TDRs included in the nonaccrual loan totals. At June 30, 2017 and December 31, 2016, $36.7 million and $38.0 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of June 30, 2017 and December 31, 2016, loans with a recorded investment of $18.7 million and $18.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain nonaccrual TDRs to accrual status in the future.

At June 30, 2017 and December 31, 2016, Park had commitments to lend $0.9 million and $0.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

There were $0.6 million and $0.2 million of specific reserves related to TDRs at June 30, 2017 and December 31, 2016, respectively. Modifications made in 2016 and 2017 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  Additional specific reserves of $10,000 and $950,000 were recorded during the three-month periods ended June 30, 2017 and June 30, 2016, respectively, as a result of TDRs identified in the respective periods. Additional specific reserves of $290,000 and $975,000 were recorded during the six-month periods ended June 30, 2017 and June 30, 2016, respectively, as a result of TDRs identified in the respective periods.

The terms of certain other loans were modified during the six-month periods ended June 30, 2017 and June 30, 2016 that did not meet the definition of a TDR. Modified substandard commercial loans which did not meet the definition of a TDR had a total recorded investment as of June 30, 2017 and June 30, 2016 of $111,000 and $33,000, respectively. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loans such that each modification was deemed to be at market terms.  Modified consumer loans which did not meet the definition of a TDR had a total recorded investment of $5.0 million and $4.4 million, as of June 30, 2017 and June 30, 2016, respectively. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and six-month periods ended June 30, 2017 and June 30, 2016, as well as the recorded investment of these contracts at June 30, 2017 and June 30, 2016. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended June 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	3	$—	$164	$164
Commercial real estate	2	802	—	802
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	4	—	282	282
Mortgage	10	438	506	944
HELOC	9	160	48	208
Installment	2	40	—	40
Consumer	72	37	551	588
Total loans	103	$1,477	$1,559	$3,036

	Three Months Ended June 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	10	$51	$3,248	$3,299
Commercial real estate	4	3,326	581	3,907
Construction real estate:
Commercial	1	—	196	196
Mortgage	—	—	—	—
Installment	1	—	10	10
Residential real estate:
Commercial	1	—	132	132
Mortgage	4	—	441	441
HELOC	2	17	38	55
Installment	2	39	3	42
Consumer	85	122	623	745
Total loans	110	$3,555	$5,272	$8,827

Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2017, $175,000 were on nonaccrual status as of December 31, 2016. Of those loans which were modified and determined to be a TDR during the three-month period ended June 30, 2016, $1.9 million were on nonaccrual status as of December 31, 2015.

	Six Months Ended June 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	11	$—	$3,052	$3,052
Commercial real estate	6	803	380	1,183
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	5	—	282	282
Mortgage	19	438	1,110	1,548
HELOC	12	359	47	406
Installment	3	73	—	73
Consumer	129	52	965	1,017
Total loans	186	$1,725	$5,844	$7,569

	Six Months Ended June 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	17	$51	$3,945	$3,996
Commercial real estate	4	3,327	581	3,908
Construction real estate:
Commercial	1	—	196	196
Mortgage	—	—	—	—
Installment	1	—	10	10
Residential real estate:
Commercial	3	—	695	695
Mortgage	9	98	654	752
HELOC	8	80	157	237
Installment	2	39	3	42
Consumer	149	134	824	958
Total loans	194	$3,729	$7,065	$10,794
Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2017, $2.8 million were on nonaccrual status as of December 31, 2016. Of those loans which were modified and determined to be a TDR during the six-month period ended June 30, 2016, $2.8 million were on nonaccrual status as of December 31, 2015.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and six-month periods ended June 30, 2017 and June 30, 2016, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	4	$109	—	$—
Commercial real estate	4	657	1	582
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	29	2	563
Mortgage	10	724	3	288
HELOC	2	10	—	—
Installment	1	2	1	3
Consumer	48	579	39	311
Leases	—	—	—	—
Total loans	70	$2,110	46	$1,747

Of the $2.1 million in modified TDRs which defaulted during the three months ended June 30, 2017, $13,000 were accruing loans and $2.1 million were nonaccrual loans. Of the $1.7 million in modified TDRs which defaulted during the three months ended June 30, 2016, $58,000 were accruing loans and $1.7 million were nonaccrual loans.

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	4	$109	—	$—
Commercial real estate	5	834	1	582
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	29	2	563
Mortgage	10	724	3	288
HELOC	2	10	—	—
Installment	1	2	1	3
Consumer	56	618	42	339
Leases	—	—	—	—
Total loans	79	$2,326	49	$1,775

Of the $2.3 million in modified TDRs which defaulted during the six months ended June 30, 2017, $13,000 were accruing loans and $2.3 million were nonaccrual loans. Of the $1.8 million in modified TDRs which defaulted during the six months ended June 30, 2016, $58,000 were accruing loans and $1.7 million were nonaccrual loans.

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

Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2016 to incorporate losses through December 31, 2016.
The activity in the allowance for loan losses for the three-month and six-month periods ended June 30, 2017 and June 30, 2016 is summarized in the following tables.

	Three Months Ended June 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,437	$10,281	$4,368	$10,745	$11,091	$—	$49,922
Charge-offs	318	310	—	290	2,128	—	3,046
Recoveries	163	241	325	336	1,300	—	2,365
Net charge-offs/(recoveries)	155	69	(325)	(46)	828	—	681
Provision/(recovery)	3,464	239	(16)	(472)	1,366	—	4,581
Ending balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822

	Three Months Ended June 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$14,240	$9,452	$8,687	$13,388	$11,180	$1	$56,948
Charge-offs	870	77	18	736	2,718	—	4,419
Recoveries	216	1,814	110	407	985	1	3,533
Net charge-offs/(recoveries)	654	(1,737)	(92)	329	1,733	(1)	886
Provision/(recovery)	2,892	(1,986)	(523)	121	2,134	(1)	2,637
Ending balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699

	Six Months Ended June 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	657	422	27	770	4,878	—	6,754
Recoveries	532	355	383	627	2,598	—	4,495
Net charge-offs/(recoveries)	125	67	(356)	143	2,280	—	2,259
Provision/(recovery)	3,437	86	(926)	(496)	3,356	—	5,457
Ending balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822

	Six Months Ended June 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	1,144	78	18	1,483	5,097	—	7,820
Recoveries	643	2,032	1,049	878	1,875	1	6,478
Net charge-offs/(recoveries)	501	(1,954)	(1,031)	605	3,222	(1)	1,342
Provision/(recovery)	3,285	(1,948)	(1,339)	271	3,279	(1)	3,547
Ending balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699

Loans collectively evaluated for impairment in the following tables include all performing loans at June 30, 2017 and December 31, 2016, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at June 30, 2017 and December 31, 2016, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report).

The composition of the allowance for loan losses at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$3,774	$290	$44	$29	$8	$—	$4,145
Collectively evaluated for impairment	12,972	10,161	4,633	10,290	11,621	—	49,677
Total ending allowance balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822

Loan balance:
Loans individually evaluated for impairment	$28,475	$21,742	$1,634	$21,236	$8	$—	$73,095
Loans collectively evaluated for impairment	978,004	1,170,139	168,765	1,755,331	1,216,756	3,347	5,292,342
Total ending loan balance	$1,006,479	$1,191,881	$170,399	$1,776,567	$1,216,764	$3,347	$5,365,437

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	13.25%	1.33%	2.69%	0.14%	—%	—%	5.67%
Loans collectively evaluated for impairment	1.33%	0.87%	2.75%	0.59%	0.96%	—%	0.94%
Total	1.66%	0.88%	2.74%	0.58%	0.96%	—%	1.00%

Recorded investment:
Loans individually evaluated for impairment	$28,475	$21,790	$1,636	$21,235	$8	$—	$73,144
Loans collectively evaluated for impairment	981,841	1,174,051	169,248	1,758,425	1,219,946	3,377	5,306,888
Total ending recorded investment	$1,010,316	$1,195,841	$170,884	$1,779,660	$1,219,954	$3,377	$5,380,032

	December 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$152	$309	$—	$87	$—	$—	$548
Collectively evaluated for impairment	13,282	10,123	5,247	10,871	10,553	—	50,076
Total ending allowance balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624

Loan balance:
Loans individually evaluated for impairment	$20,622	$24,465	$2,226	$23,102	$—	$—	$70,415
Loans collectively evaluated for impairment	973,997	1,131,238	186,719	1,785,395	1,120,850	3,243	5,201,442
Total ending loan balance	$994,619	$1,155,703	$188,945	$1,808,497	$1,120,850	$3,243	$5,271,857

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	0.74%	1.26%	—%	0.38%	—%	—%	0.78%
Loans collectively evaluated for impairment	1.36%	0.89%	2.81%	0.61%	0.94%	—%	0.96%
Total	1.35%	0.90%	2.78%	0.61%	0.94%	—%	0.96%

Recorded investment:
Loans individually evaluated for impairment	$20,624	$24,474	$2,226	$23,102	$—	$—	$70,426
Loans collectively evaluated for impairment	977,553	1,135,390	187,240	1,788,714	1,124,235	3,272	5,216,404
Total ending recorded investment	$998,177	$1,159,864	$189,466	$1,811,816	$1,124,235	$3,272	$5,286,830

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at June 30, 2017 and December 31, 2016 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	June 30, 2017	December 31, 2016
OREO:
Commercial real estate	$8,228	$7,642
Construction real estate	4,980	4,624
Residential real estate	1,673	1,660
Total OREO	$14,881	$13,926

Loans in process of foreclosure:
Residential real estate	$3,280	$3,250

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per common share data)	2017	2016	2017	2016
Numerator:
Net income	$19,032	$19,998	$39,299	$38,684
Denominator:
Weighted-average common shares outstanding	15,297,085	15,330,802	15,304,572	15,330,808
Effect of dilutive performance-based restricted stock units	101,780	68,481	111,193	72,088
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,398,865	15,399,283	15,415,765	15,402,896
Earnings per common share:
Basic earnings per common share	$1.24	$1.30	$2.57	$2.52
Diluted earnings per common share	$1.24	$1.30	$2.55	$2.51

Park awarded 45,788 and 41,550 performance-based restricted stock units ("PBRSUs") to certain employees during the six months ended June 30, 2017 and 2016, respectively. No PBRSUs were awarded during the three months ended June 30, 2017 and 2016. As of June 30, 2017, 119,587 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 101,780 and 68,481 common shares for the three months ended June 30, 2017 and 2016, respectively, and 111,193 and 72,088 common shares for the six months ended June 30, 2017 and 2016, respectively.

Park repurchased 50,000 common shares during the six months ended June 30, 2017 to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park did not repurchase any common shares during the three months ended June 30, 2017 or during the three or six months ended June 30, 2016.

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

	Operating Results for the three months ended June 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$57,822	$1,491	$282	$183	$59,778
Provision for (recovery of) loan losses	4,574	373	(366)	—	4,581
Other income (loss)	19,179	(8)	(21)	101	19,251
Other expense	43,877	825	1,238	2,166	48,106
Income (loss) before income taxes	$28,550	$285	$(611)	$(1,882)	$26,342
Federal income taxes (benefit)	8,387	99	(213)	(963)	7,310
Net income (loss)	$20,163	$186	$(398)	$(919)	$19,032

Assets (as of June 30, 2017)	$7,754,898	$33,860	$24,595	$18,739	$7,832,092

	Operating Results for the three months ended June 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$56,006	$1,440	$71	$(32)	$57,485
Provision for (recovery of) loan losses	1,362	1,444	(169)	—	2,637
Other income	18,508	—	112	116	18,736
Other expense (income)	42,731	(966)	1,332	2,209	45,306
Income (loss) before income taxes	$30,421	$962	$(980)	$(2,125)	$28,278
Federal income taxes (benefit)	9,343	336	(343)	(1,056)	8,280
Net income (loss)	$21,078	$626	$(637)	$(1,069)	$19,998

Assets (as of June 30, 2016)	$7,351,293	$32,546	$32,822	$14,949	$7,431,610

	Operating Results for the six months ended June 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$115,302	$2,969	$483	$(24)	$118,730
Provision for (recovery of) loan losses	5,294	810	(647)	—	5,457
Other income (loss)	36,890	(8)	(21)	(103)	36,758
Other expense	87,680	1,561	2,014	4,313	95,568
Income (loss) before income taxes	$59,218	$590	$(905)	$(4,440)	$54,463
Federal income taxes (benefit)	17,569	206	(316)	(2,295)	15,164
Net income (loss)	$41,649	$384	$(589)	$(2,145)	$39,299

	Operating Results for the six months ended June 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$113,161	$2,944	$1,232	$(33)	$117,304
Provision for (recovery of) loan losses	2,895	1,971	(1,319)	—	3,547
Other income	35,731	—	146	248	36,125
Other expense	84,091	2,832	2,736	5,546	95,205
Income (loss) before income taxes	$61,906	$(1,859)	$(39)	$(5,331)	$54,677
Federal income taxes (benefit)	19,084	(649)	(14)	(2,428)	15,993
Net income (loss)	$42,822	$(1,210)	$(25)	$(2,903)	$38,684

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and six-month periods ended June 30, 2017 and 2016. The reconciling amounts for consolidated total assets for the periods ended June 30, 2017 and 2016 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At June 30, 2017 and December 31, 2016, respectively, Park had approximately $12.1 million and $10.4 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $11.9 million and $10.3 million at June 30, 2017 and December 31, 2016, respectively. The gain expected upon sale was $177,000 and $131,000 at June 30, 2017 and December 31, 2016, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of June 30, 2017 or December 31, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three and six month periods ended June 30, 2017 and 2016, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at June 30, 2017, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$1,314	$268,686
U.S. Government sponsored entities' asset-backed securities	923,424	6,273	6,104	923,593
Other equity securities	1,109	2,727	—	3,836
Total	$1,194,533	$9,000	$7,418	$1,196,115

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$61,840	$1,065	$24	$62,881
Obligations of states and political subdivisions	260,168	3,900	$2,122	261,946
Total	$322,008	$4,965	$2,146	$324,827

Investment securities with unrecognized losses at June 30, 2017, were as follows:

	Unrecognized loss position for less than 12 months		Unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$174,542	$458	$94,144	$856	$268,686	$1,314
U.S. Government sponsored entities' asset-backed securities	570,691	5,863	$24,672	241	$595,363	6,104
Total	$745,233	$6,321	$118,816	$1,097	$864,049	$7,418
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,481	$24	$7,481	$24
Obligations of states and political subdivisions	116,083	$2,122	—	—	$116,083	2,122
Total	$116,083	$2,122	$7,481	$24	$123,564	$2,146

Investment securities at December 31, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$2,467	$267,533
U.S. Government sponsored entities' asset-backed securities	991,642	5,372	9,842	987,172
Other equity securities	1,119	2,315	—	3,434
Total	$1,262,761	$7,687	$12,309	$1,258,139

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$188,622	$977	$5,148	$184,451
U.S. Government sponsored entities' asset-backed securities	71,211	1,097	87	72,221
Total	$259,833	$2,074	$5,235	$256,672

Investment securities with unrecognized losses at December 31, 2016, were as follows:

	Unrecognized loss position for less than 12 months		Unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrecognized losses	Fair value	Unrecognized losses	Fair value	Unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$247,695	$2,305	$19,838	$162	$267,533	$2,467
U.S. Government sponsored entities' asset-backed securities	612,321	9,473	27,325	369	639,646	9,842
Total	$860,016	$11,778	$47,163	$531	$907,179	$12,309
Securities Held-to-Maturity
Obligations of states and political subdivision	$134,909	$5,148	$—	$—	$134,909	$5,148
U.S. Government sponsored entities' asset-backed securities	—	—	7,564	87	7,564	87
Total	$134,909	$5,148	$7,564	$87	$142,473	$5,235

Management does not believe any of the unrecognized losses at June 30, 2017 or December 31, 2016 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at June 30, 2017, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations:
Due less than one year	$75,000	$74,900	1.02%
Due one through five years	195,000	193,786	1.25%
Total	$270,000	$268,686	1.18%

U.S. Government sponsored entities' asset-backed securities	$923,424	$923,593	2.09%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due over ten years	$260,168	$261,946	4.49%
Total (1)	$260,168	$261,946	4.49%

U.S. Government sponsored entities' asset-backed securities	$61,840	$62,881	3.23%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 35% rate. The aggregate taxable equivalent adjustment was $1.7 million for the six months ended June 30, 2017.

All of Park’s securities shown in the table above as obligations of U.S. Treasury and other U.S. Government sponsored entities' notes are callable notes. These callable notes have final maturities of 0.4 years to 3 years. Of the $268.7 million reported at June 30, 2017, none were expected to be called. The remaining average life of the entire investment portfolio is estimated to be 4.4 years.

There were no sales of investment securities during the three-month or six-month periods ended June 30, 2017 or 2016.

Investment securities having an amortized cost of $944 million and $937 million at June 30, 2017 and December 31, 2016, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("FRB") and other equities carried at cost. The FHLB and FRB restricted stock investments are carried at their redemption value.

	June 30, 2017	December 31, 2016
(In thousands)
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Other equity investments carried at cost	3,500	3,500
Total other investment securities	$61,811	$61,811

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of June 30, 2017, there were 119,587 common shares subject to performance-based restricted stock units (“PBRSUs”) issued under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2017, 750,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At June 30, 2017, 150,000 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

The 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP have replaced the provisions of the 2013 Incentive Plan with respect to the grant of future awards. As a result of the approval of the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, Park will not grant any additional awards under the 2013 Incentive Plan after April 24, 2017. Awards made under the 2013 Incentive Plan prior to April 24, 2017 will remain in effect in accordance with their respective terms.

During the six months ended June 30, 2017 and 2016, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2013 Incentive Plan, covering an aggregate of 45,788 and 41,550 common shares, respectively, to certain employees of Park and its subsidiaries. No PBRSUs were granted during the three months ended June 30, 2017 and 2016. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the six months ended June 30, 2017 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2017	85,425
Granted	45,788
Vested	9,674
Forfeited	150
Adjustment for performance conditions of PBRSUs (1)	(1,802)
Nonvested at June 30, 2017	119,587
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

Share-based compensation expense of $563,000 and $323,000 was recognized for the three-month periods ended June 30, 2017 and 2016, respectively and $1.4 million and $792,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs currently outstanding:

(In thousands)
Six months ending December 31, 2017	$1,249
2018	2,211
2019	1,655
2020	746
2021	124
Total	$5,985

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month or six-month periods ended June 30, 2017 and 2016.

The following table shows the components of net periodic benefit income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Service cost	$1,317	$1,264	$2,634	$2,528
Interest cost	1,271	1,217	2,542	2,434
Expected return on plan assets	(2,863)	(2,737)	(5,726)	(5,474)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	144	193	288	386
Net periodic benefit income	$(131)	$(63)	$(262)	$(126)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.35 billion at June 30, 2017, $1.33 billion at December 31, 2016 and $1.29 billion at June 30, 2016. At June 30, 2017, $3.4 million of the sold mortgage loans were sold with recourse, compared to $4.1 million at December 31, 2016 and $4.5 million at June 30, 2016. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At June 30, 2017 and December 31, 2016, management had established reserves of $301,000 and $266,000, respectively, to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,321	$8,949	$9,266	$9,008
Additions	521	555	875	871
Amortization	(407)	(415)	(765)	(790)
Changes in valuation allowance	41	(209)	100	(209)
Carrying amount, net, end of period	$9,476	$8,880	$9,476	$8,880

Valuation allowance:
Beginning of period	$676	$542	$735	$542
Changes in valuation allowance	(41)	209	(100)	209
End of period	$635	$751	$635	$751

Servicing fees included in other service income were $0.9 million for the three months ended June 30, 2017 and $0.8 million for the same period of 2016 and were $1.8 million for the six months ended June 30, 2017 and $1.7 million for the same period of 2016.

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

 Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at June 30, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$268,686	$—	$268,686
U.S. Government sponsored entities’ asset-backed securities	—	923,593	—	923,593
Equity securities	3,378	—	458	3,836
Mortgage loans held for sale	—	12,115	—	12,115
Mortgage IRLCs	—	223	—	223

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$267,533	$—	$267,533
U.S. Government sponsored entities’ asset-backed securities	—	987,172	—	987,172
Equity securities	2,644	—	790	3,434
Mortgage loans held for sale	—	10,413	—	10,413
Mortgage IRLCs	—	124	—	124

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2017 or 2016. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The tables below are a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and six months ended June 30, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended June 30, 2017 and 2016

(In thousands)	Equity Securities	Fair value swap
Balance at April 1, 2017	$776	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(330)	—
Included in other comprehensive income	12	—
Balance at June 30, 2017	$458	$(226)

Balance at April 1, 2016	$813	$(226)
Total gains/(losses)
Included in other comprehensive income	8	—
Balance at June 30, 2016	$821	$(226)
(1) Transfered from Level 3 to Level 1 as the result of a quoted market price becoming available.

Level 3 Fair Value Measurements
Six months ended June 30, 2017 and 2016

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(346)	—
Included in other comprehensive income	14	—
Balance at June 30, 2017	$458	$(226)

Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in other comprehensive income	52	—
Balance at June 30, 2016	$821	$(226)
(1) Transfered from Level 3 to Level 1 as the result of a quoted market price becoming available.

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

Appraisals for both collateral dependent impaired loans and OREO are performed by licensed appraisers. Appraisals are generally obtained to support the fair value of collateral. In general, there are three types of appraisals received by the Company: real estate appraisals, income approach appraisals, and lot development loan appraisals. These are discussed below:

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

Fair Value Measurements at June 30, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$2,900	$2,900
Construction real estate	—	—	185	185
Residential real estate	—	—	882	882
Total impaired loans recorded at fair value	$—	$—	$3,967	$3,967

Mortgage servicing rights	$—	$7,058	$—	$7,058

OREO:
Commercial real estate	—	—	2,635	2,635
Construction real estate	—	—	3,331	3,331
Residential real estate	—	—	1,087	1,087
Total OREO recorded at fair value	$—	$—	$7,053	$7,053

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,057	$3,057
Construction real estate	—	—	541	541
Residential real estate	—	—	2,385	2,385
Total impaired loans recorded at fair value	$—	$—	$5,983	$5,983

Mortgage servicing rights	$—	$6,769	$—	$6,769

OREO:
Commercial real estate	—	—	2,644	2,644
Construction real estate	—	—	3,322	3,322
Residential real estate	—	—	931	931
Total OREO recorded at fair value	$—	$—	$6,897	$6,897

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

	June 30, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$4,329	$2,228	$362	$3,967
Remaining impaired loans	68,815	6,902	3,783	65,032
Total impaired loans	$73,144	$9,130	$4,145	$68,999

	December 31, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,379	$3,681	$396	$5,983
Remaining impaired loans	64,047	21,262	152	63,895
Total impaired loans	$70,426	$24,943	$548	$69,878

The expense from credit adjustments related to impaired loans carried at fair value during the three months ended June 30, 2017 and 2016 was $0.1 million and $0.4 million, respectively. The expense from credit adjustments related to impaired loans carried at fair value during the six months ended June 30, 2017 and 2016 was $0.5 million and $1.0 million, respectively.

MSRs totaled $9.5 million at June 30, 2017. Of this $9.5 million MSR carrying balance, $7.1 million was recorded at fair value and included a valuation allowance of $0.6 million. The remaining $2.4 million was recorded at cost, as the fair value of the MSRs exceeded cost at June 30, 2017. At December 31, 2016, MSRs totaled $9.3 million. Of this $9.3 million MSR carrying balance, $6.8 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2016. The income (expense) related to MSRs carried at fair value during the three months ended June 30, 2017 and 2016 was $41,000 and $(209,000), respectively. The income (expense) related to MSRs carried at fair value during the six months ended June 30, 2017 and 2016 was $100,000 and $(209,000), respectively.

Total OREO held by Park at June 30, 2017 and December 31, 2016 was $14.9 million and $13.9 million, respectively. Approximately 47% and 50% of OREO held by Park at June 30, 2017 and December 31, 2016, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At June 30, 2017 and December 31, 2016, OREO held at fair value, less estimated selling costs, amounted to $7.1 million and $6.9 million, respectively. The net expense related to OREO fair value adjustments was $272,000 and $221,000 for the three-month periods ended June 30, 2017 and 2016, respectively. The net expense related to OREO fair value adjustments was $345,000 and $339,000 for the six-month periods ended June 30, 2017 and 2016, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016:

June 30, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$2,900	Sales comparison approach	Adj to comparables	0.0% - 90.0% (20.8%)
		Income approach	Capitalization rate	9.2% - 11.0% (10.3%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$185	Sales comparison approach	Adj to comparables	0.0% - 4.8% (2.5%)

Residential real estate	$882	Sales comparison approach	Adj to comparables	0.3% - 60.3% (14.6%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,635	Sales comparison approach	Adj to comparables	0.0% - 68.4% (28.9%)
		Income approach	Capitalization rate	12.0% - 13.0% (12.9%)

Construction real estate	$3,331	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.7%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,087	Sales comparison approach	Adj to comparables	0.6% - 79.7% (28.8%)

Balance at December 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,057	Sales comparison approach	Adj to comparables	0.0% - 90.0% (20.2%)
		Income approach	Capitalization rate	9.0% - 10.6% (10.1%)
		Cost approach	Accumulated depreciation	17.0% - 18.0% (17.8%)

Construction real estate	$541	Sales comparison approach	Adj to comparables	0.0% - 11.1% (1.6%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$2,385	Sales comparison approach	Adj to comparables	0.3% - 110.0% (17.0%)
		Income approach	Capitalization rate	10.0% (10.0%)

Other real estate owned:
Commercial real estate	$2,644	Sales comparison approach	Adj to comparables	0.0% - 68.4% (26.5%)
		Income approach	Capitalization rate	13.0% - 14.0% (13.1%)

Construction real estate	$3,322	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.7%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$931	Sales comparison approach	Adj to comparables	3.2% - 79.7% (30.6%)

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

The fair value of financial instruments at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$411,079	$411,079	$—	$—	$411,079
Investment securities (1)	1,518,123	3,378	1,517,106	458	1,520,942
Accrued interest receivable - securities	4,679	—	4,679	—	4,679
Accrued interest receivable - loans	14,595	—	—	14,595	14,595

Loans held for sale	12,115	—	12,115	—	12,115
Mortgage IRLCs	223	—	223	—	223
Impaired loans carried at fair value	3,967	—	—	3,967	3,967
Other loans, net	5,295,310	—	—	5,273,219	5,273,219
Loans receivable, net	$5,311,615	$—	$12,338	$5,277,186	$5,289,524

Financial liabilities:
Noninterest bearing checking accounts	$1,545,279	$1,545,279	$—	$—	$1,545,279
Interest bearing transactions accounts	1,299,951	1,229,951	—	—	1,229,951
Savings accounts	2,001,231	2,001,231	—	—	2,001,231
Time deposits	1,111,094	—	1,113,903	—	1,113,903
Other	4,021	4,021	—	—	4,021
Total deposits	$5,961,576	$4,780,482	$1,113,903	$—	$5,894,385

Short-term borrowings	$183,788	$—	$183,788	$—	$183,788
Long-term debt	847,388	—	860,590	—	860,590
Subordinated notes	15,000	—	12,034	—	12,034
Accrued interest payable – deposits	990	50	940	—	990
Accrued interest payable – debt/borrowings	1,404	278	1,404	—	1,682

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
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

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month and six-month periods ended June 30, 2017 and 2016:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrecognized gains and losses on available for sale securities	Total
Beginning balance at April 1, 2017	$(14,740)	$(1,983)	$(16,723)
Other comprehensive income before reclassifications	—	3,011	3,011
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	3,011	3,011
Ending balance at June 30, 2017	$(14,740)	$1,028	$(13,712)

Beginning balance at April 1, 2016	$(15,351)	$11,388	$(3,963)
Other comprehensive income before reclassifications	—	4,352	4,352
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	4,352	4,352
Ending balance at June 30, 2016	$(15,351)	$15,740	$389

(in thousands)	Changes in pension plan assets and benefit obligations	Unrecognized gains and losses on available for sale securities	Total
Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	4,033	4,033
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	4,033	4,033
Ending balance at June 30, 2017	$(14,740)	$1,028	$(13,712)

Beginning balance at January 1, 2016	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	16,032	16,032
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	16,032	16,032
Ending balance at June 30, 2016	$(15,351)	$15,740	$389

During the three-month and six-month periods ended June 30, 2017 and 2016, there were no reclassifications out of accumulated other comprehensive loss.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of June 30, 2017 and December 31, 2016.

(in thousands)	June 30, 2017	December 31, 2016
Affordable housing tax credit investments	$56,219	$52,947
Unfunded commitments	21,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2017 and 2027.
During the three months ended June 30, 2017 and 2016, Park recognized amortization expense of $1.9 million and $1.8 million, respectively, and during each of the six months ended June 30, 2017 and 2016, Park recognized amortization expense of $3.7 million, which was included within the provision for income taxes. Additionally, during the three months ended June 30, 2017 and 2016, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.4 million and $2.3 million, respectively, and during the six months ended June 30, 2017 and 2016, recognized tax credits and other benefits from its affordable housing tax credit investments of $4.9 million and $4.7 million, respectively.
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

At June 30, 2017 and December 31, 2016, Park's repurchase agreement borrowings totaled $484 million and $510 million, respectively. At both June 30, 2017 and December 31, 2016, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $529 million and $569 million at June 30, 2017 and December 31, 2016, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of June 30, 2017 and December 31, 2016, Park had $644 million and $640 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at June 30, 2017 and December 31, 2016:

	June 30, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$182,684	$—	$—	$301,104	$483,788

	December 31, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$208,691	$—	$—	$301,104	$509,795

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $2.2 million and $4.7 million remained unamortized as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, bank products and services, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the OCC, the FDIC, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the JOBS Act, the FAST Act and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes; the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve Board; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international conflicts on the economy and financial markets generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Management believes that the accounting for goodwill also involves a higher degree of judgment than most other significant accounting policies. U.S. GAAP establishes standards for the impairment assessment of goodwill. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets in the business acquired. Park’s goodwill relates to the value inherent in the banking industry and that value is dependent upon the ability of Park’s Ohio-based national bank subsidiary, The Park National Bank (“PNB”) to provide quality, cost-effective banking services in a competitive marketplace. The goodwill value is supported by revenue that is in part driven by the volume of business transacted. A decrease in earnings resulting from a decline in the customer base, the inability to deliver cost-effective services over sustained periods or significant credit problems can lead to impairment of goodwill that could adversely impact earnings in future periods. U.S. GAAP requires an annual evaluation of goodwill for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Park’s most recent evaluation was completed during the second quarter of 2017 and resulted in no impairment of goodwill. Further, there have been no events subsequent to that analysis that provide any evidence that goodwill is impaired. The fair value of the goodwill, which resides on the books of PNB, is estimated by reviewing the past and projected operating results for PNB, deposit and loan totals for PNB and banking industry comparable information.

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

Comparison of Results of Operations
For the Three and Six Months Ended June 30, 2017 and 2016

Summary Discussion of Results

Net income for the three months ended June 30, 2017 was $19.0 million, compared to $20.0 million for the second quarter of 2016. Diluted earnings per common share were $1.24 for the second quarter of 2017, compared to $1.30 for the second quarter of 2016. Weighted average diluted common shares outstanding were 15,398,865 for the second quarter of 2017, compared to 15,399,283 weighted average diluted common shares for the second quarter of 2016.

Net income for the six months ended June 30, 2017 was $39.3 million, compared to $38.7 million for the same period of 2016. Diluted earnings per common share for the six months ended June 30, 2017 were $2.55, compared to $2.51 for the same period of 2016. Weighted average diluted common shares outstanding were 15,415,765 for the six months ended June 30, 2017, compared to 15,402,896 weighted average diluted common shares for the same period of 2016.

Financial Results by segment

The table below reflects the net income (loss) by segment for the first and second quarters of 2017, for the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company (“GFSC”), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
PNB	$20,163	$21,486	$41,649	$42,822	$84,451	$84,345
GFSC	186	198	384	(1,210)	(307)	1,423
Parent Company	(919)	(1,226)	(2,145)	(2,903)	(4,557)	(4,549)
Ongoing operations	$19,430	$20,458	$39,888	$38,709	$79,587	$81,219
SEPH	(398)	(191)	(589)	(25)	6,548	(207)
Total Park	$19,032	$20,267	$39,299	$38,684	$86,135	$81,012

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first and second quarters of 2017, for the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
Net interest income	$57,822	$57,480	$115,302	$113,161	$227,576	$220,879
Provision for loan losses	4,574	720	5,294	2,895	2,611	7,665
Other income	19,179	17,711	36,890	35,731	74,803	75,188
Other expense	43,877	43,803	87,680	84,091	177,562	167,476
Income before income taxes	$28,550	$30,668	$59,218	$61,906	$122,206	$120,926
Federal income tax expense	8,387	9,182	17,569	19,084	37,755	36,581
Net income	$20,163	$21,486	$41,649	$42,822	$84,451	$84,345

Net interest income of $115.3 million for the six months ended June 30, 2017 represented a $2.1 million, or 1.9%, increase compared to $113.2 million for the same period of 2016. The increase was the result of a $4.0 million increase in interest income offset by a $1.9 million increase in interest expense.
The $4.0 million increase in interest income was due to a $3.8 million increase in interest income on loans, along with a $201,000 increase in interest income on investments. The increase in interest income on loans was largely the result of a $239 million, or 4.7%, increase in average loans from $5.0 billion for the six months ended June 30, 2016, to $5.3 billion for the six months ended June 30, 2017. Included in interest income for the six months ended June 30, 2016 was $649,000 in interest income related to PNB participations in legacy Vision Bank ("Vision") assets.
The provision for loan losses of $5.3 million for the six months ended June 30, 2017 is an increase of $2.4 million, compared to a provision of loan losses of $2.9 million for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for loan losses recognized in each period presented above.
Other income of $36.9 million for the six months ended June 30, 2017 represented an increase of $1.2 million, or 3.2%, compared to $35.7 million for the same period of 2016. The $1.2 million increase was primarily related to a $988,000 increase in fiduciary income, a $619,000 increase in other service income, and a $401,000 increase in checkcard fee income, offset by a $703,000 decrease in service charges on deposit accounts.
Other expense of $87.7 million for the six months ended June 30, 2017 represented an increase of $3.6 million, or 4.3%, compared to $84.1 million for the same period of 2016. The $3.6 million increase was primarily related to a $2.8 million increase in salaries expense, a $736,000 increase in employee benefits expense, a $1.0 million increase in data processing fees, a $398,000 increase in furniture and equipment expense, a $260,000 increase in insurance expense, and a $287,000 increase in professional fees and services, offset by a $1.5 million decrease in contribution expense and a $701,000 decrease in non-loan related losses which are included in miscellaneous expense.

PNB's results for the six months ended June 30, 2017 and 2016, and for the fiscal year ended December 31, 2016, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these periods is detailed in the table below:

	Six months YTD 2017			Six months YTD 2016			2016
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$115,302	$—	$115,302	$113,161	$649	$112,512	$227,576	$801	$226,775
Provision for (recovery of) loan losses	5,294	(5)	5,299	2,895	(1,784)	4,679	2,611	(3,118)	5,729
Other income (loss)	36,890	24	36,866	35,731	(253)	35,984	74,803	194	74,609
Other expense	87,680	222	87,458	84,091	330	83,761	177,562	662	176,900
Income (loss) before income taxes	$59,218	$(193)	$59,411	$61,906	$1,850	$60,056	$122,206	$3,451	$118,755
Federal income tax expense (benefit)	17,569	(57)	17,626	19,084	571	18,513	37,755	1,066	36,689
Net income (expense)	$41,649	$(136)	$41,785	$42,822	$1,279	$41,543	$84,451	$2,385	$82,066
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of June 30, 2017, March 31, 2017, December 31, 2016 and June 30, 2016.

(In thousands)	June 30, 2017	March 31, 2017	December 31, 2016	June 30, 2016	% change from 3/31/17	% change from 12/31/16	% change from 06/30/16
Loans	$5,329,172	$5,276,643	$5,234,828	$5,088,014	1.00%	1.80%	4.74%
Allowance for loan losses	51,699	47,983	48,782	56,293	7.74%	5.98%	(8.16)%
Net loans	5,277,473	5,228,660	5,186,046	5,031,721	0.93%	1.76%	4.88%
Investment securities	1,573,092	1,559,241	1,573,320	1,545,823	0.89%	(0.01)%	1.76%
Total assets	7,754,898	7,667,288	7,389,538	7,351,293	1.14%	4.94%	5.49%
Total deposits	6,037,148	6,022,912	5,630,199	5,727,070	0.24%	7.23%	5.41%
Average assets (1)	7,571,295	7,481,810	7,337,438	7,314,230	1.20%	3.19%	3.51%
Efficiency ratio	56.77%	57.44%	58.26%	56.10%	(1.17)%	(2.56)%	1.19%
Return on average assets (2)	1.11%	1.16%	1.15%	1.18%	(4.31)%	(3.48)%	(5.93)%
(1) Average assets for the six months ended June 30, 2017 and 2016, for the three months ended March 31, 2017 and for the fiscal year ended December 31, 2016.
(2) Annualized for the six months ended June 30, 2017 and 2016 and for the three months ended March 31, 2017.

Loans outstanding at June 30, 2017 were $5.33 billion, compared to $5.28 billion at March 31, 2017, an increase of $52.5 million, or an annualized 4.0%. The loan growth for the three-month period consisted of consumer loan growth of $37.1 million (12.6% annualized) and commercial loan growth of $23.7 million (3.6% annualized), offset by a reduction in HELOC loan balances of $2.1 million (3.9% annualized) and residential loan balances of $6.1 million (2.0% annualized).

Loans outstanding at June 30, 2017 were $5.33 billion, compared to $5.23 billion at December 31, 2016, an increase of $94.3 million, or an annualized 3.6%. The loan growth for the first six months of 2017 consisted of consumer loan growth of $96.8 million (17.3% annualized) and commercial loan growth of $21.6 million (1.6% annualized), offset by a reduction in HELOC loan balances of $3.2 million (3.0% annualized) and residential loan balances of $19.5 million (3.2% annualized).

The $21.6 million increase in commercial loans was largely due to an increase of $26.9 million within Park’s national portfolio of loans to non-bank consumer finance companies. These loans provide funding to non-bank consumer finance companies which in turn finance loans, primarily to sub-prime borrowers.  Total loans in this asset-based lending portfolio were $225.3 million at June 30, 2017, compared to $198.4 million at December 31, 2016. This loan portfolio had a weighted average yield of 5.96% as of June 30, 2017. Of the $225.3 million of loans in the portfolio at June 30, 2017, $209.8 million carried a variable rate based on Prime and $15.5 million carried a fixed rate. In 2007, this asset-based lending program was established with an experienced leadership team. PNB advances against a portion of the non-bank finance company’s consumer receivables portfolio. Grown organically, the performance of this portfolio has exceeded expectations due to appropriate pricing and a sound risk management program consisting of borrowing base monitoring, funds dominion, site audits, and portfolio performance analysis.

PNB's allowance for loan losses increased by $2.9 million, or 6.0%, to $51.7 million at June 30, 2017, compared to $48.8 million at December 31, 2016. Net charge-offs were $2.4 million, or 0.09% (annualized) of total average loans, for the six months ended June 30, 2017. Net charge-offs consisted of net charge-offs of consumer loans of $1.7 million, commercial loans of $140,000, mortgage loans of $265,000 and other loans of $266,000. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for loan losses recognized in each period presented.

Total deposits at June 30, 2017 were $6.0 billion, compared to $5.6 billion at December 31, 2016, an increase of $406.9 million, or an annualized 14.6%, and compared to $5.7 billion at June 30, 2016, an increase of $310.1 million, or 5.4%. The deposit growth for the first six months of 2017 consisted of savings deposits growth of $296.2 million (35.1% annualized) and transaction account growth of $125.5 million (21.5% annualized), offset by a decline in noninterest bearing deposits of $10.7 million (1.3% annualized) and a reduction in time deposits of $6.8 million (1.2% annualized). The deposit growth for the twelve months ended June 30, 2017 consisted of savings growth of $237.6 million (13.5%), transaction account growth of $72.8 million (5.9%), and noninterest bearing deposit growth of $139.3 million (9.4%), offset by a reduction in time deposits of $139.6 million (11.2%).

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first and second quarters of 2017, for the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
Net interest income	$1,491	$1,478	$2,969	$2,944	$5,874	$6,588
Provision for loan losses	373	437	810	1,971	1,887	1,415
Other (loss) income	(8)	—	(8)	—	(1)	2
Other expense	825	736	1,561	2,832	4,457	2,984
Income (loss) before income taxes	$285	$305	$590	$(1,859)	$(471)	$2,191
Federal income tax expense (benefit)	99	107	206	(649)	(164)	768
Net income (loss)	$186	$198	$384	$(1,210)	$(307)	$1,423

The provision for loan losses of $810,000 for the six months ended June 30, 2017 represented a decrease of $1.2 million, compared to $2.0 million for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding Guardian's loan portfolio and the level of provision for loan losses recognized in each period presented.

Other expense of $1.6 million for the six months ended June 30, 2017 represented a $1.2 million decrease, compared to $2.8 million for the six months ended June 30, 2016. This decrease was primarily related to the evaluation of respective litigation accruals during 2017 and 2016.

The table below provides certain balance sheet information and financial ratios for GFSC as of June 30, 2017, December 31, 2016 and June 30, 2016.

(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016	% change from 12/31/16	% change from 06/30/16
Loans	$34,179	$32,661	$32,883	4.65%	3.94%
Allowance for loan losses	2,123	1,842	2,406	15.26%	(11.76)%
Net loans	32,056	30,819	30,477	4.01%	5.18%
Total assets	33,860	32,268	32,546	4.93%	4.04%
Average assets (1)	33,691	33,370	34,522	0.96%	(2.41)%
Return on average assets (2)	2.29%	(0.92)%	(7.05)%	N.M.	N.M.
(1) Average assets for the six months ended June 30, 2017 and 2016, and for the fiscal year ended December 31, 2016.
(2) Annualized for the six months ended June 30, 2017 and 2016.

Park Parent Company

The table below reflects the Park Parent Company net loss for the first and second quarters of 2017, for the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
Net interest income (expense)	$183	$(207)	$(24)	$(33)	$(138)	$239
Provision for loan losses	—	—	—	—	—	—
Other income (loss)	101	(204)	(103)	248	955	513
Other expense	2,166	2,147	4,313	5,546	9,731	9,972
Loss before income tax benefit	$(1,882)	$(2,558)	$(4,440)	$(5,331)	$(8,914)	$(9,220)
Federal income tax benefit	(963)	(1,332)	(2,295)	(2,428)	(4,357)	(4,671)
Net loss	$(919)	$(1,226)	$(2,145)	$(2,903)	$(4,557)	$(4,549)

The net interest income (expense) for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal years 2016 and 2015 and for the six months ended June 30, 2016, the net interest income (expense) included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest income (expense) included, for all periods presented, interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which Park prepaid in full (principal plus accrued interest) on April 24, 2017.

Other expense of $4.3 million for the six months ended June 30, 2017 represented a decrease of $1.2 million, or 22.2%, compared to $5.5 million for the six months ended June 30, 2016. The $1.2 million decrease was primarily related to a decrease of $888,000 in professional fees and services, a $380,000 decrease in miscellaneous other expense and a $286,000 decrease in employee benefit expense.

SEPH

The table below reflects SEPH's net (loss) income for the first and second quarters of 2017, the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
Net interest income (expense)	$282	$201	$483	$1,232	$4,774	$(74)
Recovery of loan losses	(366)	(281)	(647)	(1,319)	(9,599)	(4,090)
Other (loss) income	(21)	—	(21)	146	2,974	1,848
Other expense	1,238	776	2,014	2,736	7,273	6,182
(Loss) income before income taxes	$(611)	$(294)	$(905)	$(39)	$10,074	$(318)
Federal income tax (benefit) expense	(213)	(103)	(316)	(14)	3,526	(111)
Net (loss) income	$(398)	$(191)	$(589)	$(25)	$6,548	$(207)

Net interest income decreased to $483,000 for the six months ended June 30, 2017 from $1.2 million for the same period in 2016. The decrease was largely the result of a decline in interest payments received from SEPH impaired loan relationships.

For the six months ended June 30, 2017, SEPH had net recoveries of loan losses of $647,000, compared to $1.3 million in the same period in 2016.

The $722,000 decrease in other expense for the six months ended June 30, 2017, compared to the same period of 2016, was primarily the result of a $407,000 decline in management and consulting fees and a $215,000 decline in legal fees.

Legacy Vision assets at SEPH totaled $19.4 million as of June 30, 2017, compared to $20.3 million at December 31, 2016 and $24.9 million at June 30, 2016. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.1 million at June 30, 2017, compared to $9.6 million at both December 31, 2016 and June 30, 2016.

Park National Corporation

The table below reflects Park's consolidated net income for the first and second quarters of 2017, the first half of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q2 2017	Q1 2017	Six months YTD 2017	Six months YTD 2016	2016	2015
Net interest income	$59,778	$58,952	$118,730	$117,304	$238,086	$227,632
Provision for (recovery of) loan losses	4,581	876	5,457	3,547	(5,101)	4,990
Other income	19,251	17,507	36,758	36,125	78,731	77,551
Other expense	48,106	47,462	95,568	95,205	199,023	186,614
Income before income taxes	$26,342	$28,121	$54,463	$54,677	$122,895	$113,579
Federal income taxes	7,310	7,854	15,164	15,993	36,760	32,567
Net income	$19,032	$20,267	$39,299	$38,684	$86,135	$81,012

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Second Quarter of 2017 and 2016

Net interest income increased by $2.3 million, or 4.0%, to $59.8 million for the second quarter of 2017, compared to $57.5 million for the second quarter of 2016. See the discussion under the table below.

	Three months ended June 30, 2017			Three months ended June 30, 2016
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,327,114	$61,512	4.63%	$5,083,802	$58,637	4.64%
Taxable investments	1,325,807	6,892	2.09%	1,439,330	7,770	2.17%
Tax-exempt investments (2)	226,579	2,559	4.53%	81,078	910	4.51%
Money market instruments	265,791	698	1.05%	196,226	249	0.51%
Interest earning assets	$7,145,291	$71,661	4.02%	$6,800,436	$67,566	4.00%

Interest bearing deposits	$4,370,710	4,748	0.44%	$4,175,344	3,322	0.32%
Short-term borrowings	202,352	184	0.37%	212,540	82	0.16%
Long-term debt	801,153	5,766	2.89%	785,655	6,122	3.13%
Interest bearing liabilities	$5,374,215	$10,698	0.80%	$5,173,539	$9,526	0.74%
Excess interest earning assets	$1,771,076			$1,626,897
Tax equivalent net interest income		$60,963			$58,040
Net interest spread			3.22%			3.26%
Net interest margin			3.42%			3.43%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $290,000 for the three months ended June 30, 2017 and $236,000 for the same period of 2016.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $895,000 for the three months ended June 30, 2017 and $319,000 for the same period of 2016.

Average interest earning assets for the second quarter of 2017 increased by $345 million, or 5.1%, to $7,145 million, compared to $6,800 million for the second quarter of 2016. The average yield on interest earning assets increased by 2 basis points to 4.02% for the second quarter of 2017, compared to 4.00% for the second quarter of 2016.

Average interest bearing liabilities for the second quarter of 2017 increased by $200 million, or 3.9%, to $5,374 million, compared to $5,174 million for the second quarter of 2016. The average cost of interest bearing liabilities increased by 6 basis points to 0.80% for the second quarter of 2017, compared to 0.74% for the second quarter of 2016.

Yield on Loans: Average loan balances increased by $243 million, or 4.8%, to $5,327 million for the second quarter of 2017, compared to $5,084 million for the second quarter of 2016. The average yield on the loan portfolio decreased by 1 basis point to 4.63% for the second quarter of 2017, compared to 4.64% for the second quarter of 2016.

The table below shows for the three months ended June 30, 2017 and 2016, the average balance and tax equivalent yield by type of loan.

	Three months ended June 30, 2017		Three months ended June 30, 2016
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$210,479	4.39%	$211,583	4.05%
Installment and indirect loans	1,232,396	4.94%	1,028,862	5.42%
Real estate loans	1,200,915	3.83%	1,237,633	3.79%
Commercial loans (1)	2,678,602	4.85%	2,600,184	4.77%
Other	4,722	12.96%	5,540	11.94%
Total loans and leases before allowance	$5,327,114	4.63%	$5,083,802	4.64%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $290,000 for the three months ended June 30, 2017 and $236,000 for the same period of 2016.

Cost of Deposits: Average interest bearing deposit balances increased by $195 million, or 4.7%, to $4,371 million for the second quarter of 2017, compared to $4,175 million for the second quarter of 2016. The average cost of funds on deposit balances increased by 12 basis points to 0.44% for the second quarter of 2017, compared to 0.32% for the second quarter of 2016.

The table below shows for the three months ended June 30, 2017 and 2016, the average balance and cost of funds by type of deposit.

	Three months ended June 30, 2017		Three months ended June 30, 2016
(In thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,308,516	0.25%	$1,225,379	0.10%
Savings deposits and clubs	1,935,474	0.31%	1,695,670	0.15%
Time deposits	1,126,720	0.87%	1,254,295	0.77%
Total interest bearing deposits	$4,370,710	0.44%	$4,175,344	0.32%

Comparison for the First Half of 2017 and 2016

Net interest income increased by $1.4 million, or 1.2%, to $118.7 million for the first half of 2017, compared to $117.3 million for the first half of 2016. See the discussion under the table below.

	Six months ended June 30, 2017			Six months ended June 30, 2016
(In thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,302,961	$121,697	4.63%	$5,066,565	$118,933	4.72%
Taxable investments	1,347,896	14,030	2.10%	1,470,549	16,379	2.24%
Tax-exempt investments (2)	213,155	4,805	4.55%	65,440	1,483	4.56%
Money market instruments	192,800	947	0.99%	206,805	523	0.51%
Interest earning assets	$7,056,812	$141,479	4.04%	$6,809,359	$137,318	4.06%

Interest bearing deposits	$4,290,900	8,523	0.40%	$4,173,605	6,533	0.31%
Short-term borrowings	241,201	419	0.35%	250,623	246	0.20%
Long-term debt	777,804	11,559	3.00%	784,882	12,236	3.14%
Interest bearing liabilities	$5,309,905	$20,501	0.78%	$5,209,110	$19,015	0.73%
Excess interest earning assets	$1,746,907			$1,600,249
Tax equivalent net interest income		$120,978			$118,303
Net interest spread			3.26%			3.33%
Net interest margin			3.46%			3.49%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $567,000 for the six months ended June 30, 2017 and $480,000 for the same period of 2016.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $1.7 million for the six months ended June 30, 2017 and $519,000 for the same period of 2016.

Average interest earning assets for the first half of 2017 increased by $248 million, or 3.6%, to $7,057 million, compared to $6,809 million for the first half of 2016. The average yield on interest earning assets decreased by 2 basis points to 4.04% for the first half of 2017, compared to 4.06% for the first half of 2016. Interest income for the first half of 2016 included $1.9 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.65%, the yield on interest earning assets was 4.00%, and the net interest margin was 3.44%.

Average interest bearing liabilities for the first half of 2017 increased by $101 million, or 1.9%, to $5,310 million, compared to $5,209 million for the first half of 2016. The average cost of interest bearing liabilities increased by 5 basis points to 0.78% for the first half of 2017, compared to 0.73% for the same period of 2016.

Yield on Loans: Average loan balances increased by $236 million, or 4.7%, to $5,303 million for the first half of 2017, compared to $5,067 million for the first half of 2016. The average yield on the loan portfolio decreased by 9 basis points to 4.63% for the first half of 2017, compared to 4.72% for the first half of 2016. The yield on loans for the first half of 2016 was positively impacted by a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, for the first six months of 2016, the yield on commercial loans and the yield on total loans was 4.78 and 4.65%, respectively.

The table below shows for the six months ended June 30, 2017 and 2016, the average balance and tax equivalent yield by type of loan.

	Six months ended June 30, 2017		Six months ended June 30, 2016
(In thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$211,618	4.29%	$211,113	4.05%
Installment and indirect loans	1,208,701	4.97%	1,016,349	5.44%
Real estate loans	1,204,936	3.83%	1,239,307	3.78%
Commercial loans (1)	2,672,223	4.85%	2,593,924	4.92%
Other	5,483	11.35%	5,872	11.57%
Total loans and leases before allowance	$5,302,961	4.63%	$5,066,565	4.72%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $567,000 for the six months ended June 30, 2017 and $480,000 for the same period of 2016.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the six months ended June 30, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Loans (1)	Investments (2)	Money Market Instruments	Total
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - first six months	4.63%	2.43%	0.99%	4.04%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $567,000 for the six months ended June 30, 2017, and $1.0 million, $767,000 and $843,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $1.7 million for the six months ended June 30, 2017, and $1.4 million, $98,000, and $2,000 for the fiscal years ended December 31, 2016, 2015, and 2014, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $117 million, or 2.8%, to $4,291 million for the first half of of 2017, compared to $4,174 million for the first half of of 2016. The average cost of funds on deposit balances increased by 9 basis points to 0.40% for the first half of 2017, compared to 0.31% for the first half of 2016.

The table below shows for the six months ended June 30, 2017 and 2016, the average balance and cost of funds by type of deposit.

	Six months ended June 30, 2017		Six months ended June 30, 2016
(In thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,280,645	0.21%	$1,228,928	0.09%
Savings deposits and clubs	1,897,580	0.27%	1,680,378	0.14%
Time deposits	1,112,675	0.84%	1,264,299	0.76%
Total interest bearing deposits	$4,290,900	0.40%	$4,173,605	0.31%

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the six months ended June 30, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

(Dollars in thousands)	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2014 - year	0.29%	0.20%	3.29%	0.81%
2015 - year	0.30%	0.18%	3.10%	0.72%
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - first six months	0.40%	0.35%	3.00%	0.78%

Credit Metrics and Provision for (Recovery of) Loan Losses

The provision for (recovery of) loan losses is the amount added to the allowance for loan and lease losses ("ALLL") to ensure the allowance is sufficient to absorb probable, incurred credit losses. The amount of the provision for (recovery of) loan losses is determined by management after reviewing the risk characteristics of the loan portfolio, historic and current loan loss experience and current economic conditions.

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month and six-month periods ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
ALLL, beginning balance	$49,922	$56,948	$50,624	$56,494

Net charge-offs (recoveries) :
Park's Ohio-based operations	1,047	1,055	2,906	2,661
SEPH	(366)	(169)	(647)	(1,319)
Park	681	886	2,259	1,342

Provision for (recovery of) loan losses:
Park's Ohio-based operations	4,947	2,806	6,104	4,866
SEPH	(366)	(169)	(647)	(1,319)
Park	4,581	2,637	5,457	3,547

ALLL, ending balance	$53,822	$58,699	$53,822	$58,699

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.08%	0.08%	0.11%	0.11%
SEPH	(12.50)%	(4.62)%	(10.85)%	(17.82)%
Park	0.05%	0.07%	0.09%	0.05%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at June 30, 2017, December 31, 2016 and June 30, 2016.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Total allowance for loan losses	$53,822	$50,624	$58,699
Specific reserves	4,145	548	6,287
General reserves	$49,677	$50,076	$52,412

Total loans	$5,354,148	$5,259,503	$5,113,242
Impaired commercial loans	62,405	58,676	77,155
Non-impaired loans	$5,291,743	$5,200,827	$5,036,087

Total allowance for loan losses to total loans ratio	1.01%	0.96%	1.15%
General reserves as a % of non-impaired loans	0.94%	0.96%	1.04%

The allowance for loan losses of $53.8 million at June 30, 2017 represented a $3.2 million, or 6.3%, increase compared to $50.6 million at December 31, 2016. This increase was the result of a $3.6 million increase in specific reserves, offset by a $399,000 decrease in general reserves. The increase in specific reserves was largely due to a $2.8 million reserve established on one commercial loan in PNB's national portfolio of loans to non-bank consumer finance companies. The decrease in general reserves was due to Park's ongoing evaluation of the allowance for loan losses required to cover probable incurred losses with respect to the Park loan portfolio.

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

The following table compares Park’s nonperforming assets at June 30, 2017, December 31, 2016 and June 30, 2016.

Park National Corporation - Nonperforming Assets

(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$90,378	$87,822	$111,429
Accruing TDRs	18,631	18,175	17,722
Loans past due 90 days or more	1,895	2,086	2,305
Total nonperforming loans	$110,904	$108,083	$131,456

OREO – PNB	7,108	6,025	7,038
OREO – SEPH	7,773	7,901	10,528
Total nonperforming assets	$125,785	$122,009	$149,022

Percentage of nonaccrual loans to total loans	1.68%	1.67%	2.17%
Percentage of nonperforming loans to total loans	2.07%	2.05%	2.56%
Percentage of nonperforming assets to total loans	2.34%	2.31%	2.91%
Percentage of nonperforming assets to total assets	1.61%	1.63%	2.01%

Nonperforming assets for Park's Ohio-based operations and for SEPH as of June 30, 2017, December 31, 2016 and June 30, 2016 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$79,688	$76,084	$97,642
Accruing TDRs	18,631	18,175	17,722
Loans past due 90 days or more	1,895	2,086	2,305
Total nonperforming loans	$100,214	$96,345	$117,669

OREO – PNB	7,108	6,025	7,038
Total nonperforming assets	$107,322	$102,370	$124,707

Percentage of nonaccrual loans to total loans	1.49%	1.45%	1.91%
Percentage of nonperforming loans to total loans	1.87%	1.83%	2.30%
Percentage of nonperforming assets to total loans	2.00%	1.95%	2.44%
Percentage of nonperforming assets to total assets	1.38%	1.38%	1.69%

SEPH - Nonperforming Assets

(In thousands)	June 30, 2017	December 31, 2016	June 30, 2016
Nonaccrual loans	$10,690	$11,738	$13,787
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$10,690	$11,738	$13,787

OREO – SEPH	7,773	7,901	10,528
Total nonperforming assets	$18,463	$19,639	$24,315

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At June 30, 2017, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

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

As of June 30, 2017, Park had taken partial charge-offs of $9.1 million related to the $73.1 million of commercial loans considered to be impaired, compared to partial charge-offs of approximately $24.9 million related to the $70.4 million of impaired commercial loans at December 31, 2016.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risk and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2016 to incorporate losses through December 31, 2016.

The allowance for loan losses related to performing commercial loans was $31.8 million or 1.20% of the outstanding principal balance of other accruing commercial loans at June 30, 2017. At June 30, 2017, the coverage level within the commercial loan portfolio was approximately 3.15 years compared to 3.20 years at December 31, 2016. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 84 month period ended December 31, 2016, for the commercial loan portfolio was 0.39%. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

The overall reserve of 1.20% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.19%; special mention commercial loans are reserved at 3.29%; and substandard commercial loans are reserved at 15.48%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.39% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 84 months, through December 31, 2016. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards, etc.). At June 30, 2017, the coverage level within the consumer loan portfolio was approximately 1.92 years compared to 1.95 years at December 31, 2016. Historical loss experience, over the 84-month period ended December 31, 2016, for the consumer loan portfolio was 0.35%.

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

Other Income

Other income increased by $515,000 to $19.3 million for the quarter ended June 30, 2017, compared to $18.7 million for the first quarter of 2016 and increased by $633,000 to $36.8 million for the six months ended June 30, 2017, compared to $36.1 million for the first half of 2016.

The following table is a summary of the changes in the components of other income:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Income from fiduciary activities	$6,025	$5,438	$587	$11,539	$10,551	$988
Service charges on deposit accounts	3,156	3,575	(419)	6,295	6,998	(703)
Other service income	3,447	3,351	96	6,251	5,925	326
Checkcard fee income	4,040	3,868	172	7,801	7,400	401
Bank owned life insurance income	1,114	1,049	65	2,217	2,246	(29)
ATM fees	561	570	(9)	1,103	1,153	(50)
OREO valuation adjustments	(272)	(221)	(51)	(345)	(339)	(6)
Gain on sale of OREO, net	53	162	(109)	153	296	(143)
Miscellaneous	1,127	944	183	1,744	1,895	(151)
Total other income	$19,251	$18,736	$515	$36,758	$36,125	$633

The following table breaks out the change in total other income for the three and six months ended June 30, 2017 compared to the same periods ended June 30, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended June 30			Change from 2016 to 2017 for the six months ended June 30
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$587	$—	$587	$988	$—	$988
Service charges on deposit accounts	(419)	—	(419)	(703)	—	(703)
Other service income	248	(152)	96	609	(283)	326
Checkcard fee income	172	—	172	401	—	401
Bank owned life insurance income	65	—	65	(29)	—	(29)
ATM fees	(9)	—	(9)	(50)	—	(50)
OREO valuation adjustments	(51)	—	(51)	(6)	—	(6)
Gain on sale of OREO, net	(72)	(37)	(109)	(78)	(65)	(143)
Miscellaneous	127	56	183	(332)	181	(151)
Total other income	$648	$(133)	$515	$800	$(167)	$633

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $587,000, or 10.8%, to $6.0 million for the three months ended June 30, 2017, compared to $5.4 million for the same period in 2016. Fiduciary income increased by $988,000, or 9.4%, to $11.5 million for the six months ended June 30, 2017, compared to $10.6 million for the same period in 2016. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the six months ended June 30, 2017 was $4,926 million compared to $4,430 million for the six months ended June 30, 2016.

Service charges on deposits decreased by $419,000, or 11.7%, to $3.2 million for the three months ended June 30, 2017, compared to $3.6 million for the same period of 2016. Service charges on deposits decreased by $703,000, or 10.0%, to $6.3 million for the six months ended June 30, 2017, compared to $7.0 million for the same period of 2016. The decrease was primarily related to declines in NSF fee income and the discontinuation of daily overdraft fees related to deposit products.

Fee income earned from origination and sale into the secondary market of long-term, fixed-rate mortgage loans is included within other non-yield related fees in the subcategory “Other service income”. Other service income increased by $326,000, or 5.5%, to $6.3 million for the six months ended June 30, 2017, compared to $5.9 million for the same period in 2016. The increase in other service income was primarily due to an increase in merchant fees, investor fees, and a reduction in the valuation allowance for mortgage servicing rights.

Checkcard fee income, which is generated from debit card transactions, increased by $172,000, or 4.4%, to $4.0 million for the three months ended June 30, 2017, compared to $3.9 million for the same period in 2016. Checkcard fee income increased by $401,000, or 5.4%, to $7.8 million for the six months ended June 30, 2017, compared to $7.4 million for the same period in 2016. The increase was primarily related to an increase in the volume of debit card transactions.

Other Expense

Other expense increased by $2.8 million to $48.1 million for the quarter ended June 30, 2017, compared to $45.3 million for the first quarter of 2016 and increased by $363,000 to $95.6 million for the six months ended June 30, 2017, compared to $95.2 million for the first half of 2016.

The following table is a summary of the changes in the components of other expense:

	Three months ended June 30,			Six months ended June 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Salaries	$23,001	$21,256	$1,745	$45,718	$42,810	$2,908
Employee benefits	4,919	4,894	25	10,100	9,667	433
Occupancy expense	2,565	2,639	(74)	5,200	5,187	13
Furniture and equipment expense	3,640	3,416	224	7,258	6,859	399
Data processing fees	1,676	1,373	303	3,641	2,590	1,051
Professional fees and services	6,018	5,401	617	10,847	12,068	(1,221)
Marketing	1,084	1,073	11	2,140	2,184	(44)
Insurance	1,517	1,438	79	3,087	2,849	238
Communication	1,155	1,353	(198)	2,488	2,574	(86)
State tax expense	943	798	145	2,006	1,724	282
Miscellaneous	1,588	1,665	(77)	3,083	6,693	(3,610)
Total other expense	$48,106	$45,306	$2,800	$95,568	$95,205	$363

The following table breaks out the change in total other expense for the three and six months ended June 30, 2017, compared to the same periods ended June 30, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended June 30			Change from 2016 to 2017 for the six months ended June 30
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$1,750	$(5)	$1,745	$2,914	$(6)	$2,908
Employee benefits	40	(15)	25	462	(29)	433
Occupancy expense	(74)	—	(74)	13	—	13
Furniture and equipment expense	224	—	224	399	—	399
Data processing fees	303	—	303	1,051	—	1,051
Professional fees and services	585	32	617	(589)	(632)	(1,221)
Marketing	11	—	11	(41)	(3)	(44)
Insurance	79	—	79	239	(1)	238
Communication	(197)	(1)	(198)	(84)	(2)	(86)
State tax expense	145	—	145	302	(20)	282
Miscellaneous	28	(105)	(77)	(3,581)	(29)	(3,610)
Total other expense	$2,894	$(94)	$2,800	$1,085	$(722)	$363

Salaries increased by $1.7 million, or 8.2%, to $23.0 million for the three months ended June 30, 2017, compared to $21.3 million for the same period in 2016. Salaries increased by $2.9 million, or 6.8%, to $45.7 million for the six months ended June 30, 2017, compared to $42.8 million for the same period in 2016. The increase for the three months ended June 30, 2017 was due to a $1.6 million increase in salary expense and a $239,000 increase in share-based compensation expense related to performance-based restricted stock unit awards granted under the 2013 Incentive Plan. The increase for the six months ended June 30, 2017 was due to a $2.5 million increase in salary expense and a $597,000 increase in share-based compensation expense related to performance-based restricted stock unit awards granted under the 2013 Incentive Plan, offset by a $248,000 decrease in incentive compensation expense.

Employee benefit expenses increased by $433,000, or 4.5%, to $10.1 million for the six months ended June 30, 2017, compared to $9.7 million for the same period in 2016. The increase for the six months ended June 30, 2017 was primarily due to an increase in Park's self-insured medical expenses compared to the same period in 2016.

Furniture and equipment expense increased by $224,000, or 6.6%, to $3.6 million for the three months ended June 30, 2017, compared to $3.4 million for the same period in 2016, and increased by $399,000, or 5.8%, to $7.3 million for the six months ended June 30, 2017, compared to $6.9 million for the same period in 2016. The increase for the three and six months ended June 30, 2017 was primarily due to maintenance and repairs on equipment.

Data processing fees increased by $303,000, or 22.1%, to $1.7 million for the three months ended June 30, 2017, compared to $1.4 million for the same period in 2016. Data processing fees increased by $1.1 million, or 40.6%, to $3.6 million for the six months ended June 30, 2017, compared to $2.6 million for the same period in 2016. The increase for the three and six months ended June 30, 2017 was primarily related to an increase in expenses related to the issuance of new chip enabled debit cards and related card costs, plus an increase in debit card transactions.

Professional fees and services increased by $617,000, or 11.4%, to $6.0 million for the three months ended June 30, 2017, compared to $5.4 million for the same period in 2016. Professional fees and services decreased by $1.2 million, or 10.1%, to $10.8 million for the six months ended June 30, 2017, compared to $12.1 million for the same period in 2016. The increase for the three months ended June 30, 2017 and the decrease for the six months ended June 30, 2017 were primarily due to timing and an overall decrease in legal expenses.

Miscellaneous expense decreased by $3.6 million, or 53.9%, to $3.1 million for the six months ended June 30, 2017, compared to $6.7 million for the same period of 2016.  The decrease was due to the fact that miscellaneous expense for the six months ended June 30, 2016 included $1.7 million in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company. Additionally, there was a $1.5 million decrease in contribution expense and a $700,000 decrease in non-loan related losses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Income Tax

Federal income tax expense was $7.3 million for the second quarter of 2017, compared to $8.3 million for the second quarter of 2016. The effective federal income tax rate for the second quarter of 2017 was 27.8%, compared to 29.3% for the same period in 2016. Federal income tax expense was $15.2 million for the first half of 2017, compared to $16.0 million for the first half of 2016. The effective federal income tax rate for the first half of 2017 was 27.8%, compared to 29.2% for the same period in 2016. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2017 year will be approximately $8.1 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At June 30, 2017 and December 31, 2016

Changes in Financial Condition

Total assets increased by $364.5 million, or 4.9%, during the first six months of 2017 to $7,832 million at June 30, 2017, compared to $7,468 million at December 31, 2016. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $264.6 million to $411.1 million at June 30, 2017, compared to $146.4 million at December 31, 2016. Money market instruments represented the majority of this increase, and were $282.7 million at June 30, 2017, compared to $23.6 million at December 31, 2016.

•	Loans increased by $93.6 million, or 1.8%, to $5,365 million at June 30, 2017, compared to $5,272 million at December 31, 2016.

Total liabilities increased by $354.5 million, or 5.3%, during the first six months of 2017 to $7,080 million at June 30, 2017, from $6,725 million at December 31, 2016. This increase was primarily due to the following:

•
Total deposits increased by $439.6 million, or 8.0%, to $5,962 million at June 30, 2017, compared to $5,522 million at December 31, 2016. The increase in deposits in the first six months of 2017 was largely the result of the product offering for Promontory's Insured Cash Sweep ("ICS") deposits.

•	Short-term borrowings decreased by $211.0 million, or 53.4%, to $183.8 million at June 30, 2017, compared to $394.8 million at December 31, 2016.

•	Long-term borrowings increased by $153.1 million, or 22.1%, to $847.4 million at June 30, 2017, compared to $694.3 million at December 31, 2016.

Total shareholders’ equity increased by $10.0 million, or 1.3%, to $752.2 million at June 30, 2017, from $742.2 million at December 31, 2016.

•	Retained earnings increased by $10.2 million during the period as a result of net income of $39.3 million, offset by common share dividends of $28.9 million.

•
Treasury shares increased by $4.8 million during the period as a result of the repurchase of treasury shares in the total amount of $5.4 million, offset by the issuance of treasury shares of $0.6 million.

•	Accumulated other comprehensive loss, net of taxes decreased during the period as a result of unrecognized net holding gains on securities available for sale, net of taxes, of $4.0 million.

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

Liquidity

Cash provided by operating activities was $40.0 million and $37.2 million for the six months ended June 30, 2017 and 2016, respectively. Net income was the primary source of cash from operating activities for each of the six months ended June 30, 2017 and 2016.
Cash used in investing activities was $89.5 million for the six months ended June 30, 2017 and cash provided by investing activities was $65.4 million for the six months ended June 30, 2016. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $5.5 million for the six months ended June 30, 2017 and $125.1 million for the six months ended June 30, 2016. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $94.2 million and $55.7 million for the six months ended June 30, 2017 and 2016, respectively.
Cash provided by financing activities was $314.1 million for the six months ended June 30, 2017 and $63.9 million for the six months ended June 30, 2016. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $439.6 million and $276.2 million of cash for the six months ended June 30, 2017 and 2016, respectively. Another major source of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt.

For the six months ended June 30, 2017, net short-term borrowings decreased and used $211.0 million in cash, net long-term borrowings increased and provided $150.0 million in cash and the repayment of subordinated notes used $30.0 million in cash. For the six months ended June 30, 2016, net short-term borrowings decreased and used $183.5 million in cash and net long-term borrowings remained unchanged. Finally, cash declined by $28.8 million for each of the six months ended June 30, 2017 and 2016, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of June 30, 2017. The Corporation’s loan to asset ratio was 68.51% at June 30, 2017, compared to 70.60% at December 31, 2016 and 69.00% at June 30, 2016. Cash and cash equivalents were $411.1 million at June 30, 2017, compared to $146.4 million at December 31, 2016 and $315.9 million at June 30, 2016. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at June 30, 2017 was $752.2 million, or 9.6% of total assets, compared to $742.2 million, or 9.9% of total assets, at December 31, 2016 and $739.9 million, or 10.0% of total assets, at June 30, 2016.

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

PNB met each of the well capitalized ratio guidelines at June 30, 2017. The following table indicates the capital ratios for PNB and Park at June 30, 2017 and December 31, 2016.

	As of June 30, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.16%	10.11%	10.11%	11.54%
Park National Corporation	9.22%	12.97%	12.69%	13.98%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.34%	9.87%	9.87%	11.24%
Park National Corporation	9.56%	12.83%	12.55%	14.32%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2016 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2016. There were no significant changes in contractual obligations and commitments during the first six months of 2017.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	June 30, 2017	December 31, 2016
Loan commitments	$973,586	$912,007
Standby letters of credit	$13,140	$13,746

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

On page 42 (Table 35) of Park’s 2016 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $198.6 million or 2.89% of total interest earning assets at December 31, 2016. At June 30, 2017, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $388.9 million or 5.38% of total interest earning assets.

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

On page 42 of Park’s 2016 Annual Report, management reported that at December 31, 2016, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and decrease by 6.3% using a declining interest rate scenario over the next year. At June 30, 2017, the earnings simulation model projected that net income would decrease by 2.6% using a rising interest rate scenario and would decrease by 4.0% in a declining interest rate scenario. At June 30, 2017, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

As of June 30, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2017, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"), which was replaced on April 24, 2017, the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2017	—	$—	—	1,400,000
May 1 through May 31, 2017	—	—	—	1,400,000
June 1 through June 30, 2017	—	—	—	1,400,000
Total	—	$—	—	1,400,000

(1)
The number shown represents, as of the end of each period, the maximum number of common shares that may yet be purchased as part of Park’s publicly announced stock repurchase authorization to fund the 2017 Employees LTIP which became effective on April 24, 2017, the 2017 Non-Employee Directors LTIP which became effective on April 24, 2017 and Park's publicly announced 2017 stock repurchase authorization which became effective on January 23, 2017.

At the 2013 Annual Meeting of Shareholders held on April 22, 2013, Park's shareholders approved the 2013 Incentive Plan. The aggregate number of common shares with respect to which awards could be granted under the 2013 Incentive Plan was 600,000. The common shares to be issued and delivered under the 2013 Incentive Plan were to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. As of April 24, 2017, the date on which the 2013 Incentive Plan was replaced with respect to the grant of future awards as discussed below, there were outstanding performance-based restricted stock unit awards covering a maximum of 119,587 common shares and 429,889 common shares available for future grants. As of April 24, 2017, Park held sufficient treasury shares to satisfy the outstanding awards under the 2013 Incentive Plan and, as a result, no additional common shares are to be repurchased in order to fund the 2013 Incentive Plan.

At the 2017 Annual Meeting of Shareholders held on April 24, 2017, Park's shareholders approved the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP. The common shares to be issued and delivered under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP may consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares. No newly-issued common shares will be delivered under the 2017 Employees LTIP or the 2017 Non-Employee Directors LTIP. On April 24, 2017, Park's Board of Directors authorized the purchase, from time to time, of up to 750,000 Park common shares and 150,000 common shares, respectively, to be held as treasury shares for subsequent issuance and delivery under the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

The 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP have replaced the provisions of the 2013 Incentive Plan with respect to the grant of future awards. As a result of the approval of the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP, Park will not grant any additional awards under the 2013 Incentive Plan after April 24, 2017. Awards made under the 2013 Incentive Plan prior to April 24, 2017 will remain in effect in accordance with their respective terms.

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. Purchases may be made through NYSE MKT, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with applicable laws and regulations and the rules applicable to issuers having securities listed on NYSE MKT. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization is distinct from the stock repurchase authorization to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

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
Articles of Incorporation of Park National Corporation [This document represents the Articles of Incorporation of Park National Corporation in compiled form incorporating all amendments. This compiled document has not been filed with the Ohio Secretary of State.] (Incorporated herein by reference to Exhibit 3.1(h) to Park National Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 (File No. 1-13006))

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
Regulations of Park National Corporation [This document represents the Regulations of Park National Corporation in compiled form incorporating all amendments] (Incorporated herein by reference to Exhibit 3.2(e) to Park’s March 31, 2008 Form 10-Q)

10.1
Park National Corporation 2017 Long-Term Incentive Plan for Employees (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006))

10.2
Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (Incorporated herein by reference to Exhibit 10.2 to Park National Corporation's Current Report on Form 8-K dated and filed on April 26, 2017 (File No. 1-13006))

10.3
First Amendment to Credit Agreement, made and entered into as of June 15, 2017, by and between Park National Corporation and U.S. Bank National Association (Incorporated herein by reference to Exhibit 10.1 to Park National Corporation's Current Report on Form 8-K dated and filed on June 16, 2017 (File No. 1-13006))

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and six months ended June 30, 2017 and 2016 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: July 27, 2017	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: July 27, 2017	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer