Form 10-Q
period 2017-09-30
PARK NATIONAL CORP /OH/
filed 2017-10-31
CIK 805676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

 Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,288,211 Common shares, no par value per share, outstanding at October 30, 2017.

PARK NATIONAL CORPORATION

PARK NATIONAL CORPORATION AND SUBSIDARIES
Consolidated Condensed Balance Sheets (Unaudited)
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets:
Cash and due from banks	$118,884	$122,811
Money market instruments	331,468	23,635
Cash and cash equivalents	450,352	146,446
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $1,163,893 and $1,262,761 at September 30, 2017 and December 31, 2016, respectively)	1,166,562	1,258,139
Securities held-to-maturity, at amortized cost (fair value of $347,110 and $256,672 at September 30, 2017 and December 31, 2016, respectively)	342,665	259,833
Other investment securities	61,811	61,811
Total investment securities	1,571,038	1,579,783

Loans	5,365,877	5,271,857
Allowance for loan losses	(55,232)	(50,624)
Net loans	5,310,645	5,221,233
Bank owned life insurance	188,254	185,234
Prepaid assets	95,717	88,874
Goodwill	72,334	72,334
Premises and equipment, net	56,179	57,971
Affordable housing tax credit investments	54,355	52,947
Other real estate owned	14,366	13,926
Accrued interest receivable	21,246	18,822
Mortgage loan servicing rights, net	9,479	9,266
Other	18,730	20,750
Total assets	$7,862,695	$7,467,586

Liabilities and Shareholders' Equity:
Deposits:
Noninterest bearing	$1,568,177	$1,523,417
Interest bearing	4,406,145	3,998,539
Total deposits	5,974,322	5,521,956
Short-term borrowings	192,896	394,795
Long-term debt	848,992	694,281
Subordinated notes	15,000	45,000
Unfunded commitments in affordable housing tax credit investments	21,282	14,282
Accrued interest payable	2,582	2,151
Other	48,254	52,881
Total liabilities	$7,103,328	$6,725,346

Shareholders' equity:
Preferred shares (200,000 shares authorized; 0 shares issued)	$—	$—
Common shares (No par value; 20,000,000 shares authorized; 16,150,769 shares issued at September 30, 2017 and 16,150,807 shares issued at December 31, 2016)	307,143	305,826
Retained earnings	553,434	535,631
Treasury shares (873,708 shares at September 30, 2017 and 810,089 at December 31, 2016)	(88,205)	(81,472)
Accumulated other comprehensive loss, net of taxes	(13,005)	(17,745)
Total shareholders' equity	759,367	742,240
Total liabilities and shareholders’ equity	$7,862,695	$7,467,586

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income:

Interest and fees on loans	$63,110	$59,893	$184,240	$178,346

Interest and dividends on:
Obligations of U.S. Government, its agencies and other securities	6,757	7,339	20,787	23,718
Obligations of states and political subdivisions	1,974	689	5,098	1,653
Other interest income	1,383	321	2,330	844
Total interest and dividend income	73,224	68,242	212,455	204,561

Interest expense:

Interest on deposits:
Demand and savings deposits	2,882	1,094	6,787	2,851
Time deposits	2,521	2,352	7,139	7,128

Interest on borrowings:
Short-term borrowings	197	84	616	330
Long-term debt	6,073	6,179	17,632	18,415

Total interest expense	11,673	9,709	32,174	28,724

Net interest income	61,551	58,533	180,281	175,837

Provision for (recovery of) loan losses	3,283	(7,366)	8,740	(3,819)
Net interest income after provision for (recovery of) loan losses	58,268	65,899	171,541	179,656

Other income:
Income from fiduciary activities	5,932	5,315	17,471	15,866
Service charges on deposit accounts	3,216	3,800	9,511	10,798
Other service income	3,357	3,640	9,608	9,565
Checkcard fee income	3,974	3,780	11,775	11,180
Bank owned life insurance income	1,573	1,038	3,790	3,284
ATM fees	605	581	1,708	1,734
OREO valuation adjustments	(22)	(233)	(367)	(572)
Gain on sale of OREO, net	51	783	204	1,079
Miscellaneous	3,403	1,831	5,147	3,726
Total other income	22,089	20,535	58,847	56,660

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Income (Unaudited) (Continued)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other expense:
Salaries	$23,302	$22,084	$69,020	$64,894
Employee benefits	4,656	5,073	14,756	14,740
Occupancy expense	2,559	2,506	7,759	7,693
Furniture and equipment expense	3,868	3,437	11,126	10,296
Data processing fees	1,919	1,450	5,560	4,040
Professional fees and services	6,100	6,356	16,947	18,424
Marketing	1,122	1,062	3,262	3,246
Insurance	1,499	1,423	4,586	4,272
Communication	1,110	1,154	3,598	3,728
State tax expense	912	895	2,918	2,619
Miscellaneous	2,764	1,316	5,847	8,009
Total other expense	49,811	46,756	145,379	141,961

Income before income taxes	30,546	39,678	85,009	94,355

Federal income taxes	8,434	12,229	23,598	28,222

Net income	$22,112	$27,449	$61,411	$66,133

Earnings per Common Share:
Basic	$1.45	$1.79	$4.01	$4.31
Diluted	$1.44	$1.78	$3.99	$4.29

Weighted average common shares outstanding
Basic	15,287,974	15,330,791	15,299,039	15,330,802
Diluted	15,351,590	15,399,707	15,394,199	15,401,825

Cash dividends declared	$0.94	$0.94	$2.82	$2.82

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$22,112	$27,449	$61,411	$66,133

Other comprehensive income (loss), net of tax:
Unrealized net holding gain (loss) on securities available-for-sale, net of federal income tax effect of $380 and $(1,174) for the three months ended September 30, 2017 and 2016, and $2,551 and $7,459 for the nine months ended September 30, 2017 and 2016, respectively	707	(2,182)	4,740	13,850
Other comprehensive income (loss)	$707	$(2,182)	$4,740	$13,850

Comprehensive income	$22,819	$25,267	$66,151	$79,983

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Changes in Shareholders' Equity (Unaudited)
(in thousands, except share and per share data)

	Preferred Shares	Common Shares	Retained Earnings	Treasury Shares	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2016	$—	$303,966	$507,505	$(82,473)	$(15,643)
Net income			66,133
Other comprehensive income, net of tax					13,850
Dividends on common shares at $2.82 per share			(43,461)
Cash payment for fractional common shares in dividend reinvestment plan		(3)
Share-based compensation expense		1,189
Balance at September 30, 2016	$—	$305,152	$530,177	$(82,473)	$(1,793)

Balance at January 1, 2017	$—	$305,826	$535,631	$(81,472)	$(17,745)
Net income			61,411
Other comprehensive income, net of tax					4,740
Dividends on common shares at $2.82 per share			(43,411)
Cash payment for fractional common shares in dividend reinvestment plan		(4)
Issuance of 9,674 common shares under share-based compensation awards, net of 3,293 common shares withheld to pay employee income taxes		(795)	(197)	645
Repurchase of 70,000 common shares to be held as treasury shares				(7,378)
Share-based compensation expense		2,116
Balance at September 30, 2017	$—	$307,143	$553,434	$(88,205)	$(13,005)

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income	$61,411	$66,133

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) loan losses	8,740	(3,819)
Amortization of loan fees and costs, net	6,927	5,439
Provision for depreciation	6,463	6,283
Amortization of investment securities, net	1,013	103
Amortization of prepayment penalty on long-term debt	4,711	4,618
Loan originations to be sold in secondary market	(168,255)	(205,576)
Proceeds from sale of loans in secondary market	170,703	201,616
Gain on sale of loans in secondary market	(3,431)	(3,938)
Share-based compensation expense	2,116	1,189
OREO valuation adjustments	367	572
Gain on sale of OREO, net	(204)	(1,079)
Bank owned life insurance income	(3,790)	(3,284)

Changes in assets and liabilities:
Increase in other assets	(15,603)	(15,890)
(Decrease) increase in other liabilities	(4,502)	5,443
Net cash provided by operating activities	$66,666	$57,810

Investing activities:
Proceeds from calls and maturities of:
Available-for-sale securities	$128,736	$706,634
Held-to-maturity securities	12,264	19,301
Purchases of:
Available-for-sale securities	(29,684)	(473,627)
Held-to-maturity securities	(96,293)	(61,155)
Net loan originations, portfolio loans	(95,808)	(109,114)
Investments in qualified affordable housing projects	—	(4,555)
Proceeds from the sale of OREO	2,363	6,954
Life insurance death benefits	1,037	1,050
Purchases of premises and equipment, net	(4,995)	(5,516)
Net cash (used in) provided by investing activities	$(82,380)	$79,972

PARK NATIONAL CORPORATION AND SUBSIDIARIES Consolidated Condensed Statements of Cash Flows (Unaudited) (Continued) (in thousands)
	Nine Months Ended September 30,
	2017	2016
Financing activities:
Net increase in deposits	$452,366	$172,017
Net decrease in short-term borrowings	(201,899)	(176,028)
Proceeds from issuance of long-term debt	150,000	—
Repayment of subordinated notes	(30,000)	—
Value of common shares withheld to pay employee income taxes	(347)	—
Repurchase of common shares to be held as treasury shares	(7,378)	—
Cash dividends paid	(43,122)	(43,232)
Net cash provided by (used in) financing activities	$319,620	$(47,243)

Increase in cash and cash equivalents	303,906	90,539

Cash and cash equivalents at beginning of year	146,446	149,459

Cash and cash equivalents at end of period	$450,352	$239,998

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$31,743	$28,757

Income taxes	$18,690	$17,460

Non-cash items:
Loans transferred to OREO	$2,991	$2,856

Securities purchase commitments	$—	$4,323

New commitments in affordable housing tax credit investments	$7,000	$9,000

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

PARK NATIONAL CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The accompanying unaudited consolidated condensed financial statements included in this report have been prepared for Park National Corporation (sometimes also referred to as the “Registrant”) and its subsidiaries. Unless the context otherwise requires, references to "Park", the "Corporation" or the "Company" and similar terms mean Park National Corporation and its subsidiaries. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the interim periods included herein have been made. The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the operating results to be anticipated for the fiscal year ending December 31, 2017.

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

Note 2 – Recent Accounting Pronouncements

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606): In May 2014, the Financial Accounting Standards Board (the "FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. While interest income is specifically out of scope of this guidance, management is currently evaluating the revenue streams within "Other income" to assess the applicability of this guidance. Specifically, management is evaluating the impact of this new guidance on deposit fees recorded within "Service charges on deposit accounts", interchange income recorded within "Checkcard fee income", and trust income recorded within "Income from fiduciary activities." Additionally, management is evaluating new disclosure requirements as a result of this ASU.

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

Management is currently analyzing data on leased assets. The adoption of this guidance is expected to increase both assets and liabilities, but is not expected to have a material impact on Park's consolidated statements of income.

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

Management is currently evaluating the impact of the adoption of this guidance on Park's consolidated financial statements. We anticipate that the adoption of the CECL model will result in a material increase to Park's allowance for loan losses. Management has established a committee to oversee the implementation of CECL and is currently in the process of implementing a software solution to assist in the adoption of this ASU. Management plans to run our current incurred loss model and a CECL model concurrently for 12 months prior to the adoption of this guidance on January 1, 2020.

ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force):  In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).  This ASU provides guidance on eight specific cash flow issues where current U.S. GAAP is either unclear or does not include specific guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017.  As such transactions arise, management will utilize the updated guidance in determining the amounts reported in Park’s consolidated statements of cash flows.

ASU 2017-01 – Business Combinations (Topic 805): Clarifying the Definition of a Business: In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. Park intends to adopt this guidance in the fourth quarter of 2017 and will apply this guidance to all future transactions.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment:  In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The early adoption of this guidance with Park's April 1, 2017 annual goodwill impairment test did not have an impact on Park's consolidated financial statements.

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

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities: In August 2017, the FASB issued ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU amends the guidance with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. In addition, this ASU amends the current guidance to simplify the application of the hedge accounting guidance. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on Park's consolidated financial statements. Park is considering the early adoption of this guidance.

Note 3 – Loans

The composition of the loan portfolio, by class of loan, as of September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017			December 31, 2016
(In thousands)	Loan Balance	Accrued Interest Receivable	Recorded Investment	Loan Balance	Accrued Interest Receivable	Recorded Investment
Commercial, financial and agricultural *	$1,025,057	$4,581	$1,029,638	$994,619	$3,558	$998,177
Commercial real estate *	1,155,662	4,464	1,160,126	1,155,703	4,161	1,159,864
Construction real estate:
Commercial	139,210	462	139,672	135,343	398	135,741
Mortgage	47,629	109	47,738	48,699	106	48,805
Installment	4,209	11	4,220	4,903	17	4,920
Residential real estate:
Commercial	391,502	959	392,461	406,687	940	407,627
Mortgage	1,135,289	1,469	1,136,758	1,169,495	1,459	1,170,954
HELOC	206,665	896	207,561	212,441	853	213,294
Installment	19,131	54	19,185	19,874	67	19,941
Consumer	1,238,191	3,409	1,241,600	1,120,850	3,385	1,124,235
Leases	3,332	52	3,384	3,243	29	3,272
Total loans	$5,365,877	$16,466	$5,382,343	$5,271,857	$14,973	$5,286,830
* Included within each of commercial, financial and agricultural loans and commercial real estate loans is an immaterial amount of consumer loans that are not broken out by class.

Loans are shown net of deferred origination fees, costs and unearned income of $12.0 million at September 30, 2017 and $11.1 million at December 31, 2016, which represented a net deferred income position in both periods.

Overdrawn deposit accounts of $1.8 million and $2.9 million had been reclassified to loans at September 30, 2017 and December 31, 2016, respectively, and are included in the commercial, financial and agricultural loan class above.

Credit Quality

The following tables present the recorded investment in nonaccrual loans, accruing troubled debt restructurings ("TDRs"), and loans past due 90 days or more and still accruing by class of loan as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$29,141	$737	$—	$29,878
Commercial real estate	17,889	5,106	—	22,995
Construction real estate:
Commercial	1,096	364	—	1,460
Mortgage	8	84	—	92
Installment	57	—	—	57
Residential real estate:
Commercial	19,071	227	—	19,298
Mortgage	17,860	10,599	882	29,341
HELOC	1,514	1,094	—	2,608
Installment	778	556	—	1,334
Consumer	3,154	736	1,155	5,045
Total loans	$90,568	$19,503	$2,037	$112,108

	December 31, 2016
(In thousands)	Nonaccrual Loans	Accruing Troubled Debt Restructurings	Loans Past Due 90 Days or More and Accruing	Total Nonperforming Loans
Commercial, financial and agricultural	$20,057	$600	$15	$20,672
Commercial real estate	19,169	5,305	—	24,474
Construction real estate:
Commercial	1,833	393	—	2,226
Mortgage	—	104	—	104
Installment	61	95	12	168
Residential real estate:
Commercial	23,013	89	—	23,102
Mortgage	18,313	9,612	887	28,812
HELOC	1,783	673	25	2,481
Installment	644	609	60	1,313
Consumer	2,949	748	1,139	4,836
Total loans	$87,822	$18,228	$2,138	$108,188

The following table provides additional information regarding those nonaccrual loans and accruing TDR loans that were individually evaluated for impairment and those collectively evaluated for impairment as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
(In thousands)	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Nonaccrual and Accruing TDRs	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment
Commercial, financial and agricultural	$29,878	$29,848	$30	$20,657	$20,624	$33
Commercial real estate	22,995	22,995	—	24,474	24,474	—
Construction real estate:
Commercial	1,460	1,460	—	2,226	2,226	—
Mortgage	92	—	92	104	—	104
Installment	57	—	57	156	—	156
Residential real estate:
Commercial	19,298	19,298	—	23,102	23,102	—
Mortgage	28,459	—	28,459	27,925	—	27,925
HELOC	2,608	—	2,608	2,456	—	2,456
Installment	1,334	—	1,334	1,253	—	1,253
Consumer	3,890	8	3,882	3,697	—	3,697
Total loans	$110,071	$73,609	$36,462	$106,050	$70,426	$35,624

All of the loans individually evaluated for impairment were evaluated using the fair value of the underlying collateral or the present value of expected future cash flows as the measurement method.

The following table presents loans individually evaluated for impairment by class of loan, together with the related allowance recorded, as of September 30, 2017 and December 31, 2016.

	September 30, 2017			December 31, 2016
(In thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial, financial and agricultural	$22,233	$16,980	$—	$41,075	$19,965	$—
Commercial real estate	18,558	18,158	—	23,961	23,474	—
Construction real estate:
Commercial	2,923	1,460	—	3,662	2,226	—
Residential real estate:
Commercial	19,393	19,009	—	24,409	22,687	—

With an allowance recorded:
Commercial, financial and agricultural	14,735	12,868	4,761	810	659	152
Commercial real estate	5,357	4,837	320	1,014	1,000	309
Construction real estate:
Commercial	—	—	—	—	—	—
Residential real estate:
Commercial	289	289	13	427	415	87
Consumer	8	8	8	—	—	—
Total	$83,496	$73,609	$5,102	$95,358	$70,426	$548

Management’s general practice is to proactively charge down loans individually evaluated for impairment to the fair value of the underlying collateral. At September 30, 2017 and December 31, 2016, there were $7.5 million and $24.7 million, respectively, of partial charge-offs on loans individually evaluated for impairment with no related allowance recorded and $2.4 million and $0.2 million, respectively, of partial charge-offs on loans individually evaluated for impairment that also had a specific reserve allocated.

The allowance for loan losses included specific reserves related to loans individually evaluated for impairment at September 30, 2017 and December 31, 2016 of $5.1 million and $0.5 million, respectively. These loans with specific reserves had a recorded investment of $18.0 million and $2.1 million as of September 30, 2017 and December 31, 2016, respectively.

Interest income on nonaccrual loans individually evaluated for impairment is recognized on a cash basis only when Park expects to receive the entire recorded investment of the loan. Interest income on accruing TDRs individually evaluated for impairment continues to be recorded on an accrual basis. The following table presents the average recorded investment and interest income recognized subsequent to impairment on loans individually evaluated for impairment as of and for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(In thousands)	Recorded Investment as of September 30, 2017	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2016	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,848	$28,412	$398	$23,856	$26,679	$194
Commercial real estate	22,995	22,241	192	26,065	27,982	243
Construction real estate:
Commercial	1,460	1,554	18	4,377	5,643	16
Residential real estate:
Commercial	19,298	20,365	46	23,700	24,422	314
Consumer	8	8	—	—	10	—
Total	$73,609	$72,580	$654	$77,998	$84,736	$767

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
(In thousands)	Recorded Investment as of September 30, 2017	Average Recorded Investment	Interest Income Recognized	Recorded Investment as of September 30, 2016	Average Recorded Investment	Interest Income Recognized
Commercial, financial and agricultural	$29,848	$23,770	$738	$23,856	$28,217	$740
Commercial real estate	22,995	22,470	663	26,065	22,108	608
Construction real estate:
Commercial	1,460	1,830	49	4,377	6,244	44
Residential real estate:
Commercial	19,298	20,876	452	23,700	24,618	2,619
Consumer	8	7	—	—	4	—
Total	$73,609	$68,953	$1,902	$77,998	$81,191	$4,011

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016 by class of loan.

	September 30, 2017
(In thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$70	$10,527	$10,597	$1,019,041	$1,029,638
Commercial real estate	82	3,455	3,537	1,156,589	1,160,126
Construction real estate:
Commercial	—	—	—	139,672	139,672
Mortgage	213	—	213	47,525	47,738
Installment	11	48	59	4,161	4,220
Residential real estate:
Commercial	—	1,345	1,345	391,116	392,461
Mortgage	11,305	9,354	20,659	1,116,099	1,136,758
HELOC	400	917	1,317	206,244	207,561
Installment	349	261	610	18,575	19,185
Consumer	10,426	2,333	12,759	1,228,841	1,241,600
Leases	—	—	—	3,384	3,384
Total loans	$22,856	$28,240	$51,096	$5,331,247	$5,382,343
(1) Includes $2.0 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $64.4 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

	December 31, 2016
(in thousands)	Accruing Loans Past Due 30-89 Days	Past Due Nonaccrual Loans and Loans Past Due 90 Days or More and Accruing (1)	Total Past Due	Total Current (2)	Total Recorded Investment
Commercial, financial and agricultural	$371	$4,113	$4,484	$993,693	$998,177
Commercial real estate	355	2,499	2,854	1,157,010	1,159,864
Construction real estate:
Commercial	—	541	541	135,200	135,741
Mortgage	559	—	559	48,246	48,805
Installment	223	64	287	4,633	4,920
Residential real estate:
Commercial	330	3,631	3,961	403,666	407,627
Mortgage	10,854	9,769	20,623	1,150,331	1,170,954
HELOC	970	1,020	1,990	211,304	213,294
Installment	350	319	669	19,272	19,941
Consumer	12,579	2,094	14,673	1,109,562	1,124,235
Leases	—	—	—	3,272	3,272
Total loans	$26,591	$24,050	$50,641	$5,236,189	$5,286,830
(1) Includes $2.1 million of loans past due 90 days or more and accruing. The remaining are past due nonaccrual loans.
(2) Includes $65.9 million of nonaccrual loans which are current in regards to contractual principal and interest payments.

Credit Quality Indicators

Management utilizes past due information as a credit quality indicator across the loan portfolio. Past due information as of September 30, 2017 and December 31, 2016 is included in the tables above. The past due information is the primary credit quality indicator within the following classes of loans: (1) mortgage loans and installment loans in the construction real estate segment; (2) mortgage loans, HELOC and installment loans in the residential real estate segment; and (3) consumer loans. The primary credit indicator for commercial loans is based on an internal grading system that grades commercial loans on a scale from 1 to 8. Credit grades are continuously monitored by the responsible loan officer and adjustments are made when appropriate. A grade of 1 indicates little or no credit risk and a grade of 8 is considered a loss. Commercial loans that are pass-rated (graded an 1 through a 4) are considered to be of acceptable credit risk. Commercial loans graded a 5 (special mention) are considered to be watch list credits and a higher loan loss reserve percentage is allocated to these loans. Loans classified as special mention have potential weaknesses that require management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of Park’s credit position at some future date. Commercial loans graded 6 (substandard), also considered to be watch list credits, are considered to represent higher credit risk and, as a result, a higher loan loss reserve percentage is allocated to these loans. Loans classified as substandard are inadequately protected by the current sound worth and paying capacity of the obligor or the value of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that Park will sustain some loss if the deficiencies are not corrected. Commercial loans that are graded a 7 (doubtful) are shown as nonaccrual and Park generally charges these loans down to their fair value by taking a partial charge-off or recording a specific reserve. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Certain 6-rated loans and all 7-rated loans are placed on nonaccrual status and included within the impaired category. A loan is deemed impaired when management determines the borrower's ability to perform in accordance with the contractual loan agreement is in doubt. Any commercial loan graded an 8 (loss) is completely charged off.

The tables below present the recorded investment by loan grade at September 30, 2017 and December 31, 2016 for all commercial loans:

	September 30, 2017
(In thousands)	5 Rated	6 Rated	Nonaccrual and Accruing Troubled Debt Restructurings	Pass-Rated	Recorded Investment
Commercial, financial and agricultural *	$2,981	$395	$29,878	$996,384	$1,029,638
Commercial real estate *	8,364	—	22,995	1,128,767	1,160,126
Construction real estate:
Commercial	—	114	1,460	138,098	139,672
Residential real estate:
Commercial	395	5	19,298	372,763	392,461
Leases	—	—	—	3,384	3,384
Total commercial loans	$11,740	$514	$73,631	$2,639,396	$2,725,281
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

Certain loans which were modified during the nine-month periods ended September 30, 2017 and September 30, 2016 did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant. Management considers a forbearance period of up to three months or a delay in payment of up to 30 days to be insignificant. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note. Management reviews all accruing TDRs quarterly to ensure payments continue to be made in accordance with the modified terms.

Quarterly, management reviews renewals/modifications of loans previously identified as TDRs to consider if it is appropriate to remove the TDR classification. If the borrower is no longer experiencing financial difficulty and the renewal/modification did not contain a concessionary interest rate or other concessionary terms, management considers the potential removal of the TDR classification. If deemed appropriate, the TDR classification is removed if the borrower has complied with the terms of the loan at the date of the renewal/modification and there was a reasonable expectation that the borrower would continue to comply with the terms of the loan subsequent to the date of the renewal/modification. The majority of these TDRs were originally considered restructurings in a prior year as a result of a renewal/modification with an interest rate that was not commensurate with the risk of the underlying loan at the time of the renewal/modification. There were no TDR classifications removed during the three-month or nine-month periods ended September 30, 2017. The TDR classification was removed on $335,000 of loans during the three-month period ended September 30, 2016 and on $2.0 million of loans during the nine-month period ended September 30, 2016.

At September 30, 2017 and December 31, 2016, there were $42.1 million and $46.9 million, respectively, of TDRs included in the nonaccrual loan totals. At September 30, 2017 and December 31, 2016, $35.6 million and $38.0 million, respectively, of these nonaccrual TDRs were performing in accordance with the terms of the restructured note. As of September 30, 2017 and December 31, 2016, loans with a recorded investment of $19.5 million and $18.2 million, respectively, were included in accruing TDR loan totals. Management will continue to review the restructured loans and may determine it appropriate to move certain nonaccrual TDRs to accrual status in the future.

At September 30, 2017 and December 31, 2016, Park had commitments to lend $0.5 million and $0.7 million, respectively, of additional funds to borrowers whose outstanding loan terms had been modified in a TDR.

There were $0.8 million and $0.2 million of specific reserves related to TDRs at September 30, 2017 and December 31, 2016, respectively. Modifications made in 2016 and 2017 were largely the result of renewals and extending the maturity date of the loan at terms consistent with the original note. These modifications were deemed to be TDRs primarily due to Park’s conclusion that the borrower would likely not have qualified for similar terms through another lender. Many of the modifications deemed to be TDRs were previously identified as impaired loans, and thus were also previously evaluated for impairment under Accounting Standards Codification (ASC) 310.  There were no specific reserves recorded during the three-month periods ended September 30, 2017 and September 30, 2016 as a result of TDRs identified in the respective period. Additional specific reserves of $290,000 and $975,000 were recorded during the nine-month periods ended September 30, 2017 and September 30, 2016, respectively, as a result of TDRs identified in the respective period.

The terms of certain other loans were modified during the three-month and nine-month periods ended September 30, 2017 and September 30, 2016 that did not meet the definition of a TDR. Substandard commercial loans modified during the three-month and nine-month periods ended September 30, 2017 which did not meet the definition of a TDR had a total recorded investment of $918,000 and $1.0 million, respectively. Substandard commercial loans with a recorded investment of $425,000 and $437,000 were modified during the three-month and nine-month periods ended September 30, 2016 and did not meet the definition of a TDR. The renewal/modification of these loans: (1) resulted in a delay in a payment that was considered to be insignificant, or (2) resulted in Park obtaining additional collateral or guarantees that improved the likelihood of the ultimate collection of the loans such that each modification was deemed to be at market terms. Consumer loans modified during the three-month and nine-month periods ended September 30, 2017 which did not meet the definition of a TDR had a total recorded investment of $3.1 million and $6.7 million, respectively. Consumer loans with a recorded investment of $1.3 million and $5.1 million were modified during the three-month and nine-month periods ended September 30, 2016 and did not meet the definition of a TDR. Many of these loans were to borrowers who were not experiencing financial difficulties but who were looking to reduce their cost of funds.

The following tables detail the number of contracts modified as TDRs during the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, as well as the recorded investment of these contracts at September 30, 2017 and September 30, 2016. The recorded investment pre- and post-modification is generally the same due to the fact that Park does not typically provide for forgiveness of principal.

	Three Months Ended September 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	14	$400	$1,015	$1,415
Commercial real estate	3	974	481	1,455
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	10	144	354	498
Mortgage	5	211	206	417
HELOC	4	123	45	168
Installment	4	110	41	151
Consumer	99	99	735	834
Total loans	139	$2,061	$2,877	$4,938

	Three Months Ended September 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	12	$152	$6,451	$6,603
Commercial real estate	6	—	1,777	1,777
Construction real estate:
Commercial	1	—	947	947
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	4	—	225	225
Mortgage	14	—	1,173	1,173
HELOC	2	—	91	91
Installment	2	33	4	37
Consumer	74	61	1,508	1,569
Total loans	115	$246	$12,176	$12,422

Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2017, $0.5 million were on nonaccrual status as of December 31, 2016. Of those loans which were modified and determined to be a TDR during the three-month period ended September 30, 2016, $7.6 million were on nonaccrual status as of December 31, 2015.

	Nine Months Ended September 30, 2017
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	25	$400	$3,769	$4,169
Commercial real estate	9	1,525	795	2,320
Construction real estate:
Commercial	—	—	—	—
Mortgage	1	—	8	8
Installment	—	—	—	—
Residential real estate:
Commercial	15	144	558	702
Mortgage	24	746	923	1,669
HELOC	16	478	51	529
Installment	7	175	41	216
Consumer	228	140	1,012	1,152
Total loans	325	$3,608	$7,157	$10,765

	Nine Months Ended September 30, 2016
(In thousands)	Number of Contracts	Accruing	Nonaccrual	Total Recorded Investment
Commercial, financial and agricultural	29	$102	$7,242	$7,344
Commercial real estate	10	2,812	2,306	5,118
Construction real estate:
Commercial	2	—	1,144	1,144
Mortgage	—	—	—	—
Installment	1	—	9	9
Residential real estate:
Commercial	7	—	918	918
Mortgage	23	96	1,713	1,809
HELOC	10	17	184	201
Installment	4	72	7	79
Consumer	223	115	2,042	2,157
Total loans	309	$3,214	$15,565	$18,779

Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2017, $3.0 million were on nonaccrual status as of December 31, 2016. Of those loans which were modified and determined to be a TDR during the nine-month period ended September 30, 2016, $8.5 million were on nonaccrual status as of December 31, 2015.

The following tables present the recorded investment in financing receivables which were modified as TDRs within the previous 12 months and for which there was a payment default during the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, respectively. For these tables, a loan is considered to be in default when it becomes 30 days contractually past due under the modified terms. The additional allowance for loan loss resulting from the defaults on TDR loans was immaterial.

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$20	5	$129
Commercial real estate	1	72	4	808
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	17	3	679
Mortgage	6	427	13	1,687
HELOC	2	27	—	—
Installment	—	—	2	7
Consumer	33	262	53	559
Leases	—	—	—	—
Total loans	44	$825	80	$3,869

Of the $0.8 million in modified TDRs which defaulted during the three months ended September 30, 2017, there were no accruing loans. Of the $3.9 million in modified TDRs which defaulted during the three months ended September 30, 2016, $14,000 were accruing loans and $3.9 million were nonaccrual loans.

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In thousands)	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial, financial and agricultural	1	$20	5	$129
Commercial real estate	2	248	4	808
Construction real estate:
Commercial	—	—	—	—
Mortgage	—	—	—	—
Installment	—	—	—	—
Residential real estate:
Commercial	1	17	4	709
Mortgage	6	426	13	1,687
HELOC	3	32	—	—
Installment	—	—	2	7
Consumer	45	345	60	611
Leases	—	—	—	—
Total loans	58	$1,088	88	$3,951

Of the $1.1 million in modified TDRs which defaulted during the nine months ended September 30, 2017, $2,000 were accruing loans and $1.1 million were nonaccrual loans. Of the $4.0 million in modified TDRs which defaulted during the nine months ended September 30, 2016, $14,000 were accruing loans and $3.9 million were nonaccrual loans.

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
The activity in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016 is summarized in the following tables.

	Three Months Ended September 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,746	$10,451	$4,677	$10,319	$11,629	$—	$53,822
Charge-offs	626	628	78	217	2,828	—	4,377
Recoveries	115	13	303	1,061	1,011	1	2,504
Net charge-offs/(recoveries)	511	615	(225)	(844)	1,817	(1)	1,873
Provision/(recovery)	1,742	336	499	(1,078)	1,785	(1)	3,283
Ending balance	$17,977	$10,172	$5,401	$10,085	$11,597	$—	$55,232

	Three Months Ended September 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$16,478	$9,203	$8,256	$13,180	$11,581	$1	$58,699
Charge-offs	457	4	1,300	293	2,086	—	4,140
Recoveries	246	973	3,659	348	1,142	1	6,369
Net charge-offs/(recoveries)	211	(969)	(2,359)	(55)	944	(1)	(2,229)
Provision/(recovery)	3	401	(5,257)	(1,907)	(604)	(2)	(7,366)
Ending balance	$16,270	$10,573	$5,358	$11,328	$10,033	$—	$53,562

	Nine Months Ended September 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624
Charge-offs	1,283	1,050	105	987	7,706	—	11,131
Recoveries	647	368	686	1,688	3,609	1	6,999
Net charge-offs/(recoveries)	636	682	(581)	(701)	4,097	(1)	4,132
Provision/(recovery)	5,179	422	(427)	(1,574)	5,141	(1)	8,740
Ending balance	$17,977	$10,172	$5,401	$10,085	$11,597	$—	$55,232

	Nine Months Ended September 30, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Beginning balance	$13,694	$9,197	$8,564	$13,514	$11,524	$1	$56,494
Charge-offs	1,601	82	1,318	1,776	7,183	—	11,960
Recoveries	889	3,005	4,708	1,226	3,017	2	12,847
Net charge-offs/(recoveries)	712	(2,923)	(3,390)	550	4,166	(2)	(887)
Provision/(recovery)	3,288	(1,547)	(6,596)	(1,636)	2,675	(3)	(3,819)
Ending balance	$16,270	$10,573	$5,358	$11,328	$10,033	$—	$53,562

Loans collectively evaluated for impairment in the following tables include all performing loans at September 30, 2017 and December 31, 2016, as well as nonperforming loans internally classified as consumer loans. Nonperforming consumer loans are not typically individually evaluated for impairment, but receive a portion of the statistical allocation of the allowance for loan losses. Loans individually evaluated for impairment include all impaired loans internally classified as commercial loans at September 30, 2017 and December 31, 2016, which are evaluated for impairment in accordance with U.S. GAAP (see Note 1 of the Notes to Consolidated Financial Statements included in Park’s 2016 Annual Report).

The composition of the allowance for loan losses at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$4,761	$320	$—	$13	$8	$—	$5,102
Collectively evaluated for impairment	13,216	9,852	5,401	10,072	11,589	—	50,130
Total ending allowance balance	$17,977	$10,172	$5,401	$10,085	$11,597	$—	$55,232

Loan balance:
Loans individually evaluated for impairment	$29,844	$22,943	$1,458	$19,297	$8	$—	$73,550
Loans collectively evaluated for impairment	995,213	1,132,719	189,590	1,733,290	1,238,183	3,332	5,292,327
Total ending loan balance	$1,025,057	$1,155,662	$191,048	$1,752,587	$1,238,191	$3,332	$5,365,877

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	15.95%	1.39%	—%	0.07%	—%	—%	6.94%
Loans collectively evaluated for impairment	1.33%	0.87%	2.85%	0.58%	0.94%	—%	0.95%
Total	1.75%	0.88%	2.83%	0.58%	0.94%	—%	1.03%

Recorded investment:
Loans individually evaluated for impairment	$29,848	$22,995	$1,460	$19,298	$8	$—	$73,609
Loans collectively evaluated for impairment	999,790	1,137,131	190,170	1,736,667	1,241,592	3,384	5,308,734
Total ending recorded investment	$1,029,638	$1,160,126	$191,630	$1,755,965	$1,241,600	$3,384	$5,382,343

	December 31, 2016
(In thousands)	Commercial, financial and agricultural	Commercial real estate	Construction real estate	Residential real estate	Consumer	Leases	Total
Allowance for loan losses:
Ending allowance balance attributed to loans:
Individually evaluated for impairment	$152	$309	$—	$87	$—	$—	$548
Collectively evaluated for impairment	13,282	10,123	5,247	10,871	10,553	—	50,076
Total ending allowance balance	$13,434	$10,432	$5,247	$10,958	$10,553	$—	$50,624

Loan balance:
Loans individually evaluated for impairment	$20,622	$24,465	$2,226	$23,102	$—	$—	$70,415
Loans collectively evaluated for impairment	973,997	1,131,238	186,719	1,785,395	1,120,850	3,243	5,201,442
Total ending loan balance	$994,619	$1,155,703	$188,945	$1,808,497	$1,120,850	$3,243	$5,271,857

Allowance for loan losses as a percentage of loan balance:
Loans individually evaluated for impairment	0.74%	1.26%	—%	0.38%	—%	—%	0.78%
Loans collectively evaluated for impairment	1.36%	0.89%	2.81%	0.61%	0.94%	—%	0.96%
Total	1.35%	0.90%	2.78%	0.61%	0.94%	—%	0.96%

Recorded investment:
Loans individually evaluated for impairment	$20,624	$24,474	$2,226	$23,102	$—	$—	$70,426
Loans collectively evaluated for impairment	977,553	1,135,390	187,240	1,788,714	1,124,235	3,272	5,216,404
Total ending recorded investment	$998,177	$1,159,864	$189,466	$1,811,816	$1,124,235	$3,272	$5,286,830

Note 5 – Other Real Estate Owned ("OREO")

Park typically transfers a loan to OREO at the time that Park takes deed/title to the asset. The carrying amounts of foreclosed properties held at September 30, 2017 and December 31, 2016 are listed below, as well as the recorded investment of loans secured by residential real estate properties for which formal foreclosure proceedings were in process at those dates.

(in thousands)	September 30, 2017	December 31, 2016
OREO:
Commercial real estate	$8,049	$7,642
Construction real estate	4,861	4,624
Residential real estate	1,456	1,660
Total OREO	$14,366	$13,926

Loans in process of foreclosure:
Residential real estate	$3,288	$3,250

Note 6 – Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per common share data)	2017	2016	2017	2016
Numerator:
Net income	$22,112	$27,449	$61,411	$66,133
Denominator:
Weighted-average common shares outstanding	15,287,974	15,330,791	15,299,039	15,330,802
Effect of dilutive performance-based restricted stock units	63,616	68,916	95,160	71,023
Weighted-average common shares outstanding adjusted for the effect of dilutive performance-based restricted stock units	15,351,590	15,399,707	15,394,199	15,401,825
Earnings per common share:
Basic earnings per common share	$1.45	$1.79	$4.01	$4.31
Diluted earnings per common share	$1.44	$1.78	$3.99	$4.29

Park awarded 45,788 and 41,550 performance-based restricted stock units ("PBRSUs") to certain employees during the nine months ended September 30, 2017 and 2016, respectively. No PBRSUs were awarded during the three months ended September 30, 2017 and 2016. As of September 30, 2017, 119,587 PBRSUs were outstanding. The PBRSUs vest based on service and performance conditions. The dilutive effect of the outstanding PBRSUs was the addition of 63,616 and 68,916 common shares for the three months ended September 30, 2017 and 2016, respectively, and 95,160 and 71,023 common shares for the nine months ended September 30, 2017 and 2016, respectively.

Park repurchased 20,000 and 70,000 common shares during the three months and nine months ended September 30, 2017, respectively, to fund the PBRSUs and common shares awarded to directors of Park and to directors of Park's subsidiary PNB (and its divisions). Park did not repurchase any common shares during the three or nine months ended September 30, 2016.

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

	Operating Results for the three months ended September 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$59,415	$1,455	$401	$280	$61,551
Provision for (recovery of) loan losses	3,820	609	(1,146)	—	3,283
Other income	20,367	18	411	1,293	22,089
Other expense	45,987	734	996	2,094	49,811
Income (loss) before income taxes	$29,975	$130	$962	$(521)	$30,546
Federal income tax expense (benefit)	8,678	46	336	(626)	8,434
Net income	$21,297	$84	$626	$105	$22,112

Assets (as of September 30, 2017)	$7,788,248	$33,260	$25,377	$15,810	$7,862,695

	Operating Results for the three months ended September 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$57,033	$1,472	$8	$20	$58,533
Recovery of loan losses	(3,345)	(313)	(3,708)	—	(7,366)
Other income (loss)	19,279	(1)	1,126	131	20,535
Other expense	42,327	800	1,789	1,840	46,756
Income (loss) before income taxes	$37,330	$984	$3,053	$(1,689)	$39,678
Federal income tax expense (benefit)	11,839	344	1,070	(1,024)	12,229
Net income (loss)	$25,491	$640	$1,983	$(665)	$27,449

Assets (as of September 30, 2016)	$7,287,923	$32,759	$36,938	$6,472	$7,364,092

	Operating Results for the nine months ended September 30, 2017
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income	$174,717	$4,424	$884	$256	$180,281
Provision for (recovery of) loan losses	9,114	1,419	(1,793)	—	8,740
Other income	57,257	10	390	1,190	58,847
Other expense	133,667	2,295	3,010	6,407	145,379
Income (loss) before income taxes	$89,193	$720	$57	$(4,961)	$85,009
Federal income tax expense (benefit)	26,247	252	20	(2,921)	23,598
Net income (loss)	$62,946	$468	$37	$(2,040)	$61,411

	Operating Results for the nine months ended September 30, 2016
(In thousands)	PNB	GFSC	SEPH	All Other	Total
Net interest income (expense)	$170,194	$4,416	$1,240	$(13)	$175,837
(Recovery of) provision for loan losses	(450)	1,658	(5,027)	—	(3,819)
Other income (loss)	55,010	(1)	1,272	379	56,660
Other expense	126,418	3,632	4,525	7,386	141,961
Income (loss) before income taxes	$99,236	$(875)	$3,014	$(7,020)	$94,355
Federal income tax expense (benefit)	30,923	(305)	1,056	(3,452)	28,222
Net income (loss)	$68,313	$(570)	$1,958	$(3,568)	$66,133

The operating results of the Parent Company in the “All Other” column are used to reconcile the segment totals to the consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2017 and 2016. The reconciling amounts for consolidated total assets for the periods ended September 30, 2017 and 2016 consisted of the elimination of intersegment borrowings and the assets of the Parent Company which were not eliminated.

Note 8 – Loans Held For Sale

Mortgage loans held for sale are carried at their fair value. At September 30, 2017 and December 31, 2016, respectively, Park had approximately $11.4 million and $10.4 million in mortgage loans held for sale. These amounts are included in loans on the consolidated condensed balance sheets and in the residential real estate loan segments in Note 3 and Note 4. The contractual balance was $11.2 million and $10.3 million at September 30, 2017 and December 31, 2016, respectively. The gain expected upon sale was $153,000 and $131,000 at September 30, 2017 and December 31, 2016, respectively. None of these loans were 90 days or more past due or on nonaccrual status as of September 30, 2017 or December 31, 2016.

Note 9 – Investment Securities

The amortized cost and fair value of investment securities are shown in the following tables. Management performs a quarterly evaluation of investment securities for any other-than-temporary impairment. For the three-month and nine-month periods ended September 30, 2017 and 2016, there were no investment securities deemed to be other-than-temporarily impaired.

Investment securities at September 30, 2017, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$1,159	$268,841
U.S. Government sponsored entities' asset-backed securities	892,784	6,329	5,408	893,705
Other equity securities	1,109	2,907	—	4,016
Total	$1,163,893	$9,236	$6,567	$1,166,562

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
U.S. Government sponsored entities' asset-backed securities	$58,947	$1,003	$15	$59,935
Obligations of states and political subdivisions	283,718	5,080	$1,623	287,175
Total	$342,665	$6,083	$1,638	$347,110

Investment securities with unrealized/unrecognized losses at September 30, 2017, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$24,967	$33	$243,874	$1,126	$268,841	$1,159
U.S. Government sponsored entities' asset-backed securities	519,984	4,815	$63,505	593	$583,489	5,408
Total	$544,951	$4,848	$307,379	$1,719	$852,330	$6,567
Securities Held-to-Maturity
U.S. Government sponsored entities' asset-backed securities	$—	$—	$7,423	$15	$7,423	$15
Obligations of states and political subdivisions	97,120	$1,247	12,983	376	$110,103	1,623
Total	$97,120	$1,247	$20,406	$391	$117,526	$1,638

Investment securities at December 31, 2016, were as follows:

Securities Available-for-Sale (In thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$270,000	$—	$2,467	$267,533
U.S. Government sponsored entities' asset-backed securities	991,642	5,372	9,842	987,172
Other equity securities	1,119	2,315	—	3,434
Total	$1,262,761	$7,687	$12,309	$1,258,139

Securities Held-to-Maturity (In thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Estimated Fair Value
Obligations of states and political subdivision	$188,622	$977	$5,148	$184,451
U.S. Government sponsored entities' asset-backed securities	71,211	1,097	87	72,221
Total	$259,833	$2,074	$5,235	$256,672

Investment securities with unrealized/unrecognized losses at December 31, 2016, were as follows:

	Unrealized/unrecognized loss position for less than 12 months		Unrealized/unrecognized loss position for 12 months or longer		Total
(In thousands)	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses	Fair value	Unrealized/unrecognized losses
Securities Available-for-Sale
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$247,695	$2,305	$19,838	$162	$267,533	$2,467
U.S. Government sponsored entities' asset-backed securities	612,321	9,473	27,325	369	639,646	9,842
Total	$860,016	$11,778	$47,163	$531	$907,179	$12,309
Securities Held-to-Maturity
Obligations of states and political subdivision	$134,909	$5,148	$—	$—	$134,909	$5,148
U.S. Government sponsored entities' asset-backed securities	—	—	7,564	87	7,564	87
Total	$134,909	$5,148	$7,564	$87	$142,473	$5,235

Management does not believe any of the unrealized/unrecognized losses at September 30, 2017 or December 31, 2016 represented other-than-temporary impairment. Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized within net income in the period the other-than-temporary impairment is identified.

Park’s U.S. Government sponsored entities' asset-backed securities consist of 15-year residential mortgage-backed securities and collateralized mortgage obligations.

The amortized cost and estimated fair value of investments in debt securities at September 30, 2017, are shown in the following table by contractual maturity, except for asset-backed securities, which are shown as a single total, due to the unpredictability of the timing of principal repayments.

Securities Available-for-Sale (In thousands)	Amortized cost	Fair value	Tax equivalent yield
Obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations:
Due less than one year	$75,000	$74,930	1.02%
Due one through five years	195,000	193,911	1.25%
Total	$270,000	$268,841	1.18%

U.S. Government sponsored entities' asset-backed securities	$892,784	$893,705	2.09%

Securities Held-to-Maturity (In thousands)	Amortized cost	Fair value	Tax equivalent yield (1)
Obligations of state and political subdivisions:
Due over ten years	$283,718	$287,175	4.47%
Total (1)	$283,718	$287,175	4.47%

U.S. Government sponsored entities' asset-backed securities	$58,947	$59,935	3.20%
(1) The tax equivalent yield for obligations of state and political subdivisions includes the effects of a taxable equivalent adjustment using a 35% rate. The aggregate taxable equivalent adjustment was $2.7 million for the nine months ended September 30, 2017.

All of Park’s securities shown in the table above as obligations of U.S. Treasury and other U.S. Government sponsored entities' obligations are callable notes. These callable notes have final maturities of 0.1 years to 2.7 years. Of the $268.8 million reported at September 30, 2017, none were expected to be called. The remaining average life of the entire investment portfolio is estimated to be 4.3 years.

There were no sales of investment securities during the three-month or nine-month periods ended September 30, 2017 or 2016.

Investment securities having an amortized cost of $933 million and $937 million at September 30, 2017 and December 31, 2016, respectively, were pledged to collateralize government and trust department deposits in accordance with federal and state requirements, to secure repurchase agreements sold and as collateral for FHLB advance borrowings.

Note 10 – Other Investment Securities

Other investment securities consist of stock investments in the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank ("FRB") and other equities carried at cost. The FHLB and FRB restricted stock investments are carried at their redemption value.

	September 30, 2017	December 31, 2016
(In thousands)
FHLB stock	$50,086	$50,086
FRB stock	8,225	8,225
Other equity investments carried at cost	3,500	3,500
Total other investment securities	$61,811	$61,811

Note 11 - Share-Based Compensation

The Park National Corporation 2013 Long-Term Incentive Plan (the "2013 Incentive Plan") was adopted by the Board of Directors of Park on January 28, 2013 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 22, 2013. The 2013 Incentive Plan made equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted common shares (“Restricted Stock”), restricted stock unit awards that may be settled in common shares, cash or a combination of the two (“Restricted Stock Units”), unrestricted common shares (“Other Stock-Based Awards”) and cash-based awards. Under the 2013 Incentive Plan, 600,000 common shares were authorized to be delivered in connection with grants under the 2013 Incentive Plan. The common shares to be delivered under the 2013 Incentive Plan are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. As of September 30, 2017, there were 119,587 common shares subject to performance-based restricted stock units (“PBRSUs”) issued under the 2013 Incentive Plan.

The Park National Corporation 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Employees LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of incentive stock options, nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards and cash-based awards. Under the 2017 Employees LTIP, 750,000 common shares are authorized to be delivered in connection with grants under the 2017 Employees LTIP. The common shares to be delivered under the 2017 Employees LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2017, 750,000 common shares were available for future grants under the 2017 Employee LTIP.

The Park National Corporation 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") was adopted by the Board of Directors of Park on January 23, 2017 and was approved by Park's shareholders at the Annual Meeting of Shareholders on April 24, 2017. The 2017 Non-Employee Directors LTIP makes equity-based awards and cash-based awards available for grant to participants in the form of nonqualified stock options, SARs, Restricted Stock, Restricted Stock Units, Other Stock-Based Awards, and cash-based awards. Under the 2017 Non-Employee Directors LTIP, 150,000 common shares are authorized to be delivered in connection with grants under the 2017 Non-Employee Directors LTIP. The common shares to be delivered under the 2017 Non-Employee Directors LTIP are to consist of either common shares currently held or common shares subsequently acquired by Park as treasury shares, including common shares purchased in the open market or in private transactions. At September 30, 2017, 150,000 common shares were available for future grants under the 2017 Non-Employee Director LTIP.

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

During the nine months ended September 30, 2017 and 2016, the Compensation Committee of the Board of Directors of Park granted awards of PBRSUs, under the 2013 Incentive Plan, covering an aggregate of 45,788 and 41,550 common shares, respectively, to certain employees of Park and its subsidiaries. No PBRSUs were granted during the three months ended September 30, 2017 and 2016. The number of PBRSUs earned or settled will depend on the level of achievement with respect to certain performance criteria and are also subject to subsequent service-based vesting.

A summary of changes in the common shares subject to nonvested PBRSUs for the nine months ended September 30, 2017 follows:

Common shares subject to PBRSUs
Nonvested at January 1, 2017	85,425
Granted	45,788
Vested	9,674
Forfeited	150
Adjustment for performance conditions of PBRSUs (1)	(1,802)
Nonvested at September 30, 2017	119,587
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

Share-based compensation expense of $727,000 and $398,000 was recognized for the three-month periods ended September 30, 2017 and 2016, respectively, and $2.1 million and $1.2 million for the nine-month periods ended September 30, 2017 and 2016, respectively.

The following table details expected additional share-based compensation expense related to PBRSUs currently outstanding:

(In thousands)
Three months ending December 31, 2017	$711
2018	2,509
2019	1,867
2020	845
2021	141
Total	$6,073

Note 12 – Pension Plan

Park has a noncontributory defined benefit pension plan covering substantially all of its employees. The plan provides benefits based on an employee’s years of service and compensation.

There were no pension plan contributions for the three-month or nine-month periods ended September 30, 2017 and 2016.

The following table shows the components of net periodic benefit income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Service cost	$1,317	$1,264	$3,951	$3,792
Interest cost	1,271	1,217	3,813	3,651
Expected return on plan assets	(2,863)	(2,737)	(8,589)	(8,211)
Amortization of prior service cost	—	—	—	—
Recognized net actuarial loss	144	193	432	579
Net periodic benefit income	$(131)	$(63)	$(393)	$(189)

Note 13 – Loan Servicing

Park serviced sold mortgage loans of $1.36 billion at September 30, 2017, $1.33 billion at December 31, 2016 and $1.31 billion at September 30, 2016. At September 30, 2017, $3.2 million of the sold mortgage loans were sold with recourse, compared to $4.1 million at December 31, 2016 and $4.3 million at September 30, 2016. Management closely monitors the delinquency rates on the mortgage loans sold with recourse. At both September 30, 2017 and December 31, 2016, management had established reserves of $266,000 to account for expected losses on loan repurchases.

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

Activity for MSRs and the related valuation allowance follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Mortgage servicing rights:
Carrying amount, net, beginning of period	$9,476	$8,880	$9,266	$9,008
Additions	559	747	1,434	1,618
Amortization	(448)	(522)	(1,213)	(1,312)
Changes in valuation allowance	(108)	(360)	(8)	(569)
Carrying amount, net, end of period	$9,479	$8,745	$9,479	$8,745

Valuation allowance:
Beginning of period	$635	$751	$735	$542
Changes in valuation allowance	108	360	8	569
End of period	$743	$1,111	$743	$1,111

Servicing fees included in other service income were $0.8 million for the three months ended September 30, 2017 and $0.9 million for the same period of 2016. Servicing fees included in other service income were $2.6 million for the nine months ended September 30, 2017 and $2.5 million for the same period of 2016.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

The following table presents assets and liabilities measured at fair value on a recurring basis:

Fair Value Measurements at September 30, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2017
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$268,841	$—	$268,841
U.S. Government sponsored entities’ asset-backed securities	—	893,705	—	893,705
Equity securities	3,521	—	495	4,016
Mortgage loans held for sale	—	11,396	—	11,396
Mortgage IRLCs	—	98	—	98

Liabilities
Fair value swap	$—	$—	$226	$226

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Assets
Investment securities:
Obligations of U.S. Treasury and other U.S. Government sponsored entities	$—	$267,533	$—	$267,533
U.S. Government sponsored entities’ asset-backed securities	—	987,172	—	987,172
Equity securities	2,644	—	790	3,434
Mortgage loans held for sale	—	10,413	—	10,413
Mortgage IRLCs	—	124	—	124

Liabilities
Fair value swap	$—	$—	$226	$226

There were no transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2017 or 2016. Management’s policy is to transfer assets or liabilities from one level to another when the methodology to obtain the fair value changes such that there are more or fewer unobservable inputs as of the end of the reporting period.

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

The tables below are a reconciliation of the beginning and ending balances of the Level 3 inputs for the three and nine months ended September 30, 2017 and 2016, for financial instruments measured on a recurring basis and classified as Level 3:

Level 3 Fair Value Measurements
Three months ended September 30, 2017 and 2016

(In thousands)	Equity Securities	Fair value swap
Balance at July 1, 2017	$458	$(226)
Total gains/(losses)
Included in other comprehensive income	37	—
Balance at September 30, 2017	$495	$(226)

Balance at July 1, 2016	$821	$(226)
Total gains/(losses)
Included in other comprehensive income	(42)	—
Balance at September 30, 2016	$779	$(226)

Level 3 Fair Value Measurements
Nine months ended September 30, 2017 and 2016

(In thousands)	Equity Securities	Fair value swap
Balance at January 1, 2017	$790	$(226)
Total gains/(losses)
Transfers out of Level 3 (1)	(346)	—
Included in other comprehensive income	51	—
Balance at September 30, 2017	$495	$(226)

Balance at January 1, 2016	$769	$(226)
Total gains/(losses)
Included in other comprehensive income	10	—
Balance at September 30, 2016	$779	$(226)
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

Fair Value Measurements at September 30, 2017 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2017
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$6,147	$6,147
Construction real estate	—	—	127	127
Residential real estate	—	—	863	863
Total impaired loans recorded at fair value	$—	$—	$7,137	$7,137

Mortgage servicing rights	$—	$7,110	$—	$7,110

OREO:
Commercial real estate	—	—	2,457	2,457
Construction real estate	—	—	3,212	3,212
Residential real estate	—	—	1,093	1,093
Total OREO recorded at fair value	$—	$—	$6,762	$6,762

Fair Value Measurements at December 31, 2016 using:
(In thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2016
Impaired loans recorded at fair value:
Commercial real estate	$—	$—	$3,057	$3,057
Construction real estate	—	—	541	541
Residential real estate	—	—	2,385	2,385
Total impaired loans recorded at fair value	$—	$—	$5,983	$5,983

Mortgage servicing rights	$—	$6,769	$—	$6,769

OREO:
Commercial real estate	—	—	2,644	2,644
Construction real estate	—	—	3,322	3,322
Residential real estate	—	—	931	931
Total OREO recorded at fair value	$—	$—	$6,897	$6,897

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

	September 30, 2017
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$7,470	$2,822	$333	$7,137
Remaining impaired loans	66,139	7,124	4,769	61,370
Total impaired loans	$73,609	$9,946	$5,102	$68,507

	December 31, 2016
(In thousands)	Recorded Investment	Prior Charge-Offs	Specific Valuation Allowance	Carrying Balance
Impaired loans recorded at fair value	$6,379	$3,681	$396	$5,983
Remaining impaired loans	64,047	21,262	152	63,895
Total impaired loans	$70,426	$24,943	$548	$69,878

The (expense) income from credit adjustments related to impaired loans carried at fair value during the three months ended September 30, 2017 and 2016 was $(0.7) million and $2.9 million, respectively. The (expense) income from credit adjustments related to impaired loans carried at fair value during the nine months ended September 30, 2017 and 2016 was $(1.2) million and $1.9 million, respectively.

MSRs totaled $9.5 million at September 30, 2017. Of this $9.5 million MSR carrying balance, $7.1 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.4 million was recorded at cost, as the fair value of the MSRs exceeded cost at September 30, 2017. At December 31, 2016, MSRs totaled $9.3 million. Of this $9.3 million MSR carrying balance, $6.8 million was recorded at fair value and included a valuation allowance of $0.7 million. The remaining $2.5 million was recorded at cost, as the fair value exceeded cost at December 31, 2016. The expense related to MSRs carried at fair value during the three months ended September 30, 2017 and 2016 was $108,000 and $360,000, respectively. The expense related to MSRs carried at fair value during the nine months ended September 30, 2017 and 2016 was $8,000 and $569,000, respectively.

Total OREO held by Park at September 30, 2017 and December 31, 2016 was $14.4 million and $13.9 million, respectively. Approximately 47% and 50% of OREO held by Park at September 30, 2017 and December 31, 2016, respectively, was carried at fair value due to fair value adjustments made subsequent to the initial OREO measurement. At September 30, 2017 and December 31, 2016, OREO held at fair value, less estimated selling costs, amounted to $6.8 million and $6.9 million, respectively. The net expense related to OREO fair value adjustments was $22,000 and $233,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The net expense related to OREO fair value adjustments was $367,000 and $572,000 for the nine-month periods ended September 30, 2017 and 2016, respectively.

The following tables present qualitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016:

September 30, 2017
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$6,147	Sales comparison approach	Adj to comparables	0.0% - 102.0% (40.1%)
		Income approach	Capitalization rate	8.8% - 12.5% (9.4%)
		Cost approach	Accumulated depreciation	90.1% (90.1%)

Construction real estate	$127	Sales comparison approach	Adj to comparables	0.0% - 4.8% (2.4%)

Residential real estate	$863	Sales comparison approach	Adj to comparables	0.1% - 33.0% (11.7%)
		Income approach	Capitalization rate	10.5% (10.5%)

Other real estate owned:
Commercial real estate	$2,457	Sales comparison approach	Adj to comparables	0.0% - 68.4% (28.9%)
		Income approach	Capitalization rate	12.0% - 13.0% (12.9%)

Construction real estate	$3,212	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.4%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$1,093	Sales comparison approach	Adj to comparables	1.2% - 79.7% (30.8%)

Balance at December 31, 2016
(In thousands)	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial real estate	$3,057	Sales comparison approach	Adj to comparables	0.0% - 90.0% (20.2%)
		Income approach	Capitalization rate	9.0% - 10.6% (10.1%)
		Cost approach	Accumulated depreciation	17.0% - 18.0% (17.8%)

Construction real estate	$541	Sales comparison approach	Adj to comparables	0.0% - 11.1% (1.6%)
		Bulk sale approach	Discount rate	10.0% (10.0%)

Residential real estate	$2,385	Sales comparison approach	Adj to comparables	0.3% - 110.0% (17.0%)
		Income approach	Capitalization rate	10.0% (10.0%)

Other real estate owned:
Commercial real estate	$2,644	Sales comparison approach	Adj to comparables	0.0% - 68.4% (26.5%)
		Income approach	Capitalization rate	13.0% - 14.0% (13.1%)

Construction real estate	$3,322	Sales comparison approach	Adj to comparables	0.0% - 90.0% (24.7%)
		Bulk sale approach	Discount rate	15.0% (15.0%)

Residential real estate	$931	Sales comparison approach	Adj to comparables	3.2% - 79.7% (30.6%)

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

Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans are estimated using discounted cash flow analyses, based upon interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value do not necessarily represent what the exit price would be.

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

The fair value of financial instruments at September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017
		Fair Value Measurements
(In thousands)	Carrying value	Level 1	Level 2	Level 3	Total fair value
Financial assets:
Cash and money market instruments	$450,352	$450,352	$—	$—	$450,352
Investment securities (1)	1,509,227	3,521	1,509,656	495	1,513,672
Accrued interest receivable - securities	4,780	—	4,780	—	4,780
Accrued interest receivable - loans	16,466	—	—	16,466	16,466

Loans held for sale	11,396	—	11,396	—	11,396
Mortgage IRLCs	98	—	98	—	98
Impaired loans carried at fair value	7,137	—	—	7,137	7,137
Other loans, net	5,292,014	—	—	5,269,250	5,269,250
Loans receivable, net	$5,310,645	$—	$11,494	$5,276,387	$5,287,881

Financial liabilities:
Noninterest bearing checking accounts	$1,568,177	$1,568,177	$—	$—	$1,568,177
Interest bearing transactions accounts	1,374,401	1,374,401	—	—	1,374,401
Savings accounts	1,969,887	1,969,887	—	—	1,969,887
Time deposits	1,056,570	—	1,058,886	—	1,058,886
Other	5,287	5,287	—	—	5,287
Total deposits	$5,974,322	$4,917,752	$1,058,886	$—	$5,976,638

Short-term borrowings	$192,896	$—	$192,896	$—	$192,896
Long-term debt	848,992	—	859,473	—	859,473
Subordinated notes	15,000	—	12,738	—	12,738
Accrued interest payable – deposits	1,142	63	1,079	—	1,142
Accrued interest payable – debt/borrowings	1,140	2	1,438	—	1,440

Derivative financial instruments:
Fair value swap	$226	$—	$—	$226	$226
(1) Investment securities excludes the category "Other investment securities." This category consists of FHLB and FRB stock carried at their respective redemption values as it is not practical to calculate their fair values. Additional investments within "Other investment securities" are carried at their cost basis as these investments do not have a readily determinable fair value and Park does not have the ability to influence the operating or financial decisions of the investee.

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
(1) Investment securities excludes the category "Other investment securities." This category consists of FHLB and FRB stock carried at their respective redemption values as it is not practical to calculate their fair values. Additional investments within "Other investment securities" are carried at their cost basis as these investments do not have a readily determinable fair value and Park does not have the ability to influence the operating or financial decisions of the investee.

Note 15 – Other Comprehensive Income

Other comprehensive income components, net of tax, are shown in the following table for the three-month and nine-month periods ended September 30, 2017 and 2016:

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains (losses) on available for sale securities	Total
Beginning balance at July 1, 2017	$(14,740)	$1,028	$(13,712)
Other comprehensive income before reclassifications	—	707	707
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	707	707
Ending balance at September 30, 2017	$(14,740)	$1,735	$(13,005)

Beginning balance at July 1, 2016	$(15,351)	$15,740	$389
Other comprehensive loss before reclassifications	—	(2,182)	(2,182)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive loss	—	(2,182)	(2,182)
Ending balance at September 30, 2016	$(15,351)	$13,558	$(1,793)

(in thousands)	Changes in pension plan assets and benefit obligations	Unrealized gains (losses) on available for sale securities	Total
Beginning balance at January 1, 2017	$(14,740)	$(3,005)	$(17,745)
Other comprehensive income before reclassifications	—	4,740	4,740
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	4,740	4,740
Ending balance at September 30, 2017	$(14,740)	$1,735	$(13,005)

Beginning balance at January 1, 2016	$(15,351)	$(292)	$(15,643)
Other comprehensive income before reclassifications	—	13,850	13,850
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income	—	13,850	13,850
Ending balance at September 30, 2016	$(15,351)	$13,558	$(1,793)

During the three-month and nine-month periods ended September 30, 2017 and 2016, there were no reclassifications out of accumulated other comprehensive income.

Note 16 – Investment in Qualified Affordable Housing

Park makes certain equity investments in various limited partnerships that sponsor affordable housing projects. The purposes of these investments are to achieve a satisfactory return on capital, help create affordable housing opportunities, and assist the Company to achieve our goals associated with the Community Reinvestment Act.

The table below details the balances of Park’s affordable housing tax credit investments and related unfunded commitments as of September 30, 2017 and December 31, 2016.

(in thousands)	September 30, 2017	December 31, 2016
Affordable housing tax credit investments	$54,355	$52,947
Unfunded commitments	21,282	14,282

Commitments are funded when capital calls are made by the general partner. Park expects that the current commitments will be funded between 2017 and 2027.
During the three months ended September 30, 2017 and 2016, Park recognized amortization expense of $1.9 million and $1.8 million, respectively, and during the nine months ended September 30, 2017 and 2016, Park recognized amortization expense of $5.6 million and $5.5 million, respectively, which was included within the provision for income taxes. Additionally, during each of the three months ended September 30, 2017 and 2016, Park recognized tax credits and other benefits from its affordable housing tax credit investments of $2.3 million, respectively, and during the nine months ended September 30, 2017 and 2016, recognized tax credits and other benefits from its affordable housing tax credit investments of $6.9 million and $7.0 million, respectively.
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

At September 30, 2017 and December 31, 2016, Park's repurchase agreement borrowings totaled $493 million and $510 million, respectively. At both September 30, 2017 and December 31, 2016, $300 million of Park's repurchase agreement borrowings were classified as long-term debt with the remaining amount being classified as short-term debt on the consolidated condensed balance sheets. These borrowings were collateralized with U.S. government and agency securities with a carrying value of $540 million and $569 million at September 30, 2017 and December 31, 2016, respectively. Declines in the value of the collateral would require Park to pledge additional securities. As of September 30, 2017 and December 31, 2016, Park had $619 million and $640 million, respectively, of available unpledged securities.

The table below shows the remaining contractual maturity of repurchase agreements by collateral pledged at September 30, 2017 and December 31, 2016:

	September 30, 2017
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$191,792	$—	$300,000	$1,104	$492,896

	December 31, 2016
(in thousands)	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 days	30 - 90 days	Greater than 90 days	Total
U.S. government and agency securities	$208,691	$—	$—	$301,104	$509,795

On November 30, 2012, Park restructured $300 million in repurchase agreements with a third-party financial institution and paid a $25 million prepayment penalty. The penalty is included in long-term debt and is being amortized as an adjustment to interest expense over the remaining term of the repurchase agreements using the effective interest method. Of the $25 million prepayment penalty, $868,000 and $4.7 million remained unamortized as of September 30, 2017 and December 31, 2016, respectively. These repurchase agreements mature on November 30, 2017.

Note 18 - Contingent Liabilities

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

As of June 30, 2017, the Company had accrued charges of approximately $2.3 million for legal contingencies related to various legal and other adversary proceedings. This amount was paid out in full settlement of the related litigation during the three months ended September 30, 2017.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis (“MD&A”) contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance.  The forward-looking statements are based on management’s expectations and are subject to a number of risks and uncertainties.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, actual results may differ materially from those expressed or implied in such statements.  Risks and uncertainties that could cause actual results to differ materially include, without limitation: Park's ability to execute our business plan successfully and within the expected timeframe; general economic and financial market conditions, specifically in the real estate markets and the credit markets, either nationally or in the states in which Park and our subsidiaries do business, may experience a slowing or reversal of the recent economic expansion in addition to continuing residual effects of recessionary conditions and an uneven spread of positive impacts of recovery on the economy and our counterparties, resulting in adverse impacts on the demand for loan, deposit and other financial services, delinquencies, defaults and counterparties' ability to meet credit and other obligations; changes in interest rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our consolidated balance sheet as well as reduce interest margins and impact loan demand; changes in consumer spending, borrowing and saving habits, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors; changes in unemployment; changes in customers', suppliers', and other counterparties' performance and creditworthiness; asset/liability repricing risks and liquidity risks; our liquidity requirements could be adversely affected by changes to regulations governing bank and bank holding company capital and liquidity standards as well as by changes in our assets and liabilities; competitive factors among financial services organizations could increase significantly, including product and pricing pressures, changes to third-party relationships and our ability to attract, develop and retain qualified bank professionals; clients could pursue alternatives to bank deposits, causing us to lose a relatively inexpensive source of funding; uncertainty regarding the nature, timing and effect of changes in banking regulations or other regulatory or legislative requirements affecting the respective businesses of Park and our subsidiaries, including major reform of the regulatory oversight structure of the financial services industry and changes in laws and regulations concerning taxes, pensions, bankruptcy, consumer protection, accounting, bank products and services, bank capital and liquidity standards, fiduciary standards, securities and other aspects of the financial services industry, specifically the reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the Basel III regulatory capital reforms, as well as regulations already adopted and which may be adopted in the future by the relevant regulatory agencies, including the Consumer Financial Protection Bureau, the OCC, the FDIC, and the Federal Reserve Board, to implement the Dodd-Frank Act's provisions, the Budget Control Act of 2011, the American Taxpayer Relief Act of 2012, the JOBS Act, the FAST Act and the Basel III regulatory capital reforms; the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board and other regulatory agencies, and the accuracy of our assumptions and estimates used to prepare our financial statements; changes in law and policy accompanying the new presidential administration and uncertainty or speculation pending the enactment of such changes; the effect of healthcare laws in the United States and potential changes for such laws which may increase our healthcare and other costs and negatively impact our operations and financial results; significant changes in the tax laws, which may adversely affect the fair values of net deferred tax assets and obligations of state and political subdivisions held in Park's investment securities portfolio; the effect of trade, monetary, fiscal and other governmental policies of the U.S. federal government, including money supply and interest rate policies of the Federal Reserve Board; disruption in the liquidity and other functioning of U.S. financial markets; the impact on financial markets and the economy of any changes in the credit ratings of the U.S. Treasury obligations and other U.S. government-backed debt, as well as issues surrounding the levels of U.S., European and Asian government debt and concerns regarding the creditworthiness of certain sovereign governments, supranationals and financial institutions in Europe and Asia; the uncertainty surrounding the actions to be taken to implement the referendum by United Kingdom voters to exit the European Union; our litigation and regulatory compliance exposure, including any adverse developments in legal proceedings or other claims and unfavorable resolution of regulatory and other governmental examinations or other inquiries; the adequacy of our risk management program; the impact of our ability to anticipate and respond to technological changes on our ability to respond to customer needs and meet competitive demands; the ability to secure confidential information and deliver products and services through the use of computer systems and telecommunications networks; a failure in or breach of our operational or security systems or infrastructure, or those of our third-party vendors and other service providers, including as a result of cyber attacks; fraud, scams and schemes of third parties; the impact of widespread natural and other disasters, pandemics, dislocations, civil unrest, terrorist activities or international hostilities on the economy and financial markets generally or on us or our counterparties specifically; demand for loans in the respective market areas served by Park and our subsidiaries; and other risk factors relating to the banking industry as detailed from time to time in Park's reports filed with the SEC including those described in "Item 1A. Risk Factors" of Part I of Park's Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Park does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions that may be made to update any forward-looking statement to reflect the events or circumstances after the date on which the forward-looking statement was made, or reflect the occurrence of unanticipated events, except to the extent required by law.

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

Comparison of Results of Operations
For the Three and Nine Months Ended September 30, 2017 and 2016

Summary Discussion of Results

Net income for the three months ended September 30, 2017 was $22.1 million, compared to $27.4 million for the third quarter of 2016. Diluted earnings per common share were $1.44 for the third quarter of 2017, compared to $1.78 for the third quarter of 2016. Weighted average diluted common shares outstanding were 15,351,590 for the third quarter of 2017, compared to 15,399,707 weighted average diluted common shares outstanding for the third quarter of 2016.

Net income for the nine months ended September 30, 2017 was $61.4 million, compared to $66.1 million for the same period of 2016. Diluted earnings per common share for the nine months ended September 30, 2017 were $3.99, compared to $4.29 for the same period of 2016. Weighted average diluted common shares outstanding were 15,394,199 for the nine months ended September 30, 2017, compared to 15,401,825 weighted average diluted common shares outstanding for the same period of 2016.

Financial Results by segment

The table below reflects the net income (loss) by segment for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. Park's segments include The Park National Bank ("PNB"), Guardian Financial Services Company ("GFSC"), SE Property Holdings, LLC ("SEPH") and all other which primarily consists of Park as the "Parent Company."

Net income (loss) by segment
(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
PNB	$21,297	$20,163	$21,486	$62,946	$68,313	$84,451	$84,345
GFSC	84	186	198	468	(570)	(307)	1,423
Parent Company	105	(919)	(1,226)	(2,040)	(3,568)	(4,557)	(4,549)
Ongoing operations	$21,486	$19,430	$20,458	$61,374	$64,175	$79,587	$81,219
SEPH	626	(398)	(191)	37	1,958	6,548	(207)
Total Park	$22,112	$19,032	$20,267	$61,411	$66,133	$86,135	$81,012

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

The Park National Bank (PNB)

The table below reflects PNB's net income for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
Net interest income	$59,415	$57,822	$57,480	$174,717	$170,194	$227,576	$220,879
Provision for (recovery of) loan losses	3,820	4,574	720	9,114	(450)	2,611	7,665
Other income	20,367	19,179	17,711	57,257	55,010	74,803	75,188
Other expense	45,987	43,877	43,803	133,667	126,418	177,562	167,476
Income before income taxes	$29,975	$28,550	$30,668	$89,193	$99,236	$122,206	$120,926
Federal income tax expense	8,678	8,387	9,182	26,247	30,923	37,755	36,581
Net income	$21,297	$20,163	$21,486	$62,946	$68,313	$84,451	$84,345

Net interest income of $174.7 million for the nine months ended September 30, 2017 represented a $4.5 million, or 2.7%, increase compared to $170.2 million for the same period of 2016. The increase was the result of an $8.8 million increase in interest income offset by a $4.3 million increase in interest expense.
The $8.8 million increase in interest income was due to a $6.8 million increase in interest income on loans, along with a $2.0 million increase in interest income on investments. The increase in interest income on loans was largely the result of a $226 million, or 4.5%, increase in average loans from $5.09 billion for the nine months ended September 30, 2016, to $5.31 billion for the nine months ended September 30, 2017. Included in interest income for the nine months ended September 30, 2017 and 2016 was $149,000 and $725,000 in interest income, respectively, related to PNB participations in legacy Vision Bank ("Vision") assets.
The $4.3 million increase in interest expense was due to a $4.0 million increase in interest expense on deposits, along with a $354,000 increase in interest expense on borrowings. The increase in interest expense on deposits was partially the result of a $168 million, or 4.0%, increase in average interest-bearing deposits from $4.19 billion for the nine months ended September 30, 2016, to $4.36 billion for the nine months ended September 30, 2017. Additionally, the cost of deposits increased by 11 basis points from 0.32% for the nine months ended September 30, 2016 to 0.43% for the nine months ended September 30, 2017.
The provision for loan losses of $9.1 million for the nine months ended September 30, 2017 represented an increase of $9.6 million, compared to a recovery of loan losses of $450,000 for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional details regarding the level of the provision for (recovery of) loan losses recognized in each period presented above.
Other income of $57.3 million for the nine months ended September 30, 2017 represented an increase of $2.2 million, or 4.1%, compared to $55.0 million for the same period of 2016. The $2.2 million increase was primarily related to a $1.6 million increase in fiduciary income, income of $478,000 related to proceeds from the death benefits received from bank owned life insurance policies, a $437,000 increase in miscellaneous income, mainly related to an incentive received on check cards, a $261,000 increase in other service income, and a $595,000 increase in check card fee income, offset by a $1.3 million decrease in service charges on deposit accounts.
Other expense of $133.7 million for the nine months ended September 30, 2017 represented an increase of $7.2 million, or 5.7%, compared to $126.4 million for the same period of 2016. The $7.2 million increase was primarily related to a $4.0 million increase in salaries expense, a $391,000 increase in employee benefits expense, an $1.5 million increase in data processing fees, an $824,000 increase in furniture and equipment expense, a $381,000 increase in insurance expense, and a $732,000 increase in professional fees and services, offset by an $817,000 decrease in non-loan related losses which are included in miscellaneous expense.

PNB's results for the nine months ended September 30, 2017 and 2016, and for the fiscal year ended December 31, 2016, included income and expense related to participations in legacy Vision assets. The impact of these participations on particular items within PNB's income and expense for these periods is detailed in the table below:

	Nine months YTD 2017			Nine months YTD 2016			2016
(In thousands)	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted	PNB as reported	Adjustments (1)	PNB as adjusted
Net interest income	$174,717	$149	$174,568	$170,194	$725	$169,469	$227,576	$801	$226,775
Provision for (recovery of) loan losses	9,114	(5)	9,119	(450)	(2,736)	2,286	2,611	(3,118)	5,729
Other income	57,257	216	57,041	55,010	163	54,847	74,803	194	74,609
Other expense	133,667	398	133,269	126,418	479	125,939	177,562	662	176,900
Income (loss) before income taxes	$89,193	$(28)	$89,221	$99,236	$3,145	$96,091	$122,206	$3,451	$118,755
Federal income tax expense (benefit)	26,247	(8)	26,255	30,923	980	29,943	37,755	1,066	36,689
Net income (expense)	$62,946	$(20)	$62,966	$68,313	$2,165	$66,148	$84,451	$2,385	$82,066
(1) Adjustments consist of the impact on the particular items reported in PNB's income statement of PNB participations in legacy Vision assets.

The table below provides certain balance sheet information and financial ratios for PNB as of or for the period ended September 30, 2017, June 30, 2017, December 31, 2016 and September 30, 2016.

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016	% change from 6/30/17	% change from 12/31/16	% change from 09/30/16
Loans	$5,332,308	$5,329,172	$5,234,828	$5,148,482	0.06%	1.86%	3.57%
Allowance for loan losses	52,888	51,699	48,782	51,573	2.30%	8.42%	2.55%
Net loans	5,279,420	5,277,473	5,186,046	5,096,909	0.04%	1.80%	3.58%
Investment securities	1,564,051	1,573,092	1,573,320	1,475,863	(0.57)%	(0.59)%	5.98%
Total assets	7,788,248	7,754,898	7,389,538	7,287,923	0.43%	5.40%	6.87%
Total deposits	6,051,268	6,037,148	5,630,199	5,626,391	0.23%	7.48%	7.55%
Average assets (1)	7,665,957	7,571,295	7,337,438	7,339,517	1.25%	4.48%	4.45%
Efficiency ratio	56.76%	56.77%	58.26%	55.73%	(0.02)%	(2.57)%	1.85%
Return on average assets (2)	1.10%	1.11%	1.15%	1.24%	(0.90)%	(4.35)%	(11.29)%
(1) Average assets for the nine months ended September 30, 2017 and 2016, for the six months ended June 30, 2017 and for the fiscal year ended December 31, 2016.
(2) Annualized for the nine months ended September 30, 2017 and 2016 and for the six months ended June 30, 2017.

Loans outstanding at September 30, 2017 were $5.33 billion, compared to $5.23 billion at December 31, 2016, an increase of $97.5 million, or an annualized 2.5%. The loan growth for the first nine months of 2017 consisted of consumer loan growth of $116.2 million (13.8% annualized) and commercial loan growth of $21.9 million (1.1% annualized), offset by a reduction in HELOC loan balances of $5.8 million (3.6% annualized) and residential loan balances of $33.7 million (3.7% annualized).

PNB's allowance for loan losses increased by $4.1 million, or 8.4%, to $52.9 million at September 30, 2017, compared to $48.8 million at December 31, 2016. Net charge-offs were $5.0 million, or 0.13% (annualized) of total average loans, for the nine months ended September 30, 2017. Net charge-offs consisted of net charge-offs of consumer loans of $3.1 million, commercial loans of $1.2 million, mortgage loans of $278,000 and other loans of $487,000. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding PNB's loan portfolio and the level of provision for (recovery of) loan losses recognized in each period presented.

Total deposits at September 30, 2017 were $6.05 billion, compared to $5.63 billion at December 31, 2016, an increase of $421.1 million, or an annualized 10.0%, and compared to $5.63 billion at September 30, 2016, an increase of $424.9 million, or 7.6%. The deposit growth for the first nine months of 2017 consisted of savings deposits growth of $265.2 million (20.8% annualized), transaction account growth of $200.0 million (22.8% annualized) and non-interest bearing deposit growth of $13.3 million (1.1% annualized), offset by a decline in time deposits of $61.3 million (7.3% annualized). The deposit growth for the twelve months ended September 30, 2017 consisted of savings growth of $253.1 million (14.8%), transaction account growth of $146.4 million (11.9%), and non-interest bearing deposit growth of $109.2 million (7.1%), offset by a reduction in time deposits of $83.7 million (7.3%).

Guardian Financial Services Company (GFSC)

The table below reflects GFSC's net income (loss) for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
Net interest income	$1,455	$1,491	$1,478	$4,424	$4,416	$5,874	$6,588
Provision for loan losses	609	373	437	1,419	1,658	1,887	1,415
Other income (loss)	18	(8)	—	10	(1)	(1)	2
Other expense	734	825	736	2,295	3,632	4,457	2,984
Income (loss) before income taxes	$130	$285	$305	$720	$(875)	$(471)	$2,191
Federal income tax expense (benefit)	46	99	107	252	(305)	(164)	768
Net income (loss)	$84	$186	$198	$468	$(570)	$(307)	$1,423

The provision for loan losses of $1.4 million for the nine months ended September 30, 2017 represented a decrease of $239,000, compared to $1.7 million for the same period of 2016. Refer to the “Credit Metrics and Provision for (Recovery of) Loan Losses” section for additional information regarding Guardian's loan portfolio and the level of provision for loan losses recognized in each period presented.

Other expense of $2.3 million for the nine months ended September 30, 2017 represented a $1.3 million decrease, compared to $3.6 million for the nine months ended September 30, 2016. This decrease was primarily related to the evaluation of respective litigation accruals during 2017 and 2016.

The table below provides certain balance sheet information and financial ratios for GFSC as of or for the period ended September 30, 2017, June 30, 2017, December 31, 2016 and September 30, 2016.

(In thousands)	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016	% change from 06/30/17	% change from 12/31/16	% change from 09/30/16
Loans	$33,686	$34,179	$32,661	$32,236	(1.44)%	3.14%	4.50%
Allowance for loan losses	2,344	2,123	1,842	1,988	10.41%	27.25%	17.91%
Net loans	31,342	32,056	30,819	30,248	(2.23)%	1.70%	3.62%
Total assets	33,260	33,860	32,268	32,759	(1.77)%	3.07%	1.53%
Average assets (1)	33,537	33,691	33,370	33,621	(0.46)%	0.50%	(0.25)%
Return on average assets (2)	1.86%	2.29%	(0.92)%	(2.27)%	(18.78)%	N.M.	N.M.
(1) Average assets for the nine months ended September 30, 2017 and 2016, for the six months ended June 30, 2017 and for the fiscal year ended December 31, 2016.
(2) Annualized for the nine months ended September 30, 2017 and 2016 and for the six months ended June 30, 2017.

Park Parent Company

The table below reflects the Park Parent Company net income (loss) for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
Net interest income (expense)	$280	$183	$(207)	$256	$(13)	$(138)	$239
Provision for loan losses	—	—	—	—	—	—	—
Other income (loss)	1,293	101	(204)	1,190	379	955	513
Other expense	2,094	2,166	2,147	6,407	7,386	9,731	9,972
Loss before income tax benefit	$(521)	$(1,882)	$(2,558)	$(4,961)	$(7,020)	$(8,914)	$(9,220)
Federal income tax benefit	(626)	(963)	(1,332)	(2,921)	(3,452)	(4,357)	(4,671)
Net income (loss)	$105	$(919)	$(1,226)	$(2,040)	$(3,568)	$(4,557)	$(4,549)

The net interest income (expense) for Park's parent company included, for all periods presented, interest income on subordinated debt investments in PNB, which were eliminated in the consolidated Park National Corporation totals. For the fiscal years 2016 and 2015 and for the nine months ended September 30, 2016, the net interest income (expense) included interest income on loans to SEPH (paid off on December 14, 2016). Additionally, net interest income (expense) included interest expense related to the $30.00 million of 7% Subordinated Notes due April 20, 2022 issued by Park to accredited investors on April 20, 2012, which Park prepaid in full (principal plus accrued interest) on April 24, 2017.

Other income of $1.2 million for the nine months ended September 30, 2017 represented an increase of $811,000 compared to $379,000 for the nine months ended September 30, 2016. The $811,000 increase was primarily related to an $832,000 increase in income from certain equity investments.

Other expense of $6.4 million for the nine months ended September 30, 2017 represented a decrease of $1.0 million, or 13.3%, compared to $7.4 million for the nine months ended September 30, 2016. The $1.0 million decrease was primarily related to a decrease of $835,000 in professional fees and services, a $322,000 decrease in miscellaneous other expense and a $331,000 decrease in employee benefit expense, offset by an increase of $235,000 in salaries expense and an increase of $315,000 in state tax expense.

SEPH

The table below reflects SEPH's net income (loss) for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015. SEPH holds the remaining assets and liabilities retained by Vision subsequent to the sale of the Vision business on February 16, 2012. Prior to holding the remaining Vision assets, SEPH held OREO assets that were transferred from Vision to SEPH. This segment represents a run-off portfolio of the legacy Vision assets.

(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
Net interest income (expense)	$401	$282	$201	$884	$1,240	$4,774	$(74)
Recovery of loan losses	(1,146)	(366)	(281)	(1,793)	(5,027)	(9,599)	(4,090)
Other income (loss)	411	(21)	—	390	1,272	2,974	1,848
Other expense	996	1,238	776	3,010	4,525	7,273	6,182
Income (loss) before income taxes	$962	$(611)	$(294)	$57	$3,014	$10,074	$(318)
Federal income tax expense (benefit)	336	(213)	(103)	20	1,056	3,526	(111)
Net income (loss)	$626	$(398)	$(191)	$37	$1,958	$6,548	$(207)

Net interest income decreased to $884,000 for the nine months ended September 30, 2017 from $1.2 million for the same period in 2016. The decrease was largely the result of a decline in interest payments received from SEPH impaired loan relationships.

For the nine months ended September 30, 2017, SEPH had net recoveries of loan losses of $1.8 million, compared to $5.0 million for the same period in 2016.

The $1.5 million decrease in other expense for the nine months ended September 30, 2017, compared to the same period of 2016, was primarily the result of a $832,000 decline in management and consulting fees and a $496,000 decline in legal fees.

Legacy Vision assets at SEPH totaled $18.7 million as of September 30, 2017, compared to $20.3 million at December 31, 2016 and $22.3 million at September 30, 2016. In addition to these SEPH assets, PNB participations in legacy Vision assets totaled $9.0 million at September 30, 2017, compared to $9.6 million at both December 31, 2016 and September 30, 2016.

Park National Corporation

The table below reflects Park's consolidated net income for the first, second and third quarters of 2017, for the first nine months of 2017 and 2016, and for the fiscal years ended December 31, 2016 and 2015.

(In thousands)	Q3 2017	Q2 2017	Q1 2017	Nine months YTD 2017	Nine months YTD 2016	2016	2015
Net interest income	$61,551	$59,778	$58,952	$180,281	$175,837	$238,086	$227,632
Provision for (recovery of) loan losses	3,283	4,581	876	8,740	(3,819)	(5,101)	4,990
Other income	22,089	19,251	17,507	58,847	56,660	78,731	77,551
Other expense	49,811	48,106	47,462	145,379	141,961	199,023	186,614
Income before income taxes	$30,546	$26,342	$28,121	$85,009	$94,355	$122,895	$113,579
Federal income taxes	8,434	7,310	7,854	23,598	28,222	36,760	32,567
Net income	$22,112	$19,032	$20,267	$61,411	$66,133	$86,135	$81,012

Net Interest Income

Park’s principal source of earnings is net interest income, the difference between total interest income and total interest expense. Net interest income results from average balances outstanding for interest earning assets and interest bearing liabilities in conjunction with the average rates earned and paid on them.

Comparison for the Third Quarter of 2017 and 2016

Net interest income increased by $3.0 million, or 5.2%, to $61.6 million for the third quarter of 2017, compared to $58.5 million for the third quarter of 2016. See the discussion under the table below.

	Three months ended September 30, 2017			Three months ended September 30, 2016
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,337,206	$63,338	4.71%	$5,139,781	$60,141	4.66%
Taxable investments	1,293,571	6,757	2.07%	1,388,892	7,339	2.10%
Tax-exempt investments (2)	271,305	3,037	4.44%	95,513	1,060	4.41%
Money market instruments	427,157	1,383	1.28%	247,475	321	0.52%
Interest earning assets	$7,329,239	$74,515	4.03%	$6,871,661	$68,861	3.99%

Interest bearing deposits	$4,505,040	5,403	0.48%	$4,238,301	3,446	0.32%
Short-term borrowings	187,319	197	0.42%	214,559	85	0.16%
Long-term debt	863,205	6,073	2.79%	787,202	6,178	3.12%
Interest bearing liabilities	$5,555,564	$11,673	0.83%	$5,240,062	$9,709	0.74%
Excess interest earning assets	$1,773,675			$1,631,599
Tax equivalent net interest income		$62,842			$59,152
Net interest spread			3.20%			3.25%
Net interest margin			3.40%			3.42%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $228,000 for the three months ended September 30, 2017 and $248,000 for the same period of 2016.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $1.1 million for the three months ended September 30, 2017 and $371,000 for the same period of 2016.

Average interest earning assets for the third quarter of 2017 increased by $458 million, or 6.7%, to $7,329 million, compared to $6,872 million for the third quarter of 2016. The average yield on interest earning assets increased by 4 basis points to 4.03% for the third quarter of 2017, compared to 3.99% for the third quarter of 2016.

Average interest bearing liabilities for the third quarter of 2017 increased by $316 million, or 6.0%, to $5,556 million, compared to $5,240 million for the third quarter of 2016. The average cost of interest bearing liabilities increased by 9 basis points to 0.83% for the third quarter of 2017, compared to 0.74% for the third quarter of 2016.

Yield on Loans: Average loan balances increased by $197 million, or 3.8%, to $5,337 million for the third quarter of 2017, compared to $5,140 million for the third quarter of 2016. The average yield on the loan portfolio increased by 5 basis points to 4.71% for the third quarter of 2017, compared to 4.66% for the third quarter of 2016.

The table below shows for the three months ended September 30, 2017 and 2016, the average balance and tax equivalent yield by type of loan.

	Three months ended September 30, 2017		Three months ended September 30, 2016
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$208,741	4.56%	$213,630	3.99%
Installment and indirect loans	1,261,542	4.96%	1,071,493	5.28%
Real estate loans	1,188,550	3.87%	1,229,884	3.82%
Commercial loans (1)	2,673,207	4.96%	2,618,728	4.83%
Other	5,166	11.97%	6,046	10.95%
Total loans and leases before allowance	$5,337,206	4.71%	$5,139,781	4.66%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $228,000 for the three months ended September 30, 2017 and $248,000 for the same period of 2016.

Cost of Deposits: Average interest bearing deposit balances increased by $267 million, or 6.3%, to $4,505 million for the third quarter of 2017, compared to $4,238 million for the third quarter of 2016. The average cost of funds on deposit balances increased by 16 basis points to 0.48% for the third quarter of 2017, compared to 0.32% for the third quarter of 2016.

The table below shows for the three months ended September 30, 2017 and 2016, the average balance and cost of funds by type of deposit.

	Three months ended September 30, 2017		Three months ended September 30, 2016
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,395,919	0.30%	$1,271,801	0.11%
Savings deposits and clubs	2,011,251	0.36%	1,753,451	0.17%
Time deposits	1,097,870	0.91%	1,213,049	0.77%
Total interest bearing deposits	$4,505,040	0.48%	$4,238,301	0.32%

Comparison for the First Nine Months of 2017 and 2016

Net interest income increased by $4.4 million, or 2.5%, to $180.3 million for the first nine months of 2017, compared to $175.8 million for the first nine months of 2016. See the discussion under the table below.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(Dollars in thousands)	Average balance	Interest	Tax equivalent yield/cost	Average balance	Interest	Tax equivalent yield/cost
Loans (1)	$5,314,501	$185,034	4.66%	$5,091,148	$179,074	4.70%
Taxable investments	1,329,589	20,787	2.09%	1,443,131	23,718	2.20%
Tax-exempt investments (2)	232,751	7,844	4.51%	75,538	2,543	4.50%
Money market instruments	271,778	2,330	1.15%	220,461	844	0.51%
Interest earning assets	$7,148,619	$215,995	4.04%	$6,830,278	$206,179	4.03%

Interest bearing deposits	$4,363,065	13,926	0.43%	$4,195,328	9,979	0.32%
Short-term borrowings	223,043	616	0.37%	238,514	330	0.19%
Long-term debt	806,584	17,632	2.92%	785,661	18,415	3.13%
Interest bearing liabilities	$5,392,692	$32,174	0.80%	$5,219,503	$28,724	0.74%
Excess interest earning assets	$1,755,927			$1,610,775
Tax equivalent net interest income		$183,821			$177,455
Net interest spread			3.24%			3.29%
Net interest margin			3.44%			3.47%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $794,000 for the nine months ended September 30, 2017 and $728,000 for the same period of 2016.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $2.7 million for the nine months ended September 30, 2017 and $890,000 for the same period of 2016.

Average interest earning assets for the first nine months of 2017 increased by $318 million, or 4.7%, to $7,149 million, compared to $6,830 million for the first nine months of 2016. The average yield on interest earning assets increased by 1 basis point to 4.04% for the first nine months of 2017, compared to 4.03% for the same period of 2016. Interest income for the first nine months of 2016 included $1.7 million related to a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, the yield on loans was 4.65%, the yield on interest earning assets was 4.00%, and the net interest margin was 3.44%.

Average interest bearing liabilities for the first nine months of 2017 increased by $173 million, or 3.3%, to $5,393 million, compared to $5,220 million for the same period of 2016. The average cost of interest bearing liabilities increased by 6 basis points to 0.80% for the first nine months of 2017, compared to 0.74% for the same period of 2016.

Yield on Loans: Average loan balances increased by $223 million, or 4.4%, to $5,315 million for the first nine months of 2017, compared to $5,091 million for the same period of 2016. The average yield on the loan portfolio decreased by 4 basis points to 4.66% for the first nine months of 2017, compared to 4.70% for the first nine months of 2016. The yield on loans for the first nine months of 2016 was positively impacted by a payment from one SEPH impaired loan relationship which is also participated with PNB. Excluding this income, for the first nine months of 2016, the yield on commercial loans and the yield on total loans was 4.80% and 4.65%, respectively.

The table below shows for the nine months ended September 30, 2017 and 2016, the average balance and tax equivalent yield by type of loan.

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
(Dollars in thousands)	Average balance	Tax equivalent yield	Average balance	Tax equivalent yield
Home equity	$210,648	4.38%	$211,958	4.03%
Installment and indirect loans	1,226,508	4.97%	1,034,864	5.39%
Real estate loans	1,199,414	3.84%	1,236,143	3.80%
Commercial loans (1)	2,672,555	4.89%	2,602,252	4.89%
Other	5,376	11.55%	5,931	11.36%
Total loans and leases before allowance	$5,314,501	4.66%	$5,091,148	4.70%
(1) Commercial loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate in 2017 and 2016. The taxable equivalent adjustment was $794,000 for the nine months ended September 30, 2017 and $728,000 for the same period of 2016.

Yield on Average Interest Earning Assets: The following table shows the tax equivalent yield on average interest earning assets for the nine months ended September 30, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

	Loans (1)	Investments (2)	Money Market Instruments	Total
2014 - year	4.84%	2.58%	0.25%	4.19%
2015 - year	4.66%	2.46%	0.26%	3.95%
2016 - year	4.74%	2.30%	0.51%	4.08%
2017 - first nine months	4.66%	2.45%	1.15%	4.04%
(1) Loan interest income includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $794,000 for the nine months ended September 30, 2017, and $1.0 million, $767,000 and $843,000 for the fiscal years ended December 31, 2016, 2015 and 2014, respectively.
(2) Interest income on tax-exempt investment securities includes the effects of taxable equivalent adjustments using a 35% tax rate. The taxable equivalent adjustment was $2.7 million for the nine months ended September 30, 2017, and $1.4 million, $98,000, and $2,000 for the fiscal years ended December 31, 2016, 2015, and 2014, respectively.

Cost of Deposits: Average interest bearing deposit balances increased by $168 million, or 4.0%, to $4,363 million for the first nine months of 2017, compared to $4,195 million for the same period of 2016. The average cost of funds on deposit balances increased by 11 basis points to 0.43% for the first nine months of 2017, compared to 0.32% for the first nine months of 2016.

The table below shows for the nine months ended September 30, 2017 and 2016, the average balance and cost of funds by type of deposit.

	Nine months ended September 30, 2017		Nine months ended September 30, 2016
(Dollars in thousands)	Average balance	Cost of funds	Average balance	Cost of funds
Transaction accounts	$1,319,492	0.24%	$1,243,323	0.10%
Savings deposits and clubs	1,935,887	0.30%	1,704,914	0.15%
Time deposits	1,107,686	0.86%	1,247,091	0.76%
Total interest bearing deposits	$4,363,065	0.43%	$4,195,328	0.32%

Cost of Average Interest Bearing Liabilities: The following table shows the cost of funds on average interest bearing liabilities for the nine months ended September 30, 2017 and for the fiscal years ended December 31, 2016, 2015 and 2014.

	Interest bearing deposits	Short-term borrowings	Long-term debt	Total
2014 - year	0.29%	0.20%	3.29%	0.81%
2015 - year	0.30%	0.18%	3.10%	0.72%
2016 - year	0.32%	0.19%	3.13%	0.74%
2017 - first nine months	0.43%	0.37%	2.92%	0.80%

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

Park's Ohio-based subsidiaries, PNB and GFSC, are the only subsidiaries that carry an ALLL balance. The table below provides additional information on the provision for (recovery of) loan losses and the ALLL for Park, Park's Ohio-based operations, and SEPH for the three-month and nine-month periods ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
ALLL, beginning balance	$53,822	$58,699	$50,624	$56,494

Net charge-offs (recoveries) :
Park's Ohio-based operations	3,019	1,479	5,925	4,140
SEPH	(1,146)	(3,708)	(1,793)	(5,027)
Park	1,873	(2,229)	4,132	(887)

Provision for (recovery of) loan losses:
Park's Ohio-based operations	4,429	(3,658)	10,533	1,208
SEPH	(1,146)	(3,708)	(1,793)	(5,027)
Park	3,283	(7,366)	8,740	(3,819)

ALLL, ending balance	$55,232	$53,562	$55,232	$53,562

Annualized ratio of net charge-offs (recoveries) to average loans:
Park's Ohio-based operations	0.22%	0.11%	0.15%	0.11%
SEPH	(41.46)%	(102.63)%	(20.54)%	(45.63)%
Park	0.14%	(0.17)%	0.10%	(0.02)%

SEPH, as a non-bank subsidiary of Park, does not carry an ALLL balance, but recognizes a provision for loan losses when a charge-off is taken and recognizes a recovery of loan losses when a recovery is received.

The following table provides additional information related to the allowance for loan losses for Park's Ohio-based operations, including information related to specific reserves and general reserves, at September 30, 2017, December 31, 2016 and September 30, 2016.

Park Ohio-based operations - Allowance for Loan Losses
(In thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Total allowance for loan losses	$55,232	$50,624	$53,562
Specific reserves	5,102	548	4,232
General reserves	$50,130	$50,076	$49,330

Total loans	$5,355,142	$5,259,503	$5,172,601
Impaired commercial loans	63,407	58,676	64,313
Non-impaired loans	$5,291,735	$5,200,827	$5,108,288

Total allowance for loan losses to total loans ratio	1.03%	0.96%	1.04%
General reserves as a % of non-impaired loans	0.95%	0.96%	0.97%

The allowance for loan losses of $55.2 million at September 30, 2017 represented a $4.6 million, or 9.1%, increase compared to $50.6 million at December 31, 2016. This increase was mainly the result of a $4.6 million increase in specific reserves. The increase in specific reserves was largely due to a $3.6 million reserve established on a commercial loan relationship in PNB's national portfolio of loans to non-bank consumer finance companies, of which $800,000 was established in the third quarter of 2017.

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

The following table compares Park’s nonperforming assets at September 30, 2017, December 31, 2016 and September 30, 2016.

Park National Corporation - Nonperforming Assets

(In thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$90,568	$87,822	$97,832
Accruing TDRs	19,401	18,175	17,350
Loans past due 90 days or more	1,980	2,086	1,682
Total nonperforming loans	$111,949	$108,083	$116,864

OREO – PNB	6,701	6,025	7,004
OREO – SEPH	7,665	7,901	7,937
Total nonperforming assets	$126,315	$122,009	$131,805

Percentage of nonaccrual loans to total loans	1.69%	1.67%	1.89%
Percentage of nonperforming loans to total loans	2.09%	2.05%	2.25%
Percentage of nonperforming assets to total loans	2.35%	2.31%	2.54%
Percentage of nonperforming assets to total assets	1.61%	1.63%	1.79%

Nonperforming assets for Park's Ohio-based operations and for SEPH as of September 30, 2017, December 31, 2016 and September 30, 2016 were as reported in the following two tables:

Park's Ohio-based operations - Nonperforming Assets

(In thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$80,424	$76,084	$84,045
Accruing TDRs	19,401	18,175	17,350
Loans past due 90 days or more	1,980	2,086	1,682
Total nonperforming loans	$101,805	$96,345	$103,077

OREO – PNB	6,701	6,025	7,004
Total nonperforming assets	$108,506	$102,370	$110,081

Percentage of nonaccrual loans to total loans	1.50%	1.45%	1.62%
Percentage of nonperforming loans to total loans	1.90%	1.83%	1.99%
Percentage of nonperforming assets to total loans	2.03%	1.95%	2.13%
Percentage of nonperforming assets to total assets	1.39%	1.38%	1.51%

SEPH - Nonperforming Assets

(In thousands)	September 30, 2017	December 31, 2016	September 30, 2016
Nonaccrual loans	$10,144	$11,738	$13,787
Accruing TDRs	—	—	—
Loans past due 90 days or more	—	—	—
Total nonperforming loans	$10,144	$11,738	$13,787

OREO – SEPH	7,665	7,901	7,937
Total nonperforming assets	$17,809	$19,639	$21,724

Impaired Loans:  Park’s allowance for loan losses includes an allocation for loans specifically identified as impaired under GAAP. At September 30, 2017, loans considered to be impaired consisted substantially of commercial loans graded as "substandard" or “doubtful” and placed on non-accrual status.  Specific reserves on impaired commercial loans are typically based on management’s best estimate of the fair value of collateral securing these loans. The amount ultimately charged off for these loans may be different from the specific reserve as the ultimate liquidation of the collateral may be for amounts different from management’s estimates.

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

As of September 30, 2017, Park had taken partial charge-offs of $9.9 million related to the $73.6 million of commercial loans considered to be impaired, compared to partial charge-offs of approximately $24.9 million related to the $70.4 million of impaired commercial loans at December 31, 2016.

Allowance for loan losses: Loss factors are reviewed quarterly and updated at least annually to reflect recent loan loss history and incorporate current risks and trends which may not be recognized in historical data. The historical loss factors were last updated in the fourth quarter of 2016 to incorporate losses through December 31, 2016.

The allowance for loan losses related to performing commercial loans was $32.4 million or 1.23% of the outstanding principal balance of performing commercial loans at September 30, 2017. At September 30, 2017, the coverage level within the commercial loan portfolio was approximately 3.12 years compared to 3.20 years at December 31, 2016. Historical loss experience, defined as charge-offs plus changes in specific reserves, over the 84 month period ended December 31, 2016, for the commercial loan portfolio was 0.39%. This 84-month loss experience includes only the performance of the PNB loan portfolio and excludes the impact of PNB participations in Vision loans.

The overall reserve of 1.23% for accruing commercial loans breaks down as follows: pass-rated commercial loans are reserved at 1.22%; special mention commercial loans are reserved at 2.99%; and substandard commercial loans are reserved at 15.71%. The reserve levels for pass-rated, special mention and substandard commercial loans in excess of the 84-month loss experience of 0.39% are due to the following factors which management reviews on a quarterly or annual basis:

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

Generally, consumer loans are not individually graded. Consumer loans include: (1) mortgage and installment loans included in the construction real estate segment of the loan portfolio; (2) mortgage, home equity lines of credit ("HELOC"), and installment loans included in the residential real estate segment of the loan portfolio; and (3) all loans included in the consumer segment of the loan portfolio. The amount of loan loss reserve assigned to these loans is based on historical loss experience over the past 84 months, through December 31, 2016. Management generally considers a one-year coverage period (the “Historical Loss Factor”) appropriate because the probable loss on any given loan in the consumer loan pool should ordinarily become apparent in that time frame. However, management may incorporate adjustments to the Historical Loss Factor as circumstances warrant additional reserves (e.g., increased loan delinquencies, improving or deteriorating economic conditions, changes in lending management and changes in underwriting standards, etc.). At September 30, 2017, the coverage level within the consumer loan portfolio was approximately 1.90 years compared to 1.95 years at December 31, 2016. Historical loss experience, over the 84-month period ended December 31, 2016, for the consumer loan portfolio was 0.35%.

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

Other Income

Other income increased by $1.6 million to $22.1 million for the quarter ended September 30, 2017, compared to $20.5 million for the third quarter of 2016 and increased by $2.2 million to $58.8 million for the nine months ended September 30, 2017, compared to $56.7 million for the same period of 2016.

The following table is a summary of the changes in the components of other income:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Income from fiduciary activities	$5,932	$5,315	$617	$17,471	$15,866	$1,605
Service charges on deposit accounts	3,216	3,800	(584)	9,511	10,798	(1,287)
Other service income	3,357	3,640	(283)	9,608	9,565	43
Check card fee income	3,974	3,780	194	11,775	11,180	595
Bank owned life insurance income	1,573	1,038	535	3,790	3,284	506
ATM fees	605	581	24	1,708	1,734	(26)
OREO valuation adjustments	(22)	(233)	211	(367)	(572)	205
Gain on sale of OREO, net	51	783	(732)	204	1,079	(875)
Miscellaneous	3,403	1,831	1,572	5,147	3,726	1,421
Total other income	$22,089	$20,535	$1,554	$58,847	$56,660	$2,187

The following table breaks out the change in total other income for the three and nine months ended September 30, 2017 compared to the same periods ended September 30, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended September 30			Change from 2016 to 2017 for the nine months ended September 30
(In thousands)	Ohio-based operations	SEPH	Total	Ohio-based operations	SEPH	Total
Income from fiduciary activities	$617	$—	$617	$1,605	$—	$1,605
Service charges on deposit accounts	(584)	—	(584)	(1,287)	—	(1,287)
Other service income	(357)	74	(283)	252	(209)	43
Check card fee income	194	—	194	595	—	595
Bank owned life insurance income	535	—	535	506	—	506
ATM fees	24	—	24	(26)	—	(26)
OREO valuation adjustments	211	—	211	205	—	205
Gain on sale of OREO, net	10	(742)	(732)	(67)	(808)	(875)
Miscellaneous	1,619	(47)	1,572	1,286	135	1,421
Total other income	$2,269	$(715)	$1,554	$3,069	$(882)	$2,187

Income from fiduciary activities, which represents revenue earned from Park’s trust activities, increased by $617,000, or 11.6%, to $5.9 million for the three months ended September 30, 2017, compared to $5.3 million for the same period in 2016. Fiduciary income increased by $1.6 million, or 10.1%, to $17.5 million for the nine months ended September 30, 2017, compared to $15.9 million for the same period in 2016. Fiduciary fees charged are generally based on the market value of customer accounts. The average market value for assets under management for the nine months ended September 30, 2017 was $4,976 million compared to $4,501 million for the nine months ended September 30, 2016.

Service charges on deposit accounts decreased by $584,000, or 15.4%, to $3.2 million for the three months ended September 30, 2017, compared to $3.8 million for the same period of 2016. Service charges on deposits decreased by $1.3 million, or 11.9%, to $9.5 million for the nine months ended September 30, 2017, compared to $10.8 million for the same period of 2016. The decreases were primarily related to declines in NSF fee income and the discontinuation of daily overdraft fees related to deposit products.

Check card fee income, which is generated from debit card transactions, increased by $194,000, or 5.1%, to $4.0 million for the three months ended September 30, 2017, compared to $3.8 million for the same period in 2016. Check card fee income increased by $595,000, or 5.3%, to $11.8 million for the nine months ended September 30, 2017, compared to $11.2 million for the same period in 2016. The increases were primarily related to an increase in the volume of debit card transactions.

Bank owned life insurance income increased by $535,000, or 51.5%, to $1.6 million for the three months ended September 30, 2017, compared to $1.0 million for the same period in 2016. Bank owned life insurance income increased by $506,000, or 15.4%, to $3.8 million for the nine months ended September 30, 2017, compared to $3.3 million for the same period in 2016. The increases were related to income of $478,000 related to proceeds from death benefits received during the three months ended September 30, 2017.

Gain on sale of OREO, net decreased by $732,000, or 93.5%, to $51,000 for the three months ended September 30, 2017, compared to $783,000 for the same period in 2016. Gain on sale of OREO, net decreased by $875,000, or 81.1%, to $204,000 for the nine months ended September 30, 2017, compared to $1.1 million for the same period in 2016. The book value on OREO sales for the three months ended September 30, 2017 was $593,000, compared to $3.1 million for the same period of 2016. The book value on OREO sales for the nine months ended September 30, 2017 was $2.1 million, compared to $5.9 million for the same period of 2016.

Miscellaneous income increased by $1.6 million, or 85.9%, to $3.4 million for the three months ended September 30, 2017, compared to $1.8 million for the same period in 2016. Miscellaneous income increased by $1.4 million, or 38.1%, to $5.1 million, compared to $3.7 million for the same period of 2016. The increase is mainly related to an $832,000 increase in income from certain equity investments and a $738,000 increase in the timing of income from check card incentives.

Other Expense

Other expense increased by $3.1 million to $49.8 million for the quarter ended September 30, 2017, compared to $46.8 million for the third quarter of 2016 and increased by $3.4 million to $145.4 million for the nine months ended September 30, 2017, compared to $142.0 million for the same period of 2016.

The following table is a summary of the changes in the components of other expense:

	Three months ended September 30,			Nine months ended September 30,
(In thousands)	2017	2016	Change	2017	2016	Change
Salaries	$23,302	$22,084	$1,218	$69,020	$64,894	$4,126
Employee benefits	4,656	5,073	(417)	14,756	14,740	16
Occupancy expense	2,559	2,506	53	7,759	7,693	66
Furniture and equipment expense	3,868	3,437	431	11,126	10,296	830
Data processing fees	1,919	1,450	469	5,560	4,040	1,520
Professional fees and services	6,100	6,356	(256)	16,947	18,424	(1,477)
Marketing	1,122	1,062	60	3,262	3,246	16
Insurance	1,499	1,423	76	4,586	4,272	314
Communication	1,110	1,154	(44)	3,598	3,728	(130)
State tax expense	912	895	17	2,918	2,619	299
Miscellaneous	2,764	1,316	1,448	5,847	8,009	(2,162)
Total other expense	$49,811	$46,756	$3,055	$145,379	$141,961	$3,418

The following table breaks out the change in total other expense for the three and nine months ended September 30, 2017, compared to the same periods ended September 30, 2016 between Park’s Ohio-based operations and SEPH.

	Change from 2016 to 2017 for the three months ended September 30			Change from 2016 to 2017 for the nine months ended September 30
(In thousands)	Ohio based operations	SEPH	Total	Ohio based operations	SEPH	Total
Salaries	$1,232	$(14)	$1,218	$4,146	$(20)	$4,126
Employee benefits	(402)	(15)	(417)	60	(44)	16
Occupancy expense	53	—	53	66	—	66
Furniture and equipment expense	431	—	431	830	—	830
Data processing fees	469	—	469	1,520	—	1,520
Professional fees and services	452	(708)	(256)	(139)	(1,338)	(1,477)
Marketing	60	—	60	19	(3)	16
Insurance	76	—	76	316	(2)	314
Communication	(43)	(1)	(44)	(127)	(3)	(130)
State tax expense	53	(36)	17	355	(56)	299
Miscellaneous	1,467	(19)	1,448	(2,112)	(50)	(2,162)
Total other expense	$3,848	$(793)	$3,055	$4,934	$(1,516)	$3,418

Salaries increased by $1.2 million, or 5.5%, to $23.3 million for the three months ended September 30, 2017, compared to $22.1 million for the same period in 2016. Salaries increased by $4.1 million, or 6.4%, to $69.0 million for the nine months ended September 30, 2017, compared to $64.9 million for the same period in 2016. The increase for the three months ended September 30, 2017 was due to an $1.1 million increase in salary expense and a $329,000 increase in share-based compensation expense related to performance-based restricted stock unit awards granted under the 2013 Incentive Plan, offset by a $244,000 decrease in incentive compensation expense. The increase for the nine months ended September 30, 2017 was due to a $3.9 million increase in salary expense and a $926,000 increase in share-based compensation expense related to performance-based restricted stock unit awards granted under the 2013 Incentive Plan, offset by a $731,000 decrease in incentive compensation expense.

Furniture and equipment expense increased by $431,000, or 12.5%, to $3.9 million for the three months ended September 30, 2017, compared to $3.4 million for the same period in 2016, and increased by $830,000, or 8.1%, to $11.1 million for the nine months ended September 30, 2017, compared to $10.3 million for the same period in 2016. The increases for the three and nine months ended September 30, 2017 were primarily due to maintenance and repairs on equipment.

Data processing fees increased by $469,000, or 32.3%, to $1.9 million for the three months ended September 30, 2017, compared to $1.5 million for the same period in 2016. Data processing fees increased by $1.5 million, or 37.6%, to $5.6 million for the nine months ended September 30, 2017, compared to $4.0 million for the same period in 2016. The increases for the three and nine months ended September 30, 2017 were primarily related to an increase in expenses related to the issuance of new chip enabled debit cards and related card costs, plus an increase in debit card transactions.

Professional fees and services decreased by $256,000, or 4.0%, to $6.1 million for the three months ended September 30, 2017, compared to $6.4 million for the same period in 2016. Professional fees and services decreased by $1.5 million, or 8.0%, to $16.9 million for the nine months ended September 30, 2017, compared to $18.4 million for the same period in 2016. The decreases for the three months and nine months ended September 30, 2017 were primarily due to an overall decrease in legal and consulting expenses.

Miscellaneous expense increased by $1.4 million, or 110.0%, to $2.8 million for the three months ended September 30, 2017, compared to $1.3 million for the same period of 2016. Miscellaneous expense decreased by $2.2 million, or 27.0%, to $5.8 million for the nine months ended September 30, 2017, compared to $8.0 million for the same period of 2016.  The increase for the three months ended September 30, 2017 was due to a $1.5 million increase in contribution expense. The decrease for the nine months ended September 30, 2017 was due to the fact that miscellaneous expense for the nine months ended September 30, 2016 included $1.7 million in accruals due to the ongoing evaluation of litigation and other proceedings impacting the GFSC subsidiary and the Parent Company. Additionally, there was a $822,000 decrease in non-loan related losses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Income Tax

Federal income tax expense was $8.4 million for the third quarter of 2017, compared to $12.2 million for the third quarter of 2016. The effective federal income tax rate for the third quarter of 2017 was 27.6%, compared to 30.8% for the same period in 2016. Federal income tax expense was $23.6 million for the first nine months of 2017, compared to $28.2 million for the first nine months of 2016. The effective federal income tax rate for the first nine months of 2017 was 27.8%, compared to 29.9% for the same period in 2016. The difference between the statutory federal income tax rate of 35% and Park’s effective tax rate is due to permanent tax differences, primarily consisting of tax-exempt interest income from investments and loans, the tax benefit of investments in qualified affordable housing projects, federal historic preservation tax credits, bank owned life insurance income, and dividends paid on the common shares held within Park’s salary deferral plan. Park expects permanent tax differences for the 2017 year will be approximately $8.3 million.

Park and its Ohio-based affiliates do not pay state income taxes to the state of Ohio, but Park pays a franchise tax based on Park's year-end equity. The franchise tax expense is included in “state taxes” as part of other expense on Park’s Consolidated Condensed Statements of Income.

Comparison of Financial Condition
At September 30, 2017 and December 31, 2016

Changes in Financial Condition

Total assets increased by $395.1 million, or 5.3%, during the first nine months of 2017 to $7,863 million at September 30, 2017, compared to $7,468 million at December 31, 2016. This increase was primarily due to the following:

•
Cash and cash equivalents increased by $303.9 million to $450.4 million at September 30, 2017, compared to $146.4 million at December 31, 2016. Money market instruments represented the majority of this increase, and were $331.5 million at September 30, 2017, compared to $23.6 million at December 31, 2016. Management has increased cash balances in anticipation of the maturity of $350 million of long-term debt in November of 2017.

•	Loans increased by $94.0 million, or 1.8%, to $5,366 million at September 30, 2017, compared to $5,272 million at December 31, 2016.

Total liabilities increased by $378.0 million, or 5.6%, during the first nine months of 2017 to $7,103 million at September 30, 2017, from $6,725 million at December 31, 2016. This increase was primarily due to the following:

•
Total deposits increased by $452.4 million, or 8.2%, to $5,974 million at September 30, 2017, compared to $5,522 million at December 31, 2016. The increase in deposits in the first nine months of 2017 was largely the result of the product offering for Promontory's Insured Cash Sweep ("ICS") deposits.

•	Short-term borrowings decreased by $201.9 million, or 51.1%, to $192.9 million at September 30, 2017, compared to $394.8 million at December 31, 2016.

•	Long-term borrowings increased by $154.7 million, or 22.3%, to $849.0 million at September 30, 2017, compared to $694.3 million at December 31, 2016.

Total shareholders’ equity increased by $17.1 million, or 2.3%, to $759.4 million at September 30, 2017, from $742.2 million at December 31, 2016.

•	Retained earnings increased by $17.8 million during the period as a result of net income of $61.4 million, offset by common share dividends of $43.4 million.

•
Treasury shares increased by $6.7 million during the period as a result of the repurchase of treasury shares in the total amount of $7.4 million, offset by the issuance of treasury shares of $0.6 million.

•	Accumulated other comprehensive loss, net of taxes decreased during the period as a result of unrealized net holding gains on securities available for sale, net of taxes, of $4.7 million.

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

Liquidity

Cash provided by operating activities was $66.7 million and $57.8 million for the nine months ended September 30, 2017 and 2016, respectively. Net income was the primary source of cash from operating activities for each of the nine months ended September 30, 2017 and 2016.
Cash used in investing activities was $82.4 million for the nine months ended September 30, 2017 and cash provided by investing activities was $80.0 million for the nine months ended September 30, 2016. Proceeds from the sale, repayment, or maturity of investment securities provide cash and purchases of investment securities use cash. Net investment securities transactions provided cash of $15.0 million for the nine months ended September 30, 2017 and $191.2 million for the nine months ended September 30, 2016. Another major use or source of cash in investing activities is the net increase or decrease in the loan portfolio. Cash used by the net increase in the loan portfolio was $95.8 million and $109.1 million for the nine months ended September 30, 2017 and 2016, respectively.
Cash provided by financing activities was $319.6 million for the nine months ended September 30, 2017 and cash used by financing activities was $47.2 million for the nine months ended September 30, 2016. A major source of cash for financing activities is the net change in deposits. Deposits increased and provided $452.4 million and $172.0 million of cash for the nine months ended September 30, 2017 and 2016, respectively. Another major source of cash from financing activities is borrowings in the form of short-term borrowings and long-term debt. For the nine months ended September 30, 2017, net short-term borrowings decreased and used $201.9 million in cash, net long-term borrowings increased and provided $150.0 million in cash and the repayment of subordinated notes used $30.0 million in cash. For the nine months ended September 30, 2016, net short-term borrowings decreased and used $176.0 million in cash and net long-term borrowings remained unchanged. Finally, cash declined by $43.1 million and $43.2 million, respectively, for each of the nine months ended September 30, 2017 and 2016, from the payment of dividends.
Effective liquidity management ensures that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, are met. Funds are available from a number of sources, including the securities portfolio, the core deposit base, Federal Home Loan Bank borrowings, the capability to securitize or package loans for sale, and a $10.0 million revolving line of credit with another financial institution, which did not have an outstanding balance as of September 30, 2017. The Corporation’s loan to asset ratio was 68.24% at September 30, 2017, compared to 70.60% at December 31, 2016 and 70.44% at September 30, 2016. Cash and cash equivalents were $450.4 million at September 30, 2017, compared to $146.4 million at December 31, 2016 and $240.0 million at September 30, 2016. Management believes that the present funding sources provide more than adequate liquidity for the Corporation to meet its cash flow needs.

Capital Resources

Shareholders’ equity at September 30, 2017 was $759.4 million, or 9.7% of total assets, compared to $742.2 million, or 9.9% of total assets, at December 31, 2016 and $751.1 million, or 10.2% of total assets, at September 30, 2016.

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

PNB met each of the well capitalized ratio guidelines at September 30, 2017. The following table indicates the capital ratios for PNB and Park at September 30, 2017 and December 31, 2016.

	As of September 30, 2017
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.06%	10.18%	10.18%	11.63%
Park National Corporation	9.08%	13.03%	12.76%	14.07%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

	As of December 31, 2016
	Leverage	Tier 1 Risk-Based	Common Equity Tier 1	Total Risk-Based
The Park National Bank	7.34%	10.09%	10.09%	11.49%
Park National Corporation	9.56%	13.11%	12.83%	14.63%
Adequately capitalized ratio	4.00%	6.00%	4.50%	8.00%
Adequately capitalized ratio plus capital conservation buffer	4.00%	8.50%	7.00%	10.50%
Well capitalized ratio (PNB only)	5.00%	8.00%	6.50%	10.00%

Contractual Obligations and Commitments

In the ordinary course of operations, Park enters into certain contractual obligations. Such obligations include the funding of operations through debt issuances as well as leases for premises. See page 43 of Park’s 2016 Annual Report (Table 36) for disclosure concerning contractual obligations and commitments at December 31, 2016. There were no significant changes in contractual obligations and commitments during the first nine months of 2017.

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

The total amounts of off-balance sheet financial instruments with credit risk were as follows:

(In thousands)	September 30, 2017	December 31, 2016
Loan commitments	$910,949	$912,007
Standby letters of credit	$11,107	$13,746

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

On page 42 (Table 35) of Park’s 2016 Annual Report, management reported that Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $198.6 million or 2.89% of total interest earning assets at December 31, 2016. At September 30, 2017, Park’s twelve-month cumulative rate sensitivity gap was a positive (assets exceeding liabilities) $450.8 million or 6.20% of total interest earning assets.

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

On page 42 of Park’s 2016 Annual Report, management reported that at December 31, 2016, the earnings simulation model projected that net income would decrease by 1.9% using a rising interest rate scenario and decrease by 6.3% using a declining interest rate scenario over the next year. At September 30, 2017, the earnings simulation model projected that net income would decrease by 2.6% using a rising interest rate scenario and would decrease by 5.1% in a declining interest rate scenario. At September 30, 2017, management continues to believe that gradual changes in interest rates (50 basis points per quarter for a total of 200 basis points per year) will have a small impact on net income.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Park’s internal control over financial reporting (as defined in Rule 13a-5(f) under the Exchange Act) that occurred during Park’s fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, Park’s internal control over financial reporting.

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

(c)
The following table provides information concerning purchases of Park’s common shares made by or on behalf of Park or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2017, as well as the maximum number of common shares that may be purchased under Park’s previously announced stock repurchase authorization to fund the 2013 Long-Term Incentive Plan (the "2013 Incentive Plan"), which was replaced on April 24, 2017, the 2017 Long-Term Incentive Plan for Employees (the "2017 Employees LTIP") and the 2017 Long-Term Incentive Plan for Non-Employee Directors (the "2017 Non-Employee Directors LTIP") and Park's previously announced 2017 stock repurchase authorization:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2017	—	$—	—	1,400,000
August 1 through August 31, 2017	20,000	97.64	—	1,380,000
September 1 through September 30, 2017	—	—	—	1,380,000
Total	20,000	$97.64	—	1,380,000

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

On January 23, 2017, the Park Board of Directors authorized Park to purchase, from time to time, up to an aggregate of 500,000 Common Shares. Purchases may be made through NYSE American, in the over-the-counter market or in privately negotiated transactions, in each case in compliance with applicable laws and regulations and the rules applicable to issuers having securities listed on NYSE American. Purchases will be made upon such terms and conditions and at such times and in such amounts as any one or more of the authorized officers of Park deem to be appropriate, subject to market conditions, regulatory requirements and other factors, and in the best interest of Park and Park's shareholders. The January 23, 2017 stock repurchase authorization is distinct from the stock repurchase authorization to fund the 2017 Employees LTIP and the 2017 Non-Employee Directors LTIP.

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

101
The following information from Park’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Condensed Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited); (ii) the Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2017 and 2016 (unaudited); (iii) the Consolidated Condensed Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016 (unaudited); (iv) the Consolidated Condensed Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016 (unaudited); (v) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited); and (vi) the Notes to Unaudited Consolidated Condensed Financial Statements (electronically submitted herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK NATIONAL CORPORATION

DATE: October 31, 2017	/s/ David L. Trautman
David L. Trautman
Chief Executive Officer and President

DATE: October 31, 2017	/s/ Brady T. Burt
Brady T. Burt
Chief Financial Officer, Secretary and Treasurer